Form 10-Q
period 2017-09-30
HSBC USA INC /MD/
filed 2017-10-30
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of October 27, 2017, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Interest income:
Loans	$552	$568	$1,673	$1,709
Securities	231	234	715	721
Trading securities	47	52	163	197
Short-term investments	203	100	515	268
Other	14	12	38	31
Total interest income	1,047	966	3,104	2,926
Interest expense:
Deposits	188	122	507	344
Short-term borrowings	39	22	94	61
Long-term debt	256	213	749	613
Other	4	5	15	12
Total interest expense	487	362	1,365	1,030
Net interest income	560	604	1,739	1,896
Provision for credit losses	(22)	62	(120)	353
Net interest income after provision for credit losses	582	542	1,859	1,543
Other revenues:
Credit card fees	12	12	37	39
Trust and investment management fees	39	40	116	118
Other fees and commissions	167	215	492	557
Trading revenue	81	120	222	185
Other securities gains, net	5	16	29	81
Servicing and other fees from HSBC affiliates	52	50	186	155
Residential mortgage banking revenue (expense)	(4)	(3)	(8)	24
Gain (loss) on instruments designated at fair value and related derivatives	7	(88)	40	90
Other income (loss)	9	(42)	344	(174)
Total other revenues	368	320	1,458	1,075
Operating expenses:
Salaries and employee benefits	268	235	789	718
Support services from HSBC affiliates	340	354	1,034	1,029
Occupancy expense, net	63	57	193	173
Other expenses	124	157	386	432
Total operating expenses	795	803	2,402	2,352
Income before income tax	155	59	915	266
Income tax expense	61	26	321	100
Net income	$94	$33	$594	$166

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income	$94	$33	$594	$166
Net change in unrealized gains (losses), net of tax:
Investment securities	22	(112)	239	374
Fair value option liabilities attributable to our own credit spread	(45)	—	(133)	—
Derivatives designated as cash flow hedges	2	9	—	(47)
Total other comprehensive income (loss)	(21)	(103)	106	327
Comprehensive income (loss)	$73	$(70)	$700	$493

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2017	December 31, 2016
	(in millions, except share data)
Assets(1)
Cash and due from banks	$986	$1,235
Interest bearing deposits with banks	23,103	20,238
Federal funds sold and securities purchased under agreements to resell (includes $1.3 billion and $770 million designated under fair value option at September 30, 2017 and December 31, 2016, respectively)	17,136	30,023
Trading assets	33,520	16,850
Securities available-for-sale	31,693	36,910
Securities held-to-maturity (fair value of $14.4 billion and $12.8 billion at September 30, 2017 and December 31, 2016, respectively)	14,361	12,809
Loans	67,593	73,875
Less – allowance for credit losses	799	1,017
Loans, net	66,794	72,858
Loans held for sale (includes $375 million and $725 million designated under fair value option at September 30, 2017 and December 31, 2016, respectively)	507	1,809
Properties and equipment, net	175	202
Goodwill	1,607	1,612
Other assets	8,004	6,755
Total assets	$197,886	$201,301
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$27,423	$26,932
Interest bearing (includes $7.6 billion and $7.5 billion designated under fair value option at September 30, 2017 and December 31, 2016, respectively)	85,898	86,389
Foreign deposits:
Noninterest bearing	563	741
Interest bearing	6,926	15,186
Deposits held for sale	1,030	—
Total deposits	121,840	129,248
Short-term borrowings (includes $3.6 billion and $2.7 billion designated under fair value option at September 30, 2017 and December 31, 2016, respectively)	7,973	5,101
Long-term debt (includes $12.4 billion and $10.4 billion designated under fair value option at September 30, 2017 and December 31, 2016, respectively)	37,376	37,739
Total debt	167,189	172,088
Trading liabilities	4,084	4,908
Interest, taxes and other liabilities	5,615	3,950
Total liabilities	176,888	180,946
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both September 30, 2017 and December 31, 2016)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both September 30, 2017 and December 31, 2016)	—	—
Additional paid-in capital	18,129	18,148
Retained earnings	1,942	1,560
Accumulated other comprehensive loss	(338)	(618)
Total common equity	19,733	19,090
Total equity	20,998	20,355
Total liabilities and equity	$197,886	$201,301

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at September 30, 2017 and December 31, 2016 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 16, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	September 30, 2017	December 31, 2016
	(in millions)
Assets
Other assets	$208	$231
Total assets	$208	$231
Liabilities
Long-term debt	$73	$79
Interest, taxes and other liabilities	58	60
Total liabilities	$131	$139

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30,	2017	2016
	(in millions)
Preferred stock
Balance at beginning of period	$1,265	$1,265
Preferred stock issuance	—	1,265
Preferred stock redemption	—	(1,265)
Balance at end of period	1,265	1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,148	18,169
Employee benefit plans	(19)	(12)
Balance at end of period	18,129	18,157
Retained earnings
Balance at beginning of period, as previously reported	1,560	1,498
Reclassification to accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	(174)	—
Balance at beginning of period, adjusted	1,386	1,498
Net income	594	166
Cash dividends declared on preferred stock	(38)	(29)
Balance at end of period	1,942	1,635
Accumulated other comprehensive income (loss)
Balance at beginning of period, as previously reported	(618)	(407)
Reclassification from retained earnings of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	174	—
Balance at beginning of period, adjusted	(444)	(407)
Other comprehensive income, net of tax	106	327
Balance at end of period	(338)	(80)
Total common equity	19,733	19,712
Total equity	$20,998	$20,977

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2017	2016
	(in millions)
Cash flows from operating activities
Net income	$594	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(75)	(29)
Provision for credit losses	(120)	353
Net realized gains on securities available-for-sale	(29)	(81)
Net change in other assets and liabilities	504	1,010
Net change in loans held for sale:
Originations and purchases of loans held for sale	(1,664)	(1,733)
Sales and collections of loans held for sale	2,025	2,051
Net change in trading assets and liabilities	(17,494)	(2,419)
Lower of amortized cost or fair value adjustments on loans held for sale	(17)	82
Gain on instruments designated at fair value and related derivatives	(40)	(90)
Net cash provided by (used in) operating activities	(16,316)	(690)
Cash flows from investing activities
Net change in interest bearing deposits with banks	(2,865)	(9,661)
Net change in federal funds sold and securities purchased under agreements to resell	12,893	(10,866)
Securities available-for-sale:
Purchases of securities available-for-sale	(7,973)	(18,364)
Proceeds from sales of securities available-for-sale	12,620	13,697
Proceeds from maturities of securities available-for-sale	1,168	1,315
Securities held-to-maturity:
Purchases of securities held-to-maturity	(3,455)	(1,311)
Proceeds from maturities of securities held-to-maturity	1,872	1,871
Change in loans:
Collections, net of originations	5,125	3,697
Loans sold to third parties	2,088	1,458
Net cash used for acquisitions of properties and equipment	(14)	(17)
Other, net	463	(60)
Net cash provided by (used in) investing activities	21,922	(18,241)
Cash flows from financing activities
Net change in deposits	(7,461)	12,285
Debt:
Net change in short-term borrowings	2,875	1,069
Issuance of long-term debt	3,886	7,675
Repayment of long-term debt	(5,098)	(2,122)
Preferred stock issuance	—	1,265
Preferred stock redemption	—	(1,265)
Other increases (decreases) in capital surplus	(19)	(12)
Dividends paid	(38)	(29)
Net cash provided by (used in) financing activities	(5,855)	18,866
Net change in cash and due from banks	(249)	(65)
Cash and due from banks at beginning of period	1,235	968
Cash and due from banks at end of period	$986	$903

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Accumulated Other Comprehensive Loss	40
2	Trading Assets and Liabilities	10	12	Pension and Other Postretirement Benefits	42
3	Securities	11	13	Related Party Transactions	43
4	Loans	16	14	Business Segments	46
5	Allowance for Credit Losses	26	15	Retained Earnings and Regulatory Capital Requirements	49
6	Loans Held for Sale	28	16	Variable Interest Entities	50
7	Goodwill	29	17	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	52
8	Sale of Certain Private Banking Client Relationships	30	18	Fair Value Measurements	58
9	Derivative Financial Instruments	30	19	Litigation and Regulatory Matters	76
10	Fair Value Option	37	20	New Accounting Pronouncements	77

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
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods. During the three and nine months ended September 30, 2017, our results were impacted by an out of period adjustment to our estimated liability associated with certain medical benefits provided to employees on long-term disability which increased salaries and employee benefits expense by $7 million. In addition, for the nine months ended September 30, 2017, our income tax expense was impacted by an out of period adjustment to our deferred tax asset balance which decreased tax expense by $9 million.

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Trading assets:
U.S. Treasury	$4,250	$3,560
U.S. Government agency issued or guaranteed	125	24
U.S. Government sponsored enterprises	213	222
Asset-backed securities	288	365
Corporate and foreign bonds	6,130	6,481
Other securities	12	15
Precious metals	19,124	1,772
Derivatives, net	3,378	4,411
Total trading assets	$33,520	$16,850
Trading liabilities:
Securities sold, not yet purchased	$1,474	$1,060
Payables for precious metals	—	62
Derivatives, net	2,610	3,786
Total trading liabilities	$4,084	$4,908
At September 30, 2017 and December 31, 2016, the fair value of derivatives included in trading assets is net of $3,628 million and $4,462 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2017 and December 31, 2016, the fair value of derivatives included in trading liabilities is net of $3,195 million and $3,826 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

September 30, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$16,069	$147	$(331)	$15,885
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,384	5	(64)	3,325
Collateralized mortgage obligations	648	—	(24)	624
Direct agency obligations	3,356	99	(1)	3,454
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,430	9	(64)	5,375
Collateralized mortgage obligations	999	2	(12)	989
Direct agency obligations	423	11	—	434
Asset-backed securities collateralized by:
Home equity	58	—	(3)	55
Other	507	2	—	509
Foreign debt securities(1)	890	—	(1)	889
Equity securities	159	—	(5)	154
Total available-for-sale securities	$31,923	$275	$(505)	$31,693
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,186	$17	$(4)	$2,199
Collateralized mortgage obligations	1,351	49	(10)	1,390
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,603	11	(6)	2,608
Collateralized mortgage obligations	8,203	31	(49)	8,185
Obligations of U.S. states and political subdivisions	14	1	—	15
Asset-backed securities collateralized by residential mortgages	4	—	—	4
Total held-to-maturity securities	$14,361	$109	$(69)	$14,401

HSBC USA Inc.

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$21,366	$102	$(559)	$20,909
U.S. Government sponsored enterprises:
Mortgage-backed securities	4,535	4	(122)	4,417
Collateralized mortgage obligations	2,139	—	(36)	2,103
Direct agency obligations	3,709	118	(10)	3,817
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,102	2	(58)	3,046
Collateralized mortgage obligations	1,370	2	(15)	1,357
Direct agency obligations	423	1	(4)	420
Asset-backed securities collateralized by:
Home equity	69	—	(8)	61
Other	108	—	(3)	105
Foreign debt securities(1)	522	—	(1)	521
Equity securities	159	—	(5)	154
Total available-for-sale securities	$37,502	$229	$(821)	$36,910
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,465	$11	$(9)	$2,467
Collateralized mortgage obligations	1,591	59	(12)	1,638
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,557	11	(10)	2,558
Collateralized mortgage obligations	6,176	34	(56)	6,154
Obligations of U.S. states and political subdivisions	15	1	—	16
Asset-backed securities collateralized by residential mortgages	5	—	—	5
Total held-to-maturity securities	$12,809	$116	$(87)	$12,838

(1)	Foreign debt securities represent public sector entity, bank or corporate debt.
Net unrealized losses decreased within the available-for-sale portfolio in the nine months ended September 30, 2017 due primarily to decreasing yields as well as favorable movements associated with fair value hedged U.S. Treasury securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at September 30, 2017 and December 31, 2016 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
September 30, 2017	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	28	$(214)	$7,433	29	$(117)	$3,675
U.S. Government sponsored enterprises	84	(80)	3,291	15	(9)	259
U.S. Government agency issued or guaranteed	42	(70)	1,858	6	(6)	73
Asset-backed securities	—	—	—	5	(3)	54
Foreign debt securities	8	—	672	1	(1)	168
Equity securities	—	—	—	1	(5)	154
Securities available-for-sale	162	$(364)	$13,254	57	$(141)	$4,383
Securities held-to-maturity:
U.S. Government sponsored enterprises	253	$(13)	$1,156	51	$(1)	$16
U.S. Government agency issued or guaranteed	125	(43)	5,052	467	(12)	776
Obligations of U.S. states and political subdivisions	—	—	—	2	—	—
Securities held-to-maturity	378	$(56)	$6,208	520	$(13)	$792

	One Year or Less			Greater Than One Year
December 31, 2016	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	40	$(378)	$13,707	32	$(181)	$3,908
U.S. Government sponsored enterprises	316	(155)	6,474	18	(13)	427
U.S. Government agency issued or guaranteed	57	(66)	3,941	7	(11)	252
Asset-backed securities	—	—	—	8	(11)	166
Foreign debt securities	7	—	343	1	(1)	178
Equity securities	1	(5)	154	—	—	—
Securities available-for-sale	421	$(604)	$24,619	66	$(217)	$4,931
Securities held-to-maturity:
U.S. Government sponsored enterprises	434	$(21)	$2,013	45	$—	$21
U.S. Government agency issued or guaranteed	179	(65)	4,734	503	(1)	112
Obligations of U.S. states and political subdivisions	1	—	—	3	—	—
Securities held-to-maturity	614	$(86)	$6,747	551	$(1)	$133
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At September 30, 2017 and December 31, 2016, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual

HSBC USA Inc.

maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
During the three and nine months ended September 30, 2017 and 2016, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Gross realized gains	$9	$25	$42	$112
Gross realized losses	(4)	(9)	(13)	(31)
Net realized gains	$5	$16	$29	$81

HSBC USA Inc.

Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2017 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at September 30, 2017, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2017. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$3,215	2.12%	$8,893	1.97%	$3,961	2.84%
U.S. Government sponsored enterprises	99	3.26	2,921	3.00	1,502	2.52	2,866	2.70
U.S. Government agency issued or guaranteed	1	3.49	183	2.56	20	3.91	6,648	2.57
Asset-backed securities	400	2.56	—	—	—	—	165	3.85
Foreign debt securities	602.00		288	1.18	—	—	—	—
Total amortized cost	$1,102	1.23%	$6,607	2.48%	$10,415	2.06%	$13,640	2.69%
Total fair value	$1,103		$6,727		$10,233		$13,476
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$310	2.36%	$339	2.77%	$2,888	2.86%
U.S. Government agency issued or guaranteed	—	—	26	3.78	29	2.47	10,751	2.35
Obligations of U.S. states and political subdivisions	2	4.17	4	3.51	6	4.15	2	4.16
Asset-backed securities	—	—	—	—	—	—	4	7.11
Total amortized cost	$2	4.17%	$340	2.48%	$374	2.77%	$13,645	2.46%
Total fair value	$2		$342		$379		$13,678

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $282 million and $631 million, respectively, at September 30, 2017 and $338 million and $631 million, respectively, at December 31, 2016 were included in other assets.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Commercial loans:
Real estate, including construction	$10,442	$10,890
Business and corporate banking	13,328	14,080
Global banking(1)(2)	19,950	23,481
Other commercial(2)	4,408	5,765
Total commercial	48,128	54,216
Consumer loans:
Residential mortgages	17,196	17,181
Home equity mortgages	1,234	1,408
Credit cards	656	688
Other consumer	379	382
Total consumer	19,465	19,659
Total loans	$67,593	$73,875

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.

(2)
During the first quarter of 2017, in conjunction with the creation of the new Corporate Center segment as discussed further in Note 14, "Business Segments," we reclassified loans to HSBC affiliates from global banking to other commercial and revised the prior period to conform with the current year presentation. As a result, other commercial includes loans to HSBC affiliates which totaled $1,820 million and $3,274 million at September 30, 2017 and December 31, 2016, respectively. All tables below have been restated to reflect this reclassification, as applicable. See Note 13, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $23 million and $48 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, we had a net unamortized premium (discount) on our loans of $6 million and $(5) million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at September 30, 2017 and December 31, 2016. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At September 30, 2017	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$7	$12	$19	$10,423	$10,442
Business and corporate banking	94	2	96	13,232	13,328
Global banking	—	56	56	19,894	19,950
Other commercial	1	—	1	4,407	4,408
Total commercial	102	70	172	47,956	48,128
Consumer loans:
Residential mortgages	368	331	699	16,497	17,196
Home equity mortgages	10	34	44	1,190	1,234
Credit cards	8	8	16	640	656
Other consumer	6	6	12	367	379
Total consumer	392	379	771	18,694	19,465
Total loans	$494	$449	$943	$66,650	$67,593

	Past Due		Total Past Due 30 Days or More
At December 31, 2016	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$17	$6	$23	$10,867	$10,890
Business and corporate banking	35	9	44	14,036	14,080
Global banking	1	64	65	23,416	23,481
Other commercial	4	7	11	5,754	5,765
Total commercial	57	86	143	54,073	54,216
Consumer loans:
Residential mortgages	402	317	719	16,462	17,181
Home equity mortgages	10	43	53	1,355	1,408
Credit cards	9	10	19	669	688
Other consumer	7	7	14	368	382
Total consumer	428	377	805	18,854	19,659
Total loans	$485	$463	$948	$72,927	$73,875

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$18	$56
Business and corporate banking	244	187
Global banking	469	546
Other commercial	—	1
Commercial nonaccrual loans held for sale	—	11
Total commercial	731	801
Consumer:
Residential mortgages(1)(2)(3)	435	435
Home equity mortgages(1)(2)	69	75
Consumer nonaccrual loans held for sale	3	369
Total consumer	507	879
Total nonaccruing loans	1,238	1,680
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	5	1
Total commercial	5	1
Consumer:
Credit cards	8	10
Other consumer	6	7
Total consumer	14	17
Total accruing loans contractually past due 90 days or more	19	18
Total nonperforming loans	$1,257	$1,698

(1)
At September 30, 2017 and December 31, 2016, nonaccrual consumer mortgage loans held for investment include $378 million and $382 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$15	$23	$53	$67
Interest income that was recorded on nonaccrual loans and included in interest income during the period	3	5	16	14

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans' original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three and nine months ended September 30, 2017 and 2016 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three and nine months ended September 30, 2017 and 2016 and as a result of this action became classified as TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Commercial loans:
Business and corporate banking	$—	$—	$24	$304
Global banking	—	—	86	—
Total commercial	—	—	110	304
Consumer loans:
Residential mortgages	11	12	27	55
Home equity mortgages	2	2	6	7
Credit cards	1	1	3	3
Total consumer	14	15	36	65
Total	$14	$15	$146	$369
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and nine months ended September 30, 2017 was 2.41 percent and 1.98 percent, respectively, compared with 1.41 percent and 1.61 percent during the three and nine months ended September 30, 2016, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	September 30, 2017		December 31, 2016
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)(2)
Commercial loans:
Real estate, including construction	$—	$—	$32	$33
Business and corporate banking	244	320	300	363
Global banking	119	123	150	152
Total commercial(3)	363	443	482	548
Consumer loans:
Residential mortgages(4)	693	789	708	797
Home equity mortgages(4)	31	64	27	59
Credit cards	4	4	5	5
Total consumer	728	857	740	861
Total TDR Loans(5)	$1,091	$1,300	$1,222	$1,409
Allowance for credit losses for TDR Loans:(6)
Commercial loans:
Real estate, including construction	$—		$—
Business and corporate banking	24		37
Global banking	—		—
Total commercial	24		37
Consumer loans:
Residential mortgages	7		9
Home equity mortgages	1		1
Credit cards	1		1
Total consumer	9		11
Total allowance for credit losses for TDR Loans	$33		$48

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $490 million and $571 million at September 30, 2017 and December 31, 2016, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $223 million and $184 million at September 30, 2017 and December 31, 2016, respectively.

(4)
At September 30, 2017 and December 31, 2016, the carrying value of consumer mortgage TDR Loans held for investment includes $662 million and $672 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	At September 30, 2017 and December 31, 2016, the carrying value of TDR Loans includes $514 million and $645 million, respectively, of loans which are classified as nonaccrual.

(6)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Real estate, including construction	$15	$63	$23	$78
Business and corporate banking	248	380	259	290
Global banking	164	116	149	113
Total commercial	427	559	431	481
Consumer loans:
Residential mortgages	705	917	709	966
Home equity mortgages	31	27	30	25
Credit cards	4	5	4	5
Total consumer	740	949	743	996
Total average balance of TDR Loans	$1,167	$1,508	$1,174	$1,477
Interest income recognized on TDR Loans:
Commercial loans:
Real estate, including construction	$—	$2	$—	$3
Business and corporate banking	1	3	5	7
Global banking	1	—	2	—
Total commercial	2	5	7	10
Consumer loans:
Residential mortgages	7	10	21	29
Home equity mortgages	—	—	1	1
Total consumer	7	10	22	30
Total interest income recognized on TDR Loans	$9	$15	$29	$40
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Consumer loans:
Residential mortgages	$2	$6	$7	$21
Home equity mortgages	$1	$—	1	—
Total consumer	$3	$6	$8	$21
During the three and nine months ended September 30, 2017 and 2016, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve for impaired commercial loans:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At September 30, 2017
Real estate, including construction	$1	$16	$17	$1	$17
Business and corporate banking	183	137	320	51	384
Global banking	372	144	516	162	530
Other commercial	—	—	—	—	—
Total commercial	$556	$297	$853	$214	$931
At December 31, 2016
Real estate, including construction	$2	$41	$43	$1	$45
Business and corporate banking	176	166	342	55	397
Global banking	417	244	661	251	674
Other commercial	1	6	7	1	7
Total commercial	$596	$457	$1,053	$308	$1,123

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $363 million and $482 million at September 30, 2017 and December 31, 2016, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Average balance of impaired commercial loans:
Real estate, including construction	$30	$79	$37	$93
Business and corporate banking	302	428	318	345
Global banking	559	679	583	443
Other commercial	3	8	5	7
Total average balance of impaired commercial loans	$894	$1,194	$943	$888
Interest income recognized on impaired commercial loans:
Real estate, including construction	$—	$2	$—	$3
Business and corporate banking	1	3	6	8
Global banking	1	—	2	—
Total interest income recognized on impaired commercial loans	$2	$5	$8	$11

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At September 30, 2017
Real estate, including construction	$502	$58	$7	$567
Business and corporate banking	558	594	49	1,201
Global banking	537	2,206	158	2,901
Other commercial	11	—	—	11
Total commercial	$1,608	$2,858	$214	$4,680
At December 31, 2016
Real estate, including construction	$445	$152	$1	$598
Business and corporate banking	597	803	58	1,458
Global banking	899	2,478	298	3,675
Other commercial	—	6	1	7
Total commercial	$1,941	$3,439	$358	$5,738
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2017
Real estate, including construction	$10,424	$18	$—	$10,442
Business and corporate banking	13,079	244	5	13,328
Global banking	19,481	469	—	19,950
Other commercial	4,408	—	—	4,408
Total commercial	$47,392	$731	$5	$48,128
At December 31, 2016
Real estate, including construction	$10,834	$56	$—	$10,890
Business and corporate banking	13,892	187	1	14,080
Global banking	22,935	546	—	23,481
Other commercial	5,764	1	—	5,765
Total commercial	$53,425	$790	$1	$54,216

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At September 30, 2017
Real estate, including construction	$7,264	$3,178	$10,442
Business and corporate banking	6,113	7,215	13,328
Global banking	13,543	6,407	19,950
Other commercial	3,195	1,213	4,408
Total commercial	$30,115	$18,013	$48,128
At December 31, 2016
Real estate, including construction	$7,857	$3,033	$10,890
Business and corporate banking	6,348	7,732	14,080
Global banking	14,205	9,276	23,481
Other commercial	4,473	1,292	5,765
Total commercial	$32,883	$21,333	$54,216

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	September 30, 2017		December 31, 2016
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$406	2.36%	$765	4.23%
Home equity mortgages(1)(2)	36	2.92	46	3.26
Credit cards	11	1.68	14	2.03
Other consumer	10	2.26	11	2.43
Total consumer	$463	2.37%	$836	4.05%

(1)
At September 30, 2017 and December 31, 2016, consumer mortgage loan delinquency includes $328 million and $711 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $3 million and $358 million, respectively, relating to loans held for sale.

(2)	At September 30, 2017 and December 31, 2016, consumer mortgage loans and loans held for sale include $168 million and $474 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2017
Residential mortgages	$16,761	$435	$—	$17,196
Home equity mortgages	1,165	69	—	1,234
Credit cards	648	—	8	656
Other consumer	373	—	6	379
Total consumer	$18,947	$504	$14	$19,465
At December 31, 2016
Residential mortgages	$16,746	$435	$—	$17,181
Home equity mortgages	1,333	75	—	1,408
Credit cards	678	—	10	688
Other consumer	375	—	7	382
Total consumer	$19,132	$510	$17	$19,659
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At September 30, 2017 and December 31, 2016, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,472 million and $3,589 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and nine months ended September 30, 2017 and 2016:

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking(1)	Global Banking(1)	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Three Months Ended September 30, 2017
Allowance for credit losses – beginning of period	$81	$261	$425	$14	$20	$12	$30	$5	$848
Provision charged (credited) to income	(1)	(9)	(21)	(1)	4	(2)	8	—	(22)
Charge-offs	(4)	(7)	(14)	—	—	(1)	(8)	(1)	(35)
Recoveries	—	2	—	—	2	1	2	1	8
Net (charge-offs) recoveries	(4)	(5)	(14)	—	2	—	(6)	—	(27)
Allowance for credit losses – end of period	$76	$247	$390	$13	$26	$10	$32	$5	$799

Three Months Ended September 30, 2016
Allowance for credit losses – beginning of period	$92	$331	$515	$15	$50	$19	$33	$8	$1,063
Provision charged (credited) to income(2)	(8)	13	38	(1)	11	1	7	1	62
Charge-offs(2)(3)	—	(26)	(7)	—	(34)	(4)	(7)	(1)	(79)
Recoveries	6	3	—	—	3	1	1	—	14
Net (charge-offs) recoveries	6	(23)	(7)	—	(31)	(3)	(6)	(1)	(65)
Allowance for credit losses – end of period	$90	$321	$546	$14	$30	$17	$34	$8	$1,060

Nine Months Ended September 30, 2017
Allowance for credit losses – beginning of period	$92	$317	$508	$13	$26	$20	$34	$7	$1,017
Provision charged (credited) to income	(9)	(56)	(60)	1	(4)	(8)	17	(1)	(120)
Charge-offs	(7)	(30)	(59)	(1)	(3)	(5)	(24)	(3)	(132)
Recoveries	—	16	1	—	7	3	5	2	34
Net (charge-offs) recoveries	(7)	(14)	(58)	(1)	4	(2)	(19)	(1)	(98)
Allowance for credit losses – end of period	$76	$247	$390	$13	$26	$10	$32	$5	$799
Ending balance: collectively evaluated for impairment	$75	$196	$228	$13	$19	$9	$31	$5	$576
Ending balance: individually evaluated for impairment	1	51	162	—	7	1	1	—	223
Total allowance for credit losses	$76	$247	$390	$13	$26	$10	$32	$5	$799

Loans:
Collectively evaluated for impairment(4)	$10,425	$13,008	$19,434	$4,408	$16,207	$1,164	$652	$379	$65,677
Individually evaluated for impairment(5)	17	320	516	—	59	3	4	—	919
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	930	67	—	—	997
Total loans	$10,442	$13,328	$19,950	$4,408	$17,196	$1,234	$656	$379	$67,593

HSBC USA Inc.

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking(1)	Global Banking(1)	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Nine Months Ended September 30, 2016
Allowance for credit losses – beginning of period	$86	$407	$267	$19	$68	$24	$32	$9	$912
Provision charged (credited) to income(2)	(2)	(29)	371	(5)	(5)	(2)	21	4	353
Charge-offs(2)(3)	—	(65)	(92)	—	(43)	(9)	(23)	(6)	(238)
Recoveries	6	8	—	—	10	4	4	1	33
Net (charge-offs) recoveries	6	(57)	(92)	—	(33)	(5)	(19)	(5)	(205)
Allowance for credit losses – end of period	$90	$321	$546	$14	$30	$17	$34	$8	$1,060
Ending balance: collectively evaluated for impairment	$88	$253	$275	$13	$20	$16	$33	$8	$706
Ending balance: individually evaluated for impairment	2	68	271	1	10	1	1	—	354
Total allowance for credit losses	$90	$321	$546	$14	$30	$17	$34	$8	$1,060

Loans:
Collectively evaluated for impairment(4)	$10,899	$13,658	$24,889	$7,451	$16,121	$1,378	$663	$380	$75,439
Individually evaluated for impairment(5)	59	399	670	7	62	4	5	—	1,206
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	908	72	—	—	980
Total loans	$10,958	$14,057	$25,559	$7,458	$17,091	$1,454	$668	$380	$77,625

(1)
During the fourth quarter of 2016, we transferred certain client relationships from Commercial Banking to Global Banking and Markets as discussed further in Note 14, "Business Segments." As a result, we reclassified $3.6 billion of loans and $21 million of allowance for credit losses from business and corporate banking to global banking at September 30, 2016 to conform with the current year presentation.

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

(4)
During the first quarter of 2017, in conjunction with the creation of the new Corporate Center segment as discussed further in Note 14, "Business Segments," we reclassified loans to HSBC affiliates from global banking to other commercial and revised the prior period to conform with the current year presentation. As a result, other commercial includes loans to HSBC affiliates totaling $1,820 million and $4,463 million at September 30, 2017 and 2016, respectively, for which we do not carry an associated allowance for credit losses.

(5)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $662 million at both September 30, 2017 and September 30, 2016.

HSBC USA Inc.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Commercial loans:
Real estate, including construction	$7	$17
Global banking	424	827
Total commercial	431	844
Consumer loans:
Residential mortgages	12	890
Home equity mortgages	—	4
Other consumer	64	71
Total consumer	76	965
Total loans held for sale	$507	$1,809
Commercial Loans Commercial loans held for sale primarily consists of certain global banking loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $375 million and $725 million at September 30, 2017 and December 31, 2016, respectively. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $49 million and $102 million at September 30, 2017 and December 31, 2016, respectively. During the three and nine months ended September 30, 2017, we reversed $4 million and $5 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded on commercial loans held for sale as a component of other income (loss) in the consolidated statement of income as a result of an increase in fair value due to improved pricing compared with recording $7 million and $37 million of lower of amortized cost or fair value adjustments associated with the write-down of commercial loans held for sale during the three and nine months ended September 30, 2016, respectively.
Consumer Loans As previously disclosed, during the first quarter of 2016, we determined we no longer have the intent to hold for investment certain residential mortgage loans which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy. As a result of this decision, during 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $568 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, was approximately $473 million, including related escrow advances. During the three and nine months ended September 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment of $4 million and $42 million, respectively, associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income. During the three and nine months ended September 30, 2016, we recorded $2 million and $8 million, respectively, of additional lower of amortized cost or fair value adjustment on these loans held for sale as a component of other income (loss) in the consolidated statement of income as a result of a reduction in the estimated pricing on specific pools of loans.
In March 2017, we completed the sale of these residential mortgage loans to a third party. These residential mortgage loans had an unpaid principal balance of $364 million (aggregate carrying value of $276 million) at the time of sale and we recognized a loss on sale of approximately $2 million, largely reflecting transaction costs. During the three months ended March 31, 2017, we reversed $5 million of the lower of amortized cost or fair value adjustment previously recorded on these loans as a component of other income (loss) in the consolidated statement of income as a result of an increase in fair value due to improved pricing.
In addition to the residential mortgage loans discussed above, during the third quarter of 2016, we determined we no longer have the intent to hold for investment a portfolio of residential mortgage loans that we previously purchased from HSBC Finance Corporation ("HSBC Finance"), along with any home equity mortgage balances associated with these loans and, as a result, transferred residential mortgage and home equity mortgage loans with a total unpaid principal balance of approximately $648 million at the time of transfer to held for sale. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, as applicable, was approximately $628 million, including accrued interest. During the third quarter

HSBC USA Inc.

of 2016, we recorded an initial lower of cost or fair value adjustment of $11 million associated with the newly transferred loans, all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income.
During the three and nine months ended September 30, 2017, we completed the sale of substantially all of this portfolio of residential mortgage loans to third parties. These residential mortgage loans had an unpaid principal balance of $84 million (aggregate carrying value of $68 million) and $579 million (aggregate carrying value of $535 million), respectively, at the time of sale and we recognized gains on sale of approximately $6 million and $50 million, respectively, including transaction costs. During the nine months ended September 30, 2017, we reversed $2 million of the lower of amortized cost or fair value adjustment previously recorded on this portfolio of loans as a component of other income (loss) in the consolidated statement of income as a result of an increase in fair value due to improved pricing.
We also continue to sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking revenue (expense) in the accompanying consolidated statement of income. Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $2 million and $3 million at September 30, 2017 and December 31, 2016, respectively, which were previously acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
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
Valuation Allowances Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $7 million and $57 million at September 30, 2017 and December 31, 2016, respectively. The valuation allowance on commercial loans held for sale was $8 million and $55 million at September 30, 2017 and December 31, 2016, respectively.

7. Goodwill

Goodwill was $1,607 million and $1,612 million at September 30, 2017 and December 31, 2016, respectively. Goodwill for these periods reflects accumulated impairment losses of $670 million, which were recognized in prior periods. During the third quarter of 2017, $5 million of goodwill was allocated to the portion of our Private Banking business sold to UBS. See Note 8, “Sale of Certain Private Banking Client Relationships,” for further discussion.
During the third quarter of 2017, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts.

HSBC USA Inc.

8. Sale of Certain Private Banking Client Relationships

In August 2017, our Private Banking business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS Wealth Management Americas (“UBS”). Our Private Banking business has made a decision to no longer service clients based in those markets and renew its focus on clients and prospects based in markets where we can leverage HSBC’s global connectivity, including the United States, Argentina, Brazil, Chile and Mexico. These markets are consistent with HSBC’s global strategy and allow us to better serve clients through collaboration with other HSBC businesses based in these markets.
Under the terms of the agreement, we will facilitate the referral of these client relationships to UBS, including the transfer of their client assets as well as the transfer of the relationship managers and client service employees that support these clients. At the time the agreement was signed, total client assets associated with these relationships consisted of approximately $3.5 billion in client investments (which are not reported on our balance sheet) and $1.7 billion in client deposits (which are reported on our balance sheet). Loans associated with these client relationships were not included in the agreement. UBS will pay us a fee of 0.5 percent of the aggregate client assets transferred during the first two years after the agreement was signed. Therefore, the consideration we expect to receive is contingent upon the clients’ decisions to transfer their accounts to UBS, the timing and amounts of client assets transferred and the acceptance of the client assets by UBS. As a result of entering into the agreement, we recorded the contingent consideration expected to be received of $15 million (the maximum of which could be as high as $26 million based on total clients assets at the time the agreement was signed) as a receivable at estimated fair value within other assets and recognized a pre-tax gain on sale, net of allocated goodwill and transaction costs, of $8 million in other income (loss) during the third quarter of 2017. The fair value of the contingent consideration was estimated using a discounted cash flow methodology and changes in fair value in future periods will be recognized in other income (loss). In addition, we have estimated the amount of client deposits that we expect will be transferred to UBS, which was approximately $1.0 billion at September 30, 2017, and have classified them as held for sale in our consolidated balance sheet. An additional $0.7 billion of deposits at September 30, 2017 could be transferred in the event all client deposits associated with these client relationships were to be transferred. No lower of cost or fair value adjustment was required as a result of the transfer to held for sale.

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

HSBC USA Inc.

	September 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$98	$401	$142	$341
Bilateral OTC(2)	—	141	—	196
Interest rate contracts	98	542	142	537
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	16	—	12	—
OTC-cleared(2)	—	61	6	57
Bilateral OTC(2)	—	24	—	94
Interest rate contracts	—	85	6	151
Total derivatives accounted for as hedges	114	627	160	688
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	62	105	35	84
OTC-cleared(2)	10,280	8,941	15,248	14,189
Bilateral OTC(2)	12,204	13,445	16,045	17,480
Interest rate contracts	22,546	22,491	31,328	31,753
Exchange-traded(2)	43	36	24	6
Bilateral OTC(2)	15,568	14,749	24,020	22,645
Foreign exchange contracts	15,611	14,785	24,044	22,651
Equity contracts - bilateral OTC(2)	2,289	2,277	1,658	1,653
Exchange-traded(2)	99	33	81	13
Bilateral OTC(2)	980	481	1,038	867
Precious metals contracts	1,079	514	1,119	880
OTC-cleared(2)	44	247	227	289
Bilateral OTC(2)	946	703	1,291	1,076
Credit contracts	990	950	1,518	1,365
Other non-qualifying derivatives not accounted for as hedges(1)
OTC-cleared(2)	338	66	287	41
Bilateral OTC(2)	378	140	437	170
Interest rate contracts	716	206	724	211
Foreign exchange contracts - bilateral OTC(2)	3	8	—	31
Equity contracts - bilateral OTC(2)	1,117	115	672	222
Precious metals contracts - bilateral OTC(2)	—	2	—	—
Credit contracts - bilateral OTC(2)	—	18	32	4
Other contracts - bilateral OTC(2)(4)	7	52	5	14
Total derivatives	44,472	42,045	61,260	59,472
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	35,791	35,791	51,111	51,111
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	4,808	3,195	5,145	3,826
Net amounts of derivative assets / liabilities presented in the balance sheet	3,873	3,059	5,004	4,535
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	710	367	787	1,050
Net amounts of derivative assets / liabilities	$3,163	$2,692	$4,217	$3,485

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
We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $91 million and $104 million at September 30, 2017 and December 31, 2016, respectively. During the three and nine months ended September 30, 2017, respectively, we amortized $1 million and $4 million of basis adjustments related to terminated and/or re-designated fair value hedges of our debt compared with $2 million and $5 million during the three and nine months ended September 30, 2016, respectively. The total accumulated unamortized basis adjustments related to terminated and-or re-designated fair value hedges amounted to increases in the carrying amount of our debt of $8 million and $12 million at September 30, 2017 and December 31, 2016, respectively.
We recorded basis adjustments for active fair value hedges of available-for-sale ("AFS") securities which increased the carrying amount of the securities by $323 million and $258 million at September 30, 2017 and December 31, 2016, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their locations on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income (Loss)	Interest Income (Expense)	Other Income (Loss)	Other Income (Loss)
	(in millions)
Three Months Ended September 30, 2017
Interest rate contracts/AFS Securities	$(28)	$2	$88	$(2)	$—
Interest rate contracts/long-term debt	2	(5)	(63)	3	(2)
Total	$(26)	$(3)	$25	$1	$(2)

Three Months Ended September 30, 2016
Interest rate contracts/AFS Securities	$(38)	$26	$92	$(37)	$(11)
Interest rate contracts/long-term debt	8	(27)	(34)	26	(1)
Total	$(30)	$(1)	$58	$(11)	$(12)

Nine Months Ended September 30, 2017
Interest rate contracts/AFS Securities	$(95)	$(59)	$268	$62	$3
Interest rate contracts/long-term debt	14	14	(197)	(13)	1
Total	$(81)	$(45)	$71	$49	$4

Nine Months Ended September 30, 2016
Interest rate contracts/AFS Securities	$(133)	$(1,027)	$281	$965	$(62)
Interest rate contracts/long-term debt	23	71	(95)	(70)	1
Total	$(110)	$(956)	$186	$895	$(61)

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
At September 30, 2017 and December 31, 2016, active cash flow hedge relationships extend or mature through July 2036. During the three and nine months ended September 30, 2017, respectively, $5 million and $11 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $5 million and $14 million during the three and nine months ended September 30, 2016, respectively. During the next twelve months, we expect to amortize $22 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the hedging instruments is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2017	2016		2017	2016		2017	2016
	(in millions)
Three Months Ended September 30,
Interest rate contracts	$(3)	$11	Interest income (expense)	$(5)	$(5)	Other income (loss)	$—	$—
Total	$(3)	$11		$(5)	$(5)		$—	$—

Nine Months Ended September 30,
Interest rate contracts	$(14)	$(89)	Interest income (expense)	$(11)	$(14)	Other income (loss)	$—	$—
Total	$(14)	$(89)		$(11)	$(14)		$—	$—
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

•
Swap agreements entered into in conjunction with the sales of certain Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A common shares ("Class A Shares"). See Note 17, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for additional information.

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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(in millions)
Interest rate contracts	Trading revenue	$(52)	$97	$(249)	$(413)
Interest rate contracts	Residential mortgage banking revenue (expense)	—	(3)	—	40
Foreign exchange contracts	Trading revenue	116	(243)	185	(15)
Equity contracts	Trading revenue	1	2	—	5
Precious metals contracts	Trading revenue	50	35	161	64
Credit contracts	Trading revenue	(41)	(40)	(87)	(102)
Total		$74	$(152)	$10	$(421)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$14	$(6)	$89	$319
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	8	6	11	26
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	342	194	863	226
Credit contracts	Other income (loss)	(9)	(23)	(39)	(64)
Other contracts(1)	Other income (loss)	(5)	—	(7)	—
Total		$350	$171	$917	$507

(1)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others, which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at September 30, 2017 was $1,044 million, for which we had posted collateral of $738 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2016 was $586 million, for which we had posted collateral of $581 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 17, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.

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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$40	$41
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2017	December 31, 2016
	(in millions)
Interest rate:
Futures and forwards	$830,442	$501,635
Swaps	2,367,130	2,142,183
Options written	52,585	74,741
Options purchased	69,476	87,020
	3,319,633	2,805,579
Foreign exchange:
Swaps, futures and forwards	908,523	965,301
Options written	28,088	52,845
Options purchased	29,921	53,260
Spot	45,123	34,565
	1,011,655	1,105,971
Commodities, equities and precious metals:
Swaps, futures and forwards	55,672	49,555
Options written	26,603	19,495
Options purchased	38,166	30,632
	120,441	99,682
Credit derivatives	95,914	123,714
Other contracts(1)	594	184
Total	$4,548,237	$4,135,130

(1)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

HSBC USA Inc.

10. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and as endorsed by the European Union ("EU"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain securities sold under repurchase agreements, certain fixed-rate long-term debt issuances and all of our hybrid instruments, including structured notes and deposits. Prior to January 1, 2017, changes in the fair value of these assets and liabilities, including changes in fair value related to interest rate, credit and other risks, as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives are reported in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income. As discussed more fully in Note 20, "New Accounting Pronouncements," beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income (loss).
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At September 30, 2017 and December 31, 2016, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
Hybrid Instruments  We elected to apply FVO accounting to all of our hybrid instruments issued, including structured notes and deposits. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments and our own credit risk. Cash flows of the hybrid instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) in the consolidated statement of income related to hybrid instruments designated at fair value are summarized in the table below.

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value over (under) Unpaid Principal Balance
	(in millions)
At September 30, 2017
Commercial loans held for sale	$375	$384	$(9)
Securities purchased under resale agreements	1,309	1,303	6
Securities sold under repurchase agreements	3,609	3,609	—
Fixed rate long-term debt	2,162	1,750	412
Hybrid instruments:
Structured deposits	7,628	7,682	(54)
Structured notes	10,196	9,201	995
At December 31, 2016
Commercial loans held for sale	$725	$728	$(3)
Securities purchased under resale agreements	770	767	3
Securities sold under repurchase agreements	2,672	2,670	2
Fixed rate long-term debt	2,012	1,750	262
Hybrid instruments:
Structured deposits	7,526	7,881	(355)
Structured notes	8,372	8,067	305

HSBC USA Inc.

Components of Gain (loss) on Instruments at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three and nine months ended September 30, 2017 and 2016:

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended September 30, 2017
Interest rate and other components(1)	$—	$(1)	$—	$—	$(355)	$(356)
Credit risk component(2)	(1)	—	—	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	(1)	—	—	(355)	(357)
Mark-to-market on the related derivatives	—	—	—	(6)	354	348
Net realized gain on the related long-term debt derivatives	—	—	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$(1)	$—	$10	$(1)	$7

Three Months Ended September 30, 2016
Interest rate and other components(1)	$—	$(4)	$1	$(5)	$(220)	$(228)
Credit risk component	6	—	—	5	(65)	(54)
Total mark-to-market on financial instruments designated at fair value	6	(4)	1	—	(285)	(282)
Mark-to-market on the related derivatives	—	—	—	(10)	188	178
Net realized gain on the related long-term debt derivatives	—	—	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$6	$(4)	$1	$6	$(97)	$(88)

Nine Months Ended September 30, 2017
Interest rate and other components(1)	$—	$6	$3	$(7)	$(922)	$(920)
Credit risk component(2)	(3)	—	—	—	—	(3)
Total mark-to-market on financial instruments designated at fair value	(3)	6	3	(7)	(922)	(923)
Mark-to-market on the related derivatives	—	—	—	(13)	931	918
Net realized gain on the related long-term debt derivatives	—	—	—	45	—	45
Gain (loss) on instruments designated at fair value and related derivatives	$(3)	$6	$3	$25	$9	$40

Nine Months Ended September 30, 2016
Interest rate and other components(1)	$—	$1	$2	$(202)	$(382)	$(581)
Credit risk component	6	—	—	113	(19)	100
Total mark-to-market on financial instruments designated at fair value	6	1	2	(89)	(401)	(481)
Mark-to-market on the related derivatives	—	—	—	184	339	523
Net realized gain on the related long-term debt derivatives	—	—	—	48	—	48
Gain (loss) on instruments designated at fair value and related derivatives	$6	$1	$2	$143	$(62)	$90

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

(2)
As discussed more fully in Note 20, "New Accounting Pronouncements," beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to our own credit spread is recorded in common equity as a component of other comprehensive income (loss).

HSBC USA Inc.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Three Months Ended September 30,	2017	2016
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(244)	$252
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $13 million and $(65) million, respectively	20	(108)
Reclassification adjustment for gains realized in net income, net of tax of $(2) million and $(6) million, respectively(1)	(3)	(10)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $3 million and $4 million, respectively(2)	5	6
Total other comprehensive income (loss) for period	22	(112)
Balance at end of period	(222)	140
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	86	—
Other comprehensive income (loss) for period:
Net unrealized losses arising during the period, net of tax of $(26) million	(45)	—
Total other comprehensive loss for period	(45)	—
Balance at end of period	41	—
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(159)	(226)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(2) million and $5 million, respectively	(2)	6
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $2 million, respectively(3)	4	3
Total other comprehensive income for period	2	9
Balance at end of period	(157)	(217)
Pension and postretirement benefit liability:
Balance at beginning and end of period	—	(3)
Total accumulated other comprehensive loss at end of period	$(338)	$(80)

HSBC USA Inc.

Nine Months Ended September 30,	2017	2016
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(461)	$(234)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $147 million and $243 million, respectively	244	407
Reclassification adjustment for gains realized in net income, net of tax of $(11) million and $(30) million, respectively(1)	(18)	(51)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $8 million and $11 million, respectively(2)	13	18
Total other comprehensive income for period	239	374
Balance at end of period	(222)	140
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period, as previously reported	—	—
Cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax of $103 million(4)	174	—
Balance at beginning of period, adjusted	174	—
Other comprehensive income (loss) for period:
Net unrealized losses arising during the period, net of tax of $(78) million	(133)	—
Total other comprehensive loss for period	(133)	—
Balance at end of period	41	—
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(157)	(170)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(6) million and $(33) million, respectively	(7)	(56)
Reclassification adjustment for losses realized in net income, net of tax of $4 million and $5 million, respectively(3)	7	9
Total other comprehensive loss for period	—	(47)
Balance at end of period	(157)	(217)
Pension and postretirement benefit liability:
Balance at beginning and end of period	—	(3)
Total accumulated other comprehensive loss at end of period	$(338)	$(80)

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

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

(3)	Amount reclassified to net income is included in interest income (expense) in our consolidated statement of income.

(4)	See Note 20, "New Accounting Pronouncements," for additional discussion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Interest cost on projected benefit obligation	$18	$18	$54	$53
Expected return on plan assets	(22)	(21)	(65)	(63)
Amortization of net actuarial loss	7	13	25	32
Administrative costs	1	1	3	4
Pension expense	$4	$11	$17	$26
In August 2017, the HSBC North America Board of Directors approved a limited-time option to former vested Plan employees who have not yet commenced payment of their annuity benefit to elect a) an immediate lump sum payment; b) an immediate annuity (reduced for early payment under the terms of the Plan); or c) to retain their existing benefit in an annuity to be paid under the original terms of the Plan. The election period for the program commenced in October. The program will result in a charge to pension expense at the time of payment which is expected to occur in the fourth quarter of 2017. The charge to pension expense will be based on the actual number of employees who elect to participate in an early distribution and, therefore, cannot be precisely determined until the election period ends.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Interest cost on accumulated benefit obligation	$—	$1	$1	$2
Net periodic postretirement benefit cost	$—	$1	$1	$2

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

	September 30, 2017	December 31, 2016
	(in millions)
Assets:
Cash and due from banks	$161	$364
Interest bearing deposits with banks	625	980
Securities purchased under agreements to resell(1)	5	949
Trading assets	29	74
Loans	1,820	3,274
Other(2)	348	291
Total assets	$2,988	$5,932
Liabilities:
Deposits	$13,131	$23,999
Trading liabilities	492	510
Short-term borrowings	1,639	2,148
Long-term debt	4,839	4,834
Other(2)	508	247
Total liabilities	$20,609	$31,738

(1)	Reflects purchases of securities which other HSBC affiliates have agreed to repurchase.

(2)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Income/(Expense):
Interest income	$16	$30	$51	$90
Interest expense	(72)	(38)	(208)	(102)
Net interest expense	(56)	(8)	(157)	(12)
Trading revenue (expense)	—	(661)	(806)	138
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	22	22	67	70
HSBC Finance Corporation	3	8	40	29
HSBC Markets (USA) Inc. ("HMUS")	6	5	16	15
Other HSBC affiliates	21	15	63	41
Total servicing and other fees from HSBC affiliates	52	50	186	155
Gain on instruments designated at fair value and related derivatives	347	193	871	228
Support services from HSBC affiliates:
HMUS	(14)	(42)	(38)	(150)
HSBC Technology & Services (USA) ("HTSU")	(268)	(252)	(846)	(734)
Other HSBC affiliates	(58)	(60)	(150)	(145)
Total support services from HSBC affiliates	(340)	(354)	(1,034)	(1,029)
Stock based compensation expense(1)	(8)	(7)	(26)	(24)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both September 30, 2017 and December 31, 2016, long-term debt with affiliates reflected $4.9 billion of floating rate borrowings from HSBC North America. The outstanding balances include $2.0 billion of senior debt which matures in August 2021, $0.9 billion of subordinated debt which matures in May 2025 and $2.0 billion of senior debt which matures in August 2026.
We have a $150 million uncommitted line of credit with HSBC North America although there was no outstanding balance under this credit facility at either September 30, 2017 or December 31, 2016.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSI. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2017 and December 31, 2016, we have the following loan balances outstanding with HSBC affiliates:

	September 30, 2017	December 31, 2016
	(in millions)
HSBC Finance Corporation	$—	$2,501
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	1,742	563
HSBC Mexico S.A.	—	195
Other short-term affiliate lending	78	15
Total loans	$1,820	$3,274
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

HSBC USA Inc.

HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $5.9 billion at both September 30, 2017 and December 31, 2016, of which $1.7 billion and $0.6 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC Mexico S.A. We have extended an uncommitted line of credit to HSBC Mexico S.A. in the amount of $1.2 billion at both September 30, 2017 and December 31, 2016, of which $195 million was outstanding at December 31, 2016. During the second quarter of 2017, this amount was repaid in full.
We have extended lines of credit to various other HSBC affiliates totaling $1.9 billion which did not have any outstanding balances at either September 30, 2017 and December 31, 2016.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At September 30, 2017 and December 31, 2016, there were $78 million and $15 million, respectively, of these loans outstanding.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance, HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $761.5 billion and $878.5 billion at September 30, 2017 and December 31, 2016, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $35 million and $29 million at September 30, 2017 and December 31, 2016, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (which had a carrying amount of $558 million at December 31, 2016) that we previously purchased from HSBC Finance. During the nine months ended September 30, 2017, we sold substantially all of these residential mortgage loans to third parties. See Note 6, "Loans Held for Sale," for additional information.

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

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $13 million and $41 million during the three and nine months ended September 30, 2017, respectively, compared with $16 million and $47 million during the three and nine months ended September 30, 2016, respectively.
At both September 30, 2017 and December 31, 2016, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," in our 2016 Form 10-K for additional information.

HSBC USA Inc.

14. Business Segments

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
The following table summarizes the impact on reported segment profit before tax, total assets and total deposits as of and for the three and nine months ended September 30, 2016:

2016
(in millions)
Increase (decrease) in segment profit before tax during the three months ended September 30:
RBWM	$1
CMB	3
GB&M	(50)
PB	—
CC (as compared with previously reported Other)	46

Increase (decrease) in segment profit before tax during the nine months ended September 30:
RBWM	$1
CMB	9
GB&M	(131)
PB	—
CC (as compared with previously reported Other)	121

Increase (decrease) in segment total assets at September 30:
RBWM	$(611)
CMB	—
GB&M	(107,318)
PB	—
CC (as compared with previously reported Other)	107,929

Increase (decrease) in segment total deposits at September 30:
RBWM	$—
CMB	—
GB&M	(6,672)
PB	—
CC (as compared with previously reported Other)	6,672
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

HSBC USA Inc.

We continue to evaluate the financial information used to manage our businesses, including the presentation of financial data being reported to our Management and our Board. To the extent we make changes to this reporting in the future, we will evaluate any impact such changes may have on our segment reporting.
During the first quarter of 2017, we adopted new accounting guidance under the Group Reporting Basis which, for financial liabilities measured under the fair value option, requires recognizing the change in fair value attributable to our own credit spread in other comprehensive income (loss) consistent with the new accounting guidance also adopted under U.S. GAAP. The adoption of this guidance did not require periods prior to 2017 to be restated. During the three and nine months ended September 30, 2016, total other revenues under the Group Reporting Basis included gains of $5 million and $113 million, respectively, from the change in fair value of our own debt attributable to our own credit spread for which we have elected fair value option accounting.
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
Structured notes and deposits - Structured notes and deposits are classified as trading liabilities under the Group Reporting Basis and are carried at fair value with changes in fair value recorded in earnings. We elected to apply fair value option accounting to these structured notes and deposits under U.S. GAAP. Beginning January 1, 2017, the adoption of new accounting guidance under U.S. GAAP requires the fair value movement on fair value option liabilities, including structured notes and deposits, attributable to our own credit spread to be recorded in other comprehensive income (loss).
Property - The sale and leaseback of our 452 Fifth Avenue property, including the 1 W. 39th Street building, in 2010 resulted in the recognition of a gain under the Group Reporting Basis while under U.S. GAAP, such gain is deferred and was being recognized over the lease term (which was ten years) due to our continuing involvement. During the second quarter of 2017, we extended the lease for an additional five years as well as the amortization of the deferred gain to reflect the new lease term.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB(3)	GB&M(3)	PB	CC	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(4)	Group Reporting Basis Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2017
Net interest income(1)	$231	$187	$131	$56	$(10)	$—	$595	$(9)	$(26)	$560
Other operating income	54	55	111	31	33	—	284	61	23	368
Total operating income	285	242	242	87	23	—	879	52	(3)	928
Loan impairment charges	11	(8)	(18)	(2)	1	—	(16)	1	(7)	(22)
	274	250	260	89	22	—	895	51	4	950
Operating expenses(2)	281	142	200	67	103	—	793	(2)	4	795
Profit (loss) before income tax expense	$(7)	$108	$60	$22	$(81)	$—	$102	$53	$—	$155

Three Months Ended September 30, 2016
Net interest income(1)	$206	$187	$133	$53	$29	$—	$608	$(18)	$14	$604
Other operating income	69	49	183	22	34	—	357	(27)	(10)	320
Total operating income	275	236	316	75	63	—	965	(45)	4	924
Loan impairment charges	30	(18)	31	1	(2)	—	42	16	4	62
	245	254	285	74	65	—	923	(61)	—	862
Operating expenses(2)	278	151	242	56	87	—	814	(11)	—	803
Profit (loss) before income tax expense	$(33)	$103	$43	$18	$(22)	$—	$109	$(50)	$—	$59

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB(3)	GB&M(3)	PB	CC	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(4)	Group Reporting Basis Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Nine Months Ended September 30, 2017
Net interest income(1)	$665	$548	$439	$165	$(9)	$—	$1,808	$(38)	$(31)	$1,739
Other operating income	416	159	385	73	205	—	1,238	190	30	1,458
Total operating income	1,081	707	824	238	196	—	3,046	152	(1)	3,197
Loan impairment charges	17	(49)	(55)	1	—	—	(86)	(47)	13	(120)
	1,064	756	879	237	196	—	3,132	199	(14)	3,317
Operating expenses(2)	830	422	635	191	338	—	2,416	—	(14)	2,402
Profit (loss) before income tax expense	$234	$334	$244	$46	$(142)	$—	$716	$199	$—	$915
Balances at end of period:
Total assets	$18,968	$24,154	$90,779	$7,684	$90,262	$—	$231,847	$(33,961)	$—	$197,886
Total loans, net	16,781	22,959	18,843	5,900	3,751	—	68,234	(1,039)	(401)	66,794
Goodwill	581	358	—	321	—	—	1,260	347	—	1,607
Total deposits	34,275	23,919	21,628	9,737	8,394	—	97,953	(3,874)	27,761	121,840

Nine Months Ended September 30, 2016
Net interest income(1)	$613	$562	$440	$153	$119	$(2)	$1,885	$(59)	$70	$1,896
Other operating income	214	166	598	67	209	2	1,256	(111)	(70)	1,075
Total operating income	827	728	1,038	220	328	—	3,141	(170)	—	2,971
Loan impairment charges	57	13	385	—	(4)	—	451	(72)	(26)	353
	770	715	653	220	332	—	2,690	(98)	26	2,618
Operating expenses(2)	793	451	711	173	220	—	2,348	(22)	26	2,352
Profit (loss) before income tax expense	$(23)	$264	$(58)	$47	$112	$—	$342	$(76)	$—	$266
Balances at end of period:
Total assets	$20,108	$25,262	$92,055	$8,149	$108,400	$—	$253,974	$(45,673)	$9	$208,310
Total loans, net	17,116	24,170	24,065	6,433	1,846	—	73,630	(447)	3,382	76,565
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	31,702	21,858	26,547	13,216	6,672	—	99,995	(4,919)	36,006	131,082

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

(3)
During the fourth quarter of 2016, we transferred certain client relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in our 2016 Form 10-K. As a result, we reclassified $23 million and $67 million of profit before tax from the CMB segment to the GB&M segment during the three and nine months ended September 30, 2016, respectively, to conform with the current year presentation. In addition, we reclassified $3,570 million of loans and $3,068 million of deposits from the CMB segment to the GB&M segment at September 30, 2016.

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
HSBC Bank USA is also required to maintain reserve balances either in the form of vault cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. At September 30, 2017 and December 31, 2016, HSBC Bank USA was required to maintain $3,033 million and $3,139 million, respectively, of reserve balances with the Federal Reserve Bank.
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect at September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$18,258	4.5%	(2)	15.3%	$17,544	4.5%	(2)	13.7%
HSBC Bank USA	20,082	6.5		17.1	19,577	6.5		15.7
Tier 1 capital ratio:
HSBC USA	19,512	6.0		16.3	18,640	6.0		14.5
HSBC Bank USA	22,561	8.0		19.2	21,971	8.0		17.6
Total capital ratio:
HSBC USA	23,628	10.0		19.8	23,549	10.0		18.3
HSBC Bank USA	26,432	10.0		22.5	26,325	10.0		21.1
Tier 1 leverage ratio:
HSBC USA	19,512	4.0	(2)	9.9	18,640	4.0	(2)	9.2
HSBC Bank USA	22,561	5.0		11.5	21,971	5.0		11.1
Risk-weighted assets:
HSBC USA	119,598				128,482
HSBC Bank USA	117,458				124,666
Adjusted quarterly average assets:(3)
HSBC USA	198,043				203,000
HSBC Bank USA	195,544				197,944

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

(3)
Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital for the three months ended September 30, 2017 and December 31, 2016, respectively.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at September 30, 2017 and December 31, 2016 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	September 30, 2017		December 31, 2016
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$208	$—	$231	$—
Long-term debt	—	73	—	79
Interest, taxes and other liabilities	—	58	—	60
Total	$208	$131	$231	$139
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at September 30, 2017 and December 31, 2016:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At September 30, 2017
Structured note vehicles	$3,013	$1,803	$—	$3,013
Limited partnership investments	1,536	384	256	384
Refinancing SPE	418	281	—	281
Total	$4,967	$2,468	$256	$3,678
At December 31, 2016
Structured note vehicles	$5,908	$2,888	$7	$5,896
Limited partnership investments	1,853	427	227	427
Refinancing SPE	659	353	—	353
Total	$8,420	$3,668	$234	$6,676
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $3,013 million at September 30, 2017 will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
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

HSBC USA Inc.

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
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 2, "Trading Assets and Liabilities," Note 3, "Securities," and Note 18, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy.

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at September 30, 2017 and December 31, 2016. Following the table is a description of the various arrangements.

	September 30, 2017		December 31, 2016
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(201)	$45,228	$(627)	$58,329
Financial standby letters of credit, net of participations(2)(3)	—	5,190	—	5,423
Performance standby letters of credit, net of participations(2)(3)	—	3,257	—	2,969
Total	$(201)	$53,675	$(627)	$66,721

(1)	Includes $26,541 million and $29,999 million of notional issued for the benefit of HSBC affiliates at September 30, 2017 and December 31, 2016, respectively.

(2)
Includes $1,270 million and $1,315 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at September 30, 2017 and December 31, 2016, respectively.

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

HSBC USA Inc.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(201)	$45,228	$(627)	$58,329
Buy-protection credit derivative positions	275	50,686	845	65,385
Net position(1)	$74	$5,458	$218	$7,056

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a client and is a guarantee that the client will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the client fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the client is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the client's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. At September 30, 2017, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,190 million and $3,257 million, respectively. At December 31, 2016, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,423 million and $2,969 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $50 million and $49 million at September 30, 2017 and December 31, 2016, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $26 million and $39 million at September 30, 2017 and December 31, 2016, respectively.

HSBC USA Inc.

The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at September 30, 2017 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.6	$24,945	$11,937	$36,882
Structured CDS	0.2	841	49	890
Index credit derivatives	3.8	3,085	2,786	5,871
Total return swaps	2.8	1,308	277	1,585
Subtotal		30,179	15,049	45,228
Standby Letters of Credit(2)	1.2	5,320	3,127	8,447
Total		$35,499	$18,176	$53,675

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation as described in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K. Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders. As discussed further below, during the first half of 2017, we sold substantially all of our remaining Visa Class B Shares to a third party.
During the first half of 2017, we sold 2,391,936 Visa Class B Shares resulting in a net pre-tax gain of approximately $312 million. During the fourth quarter of 2016, we sold 638,219 Visa Class B Shares resulting in a net pre-tax gain of approximately $71 million. The net pre-tax gains associated with these sales were recorded as a component of other income (loss) in the consolidated statement of income. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $52 million (of which $36 million related to the sales during the first half of 2017) and $14 million at September 30, 2017 and December 31, 2016, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic fixed payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 9, "Derivative Financial Instruments," for further information.

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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $2 million and $6 million September 30, 2017 and December 31, 2016, respectively.
The following table summarizes the change in our estimated repurchase liability during the three and nine months ended September 30, 2017 and 2016 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Balance at beginning of period	$11	$13	$12	$17
Increase (decrease) in liability recorded through earnings	—	—	(1)	(3)
Realized losses	(1)	(1)	(1)	(2)
Balance at end of period	$10	$12	$10	$12
Our repurchase liability of $10 million at September 30, 2017 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at September 30, 2017. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note
27, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2017 for additional discussion of related exposure. There have been no significant changes with regards to this exposure since March 31, 2017. The outstanding principal balance on these loans was approximately $4.3 billion and $4.6 billion at September 30, 2017 and December 31, 2016, respectively.

HSBC USA Inc.

Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Interest bearing deposits with banks	$3,195	$3,034
Trading assets(1)	3,626	2,772
Securities available-for-sale(2)	9,591	7,503
Securities held-to-maturity(2)	2,268	2,551
Loans(3)	18,108	18,260
Other assets(4)	2,194	1,958
Total	$38,982	$36,078

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

(2)
Securities are primarily pledged against derivatives, public fund deposits, trust deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the Federal Home Loan Bank of New York ("FHLB") and the Federal Reserve Bank of New York.

(3)	Loans are primarily residential mortgage loans pledged against current and potential borrowings from the FHLB and the Federal Reserve Bank of New York.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $2,814 million and $892 million at September 30, 2017 and December 31, 2016, respectively. The fair value of trading assets that could be sold or repledged was $3,626 million and $2,772 million at September 30, 2017 and December 31, 2016, respectively.
The fair value of collateral we accepted under security resale agreements but not reported on the consolidated balance sheet was $18,897 million and $30,784 million at September 30, 2017 and December 31, 2016, respectively, discussed further below. Of this collateral, $16,997 million and $29,835 million could be sold or repledged at September 30, 2017 and December 31, 2016, respectively, of which $1,815 million and $769 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.

The following table provides information about resale and repurchase agreements that are subject to offset at September 30, 2017 and December 31, 2016:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At September 30, 2017
Assets:
Securities purchased under resale agreements	$18,897	$1,761	$17,136	$17,114	$—	$22
Liabilities:
Securities sold under repurchase agreements	$8,255	$1,761	$6,494	$6,481	$—	$13

At December 31, 2016
Assets:
Securities purchased under resale agreements	$30,784	$761	$30,023	$29,945	$—	$78
Liabilities:
Securities sold under repurchase agreements	$4,433	$761	$3,672	$3,661	$—	$11

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at September 30, 2017 and December 31, 2016:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At September 30, 2017
U.S. Treasury, U.S. Government agency and sponsored entity securities	$1,482	$2,713	$1,173	$1,369	$1,512	$8,249
Foreign debt securities	—	6	—	—	—	6
Total repurchase agreements accounted for as secured borrowings	$1,482	$2,719	$1,173	$1,369	$1,512	$8,255

At December 31, 2016
U.S. Treasury, U.S. Government agency and sponsored entity securities	$761	$—	$—	$1,272	$2,400	$4,433
Foreign debt securities	—	—	—	—	—	—
Total repurchase agreements accounted for as secured borrowings	$761	$—	$—	$1,272	$2,400	$4,433

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
The following table summarizes the carrying value and estimated fair value of our financial instruments at September 30, 2017 and December 31, 2016:

September 30, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$24,108	$24,108	$986	$23,103	$19
Federal funds sold and securities purchased under agreements to resell	15,827	15,827	—	15,827	—
Federal funds sold and securities purchased under agreements to resell designated under fair value option	1,309	1,309	—	1,309	—
Non-derivative trading assets	30,142	30,142	6,548	21,666	1,928
Derivatives	3,873	3,873	18	3,830	25
Securities	46,054	46,094	20,420	25,564	110
Commercial loans, net of allowance for credit losses	47,402	48,861	—	—	48,861
Commercial loans designated under fair value option and held for sale	375	375	—	375	—
Commercial loans held for sale	56	56	—	56	—
Consumer loans, net of allowance for credit losses	19,392	18,753	—	—	18,753
Consumer loans held for sale:
Residential mortgages	12	12	—	7	5
Other consumer	64	64	—	—	64
Financial liabilities:
Short-term financial liabilities	$4,383	$4,415	$—	$4,396	$19
Deposits:
Without fixed maturities	102,720	102,720	—	102,720	—
Fixed maturities	10,462	10,489	—	10,489	—
Deposits designated under fair value option	7,628	7,628	—	6,683	945
Deposits held for sale	1,030	1,030	—	1,030	—
Non-derivative trading liabilities	1,474	1,474	1,373	101	—
Derivatives	3,059	3,059	13	3,034	12
Short-term borrowings designated under fair value option	3,609	3,609	—	3,609	—
Long-term debt	25,019	26,114	—	26,114	—
Long-term debt designated under fair value option	12,358	12,358	—	11,805	553

HSBC USA Inc.

December 31, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$21,500	$21,500	$1,235	$20,238	$27
Federal funds sold and securities purchased under agreements to resell	29,253	29,253	—	29,253	—
Federal funds sold and securities purchased under agreements to resell designated under fair value option	770	770	—	770	—
Non-derivative trading assets	12,439	12,439	3,560	5,811	3,068
Derivatives	5,004	5,004	12	4,961	31
Securities	49,719	49,748	25,145	24,498	105
Commercial loans, net of allowance for credit losses	53,286	54,938	—	—	54,938
Commercial loans designated under fair value option and held for sale	725	725	—	725	—
Commercial loans held for sale	119	119	—	119	—
Consumer loans, net of allowance for credit losses	19,572	18,833	—	—	18,833
Consumer loans held for sale:
Residential mortgages	894	912	—	9	903
Other consumer	71	71	—	—	71
Financial liabilities:
Short-term financial liabilities	$2,456	$2,489	$—	$2,462	$27
Deposits:
Without fixed maturities	112,009	112,009	—	112,009	—
Fixed maturities	9,713	9,749	—	9,749	—
Deposits designated under fair value option	7,526	7,526	—	6,119	1,407
Non-derivative trading liabilities	1,122	1,122	1,060	62	—
Derivatives	4,535	4,535	8	4,511	16
Short-term borrowings designated under fair value option	2,672	2,672	—	2,672	—
Long-term debt	27,355	28,093	—	28,093	—
Long-term debt designated under fair value option	10,384	10,384	—	9,885	499

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
September 30, 2017	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(2)	$—	$1,309	$—	$1,309	$—	$1,309
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	4,250	338	—	4,588	—	4,588
Collateralized debt obligations	—	—	125	125	—	125
Asset-backed securities:
Residential mortgages	—	72	—	72	—	72
Student loans	—	91	—	91	—	91
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	2,298	2,029	—	4,327	—	4,327
Equity securities	—	12	—	12	—	12
Precious metals trading	—	19,124	—	19,124	—	19,124
Derivatives:(3)
Interest rate contracts	62	23,298	—	23,360	—	23,360
Foreign exchange contracts	43	15,577	10	15,630	—	15,630
Equity contracts	—	3,249	157	3,406	—	3,406
Precious metals contracts	99	980	—	1,079	—	1,079
Credit contracts	—	869	121	990	—	990
Other contracts(4)	—	1	6	7	—	7
Derivatives netting	—	—	—	—	(40,599)	(40,599)
Total derivatives	204	43,974	294	44,472	(40,599)	3,873
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	19,773	10,313	—	30,086	—	30,086
Asset-backed securities:
Home equity	—	55	—	55	—	55
Other	—	399	110	509	—	509
Debt securities issued by foreign entities	647	242	—	889	—	889
Equity securities	—	154	—	154	—	154
Loans(5)	—	375	—	375	—	375
Other assets(6)	—	—	15	15	—	15
Total assets	$27,172	$78,487	$2,347	$108,006	$(40,599)	$67,407
Liabilities:
Domestic deposits(2)	$—	$6,683	$945	$7,628	$—	$7,628
Trading liabilities, excluding derivatives	1,373	101	—	1,474	—	1,474
Derivatives:(3)
Interest rate contracts	105	23,219	—	23,324	—	23,324
Foreign exchange contracts	36	14,747	10	14,793	—	14,793
Equity contracts	—	2,291	101	2,392	—	2,392
Precious metals contracts	33	483	—	516	—	516
Credit contracts	—	962	6	968	—	968
Other contracts(4)	—	—	52	52	—	52
Derivatives netting	—	—	—	—	(38,986)	(38,986)
Total derivatives	174	41,702	169	42,045	(38,986)	3,059
Short-term borrowings(2)	—	3,609	—	3,609	—	3,609
Long-term debt(2)	—	11,805	553	12,358	—	12,358
Total liabilities	$1,547	$63,900	$1,667	$67,114	$(38,986)	$28,128

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2016	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(2)	$—	$770	$—	$770	$—	$770
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3,560	246	—	3,806	—	3,806
Collateralized debt obligations	—	—	184	184	—	184
Asset-backed securities:
Residential mortgages	—	96	—	96	—	96
Student loans	—	85	—	85	—	85
Corporate and other domestic debt securities	—	—	2,884	2,884	—	2,884
Debt securities issued by foreign entities	—	3,597	—	3,597	—	3,597
Equity securities	—	15	—	15	—	15
Precious metals trading	—	1,772	—	1,772	—	1,772
Derivatives:(3)
Interest rate contracts	36	32,163	1	32,200	—	32,200
Foreign exchange contracts	24	24,014	18	24,056	—	24,056
Equity contracts	—	2,171	159	2,330	—	2,330
Precious metals contracts	81	1,038	—	1,119	—	1,119
Credit contracts	—	1,342	208	1,550	—	1,550
Other contracts(4)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(56,256)	(56,256)
Total derivatives	141	60,728	391	61,260	(56,256)	5,004
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,145	10,924	—	36,069	—	36,069
Asset-backed securities:
Home equity	—	61	—	61	—	61
Other	—	—	105	105	—	105
Debt securities issued by foreign entities	—	521	—	521	—	521
Equity securities	—	154	—	154	—	154
Loans(5)	—	725	—	725	—	725
Total assets	$28,846	$79,694	$3,564	$112,104	$(56,256)	$55,848
Liabilities:
Domestic deposits(2)	$—	$6,119	$1,407	$7,526	$—	$7,526
Trading liabilities, excluding derivatives	1,060	62	—	1,122	—	1,122
Derivatives:(3)
Interest rate contracts	84	32,568	—	32,652	—	32,652
Foreign exchange contracts	6	22,658	18	22,682	—	22,682
Equity contracts	—	1,714	161	1,875	—	1,875
Precious metals contracts	13	867	—	880	—	880
Credit contracts	—	1,354	15	1,369	—	1,369
Other contracts(4)	—	—	14	14	—	14
Derivatives netting	—	—	—	—	(54,937)	(54,937)
Total derivatives	103	59,161	208	59,472	(54,937)	4,535
Short-term borrowings(2)	—	2,672	—	2,672	—	2,672
Long-term debt(2)	—	9,885	499	10,384	—	10,384
Total liabilities	$1,163	$77,899	$2,114	$81,176	$(54,937)	$26,239

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	See Note 10, "Fair Value Option," for additional information.

(3)
Includes trading derivative assets of $3,378 million and $4,411 million and trading derivative liabilities of $2,610 million and $3,786 million at September 30, 2017 and December 31, 2016, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(4)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

(5)	Includes certain commercial loans held for sale which we have elected to apply the fair value option. See Note 6, "Loans Held for Sale," for further information.

(6)	Represents contingent consideration receivable associated with the sale of a portion of our Private Banking business.

HSBC USA Inc.

Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2017 and 2016.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2017 and 2016. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2017	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2017	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$131	$2	$—	$—	$—	$(8)	$—	$—	$125	$1
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Interest rate contracts	—	—	—	—	—	—	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	32	33	—	—	—	(7)	—	(2)	56	26
Credit contracts	143	(5)	—	—	—	(23)	—	—	115	(2)
Other contracts(3)	(44)	(5)	—	—	—	3	—	—	(46)	—
Other asset-backed securities available-for-sale(4)	107	3	—	—	—	—	—	—	110	2
Other assets(5)	—	15	—	—	—	—	—	—	15	15
Total assets	$2,172	$43	$—	$—	$—	$(35)	$—	$(2)	$2,178	$42
Liabilities:
Domestic deposits(6)	$(1,142)	$(19)	$(3)	$—	$(50)	$191	$(4)	$82	$(945)	$(17)
Long-term debt(6)	(541)	(22)	(1)	—	(44)	28	—	27	(553)	(21)
Total liabilities	$(1,683)	$(41)	$(4)	$—	$(94)	$219	$(4)	$109	$(1,498)	$(38)

HSBC USA Inc.

	Jan. 1, 2017	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2017	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$184	$20	$—	$—	$—	$(79)	$—	$—	$125	$6
Corporate and other domestic debt securities	2,884	—	—	—	—	(1,081)	—	—	1,803	—
Derivatives, net:(2)
Interest rate contracts	1	(1)	—	—	—	—	—	—	—	(1)
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(2)	72	—	—	—	(15)	—	1	56	52
Credit contracts	193	(9)	—	—	—	(69)	—	—	115	(18)
Other contracts(3)	(9)	(7)	—	—	(35)	5	—	—	(46)	—
Other asset-backed securities available-for-sale(4)	105	5	—	—	—	—	—	—	110	5
Other assets(5)	—	15	—	—	—	—	—	—	15	15
Total assets	$3,356	$95	$—	$—	$(35)	$(1,239)	$—	$1	$2,178	$59
Liabilities:
Domestic deposits(6)	$(1,407)	$(33)	$9	$—	$(141)	$468	$(25)	$184	$(945)	$(18)
Long-term debt(6)	(499)	(62)	(7)	—	(166)	106	(2)	77	(553)	(56)
Total liabilities	$(1,906)	$(95)	$2	$—	$(307)	$574	$(27)	$261	$(1,498)	$(74)

HSBC USA Inc.

	Jul. 1, 2016	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2016	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$201	$4	$—	$—	$—	$(14)	$—	$—	$191	$2
Corporate and other domestic debt securities	2,879	1	—	4	—	—	—	—	2,884	1
Derivatives, net:(2)
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(15)	20	—	—	—	(2)	(1)	3	5	—
Credit contracts	188	11	—	—	—	8	—	—	207	(3)
Mortgage servicing rights(7)	104	(4)	—	—	—	(5)	—	(95)	—	(4)
Total assets	$3,358	$32	$—	$4	$—	$(13)	$(1)	$(92)	$3,288	$(4)
Liabilities:
Domestic deposits(6)	$(1,677)	$(3)	$—	$—	$(42)	$300	$(39)	$57	$(1,404)	$(26)
Long-term debt(6)	(573)	(31)	—	—	(86)	110	—	67	(513)	(42)
Total liabilities	$(2,250)	$(34)	$—	$—	$(128)	$410	$(39)	$124	$(1,917)	$(68)

HSBC USA Inc.

	Jan. 1, 2016	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2016	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$221	$(4)	$—	$—	$—	$(26)	$—	$—	$191	$(9)
Corporate and other domestic debt securities	2,870	—	—	14	—	—	—	—	2,884	—
Derivatives, net:(2)
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(83)	75	—	—	—	10	—	3	5	50
Credit contracts	179	27	—	—	—	1	—	—	207	18
Mortgage servicing rights(7)	140	(28)	—	—	—	(17)	—	(95)	—	(28)
Total assets	$3,328	$70	$—	$14	$—	$(32)	$—	$(92)	$3,288	$31
Liabilities:
Domestic deposits(6)	$(1,867)	$(74)	$—	$—	$(206)	$599	$(54)	$198	$(1,404)	$(46)
Long-term debt(6)	(746)	(23)	—	—	(216)	259	—	213	(513)	(23)
Total liabilities	$(2,613)	$(97)	$—	$—	$(422)	$858	$(54)	$411	$(1,917)	$(69)

(1)	Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income.

(2)
Level 3 net derivatives included derivative assets of $294 million and derivative liabilities of $169 million at September 30, 2017 and derivative assets of $335 million and derivative liabilities of $122 million at September 30, 2016. Gains (losses) on derivatives, net are predominantly included in trading revenue in the consolidated statement of income.

(3)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

(4)
Realized gains (losses) on securities available-for-sale are included in other securities gains, net in the consolidated statement income. Unrealized gains (losses) on securities available-for-sale are included in other comprehensive income (loss).

(5)
Represents contingent consideration receivable associated with the sale of a portion of our Private Banking business. Gains (losses) associated with this transaction are included in other income (loss) in the consolidated statement of income.

(6)
See Note 10, "Fair Value Option," for additional information. Beginning January 1, 2017, unrealized gains (losses) on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income (loss).

(7)
During the fourth quarter of 2016, we sold our remaining residential mortgage servicing rights portfolio to a third party. Gains (losses) on residential mortgage servicing rights were included in residential mortgage banking revenue (expense) in the consolidated statement of income.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at September 30, 2017 and December 31, 2016:

September 30, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$125	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 8%
			Loss severity rates	85%
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	38% - 100%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	8% - 12%
Equity derivative contracts(1)	$56	Option pricing model	Equity / Equity Index volatility	7% - 43%
			Equity / Equity and Equity / Index correlation	44% - 80%
			Equity dividend yields	0% - 9%
Credit derivative contracts	$115	Option pricing model and, where applicable, discounted cash flows	Issuer by issuer correlation of defaults	82% - 83%
			Credit default swap spreads	181bps - 199bps
Other derivative contracts	$(46)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	2 - 5 years
Other asset-backed securities available-for-sale	$110	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$15	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(1)(2)	$(945)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%
			Equity / Equity Index volatility	7% - 43%
			Equity / Equity and Equity / Index correlation	44% - 80%
Long-term debt (structured notes)(1)(2)	$(553)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%
			Equity / Equity Index volatility	7% - 43%
			Equity / Equity and Equity / Index correlation	44% - 80%

HSBC USA Inc.

December 31, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$184	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 8%
			Loss severity rates	85%
Corporate and other domestic debt securities	$2,884	Discounted cash flows	Spread volatility on collateral assets	3% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	38% - 100%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	15% - 21%
Equity derivative contracts(1)	$(2)	Option pricing model	Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%
			Equity dividend yields	0% - 14%
Credit derivative contracts	$193	Option pricing model and, where applicable, discounted cash flows	Issuer by issuer correlation of defaults	82% - 83%
			Credit default swap spreads	150bps - 173bps
Other derivative contracts	$(9)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	3 - 5 years
Other asset-backed securities available-for-sale	$105	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 4%
Domestic deposits (structured deposits)(1)(2)	$(1,407)	Option adjusted discounted cash flows	Implied volatility of currency pairs	15% - 21%
			Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%
Long-term debt (structured notes)(1)(2)	$(499)	Option adjusted discounted cash flows	Implied volatility of currency pairs	15% - 21%
			Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%

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

•	Loss severity rate - Included in our Level 3 CDOs portfolio are trust preferred securities which had a loss severity rate of 85 percent at September 30, 2017.
Derivatives

•
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 8 percent and 12 percent while the implied volatility for equity/equity or equity/equity index is between 7 percent and 43 percent, respectively,

HSBC USA Inc.

at September 30, 2017. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 2 percent and 5 percent, respectively, at September 30, 2017.

•
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 44 percent and 80 percent at September 30, 2017.

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
Other derivatives - The fair value of the swap agreements we entered into in conjunction with the sales of certain Visa Class B Shares is dependent upon the final resolution of the related litigation. Significant unobservable inputs used in the fair value measurement include estimated changes in the conversion rate of Visa Class B Shares into Visa Class A Shares and the expected timing of the final resolution. An increase (decrease) in the loss estimate or in the timing of the resolution of the related litigation would result in a higher (lower) fair value measurement of the derivative.
Other asset-backed securities available-for-sale - The fair value measurement of certain asset-backed securities is primarily affected by estimated yields which are determined based on current market yields of comparable instruments adjusted for market liquidity. An increase (decrease) in the yields would result in a decrease (increase) in the fair value measurement of the securities.
Other assets - The fair value of the contingent consideration receivable associated with the sale of a portion of our Private Banking business is dependent upon the clients’ decisions to transfer their accounts to UBS, the timing and amounts of client assets transferred and the acceptance of the client assets by UBS which are significant unobservable inputs. An increase (decrease) in the client transfer rate would result in a higher (lower) fair value measurement of the receivable.
Significant Transfers Into and Out of Level 3 Measurements During the three and nine months ended September 30, 2017, we transferred $82 million and $184 million of domestic deposits and $27 million and $77 million, respectively of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three and nine months ended September 30, 2017, we transferred $4 million and $25 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and nine months ended September 30, 2016, we transferred $57 million and $198 million of domestic deposits and $67 million and $213 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. During the third quarter of 2016, we transferred $95 million of mortgage servicing rights from Level 3 to Level 2 upon execution of the sale agreement with a third party. Additionally, during the three and nine

HSBC USA Inc.

months ended September 30, 2016, we transferred $39 million $54 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at September 30, 2017 and December 31, 2016. The gains (losses) during the three and nine months ended September 30, 2017 and 2016 are also included.

	Non-Recurring Fair Value Measurements at September 30, 2017				Total Gains (Losses) For the Three Months Ended September 30, 2017	Total Gains (Losses) For the Nine Months Ended September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$3	$3	$—	$7
Consumer loans(2)	—	21	—	21	(2)	(10)
Commercial loans held for sale(3)	—	34	—	34	4	4
Impaired commercial loans(4)	—	—	333	333	38	87
Real estate owned(5)	—	10	—	10	2	6
Total assets at fair value on a non-recurring basis	$—	$65	$336	$401	$42	$94

	Non-Recurring Fair Value Measurements at December 31, 2016				Total Gains (Losses) For the Three Months Ended September 30, 2016	Total Gains (Losses) For the Nine Months Ended September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$6	$769	$775	$(17)	$(61)
Consumer loans(2)	—	46	—	46	(10)	(19)
Commercial loans held for sale(3)	—	79	—	79	(7)	(37)
Impaired commercial loans(4)	—	—	278	278	7	(295)
Real estate owned(5)	—	17	—	17	2	6
Total assets at fair value on a non-recurring basis	$—	$148	$1,047	$1,195	$(25)	$(406)

(1)
At September 30, 2017 and December 31, 2016, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as Level 3 fair value measurements within the fair value hierarchy, including certain residential mortgage loans held for sale for which the underlying real estate properties used to determine fair value are illiquid assets as a result of market conditions and, at December 31, 2016, certain residential mortgage loans which were transferred to held for sale during 2016 and substantially sold during the nine months ended September 30, 2017 for which significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)
Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral. Total gains (losses) for the three and nine months ended September 30, 2016 include amounts recorded on loans that were subsequently transferred to held for sale.

(3)	At September 30, 2017 and December 31, 2016, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at September 30, 2017 and December 31, 2016:

At September 30, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$3	Third party appraisal valuation based on estimated loss severities, including collateral values	Loss severity rates	6% - 100%
Impaired commercial loans	333	Valuation of third party appraisal on underlying collateral	Loss severity rates	3% - 100%

At December 31, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$769	Third party appraisal valuation based on estimated loss severities,	Loss severity rates	0% - 100%
		including collateral values and market discount rate	Market discount rate	8% - 14%
Impaired commercial loans	278	Valuation of third party appraisal on underlying collateral	Loss severity rates	4% - 100%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties and, at December 31, 2016, residential mortgage loans which were transferred to held for sale during 2016 and substantially sold during the nine months ended September 30, 2017. The weighted average loss severity rate for residential mortgage loans held for sale was approximately 57 percent at September 30, 2017. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 34 percent at September 30, 2017. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $50 million and $49 million at September 30, 2017 and December 31, 2016, respectively.
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
The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held at September 30, 2017:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$31	$—	$31
	Residential mortgages - Subprime	25	—	25
	Student loans	91	—	91
	Total AAA -A	147	—	147
BBB -B	Collateralized debt obligations	—	125	125
CCC-Unrated	Residential mortgages - Subprime	16	—	16
		$163	$125	$288
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Home equity - Alt A	$54	$—	$54
	Other	400	110	510
	Total AAA -A	$454	$110	$564

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
We estimate the counterparty credit risk for financial assets and our own credit standing for financial liabilities (the "credit risk adjustments") in determining the fair value measurement. For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We also take into consideration the risk mitigating factors including collateral agreements and master netting agreements in determining credit risk adjustments. We estimate the implied probability of default based on the credit spread of the specific counterparty observed in the credit default swap market. Where credit default spread of the counterparty is not available, we use the credit default spread of a specific proxy (e.g. the credit default swap spread of the counterparty's parent) or a proxy based on credit default swaps referencing to credit names of similar credit standing.
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
Structured notes and deposits – Structured notes and deposits are hybrid instruments containing embedded derivatives and are elected to be measured at fair value in their entirety under fair value option accounting principles. The valuation of hybrid instruments is predominantly driven by the derivative features embedded within the instruments and our own credit risk. The valuation of embedded derivatives may include significant unobservable inputs such as correlation of the referenced credit names or volatility of the embedded option. Cash flows of the funded notes and deposits in their entirety, including the embedded derivatives, are discounted at the relevant interest rates for the duration of the instrument adjusted for our own credit spreads. The credit spreads so applied are determined with reference to our own debt issuance rates observed in primary and secondary markets, internal funding rates, and the structured note rates in recent executions.
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
For long-term debt recorded at cost, fair value is determined based on quoted market prices where available. If quoted market prices are not available, fair value is based on dealer quotes, quoted prices of similar instruments, or internally developed valuation models adjusted for our own credit spreads.
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

HSBC USA Inc.

19. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2017 (the "2017 First Quarter Form 10-Q") and the six month period ended June 30, 2017 (the "2017 Second Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2016 Form 10-K, our 2017 First Quarter Form 10-Q and our 2017 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below, and in our 2016 Form 10-K, our 2017 First Quarter Form 10-Q and our 2017 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our 2017 First Quarter Form 10-Q and our 2017 Second Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $350 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Based on the facts currently known, in respect of each of the below investigations as well as for the investigations disclosed in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our 2017 First Quarter Form 10-Q and our 2017 Second Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
County of Cook v. HSBC North America Holdings Inc., et al. Defendants filed a motion to dismiss the amended complaint in August 2017. The motion is fully briefed and the HSBC defendants await a decision.
Interest Rate Swaps Litigation In June 2017, the court granted HSBC’s separate motion to dismiss, as well as dismissed co-defendants Tradeweb and ICAP. The court denied the dealer defendants’ joint motion to dismiss. The court has not permitted plaintiffs to amend their complaint, but set a deadline in February 2018 for the parties to amend their pleadings or join additional parties.
Foreign Exchange ("FX") Matters
U.S. Litigation In connection with the retail plaintiffs' action, the defendants have moved to dismiss the third amended complaint.
Canada Litigation The settlements of the Canada FX matters have been approved by the presiding courts.
U.S. Investigations In September 2017, HSBC and HSBC North America agreed to a settlement with the Federal Reserve Board ("FRB") for historic deficiencies in their controls and oversight over HSBC Group's FX trading business. HSBC paid a civil money penalty to the FRB, and HSBC and HSBC North America agreed to further improve HSBC Group's controls and compliance risk management program for certain markets activities. HSBC Group continues to be in active discussions with the U.S. Department of Justice ("DOJ") and other regulatory authorities about potential resolutions of their FX investigations.

HSBC USA Inc.

Precious Metals Fix Matters
Platinum and Palladium Fix Litigation The defendants have filed a joint motion to dismiss the third amended complaint and await a ruling.
Supranational, Sovereign and Agency ("SSA") Bonds In October 2017, plaintiffs filed a motion for leave to file an amended complaint. The proposed amended complaint drops HSBC and HSBC Bank USA as defendants. The remaining HSBC defendants, HSBC Bank plc and HSI, await the court’s ruling on the motion.
Benchmark Rate Litigation
Frontpoint Asian Event Driven Fund, L.P., et al. v. Citibank, N.A., et al. In August 2017, the defendants' joint motion to dismiss was granted, but the court granted leave to replead. Plaintiffs have filed a second amended complaint, which defendants have moved to dismiss.
Mortgage Securitization Matters
As noted previously, discussions are ongoing with the DOJ regarding liability under the Financial Industry Reform, Recovery, and Enforcement Act in connection with certain residential mortgage-backed securities securitizations from 2005 to 2007.
Mortgage Securitization Trust Litigation In September 2017, Western & Southern Life Insurance Company voluntarily dismissed its claim against HSBC Bank USA, as trustee, without prejudice to refile at a later date. In October 2017, Royal Park Investments SA/NV filed a complaint against HSBC Bank USA, as trustee, in the U.S. District Court for the Southern District of New York (“SDNY”) alleging various common law claims arising out of HSBC Bank USA's use of trust funds to defend itself against several lawsuits brought against the trustee. This matter is at an early stage.
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Matters
Jeffrey Siegel, et al. v. HSBC Holdings plc, et al. In August 2017, the court granted HSBC's and HSBC Bank Middle East's motion to dismiss for lack of personal jurisdiction and transferred the action as to HSBC Bank USA and HSBC North America to the SDNY. Plaintiffs have moved to amend the complaint to add allegations against HSBC, and that motion remains pending.
Ramiro Giron, et al. v. Hong Kong and Shanghai Bank Company, Ltd., et al. HSBC Bank USA filed a motion for summary judgment in September 2017. Plaintiffs' motion for class certification remains pending.
Mary Zapata, et al. v HSBC In October 2017, the court granted HSBC Mexico's motion to dismiss the complaint for lack of personal jurisdiction and denied HSBC Bank USA's motion to transfer the case. Plaintiffs thereafter filed a notice of dismissal in which they indicated they plan to refile the action in federal district court in New York.
Saul Martinez, et al. v. Deutsche Bank AG, et al. Plaintiffs voluntarily dismissed the case in October 2017.
Telephone Consumer Protection Act (“TCPA”) Litigation HSBC Mortgage Corporation responded to the complaint, and discovery is underway.

20. New Accounting Pronouncements

The following new accounting pronouncements were adopted effective January 1, 2017:

•
Financial Instruments - Classification and Measurement of Financial Liabilities Measured Under the Fair Value Option In January 2016, the Financial Accounting Standards Board ("FASB") issued an ASU which, for financial liabilities measured under the fair value option, requires recognizing the change in fair value attributable to our own credit spread in other comprehensive income (loss). We elected to early adopt this guidance, which required a cumulative effect adjustment to the consolidated balance sheet, resulting in a reclassification from retained earnings to accumulated other comprehensive loss of an after tax gain of approximately $174 million as of January 1, 2017. The adoption of this guidance did not require financial statements for periods prior to 2017 to be restated.

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

The following are accounting pronouncements which will be adopted in future periods:

•
Recognition of Revenue from Contracts with Customers In May 2014, the FASB issued an ASU which provides a principles-based framework for revenue recognition. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle

HSBC USA Inc.

of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for all annual and interim periods beginning January 1, 2018. The scope of the new guidance is limited to certain revenues classified as fee based income. We conducted an analysis of the impact the new ASU will have on our operations and we currently do not expect any material changes in revenue recognition. Therefore, we do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

•
Financial Instruments - Classification and Measurement (Excluding Financial Liabilities Measured Under the Fair Value Option) In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The ASU is effective for all annual and interim periods beginning January 1, 2018 and the guidance should be applied by recording a cumulative effect adjustment to the balance sheet or, as it relates to equity investments without readily determinable fair values, prospectively. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations. However, it will require a cumulative effect adjustment to the consolidated balance sheet to reflect the impact of recording certain equity investments at fair value which were previously measured at cost as well as a reclassification from accumulated other comprehensive loss to retained earnings related to equity investments which were previously classified as available-for-sale. The adoption of this guidance will result in all equity investments being recorded together as a component of other assets.

•
Leases In February 2016, the FASB issued an ASU which requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. The ASU does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. We have conducted a review of our existing lease contracts and service contracts which may contain embedded leases and currently expect a gross-up of our balance sheet as a result of recognizing lease liabilities and corresponding right of use assets upon adoption. The adoption of this guidance will also require a cumulative effect adjustment to the consolidated balance sheet to recognize the previously deferred gain on the sale and leaseback of our 452 Fifth Avenue property, which will result in an increase in the opening balance of retained earnings at January 1, 2017. However, the adoption of this guidance is not expected to result in material changes to the recognition of operating lease expense. While early adoption is permitted, we currently do not expect to elect early adoption.

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires entities to recognize an allowance for credit losses on AFS debt securities and revises the accounting model for purchased credit impaired loans and debt securities. Additionally, existing disclosures will also be revised under the ASU. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted beginning January 1, 2019, and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We have begun our implementation efforts, leveraging our participation in support of HSBC's implementation of IFRS 9 where feasible, to identify key interpretive issues and are assessing existing credit loss forecasting models and processes against the new guidance to determine what modifications may be required. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance will result in an increase

HSBC USA Inc.

to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio as well as the adoption of an allowance for debt securities. The amount of the increase to our allowance is still under review and will depend, in part, upon the composition of our loan and held-to-maturity securities portfolios at the adoption date as well as economic conditions and loss forecasts at that date. While early adoption is permitted beginning in the first quarter of 2019, we currently do not expect to elect early adoption.

•
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued an ASU that provides targeted amendments to clarify how certain cash receipts and cash payments should be classified in the statement of cash flows. Under the ASU, the portion of the cash payments attributable to accreted interest for the settlement of zero-coupon bonds should be classified as cash outflows for operating activities rather than financing activities and cash proceeds from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities rather than operating activities. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented. While the adoption of this guidance will result in a change in classification in the statement of cash flows, it is not expected to have a material impact as either we are already in compliance with the new guidance or the balances to which the new guidance will be applied are immaterial, and it will not have any impact on our financial position or results of operations.

•
Statement of Cash Flows - Restricted Cash In November 2016, the FASB issued an ASU that clarifies how restricted cash and restricted cash equivalents should be presented in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented. While the adoption of this guidance will result in a change in classification in the statement of cash flows, to include our required reserve balance with the Federal Reserve Bank within a new line item called cash, due from banks and restricted cash, it will not have any impact on our financial position or results of operations.

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

•
Goodwill Impairment Testing In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment by removing step 2 of the goodwill impairment test. Under step 2, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will now be measured at the amount by which a reporting unit’s carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The ASU is effective for all annual and interim periods beginning January 1, 2020 and is required to be applied prospectively with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the results of our goodwill impairment testing, our financial position or results of operations.

•
Compensation - Retirement Benefits In March 2017, the FASB issued an ASU that requires only the service cost component of net periodic pension and postretirement benefit costs to be reported in salaries and employee benefits in the statement of income while the other components of net periodic pension and postretirement benefit costs are required to be reported separately from the service cost component. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively. The adoption of this guidance will not have a material impact on our financial statement presentation.

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

HSBC USA Inc.

•
Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities In August 2017, the FASB issued an ASU amending its hedge accounting guidance to expand an entity’s ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk and ease the requirements for effectiveness testing and hedge documentation. The new guidance also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Existing disclosures will also be revised. The ASU is effective for all annual and interim periods beginning January 1, 2019, with early adoption permitted, and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting this ASU.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
uncertain market and economic conditions in the United States and abroad, including but not limited to, a decline in housing prices, a decline in energy prices, unemployment levels, tighter credit conditions, changes in interest rates or a prolonged period of low or negative interest rates, the availability of liquidity, changes in consumer confidence and consumer spending and behavior, consumer perception as to the continuing availability of credit and price competition in the market segments we serve and the consequences of unexpected geopolitical events, such as the outbreak of hostilities between countries and the decision by the United Kingdom ("U.K.") to exit the European Union ("EU");

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

•	the use of us as a conduit for illegal activities without our knowledge by third parties;

•	the ability to successfully manage our risks;

•	the financial condition of our clients and counterparties and our ability to manage counterparty risk;

•	concentrations of credit and market risk, including exposure to Latin American corporate clients and the oil and gas markets;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	the ability to implement our business strategies;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

HSBC USA Inc.

•	the ability to attract and retain customers and to attract and retain key employees;

•	the effects of competition in the markets where we operate including increased competition from non-bank financial services companies, including securities firms;

•	disruption in our operations from the external environment arising from events such as natural disasters, global pandemic, acts of war, terrorist attacks, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyberattacks;

•	the ability of third party suppliers, outsourcing vendors and our affiliates to provide adequate services;

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	a failure in our internal controls;

•	our ability to meet our funding requirements;

•	adverse changes to our credit ratings;

•	financial difficulties or credit downgrades of mortgage bond insurers;

•	our ability to cross-sell our products to existing customers;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards and their interpretation;

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

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on traded asset classes, including foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	model limitations or failure;

•	the possibility of incorrect interpretations, application of or changes in tax laws to which we are subject;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K").
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
Economic Environment  The U.S. economy continued to grow during the first nine months of 2017. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 3.0 percent in the third quarter of 2017, higher than 2016's GDP annual growth rate, while inflation in the third quarter of 2017 remained subdued. In June 2017, the FRB increased short-term interest rates by 25 basis points, the second such rate increase this year and the third since December 2016, and many believe the FRB will increase short-term interest rates once more during the fourth quarter. The FRB also announced in September it will begin reducing its holdings of U.S. Treasury bonds and mortgage-backed securities during the fourth quarter. These actions by the FRB will likely cause longer term interest rates to rise over time. The U.S. economy added approximately 1.3 million jobs during the first nine months of 2017 and the total unemployment rate fell to 4.2 percent at September 2017 as compared with 4.7 percent at December 2016. However, a significant number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated.
Despite the continued improvement of the U.S. economy, economic uncertainty remains high in many economies outside the U.S., including China as well as Latin America and in particular Brazil, where economic activity continues to be slow. In addition, recent geopolitical events and the implications of those events could potentially impact the capital markets and trade further adding to this global uncertainty. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal and monetary policy, geopolitical concerns and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2017 and beyond.
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC USA for the three and nine months ended September 30, 2017 and 2016 and at September 30, 2017 and December 31, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars are in millions)
Net income	$94	$33	$594	$166
Rate of return on average:
Total assets	.2%	.1%	.4%	.1%
Total risk-weighted assets	.3	.1	.7	.2
Total common equity	1.9	.7	3.8	.9
Total equity	1.8	.6	3.8	1.1
Net interest margin	1.26	1.22	1.28	1.30
Efficiency ratio	85.7	86.9	75.1	79.2
Commercial net charge-off ratio(1)	.19	.16	.21	.31
Consumer net charge-off ratio(1)	.08	.81	.12	.41

(1)	Excludes loans held for sale.

HSBC USA Inc.

	September 30, 2017	December 31, 2016
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	1.18%	1.38%
Commercial allowance as a percent of loans(1)	1.51	1.72
Consumer allowance as a percent of loans(1)	.38	.44
Consumer two-months-and-over contractual delinquency	2.37	4.05
Loans to deposits ratio(2)	69.28	75.67
Common equity Tier 1 capital to risk-weighted assets	15.3	13.7
Tier 1 capital to risk-weighted assets	16.3	14.5
Total capital to risk-weighted assets	19.8	18.3
Tier 1 leverage ratio	9.9	9.2
Total equity to total assets	10.6	10.1

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$24,089	$21,473
Trading assets	33,520	16,850
Securities available-for-sale	31,693	36,910
Loans:
Commercial loans	48,128	54,216
Consumer loans	19,465	19,659
Total loans	67,593	73,875
Deposits(3)	121,840	129,248

(1)	Excludes loans held for sale.

(2)
Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

(3)	Includes $1.0 billion of deposits held for sale at September 30, 2017.
Net income was $94 million and $594 million during the three and nine months ended September 30, 2017, respectively, compared with $33 million and $166 million during the three and nine months ended September 30, 2016, respectively. Income before income tax was $155 million and $915 million during the three and nine months ended September 30, 2017, respectively, compared with $59 million and $266 million during the three and nine months ended September 30, 2016, respectively. The increase in income before income tax during the three and nine months ended September 30, 2017 reflects a lower provision for credit losses and higher other revenues driven in the year-to-date period by gains on sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares"), partially offset by lower net interest income. While lower operating expenses also contributed to the increase in the three month period, operating expenses were higher in the year-to-date period which partially offset the increase.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Income before income tax, as reported	$155	$59	$915	$266
Fair value movement on own fair value option debt attributable to our own credit spread(1)	—	(5)	—	(113)
Costs to achieve(2)	51	54	159	85
Gains on sales of Visa Inc. Class B common shares to a third party	—	—	(312)	—
Adjusted performance(3)	$206	$108	$762	$238

(1)
As discussed more fully in Note 20, "New Accounting Pronouncements," in the accompanying consolidated financial statements, beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to credit spread is recorded in common equity as a component of other comprehensive income (loss).

(2)	Reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015.

(3)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of the items in the table above, our adjusted performance during the three and nine months ended September 30, 2017 increased $98 million and $524 million, respectively, compared with the prior year periods due to a lower provision for credit losses, higher other revenues and lower operating expenses, partially offset by lower net interest income.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
In August 2017, our Private Banking business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS Wealth Management Americas (“UBS”). Our Private Banking business has made a decision to no longer service clients based in those markets and renew focus on clients and prospects based in markets where we can leverage HSBC’s global connectivity, including the United States, Argentina, Brazil, Chile and Mexico. These markets are consistent with HSBC’s global strategy and allow us to better serve clients through collaboration with other HSBC businesses based in these markets. Under the terms of the agreement, we will facilitate the referral of these client relationships to UBS for a fee, including the transfer of client assets, consisting of client investments and deposits, as well as the transfer of the relationship managers and client service employees that support these clients. Loans associated with these client relationships were not included in the agreement. As a result of entering into the agreement, we recognized a pre-tax gain on sale, net of allocated goodwill and transaction costs, of $8 million during the third quarter of 2017. See Note 8, “Sale of Certain Private Banking Client Relationships,” for further discussion.
During the three and nine months ended September 30, 2017, we completed the sale of substantially all of the portfolio of residential mortgage loans that we previously purchased from HSBC Finance Corporation ("HSBC Finance") and transferred to held for sale during 2016 to third parties. These residential mortgage loans had an unpaid principal balance of $84 million (aggregate carrying value of $68 million) and $579 million (aggregate carrying value of $535 million), respectively, at the time of sale and we recognized gains on sale of approximately $6 million and $50 million, respectively, including transaction costs.
In addition to the residential mortgage loan sales discussed above, in March 2017, we also completed the sale of certain residential mortgage loans which previously had been written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies and were transferred to held for sale during 2016 to a third party. These residential mortgage loans had an unpaid principal balance of $364 million (aggregate carrying value of $276 million) at the time of sale and we recognized a loss on sale of approximately $2 million, largely reflecting transaction costs.
During the first half of 2017, we sold substantially all of our remaining Visa Class B Shares to a third party resulting in a net pre-tax gain of approximately $312 million which was recorded as a component of other income (loss) in the consolidated statement of income. Consistent with the Visa Class B Shares that were sold in 2016, under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. The swaps related to the sales during the first half of 2017 had a carrying value of $36 million at September 30, 2017. See Note 9, "Derivative Financial Instruments," and Note 17, "Guarantee

HSBC USA Inc.

Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for additional information about these transactions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Profit before tax – U.S. GAAP basis	$155	$59	$915	$266
Adjustments:
Loans held for sale	(20)	22	(141)	71
Structured notes and deposits	(46)	—	(69)	—
Loan impairment	5	21	(18)	(19)
Property	(2)	(5)	(9)	(14)
Litigation expense	3	(9)	11	(9)
Pension and other postretirement benefit costs	1	8	8	17
Low income housing tax credit investments(1)	2	4	5	9
Other	4	9	14	21
Profit before tax – Group Reporting Basis	$102	$109	$716	$342

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
Structured notes and deposits - Structured notes and deposits are classified as trading liabilities under the Group Reporting Basis and are carried at fair value with changes in fair value recorded in earnings. We elected to apply fair value option accounting to

HSBC USA Inc.

these structured notes and deposits under U.S. GAAP. Beginning January 1, 2017, the adoption of new accounting guidance under U.S. GAAP requires the fair value movement on fair value option liabilities, including structured notes and deposits, attributable to our own credit spread to be recorded in other comprehensive income (loss).
Property - The sale and leaseback of our 452 Fifth Avenue property, including the 1 W. 39th Street building, in 2010 resulted in the recognition of a gain under the Group Reporting Basis while under U.S. GAAP, such gain is deferred and was being recognized over the lease term (which was ten years) due to our continuing involvement. During the second quarter of 2017, we extended the lease for an additional five years as well as the amortization of the deferred gain to reflect the new lease term.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund our balance sheet, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at September 30, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	September 30, 2017	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$41,225	$(10,271)	(19.9)%
Loans, net	66,794	(6,064)	(8.3)
Loans held for sale	507	(1,302)	(72.0)
Trading assets	33,520	16,670	98.9
Securities	46,054	(3,665)	(7.4)
All other assets	9,786	1,217	14.2
	$197,886	$(3,415)	(1.7)%
Period end liabilities and equity:
Total deposits	$121,840	$(7,408)	(5.7)%
Trading liabilities	4,084	(824)	(16.8)
Short-term borrowings	7,973	2,872	56.3
Long-term debt	37,376	(363)	(1.0)
Interest, taxes and other liabilities	5,615	1,665	42.2
Total equity	20,998	643	3.2
	$197,886	$(3,415)	(1.7)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2016 reflecting a redeployment of surplus liquidity in the short term to precious metal inventory positions which are included in trading assets.

HSBC USA Inc.

Loans, Net  The following table summarizes our loan balances at September 30, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	September 30, 2017	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$10,442	$(448)	(4.1)%
Business and corporate banking	13,328	(752)	(5.3)
Global banking(1)(2)	19,950	(3,531)	(15.0)
Other commercial(2)	4,408	(1,357)	(23.5)
Total commercial	48,128	(6,088)	(11.2)
Consumer loans:
Residential mortgages	17,196	15.1
Home equity mortgages	1,234	(174)	(12.4)
Credit cards	656	(32)	(4.7)
Other consumer	379	(3)	(.8)
Total consumer	19,465	(194)	(1.0)
Total loans	67,593	(6,282)	(8.5)
Allowance for credit losses	799	(218)	(21.4)
Loans, net	$66,794	$(6,064)	(8.3)%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)
During the first quarter of 2017, in conjunction with the creation of the new Corporate Center segment as discussed further in Note 14, "Business Segments," in the accompanying consolidated financial statements, we reclassified loans to HSBC affiliates from global banking to other commercial and revised the prior period to conform with the current year presentation. As a result, other commercial includes loans to HSBC affiliates which totaled $1,820 million and $3,274 million at September 30, 2017 and December 31, 2016, respectively.

Commercial loans decreased compared with December 31, 2016 due to paydowns and maturities exceeding new loan originations as we continue to focus efforts on improving returns. The decrease also reflects lower loans to affiliates driven by the prepayment of a $2.5 billion credit agreement by HSBC Finance during the first quarter of 2017. The decline in commercial non-affiliate loans was primarily in the energy, real estate, materials, pharmaceutical and banking industries.
Consumer loans decreased slightly compared with December 31, 2016 driven by a continued decline in home equity mortgages due to net paydowns and, to a lesser extent, lower credit card receivables reflecting seasonal paydowns.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	September 30, 2017		December 31, 2016
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	97.5%	87.7%	96.8%	83.6%
80% < LTV < 90%	1.6	7.7	1.9	9.7
90% < LTV < 100%	.6	3.4	.8	4.8
LTV > 100%	.3	1.2	.5	1.9
Average LTV for portfolio	51.4	53.8	52.8	56.4

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

HSBC USA Inc.

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at June 30, 2017 and September 30, 2016, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at September 30, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	September 30, 2017	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$7	$(10)	(58.8)%
Global banking	424	(403)	(48.7)
Total commercial	431	(413)	(48.9)
Consumer loans:
Residential mortgages	12	(878)	(98.7)
Home equity mortgages	—	(4)	(100.0)
Other consumer	64	(7)	(9.9)
Total consumer	76	(889)	(92.1)
Total loans held for sale	$507	$(1,302)	(72.0)%
Commercial loans held for sale decreased compared with December 31, 2016. Commercial loans held for sale primarily consists of certain global banking loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $375 million and $725 million at September 30, 2017 and December 31, 2016, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $49 million and $102 million at September 30, 2017 and December 31, 2016, respectively. During the three and nine months ended September 30, 2017, we reversed $4 million and $5 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded on commercial loans held for sale as a component of other income (loss) in the consolidated statement of income as a result of an increase in fair value due to improved pricing.
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
In March 2017, we completed the sale of these residential mortgage loans to a third arty. These residential mortgage loans had an unpaid principal balance of $364 million (aggregate carrying value of $276 million) at the time of sale and we recognized a loss on sale of approximately $2 million, largely reflecting transaction costs. During the three months ended March 31, 2017, we reversed $5 million of the lower of amortized cost or fair value adjustment previously recorded on these loans as a component of other income (loss) in the consolidated statement of income as a result of an increase in fair value due to improved pricing.
In addition to the residential mortgage loans discussed above, during the third quarter of 2016, we determined we no longer have the intent to hold for investment a portfolio of residential mortgage loans that we previously purchased from HSBC Finance, along with any home equity mortgage balances associated with these loans and, as a result, transferred residential mortgage and home equity mortgage loans with a total unpaid principal balance of approximately $648 million at the time of transfer to held for sale. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, as applicable, was approximately $628 million, including accrued interest.
During the three and nine months ended September 30, 2017, we completed the sale of substantially all of this portfolio of residential mortgage loans to third parties. These residential mortgage loans had an unpaid principal balance of $84 million (aggregate carrying value of $68 million) and $579 million (aggregate carrying value of $535 million), respectively, at the time of sale and we recognized gains on sale of approximately $6 million and $50 million, respectively, including transaction costs. During the nine months ended

HSBC USA Inc.

September 30, 2017, we reversed $2 million of the lower of amortized cost or fair value adjustment previously recorded on this portfolio of loans as a component of other income (loss) in the consolidated statement of income as a result of an increase in fair value due to improved pricing.
We also continue to sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage. Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking revenue (expense) in the accompanying consolidated statement of income. Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $2 million and $3 million at September 30, 2017 and December 31, 2016, respectively, which were previously acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $7 million and $57 million at September 30, 2017 and December 31, 2016, respectively. The valuation allowance on commercial loans held for sale was $8 million and $55 million at September 30, 2017 and December 31, 2016, respectively.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at September 30, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	September 30, 2017	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$11,018	$351	3.3%
Precious metals	19,124	17,352	*
Derivatives, net(2)	3,378	(1,033)	(23.4)
	$33,520	$16,670	98.9%
Trading liabilities:
Securities sold, not yet purchased	$1,474	$414	39.1%
Payables for precious metals	—	(62)	(100.0)
Derivatives, net(3)	2,610	(1,176)	(31.1)
	$4,084	$(824)	(16.8)%

*	Not meaningful.

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At September 30, 2017 and December 31, 2016, the fair value of derivatives included in trading assets has been reduced by $3,628 million and $4,462 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At September 30, 2017 and December 31, 2016, the fair value of derivatives included in trading liabilities has been reduced by $3,195 million and $3,826 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances increased compared with December 31, 2016 due to increases in foreign sovereign and U.S. Treasury positions, partially offset by a decrease in corporate bond positions. Securities positions are held as economic hedges of interest rate and credit derivative products issued to clients of domestic and emerging markets. The decrease in corporate bonds reflects the unwind of one of our unconsolidated variable interest entities ("VIEs") which resulted in the termination of our investment in the VIE along with any related derivatives during the second quarter of 2017. At the time of unwind, our investment in the VIE had a total carrying value of $1,081 million. Balances of securities sold, not yet purchased increased compared with December 31, 2016 driven by an increase in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2016 due to increases in our own gold and silver inventory positions as well as higher spot prices. The increase in our own inventory positions was primarily driven by a redeployment of surplus liquidity in the short term which is economically hedged with derivative positions to protect against changes in market pricing and, to a lesser extent, an increase in positions held as hedges for client activity. Payables for precious metals were lower reflecting a decrease in borrowing of silver inventory. Precious metal positions may not represent our net underlying exposure as

HSBC USA Inc.

we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2016 mainly from market movements as well as the termination of derivatives associated with the unwind of an unconsolidated VIE as discussed above. Market movements resulted in lower valuations of interest rate, foreign exchange, credit and commodity derivatives, partially offset by higher valuations of equity derivatives.
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
All Other Assets  All other assets includes properties and equipment, net and goodwill. All other assets increased compared with December 31, 2016 largely due to higher tax assets and higher outstanding settlement balances related to security sales.
During the third quarter of 2017, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts, with the fair value of each reporting unit being 137 percent or more of book value, including allocated goodwill.
Deposits  The following table summarizes deposit balances by major depositor categories at September 30, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	September 30, 2017	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$107,283	$(3,007)	(2.7)%
Domestic and foreign banks	11,531	(6,041)	(34.4)
U.S. government and states and political subdivisions	661	64	10.7
Foreign governments and official institutions	1,335	546	69.2
Deposits held for sale(1)	1,030	1,030	*
Total deposits	$121,840	$(7,408)	(5.7)%
Total core deposits(2)	$97,141	$(1,530)	(1.6)%

*	Not meaningful.

(1)	Represents deposits associated with the sale of a portion of our Private Banking business. No lower of cost or fair value adjustment was required as a result of the transfer to held for sale.

(2)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Total deposits decreased compared with December 31, 2016 due to lower deposits from affiliates, partially offset by an increase in wholesale time deposits and growth in deposits from individuals driven by promotional rates offered to our retail customers on savings accounts and certificates of deposit. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a comprehensive banking and wealth management proposition for the internationally minded mass affluent customer with a dedicated premier relationship manager. Total Premier deposits increased to $25,502 million at September 30, 2017 as compared with $24,351 million at December 31, 2016; and

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
Long-Term Debt  Long-term debt decreased slightly compared with December 31, 2016 as the impact of debt issuances and fair value movements on fair value option debt were more than offset by debt retirements. Debt issuances during the three and nine months ended September 30, 2017 totaled $1,058 million and $3,886 million, respectively, of which $183 million and $191 million, respectively, was issued by HSBC Bank USA.

HSBC USA Inc.

Incremental issuances from our shelf registration statement with the SEC totaled $3,695 million of senior structured notes during the nine months ended September 30, 2017. Total long-term debt outstanding under this shelf was $22,293 million and $22,235 million at September 30, 2017 and December 31, 2016, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $191 million during the nine months ended September 30, 2017. Total debt outstanding under this program was $3,983 million and $4,443 million at September 30, 2017 and December 31, 2016, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $4,900 million and $5,700 million at September 30, 2017 and December 31, 2016, respectively.
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
The significant components of net interest margin are summarized in the following table:

		2017 Compared to 2016 Increase (Decrease)
Three Months Ended September 30,	2017	Volume	Rate	2016
	(dollars are in millions)
Interest income:
Short-term investments	$203	$1	$102	$100
Trading securities	47	(6)	1	52
Securities	231	(34)	31	234
Commercial loans	371	(80)	68	383
Consumer loans	181	(10)	6	185
Other	14	5	(3)	12
Total interest income	1,047	(124)	205	966
Interest expense:
Deposits	188	(13)	79	122
Short-term borrowings	39	14	3	22
Long-term debt	256	—	43	213
Tax liabilities and other	4	2	(3)	5
Total interest expense	487	3	122	362
Net interest income – taxable equivalent basis	560	$(127)	$83	604
Less: tax equivalent adjustment	—			—
Net interest income – non taxable equivalent basis	$560			$604

Yield on total interest earning assets	2.35%			1.96%
Cost of total interest bearing liabilities	1.35			.98
Interest rate spread	1.00			.98
Benefit from net non-interest paying funds(1)	.26			.24
Net interest margin on average earning assets	1.26%			1.22%

HSBC USA Inc.

		2017 Compared to 2016 Increase (Decrease)
Nine Months Ended September 30,	2017	Volume	Rate	2016
	(dollars are in millions)
Interest income:
Short-term investments	$515	$27	$220	$268
Trading securities	163	(18)	(16)	197
Securities	715	(58)	51	722
Commercial loans	1,125	(232)	209	1,148
Consumer loans	548	(21)	8	561
Other	38	8	(1)	31
Total interest income	3,104	(294)	471	2,927
Interest expense:
Deposits	507	(10)	173	344
Short-term borrowings	94	(7)	40	61
Long-term debt	749	48	88	613
Tax liabilities and other	15	4	(1)	12
Total interest expense	1,365	35	300	1,030
Net interest income – taxable equivalent basis	1,739	$(329)	$171	1,897
Less: tax equivalent adjustment	—			1
Net interest income – non taxable equivalent basis	$1,739			$1,896

Yield on total interest earning assets	2.28%			2.01%
Cost of total interest bearing liabilities	1.27			.95
Interest rate spread	1.01			1.06
Benefit from net non-interest paying funds(1)	.27			.24
Net interest margin on average earning assets	1.28%			1.30%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

During the three and nine months ended September 30, 2017, net interest income decreased as the favorable impact of higher short-term market rates was more than offset by lower interest income from the impact of lower average loan balances, higher interest expense from long-term debt and lower interest income from trading securities. Higher short-term market rates resulted in higher interest income from variable rate assets, including short-term investments and variable rate loans, partially offset by higher wholesale deposit and short-term borrowing interest expense.
Short-term investments Higher interest income during the three and nine months ended September 30, 2017 was due to higher yields earned on these investments and, to a lesser extent, higher average balances.
Trading securities Interest income declined during the three and nine months ended September 30, 2017 driven primarily by lower average balances in corporate and foreign bonds and, in the year-to-date period, a decrease in higher yielding municipal bonds. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our clients. As a result, interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income decreased slightly during the three and nine months ended September 30, 2017 as the impact of lower average balances was largely offset by higher yields.
Commercial loans Interest income was lower during the three and nine months ended September 30, 2017 as the impact of higher yields driven by rate increases on variable rate products was more than offset by lower average balances driven by paydowns, maturities and loan sales exceeding new loan originations as we continue to focus efforts on improving returns.

HSBC USA Inc.

Consumer loans Interest income decreased during the three and nine months ended September 30, 2017 due primarily to lower average balances driven by loan sales and net paydowns, partially offset by higher yields.
Other Higher interest income during the three and nine months ended September 30, 2017 largely reflects higher average balances in cash collateral posted.
Deposits Interest expense increased during the three and nine months ended September 30, 2017 due primarily to higher rates paid reflecting the impacts of rate increases on wholesale deposits and promotional rates offered to our retail customers on savings accounts and certificates of deposits, partially offset by lower average interest-bearing deposit balances.
Short-term borrowings Higher interest expense during the three months ended September 30, 2017 was driven by higher average borrowings and, to a lesser extent, higher rates paid on these borrowings. Higher average borrowings in the three month period reflects an increase in securities sold under repurchase agreements, partially offset by lower commercial paper outstanding. In the year-to-date period, interest expense increased due to higher rates paid on these borrowings, partially offset by lower average borrowings as an increase in securities sold under repurchase agreements was more than offset by lower commercial paper outstanding.
Long-term debt Interest expense was higher during the three and nine months ended September 30, 2017 due to higher rates paid reflecting the impact of rate increases on variable rate borrowings and new issuances and, in the year-to-date period, higher average borrowings.
Tax liabilities and other Interest expense was relatively flat during the three months ended September 30, 2017. In the year-to-date period, interest expense increased driven by higher average borrowings in securities sold, not yet repurchased.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$(1)	$(8)	$7	87.5%
Business and corporate banking	(9)	13	(22)	*
Global banking	(21)	38	(59)	*
Other commercial	(1)	(1)	—	—
Total commercial	(32)	42	(74)	*
Consumer:
Residential mortgages	4	11	(7)	(63.6)
Home equity mortgages	(2)	1	(3)	*
Credit cards	8	7	1	14.3
Other consumer	—	1	(1)	(100.0)
Total consumer	10	20	(10)	(50.0)
Total provision for credit losses	$(22)	$62	$(84)	*
Provision as a percentage of average loans	(.1)%	.3%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$(9)	$(2)	$(7)	*
Business and corporate banking	(56)	(29)	(27)	(93.1)
Global banking	(60)	371	(431)	*
Other commercial	1	(5)	6	*
Total commercial	(124)	335	(459)	*
Consumer:
Residential mortgages	(4)	(5)	1	20.0
Home equity mortgages	(8)	(2)	(6)	*
Credit cards	17	21	(4)	(19.0)
Other consumer	(1)	4	(5)	*
Total consumer	4	18	(14)	(77.8)
Total provision for credit losses	$(120)	$353	$(473)	*
Provision as a percentage of average loans	(.2)%	.6%

*	Not meaningful.
Our provision for credit losses decreased $84 million and $473 million during the three and nine months ended September 30, 2017, respectively, driven by lower provisions for credit losses in our commercial loan portfolio and, to a lesser extent, lower provisions for credit losses in our consumer loan portfolio. During the three and nine months ended September 30, 2017, we decreased our allowance for credit losses as the provision for credit losses was lower than net charge-offs by $49 million and $218 million, respectively.
The provision for credit losses in our commercial loan portfolio decreased $74 million and $459 million during the three and nine months ended September 30, 2017, respectively, reflecting releases in credit loss reserves recorded in the current year periods compared with loss provisions recorded in the prior year periods. Releases of loss reserves in the current year periods reflect improvements in the credit quality of our portfolio driven by paydowns, sales and maturities exceeding new loan originations as we continue to focus efforts on improving returns and, in the year-to-date period, improvements in credit conditions associated with certain client relationships, including a single mining client relationship. In the prior year periods, loss provisions were driven primarily by the continued deterioration of the single mining client relationship and, in the year-to-date period, other downgrades reflecting weakness in the financial condition of certain clients at that time, including oil and gas, mining and other industry loan exposures.
As previously discussed, during the third quarter of 2016 we transferred certain mortgages to held for sale and, as a result, recorded a lower of cost or fair value adjustment of $11 million related to credit factors as a component of the provision for credit losses. Excluding the impact of this item, the provision for credit losses on residential mortgages and home equity mortgages was relatively flat during the three months ended September 30, 2017 and increased $6 million in the year-to-date period. In the three month period, a higher provision for credit losses on residential mortgages due in part to higher dollars of delinquency on accounts less than 180 days contractually delinquent was largely offset by a lower provision for credit losses on home equity mortgages reflecting lower outstanding balances. In the year-to-date period, the positive impacts of improvements in economic and credit conditions and lower outstanding home equity mortgage balances were offset by the non-recurrence of a reserve release recorded in 2016 related to residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics reported by the servicers.
The provision for credit losses associated with credit cards and other consumer loans was flat during the three months ended September 30, 2017 and decreased $9 million in the year-to-date period. The decrease in the year-to-date period was due to improvements in economic and credit conditions and lower outstanding balances.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Credit card fees	$12	$12	$—	—
Trust and investment management fees	39	40	(1)	(2.5)
Other fees and commissions	167	215	(48)	(22.3)
Trading revenue	81	120	(39)	(32.5)
Other securities gains, net	5	16	(11)	(68.8)
Servicing and other fees from HSBC affiliates	52	50	2	4.0
Residential mortgage banking revenue (expense)	(4)	(3)	(1)	(33.3)
Gain (loss) on instruments designated at fair value and related derivatives	7	(88)	95	*
Other income (loss):
Valuation of loans held for sale	3	(11)	14	*
Insurance	4	5	(1)	(20.0)
Miscellaneous income (loss)	2	(36)	38	*
Total other income (loss)	9	(42)	51	*
Total other revenues	$368	$320	$48	15.0%

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Credit card fees	$37	$39	$(2)	(5.1)%
Trust and investment management fees	116	118	(2)	(1.7)
Other fees and commissions	492	557	(65)	(11.7)
Trading revenue	222	185	37	20.0
Other securities gains, net	29	81	(52)	(64.2)
Servicing and other fees from HSBC affiliates	186	155	31	20.0
Residential mortgage banking revenue (expense)	(8)	24	(32)	*
Gain (loss) on instruments designated at fair value and related derivatives	40	90	(50)	(55.6)
Other income (loss):
Valuation of loans held for sale	17	(82)	99	*
Insurance	11	15	(4)	(26.7)
Gains on sales of Visa Inc. Class B common shares to a third party	312	—	312	*
Miscellaneous income (loss)	4	(107)	111	*
Total other income (loss)	344	(174)	518	*
Total other revenues	$1,458	$1,075	$383	35.6%

*	Not meaningful.
Credit card fees  Credit card fees were flat during the three months ended September 30, 2017. In the year-to-date period, credit card fees decreased due to lower interchange fees, partially offset by lower cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees were relatively flat during the three and nine months ended September 30, 2017.

HSBC USA Inc.

Other fees and commissions The following table summarizes the components of other fees and commissions:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Account services	$68	$69	$(1)	(1.4)%
Credit facilities	81	116	(35)	(30.2)
Custodial fees	5	6	(1)	(16.7)
Other fees	13	24	(11)	(45.8)
Total other fees and commissions	$167	$215	$(48)	(22.3)%

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Account services	$205	$210	$(5)	(2.4)%
Credit facilities	224	273	(49)	(17.9)
Custodial fees	16	16	—	—
Other fees	47	58	(11)	(19.0)
Total other fees and commissions	$492	$557	$(65)	(11.7)%
Other fees and commissions decreased during the three and nine months ended September 30, 2017 primarily due to lower credit facilities fees and other fee based income reflecting the impact of lower commercial lending activity compared with the prior year periods.
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

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)	$(28)	$38	$(66)	*
Balance Sheet Management	6	6	—	—
Foreign Exchange	51	45	6	13.3
Precious Metals	53	36	17	47.2
Global Banking	(1)	(3)	2	66.7
Other trading	—	(2)	2	100.0
Total trading revenue	$81	$120	$(39)	(32.5)%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)	$(79)	$(16)	$(63)	*
Balance Sheet Management	16	7	9	*
Foreign Exchange	151	147	4	2.7
Precious Metals	136	56	80	*
Global Banking	(2)	(7)	5	71.4
Other trading	—	(2)	2	100.0
Total trading revenue	$222	$185	$37	20.0%

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading revenue decreased during the three months ended September 30, 2017 driven by lower revenue from Derivatives, partially offset by the improved performance of Precious Metals and Foreign Exchange. In the year-to-date period, trading revenue increased as lower revenue from derivatives was more than offset by the improved performance of Precious Metals and Balance Sheet Management.
During the second quarter of 2017, one of our unconsolidated VIEs was unwound and our investment in the VIE along with any related derivatives were terminated resulting in a gain of approximately $11 million, largely reflecting a make-whole payment provided by a third party guarantor of the investment. Excluding this item from the year-to-date period, trading revenue from Derivatives remained lower during the three and nine months ended September 30, 2017 primarily due to lower new deal activity on interest rate swaps and lower gains from valuation adjustments on our legacy structured credit products, partially offset by the improved performance of emerging markets products. While favorable debit valuation adjustments associated with movements in our own credit spreads partially offset the decrease in the three month period, they were unfavorable and also contributed to the decrease in the year-to-date period. Derivatives trading revenue does not reflect associated net interest income as certain derivatives, such as total return swaps, were economically hedged by holding the underlying interest bearing referenced assets.
Trading revenue related to Balance Sheet Management activities was flat during the three months ended September 30, 2017. In the year-to-date period, Balance Sheet Management trading revenue increased due to the performance of economic hedge positions used to manage interest rate risk.
Foreign Exchange trading revenue increased during the three and nine months ended September 30, 2017 driven by higher client trading activity.
Precious Metals trading revenue increased during the three and nine months ended September 30, 2017 from increased client trading activity reflecting improved investor demand for this asset class and the impact of a redeployment of surplus liquidity in the short term to Precious Metals.
Global Banking trading revenue improved during the three and nine months ended September 30, 2017 due primarily to a lower valuation reserve on credit default swap economic hedge positions.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and nine months ended September 30, 2017, we sold $2,286 million and $12,620 million, respectively, of primarily U.S. Treasury and U.S. Government agency mortgage-backed securities compared with sales of $1,026 million and $13,697 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. Other securities gains, net decreased during the three and nine months ended September 30, 2017 due primarily to lower gains from the sales of U.S. Treasury and U.S. Government agency mortgage-backed securities associated with rebalancing the portfolio for risk management purposes and, in the year-to-date period, the non-recurrence of gains from the sale of certain longer-term state municipal bonds as we reduced these positions during the first quarter of 2016. The gross realized gains and losses from sales of securities, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates During the first quarter of 2017, we received $28 million of loan prepayment fees from HSBC Finance. Excluding this item from the year-to-date period, affiliate income increased during the three and nine months ended September 30, 2017 driven by higher billings associated with shared services performed on behalf of other HSBC affiliates

HSBC USA Inc.

which was partially offset by lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and lower fee income associated with trading activity booked on the balance sheets of other HSBC affiliates.
Residential mortgage banking revenue (expense)  Residential mortgage banking revenue (expense) was relatively flat during the three months ended September 30, 2017. In the year-to-date period, residential mortgage banking revenue (expense) declined due to the impact of the sale of our remaining Mortgage Servicing Rights ("MSRs") portfolio during the fourth quarter of 2016.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial liabilities for which fair value option accounting has been elected. Beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income (loss). Excluding the impact of this item, which resulted in a loss of $60 million and a gain of $94 million during the three and nine months ended September 30, 2016, respectively, gain (loss) on instruments designated at fair value and related derivatives increased during the three and nine months ended September 30, 2017 attributable primarily to favorable movements related to the economic hedging of interest rate and other risks within our structured notes and deposits. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  During the first half of 2017, we sold substantially all of our remaining Visa Class B Shares to a third party resulting in a net pre-tax gain of approximately $312 million. Excluding this item from the year-to-date period, other income (loss) remained higher during the three and nine months ended September 30, 2017 primarily due to improved valuations on loans held for sale, lower losses associated with fair value hedge ineffectiveness, net gains in 2017 from the sales of certain residential mortgages and lower losses associated with credit default swap protection which largely reflects the hedging of a single client exposure.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$268	$235	$33	14.0%
Support services from HSBC affiliates:
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	14	42	(28)	(66.7)
Fees paid to HSBC Technology and Services (USA) ("HTSU")	268	252	16	6.3
Fees paid to other HSBC affiliates	58	60	(2)	(3.3)
Total support services from HSBC affiliates	340	354	(14)	(4.0)
Occupancy expense, net	63	57	6	10.5
Other expenses:
Equipment and software	13	10	3	30.0
Marketing	16	10	6	60.0
Outside services	21	35	(14)	(40.0)
Professional fees	28	28	—	—
Off-balance sheet credit reserves	7	(4)	11	*
Federal Deposit Insurance Corporation ("FDIC") assessment fee	26	63	(37)	(58.7)
Miscellaneous	13	15	(2)	(13.3)
Total other expenses	124	157	(33)	(21.0)
Total operating expenses	$795	$803	$(8)	(1.0)%
Personnel - average number	5,810	5,706
Efficiency ratio	85.7%	86.9%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$789	$718	$71	9.9%
Support services from HSBC affiliates:
Fees paid to HMUS	38	150	(112)	(74.7)
Fees paid to HTSU	846	734	112	15.3
Fees paid to other HSBC affiliates	150	145	5	3.4
Total support services from HSBC affiliates	1,034	1,029	5.5
Occupancy expense, net	193	173	20	11.6
Other expenses:
Equipment and software	37	32	5	15.6
Marketing	45	38	7	18.4
Outside services	63	80	(17)	(21.3)
Professional fees	69	79	(10)	(12.7)
Off-balance sheet credit reserves	(13)	26	(39)	*
FDIC assessment fee	106	137	(31)	(22.6)
Miscellaneous	79	40	39	97.5
Total other expenses	386	432	(46)	(10.6)
Total operating expenses	$2,402	$2,352	$50	2.1%
Personnel - average number	5,791	5,706
Efficiency ratio	75.1%	79.2%

*	Not meaningful.
Costs to achieve, which reflect transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015, were a significant component of total operating expenses during the three and nine months ended September 30, 2017. Costs to achieve primarily consisted of project cost support service charges from HTSU, lease termination and associated expenses, professional fees and severance costs. Excluding costs to achieve, total operating expenses during the three and nine months ended September 30, 2017 declined $5 million and $24 million, respectively. The following table presents costs to achieve by financial statement line item:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$6	$6	$—	—%
Support services from HSBC affiliates	31	41	(10)	(24.4)
Occupancy expense, net	7	3	4	*
Other expenses	7	4	3	75.0
Total operating expenses	$51	$54	$(3)	(5.6)%

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$14	$10	$4	40.0%
Support services from HSBC affiliates	98	58	40	69.0
Occupancy expense, net	26	7	19	*
Other expenses	21	10	11	*
Total operating expenses	$159	$85	$74	87.1%

*	Not meaningful.

HSBC USA Inc.

Salaries and employee benefits  Excluding costs to achieve as discussed above, salaries and employee benefits expense remained higher during the three and nine months ended September 30, 2017 driven by the impact of salaries expense associated with certain RBWM wealth managers which were transferred to HSBC Bank USA from HMUS support services during the third quarter of 2016, higher incentive compensation expense and higher expense associated with long-term disability medical benefits. In addition, while salaries expense continues to reflect the impact of cost management efforts, including targeted staff reductions to optimize staffing and improve efficiency as well as reductions in staff performing residential mortgage servicing activities on behalf of HSBC Finance, these reductions were more than offset by the factors described above as well as the addition of higher cost personnel associated with growth initiatives in certain businesses and the implementation of a global standards program designed to achieve the most effective financial crime risk controls and capabilities.
Support services from HSBC affiliates  Excluding costs to achieve as discussed above, support services from HSBC affiliates declined in both periods largely due to the transfer of certain RBWM wealth managers to HSBC Bank USA from HMUS support services as discussed above as well as the favorable impact of cost management efforts including staff optimization in our technology and support service functions. The trends in the components of support services from HSBC affiliates presented in the table above also reflect the impact of a transfer of support service personnel from HMUS to HTSU during the first quarter of 2017 which increased HTSU support services expense and decreased HMUS support services expense by approximately $25 million and $72 million during the three and nine months ended September 30, 2017, respectively. A summary of the activities charged to us from various HSBC affiliates is included in Note 13, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Excluding costs to achieve as discussed above, occupancy expense remained higher during the three and nine months ended September 30, 2017 due primarily to the impact of extending the lease of our 452 Fifth Avenue property, including the 1 W. 39th Street building, during the second quarter of 2017. The sale and leaseback of this property in 2010 resulted in a gain which is deferred and was being recognized over the lease term (which was ten years) due to our continuing involvement. During the second quarter of 2017, we extended the lease for an additional five years as well as the amortization of the deferred gain to reflect the new lease term.
Other expenses  Excluding costs to achieve as discussed above, other expenses remained lower during the three and nine months ended September 30, 2017 largely due to lower deposit insurance assessment fees, lower outside services expense due in part to activities related to the sale of our MSRs in 2016 and higher levels of expense capitalization related to internally developed software, partially offset by higher marketing expense and, in the year-to-date period, higher litigation expense. While off-balance sheet credit reserves resulted in higher expense, which partially offset the decrease in the three month period, they were favorable and also contributed to lower expense in the year-to-date period due to releases of off-balance sheet credit reserves in 2017 compared with provisions in 2016.
Efficiency ratio  Our efficiency ratio was 85.7 percent and 75.1 percent during the three and nine months ended September 30, 2017, respectively, compared with 86.9 percent and 79.2 percent during the prior year periods. Our efficiency ratio in the 2016 periods were impacted by the change in the fair value of our own debt attributable to our own credit spread for which we have elected fair value option accounting which was reported as a component of total other revenues. Excluding the impact of this item, our efficiency ratio improved during the three and nine months ended September 30, 2017 due primarily to higher other revenues, partially offset by lower net interest income. While lower operating expenses also contributed to the improvement in the three month period, operating expenses were higher in the year-to-date period which partially offset the improvement.

HSBC USA Inc.

Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended September 30,	2017		2016
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$54	35.0%	$21	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	4	2.6	2	3.4
Other non-deductible / non-taxable items	1.6		5	8.5
Items affecting prior periods(1)	(2)	(1.3)	(1)	(1.7)
Low income housing and other tax credit investments	(4)	(2.6)	(4)	(6.8)
Other	8	5.2	3	5.1
Total income tax expense	$61	39.4%	$26	44.1%

Nine Months Ended September 30,	2017		2016
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$320	35.0%	$93	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	25	2.7	10	3.8
Other non-deductible / non-taxable items	3.3		5	1.9
Items affecting prior periods(1)	(11)	(1.2)	(1)	(.4)
Low income housing and other tax credit investments	(16)	(1.7)	(12)	(4.5)
Stock based compensation(2)	(10)	(1.1)	—	—
Other	10	1.1	5	1.9
Total income tax expense	$321	35.1%	$100	37.6%

(1)	The 2017 amounts relate to the impact of State tax rate adjustments on deferred tax assets and changes in tax credits as a result of filing the 2016 Federal income tax return.

(2)
As discussed more fully in Note 20, "New Accounting Pronouncements," in the accompanying consolidated financial statements, beginning January 1, 2017, all excess tax benefits and tax deficiencies for share-based payment awards are recorded within income tax expense in the statement of income.

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
The following table summarizes the impact on reported segment profit before tax, total assets and total deposits as of and for the three and nine months ended September 30, 2016:

2016
(in millions)
Increase (decrease) in segment profit before tax during the three months ended September 30:
RBWM	$1
CMB	3
GB&M	(50)
PB	—
CC (as compared with previously reported Other)	46

Increase (decrease) in segment profit before tax during the nine months ended September 30:
RBWM	$1
CMB	9
GB&M	(131)
PB	—
CC (as compared with previously reported Other)	121

Increase (decrease) in segment total assets at September 30:
RBWM	$(611)
CMB	—
GB&M	(107,318)
PB	—
CC (as compared with previously reported Other)	107,929

Increase (decrease) in segment total deposits at September 30:
RBWM	$—
CMB	—
GB&M	(6,672)
PB	—
CC (as compared with previously reported Other)	6,672
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

HSBC USA Inc.

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
During the first quarter of 2017, we adopted new accounting guidance under the Group Reporting Basis which, for financial liabilities measured under the fair value option, requires recognizing the change in fair value attributable to our own credit spread in other comprehensive income consistent with the new accounting guidance also adopted under U.S. GAAP. The adoption of this guidance did not require periods prior to 2017 to be restated. See the discussion of the CC segment below for further details regarding the impact of adopting this guidance.
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
During the first nine months of 2017, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service which offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent customer in the initial stages of wealth accumulation.
The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$231	$206	$25	12.1%
Other operating income	54	69	(15)	(21.7)
Total operating income(1)	285	275	10	3.6
Loan impairment charges	11	30	(19)	(63.3)
Net operating income	274	245	29	11.8
Operating expenses	281	278	3	1.1
Profit (loss) before tax	$(7)	$(33)	$26	78.8%

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$665	$613	$52	8.5%
Other operating income	416	214	202	94.4
Total operating income(1)	1,081	827	254	30.7
Loan impairment charges	17	57	(40)	(70.2)
Net operating income	1,064	770	294	38.2
Operating expenses	830	793	37	4.7
Profit (loss) before tax	$234	$(23)	$257	*

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of our RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$168	$135	$33	24.4%
Mortgages, credit cards and other personal lending	64	90	(26)	(28.9)
Wealth and asset management products	31	29	2	6.9
Retail business banking and other	22	21	1	4.8
Total operating income	$285	$275	$10	3.6%

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$467	$405	$62	15.3%
Mortgages, credit cards and other personal lending	210	289	(79)	(27.3)
Wealth and asset management products	95	89	6	6.7
Retail business banking and other(2)	309	44	265	*
Total operating income	$1,081	$827	$254	30.7%

(2)
During the nine months ended September 30, 2017, retail business banking and other reflects a gain on the sale of Visa Class B Shares of approximately $312 million and a loss on the sale of certain partially charged off residential mortgages as discussed below.

Our RBWM segment reported a lower loss before tax during the three months ended September 30, 2017 due to higher net interest income and lower loan impairment charges, partially offset by lower other operating income. In the year-to-date period, our RBWM segment reported a higher profit before tax due primarily to higher other operating income driven by a net pre-tax gain of approximately $312 million from the sale of substantially all of our remaining Visa Class B Shares during the first half of 2017 as well as higher net interest income and lower loan impairment charges, partially offset by higher operating expenses.
Net interest income increased during the three and nine months ended September 30, 2017 largely driven by higher net interest income from deposits due to higher average balances and improved spreads, partially offset by lower net interest income from lending. Net interest income from lending declined due to lower average balances driven by loan sales and a declining home equity mortgage portfolio as well as lower spreads.
Excluding the gain on sale of Visa Class B Shares as discussed above from the year-to-date period, other operating income decreased during the three and nine months ended September 30, 2017 primarily due to lower servicing fees reflecting the impact of the sale of our remaining MSRs portfolio during the fourth quarter of 2016 and, in the year-to-date period, a loss of $73 million on the sale of certain partially charged-off residential mortgages during the first quarter of 2017.
Loan impairment charges were lower during the three and nine months ended September 30, 2017 driven by continued improvements in economic and credit conditions. These decreases were partially offset in the year-to-date period by the non-recurrence of reserve releases recorded in 2016 related to residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics reported by the servicers and improved loss estimates associated with certain home equity mortgages.
Operating expenses were relatively flat during the three months ended September 30, 2017 and increased in the year-to-date period. The increase in the year-to-date period was due primarily to the addition of personnel associated with growth initiatives, the non-recurrence of a reserve release recorded in 2016 associated with a litigation matter and higher operational losses largely associated with certain credit card accounts.
Commercial Banking  CMB offers a full range of commercial financial services and tailored solutions to enable clients to grow their businesses, focusing on key markets with high concentrations of international connectivity.
Total quarter-to-date average loans outstanding, including loans held for sale, decreased 7 percent as compared with the third quarter of 2016 as we focused efforts on improving returns. Total quarter-to-date average deposits outstanding were flat compared with the third quarter of 2016.

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$187	$187	$—	—%
Other operating income	55	49	6	12.2
Total operating income(1)	242	236	6	2.5
Loan impairment charges (recoveries)	(8)	(18)	10	55.6
Net operating income	250	254	(4)	(1.6)
Operating expenses	142	151	(9)	(6.0)
Profit before tax(2)	$108	$103	$5	4.9%

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$548	$562	$(14)	(2.5)%
Other operating income	159	166	(7)	(4.2)
Total operating income(1)	707	728	(21)	(2.9)
Loan impairment charges (recoveries)	(49)	13	(62)	*
Net operating income	756	715	41	5.7
Operating expenses	422	451	(29)	(6.4)
Profit before tax(2)	$334	$264	$70	26.5%

*	Not meaningful.

(1)	The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$109	$119	$(10)	(8.4)%
Global Liquidity and Cash Management, current accounts and savings deposits	107	92	15	16.3
Global Trade and Receivables Finance	13	11	2	18.2
Investment banking products and other	13	14	(1)	(7.1)
Total operating income	$242	$236	$6	2.5%

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$326	$371	$(45)	(12.1)%
Global Liquidity and Cash Management, current accounts and savings deposits	305	279	26	9.3
Global Trade and Receivables Finance	40	37	3	8.1
Investment banking products and other	36	41	(5)	(12.2)
Total operating income	$707	$728	$(21)	(2.9)%

(2)
During the fourth quarter of 2016, we transferred certain client relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in our 2016 Form 10-K. As a result, we reclassified $23 million and $67 million of profit before tax from the CMB segment to the GB&M segment during the three and nine months ended September 30, 2016, respectively, to conform with the current year presentation.

Our CMB segment reported a higher profit before tax during the three months ended September 30, 2017 driven by higher other operating income and lower operating expenses, partially offset by lower loan impairment recoveries. In the year-to-date period, profit before tax increased due to improved loan impairment charges and lower operating expenses, partially offset by lower net interest income and lower other operating income.
Net interest income was flat during the three months ended September 30, 2017. In the year-to-date period, net interest income was lower due to lower loan balances largely reflecting the sale of certain commercial real estate loans during the second quarter

HSBC USA Inc.

of 2016 as well as paydowns and maturities exceeding new loan originations as we focused efforts on improving returns, partially offset by improved spreads on deposits.
Other operating income increased during the three months ended September 30, 2017 due primarily to higher syndication fees in commercial real estate. In the year-to-date period, other operating income was lower driven by lower credit facilities fees reflecting the impact of lower commercial lending activity compared with the prior year period and the non-recurrence of gains recorded in the first quarter of 2016 from asset sales in commercial real estate.
Loan impairment recoveries were lower during the three months ended September 30, 2017 as releases in credit loss reserves reflecting improvements in credit conditions associated with certain client relationships were more pronounced in the prior year period. In the year-to-date period, loan impairment charges improved due primarily to releases in credit loss reserves recorded in the current year period reflecting improvements in credit conditions associated with certain client relationships, including oil and gas industry clients, as well as releases of reserves due to paydowns and maturities exceeding new loan originations compared with loan impairment charges recorded in the prior year period associated with downgrades reflecting weaknesses in the financial condition of certain client relationships at that time.
Operating expenses declined during the three and nine months ended September 30, 2017 driven by lower deposit insurance assessment fees and the impact of targeted staff reductions during 2016.
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
The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$131	$133	$(2)	(1.5)%
Other operating income	111	183	(72)	(39.3)
Total operating income(1)	242	316	(74)	(23.4)
Loan impairment charges (recoveries)	(18)	31	(49)	*
Net operating income	260	285	(25)	(8.8)
Operating expenses	200	242	(42)	(17.4)
Profit (loss) before tax(2)	$60	$43	$17	39.5%

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$439	$440	$(1)	(.2)%
Other operating income	385	598	(213)	(35.6)
Total operating income(1)	824	1,038	(214)	(20.6)
Loan impairment charges (recoveries)	(55)	385	(440)	*
Net operating income	879	653	226	34.6
Operating expenses	635	711	(76)	(10.7)
Profit (loss) before tax(2)	$244	$(58)	$302	*

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of our GB&M segment:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Credit	$2	$22	$(20)	(90.9)%
Rates	15	44	(29)	(65.9)
Foreign Exchange and Metals	59	72	(13)	(18.1)
Equities	10	12	(2)	(16.7)
Total Global Markets	86	150	(64)	(42.7)
Global Banking	63	123	(60)	(48.8)
Global Liquidity and Cash Management	121	116	5	4.3
Securities Services	12	5	7	*
Global Trade and Receivables Finance	11	15	(4)	(26.7)
Credit and funding valuation adjustments	(50)	(95)	45	47.4
Other(3)	(1)	2	(3)	*
Total operating income	$242	$316	$(74)	(23.4)%

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Credit	$12	$56	$(44)	(78.6)%
Rates	59	85	(26)	(30.6)
Foreign Exchange and Metals	195	196	(1)	(.5)
Equities	24	29	(5)	(17.2)
Total Global Markets	290	366	(76)	(20.8)
Global Banking	195	291	(96)	(33.0)
Global Liquidity and Cash Management	369	336	33	9.8
Securities Services	29	16	13	81.3
Global Trade and Receivables Finance	36	49	(13)	(26.5)
Credit and funding valuation adjustments	(86)	(31)	(55)	*
Other(3)	(9)	11	(20)	*
Total operating income	$824	$1,038	$(214)	(20.6)%

(2)
During the fourth quarter of 2016, we transferred certain client relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in our 2016 Form 10-K. As a result, we reclassified $23 million and $67 million of profit before tax from the CMB segment to the GB&M segment during the three months and nine months ended September 30, 2016, respectively, to conform with the current year presentation.

(3)	Other includes corporate funding charges and net interest income on capital held in the business and not assigned to products.
Our GB&M segment reported improved profit before tax during the three and nine months ended September 30, 2017 due primarily to improved loan impairment charges and lower operating expenses, partially offset by lower other operating income.
Credit revenue declined during the three and nine months ended September 30, 2017 due to lower revenue from collateralized financing related activity.
Revenue from Rates decreased during the three and nine months ended September 30, 2017 due to lower new deal activity on interest rate swaps. This decrease was partially offset by favorable movements related to the economic hedging of interest rate and other risks within our structured notes and deposits.
Foreign Exchange and Metals revenue decreased during the three months ended September 30, 2017 primarily due to lower revenue from Metals client related trading activity. In the year-to-date period, Foreign Exchange and Metals revenue was relatively flat as higher revenue from Metals client related trading activity was offset by lower revenue from client trading activity in Foreign Exchange.
The decrease in Equities revenue during the three and nine months ended September 30, 2017 was due primarily to unfavorable movements related to the economic hedging of interest rate and other risks within our structured notes and deposits.
Global Banking revenue decreased during the three and nine months ended September 30, 2017 due to lower net interest income driven by lower loan balances and lower event financing fees which were partially offset by lower losses associated with credit default swap protection which largely reflects the hedging of a single client exposure.

HSBC USA Inc.

Global Liquidity and Cash Management revenue increased during the three and nine months ended September 30, 2017 driven by higher net interest income due to the favorable impact of higher short-term market rates as well as an increase in high quality deposit balances, partially offset by decreased fee income due to lower transaction volumes.
Securities Services revenue increased during the three and nine months ended September 30, 2017 driven by higher revenue from new direct custody and clearing client activity as well as higher net interest income due to the favorable impact of higher short-term market rates.
Global Trade and Receivables Finance revenue was lower during the three and nine months ended September 30, 2017 reflecting a decline in receivables financing products, partially offset by higher supply chain solutions revenue.
Credit and funding valuation adjustments were favorable during the three months ended September 30, 2017 and unfavorable in the year-to-date period attributable primarily to movements in our own credit spreads within our structured notes and deposits and, to a lesser extent, our derivative liability balances.
Other revenue decreased during the three and nine months ended September 30, 2017 reflecting higher corporate funding charges and, in the year-to-date period, an inducement fee paid to a third party in the first quarter of 2017 associated with the sale of a portion of our portfolio of residual interests in real estate mortgage investment conduits.
Loan impairment charges improved during the three and nine months ended September 30, 2017 reflecting releases in credit loss reserves recorded in the current year periods compared with loan impairment charges recorded in the prior year periods. The releases of loss reserves in the current year periods reflect improvements in the credit quality of our portfolio driven by paydowns, sales and maturities exceeding new loan originations as we continue to focus efforts on improving returns and, in the year-to-date period, improvements in credit conditions associated with certain client relationships, including a single mining client relationship. In the prior year periods, loan impairment charges were driven primarily by the continued deterioration of the single mining client relationship and, in the year-to-date period, other downgrades reflecting weakness in the financial condition of certain clients at that time, including oil and gas, mining and other industry loan exposures. Loan impairment charges associated with oil and gas industry loan exposures in the prior year-to-date period were largely due to the downgrade of a large client relationship and the establishment of specific reserves related to two large loans which became impaired.
Operating expenses were lower during the three and nine months ended September 30, 2017 due primarily to lower corporate function cost allocations from affiliates and lower deposit insurance assessment fees.
Private Banking  PB serves high net worth and ultra-high net worth individuals and families with complex needs domestically and abroad.
In August 2017, our PB business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS. Our Private Banking business has made a decision to no longer service clients based in those markets and renew focus on clients and prospects based in markets where we can leverage HSBC’s global connectivity, including the United States, Argentina, Brazil, Chile and Mexico. These markets are consistent with HSBC’s global strategy and allow us to better serve clients through collaboration with other HSBC businesses based in these markets. Under the terms of the agreement, we will facilitate the referral of these client relationships to UBS for a fee, including the transfer of client assets, consisting of client investments and deposits, as well as the transfer of the relationship managers and client service employees that support these clients. Loans associated with these client relationships were not included in the agreement. As a result of entering into the agreement, we recognized a pre-tax gain on sale, net of allocated goodwill and transaction costs, of $9 million during the third quarter of 2017. Total operating income associated with these client relationships was approximately $13 million and $38 million during the three and nine months ended September 30, 2017, respectively, and $12 million and $38 million during the three and nine months ended September 30, 2016, respectively.
While client deposit levels decreased $2,488 million or 19 percent and total loans decreased by $524 million or 8 percent as compared with September 30, 2016, overall period end client assets were $1,145 million higher largely driven by higher assets under custody.
The following table provides additional information regarding client assets during the nine months ended September 30, 2017 and 2016:

Nine Months Ended September 30,	2017	2016
	(in millions)
Client assets at beginning of period	$40,462	$42,716
Net new money (outflows)	205	(2,186)
Value change	1,805	797
Client assets at end of period	$42,472	$41,327

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our PB segment:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$56	$53	$3	5.7%
Other operating income	31	22	9	40.9
Total operating income	87	75	12	16.0
Loan impairment charges (recoveries)	(2)	1	(3)	*
Net operating income	89	74	15	20.3
Operating expenses	67	56	11	19.6
Profit before tax	$22	$18	$4	22.2%

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$165	$153	$12	7.8%
Other operating income	73	67	6	9.0
Total operating income	238	220	18	8.2
Loan impairment charges (recoveries)	1	—	1	*
Net operating income	237	220	17	7.7
Operating expenses	191	173	18	10.4
Profit before tax	$46	$47	$(1)	(2.1)%

*	Not meaningful.
Our PB segment reported a higher profit before tax during the three months ended September 30, 2017 due to higher net interest income, higher other operating income and lower loan impairment charges, partially offset by higher operating expenses. In the year-to-date period, profit before tax was relatively flat as higher net interest income and higher other operating income was offset by higher operating expenses.
Net interest income was higher during the three and nine months ended September 30, 2017 due to improved spreads reflecting the impact of favorable market rates.
Other operating income includes a net pre-tax gain of $9 million associated with the sale of a portion of our Private Banking business during the third quarter of 2017 as discussed above. Excluding the impact of this item, other operating income was relatively flat during the three months ended September 30, 2017 and decreased in the year-to-date period. The decrease in the year-to-date period reflects lower fees and commissions driven by a decline in managed and investment product balances.
Loan impairment charges improved during the three months ended September 30, 2017 and were relatively flat in the year-to-date period. The improvement in the three month period was driven by recoveries in the current year period.
Operating expenses increased during the three and nine months ended September 30, 2017 reflecting higher litigation expense, higher staff costs and higher corporate function cost allocations from affiliates.
Corporate Center  CC includes Balance Sheet Management, our legacy structured credit products, certain legacy residential mortgage loan and servicing activities, income and expense associated with certain affiliate transactions, certain corporate function costs including costs to achieve, adjustments to the fair value of HSBC shares held for stock plans, interest expense associated with certain tax exposures, income associated with other tax related investments and changes in the fair value of certain debt issued for which fair value option accounting was elected and related derivatives, which for periods prior to January 1, 2017 included the fair value movement attributable to our own credit spread. Beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income.

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income (expense)	$(10)	$29	$(39)	*
Gain on own fair value option debt attributable to our own credit spread	—	5	(5)	(100.0)
Other operating income	33	29	4	13.8
Total operating income(1)	23	63	(40)	(63.5)
Loan impairment charges (recoveries)	1	(2)	3	*
Net operating income	22	65	(43)	(66.2)
Operating expenses	103	87	16	18.4
Profit (loss) before tax	$(81)	$(22)	$(59)	*

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income (expense)	$(9)	$119	$(128)	*
Gain on own fair value option debt attributable to our own credit spread	—	113	(113)	(100.0)
Other operating income	205	96	109	*
Total operating income(1)	196	328	(132)	(40.2)
Loan impairment charges (recoveries)	—	(4)	4	100.0
Net operating income	196	332	(136)	(41.0)
Operating expenses	338	220	118	53.6
Profit (loss) before tax	$(142)	$112	$(254)	*

*	Not meaningful.

(1)	The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$56	$36	$20	55.6%
Legacy structured credit products	1	24	(23)	(95.8)
Legacy residential mortgage activities(3)	(23)	4	(27)	*
Other(4)	(11)	(1)	(10)	*
Total operating income	$23	$63	$(40)	(63.5)%

			Increase (Decrease)
Nine Months Ended September 30,	2017	2016	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$189	$138	$51	37.0%
Legacy structured credit products	25	22	3	13.6
Legacy residential mortgage activities(3)	3	19	(16)	(84.2)
Other(4)	(21)	149	(170)	*
Total operating income	$196	$328	$(132)	(40.2)%

(2)
Balance Sheet Management includes gains on the sale of securities of $3 million and $24 million in the three and nine months ended September 30, 2017, respectively, compared with $16 million and $78 million in the three and nine months ended September 30, 2016, respectively.

(3)
Reflects fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and revenue associated with certain residential mortgage loans that we previously purchased from HSBC Finance.

(4)	In 2016, other includes the gain (loss) on own fair value option debt attributable to our own credit spread.

HSBC USA Inc.

Our CC segment reported a lower profit before tax during the three and nine months ended September 30, 2017 due to lower net interest income, the non-recurrence of gains on own fair value option debt attributable to our own credit spread of $5 million and $113 million during the three and nine months ended September 30, 2016, respectively, and higher operating expenses due in part to higher costs to achieve in the year-to-date period of approximately $62 million, partially offset by higher other operating income.
Net interest income was lower during the three and nine months ended September 30, 2017 driven largely by lower corporate funding charges to the businesses due in part to the impact of the liquidity framework we adopted in preparation for the planned implementation of the Net Stable Funding Ratio ("NSFR") which provides a temporary cap on the net liquidity charge to GB&M until the NSFR becomes effective. See "Risk Management" in this MD&A for additional discussion of NSFR.
Excluding the gains on own fair value option debt attributable to our own credit spread as discussed above, other operating income was higher during the three and nine months ended September 30, 2017 reflecting lower losses associated with fair value hedge ineffectiveness, the improved performance of economic hedge positions used to manage interest rate risk and, in the year-to-date period, fees of $28 million received from HSBC Finance associated with the prepayment of its loan during the first quarter of 2017 and a gain of approximately $11 million associated with the unwind of one of our unconsolidated VIEs during the second quarter of 2017. These increases were partially offset in both periods by lower gains from asset sales in Balance Sheet Management, lower gains from valuation adjustments on our legacy structured credit products and lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance. While sales of certain residential mortgages that we previously purchased from HSBC Finance resulted in a loss of $7 million, which partially offset the increase in the three month period, they resulted in a net gain of $5 million in the year-to-date period which contributed to the increase.
Excluding costs to achieve as discussed above, operating expenses remained higher during the three and nine months ended September 30, 2017 reflecting higher corporate function cost allocations, partially offset by the favorable impact of cost management efforts, including staff optimization in our technology and support service functions.
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

HSBC USA Inc.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2016 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2016 Form 10-K. There have been no significant revisions to our policies or methodologies during the first nine months of 2017.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	September 30, 2017	June 30, 2017	December 31, 2016
	(dollars are in millions)
Allowance for credit losses	$799	$848	$1,017
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.57%	1.66%	1.83%
Affiliates	—	—	—
Total commercial	1.51	1.61	1.72
Consumer:
Residential mortgages	.15	.12	.15
Home equity mortgages	.81	.93	1.42
Credit cards	4.88	4.64	4.94
Other consumer	1.32	1.18	1.83
Total consumer	.38	.34	.44
Total	1.18%	1.25%	1.38%
Net charge-offs:(2)
Commercial(3)	679%	679%	463%
Consumer	304	239	132
Total	610%	593%	381%
Nonperforming loans:(1)(4)
Commercial	99%	101%	118%
Consumer	14	13	17
Total	64%	66%	77%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratio at September 30, 2017 and June 30, 2017 reflects year-to-date net charge-offs, annualized. Ratio at December 31, 2016 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the year-to-date periods ended September 30, 2017 and June 30, 2017 and year ended December 31, 2016 was 81 months, 81 months and 56 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and nine months ended September 30, 2017 and 2016.
The allowance for credit losses at September 30, 2017 decreased $49 million or 6 percent as compared with June 30, 2017 and decreased $218 million or 21 percent as compared with December 31, 2016 driven by lower loss estimates in our commercial loan portfolio. While higher loss estimates in our consumer loan portfolio partially offset the decrease in the three month period, loss estimates in our consumer loan portfolio were lower and also contributed to the decrease in the year-to-date period.
Our commercial allowance for credit losses decreased $55 million or 7 percent as compared with June 30, 2017 and decreased $204 million or 22 percent as compared with December 31, 2016 largely due to improvements in the credit quality of our portfolio driven by managed reductions in certain exposures, releases of reserves due to paydowns and maturities exceeding new loan originations as we continue to focus efforts on improving returns and, as compared with December 31, 2016, improvements in credit conditions associated with certain client relationships, including a single mining client relationship.
Our consumer allowance for credit losses increased $6 million or 9 percent as compared with June 30, 2017 reflecting higher loss estimates in our residential mortgage and credit card loan portfolios due in part to higher dollars of delinquency on accounts less than 180 days contractually delinquent and an increase in credit card delinquency roll rates. These increases were partially offset by lower loss estimates in our home equity mortgage loan portfolio reflecting lower outstanding balances. As compared with December 31, 2016, our consumer allowance for credit losses decreased $14 million or 16 percent due to lower loss estimates in

HSBC USA Inc.

our home equity mortgage, credit card, and other consumer loan portfolios driven by improvements in economic and credit conditions as well as lower outstanding balances, while the allowance for credit losses in our residential mortgage portfolio remained flat.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends as well as second lien exposure.
The allowance for credit losses as a percentage of total loans at September 30, 2017 decreased as compared with both June 30, 2017 and December 31, 2016 primarily due to a decrease in the commercial loan percentage for the reasons discussed above. While a higher consumer loan percentage partially offset the decrease in the three month period, the consumer loan percentage was lower and also contributed to the decrease in the year-to-date period for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs increased slightly as compared with June 30, 2017 due to a higher ratio in our consumer loan portfolio driven by lower dollars of net charge-offs in the ratio and an increase in the allowance for credit losses while the ratio in our commercial loan portfolio was flat. As compared with December 31, 2016, the allowance for credit losses as a percentage of net charge-offs increased due to lower dollars of net charge-offs in the ratio for both our commercial and consumer loan portfolios, partially offset by a decrease in our overall allowance for credit losses for the reasons discussed above. Lower dollars of net charge-offs as compared with December 31, 2016 reflect lower charge-offs associated with oil and gas industry loan exposures and the non-recurrence of charge-offs recorded in 2016 associated with transfers of residential mortgages to held for sale.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	September 30, 2017		June 30, 2017		December 31, 2016
	(dollars are in millions)
Commercial(1)	$726	71.2%	$781	71.4%	$930	73.4%
Consumer:
Residential mortgages	26	25.4	20	25.2	26	23.3
Home equity mortgages	10	1.8	12	1.9	20	1.9
Credit cards	32	1.0	30	1.0	34.9
Other consumer	5.6		5.6		7.5
Total consumer	73	28.8	67	28.6	87	26.6
Total	$799	100.0%	$848	100.0%	$1,017	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	September 30, 2017	June 30, 2017	December 31, 2016
	(in millions)
Off-balance sheet credit risk reserve	$121	$114	$134
The increase in off-balance sheet reserves at September 30, 2017 as compared with June 30, 2017 was driven by downgrades reflecting weakness in the financial condition of certain client relationships. As compared with December 31, 2016, off-balance sheet reserves decreased reflecting lower outstanding exposure. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	September 30, 2017	June 30, 2017	December 31, 2016
	(dollars are in millions)
Delinquent loans:
Commercial	$82	$68	$90
Consumer:
Residential mortgages(1)(2)	406	442	765
Home equity mortgages(1)(2)	36	38	46
Credit cards	11	11	14
Other consumer	10	8	11
Total consumer	463	499	836
Total	$545	$567	$926
Delinquency ratio:
Commercial	.17%	.14%	.16%
Consumer:
Residential mortgages(1)(2)	2.36	2.57	4.23
Home equity mortgages(1)(2)	2.92	2.96	3.26
Credit cards	1.68	1.70	2.03
Other consumer	2.26	1.63	2.43
Total consumer	2.37	2.54	4.05
Total	.80%	.82%	1.22%

(1)
At September 30, 2017, June 30, 2017 and December 31, 2016, consumer mortgage loan delinquency includes $328 million, $368 million and $711 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $3 million, $39 million and $358 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	September 30, 2017	June 30, 2017	December 31, 2016
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$30	$41	$46
ARM loans	137	147	237
Delinquency ratio:
Interest-only loans	.86%	1.18%	1.28%
ARM loans	1.15	1.24	1.94
Compared with June 30, 2017 and December 31, 2016, our two-months-and-over contractual delinquency ratio decreased 2 basis points and 42 basis points, respectively, driven by lower dollars of delinquency in our consumer loan portfolio, partially offset by lower outstanding loan balances, primarily in our commercial loan portfolio.
Compared with June 30, 2017 our commercial loan two-months-and-over contractual delinquency ratio increased 3 basis points due to higher dollars of delinquency in commercial real estate and business and corporate banking as well as lower outstanding loan balances. As compared with December 31, 2016, our commercial loan two-months-and-over contractual delinquency ratio increased 1 basis point as lower dollars of delinquency due to improved collections and managed reductions in certain exposures were more than offset by lower outstanding loan balances.
Our consumer loan two-month-and-over contractual delinquency ratio decreased 17 basis points and 168 basis points compared with June 30, 2017 and December 31, 2016, respectively, due to lower dollars of delinquency driven by the sales of certain residential mortgages as well as continued improvements in economic and credit conditions.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	September 30, 2017	June 30, 2017	September 30, 2016
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Real estate, including construction	$4	$2	$(6)
Business and corporate banking	5	—	23
Global banking	14	45	7
Other commercial	—	1	—
Total commercial	23	48	24
Consumer:
Residential mortgages	(2)	(4)	31
Home equity mortgages	—	1	3
Credit cards	6	7	6
Other consumer	—	—	1
Total consumer	4	4	41
Total	$27	$52	$65
Net Charge-off Ratio:
Commercial:
Real estate, including construction	.15%	.08%	(.22)%
Business and corporate banking	.15	—	.50
Global banking	.28	.81	.11
Other commercial	—	.10	—
Total commercial	.19	.39	.16
Consumer:
Residential mortgages	(.04)	(.09)	.70
Home equity mortgages	—	.30	.81
Credit cards	3.68	4.34	3.59
Other consumer	—	—	1.11
Total consumer	.08	.08	.81
Total	.16%	.30%	.33%
 Our net charge-off ratio as a percentage of average loans for the quarter ended September 30, 2017 decreased 14 basis points compared with the quarter ended June 30, 2017 due to lower levels of net charge-offs in our commercial loan portfolio largely driven by the non-recurrence of a charge-off recorded during the second quarter of 2017 related to the sale of a large impaired oil and gas industry loan while levels of net charge-offs in our consumer loan portfolio were flat.
Compared with the quarter ended September 30, 2016, our net charge-off ratio as a percentage of average loans decreased 17 basis points due to lower levels of net charge-offs in our consumer loan portfolio largely due to the non-recurrence of charge-offs recorded during the third quarter of 2016 related to the transfer of certain mortgages to held for sale while levels of net charge-offs in our commercial loan portfolio were relatively flat.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	September 30, 2017	June 30, 2017	December 31, 2016
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$18	$50	$56
Business and corporate banking	244	188	187
Global banking	469	537	546
Other commercial	—	—	1
Commercial nonaccrual loans held for sale	—	29	11
Total commercial	731	804	801
Consumer:
Residential mortgages(1)(2)(3)	435	432	435
Home equity mortgages(1)(2)	69	70	75
Consumer nonaccrual loans held for sale	3	34	369
Total consumer	507	536	879
Total nonaccruing loans	1,238	1,340	1,680
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	5	1	1
Total commercial	5	1	1
Consumer:
Credit cards	8	8	10
Other consumer	6	6	7
Total consumer	14	14	17
Total accruing loans contractually past due 90 days or more	19	15	18
Total nonperforming loans	1,257	1,355	1,698
Other real estate owned(4)	17	20	27
Total nonperforming assets	$1,274	$1,375	$1,725

(1)
At September 30, 2017, June 30, 2017 and December 31, 2016, nonaccrual consumer mortgage loans held for investment include $378 million, $383 million and $382 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes $1 million or less of commercial other real estate owned at September 30, 2017, June 30, 2017 and December 31, 2016.
Nonaccrual loans at September 30, 2017 decreased as compared with both June 30, 2017 and December 31, 2016 due to lower levels of nonaccrual loans in both our commercial and consumer loan portfolios. The decrease in commercial nonaccrual loans as compared with both June 30, 2017 and December 31, 2016 was driven by managed reductions in certain exposures, partially offset by the downgrades of two large business and corporate banking clients while the decrease in consumer nonaccrual loans as compared with both June 30, 2017 and December 31, 2016 was primarily due to the sales of certain residential mortgages. Accruing loans past due 90 days or more remained relatively flat compared with both June 30, 2017 and December 31, 2016.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2016 Form 10-K.
Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans as well as certain other commercial credit quality indicators. Commercial impaired loans decreased as compared with both June 30, 2017 and December 31, 2016 due to managed reductions in certain exposures and paydowns, partially offset by the downgrades of two large business and corporate banking clients.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at September 30, 2017 and December 31, 2016. Each category is not mutually exclusive and loans may appear in more than one category below.

	September 30, 2017	December 31, 2016
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,472	$3,589
ARM loans(1)	11,898	12,219

(1)	During the remainder of 2017 and during 2018, approximately $149 million and $767 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $12 million and $890 million at September 30, 2017 and December 31, 2016, respectively, and home equity mortgage loans held for sale of $4 million at December 31, 2016.

	September 30, 2017	December 31, 2016
	(in millions)
Closed end:
First lien	$17,196	$17,181
Second lien	52	64
Revolving(1)	1,182	1,344
Total	$18,430	$18,589

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at September 30, 2017 and December 31, 2016 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
September 30, 2017
New York State	32.1%	32.1%
California	22.9	42.1
North Central United States	3.2	2.4
North Eastern United States, excluding New York State	7.4	8.2
Southern United States	25.0	10.7
Western United States, excluding California	6.7	4.5
Mexico	2.7	—
Total	100.0%	100.0%
December 31, 2016
New York State	30.8%	32.0%
California	20.9	39.0
North Central United States	3.2	3.6
North Eastern United States, excluding New York State	8.3	8.8
Southern United States	26.8	12.0
Western United States, excluding California	6.9	4.6
Mexico	3.1	—
Total	100.0%	100.0%

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

	September 30, 2017	December 31, 2016
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$28,682	$30,339
Less: collateral held against exposure	7,863	7,733
Net credit risk exposure	$20,819	$22,606

Liquidity and Capital Resources

Effective liquidity management is defined as ensuring we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk. During the nine months ended September 30, 2017, marketplace liquidity continued to remain available for most sources of funding.

HSBC USA Inc.

As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee, together with the impact of similar implementation by U.K. banking regulators, we continue to review the composition of our capital structure.
Interest Bearing Deposits with Banks totaled $23,103 million and $20,238 million at September 30, 2017 and December 31, 2016, respectively, of which $21,532 million and $18,833 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $17,136 million and $30,023 million at September 30, 2017 and December 31, 2016, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $11,018 million and $10,667 million at September 30, 2017 and December 31, 2016, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $46,054 million and $49,719 million at September 30, 2017 and December 31, 2016, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $7,973 million and $5,101 million at September 30, 2017 and December 31, 2016, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $121,840 million and $129,248 million at September 30, 2017 and December 31, 2016, respectively, which included $97,141 million and $98,671 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $37,376 million at September 30, 2017 from $37,739 million at December 31, 2016. The following table presents the maturities of long-term debt at September 30, 2017:

(in millions)
2017	$1,500
2018	10,243
2019	4,935
2020	6,841
2021	3,576
Thereafter	10,281
Total	$37,376
The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2017 and 2016:

Nine Months Ended September 30,	2017	2016
	(in millions)
Long-term debt issued	$3,886	$7,675
Long-term debt repaid	(5,098)	(2,122)
Net long-term debt issued (repaid)	$(1,212)	$5,553
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the nine months ended September 30, 2017.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At September 30, 2017, we were authorized to issue up to $36,000 million, of which $13,707 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $15,541 million was available at September 30, 2017.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At September 30, 2017, long-term debt included $4,900 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $13,962 million.

HSBC USA Inc.

Preferred Equity  See Note 17, "Preferred Stock," in our 2016 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the nine months ended September 30, 2017, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America and did not make any capital contributions to its subsidiary, HSBC Bank USA.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III transitional and fully phased-in capital ratios calculated as of September 30, 2017 and December 31, 2016:

	Transitional		Fully Phased-In
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	15.3%	13.7%	15.3%	13.2%
Tier 1 capital to risk-weighted assets	16.3	14.5	16.4	14.2
Total capital to risk-weighted assets	19.8	18.3	19.6	17.5
Tier 1 leverage ratio(1)	9.9	9.2	9.8	9.1
Supplementary leverage ratio(2)	7.4	6.5	7.4	6.5

(1)
Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital for the three months ended September 30, 2017 and December 31, 2016, respectively.

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
In 2015, the Financial Stability Board ("FSB") issued its final standards for TLAC requirements for G-SIBs. In 2016, the FRB adopted final rules implementing the FSB's TLAC standard in the United States. The rules require, among other things, the U.S. IHCs of non U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of TLAC which would include minimum levels of Tier 1 capital and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019, without the benefit of a phase-in period. The TLAC rules also include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North America could engage in. The FSB's TLAC standard and the FRB's TLAC rules represent a significant expansion of the current regulatory capital framework. To support compliance when the TLAC rules become effective, HSBC North America has issued long-term debt and will be required to issue additional long-term debt in future periods.
In 2015, HSBC submitted its required resolution plan to the FRB and the FDIC under the Dodd-Frank Act (the Systemically Important Financial Institution Plan or "SIFI Plan") and HSBC Bank USA submitted its required resolution plan under the Federal

HSBC USA Inc.

Deposit Insurance Act (the Insured Depository Institution Plan or "IDI Plan"). While HSBC has not received formal feedback from the FRB on the 2015 SIFI Plan, in June 2017, HSBC Bank USA received feedback from the FDIC regarding its IDI Plan which will be addressed in their next plan submission. In addition, HSBC and HSBC Bank USA have been advised that the next submission dates for the SIFI and IDI Plans were extended to December 31, 2018 and July 1, 2018, respectively.
Capital Planning and Stress Testing U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under DFAST. As part of the CCAR process, the FRB undertakes a supervisory assessment of bank holding companies on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions. The FRB can object to a capital plan for qualitative or quantitative reasons, in which case the company cannot make capital distributions (with the exception of those that may have already received a non-objection in the previous year) without specific FRB approval. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in April 2017 and its latest mid-cycle DFAST results in October 2017. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in April 2017. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon. In January 2017, the FRB announced that so-called "large and noncomplex" firms, which are firms with less than $250 billion in total consolidated assets and less than $75 billion in total nonbanking assets, are exempt from the CCAR qualitative assessment. HSBC North America does not currently fall into the category of "large and noncomplex" and, therefore, remained subject to the qualitative review in the 2017 CCAR cycle.
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
While bank holding company regulatory capital compliance is generally performed at the HSBC North America level, and also separately for HSBC Bank USA, as a bank holding company we are required to meet minimum capital requirements imposed by the FRB. We present our capital ratios, together with HSBC Bank USA's in Note 15, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
In June 2017, the FRB issued a proposal which would require certain IHCs of foreign banking organizations, including HSBC North America, to provide information about the effect of a hypothetical global market shock on trading and counterparty exposures. If adopted as proposed, HSBC North America would be required to provide quarterly information about such effects, and such effects would also be incorporated into the FRB’s CCAR stress testing applicable to HSBC North America in 2018, potentially causing additional projected stress losses under such tests.

HSBC USA Inc.

2017 Funding Strategy  Our current estimate for funding needs and sources for 2017 are summarized in the following table:

	Actual January 1 through September 30, 2017	Estimated October 1 through December 31, 2017	Estimated Full Year 2017
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$(7)	$1	$(6)
Net change in short-term investments and securities	(14)	9	(5)
Net change in trading and other assets	18	(9)	9
Total funding needs	$(3)	$1	$(2)
Increase (decrease) in funding sources:
Net change in deposits	$(7)	$1	$(6)
Net change in trading and other short-term liabilities	2	1	3
Net change in long-term debt	2	(1)	1
Total funding sources	$(3)	$1	$(2)
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
HSBC Finance relies on its affiliates, including HSBC USA, to satisfy its funding needs which are not met by cash generated from its loan sales and operations. During the first quarter of 2017, HSBC Finance prepaid the $2.5 billion that was outstanding under our credit agreement with it. See Note 13, "Related Party Transactions," in the accompanying consolidated financial statements for further information.
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

	Balance at September 30, 2017
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2016

	(in millions)
Standby letters of credit, net of participations(1)	$6,195	$2,147	$105	$8,447	$8,392
Commercial letters of credit	187	61	—	248	242
Credit derivatives(2)	11,520	30,994	2,714	45,228	58,329
Other commitments to extend credit:
Commercial(3)	16,470	57,908	2,855	77,233	74,832
Consumer	7,486	—	—	7,486	7,270
Total	$41,858	$91,110	$5,674	$138,642	$149,065

(1)	Includes $1,270 million and $1,315 million issued for the benefit of HSBC affiliates at September 30, 2017 and December 31, 2016, respectively.

(2)	Includes $26,541 million and $29,999 million issued for the benefit of HSBC affiliates at September 30, 2017 and December 31, 2016, respectively.

(3)	Includes $500 million issued for the benefit of HSBC affiliates at both September 30, 2017 and December 31, 2016, respectively.

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

Fair Value

Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for further details on our valuation control framework.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2017 and December 31, 2016, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain residential mortgage and subprime mortgage loans held for sale, certain corporate debt securities, certain asset-backed securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable credit quality, swap agreements entered into in conjunction with the sales of certain Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation and, at September 30, 2017, a contingent consideration receivable associated with the sale of a portion of our Private Banking business.
See Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2017 and 2016.

HSBC USA Inc.

Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(dollars are in millions)
Level 3 assets(1)(2)	$2,683	$4,611
Total assets measured at fair value(1)(3)	108,407	113,299
Level 3 liabilities(1)	1,667	2,114
Total liabilities measured at fair value(1)	67,114	81,176
Level 3 assets as a percent of total assets measured at fair value	2.5%	4.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.5%	2.6%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $2,347 million of recurring Level 3 assets and $336 million of non-recurring Level 3 assets at September 30, 2017. Includes $3,564 million of recurring Level 3 assets and $1,047 million of non-recurring Level 3 assets at December 31, 2016.

(3)
Includes $108,006 million of assets measured on a recurring basis and $401 million of assets measured on a non-recurring basis at September 30, 2017. Includes $112,104 million of assets measured on a recurring basis and $1,195 million of assets measured on a non-recurring basis at December 31, 2016.

Significant Changes in Fair Value for Level 3 Assets and Liabilities During the second quarter of 2017, one of our unconsolidated VIEs was unwound and our investment in the VIE along with any related derivatives were terminated. Our investment in the VIE, which was a level 3 asset measured at fair value on a recurring basis, had a carrying value of $1,081 million at the time of unwind. See Note 16, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information.
During the nine months ended September 30, 2017, we sold substantially all of the residential mortgage loans which were transferred to held for sale during 2016 and were level 3 assets measured at fair value on a non-recurring basis. See Note 6, "Loans Held for Sale," in the accompanying consolidated financial statements for additional information.
In addition to the above, we have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $2 million negative and $3 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three and nine months ended September 30, 2017, respectively, compared with positive adjustments of $12 million and $25 million during the three and nine months ended September 30, 2016, respectively. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $19 million and $22 million against our monoline exposure at September 30, 2017 and December 31, 2016, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $119 million and $159 million at September 30, 2017 and December 31, 2016, respectively.
See Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2017 and 2016 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $82 million or a decrease of the overall fair value measurement of approximately $25 million at September 30, 2017. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers as well as credit default swaps with certain monoline insurers and certain asset-backed securities including CDOs.

HSBC USA Inc.

Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held at September 30, 2017:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Residential mortgages - Alt A	$31
AA	Other	50
A	Residential mortgages - Alt A	3
	Residential mortgages - Subprime	25
	Home equity - Alt A	54
	Student loans	91
	Other	460
	Total A	633
BBB	Residential mortgages - Alt A	1
	Collateralized debt obligations	125
	Total BBB	126
CCC	Residential mortgages - Subprime	16
		$856

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

•	Security risk is the risk to the business from terrorism, information security, incidents/disasters, cyber-attacks, insider risk and groups hostile to HSBC interests;

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
As part of our approach towards liquidity risk management, we employ the following key measures to define, monitor and control our liquidity and funding risk in accordance with HSBC policy:

HSBC USA Inc.

The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both September 30, 2017 and December 31, 2016, HSBC USA's LCR under the EU LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
The European calibration of the Basel Committee based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR rule, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At both September 30, 2017 and December 31, 2016, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The U.S. LCR rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that qualify as HQLA and the assumed rate of outflows of certain kinds of funding. Under the U.S. rule, U.S. institutions, including HSBC North America and HSBC Bank USA, are required to maintain a minimum LCR of 100 percent beginning January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019, and report LCR to U.S. regulators on a daily basis beginning July 1, 2016. During the nine months ended September 30, 2017, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement. The U.S. LCR rule does not address the U.S. NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The U.S. NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR rule, is more stringent in several areas including the required stable funding factors applied to certain assets such as mortgage-backed securities. At both September 30, 2017 and December 31, 2016, HSBC Bank USA's estimated NSFR, based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded 100 percent.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at September 30, 2017:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at September 30, 2017.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions.

HSBC USA Inc.

Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At September 30, 2017, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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
Present value of a basis point ("PVBP")  PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	1.2	4.4
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

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on October 1, 2017 and January 1, 2017, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$208	8%	$123	5%
Resulting from a gradual 100 basis point decrease in the yield curve	(220)	(8)	(158)	(6)
Resulting from a gradual 200 basis point increase in the yield curve	368	14	208	8
Other significant scenarios monitored (reflects projected rate movements on October 1, 2017 and January 1, 2017, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve	(175)	(7)	(156)	(6)
Resulting from an immediate 100 basis point increase in the yield curve	320	12	209	8
Resulting from an immediate 100 basis point decrease in the yield curve	(488)	(18)	(347)	(14)
Resulting from an immediate 200 basis point increase in the yield curve	558	21	366	15
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital risk/sensitivity of other comprehensive loss  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk-weighted assets and total equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. At September 30, 2017, we had an available-for-sale securities portfolio of approximately $31,693 million with a negative mark-to-market adjustment of $230 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $308 million to a net loss of $538 million with the following results on our capital ratios:

	September 30, 2017		December 31, 2016
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk-weighted assets	15.3%	15.1%	13.7%	13.6%
Total equity to total assets	10.6	10.5	10.1	10.0

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

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
Daily VaR (trading portfolios), 99 percent 1 day (in millions):
The following table summarizes our trading VaR for the nine months ended September 30, 2017:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At September 30, 2017	$2	$6	$1	$(2)	$7

Nine Months Ended September 30, 2017
Average	2	6	1	(3)	6
Maximum	4	9	1		9
Minimum	—	4	1		4

At December 31, 2016	$1	$6	$1	$(3)	$5

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

Back-testing In the nine months ended September 30, 2017, we experienced two back-testing exceptions. The first exception, a loss exception, occurred in May and was driven by political turmoil in Brazil, which sparked an increase in Brazilian interest rates that exceeded levels within our historical time series. The second exception, a profit exception, occurred in June and was due to a large gain in Precious Metals as borrowing rates for Palladium metals increased due to a liquidity squeeze in the market and experienced a move that exceeded levels within our historical time series.

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
The following table summarizes our non-trading VaR for the nine months ended September 30, 2017:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At September 30, 2017	$42	$18	$(6)	$54

Nine Months Ended September 30, 2017
Average	52	22	(13)	61
Maximum	79	31		74
Minimum	38	17		48

At December 31, 2016	$75	$27	$(32)	$70

(1)	Refer to the Trading VaR table above for additional information.
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
Security Risk Management As discussed above, during the second quarter of 2017, activities related to financial crime and fraud risk management are no longer performed by the Security and Fraud Risk Management function, but are now performed by the Financial Crime Risk function. Additionally, the Security and Fraud Risk Management function was renamed "Security Risk Management" to reflect this reorganization. During the third quarter of 2017, Security Risk Management was expanded to include Insider Risk which focuses holistically around managing, monitoring and controlling the risks related to all insiders, including employees, contractors, and third parties. There have been no other material changes to our approach to security risk management since December 31, 2016.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis, which resulted in increases to interest income on securities of nil during both the three and nine months ended September 30, 2017, respectively, and increases to interest income on securities of less than a million and $1 million during the three and nine months ended September 30, 2016, respectively. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and nine months ended September 30, 2017 included fees of $15 million and $61 million, respectively, compared with fees of $24 million and $57 million during the three and nine months ended September 30, 2016, respectively.

Three Months Ended September 30,	2017			2016
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$44,300	$148	1.33%	$35,633	$46.51%
Federal funds sold and securities purchased under resale agreements	5,410	55	4.03	13,829	54	1.55
Trading securities	9,943	47	1.88	11,276	52	1.83
Securities	45,474	231	2.02	52,627	234	1.77
Loans:
Commercial	48,565	371	3.03	60,063	383	2.54
Consumer:
Residential mortgages	17,235	143	3.29	18,080	148	3.26
Home equity mortgages	1,257	13	4.10	1,484	13	3.49
Credit cards	652	18	10.95	669	17	10.11
Other consumer	465	7	5.97	467	7	5.96
Total consumer	19,609	181	3.66	20,700	185	3.56
Total loans	68,174	552	3.21	80,763	568	2.80
Other	3,129	14	1.78	2,072	12	2.30
Total interest earning assets	$176,430	$1,047	2.35%	$196,200	$966	1.96%
Allowance for credit losses	(841)			(1,062)
Cash and due from banks	1,088			922
Other assets	22,647			15,201
Total assets	$199,324			$211,261
Liabilities and Equity
Domestic deposits:
Savings deposits	$48,829	$66.54%		$50,976	$32.25%
Time deposits	22,412	95	1.68	26,338	72	1.09
Other interest bearing deposits	10,912	14.51		9,468	2.08
Foreign deposits:
Foreign banks deposits	5,195	8.61		8,846	12.54
Other interest bearing deposits	2,807	5.71		4,367	4.36
Deposits held for sale	237	—	.58	—	—	—
Total interest bearing deposits	90,392	188.83		99,995	122.49
Short-term borrowings	13,904	39	1.11	8,793	22	1.00
Long-term debt	37,361	256	2.72	37,359	213	2.27
Total interest bearing deposits and debt	141,657	483	1.35	146,147	357.97
Tax liabilities and other	1,266	4	1.25	843	5	2.36
Total interest bearing liabilities	$142,923	$487	1.35%	$146,990	$362.98%
Net interest income/Interest rate spread		$560	1.00%		$604.98%
Noninterest bearing deposits	28,002			32,052
Other liabilities	7,393			11,166
Total equity	21,006			21,053
Total liabilities and equity	$199,324			$211,261
Net interest margin on average earning assets			1.26%			1.22%
Net interest income to average total assets			1.11%			1.13%

HSBC USA Inc.

Nine Months Ended September 30,	2017			2016
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$42,646	$352	1.10%	$33,995	$128.50%
Federal funds sold and securities purchased under resale agreements	7,214	163	3.02	11,613	140	1.61
Trading securities	10,207	163	2.14	11,313	197	2.33
Securities	48,310	715	1.98	52,314	722	1.84
Loans:
Commercial	51,103	1,125	2.94	62,650	1,148	2.45
Consumer:
Residential mortgages	17,465	438	3.35	17,983	447	3.32
Home equity mortgages	1,316	38	3.86	1,530	40	3.49
Credit cards	651	52	10.68	667	53	10.61
Other consumer	459	20	5.83	482	21	5.82
Total consumer	19,891	548	3.68	20,662	561	3.63
Total loans	70,994	1,673	3.15	83,312	1,709	2.74
Other	2,953	38	1.72	2,329	31	1.78
Total interest earning assets	$182,324	$3,104	2.28%	$194,876	$2,927	2.01%
Allowance for credit losses	(920)			(1,001)
Cash and due from banks	1,104			973
Other assets	18,866			13,091
Total assets	$201,374			$207,939
Liabilities and Equity
Domestic deposits:
Savings deposits	$49,501	$170.46%		$50,622	$93.25%
Time deposits	22,818	257	1.51	26,528	201	1.01
Other interest bearing deposits	11,414	30.35		6,314	6.13
Foreign deposits:
Foreign banks deposits	6,674	33.66		8,871	32.48
Other interest bearing deposits	3,696	17.61		4,500	12.36
Deposits held for sale	80	—	.58	—	—	—
Total interest bearing deposits	94,183	507.72		96,835	344.47
Short-term borrowings	10,380	94	1.21	11,517	61.71
Long-term debt	37,730	749	2.65	35,103	613	2.33
Total interest bearing deposits and debt	142,293	1,350	1.27	143,455	1,018.95
Tax liabilities and other	1,068	15	1.88	814	12	1.97
Total interest bearing liabilities	$143,361	$1,365	1.27%	$144,269	$1,030.95%
Net interest income/Interest rate spread		$1,739	1.01%		$1,897	1.06%
Noninterest bearing deposits	29,998			31,742
Other liabilities	7,266			10,897
Total equity	20,749			21,031
Total liabilities and equity	$201,374			$207,939
Net interest margin on average earning assets			1.28%			1.30%
Net interest income to average total assets			1.15%			1.22%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HSBC USA Inc.

PART II
Item 1. Legal Proceedings

See Note 19, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

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
At September 30, 2017, the HSBC Group had five loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles.
There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2017 relating to the loans in repayment. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
Additionally, the HSBC Group processed one payment related to the aforementioned loans for the benefit of the Japanese export credit agency. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2017 relating to that payment.
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
There was no measurable gross revenue in the third quarter of 2017 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the third quarter of 2017 and approximately 19 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. These accounts are generally no longer restricted under U.K. law, though HSBC maintains restrictions on the accounts as a matter of policy. The HSBC Group is seeking to exit these accounts and has begun transferring the funds to the client's accounts at other financial institutions. Estimated gross revenue in the third quarter of 2017 on these accounts, which includes fees and/or commissions, was approximately $27,180.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving six employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank

HSBC USA Inc.

each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the third quarter of 2017 was approximately $990.
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
Other Activity The HSBC Group has an insurance company customer in the United Arab Emirates that made two payments for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. HSBC processed the payments to the hospital made by its customer. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2017 relating to these two payments.
The HSBC Group has a travel agent customer in Europe that made four payments to an airline owned by the Government of Iran for the purchase of airline tickets on behalf of a customer. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2017 relating to these payments.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2017. There was no measurable gross revenue or net profit to the HSBC Group and HSBC Bank USA during the third quarter of 2017 relating to these frozen accounts.

HSBC USA Inc.

Item 6. Exhibits

3(i)
Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 3 to HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed April 4, 2005, Exhibit 3.3 to HSBC USA Inc.'s Current Report on Form 8-K filed April 4, 2005, Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed October 14, 2005, Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 22, 2006 and Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed on May 31, 2016).

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Balance Sheet at September 30, 2017 and December 31, 2016, (iv) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2017 and 2016, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 30, 2017

HSBC USA INC.

By:	/s/ MARK A. ZAESKE
Mark A. Zaeske
Senior Executive Vice President and
Chief Financial Officer