Form 10-Q
period 2018-03-31
HSBC USA INC /MD/
filed 2018-05-04
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of April 27, 2018, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2018	2017
	(in millions)
Interest income:
Loans	$598	$573
Securities	253	242
Trading securities	49	58
Short-term investments	158	131
Other	16	11
Total interest income	1,074	1,015
Interest expense:
Deposits	222	150
Short-term borrowings	33	23
Long-term debt	257	242
Other	10	3
Total interest expense	522	418
Net interest income	552	597
Provision for credit losses	(71)	(77)
Net interest income after provision for credit losses	623	674
Other revenues:
Credit card fees	11	11
Trust and investment management fees	38	38
Other fees and commissions	160	162
Trading revenue	163	70
Other securities gains, net	5	5
Servicing and other fees from HSBC affiliates	99	114
Residential mortgage banking revenue (expense)	—	(2)
Gain on instruments designated at fair value and related derivatives	30	34
Other income	7	161
Total other revenues	513	593
Operating expenses:
Salaries and employee benefits	207	265
Support services from HSBC affiliates	411	384
Occupancy expense, net	43	41
Other expenses	621	129
Total operating expenses	1,282	819
Income (loss) before income tax	(146)	448
Income tax expense	92	152
Net income (loss)	$(238)	$296

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2018	2017
	(in millions)
Net income (loss)	$(238)	$296
Net change in unrealized gains (losses), net of tax:
Investment securities	(195)	107
Fair value option liabilities attributable to our own credit spread	12	(79)
Derivatives designated as cash flow hedges	2	1
Pension and post-retirement benefit plans	1	—
Total other comprehensive income (loss)	(180)	29
Comprehensive income (loss)	$(418)	$325

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2018	December 31, 2017
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,053	$1,115
Interest bearing deposits with banks	17,895	11,157
Federal funds sold and securities purchased under agreements to resell (includes $342 million and $80 million designated under fair value option at March 31, 2018 and December 31, 2017, respectively)	9,814	32,618
Trading assets	32,650	16,150
Securities available-for-sale	30,223	30,700
Securities held-to-maturity (fair value of $14.0 billion and $13.9 billion at March 31, 2018 and December 31, 2017, respectively)	14,274	13,977
Loans	67,338	72,563
Less – allowance for credit losses	599	681
Loans, net	66,739	71,882
Loans held for sale (includes $338 million and $471 million designated under fair value option at March 31, 2018 and December 31, 2017, respectively)	470	715
Properties and equipment, net	173	185
Goodwill	1,607	1,607
Other assets	7,137	7,129
Total assets	$182,035	$187,235
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$27,690	$28,153
Interest bearing (includes $7.8 billion and $7.7 billion designated under fair value option at March 31, 2018 and December 31, 2017, respectively)	83,972	84,223
Foreign deposits:
Noninterest bearing	274	322
Interest bearing	5,726	5,331
Deposits held for sale	291	673
Total deposits	117,953	118,702
Short-term borrowings (includes $1.8 billion and $2.0 billion designated under fair value option at March 31, 2018 and December 31, 2017, respectively)	5,138	4,650
Long-term debt (includes $12.7 billion and $12.9 billion designated under fair value option at March 31, 2018 and December 31, 2017, respectively)	32,008	34,966
Total debt	155,099	158,318
Trading liabilities	3,330	4,879
Interest, taxes and other liabilities	3,923	3,944
Total liabilities	162,352	167,141
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both March 31, 2018 and December 31, 2017)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both March 31, 2018 and December 31, 2017)	—	—
Additional paid-in capital	18,127	18,130
Retained earnings	989	1,130
Accumulated other comprehensive loss	(698)	(431)
Total common equity	18,418	18,829
Total equity	19,683	20,094
Total liabilities and equity	$182,035	$187,235

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at March 31, 2018 and December 31, 2017 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	March 31, 2018	December 31, 2017
	(in millions)
Assets
Other assets	$146	$154
Total assets	$146	$154
Liabilities
Long-term debt	$73	$73
Interest, taxes and other liabilities	59	59
Total liabilities	$132	$132

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31,	2018	2017
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,130	18,148
Employee benefit plans	(3)	(6)
Balance at end of period	18,127	18,142
Retained earnings
Balance at beginning of period	1,130	1,560
Reclassification from accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	(4)	—
Cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously measured at cost, net of tax	10	—
Reclassification from accumulated other comprehensive loss of cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Legislation”)	91	—
Reclassification to accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	—	(174)
Balance at beginning of period, adjusted	1,227	1,386
Net income (loss)	(238)	296
Balance at end of period	989	1,682
Accumulated other comprehensive loss
Balance at beginning of period	(431)	(618)
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	4	—
Reclassification to retained earnings of cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation	(91)	—
Reclassification from retained earnings of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	—	174
Balance at beginning of period, adjusted	(518)	(444)
Other comprehensive income (loss), net of tax	(180)	29
Balance at end of period	(698)	(415)
Total common equity	18,418	19,409
Total equity	$19,683	$20,674

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2018	2017
	(in millions)
Cash flows from operating activities
Net income (loss)	$(238)	$296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	(18)	(22)
Provision for credit losses	(71)	(77)
Net realized gains on securities available-for-sale	(5)	(5)
Net change in other assets and liabilities	(122)	436
Net change in loans held for sale:
Originations and purchases of loans held for sale	(923)	(500)
Sales and collections of loans held for sale	1,175	738
Net change in trading assets and liabilities	(18,061)	(6,857)
Lower of amortized cost or fair value adjustments on loans held for sale	(3)	(8)
Gain on instruments designated at fair value and related derivatives	(30)	(34)
Net cash used in operating activities	(18,296)	(6,033)
Cash flows from investing activities
Net change in interest bearing deposits with banks	(6,968)	2,342
Net change in federal funds sold and securities purchased under agreements to resell	22,804	(521)
Securities available-for-sale:
Purchases of securities available-for-sale	(2,161)	(3,636)
Proceeds from sales of securities available-for-sale	987	2,249
Proceeds from maturities of securities available-for-sale	948	528
Securities held-to-maturity:
Purchases of securities held-to-maturity	(900)	(1,096)
Proceeds from maturities of securities held-to-maturity	591	580
Change in loans:
Collections, net of originations	5,012	3,771
Loans sold to third parties	207	1,319
Net cash used for acquisitions of properties and equipment	—	(6)
Outflows related to the sale of a portion of our Private Banking business	(232)	—
Other, net	(11)	230
Net cash provided by investing activities	20,277	5,760
Cash flows from financing activities
Net change in deposits	(375)	11
Debt:
Net change in short-term borrowings	487	338
Issuance of long-term debt	1,517	1,691
Repayment of long-term debt	(3,899)	(1,985)
Other increases (decreases) in capital surplus	(3)	(6)
Net cash provided by (used in) financing activities	(2,273)	49
Net change in cash, due from banks and restricted cash	(292)	(224)
Cash, due from banks and restricted cash at beginning of period	4,044	4,374
Cash, due from banks and restricted cash at end of period(1)	$3,752	$4,150

(1)
The following table provides a reconciliation of the total amount of cash, cash equivalents and restricted cash disaggregated by the line items in which they appear within the consolidated balance sheet:

HSBC USA Inc.

At March 31,	2018	2017
	(in millions)
Cash and due from banks	1,053	1,037
Restricted cash included in interest bearing deposits with banks	2,699	3,113
Total cash, due from banks and restricted cash	3,752	4,150

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	10	12	Pension and Other Postretirement Benefits	41
2	Trading Assets and Liabilities	11	13	Fee Income from Contracts with Customers	42
3	Securities	12	14	Related Party Transactions	44
4	Loans	17	15	Business Segments	47
5	Allowance for Credit Losses	27	16	Retained Earnings and Regulatory Capital Requirements	49
6	Loans Held for Sale	28	17	Variable Interest Entities	50
7	Goodwill	29	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	52
8	Sale of Certain Private Banking Client Relationships	29	19	Fair Value Measurements	58
9	Derivative Financial Instruments	30	20	Litigation and Regulatory Matters	73
10	Fair Value Option	37	21	New Accounting Pronouncements	75
11	Accumulated Other Comprehensive Loss	40

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Trading assets:
U.S. Treasury	$4,643	$3,391
U.S. Government agency issued or guaranteed	117	122
U.S. Government sponsored enterprises	7	210
Asset-backed securities	240	236
Corporate and foreign bonds	8,213	6,180
Other securities	—	12
Precious metals	16,057	2,274
Derivatives, net	3,373	3,725
Total trading assets	$32,650	$16,150
Trading liabilities:
Securities sold, not yet purchased	$1,627	$1,722
Payables for precious metals	—	524
Derivatives, net	1,703	2,633
Total trading liabilities	$3,330	$4,879
At March 31, 2018 and December 31, 2017, the fair value of derivatives included in trading assets is net of $2,195 million and $3,423 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2018 and December 31, 2017, the fair value of derivatives included in trading liabilities is net of $3,611 million and $3,680 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

March 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$14,847	$147	$(407)	$14,587
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,779	1	(159)	3,621
Collateralized mortgage obligations	647	—	(38)	609
Direct agency obligations	3,262	75	(1)	3,336
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,312	1	(167)	5,146
Collateralized mortgage obligations	775	16	(28)	763
Direct agency obligations	345	22	—	367
Asset-backed securities collateralized by:
Home equity	52	—	(3)	49
Other	303	4	—	307
Foreign debt securities(1)	1,437	1	—	1,438
Total available-for-sale securities	$30,759	$267	$(803)	$30,223
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,008	$1	$(40)	$1,969
Collateralized mortgage obligations	1,221	36	(28)	1,229
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,385	3	(69)	2,319
Collateralized mortgage obligations	8,645	13	(186)	8,472
Obligations of U.S. states and political subdivisions	12	1	—	13
Asset-backed securities collateralized by residential mortgages	3	—	—	3
Total held-to-maturity securities	$14,274	$54	$(323)	$14,005

HSBC USA Inc.

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$15,340	$153	$(329)	$15,164
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,616	—	(77)	3,539
Collateralized mortgage obligations	648	—	(24)	624
Direct agency obligations	3,369	85	—	3,454
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,152	1	(87)	5,066
Collateralized mortgage obligations	792	1	(18)	775
Direct agency obligations	419	19	—	438
Asset-backed securities collateralized by:
Home equity	54	—	(3)	51
Other	506	4	—	510
Foreign debt securities(1)	902	—	—	902
Equity securities	183	—	(6)	177
Total available-for-sale securities	$30,981	$263	$(544)	$30,700
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,113	$10	$(12)	$2,111
Collateralized mortgage obligations	1,281	41	(18)	1,304
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,485	4	(13)	2,476
Collateralized mortgage obligations	8,083	18	(106)	7,995
Obligations of U.S. states and political subdivisions	12	1	—	13
Asset-backed securities collateralized by residential mortgages	3	—	—	3
Total held-to-maturity securities	$13,977	$74	$(149)	$13,902

(1)	Foreign debt securities represent public sector entity, bank or corporate debt.
Net unrealized losses were higher within the available-for-sale portfolio in the first quarter of 2018 due primarily to increasing yields on U.S. Treasury securities as well as U.S. Government sponsored and U.S. Government agency mortgage-backed securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at March 31, 2018 and December 31, 2017 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
March 31, 2018	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	8	$(13)	$834	42	$(394)	$9,375
U.S. Government sponsored enterprises	102	(33)	1,161	84	(165)	3,005
U.S. Government agency issued or guaranteed	55	(162)	4,994	24	(33)	666
Asset-backed securities	1	—	—	4	(3)	49
Foreign debt securities	9	—	627	1	—	47
Securities available-for-sale	175	$(208)	$7,616	155	$(595)	$13,142
Securities held-to-maturity:
U.S. Government sponsored enterprises	352	$(31)	$1,860	288	$(37)	$963
U.S. Government agency issued or guaranteed	162	(128)	6,087	495	(127)	3,281
Obligations of U.S. states and political subdivisions	1	—	—	1	—	—
Securities held-to-maturity	515	$(159)	$7,947	784	$(164)	$4,244

	One Year or Less			Greater Than One Year
December 31, 2017	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	3	$(3)	$463	48	$(326)	$10,285
U.S. Government sponsored enterprises	83	(7)	883	77	(94)	3,109
U.S. Government agency issued or guaranteed	52	(85)	5,161	23	(20)	573
Asset-backed securities	—	—	—	4	(3)	51
Foreign debt securities	10	—	733	1	—	44
Equity securities	—	—	—	1	(6)	177
Securities available-for-sale	148	$(95)	$7,240	154	$(449)	$14,239
Securities held-to-maturity:
U.S. Government sponsored enterprises	264	$(5)	$1,126	284	$(25)	$1,020
U.S. Government agency issued or guaranteed	116	(48)	5,973	506	(71)	2,962
Obligations of U.S. states and political subdivisions	1	—	—	2	—	—
Securities held-to-maturity	381	$(53)	$7,099	792	$(96)	$3,982
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At March 31, 2018 and December 31, 2017, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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
For all securities held in the available-for-sale or held-to-maturity portfolios for which unrealized losses attributed to factors other than credit existed, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. For a complete description of the factors considered when analyzing debt securities for impairments, see Note 4, "Securities," in our 2017 Form 10-K. There have been no material changes in our process for assessing impairment during 2018.
During the three months ended March 31, 2018 and 2017, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2018	2017
	(in millions)
Gross realized gains	$9	$5
Gross realized losses	(4)	—
Net realized gains	$5	$5

HSBC USA Inc.

Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2018 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at March 31, 2018, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2018. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$3,392	2.22%	$8,255	2.07%	$3,200	3.04%
U.S. Government sponsored enterprises	225	3.54	2,588	3.03	1,998	2.64	2,877	2.79
U.S. Government agency issued or guaranteed	50	1.87	67	2.06	18	4.00	6,297	2.64
Asset-backed securities	200	3.17	—	—	—	—	155	4.22
Foreign debt securities	551.16		886	1.40	—	—	—	—
Total amortized cost	$1,026	1.57%	$6,933	2.42%	$10,271	2.18%	$12,529	2.80%
Total fair value	$1,030		$6,965		$9,938		$12,290
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$322	2.57%	$280	2.77%	$2,627	2.86%
U.S. Government agency issued or guaranteed	—	—	20	3.86	31	3.57	10,979	2.47
Obligations of U.S. states and political subdivisions	1	4.25	5	3.61	5	4.57	1	4.41
Asset-backed securities	—	—	—	—	—	—	3	6.25
Total amortized cost	$1	4.25%	$347	2.66%	$316	2.87%	$13,610	2.55%
Total fair value	$1		$344		$313		$13,347
Equity Securities As discussed more fully in Note 21, “New Accounting Pronouncements,” beginning January 1, 2018, equity securities (except those accounted for under the equity method or those that result in consolidation) are measured at fair value with changes in fair value recognized in net income (loss).
Included in other assets at March 31, 2018 were $277 million of equity securities which were carried at fair value and $5 million of equity securities without readily determinable fair values which were carried at amortized cost less impairment adjusted for observable price changes.
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. At March 31, 2018, none of our equity securities without readily determinable fair values were determined to be impaired.
Also included in other assets were investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $201 million and $631 million, respectively, at both March 31, 2018 and December 31, 2017.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Commercial loans:
Real estate, including construction	$11,054	$10,533
Business and corporate banking	12,818	12,504
Global banking(1)	19,289	20,088
Other commercial(2)	4,578	9,910
Total commercial	47,739	53,035
Consumer loans:
Residential mortgages	17,325	17,273
Home equity mortgages	1,139	1,191
Credit cards	770	721
Other consumer	365	343
Total consumer	19,599	19,528
Total loans	$67,338	$72,563

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.

(2)
Includes loans to HSBC affiliates which totaled $1,920 million and $6,750 million at March 31, 2018 and December 31, 2017, respectively. See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination costs totaled $88 million and $81 million at March 31, 2018 and December 31, 2017, respectively. At both March 31, 2018 and December 31, 2017, we had a net unamortized premium on our loans of $8 million.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at March 31, 2018 and December 31, 2017. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At March 31, 2018	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$42	$10	$52	$11,002	$11,054
Business and corporate banking	36	2	38	12,780	12,818
Global banking	—	—	—	19,289	19,289
Other commercial	12	—	12	4,566	4,578
Total commercial	90	12	102	47,637	47,739
Consumer loans:
Residential mortgages	337	312	649	16,676	17,325
Home equity mortgages	10	34	44	1,095	1,139
Credit cards	10	8	18	752	770
Other consumer	5	5	10	355	365
Total consumer	362	359	721	18,878	19,599
Total loans	$452	$371	$823	$66,515	$67,338

	Past Due		Total Past Due 30 Days or More
At December 31, 2017	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$27	$9	$36	$10,497	$10,533
Business and corporate banking	25	5	30	12,474	12,504
Global banking	—	25	25	20,063	20,088
Other commercial	43	—	43	9,867	9,910
Total commercial	95	39	134	52,901	53,035
Consumer loans:
Residential mortgages	369	344	713	16,560	17,273
Home equity mortgages	11	36	47	1,144	1,191
Credit cards	8	9	17	704	721
Other consumer	5	7	12	331	343
Total consumer	393	396	789	18,739	19,528
Total loans	$488	$435	$923	$71,640	$72,563

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$13	$12
Business and corporate banking	258	215
Global banking	279	385
Other commercial	—	1
Commercial nonaccrual loans held for sale	31	—
Total commercial	581	613
Consumer:
Residential mortgages(1)(2)(3)	408	414
Home equity mortgages(1)(2)	66	67
Consumer nonaccrual loans held for sale	1	1
Total consumer	475	482
Total nonaccruing loans	1,056	1,095
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	8	9
Other consumer	6	8
Total consumer	14	17
Total accruing loans contractually past due 90 days or more	15	18
Total nonperforming loans	$1,071	$1,113

(1)
At March 31, 2018 and December 31, 2017, nonaccrual consumer mortgage loans held for investment include $362 million and $360 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

Three Months Ended March 31,	2018	2017
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	14	20
Interest income that was recorded on nonaccrual loans and included in interest income during the period	9	11

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rates, which generally results in a higher reserve requirement for these loans, the loan's observable market price or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three months ended March 31, 2018 and 2017 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three months ended March 31, 2018 and 2017 and as a result of this action became classified as TDR Loans:

Three Months Ended March 31,	2018	2017
	(in millions)
Consumer loans:
Residential mortgages	$5	$6
Home equity mortgages	2	2
Credit cards	1	1
Total consumer	$8	$9
During the three months ended March 31, 2018 and 2017, there were no commercial TDR Loans which were modified and as a result of this action became classified as TDR Loans.
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three months ended March 31, 2018 and 2017 was 3.86 percent and 1.63 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	March 31, 2018		December 31, 2017
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)(2)
Commercial loans:
Business and corporate banking	$156	$205	$194	$266
Global banking	96	101	175	180
Total commercial(3)	252	306	369	446
Consumer loans:
Residential mortgages(4)	668	762	683	779
Home equity mortgages(4)	34	66	33	66
Credit cards	4	4	4	4
Total consumer	706	832	720	849
Total TDR Loans(5)	$958	$1,138	$1,089	$1,295
Allowance for credit losses for TDR Loans:(6)
Commercial loans:
Business and corporate banking	$16		$12
Global banking	—		19
Total commercial	16		31
Consumer loans:
Residential mortgages	5		7
Home equity mortgages	1		1
Credit cards	1		1
Total consumer	7		9
Total allowance for credit losses for TDR Loans	$23		$40

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $368 million and $329 million at March 31, 2018 and December 31, 2017, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $161 million and $245 million at March 31, 2018 and December 31, 2017, respectively.

(4)
At March 31, 2018 and December 31, 2017, the carrying value of consumer mortgage TDR Loans held for investment includes $644 million and $655 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	At March 31, 2018 and December 31, 2017, the carrying value of TDR Loans includes $469 million and $559 million, respectively, of loans which are classified as nonaccrual.

(6)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

Three Months Ended March 31,	2018	2017
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Real estate, including construction	$—	$31
Business and corporate banking	175	285
Global banking	136	119
Total commercial	311	435
Consumer loans:
Residential mortgages	676	715
Home equity mortgages	34	29
Credit cards	4	4
Total consumer	714	748
Total average balance of TDR Loans	$1,025	$1,183
Interest income recognized on TDR Loans:
Commercial loans:
Business and corporate banking	$4	$3
Global banking	1	—
Total commercial	5	3
Consumer loans:
Residential mortgages	7	7
Total consumer	7	7
Total interest income recognized on TDR Loans	$12	$10
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three months ended March 31, 2018 and 2017:

Three Months Ended March 31,	2018	2017
	(in millions)
Consumer loans:
Residential mortgages	$2	$3
Home equity mortgages	1	—
Total consumer	$3	$3
During the three months ended March 31, 2018 and 2017, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve for impaired commercial loans:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At March 31, 2018
Real estate, including construction	$2	$10	$12	$1	$12
Business and corporate banking	196	90	286	39	329
Global banking	188	134	322	62	391
Total commercial	$386	$234	$620	$102	$732
At December 31, 2017
Real estate, including construction	$—	$11	$11	$—	$11
Business and corporate banking	121	129	250	45	311
Global banking	262	175	437	82	520
Total commercial	$383	$315	$698	$127	$842

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $252 million and $369 million at March 31, 2018 and December 31, 2017, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

Three Months Ended March 31,	2018	2017
	(in millions)
Average balance of impaired commercial loans:
Real estate, including construction	$12	$44
Business and corporate banking	268	333
Global banking	380	607
Other commercial	—	7
Total average balance of impaired commercial loans	$660	$991
Interest income recognized on impaired commercial loans:
Business and corporate banking	$5	$4
Global banking	1	—
Total interest income recognized on impaired commercial loans	$6	$4

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At March 31, 2018
Real estate, including construction	$428	$141	$3	$572
Business and corporate banking	452	456	37	945
Global banking	409	1,210	63	1,682
Other commercial	11	—	—	11
Total commercial	$1,300	$1,807	$103	$3,210
At December 31, 2017
Real estate, including construction	$467	$117	$1	$585
Business and corporate banking	477	519	44	1,040
Global banking	452	1,612	82	2,146
Other commercial	11	—	—	11
Total commercial	$1,407	$2,248	$127	$3,782
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2018
Real estate, including construction	$11,041	$13	$—	$11,054
Business and corporate banking	12,559	258	1	12,818
Global banking	19,010	279	—	19,289
Other commercial	4,578	—	—	4,578
Total commercial	$47,188	$550	$1	$47,739
At December 31, 2017
Real estate, including construction	$10,521	$12	$—	$10,533
Business and corporate banking	12,288	215	1	12,504
Global banking	19,703	385	—	20,088
Other commercial	9,909	1	—	9,910
Total commercial	$52,421	$613	$1	$53,035

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At March 31, 2018
Real estate, including construction	$8,245	$2,809	$11,054
Business and corporate banking	5,762	7,056	12,818
Global banking	13,707	5,582	19,289
Other commercial	3,378	1,200	4,578
Total commercial	$31,092	$16,647	$47,739
At December 31, 2017
Real estate, including construction	$7,456	$3,077	$10,533
Business and corporate banking	5,752	6,752	12,504
Global banking	13,218	6,870	20,088
Other commercial	8,341	1,569	9,910
Total commercial	$34,767	$18,268	$53,035

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	March 31, 2018		December 31, 2017
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$381	2.20%	$425	2.46%
Home equity mortgages(1)(2)	37	3.25	39	3.27
Credit cards	13	1.69	12	1.66
Other consumer	9	2.13	10	2.48
Total consumer	$440	2.24%	$486	2.48%

(1)
At March 31, 2018 and December 31, 2017, consumer mortgage loan delinquency includes $318 million and $342 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $1 million and $1 million, respectively, relating to loans held for sale.

(2)	At March 31, 2018 and December 31, 2017, consumer mortgage loans and loans held for sale include $177 million and $159 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2018
Residential mortgages	$16,917	$408	$—	$17,325
Home equity mortgages	1,073	66	—	1,139
Credit cards	762	—	8	770
Other consumer	359	—	6	365
Total consumer	$19,111	$474	$14	$19,599
At December 31, 2017
Residential mortgages	$16,859	$414	$—	$17,273
Home equity mortgages	1,124	67	—	1,191
Credit cards	712	—	9	721
Other consumer	335	—	8	343
Total consumer	$19,030	$481	$17	$19,528
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At March 31, 2018 and December 31, 2017, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,383 million and $3,424 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three months ended March 31, 2018 and 2017:

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Three Months Ended March 31, 2018
Allowance for credit losses – beginning of period	$82	$244	$264	$18	$25	$11	$32	$5	$681
Provision charged (credited) to income	10	(34)	(49)	1	(10)	(1)	12	—	(71)
Charge-offs	—	(25)	(5)	—	—	(2)	(8)	(1)	(41)
Recoveries	—	22	1	—	3	2	2	—	30
Net (charge-offs) recoveries	—	(3)	(4)	—	3	—	(6)	(1)	(11)
Allowance for credit losses – end of period	$92	$207	$211	$19	$18	$10	$38	$4	$599
Ending balance: collectively evaluated for impairment	$91	$168	$149	$19	$13	$9	$37	$4	$490
Ending balance: individually evaluated for impairment	1	39	62	—	5	1	1	—	109
Total allowance for credit losses	$92	$207	$211	$19	$18	$10	$38	$4	$599

Loans:
Collectively evaluated for impairment(1)	$11,042	$12,532	$18,967	$4,578	$16,375	$1,071	$766	$365	$65,696
Individually evaluated for impairment(2)	12	286	322	—	55	3	4	—	682
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	895	65	—	—	960
Total loans	$11,054	$12,818	$19,289	$4,578	$17,325	$1,139	$770	$365	$67,338

Three Months Ended March 31, 2017
Allowance for credit losses – beginning of period	$92	$317	$508	$13	$26	$20	$34	$7	$1,017
Provision charged (credited) to income	1	(42)	(39)	2	—	(2)	3	—	(77)
Charge-offs	(1)	(21)	—	—	(3)	(2)	(8)	(1)	(36)
Recoveries	—	12	1	—	1	1	2	—	17
Net (charge-offs) recoveries	(1)	(9)	1	—	(2)	(1)	(6)	(1)	(19)
Allowance for credit losses – end of period	$92	$266	$470	$15	$24	$17	$31	$6	$921
Ending balance: collectively evaluated for impairment	$86	$230	$247	$14	$16	$16	$30	$6	$645
Ending balance: individually evaluated for impairment	6	36	223	1	8	1	1	—	276
Total allowance for credit losses	$92	$266	$470	$15	$24	$17	$31	$6	$921

Loans:
Collectively evaluated for impairment(1)	$10,758	$12,828	$21,974	$3,508	$16,181	$1,271	$642	$383	$67,545
Individually evaluated for impairment(2)	44	324	553	7	57	4	4	—	993
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	981	69	—	—	1,050
Total loans	$10,802	$13,152	$22,527	$3,515	$17,219	$1,344	$646	$383	$69,588

(1)
Other commercial includes loans to HSBC affiliates totaling $1,920 million and $939 million at March 31, 2018 and 2017, respectively, for which we do not carry an associated allowance for credit losses.

(2)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted

HSBC USA Inc.

cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $644 million and $681 million at March 31, 2018 and 2017, respectively.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Commercial loans:
Real estate, including construction	$31	$115
Business and corporate banking	15	—
Global banking	360	533
Total commercial	406	648
Consumer loans:
Residential mortgages	6	6
Other consumer	58	61
Total consumer	64	67
Total loans held for sale	$470	$715
Commercial Loans Commercial loans held for sale primarily consists of certain loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. During the first quarter of 2018, we elected to apply fair value option accounting to syndicated loans in commercial real estate which are originated with the intent to sell. The fair value of commercial loans designated under the fair value option totaled $338 million and $471 million at March 31, 2018 and December 31, 2017, respectively. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $68 million and $62 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, we reversed $3 million of the lower of amortized cost or fair value adjustment previously recorded on commercial loans held for sale as a component of other income in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing compared with recording $1 million of lower of amortized cost or fair value adjustment associated with the write-down of commercial loans held for sale during the three months ended March 31, 2017.
Consumer Loans Prior to 2018 applications, we sold agency eligible residential mortgage loan originations on a servicing released basis directly to PHH Mortgage Corporation ("PHH Mortgage"). Beginning with 2018 applications, PHH Mortgage is no longer obligated to purchase these loans from us directly upon origination and instead we now market these loans for sale to other third parties. Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking revenue (expense) in the accompanying consolidated statement of income (loss). Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $2 million at both March 31, 2018 and December 31, 2017 which were previously acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
In addition to the residential mortgages discussed above, during 2017, we competed the sale of the portfolio of residential mortgage loans that we previously purchased from HSBC Finance and transferred to held for sale during 2016 to third parties. The portion of these residential mortgage loans sold during the three months ended March 31, 2017 had an unpaid principal balance of $471 million (aggregate carrying value of $445 million) at the time of sale and we recognized a gain on sale of approximately $43 million, including transaction costs. During the three months ended March 31, 2017, we recorded $1 million of additional lower of amortized cost or fair value adjustment on this portfolio of loans as a component of other income in the consolidated statement of income (loss) as a result of a reduction in the estimated pricing on specific pools of loans.
In March 2017, we also completed the sale of certain residential mortgage loans which previously had been written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies and were transferred to held for sale during 2016 to a third party. These residential mortgage loans had an unpaid principal balance of $364 million (aggregate carrying value of $276 million) at the time of sale and we recognized a loss on sale of approximately $2 million, largely reflecting transaction costs. During the first quarter of 2017, we reversed $5 million

HSBC USA Inc.

of the lower of amortized cost or fair value adjustment previously recorded on these loans as a component of other income in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing.
Other consumer loans held for sale reflects student loans which we no longer originate.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. As discussed above, prior to 2018 applications, PHH Mortgage was obligated to purchase agency eligible loans from us directly upon origination and, as such, we retained none of the risk of market changes in mortgage rates for these loans purchased by PHH Mortgage. Beginning with 2018 applications, we now market these loans for sale to other third parties. As a result, in 2018, we have reinstated an economic hedging program to offset changes in the fair value of these mortgage loans held for sale attributable to changes in market interest rates, partially mitigating the interest rate risk for these mortgage loans held for sale. Revenue associated with this economic hedging program, which is included in residential mortgage banking revenue (expense) in the consolidated statement of income (loss), was less than $1 million during the three months ended March 31, 2018.
Valuation Allowances Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $4 million and $5 million at March 31, 2018 and December 31, 2017, respectively. The valuation allowance on commercial loans held for sale was $5 million and $10 million at March 31, 2018 and December 31, 2017, respectively.

7. Goodwill

Goodwill was $1,607 million at both March 31, 2018 and December 31, 2017. Goodwill for these periods reflects accumulated impairment losses of $670 million, which were recognized in prior periods. During the first quarter of 2018, there were no events or changes in circumstances to indicate that it is more likely than not the fair values of any of our reporting units have reduced below their respective carrying amounts.

8. Sale of Certain Private Banking Client Relationships

In August 2017, our Private Banking business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS Wealth Management Americas (“UBS”). Under the terms of the agreement, we facilitate the referral of these client relationships to UBS, including the transfer of their client assets as well as the transfer of the relationship managers and client service employees that support these clients. At the time the agreement was signed, total client assets associated with these relationships consisted of approximately $3.5 billion in client investments (which were not reported on our balance sheet) and $1.7 billion in client deposits (which were reported on our balance sheet). Loans associated with these client relationships were not included in the agreement. UBS will pay us a fee of 0.5 percent of the aggregate client assets transferred during the first two years after the agreement was signed. Therefore, the consideration we expect to receive is contingent upon the clients’ decisions to transfer their accounts to UBS, the timing and amounts of client assets transferred and the acceptance of the client assets by UBS. As a result of entering into the agreement, we recorded the contingent consideration expected to be received of $15 million as a receivable at estimated fair value within other assets and recognized a pre-tax gain on sale, net of allocated goodwill and transaction costs, of $8 million in other income during the third quarter of 2017. The fair value of the contingent consideration was estimated using a discounted cash flow methodology and changes in fair value in future periods will be recognized in other income.
Through March 31, 2018, we have completed the transfers of approximately $1.1 billion of client investments and $0.6 billion of client deposits to UBS. We have estimated the amount of remaining client deposits that we expect will be transferred to UBS, which was approximately $0.3 billion at March 31, 2018 compared with $0.7 billion at December 31, 2017, and have classified them as held for sale in our consolidated balance sheet. No lower of cost or fair value adjustment was required as a result of the transfer of deposits to held for sale. An additional $0.2 billion of deposits at March 31, 2018 could be transferred in the event all remaining client deposits associated with these client relationships were to be transferred.

HSBC USA Inc.

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
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting as well as collateral, and therefore are not representative of our exposure. The table below also presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet, as well as cash and securities collateral posted and received under enforceable master netting agreements that do not meet the criteria for netting. Derivative assets and liabilities which are not subject to an enforceable master netting agreement, or are subject to a netting agreement where an appropriate legal opinion to determine such agreements are enforceable has not been either sought or obtained, have not been netted in the table below. Where we have received or posted collateral under netting agreements where an appropriate legal opinion to determine such agreements are enforceable has not been either sought or obtained, the related collateral also has not been netted in the table below.

HSBC USA Inc.

	March 31, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$44	$53	$84	$390
Bilateral OTC(2)	—	108	—	134
Interest rate contracts	44	161	84	524
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	5	11	10	—
OTC-cleared(2)	11	16	4	86
Bilateral OTC(2)	—	12	—	22
Interest rate contracts	11	28	4	108
Total derivatives accounted for as hedges	60	200	98	632
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	5	102	6	59
OTC-cleared(2)	430	7	11,905	10,526
Bilateral OTC(2)	10,712	11,796	11,549	12,997
Interest rate contracts	11,147	11,905	23,460	23,582
Exchange-traded(2)	—	5	4	—
Bilateral OTC(2)	14,794	13,941	15,746	14,666
Foreign exchange contracts	14,794	13,946	15,750	14,666
Equity contracts - bilateral OTC(2)	2,761	2,746	2,820	2,806
Exchange-traded(2)	65	30	52	108
Bilateral OTC(2)	466	412	502	613
Precious metals contracts	531	442	554	721
OTC-cleared(2)	126	128	67	75
Bilateral OTC(2)	591	494	589	485
Credit contracts	717	622	656	560
Other non-qualifying derivatives not accounted for as hedges(1)
OTC-cleared(2)	—	—	519	60
Bilateral OTC(2)	136	255	170	164
Interest rate contracts	136	255	689	224
Foreign exchange contracts - bilateral OTC(2)	11	9	—	—
Equity contracts - bilateral OTC(2)	983	348	1,264	145
Precious metals contracts - bilateral OTC(2)	—	—	—	1
Credit contracts - bilateral OTC(2)	3	13	—	24
Other contracts - bilateral OTC(2)(4)	6	50	6	52
Total derivatives	31,149	30,536	45,297	43,413
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	24,799	24,799	36,394	36,394
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	2,802	3,618	4,480	3,823
Net amounts of derivative assets / liabilities presented in the balance sheet	3,548	2,119	4,423	3,196
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	761	256	742	370
Net amounts of derivative assets / liabilities	$2,787	$1,863	$3,681	$2,826

(1)
Derivative assets / liabilities related to cash flow hedges, fair value hedges and derivative instruments held for purposes other than for trading are recorded in other assets / interest, taxes and other liabilities on the consolidated balance sheet.

(2)
Over-the-counter (OTC) derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements. OTC-cleared derivatives are executed bilaterally in the OTC market but then novated to a central clearing counterparty, whereby the central clearing counterparty becomes the counterparty to each of the original counterparties. Exchange traded derivatives are executed directly on an organized exchange. Credit risk is minimized for OTC-cleared derivatives and exchange traded derivatives through daily margining requirements. During the first quarter of 2018, a central clearing counterparty amended its rules for OTC-cleared interest rate derivatives to legally re-characterize daily variation margin

HSBC USA Inc.

payments to be settlement payments as opposed to cash collateral posted. The impact of reflecting the rule change for this central clearing counterparty as of December 31, 2017 would have been a reduction in gross derivative assets and liabilities of approximately $11.5 billion and $10.3 billion, respectively, with corresponding decreases in the related counterparty and cash collateral netting.

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

(7)
Netting is performed at a counterparty level in cases where enforceable master netting agreements are in place, regardless of the type of derivative instrument. Therefore, we have not allocated netting to the different types of derivative instruments shown in the table above.

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
We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $192 million and $132 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, we amortized $1 million and $2 million, respectively, of basis adjustments related to terminated and/or re-designated fair value hedges of our debt. The total accumulated unamortized basis adjustments related to terminated and/or re-designated fair value hedges amounted to increases in the carrying amount of our debt of $6 million and $7 million at March 31, 2018 and December 31, 2017, respectively.
We recorded basis adjustments for active fair value hedges of AFS securities which decreased the carrying amount of the securities by $25 million at March 31, 2018 and increased the carrying amount of the securities by $279 million at December 31, 2017.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their locations on the consolidated statement of income (loss):

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Net Interest Income	Other Income	Net Interest Income	Other Income	Other Income
	(in millions)
Three Months Ended March 31, 2018
Interest rate contracts / AFS Securities	$(23)	$362	$87	$(357)	$5
Interest rate contracts / long-term debt	(6)	(60)	(57)	61	1
Total	$(29)	$302	$30	$(296)	$6

Three Months Ended March 31, 2017
Interest rate contracts / AFS Securities	$(31)	$86	$89	$(83)	$3
Interest rate contracts / long-term debt	8	(13)	(66)	14	1
Total	$(23)	$73	$23	$(69)	$4
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
At March 31, 2018 and December 31, 2017, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 31, 2018, $4 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $3 million during the three months ended March 31, 2017. During the next twelve months, we expect to amortize $20 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the hedging instruments is recognized in interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income (loss):

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2018	2017		2018	2017		2018	2017
	(in millions)
Three Months Ended March 31,
Foreign exchange contracts	$(5)	$—	Net interest income	$—	$—	Other income	$—	$—
Interest rate contracts	3	(2)	Net interest income	(4)	(3)	Other income	—	—
Total	$(2)	$(2)		$(4)	$(3)		$—	$—

HSBC USA Inc.

Trading Derivatives and Non-Qualifying Hedging Activities  In addition to risk management, we enter into derivative instruments, including buy- and sell-protection credit derivatives, for trading and market making purposes, to repackage risks and structure trades to facilitate clients' needs for various risk taking and risk modification purposes. We may manage our risk exposure by buying or selling securities and by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we enter into buy-protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue. Credit losses arising from counterparty risk on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.
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

•
Swap agreements entered into in conjunction with the sales of certain Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A common shares ("Class A Shares"). See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for additional information.

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses on economic hedges are recognized in gain on instruments designated at fair value and related derivatives or other income while the derivative asset or liability positions are reflected as other assets or other liabilities.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2018	2017
		(in millions)
Interest rate contracts	Trading revenue	$203	$(20)
Foreign exchange contracts	Trading revenue	(100)	(57)
Equity contracts	Trading revenue	(3)	1
Precious metals contracts	Trading revenue	130	60
Credit contracts	Trading revenue	(3)	—
Total		$227	$(16)

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2018	2017
		(in millions)
Interest rate contracts	Gain on instruments designated at fair value and related derivatives	$(162)	$3
Foreign exchange contracts	Gain on instruments designated at fair value and related derivatives	(2)	9
Equity contracts	Gain on instruments designated at fair value and related derivatives	(339)	360
Credit contracts	Other income	(2)	(32)
Other contracts(1)	Other income	(2)	—
Total		$(507)	$340

(1)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others, which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at March 31, 2018 was $816 million, for which we had posted collateral of $619 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2017 was $1,063 million, for which we had posted collateral of $758 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
The following table presents the amount of additional collateral that we would be required to post (from the current collateral level) related to derivative instruments with credit-risk related contingent features if our long-term ratings were downgraded by one or two notches. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another rating agency will generally not result in additional collateral.

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$21	$22

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2018	December 31, 2017
	(in millions)
Interest rate:
Futures and forwards	$1,127,140	$735,757
Swaps	2,845,502	2,687,273
Options written	109,413	77,144
Options purchased	115,594	93,042
	4,197,649	3,593,216
Foreign exchange:
Swaps, futures and forwards	1,107,705	924,163
Options written	25,363	25,911
Options purchased	25,915	26,617
Spot	33,374	19,401
	1,192,357	996,092
Commodities, equities and precious metals:
Swaps, futures and forwards	61,360	38,709
Options written	32,250	31,631
Options purchased	44,345	43,202
	137,955	113,542
Credit derivatives	80,558	90,290
Other contracts(1)	675	644
Total	$5,609,194	$4,793,784

(1)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

HSBC USA Inc.

10. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and endorsed by the European Union ("EU"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain securities sold under repurchase agreements, certain fixed-rate long-term debt issuances and all of our hybrid instruments, including structured notes and deposits. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), changes in the fair value of fair value option assets and liabilities related to interest rate, credit and other risks as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives are reported in gain on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At March 31, 2018 and December 31, 2017, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value over (under) Unpaid Principal Balance
	(in millions)
At March 31, 2018
Commercial loans held for sale	$338	$342	$(4)
Securities purchased under resale agreements	342	342	—
Securities sold under repurchase agreements	1,833	1,832	1
Fixed rate long-term debt	2,140	1,750	390
Hybrid instruments:
Structured deposits	7,832	7,990	(158)
Structured notes	10,596	9,906	690
At December 31, 2017
Commercial loans held for sale	$471	$483	$(12)
Securities purchased under resale agreements	80	80	—
Securities sold under repurchase agreements	2,032	2,031	1
Fixed rate long-term debt	2,230	1,750	480
Hybrid instruments:
Structured deposits	7,693	7,685	8
Structured notes	10,656	9,530	1,126

HSBC USA Inc.

Components of Gain on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain on instruments designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the three months ended March 31, 2018 and 2017:

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2018
Interest rate and other components(1)	$—	$—	$(1)	$88	$442	$529
Credit risk component	4	—	—	—	—	4
Total mark-to-market on financial instruments designated at fair value	4	—	(1)	88	442	533
Mark-to-market on the related derivatives	—	—	—	(77)	(439)	(516)
Net realized gain on the related long-term debt derivatives	—	—	—	13	—	13
Gain on instruments designated at fair value and related derivatives	$4	$—	$(1)	$24	$3	$30

Three Months Ended March 31, 2017
Interest rate and other components(1)	$—	$6	$1	$19	$(363)	$(337)
Credit risk component	(1)	—	—	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	6	1	19	(363)	(338)
Mark-to-market on the related derivatives	—	—	—	(24)	381	357
Net realized gain on the related long-term debt derivatives	—	—	—	15	—	15
Gain on instruments designated at fair value and related derivatives	$(1)	$6	$1	$10	$18	$34

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

(2)	The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in common equity as a component of other comprehensive income (loss).

HSBC USA Inc.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended March 31,	2018	2017
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(250)	$(461)
Cumulative effective adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax of $2 million(1)	4	—
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	(53)	—
Balance at beginning of period, adjusted	(299)	(461)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(63) million and $64 million, respectively	(193)	106
Reclassification adjustment for gains realized in net income (loss), net of tax of $(1) million and $(2) million, respectively(2)	(4)	(3)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $1 million and $3 million, respectively(3)	2	4
Total other comprehensive income (loss) for period	(195)	107
Balance at end of period	(494)	(354)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	(19)	—
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	(4)	—
Cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax of $103 million(4)	—	174
Balance at beginning of period, adjusted	(23)	174
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $5 million and $(46) million, respectively	12	(79)
Total other comprehensive income (loss) for period	12	(79)
Balance at end of period	(11)	95
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(164)	(157)
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	(35)	—
Balance at beginning of period, adjusted	(199)	(157)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax is less then $(1) million and less than $(1) million, respectively	(1)	(1)
Reclassification adjustment for losses realized in net income (loss), net of tax of $1 million and $1 million, respectively(5)	3	2
Total other comprehensive income for period	2	1
Balance at end of period	(197)	(156)
Pension and postretirement benefit liability:
Balance at beginning of period	2	—
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	1	—
Balance at beginning of period, adjusted	3	—
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less then $1 million and less then $1 million, respectively	1	—
Total other comprehensive income for period	1	—
Balance at end of period	4	—
Total accumulated other comprehensive loss at end of period	$(698)	$(415)

(1)	See Note 21, "New Accounting Pronouncements," for additional discussion.

(2)	Amount reclassified to net income (loss) is included in other securities gains, net in our consolidated statement of income (loss).

HSBC USA Inc.

(3)
Amount amortized to net income (loss) is included in interest income in our consolidated statement of income (loss). During 2014, we transferred securities from available-for-sale to held-to-maturity. At the date of transfer, AOCI included net pretax unrealized losses of $234 million related to the transferred securities which are being amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

(4)	See Note 2, "Summary of Significant Accounting Polices and New Accounting Pronouncements," in our 2017 Form 10-K for additional discussion.

(5)	Amount reclassified to net income (loss) is included in interest income (expense) in our consolidated statement of income (loss).

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

Three Months Ended March 31,	2018	2017
	(in millions)
Interest cost on projected benefit obligation	$15	$18
Expected return on plan assets	(21)	(21)
Amortization of net actuarial loss	5	10
Administrative costs	1	1
Pension expense	$—	$8
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

Three Months Ended March 31,	2018	2017
	(in millions)
Interest cost on accumulated benefit obligation	$—	$1
Net periodic postretirement benefit cost	$—	$1

HSBC USA Inc.

13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three months ended March 31, 2018 and 2017. Following the table is a description of the various types of fee-based activities and how revenue associated with these activities is recognized.

Three Months Ended March 31,	2018	2017
	(in millions)
Credit card fees	$11	$11
Trust and investment management fees	38	38
Other fees and commissions:
Account services	65	68
Credit facilities	78	72
Custodial fees	2	5
Other fees	15	17
Total other fees and commissions	160	162
Servicing and other fees from HSBC affiliates	99	114
Insurance(1)	3	4
Total fee income from contracts with customers	311	329
Other non-fee revenues	202	264
Total other revenues(2)	$513	$593

(1)	Included as a component within other income in the consolidated statement of income (loss).

(2)	See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees Credit card fees include interchange fees earned from merchants who accept our cards in connection with the purchase of their goods and/or services. These fees are recognized when we satisfy the performance obligation by simultaneously approving a card holder's purchase at the point of sale and remitting payment to the merchant. We recognized interchange fees of $21 million and $19 million during the three months ended March 31, 2018 and 2017, respectively. Annual fees on credit cards, net of direct lending costs, are billed upfront and recognized on a straight-line basis over one year. Other credit card fees such as cash advance and over-limit fees are transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. Costs related to our credit card rewards program vary based on multiple factors including card holder activity, card holder reward redemption rates and card holder reward selections. These costs are recorded when the rewards are earned by the customer and are presented as a reduction to credit card fees. Credit card rewards program costs totaled $12 million and $9 million during the three months ended March 31, 2018 and 2017, respectively.
Trust and investment management fees Trust and investment management fees include investment management and administration fees which are typically billed as a percentage of the average value of a customer's assets during an agreed payment period or for some contracts, the value of a customer's assets at the end of an agreed payment period and therefore represent variable consideration. The fee percentage and payment period are agreed with the customer upfront. Generally, payment periods are monthly or quarterly and coincide with our reporting periods, thereby resolving the uncertainty of the variable consideration by the reporting date. For payment periods that do not coincide with our reporting periods, judgment is required to estimate the fee and determine the amount to include in an accrual. An accrual is only recorded to the extent it is highly probable that a significant reversal of revenue will not occur. In most cases, a significant reversal of revenue is not highly probable. Other trust and investment management fees are transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. From time to time, we may also receive performance fees from some funds, though these fees are typically only recognized when the performance fee 'crystallizes' and the uncertainty of the variable consideration is resolved.
Account services We provide services for various commercial and consumer customer accounts that generate fees from various activities including: accounts statements, ATM transactions, cash withdrawals, wire transfers, check cashing, debit cards and internet and phone banking. The fees for these services are established in the customer account agreement and are either billed individually at the time the service is performed or on a monthly basis for a package or bundle of services as the services are performed. The performance obligation for these services is met when the services are performed. Customer account agreements typically include a package of services with multiple performance obligations or a bundle of services making up a single performance obligation. In the case of a package of services, the pattern of transfer to the customer is usually the same for all services, and therefore the package of services is treated as a single performance obligation. In some cases, a package or bundle of services is

HSBC USA Inc.

billed upfront as an annual fee and recognized on a straight-line basis over one year as the services are performed and the performance obligation is met.
Credit facilities Credit facilities fees include fees generated from lending activities that are not included in the direct loan origination fees which are recognized in interest income as an adjustment to yield. This includes fees associated with loan commitments, revolving credit facilities, standby letters of credit, loan syndication and other transaction based fees. These fees are either billed as a fixed price or as a percentage of the approved lending limit or transaction value. The fee percentage is agreed with the customer upfront. Although the percentage based fees represent variable consideration, the uncertainty of the variable consideration is resolved by the time the revenue is recognized as the lending limit or transaction value is known on the contract or transaction date. Loan syndication fees received for managing a syndication and other transaction based fees are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. Fees associated with loan commitments, revolving credit facilities and standby letters of credit are billed upfront and recognized on a straight-line basis over the period the service is performed which is when the performance obligation is met (e.g. the commitment period). In the event a loan commitment or standby letter of credit is exercised, the remaining unamortized fee is recognized as an adjustment to yield over the loan term.
Custodial fees We earn fees from providing customers with custody services including the safekeeping of financial assets and the processing and servicing of those assets. These fees are typically recognized and billed on a monthly basis over the period the service is performed which is when the performance obligation is met, as a percentage of the value of the customer's assets held in custody (calculated daily or monthly). The fee percentage is agreed with the customer upfront.
Other fees and commissions Other fees and commissions include fees received associated with various other activities such as remittances, imports/exports, clearing and other miscellaneous services. These fees are typically transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met.
Servicing and other fees from HSBC affiliates We receive fees from other HSBC affiliates for providing them with various banking, wealth management and other miscellaneous services as well as support for certain administrative and global business activities. These fees are reported in servicing and other fees from HSBC affiliates and are typically recognized and billed on a monthly basis over the period the service is performed or for some fees that are transaction based, at the point in time the transaction occurs, which is when the performance obligation is met. See Note 14, "Related Party Transactions," for additional information regarding the various services provided and other transactions with HSBC affiliates.
Insurance We earn commissions from the sale of third party insurance policies which are typically recognized on a weekly or monthly basis, when the policy goes into effect.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively totaled $2 million and $1 million at March 31, 2018 and December 31, 2017, respectively. We expect to recognize this revenue over a remaining period of one year or less.
Other than as described above under trust and investment management fees, we do not use significant judgments in the determination of the amount and timing of fee income from contracts with customers. Additionally, costs to obtain or fulfill contracts with customers were immaterial.

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

	3/31/2018	December 31, 2017
	(in millions)
Assets:
Cash and due from banks	$279	$191
Interest bearing deposits with banks	709	473
Securities purchased under agreements to resell(1)	181	1,115
Trading assets	103	63
Loans	1,920	6,750
Other(2)	221	134
Total assets	$3,413	$8,726
Liabilities:
Deposits	$14,001	$10,521
Trading liabilities	—	737
Short-term borrowings	1,296	1,595
Long-term debt	4,842	4,841
Other(2)	465	387
Total liabilities	$20,604	$18,081

(1)	Reflects purchases of securities which other HSBC affiliates have agreed to repurchase.

(2)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

Three Months Ended March 31,	2018	2017
	(in millions)
Income/(Expense):
Interest income	$22	$24
Interest expense	(78)	(66)
Net interest expense	(56)	(42)
Trading revenue	1,158	85
Servicing and other fees from HSBC affiliates:(1)
HSBC Bank plc	41	41
HSBC Markets (USA) Inc. ("HMUS")	31	17
HSBC Finance	1	34
Other HSBC affiliates	26	22
Total servicing and other fees from HSBC affiliates	99	114
Gain (loss) on instruments designated at fair value and related derivatives	(438)	360
Support services from HSBC affiliates:(1)
HSBC Technology & Services (USA) ("HTSU")	(298)	(293)
HMUS	(31)	(29)
Other HSBC affiliates	(82)	(62)
Total support services from HSBC affiliates	(411)	(384)
Occupancy expense, net(1)	12	13
Stock based compensation expense(2)	(5)	(7)

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income for consistency in presentation across similar transactions. Separately, we also concluded that rental revenue we receive from our affiliates for rent on certain office space would be better presented as a reduction to occupancy expense as opposed to a reduction to affiliates expense. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased servicing and other fees from HSBC affiliates $32 million, increased support services from HSBC affiliates $45 million and decreased occupancy expense, net $13 million during the three months ended March 31, 2017. Reported net income (loss) for the three months ended March 31, 2017 remained unaffected.

(2)
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

During the three months ended March 31, 2018, our results were impacted by an out of period adjustment which increased servicing and other fees from HSBC affiliates by approximately $10 million in connection with costs reimbursements related to prior years.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both March 31, 2018 and December 31, 2017, long-term debt with affiliates reflected $4.9 billion of floating rate borrowings from HSBC North America. The outstanding balances include $2.0 billion of senior debt which matures in August 2021, $0.9 billion of subordinated debt which matures in May 2025 and $2.0 billion of senior debt which matures in August 2026.
We have a $150 million uncommitted line of credit with HSBC North America. There was no outstanding balance under this credit facility at either March 31, 2018 or December 31, 2017.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSBC Securities (USA) Inc. ("HSI"). In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2018 and December 31, 2017, we have the following loan balances outstanding with HSBC affiliates:

	March 31, 2018	December 31, 2017
	(in millions)
HMUS and subsidiaries	$1,806	$6,690
Other short-term affiliate lending	114	60
Total loans	$1,920	$6,750

HSBC USA Inc.

HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $7.9 billion at both March 31, 2018 and December 31, 2017 of which $1.8 billion and $6.7 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature. Included in the outstanding borrowings at December 31, 2017 was a $5.0 billion overnight loan to HSI that was repaid in early January as the wire process from HSI to settle daily activity failed.
We have extended lines of credit to various other HSBC affiliates totaling $3.5 billion which did not have any outstanding balances at either March 31, 2018 and December 31, 2017.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At March 31, 2018 and December 31, 2017, there were $114 million and $60 million, respectively, of these loans outstanding.
HSBC Finance During the first quarter of 2017, we received $28 million of loan prepayment fees from HSBC Finance associated with the payoff of their loan, which were included in servicing and other fees from HSBC affiliates.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $820.8 billion and $768.4 billion at March 31, 2018 and December 31, 2017, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $159 million and $64 million at March 31, 2018 and December 31, 2017, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
HSBC North America's technology and support services, including risk management, compliance, operations, finance, tax, legal, human resources, corporate affairs and other shared services, are centralized within HTSU. HTSU also provides certain item processing and statement processing activities to us. The fees we pay HTSU for the centralized support services and processing activities are included in support services from HSBC affiliates. We also receive fees from HTSU for providing certain administrative services to them. The fees we receive from HTSU are included in servicing and other fees from HSBC affiliates. In certain cases, for facilities used by HTSU, we may guarantee their performance under the lease agreements.

•
We use HSBC Global Services Limited, an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services are included in support services from HSBC affiliates.

•
We utilize HSI, a subsidiary of HMUS, for broker dealer, debt underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Fees charged by HSI for the other services are included in support services from HSBC affiliates. We also receive fees from HSI for providing certain wealth management services to them. The fees we receive from HSI are included in servicing and other fees from HSBC affiliates.

•
We receive fees from other subsidiaries of HSBC, including HSBC Bank plc, for providing them with banking and other miscellaneous services as well as support for certain administrative and global business activities. These fees are reported in servicing and other fees from HSBC affiliates.

•
Prior to 2018, we received residential mortgage loan servicing fees from HSBC Finance for services performed on their behalf and paid residential mortgage loan servicing fees to HSBC Finance for services performed on our behalf. The fees we received from HSBC Finance were reported in servicing and other fees from HSBC affiliates. During 2017, HSBC Finance completed the execution of their receivable sales program and, as a result, we are no longer servicing residential mortgage loans for HSBC Finance. Fees we paid to HSBC Finance were reported in support services from HSBC affiliates. This included fees paid for the servicing of residential mortgage loans that we previously purchased from HSBC Finance. During 2017, we sold these residential mortgage loans to third parties.

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of occupancy expense, net. Rental revenue from our affiliates totaled $13 million during both the three months ended March 31, 2018 and 2017.

HSBC USA Inc.

At both March 31, 2018 and December 31, 2017, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, in our 2017 Form 10-K "Preferred Stock," for additional details.

15. Business Segments

We have five distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M"), Private Banking ("PB") and a Corporate Center ("CC"). There have been no changes in the basis of our segmentation as compared with the presentation in our 2017 Form 10-K.
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
As discussed more fully below, during the first quarter of 2018, we adopted new accounting guidance under the Group Reporting Basis for the requirements of IFRS 9, "Financial Instruments" ("IFRS 9") and we also implemented a change in accounting policy under the Group Reporting Basis to classify structured notes and deposits as liabilities designated under the fair value option. There have been no additional changes in the measurement of segment profit as compared with the presentation in our 2017 Form 10-K.
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results are presented in Note 22, "Business Segments," in our 2017 Form 10-K. Other than the changes discussed below, there have been no other significant changes since December 31, 2017 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
Expected credit losses / loan impairment - In January 2018, we adopted new accounting guidance under the Group Reporting Basis in conjunction with HSBC’s adoption of the requirements of IFRS 9 on January 1, 2018 with the exception of the provisions relating to the presentation of gains and losses on financial instruments designated at fair value which were previously adopted in 2017.
Under IFRS 9, expected credit losses ("ECL") are recognized for a) financial assets measured at amortized cost, including loans, securities purchased under agreements to resell and certain debt securities; b) financial assets measured at fair value with changes in fair value recorded through other comprehensive income (loss), primarily debt securities; and c) certain loan commitments and financial guarantee contracts. Financial assets which have not experienced a significant increase in credit risk since initial recognition are considered to be in ‘stage 1’; financial assets which are considered to have experienced a significant increase in credit risk are in ‘stage 2’; and financial assets for which there is objective evidence of impairment so are considered to be in default or otherwise credit-impaired are in ‘stage 3’. At initial recognition and for financial assets that remain in stage 1, an allowance (or provision in the case of some loan commitments and financial guarantees) is required for ECL resulting from default events that are possible within the next 12 months ('12-month ECL'). In the event of a significant increase in credit risk, an allowance (or provision) is required for ECL resulting from all possible default events over the expected life of the financial instrument ('lifetime ECL') and financial assets are moved to stage 2 or stage 3.
The adoption of the new accounting guidance on January 1, 2018 on our customer loan portfolio resulted in an increase to our customer loan allowance for ECL of approximately $60 million with a corresponding charge to equity under the Group Reporting Basis. The impact of adoption on the allowance for other financial assets was not significant.
Structured notes and deposits - Structured notes and deposits have historically been classified as trading liabilities under the Group Reporting Basis and carried at fair value with changes in fair value recorded in earnings. Beginning January 1, 2018, HSBC concluded that a change in accounting policy and presentation from trading liabilities to liabilities designated under the fair value option for structured notes and deposits under the Group Reporting Basis would be appropriate since it would better align with the presentation of similar financial instruments by peers under IFRSs and therefore provide more relevant information about the effect of these financial liabilities on reported financial position and performance. As a result, the fair value movement on structured notes and deposits attributable to our own credit spread is now being recorded in other comprehensive income (loss) under the Group Reporting Basis, consistent with U.S. GAAP. During the first quarter of 2017, total other revenues under the Group Reporting Basis in GB&M included a loss of $49 million from the fair value movement on structured notes and deposits attributable to our own credit spread.

HSBC USA Inc.

The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	CC	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(5)	Group Reporting Basis Reclassi- fications(6)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2018
Net interest income(1)	$216	$186	$149	$47	$15	$—	$613	$8	$(69)	$552
Other operating income	93	55	197	20	83	—	448	(11)	76	513
Total operating income	309	241	346	67	98	—	1,061	(3)	7	1,065
Expected credit losses / provision for credit losses	3	(10)	(14)	(3)	3	—	(21)	(51)	1	(71)
	306	251	360	70	95	—	1,082	48	6	1,136
Operating expenses(2)	325	151	216	61	532	—	1,285	(9)	6	1,282
Profit (loss) before income tax expense	$(19)	$100	$144	$9	$(437)	$—	$(203)	$57	$—	$(146)
Balances at end of period:
Total assets	$18,533	$24,421	$85,481	$7,356	$77,074	$—	$212,865	$(30,830)	$—	$182,035
Total loans, net(3)	16,665	23,402	18,100	6,132	1,791	—	66,090	(683)	1,332	66,739
Goodwill	581	358	—	321	—	—	1,260	347	—	1,607
Total deposits(3)	34,822	23,573	33,778	7,970	3,635	—	103,778	(2,803)	16,978	117,953

Three Months Ended March 31, 2017
Net interest income(1)	$213	$180	$152	$53	$8	$—	$606	$(13)	$4	$597
Other operating income(4)	148	52	142	21	94	—	457	140	(4)	593
Total operating income	361	232	294	74	102	—	1,063	127	—	1,190
Loan impairment charges / provision for credit losses	9	(36)	(35)	2	(1)	—	(61)	(27)	11	(77)
	352	268	329	72	103	—	1,124	154	(11)	1,267
Operating expenses(2)(4)	286	139	224	61	110	—	820	10	(11)	819
Profit (loss) before income tax expense	$66	$129	$105	$11	$(7)	$—	$304	$144	$—	$448
Balances at end of period:
Total assets	$19,057	$24,175	$84,949	$7,808	$103,804	$—	$239,793	$(38,255)	$45	$201,583
Total loans, net	16,802	23,170	21,108	5,928	3,564	—	70,572	(323)	(1,582)	68,667
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	34,811	19,914	22,960	11,355	6,638	—	95,678	(4,430)	38,010	129,258

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

(3)
In addition to the changes discussed above, in conjunction with HSBC's adoption of the requirements of IFRS 9 we also adopted changes in presentation under the Group Reporting Basis related to affiliate loans and deposits as well as cash collateral posted and received. Beginning January 1, 2018, affiliate loans have been reclassified from other assets to loans, affiliate deposits have been reclassified from other liabilities to deposits, cash collateral posted has been reclassified from loans to other assets and cash collateral received has been reclassified from deposits to other liabilities. As a result of these changes, total loans, net and total deposits in the GB&M segment increased $0.2 billion and $10.8 billion, respectively, and total loans, net and total deposits in the CC segment decreased $3.0 billion and $0.9 billion, respectively, at March 31, 2018.

(4)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased both RBWM other operating income and RBWM operating expenses $11 million and also increased both GB&M other operating income and GB&M operating expenses $21 million during the three months ended March 31, 2017. See Note 14, "Related Party Transactions," for additional information.

(5)	Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis.

(6)	Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

HSBC USA Inc.

16. Retained Earnings and Regulatory Capital Requirements

Bank dividends are one of the sources of funds used for payment of shareholder dividends and other HSBC USA cash needs. Approval from the Office of the Comptroller of the Currency ("the OCC") is required if the total of all dividends HSBC Bank USA declares in any year exceeds the cumulative net income for that year, combined with the net income for the two preceding years reduced by dividends attributable to those years, or if the dividend resulted in a reduction of permanent capital. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.
HSBC Bank USA is also required to maintain reserve balances either in the form of vault cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. At March 31, 2018 and December 31, 2017, HSBC Bank USA was required to maintain $2,699 million and $2,929 million, respectively, of reserve balances with the Federal Reserve Bank which are reported within interest bearing deposits with banks on the consolidated balance sheet.
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect at March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$16,979	4.5%	(2)	13.6%	$17,428	4.5%	(2)	14.2%
HSBC Bank USA	18,843	6.5		15.4	19,294	6.5		16.7
Tier 1 capital ratio:
HSBC USA	18,244	6.0		14.6	18,696	6.0		15.3
HSBC Bank USA	21,343	8.0		17.4	21,786	8.0		18.8
Total capital ratio:
HSBC USA	21,839	10.0		17.5	22,565	10.0		18.4
HSBC Bank USA	24,996	10.0		20.4	25,522	10.0		22.1
Tier 1 leverage ratio:
HSBC USA	18,244	4.0	(2)	9.9	18,696	4.0	(2)	9.9
HSBC Bank USA	21,343	5.0		11.8	21,786	5.0		11.7
Supplementary leverage ratio ("SLR"):
HSBC USA	18,244	3.0	(3)	7.3				N/A
HSBC Bank USA	21,343	3.0	(3)	8.6				N/A
Risk-weighted assets:
HSBC USA	124,937				122,584
HSBC Bank USA	122,752				115,667
Adjusted quarterly average assets:(4)
HSBC USA	183,539				188,774
HSBC Bank USA	181,179				186,551
Total leverage exposure:(5)
HSBC USA	250,718				N/A
HSBC Bank USA	247,662				N/A

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

HSBC USA Inc.

(3)
Beginning January 1, 2018, HSBC USA and HSBC Bank USA are required to maintain the regulatory minimum SLR of 3 percent. There is no SLR component in the definition of a well-capitalized banking institution.

(4)	Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

(5)	Represents the SLR denominator which includes adjusted quarterly average assets plus certain off-balance sheet exposures.
N/A Not Applicable
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States ("the Basel III rule") which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective in 2014 with certain provisions being phased in over time through the beginning of 2019. As a result, the capital ratios in the table above are reported in accordance with the fully phased-in Basel III rule for March 31, 2018 and in accordance with the transition rules within the Basel III rule for December 31, 2017. In addition, risk-weighted assets in the table above are calculated using the general risk-based capital rules of the Basel III Standardized Approach.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at March 31, 2018 and December 31, 2017 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	March 31, 2018		December 31, 2017
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$146	$—	$154	$—
Long-term debt	—	73	—	73
Interest, taxes and other liabilities	—	59	—	59
Total	$146	$132	$154	$132
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

HSBC USA Inc.

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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at March 31, 2018 and December 31, 2017:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At March 31, 2018
Structured note vehicles	$3,020	$1,803	$7	$3,013
Limited partnership investments	1,571	420	250	420
Refinancing SPE	412	114	—	114
Total	$5,003	$2,337	$257	$3,547
At December 31, 2017
Structured note vehicles	$3,019	$1,803	$6	$3,013
Limited partnership investments	1,566	412	262	412
Refinancing SPE	412	116	—	116
Total	$4,997	$2,331	$268	$3,541
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $3,013 million at March 31, 2018 will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at March 31, 2018 and December 31, 2017. Following the table is a description of the various arrangements.

	March 31, 2018		December 31, 2017
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$234	$37,597	$303	$42,328
Financial standby letters of credit, net of participations(3)(4)	—	5,533	—	5,128
Performance standby letters of credit, net of participations(3)(4)	—	3,465	—	3,580
Total	$234	$46,595	$303	$51,036

(1)	Includes $20,469 million and $25,639 million of notional issued for the benefit of HSBC affiliates at March 31, 2018 and December 31, 2017, respectively.

(2)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

(3)	Includes $1,327 million and $1,264 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at March 31, 2018 and December 31, 2017, respectively.

(4)	For standby letters of credit, maximum loss represents losses to be recognized assuming the letters of credit have been fully drawn and the obligors have defaulted with zero recovery.
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

HSBC USA Inc.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$234	$37,597	$303	$42,328
Buy-protection credit derivative positions	(125)	42,961	(188)	47,962
Net position(1)	$109	$5,364	$115	$5,634

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a client and is a guarantee that the client will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the client fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the client is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the client's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. At March 31, 2018, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,533 million and $3,465 million, respectively. At December 31, 2017, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,128 million and $3,580 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $44 million and $48 million at March 31, 2018 and December 31, 2017, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $26 million at both March 31, 2018 and December 31, 2017.

HSBC USA Inc.

The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at March 31, 2018 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.9	$22,474	$5,856	$28,330
Structured CDS	0.2	24	—	24
Index credit derivatives	4.4	4,596	3,076	7,672
Total return swaps	2.4	1,304	267	1,571
Subtotal		28,398	9,199	37,597
Standby Letters of Credit(2)	1.2	5,633	3,365	8,998
Total		$34,031	$12,564	$46,595

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation as described in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K. Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders.
Beginning in late 2016 and into 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. The net pre-tax gains associated with these sales (which included a net pre-tax gain of approximately $146 million during the first quarter of 2017) were recorded as a component of other income in the consolidated statement of income (loss). Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $50 million and $52 million at March 31, 2018 and December 31, 2017, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income. In the third quarter of 2017, we entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. See Note 9, "Derivative Financial Instruments," for further information.

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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $2 million and $3 million at March 31, 2018 and December 31, 2017, respectively.
The following table summarizes the change in our estimated repurchase liability during the three months ended March 31, 2018 and 2017 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

Three Months Ended March 31,	2018	2017
	(in millions)
Balance at beginning of period	$10	$12
Realized losses	—	(1)
Balance at end of period	$10	$11
Our repurchase liability of $10 million at March 31, 2018 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at March 31, 2018. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in this Form 10-Q for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $4.0 billion and $4.1 billion at March 31, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Interest bearing deposits with banks	$3,106	$2,952
Trading assets(1)	2,934	3,185
Securities available-for-sale(2)	7,361	7,210
Securities held-to-maturity(2)	1,962	2,131
Loans(3)	17,023	17,404
Other assets(4)	2,524	2,253
Total	$34,910	$35,135

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,361 million and $524 million at March 31, 2018 and December 31, 2017, respectively. The fair value of trading assets that could be sold or repledged was $2,934 million and $3,185 million at March 31, 2018 and December 31, 2017, respectively.
The fair value of collateral we accepted under security resale agreements but not reported on the consolidated balance sheet was $12,749 million and $34,759 million at March 31, 2018 and December 31, 2017, respectively, discussed further below. Of this collateral, $10,649 million and $32,459 million could be sold or repledged at March 31, 2018 and December 31, 2017, respectively, of which $321 million and $1,231 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
The above discussion does not include a security-for-security lending transaction of $500 million at March 31, 2018 under which we act as lender and received securities that can be sold or repledged as collateral. We recognized the securities received as a component of other assets and the obligation to return those securities as a component of interest, taxes and other liabilities.
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

HSBC USA Inc.

The following table provides information about resale and repurchase agreements that are subject to offset at March 31, 2018 and December 31, 2017:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At March 31, 2018
Assets:
Securities purchased under resale agreements	$11,457	$1,643	$9,814	$9,811	$—	$3
Liabilities:
Securities sold under repurchase agreements	$4,435	$1,643	$2,792	$2,791	$—	$1

At December 31, 2017
Assets:
Securities purchased under resale agreements	$33,974	$1,356	$32,618	$32,616	$—	$2
Liabilities:
Securities sold under repurchase agreements	$4,721	$1,356	$3,365	$3,364	$—	$1

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at March 31, 2018 and December 31, 2017:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At March 31, 2018
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1,543	$791	$423	$449	$1,191	$4,397
Foreign debt securities	—	38	—	—	—	38
Total repurchase agreements accounted for as secured borrowings	$1,543	$829	$423	$449	$1,191	$4,435

At December 31, 2017
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1,166	$838	$888	$284	$1,464	$4,640
Foreign debt securities	—	81	—	—	—	81
Total repurchase agreements accounted for as secured borrowings	$1,166	$919	$888	$284	$1,464	$4,721

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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income (loss).

	Fair Value Measurements on a Recurring Basis
March 31, 2018	Level 1	Level 2	Level 3	Gross Balance	Netting(8)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(1)	$—	$342	$—	$342	$—	$342
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	4,643	124	—	4,767	—	4,767
Collateralized debt obligations	—	—	131	131	—	131
Asset-backed securities:
Residential mortgages	—	17	—	17	—	17
Student loans	—	92	—	92	—	92
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	6,036	374	—	6,410	—	6,410
Precious metals trading	—	16,057	—	16,057	—	16,057
Derivatives:(2)
Interest rate contracts	5	11,333	—	11,338	—	11,338
Foreign exchange contracts	—	14,809	1	14,810	—	14,810
Equity contracts	—	3,591	153	3,744	—	3,744
Precious metals contracts	65	466	—	531	—	531
Credit contracts	—	599	121	720	—	720
Other contracts(3)	—	—	6	6	—	6
Derivatives netting	—	—	—	—	(27,601)	(27,601)
Total derivatives	70	30,798	281	31,149	(27,601)	3,548
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	18,291	10,138	—	28,429	—	28,429
Asset-backed securities:
Home equity	—	49	—	49	—	49
Other	—	200	107	307	—	307
Debt securities issued by foreign entities	1,326	112	—	1,438	—	1,438
Loans(1)	—	338	—	338	—	338
Other assets:
Equity securities(5)	—	193	—	193	—	193
Equity Securities measured at net asset value(5)(6)	—	—	—	84	—	84
Other(7)	—	—	15	15	—	15
Total assets	$30,366	$58,834	$2,337	$91,621	$(27,601)	$64,020
Liabilities:
Domestic deposits(1)	$—	$6,916	$916	$7,832	$—	$7,832
Trading liabilities, excluding derivatives	1,627	—	—	1,627	—	1,627
Derivatives:(2)
Interest rate contracts	102	12,247	—	12,349	—	12,349
Foreign exchange contracts	5	13,960	1	13,966	—	13,966
Equity contracts	—	2,968	126	3,094	—	3,094
Precious metals contracts	30	412	—	442	—	442
Credit contracts	—	627	8	635	—	635
Other contracts(3)	—	—	50	50	—	50
Derivatives netting	—	—	—	—	(28,417)	(28,417)
Total derivatives	137	30,214	185	30,536	(28,417)	2,119
Short-term borrowings(1)	—	1,833	—	1,833	—	1,833
Long-term debt(1)	—	12,106	630	12,736	—	12,736
Total liabilities	$1,764	$51,069	$1,731	$54,564	$(28,417)	$26,147

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2017	Level 1	Level 2	Level 3	Gross Balance	Netting(8)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(1)	$—	$80	$—	$80	$—	$80
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3,391	332	—	3,723	—	3,723
Collateralized debt obligations	—	—	129	129	—	129
Asset-backed securities:
Residential mortgages	—	16	—	16	—	16
Student loans	—	91	—	91	—	91
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	4,167	210	—	4,377	—	4,377
Equity securities(5)	—	12	—	12	—	12
Precious metals trading	—	2,274	—	2,274	—	2,274
Derivatives:(2)
Interest rate contracts	6	24,231	—	24,237	—	24,237
Foreign exchange contracts	4	15,754	2	15,760	—	15,760
Equity contracts	—	3,911	173	4,084	—	4,084
Precious metals contracts	52	502	—	554	—	554
Credit contracts	—	536	120	656	—	656
Other contracts(3)	—	—	6	6	—	6
Derivatives netting	—	—	—	—	(40,874)	(40,874)
Total derivatives	62	44,934	301	45,297	(40,874)	4,423
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	19,056	10,004	—	29,060	—	29,060
Asset-backed securities:
Home equity	—	51	—	51	—	51
Other	—	399	111	510	—	510
Debt securities issued by foreign entities	850	52	—	902	—	902
Equity securities(5)	—	177	—	177	—	177
Loans(1)	—	471	—	471	—	471
Other assets(7)	—	—	15	15	—	15
Total assets	$27,526	$59,103	$2,359	$88,988	$(40,874)	$48,114
Liabilities:
Domestic deposits(1)	$—	$6,796	$897	$7,693	$—	$7,693
Trading liabilities, excluding derivatives	1,722	524	—	2,246	—	2,246
Derivatives:(2)
Interest rate contracts	59	24,379	—	24,438	—	24,438
Foreign exchange contracts	—	14,664	2	14,666	—	14,666
Equity contracts	—	2,859	92	2,951	—	2,951
Precious metals contracts	108	614	—	722	—	722
Credit contracts	—	578	6	584	—	584
Other contracts(3)	—	—	52	52	—	52
Derivatives netting	—	—	—	—	(40,217)	(40,217)
Total derivatives	167	43,094	152	43,413	(40,217)	3,196
Short-term borrowings(1)	—	2,032	—	2,032	—	2,032
Long-term debt(1)	—	12,245	641	12,886	—	12,886
Total liabilities	$1,889	$64,691	$1,690	$68,270	$(40,217)	$28,053

(1)
See Note 10, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread which is recorded in other comprehensive income (loss), fair value option assets and liabilities are recorded at fair value through net income (loss).

(2)
Includes trading derivative assets of $3,373 million and $3,725 million and trading derivative liabilities of $1,703 million and $2,633 million at March 31, 2018 and December 31, 2017, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 9, "Derivatives," for additional information. Excluding changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge, which is recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income (loss).

(3)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

(4)	Securities available-for-sale are recorded at fair value through other comprehensive income (loss).

HSBC USA Inc.

(5)
See Note 3, "Securities," and Note 21, "New Accounting Pronouncements," for additional information. Beginning January 1, 2018, all equity investments are being recorded together as a component of other assets.

(6)	Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

(7)	Represents contingent consideration receivable associated with the sale of a portion of our Private Banking business.

(8)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during the three months ended March 31, 2018 and 2017.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2018 and 2017. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2018	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2018	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive income (loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$129	$7	$—	$—	$—	$(5)	$—	$—	$131	$7
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Interest rate contracts	—	—	—	—	—	—	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	81	(40)	—	—	—	(14)	—	—	27	(42)
Credit contracts	114	1	—	—	—	(2)	—	—	113	(1)
Other contracts(3)	(46)	(2)	—	—	—	4	—	—	(44)	—
Other asset-backed securities available-for-sale(4)	111	(4)	—	—	—	—	—	—	107	(4)
Other assets(5)	15	—	—	—	—	—	—	—	15	—
Total assets	$2,207	$(38)	$—	$—	$—	$(17)	$—	$—	$2,152	$(40)
Liabilities:
Domestic deposits(6)	$(897)	$21	$(2)	$—	$(91)	$22	$(3)	$34	$(916)	$19
Long-term debt(6)	(641)	11	4	—	(115)	67	—	44	(630)	18
Total liabilities	$(1,538)	$32	$2	$—	$(206)	$89	$(3)	$78	$(1,546)	$37

HSBC USA Inc.

	Jan. 1, 2017	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2017	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive income (loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$184	$3	$—	$—	$—	$(3)	$—	$—	$184	$2
Corporate and other domestic debt securities	2,884	—	—	—	—	—	—	—	2,884	—
Derivatives, net:(2)
Interest rate contracts	1	(1)	—	—	—	—	—	—	—	(1)
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(2)	27	—	—	—	(4)	—	—	21	23
Credit contracts	193	(5)	—	—	—	(7)	—	—	181	(13)
Other contracts(3)	(9)	—	—	—	(17)	—	—	—	(26)	—
Other asset-backed securities available-for-sale(4)	105	2	—	—	—	—	—	—	107	2
Total assets	$3,356	$26	$—	$—	$(17)	$(14)	$—	$—	$3,351	$13
Liabilities:
Domestic deposits(6)	$(1,407)	$(5)	$5	$—	$(43)	$191	$(3)	$46	$(1,216)	$(4)
Long-term debt(6)	(499)	(26)	(5)	—	(84)	15	(2)	43	(558)	(27)
Total liabilities	$(1,906)	$(31)	$—	$—	$(127)	$206	$(5)	$89	$(1,774)	$(31)

(1)	Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income (loss).

(2)
Level 3 net derivatives included derivative assets of $281 million and derivative liabilities of $185 million at March 31, 2018 and derivative assets of $343 million and derivative liabilities of $167 million at March 31, 2017. Gains (losses) on derivatives, net are predominantly included in trading revenue in the consolidated statement of income (loss).

(3)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

(4)
Realized gains (losses) on securities available-for-sale are included in other securities gains, net in the consolidated statement of income (loss). Unrealized gains (losses) on securities available-for-sale are included in other comprehensive income (loss).

(5)
Represents contingent consideration receivable associated with the sale of a portion of our Private Banking business. Gains (losses) associated with this transaction are included in other income in the consolidated statement of income (loss).

(6)
Excluding unrealized gains (losses) on fair value option liabilities attributable to our own credit spread, which are recorded in other comprehensive income (loss), gains (losses) on fair value option liabilities are included in gain on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at March 31, 2018 and December 31, 2017:

March 31, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$131	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 6%
			Conditional default rates	4% - 6%
			Loss severity rates	50% - 55%
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	1% - 99%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	6% - 9%
Equity derivative contracts(1)	$27	Option pricing model	Equity / Equity Index volatility	7% - 36%
			Equity / Equity and Equity / Index correlation	42% - 78%
			Equity dividend yields	0% - 7%
Credit derivative contracts	113	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	113bps - 129bps
Other derivative contracts	$(44)	Discounted cash flows	Conversion rate	1.7 times
			Expected duration	2 - 4 years
Other asset-backed securities available-for-sale	$107	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$15	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(1)(2)	$(916)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 9%
			Equity / Equity Index volatility	7% - 31%
			Equity / Equity and Equity / Index correlation	42% - 52%
Long-term debt (structured notes)(1)(2)	$(630)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 9%
			Equity / Equity Index volatility	7% - 31%
			Equity / Equity and Equity / Index correlation	42% - 78%

HSBC USA Inc.

December 31, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$129	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 6%
			Conditional default rates	4% - 6%
			Loss severity rates	55% - 60%
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	41% - 100%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	6% - 9%
Equity derivative contracts(1)	$81	Option pricing model	Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	42% - 80%
			Equity dividend yields	0% - 8%
Credit derivative contracts	$114	Option pricing model and, where applicable, discounted cash flows	Issuer by issuer correlation of defaults	82% - 83%
			Credit default swap spreads	154bps - 174bps
Other derivative contracts	$(46)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	2 - 4 years
Other asset-backed securities available-for-sale	$111	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$15	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(1)(2)	$(897)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 9%
			Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	42% - 80%
Long-term debt (structured notes)(1)(2)	$(641)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 9%
			Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	42% - 80%

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
Derivatives

•
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine

HSBC USA Inc.

the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 6 percent and 9 percent while the implied volatility for equity/equity or equity/equity index is between 7 percent and 36 percent, respectively, at March 31, 2018. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 1 percent and 5 percent, respectively, at March 31, 2018.

•
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 42 percent and 78 percent at March 31, 2018.

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
Significant Transfers Into and Out of Level 3 Measurements During the three months ended March 31, 2018, we transferred $34 million of domestic deposits and $44 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three months ended March 31, 2018, we transferred $3 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three months ended March 31, 2017, we transferred $46 million of domestic deposits and $43 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally,

HSBC USA Inc.

during the three months ended March 31, 2017, we transferred $3 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at March 31, 2018 and December 31, 2017. The gains (losses) during the three months ended March 31, 2018 and 2017 are also included.

	Non-Recurring Fair Value Measurements at March 31, 2018				Total Gains (Losses) For the Three Months Ended March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$2	$2	$—
Consumer loans(2)	—	5	—	5	(1)
Commercial loans held for sale(3)	—	36	—	36	3
Impaired commercial loans(4)	—	—	280	280	55
Real estate owned(5)	—	8	—	8	1
Total assets at fair value on a non-recurring basis	$—	$49	$282	$331	$58

	Non-Recurring Fair Value Measurements at December 31, 2017				Total Gains (Losses) For the Three Months Ended March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$2	$2	$4
Consumer loans(2)	—	21	—	21	(4)
Commercial loans held for sale(3)	—	62	—	62	(1)
Impaired commercial loans(4)	—	—	289	289	64
Real estate owned(5)	—	6	—	6	2
Total assets at fair value on a non-recurring basis	$—	$89	$291	$380	$65

(1)
At March 31, 2018 and December 31, 2017, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as Level 3 fair value measurements within the fair value hierarchy as the underlying real estate properties used to determine fair value are illiquid assets as a result of market conditions. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(3)	At March 31, 2018 and December 31, 2017, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at March 31, 2018 and December 31, 2017:

At March 31, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$2	Third party appraisal valuation based on estimated loss severities, including collateral values	Loss severity rates	30% - 100%
Impaired commercial loans	280	Valuation of third party appraisal on underlying collateral	Loss severity rates	10% - 100%

At December 31, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$2	Third party appraisal valuation based on estimated loss severities, including collateral values	Loss severity rates	30% - 100%
Impaired commercial loans	289	Valuation of third party appraisal on underlying collateral	Loss severity rates	9% - 61%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these was approximately 69 percent at March 31, 2018. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 25 percent at March 31, 2018. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Valuation Techniques  Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Securities purchased and sold under resale and repurchase agreements designated under FVO - We elected to apply FVO accounting to certain securities purchased and sold under resale and repurchase agreements at fair value. The fair value of these resale and repurchase agreements is determined using market rates currently offered on comparable transactions with similar underlying collateral and maturities.
Consumer loans held for sale – Consumer loans held for sale are recorded at the lower of amortized cost or fair value. The fair value estimates of consumer loans held for sale are determined primarily using observed market prices of instruments with similar characteristics. Adjustments are made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics. Where observable market parameters are not available, fair value is determined using the discounted cash flow method using assumptions consistent with those which would be used by market participants in valuing such loans, including estimates of prepayment rates, default rates, loss severities and market rates of return. We also may hold discussions on value directly with potential investors.
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
Commercial loans held for sale designated under FVO – We elected to apply FVO accounting to certain commercial loans held for sale at fair value. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate.
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

HSBC USA Inc.

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

•
Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $34 million and $43 million at March 31, 2018 and December 31, 2017, respectively.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held at March 31, 2018:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Student loans	$92	$—	$92
BBB - B	Collateralized debt obligations	—	131	131
CCC - Unrated	Residential mortgages - Subprime	17	—	17
		$109	$131	$240
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Home equity - Alt A	$49	$—	$49
	Other	200	107	307
	Total AAA -A	$249	$107	$356

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
Real estate owned - Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying amount of the loan, the carrying amount of the loan is adjusted to the fair value. The carrying amount of the property is further reduced, if necessary, at least every 90 days to reflect observable local market data, including local area sales data.
Structured notes and deposits designated under FVO – Structured notes and deposits are hybrid instruments containing embedded derivatives and are elected to be measured at fair value in their entirety under FVO accounting principles. The valuation of hybrid instruments is predominantly driven by the derivative features embedded within the instruments and our own credit risk. The valuation of embedded derivatives may include significant unobservable inputs such as correlation of the referenced credit names or volatility of the embedded option. Cash flows of the funded notes and deposits in their entirety, including the embedded derivatives, are discounted at the relevant interest rates for the duration of the instrument adjusted for our own credit spreads. The credit spreads so applied are determined with reference to our own debt issuance rates observed in primary and secondary markets, internal funding rates, and the structured note rates in recent executions.
Long-term debt designated under FVO – We elected to apply FVO accounting to certain own debt issuances for which fair value hedge accounting otherwise would have been applied. These own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instrument. The observed market price of these instruments reflects the effect of our own credit spreads. The credit spreads applied to these instruments were derived from the spreads at the measurement date.

HSBC USA Inc.

Additional Disclosures About the Fair Value of Financial Instruments that are Not Carried at Fair Value on the Consolidated Balance Sheet The fair value estimates set forth below are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this report.
The carrying amount of certain financial instruments recorded at cost on the consolidated balance sheet is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, customer acceptance assets and liabilities, federal funds sold and purchased, certain securities purchased and sold under resale and repurchase agreements, deposits with no stated maturity (e.g. demand, savings and certain money market deposits), short-term borrowings and dividends payable.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at March 31, 2018 and December 31, 2017 and their classification within the fair value hierarchy:

March 31, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$18,964	$18,964	$1,053	$17,895	$16
Federal funds sold and securities purchased under agreements to resell	9,472	9,472	—	9,472	—
Securities held-to-maturity	14,274	14,005	—	14,005	—
Commercial loans, net of allowance for credit losses	47,210	48,946	—	—	48,946
Commercial loans held for sale	68	68	—	68	—
Consumer loans, net of allowance for credit losses	19,529	18,702	—	—	18,702
Consumer loans held for sale:
Residential mortgages	6	6	—	4	2
Other consumer	58	58	—	—	58
Financial liabilities:
Short-term financial liabilities	$3,321	$3,327	$—	$3,311	$16
Deposits:
Without fixed maturities	99,148	99,148	—	99,148	—
Fixed maturities	10,682	10,636	—	10,636	—
Deposits held for sale	291	291	—	291	—
Long-term debt	19,272	19,828	—	19,828	—

HSBC USA Inc.

December 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$12,304	$12,304	$1,115	$11,157	$32
Federal funds sold and securities purchased under agreements to resell	32,538	32,538	—	32,538	—
Securities held-to-maturity	13,977	13,902	—	13,902	—
Commercial loans, net of allowance for credit losses	52,427	54,210	—	—	54,210
Commercial loans held for sale	177	177	—	177	—
Consumer loans, net of allowance for credit losses	19,455	18,598	—	—	18,598
Consumer loans held for sale:
Residential mortgages	6	6	—	5	1
Other consumer	61	61	—	—	61
Financial liabilities:
Short-term financial liabilities	$2,650	$2,667	$—	$2,635	$32
Deposits:
Without fixed maturities	100,502	100,502	—	100,502	—
Fixed maturities	9,834	9,782	—	9,782	—
Deposits held for sale	673	673	—	673	—
Long-term debt	22,080	22,717	—	22,717	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $156 million and $158 million at March 31, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2017 Form 10-K are reported herein.
In addition to the matters described below and in our 2017 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
Due to the inherent unpredictability of legal matters, including litigation, governmental and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of such matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation, governmental and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters. During the first quarter of 2018, we recorded an expense of $494 million related to various legal matters.
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $325 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the below investigations, as well as for the investigations disclosed in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Foreign Exchange ("FX") Matters
In addition to the Consolidated Action that has been settled subject to final court approval (In re Foreign Exchange Benchmark Rates Antitrust Litigation; No. 13-CV-7789(LGS)), putative class actions making similar allegations are pending against HSBC defendants, as well as other defendants, in the United States District Court for the Southern District of New York on behalf of:  (1) ERISA plan participants (Allen v. Bank of America Corporation, et al.; No. 1:15-CV-4285); (2) retail customers (Nypl v. JPMorgan Chase, et al.; No. 1:15-CV-9300); and (3) “indirect purchasers” of FX (Contant v. Bank of America Corporation, et al.; No. 1:17-CV-03139). In the retail customer action, the court denied defendants’ motion to dismiss the second amended complaint in March 2018 but granted HSBC’s motion to dismiss based on lack of personal jurisdiction. In March 2018, the court granted defendants’ motion to dismiss the “indirect purchaser” action.
Madoff Litigation
In 2008, Bernard L. Madoff ("Madoff") was arrested and ultimately pleaded guilty to running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC ("Madoff Securities"), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, funds investors and the Madoff Securities trustee ("Trustee"), as described below) have commenced Madoff-related proceedings against numerous defendants arising out of Madoff Securities' fraud.
The SPV OSUS Ltd. v. HSBC Bank plc, et al. case is no longer stayed, and plaintiff filed an amended complaint in March 2018.

HSBC USA Inc.

Mexican Government Bond Litigation
HSBC, HSBC Bank plc, HSBC North America, HSBC Bank USA, HSI, HMUS, as well as non-US HSBC affiliates, have been named as defendants, among others, in a putative class action brought in the U.S. District Court for the Southern District of New York in March 2018 relating to the Mexican government bond (“MGB”) market (Oklahoma Firefighters Pension & Retirement System, et al. v. Banco Santander S.A., et al.). The action alleges that defendants conspired to fix MGB prices between January 2006 and April 2017 in violation of federal antitrust laws. This action is at a very early stage.
Benchmark Rate Litigation
HSBC Bank USA, HSBC, HSBC USA, HSBC Bank plc, HSBC North America, HSI and HSBC Canada have been named as defendants, among others, in a putative class action brought in the U.S. District Court for the Southern District of New York on behalf of persons who transacted in products tied to the Canadian Dealer Offered Rate (“CDOR”) between August 2007 and December 2014. The complaint, encaptioned Fire & Police Pension Association of Colorado, et al. v Bank of Montreal, et al. (Case No. 18-cv-00342), alleges that the defendant banks conspired to suppress CDOR by making artificially lower submissions and entering into collusive transactions in the swaps market, thereby fixing the prices of CDOR-based derivatives for their collective financial benefit. The defendants are accused of illegal restraint of trade in violation of the Sherman Anti-Trust Act, violation of the Racketeer Influenced Corrupt Organization Act and Commodity Exchange Act. This matter is at an early stage.
Mortgage Securitization Matters
As previously disclosed, we are engaged in active discussions with the U.S. Department of Justice ("DOJ") with a view toward potential resolution of civil claims based on the DOJ’s investigation of HSBC’s legacy residential mortgage-backed securities ("RMBS") origination and securitization activities. As discussions developed this quarter, we have recorded a provision with respect to this matter representing the portion of the HSBC North America provision that we believe to be allocable to us. There can be no assurances, however, as to how or when this matter will be resolved, or whether this matter will be resolved prior to the commencement of formal legal proceedings by the DOJ or whether the ultimate loss will exceed this provision.
Residential Funding Litigation
We have reached an agreement in principle to settle for an amount within reserves.
Mortgage Securitization Trust Litigation
Since 2014, Plaintiff-Investors in 280 RMBS trusts (the "Trusts") have sued HSBC Bank USA, as mortgage securitization trustee, in a number of cases: BlackRock et al., Royal Park Investments SA/NV ("RPI"), Phoenix Light SF Limited ("Phoenix Light"), the National Credit Union Administration Board, as Liquidating Agent ("NCUA"), Commerzbank AG, and Triaxx, IKB Bank AG ("IKB"), RMBS Recovery Holdings I, LLC, et al. (“Fir Tree”), VRS Holdings 2 LLC (“VRS”) and Reliance Standard Life Insurance Company (“Reliance”). In February 2018, the court dismissed the Fir Tree case on procedural grounds. Fir Tree has appealed the decision.
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Matters
Jeffrey Siegel, et al. v. HSBC Holdings plc, et al. Plaintiffs filed an amended complaint in March 2018, which defendants moved to dismiss in April 2018.
Timothy O’Sullivan, et al. v. Deutsche Bank AG, et al. The defendants moved to dismiss the complaint in March 2018.

HSBC USA Inc.

21. New Accounting Pronouncements

The following new accounting pronouncements were adopted effective January 1, 2018:

•
Recognition of Revenue from Contracts with Customers In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which provides a principles-based framework for revenue recognition. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The scope of the new guidance is limited to certain revenues classified as fee based income. We conducted an analysis of the impact the new ASU will have on our operations and did not identify any changes in revenue recognition. Therefore, the adoption of this guidance did not have any impact on our financial position or results of operations. See Note 13, "Fee Income from Contracts with Customers," for the new disclosure required by this standard.

•
Financial Instruments - Classification and Measurement (Excluding Financial Liabilities Measured Under the Fair Value Option) In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income (loss). Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income (loss), prospectively. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The adoption of this guidance required a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2018, resulting in an increase in retained earnings of $10 million, after tax, to reflect the impact of recording certain equity investments at fair value which were previously measured at cost, as well as a reclassification from accumulated other comprehensive loss to retained earnings of an after tax loss of $4 million related to equity investments which were previously classified as available-for-sale. The adoption of this guidance also resulted in all equity investments being recorded together as a component of other assets and, as a result, we reclassified $12 million and $177 million of equity investments which were previously classified as trading securities and available-for-sale securities, respectively, to other assets as of January 1, 2018. See Note 3, "Securities," for the new disclosure required by this standard.

•
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued an ASU that provides targeted amendments to clarify how certain cash receipts and cash payments should be classified in the statement of cash flows. Under the ASU, the portion of the cash payments attributable to accreted interest for the settlement of zero-coupon bonds should be classified as cash outflows for operating activities rather than financing activities and cash proceeds from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities rather than operating activities. While the adoption of this guidance resulted in a change in classification in the statement of cash flows, it did not have a material impact on the statement of cash flows, and it did not have any impact on our financial position or results of operations. The adoption of this guidance required prior periods to be restated and resulted in an increase in cash used in operating activities of $5 million and an increase in cash provided by financing activities of $5 million during the three months ended March 31, 2017.

•
Statement of Cash Flows - Restricted Cash In November 2016, the FASB issued an ASU that clarifies how restricted cash and restricted cash equivalents should be presented in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. While the adoption of this guidance resulted in a change in classification in the statement of cash flows to include our required reserve balance with the Federal Reserve Bank within a new line item called cash, due from banks and restricted cash, it did not have any impact on our financial position or results of operations. The adoption of this guidance on January 1, 2018 required prior periods to be restated and resulted in a decrease in cash provided by investing activities of $26 million during the three months ended March 31, 2017.

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

HSBC USA Inc.

entities in evaluating whether both an input and a substantive process are present. The adoption of this guidance did not have any impact on our financial position or results of operations.

•
Compensation - Retirement Benefits In March 2017, the FASB issued an ASU that requires only the service cost component of net periodic pension and postretirement benefit costs to be reported in salaries and employee benefits in the statement of income (loss) while the other components of net periodic pension and postretirement benefit costs are required to be reported separately from the service cost component. The adoption of this guidance did not have a material impact on our financial statement presentation.

•
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Loss  In February 2018, the FASB issued an ASU that allows reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Legislation which was signed into law on December 22, 2017. We elected to early adopt this guidance in the first quarter of 2018 and recorded a cumulative effect adjustment to the consolidated balance sheet, resulting in a reclass of approximately $91 million of tax benefits from accumulated other comprehensive loss to retained earnings as of January 1, 2018.

The following are accounting pronouncements which will be adopted in future periods:

•
Leases In February 2016, the FASB issued an ASU which requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the statement of income (loss) and statement of cash flows. The ASU does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. We have conducted a review of our existing lease contracts and service contracts which may contain embedded leases and currently expect a gross-up of our balance sheet as a result of recognizing lease liabilities and corresponding right of use assets upon adoption. The adoption of this guidance will also require a cumulative effect adjustment to the consolidated balance sheet to recognize the previously deferred gain on the sale and leaseback of our 452 Fifth Avenue property, which will result in an increase in the opening balance of retained earnings at January 1, 2017. However, the adoption of this guidance is not expected to result in material changes to the recognition of operating lease expense. While early adoption is permitted, we currently do not expect to elect early adoption.

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income (loss). The ASU requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires entities to recognize an allowance for credit losses on AFS debt securities and revises the accounting model for purchased credit impaired loans and debt securities. Additionally, existing disclosures will also be revised under the ASU. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted beginning January 1, 2019, and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We have begun our implementation efforts, leveraging our participation in support of HSBC's implementation of IFRS 9 where feasible, to identify key interpretive issues and are assessing existing credit loss forecasting models and processes against the new guidance to determine what modifications may be required. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance will result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio as well as the adoption of an allowance for debt securities. The amount of the increase to our allowance is still under review and will depend, in part, upon the composition of our loan and held-to-maturity securities portfolios at the adoption date as well as economic conditions and loss forecasts at that date. While early adoption is permitted beginning in the first quarter of 2019, we currently do not expect to elect early adoption.

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

HSBC USA Inc.

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

•	changes in laws and regulatory requirements;

•	the potential impact of any legal, regulatory and policy changes effecting financial institutions and the global economy as a result of the current Administration in the U.S.;

•	the ability to deliver on our regulatory priorities;

•	extraordinary government actions as a result of market turmoil;

•
capital and liquidity requirements under Basel guidance, the Federal Reserve Board's ("FRB") Comprehensive Capital Analysis and Review ("CCAR") program, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") stress testing ("DFAST"), including the U.S. FRB requirements for U.S. global systemically important banks ("G-SIBs") and U.S. intermediate holding companies ("IHCs") owned by non-U.S. G-SIBs to issue total loss-absorbing capacity ("TLAC") instruments;

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

•	possible negative impact of regulatory investigations and legal proceedings related to alleged foreign exchange manipulation;

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on traded asset classes, including foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	model limitations or failure;

•	the possibility of incorrect interpretations, application of or changes in tax laws to which we and our clients are subject;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K").
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
Economic Environment  The U.S. economy continued to grow during the first quarter of 2018. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 2.3 percent in the first quarter of 2018, consistent with 2017's GDP annual growth rate, while inflation in the first quarter of 2018 remained subdued. In March 2018, the FRB increased short-term interest rates by 25 basis points, and has indicated that it will increase short-term interest rates further during 2018. During the first quarter of 2018, the FRB also continued reducing its holdings of U.S. Treasury bonds and mortgage-backed securities. These actions by the FRB could cause longer term interest rates to continue to rise over time. The U.S. economy added over 500 thousand jobs during the first quarter of 2018, while the total unemployment rate remained at 4.1 percent at March 2018 as compared with December 2017.
Although the U.S. economy continued to grow, uncertainty concerning the future economic environment exists despite continued improvements in many segments of the global economy. The sustainability of the economic recovery will be determined by numerous other variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. Concerns over higher interest rates, inflation, U.S. trade policy and geopolitical events as well as the implications of those events on the markets in general further add to global uncertainty. Higher interest rates, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2018 and beyond.
Performance, Developments and Trends The following table sets forth selected financial highlights for HUSI for the three months ended March 31, 2018 and 2017 and at March 31, 2018 and December 31, 2017:

Three Months Ended March 31,	2018	2017
	(dollars are in millions)
Net income (loss)	$(238)	$296
Rate of return on average:
Total assets	(.5)%	.6%
Total risk-weighted assets	(.8)	1.0
Total common equity	(5.2)	6.2
Total equity	(4.8)	5.9
Net interest margin	1.37	1.31
Efficiency ratio	120.4	68.8
Commercial net charge-off ratio(1)	.06	.07
Consumer net charge-off ratio(1)	.08	.20

(1)	Excludes loans held for sale.

HSBC USA Inc.

	March 31, 2018	December 31, 2017
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.89%	.94%
Commercial allowance as a percent of loans(1)	1.11	1.15
Consumer allowance as a percent of loans(1)	.36	.37
Consumer two-months-and-over contractual delinquency	2.24	2.48
Loans to deposits ratios(2)	68.03	73.70
Common equity Tier 1 capital to risk-weighted assets	13.6	14.2
Tier 1 capital to risk-weighted assets	14.6	15.3
Total capital to risk-weighted assets	17.5	18.4
Tier 1 leverage ratio	9.9	9.9
Supplementary leverage ratio	7.3	7.3
Total equity to total assets	10.8	10.7

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$18,948	$12,272
Trading assets	32,650	16,150
Securities available-for-sale	30,223	30,700
Loans:
Commercial loans	47,739	53,035
Consumer loans	19,599	19,528
Total loans	67,338	72,563
Deposits	117,953	118,702

(1)	Excludes loans held for sale.

(2)
Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Net income (loss) was a loss of $238 million during the three months ended March 31, 2018 compared with income of $296 million during the three months ended March 31, 2017. Income (loss) before income tax was a loss of $146 million during the three months ended March 31, 2018 compared with income of $448 million during the three months ended March 31, 2017. The decrease in income (loss) before income tax during the three months ended March 31, 2018 largely reflects higher other expenses driven primarily by higher expense for legal matters, lower other revenues driven by the non-recurrence of a gain recorded in the prior year period on sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares") and lower net interest income.

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

Three Months Ended March 31,	2018	2017
	(in millions)
Income (loss) before income tax, as reported	$(146)	$448
Expense related to certain legal matters	491	—
Costs to achieve(1)	—	39
Gains on sales of Visa Inc. Class B common shares to a third party	—	(146)
Adjusted performance(2)	$345	$341

(1)
Reflects transformation costs incurred through 2017 to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015. See "Results of Operations" for a more detailed discussion of these costs.

(2)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of the items in the table above, our adjusted performance during the three months ended March 31, 2018 was relatively flat compared with prior year period as higher other revenues driven by higher trading revenue was largely offset by lower net interest income, higher operating expenses and a higher provision for credit losses.
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

Three Months Ended March 31,	2018	2017
	(in millions)
Profit (loss) before tax – U.S. GAAP basis	$(146)	$448
Adjustments:
Expected credit losses / loan impairment	(47)	(13)
Loans held for sale	(7)	(111)
Litigation expense	(2)	16
Property	(2)	(5)
Pension and other postretirement benefit costs	(2)	5
Structured notes and deposits	—	(49)
Low income housing tax credit investments	1	12
Other	2	1
Profit (loss) before tax – Group Reporting Basis	$(203)	$304
The significant differences between U.S. GAAP and the Group Reporting Basis impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2017 Form 10-K. Other than the changes discussed below, there

HSBC USA Inc.

have been no other significant changes since December 31, 2017 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
Expected credit losses / loan impairment - In January 2018, we adopted new accounting guidance under the Group Reporting Basis in conjunction with HSBC’s adoption of the requirements of IFRS 9, "Financial Instruments" ("IFRS 9") on January 1, 2018 with the exception of the provisions relating to the presentation of gains and losses on financial instruments designated at fair value which were previously adopted in 2017.
Under IFRS 9, expected credit losses ("ECL") are recognized for a) financial assets measured at amortized cost, including loans, securities purchased under agreements to resell and certain debt securities; b) financial assets measured at fair value with changes in fair value recorded through other comprehensive income (loss), primarily debt securities; and c) certain loan commitments and financial guarantee contracts. Financial assets which have not experienced a significant increase in credit risk since initial recognition are considered to be in ‘stage 1’; financial assets which are considered to have experienced a significant increase in credit risk are in ‘stage 2’; and financial assets for which there is objective evidence of impairment so are considered to be in default or otherwise credit-impaired are in ‘stage 3’. At initial recognition and for financial assets that remain in stage 1, an allowance (or provision in the case of some loan commitments and financial guarantees) is required for ECL resulting from default events that are possible within the next 12 months ('12-month ECL'). In the event of a significant increase in credit risk, an allowance (or provision) is required for ECL resulting from all possible default events over the expected life of the financial instrument ('lifetime ECL') and financial assets are moved to stage 2 or stage 3.
The adoption of the new accounting guidance on January 1, 2018 on our customer loan portfolio resulted in an increase to our customer loan allowance for ECL of approximately $60 million with a corresponding charge to equity under the Group Reporting Basis. The impact of adoption on the allowance for other financial assets was not significant. The amounts shown in the table above represents the difference in credit loss provision for the periods presented.
Structured notes and deposits - Structured notes and deposits have historically been classified as trading liabilities under the Group Reporting Basis and carried at fair value with changes in fair value recorded in earnings. Beginning January 1, 2018, HSBC concluded that a change in accounting policy and presentation from trading liabilities to liabilities designated under the fair value option for structured notes and deposits under the Group Reporting Basis would be appropriate since it would better align with the presentation of similar financial instruments by peers under IFRSs and therefore provide more relevant information about the effect of these financial liabilities on reported financial position and performance. As a result, the fair value movement on structured notes and deposits attributable to our own credit spread is now being recorded in other comprehensive income (loss) under the Group Reporting Basis, consistent with U.S. GAAP.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund our balance sheet, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at March 31, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	March 31, 2018	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$28,762	$(16,128)	(35.9)%
Loans, net	66,739	(5,143)	(7.2)
Loans held for sale	470	(245)	(34.3)
Trading assets	32,650	16,500	*
Securities	44,497	(180)	(.4)
All other assets	8,917	(4)	—
	$182,035	$(5,200)	(2.8)%
Period end liabilities and equity:
Total deposits	$117,953	$(749)	(.6)%
Trading liabilities	3,330	(1,549)	(31.7)
Short-term borrowings	5,138	488	10.5
Long-term debt	32,008	(2,958)	(8.5)
Interest, taxes and other liabilities	3,923	(21)	(.5)
Total equity	19,683	(411)	(2.0)
	$182,035	$(5,200)	(2.8)%

*	Not meaningful.
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2017 largely reflecting a redeployment of surplus liquidity in the short term to precious metal inventory positions which are included in trading assets and, to a lesser extent, the repayment of long-term debt that matured during the first quarter of 2018. These decreases were partially offset by the impact of a $5.0 billion overnight loan to an affiliate that was outstanding at year-end, as the wire process from the affiliate to settle daily activity failed. This loan was repaid in early January.

HSBC USA Inc.

Loans, Net  The following table summarizes our loan balances at March 31, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	March 31, 2018	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$11,054	$521	4.9%
Business and corporate banking	12,818	314	2.5
Global banking(1)	19,289	(799)	(4.0)
Other commercial(2)	4,578	(5,332)	(53.8)
Total commercial	47,739	(5,296)	(10.0)
Consumer loans:
Residential mortgages	17,325	52.3
Home equity mortgages	1,139	(52)	(4.4)
Credit cards	770	49	6.8
Other consumer	365	22	6.4
Total consumer	19,599	71.4
Total loans	67,338	(5,225)	(7.2)
Allowance for credit losses	599	(82)	(12.0)
Loans, net	$66,739	$(5,143)	(7.2)%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)	Includes loans to HSBC affiliates which totaled $1,920 million and $6,750 million at March 31, 2018 and December 31, 2017, respectively.
Commercial loans at December 31, 2017 reflected a $5.0 billion overnight loan to an affiliate outstanding at year-end that was repaid in early January as discussed above. Excluding this item, commercial loans were relatively flat compared with December 31, 2017 as paydowns, maturities and loan sales were largely offset by loan growth due to new business activity. The trend in commercial non-affiliate loans reflects decreases in the diversified financial, pharmaceutical and energy industries which were largely offset by growth in the real estate, telecommunication and consumer service industries.
Consumer loans were relatively flat compared with December 31, 2017 as an increase in residential mortgage loans which we continue to target towards our Premier and Advance customer relationships and higher credit card receivables reflecting growth in customer activity driven by new product promotions were largely offset by a continued decline in home equity mortgages due to net paydowns as our focus continues to shift towards residential mortgage loans. The increase in other consumer loans reflects a draw by a Private Banking customer on their revolving credit facility.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	March 31, 2018		December 31, 2017
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.0%	91.1%	97.6%	89.8%
80% < LTV < 90%	1.3	5.9	1.6	6.6
90% < LTV < 100%	.4	2.2	.5	2.6
LTV > 100%	.3	.8	.3	1.0
Average LTV for portfolio	50.6	51.4	51.0	52.4

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

HSBC USA Inc.

price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at December 31, 2017 and September 30, 2017, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at March 31, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	March 31, 2018	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$31	$(84)	(73.0)%
Business and corporate banking	15	15	*
Global banking	360	(173)	(32.5)
Total commercial	406	(242)	(37.3)
Consumer loans:
Residential mortgages	6	—	—%
Other consumer	58	(3)	(4.9)
Total consumer	64	(3)	(4.5)
Total loans held for sale	$470	$(245)	(34.3)%

*	Not meaningful.
Commercial loans held for sale decreased compared with December 31, 2017. Commercial loans held for sale primarily consists of certain loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. During the first quarter of 2018, we elected to apply fair value option accounting to syndicated loans in commercial real estate which are originated with the intent to sell. The fair value of commercial loans designated under the fair value option loans totaled $338 million and $471 million at March 31, 2018 and December 31, 2017, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $68 million and $62 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, we reversed $3 million of the lower of amortized cost or fair value adjustment previously recorded on commercial loans held for sale as a component of other income in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing.
Consumer loans held for sale were relatively flat compared with December 31, 2017. Prior to 2018 applications, we sold agency eligible residential mortgage loan originations on a servicing released basis directly to PHH Mortgage Corporation ("PHH Mortgage"). Beginning with 2018 applications, PHH Mortgage is no longer obligated to purchase these loans from us directly upon origination and instead we now market these loans for sale to other third parties. Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking revenue (expense) in the accompanying consolidated statement of income (loss). Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $2 million at both March 31, 2018 and December 31, 2017 which were previously acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $4 million and $5 million at March 31, 2018 and December 31, 2017, respectively. The valuation allowance on commercial loans held for sale was $5 million and $10 million at March 31, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at March 31, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	March 31, 2018	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$13,220	$3,069	30.2%
Precious metals	16,057	13,783	*
Derivatives, net(2)	3,373	(352)	(9.4)
	$32,650	$16,500	*
Trading liabilities:
Securities sold, not yet purchased	$1,627	$(95)	(5.5)%
Payables for precious metals	—	(524)	(100.0)
Derivatives, net(3)	1,703	(930)	(35.3)
	$3,330	$(1,549)	(31.7)%

*	Not meaningful.

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At March 31, 2018 and December 31, 2017, the fair value of derivatives included in trading assets has been reduced by $2,195 million and $3,423 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At March 31, 2018 and December 31, 2017, the fair value of derivatives included in trading liabilities has been reduced by $3,611 million and $3,680 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Trading securities balances increased compared with December 31, 2017 due to increases in foreign sovereign and U.S. Treasury positions. Trading securities positions are held as economic hedges of interest rate and credit derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were lower compared with December 31, 2017 due to a decrease in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2017 driven by increases in our own gold and silver inventory positions due primarily to a redeployment of surplus liquidity in the short term which is economically hedged with derivative positions to protect against changes in market pricing and, to a lesser extent, an increase in positions held as hedges for client activity. Payables for precious metals were lower reflecting a decline in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2017 mainly from market movements which resulted in lower valuations of interest rate, foreign exchange, commodity and equity derivatives, partially offset by higher valuations of credit derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were relatively flat compared with December 31, 2017 as net sales of U.S. Treasury, U.S. Government sponsored mortgage-backed and other asset-backed securities were largely offset by net purchases of U.S. Government agency mortgage-backed and foreign sovereign securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. In addition, as discussed more fully in Note 21, “New Accounting Pronouncements,” the adoption of new accounting guidance resulted in a reclassification of all equity investments to other assets as of January 1, 2018.
All Other Assets  All other assets includes, among other items, properties and equipment, net and goodwill. All other assets was flat compared with December 31, 2017 as the impacts of securities received associated with a security-for-security lending transaction and the new accounting guidance related to equity investments were offset by lower derivative balances associated with hedging activities. As it relates to the security-for-security lending transaction, we recognized the securities received as a component of other assets and the obligation to return those securities as a component of interest, taxes and other liabilities.

HSBC USA Inc.

Deposits  The following table summarizes deposit balances by major depositor categories at March 31, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	March 31, 2018	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$102,399	$(1,770)	(1.7)%
Domestic and foreign banks	12,734	1,863	17.1
U.S. government and states and political subdivisions	624	1.2
Foreign governments and official institutions	1,905	(461)	(19.5)
Deposits held for sale(1)	291	(382)	(56.8)
Total deposits	$117,953	$(749)	(.6)%
Total core deposits(2)	$98,796	$296	0.3%

(1)	Represents deposits associated with the sale of a portion of our Private Banking business. No lower of cost or fair value adjustment was required as a result of the transfer to held for sale.

(2)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Total deposits were relatively flat compared with December 31, 2017 as lower commercial, including foreign government, demand and savings deposits largely due to seasonality as clients managed their cash needs at year-end, a decline in wholesale time deposits and lower deposits in Private Banking reflecting the impact of the client referral agreement with UBS Wealth Management Americas ("UBS") were largely offset by higher deposits from affiliates. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a comprehensive banking and wealth management proposition for the internationally minded mass affluent customer with a dedicated premier relationship manager. Total Premier deposits increased to $26,165 million at March 31, 2018 as compared with $25,726 million at December 31, 2017; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2017 due to an increase in federal funds purchased, partially offset by a decrease in securities sold under repurchase agreements.
Long-Term Debt  Long-term debt decreased compared with December 31, 2017 as the impact of debt issuances were more than offset by debt retirements and fair value movements on fair value option debt. Debt issuances during the three months ended March 31, 2018 totaled $1,517 million, of which $150 million was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $1,367 million of senior structured notes during the three months ended March 31, 2018. Total long-term debt outstanding under this shelf was $18,865 million and $21,387 million at March 31, 2018 and December 31, 2017, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $150 million during the three months ended March 31, 2018. Total debt outstanding under this program was $4,266 million and $4,117 million at March 31, 2018 and December 31, 2017, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $3,100 million at both March 31, 2018 and December 31, 2017.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities was relatively flat compared with December 31, 2017 as declines in accrued interest payable, tax liabilities and outstanding settlement balances related to security purchases were largely offset by the impact of a security-for-security lending transaction as discussed above and higher reserves for legal matters.

HSBC USA Inc.

Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2018 Compared to 2017 Increase (Decrease)
Three Months Ended March 31,	2018	Volume	Rate	2017
	(dollars are in millions)
Interest income:
Short-term investments	$158	$(39)	$66	$131
Trading securities	49	8	(17)	58
Securities	253	(30)	41	242
Commercial loans	414	(46)	78	382
Consumer loans	184	(7)	—	191
Other	16	5	—	11
Total interest income	1,074	(109)	168	1,015
Interest expense:
Deposits	222	(14)	86	150
Short-term borrowings	33	—	10	23
Long-term debt	257	(30)	45	242
Tax liabilities and other	10	4	3	3
Total interest expense	522	(40)	144	418
Net interest income	$552	$(69)	$24	$597

Yield on total interest earning assets	2.66%			2.22%
Cost of total interest bearing liabilities	1.60			1.18
Interest rate spread	1.06			1.04
Benefit from net non-interest paying funds(1)	.31			.27
Net interest margin on average earning assets	1.37%			1.31%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

During the three months ended March 31, 2018, net interest income decreased as the favorable impact of higher short-term market rates and higher interest income from securities was more than offset by lower interest income from the impact of lower average loan and short-term investment balances as well as higher interest expense from retail deposits and long-term debt. Higher short-term market rates resulted in higher interest income from variable rate assets, including short-term investments and variable rate loans, partially offset by higher wholesale deposit and short-term borrowing interest expense.
Short-term investments Higher interest income during the three months ended March 31, 2018 was due to higher yields earned on these investments, partially offset by lower average balances largely reflecting a redeployment of surplus liquidity in the short term to precious metal inventory positions during the first quarter of 2018.
Trading securities Interest income was lower during the three months ended March 31, 2018 due to a shift in mix driven by a decrease in higher yielding corporate bond positions and increases in lower yielding foreign sovereign and U.S. Treasury positions which was partially offset by higher average balances overall. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our clients. As a result, interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.

HSBC USA Inc.

Securities Interest income increased during the three months ended March 31, 2018 driven by higher yields, partially offset by lower average balances. Lower average balances reflects net sales of U.S. Treasury and U.S. Government sponsored mortgage-backed securities, partially offset by net purchases of U.S. Government agency mortgage-backed and foreign sovereign securities.
Commercial loans Interest income was higher during the three months ended March 31, 2018 due to higher yields driven by rate increases on variable rate products, partially offset by lower average balances due to paydowns, maturities and loan sales exceeding new loan originations as we continued to focus efforts on improving returns.
Consumer loans Interest income decreased during the three months ended March 31, 2018 due to lower average balances driven by the impact of residential mortgage loan sales in the prior year and a continued decline in home equity mortgages due to net paydowns.
Other Higher interest income during the three months ended March 31, 2018 largely reflects higher average balances in cash collateral posted.
Deposits Interest expense increased during the three months ended March 31, 2018 due primarily to higher rates paid reflecting the impact of rate increases on wholesale deposits and promotional rates offered to our retail customers on savings accounts and certificates of deposits. This increase was partially offset by lower average interest-bearing deposit balances driven by lower deposits from affiliates and, to a lesser extent, lower deposits in Private Banking reflecting the impact of the client referral agreement with UBS.
Short-term borrowings Higher interest expense during the three months ended March 31, 2018 was due to higher rates paid on these borrowings.
Long-term debt Interest expense was higher during the three months ended March 31, 2018 due primarily to higher rates paid reflecting the impact of rate increases on variable rate borrowings and new issuances, partially offset by lower average borrowings.
Tax liabilities and other Interest expense increased during the three months ended March 31, 2018 driven by higher average borrowings in securities sold, not yet repurchased and higher rates paid on these borrowings.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$10	$1	$9	*
Business and corporate banking	(34)	(42)	8	19.0
Global banking	(49)	(39)	(10)	(25.6)
Other commercial	1	2	(1)	(50.0)
Total commercial	(72)	(78)	6	7.7
Consumer:
Residential mortgages	(10)	—	(10)	*
Home equity mortgages	(1)	(2)	1	50.0
Credit cards	12	3	9	*
Other consumer	—	—	—	—
Total consumer	1	1	—	—
Total provision for credit losses	$(71)	$(77)	$6	7.8%
Provision as a percentage of average loans	(.4)%	(.4)%

*	Not meaningful.
Our provision for credit losses increased $6 million during the three months ended March 31, 2018 driven by lower releases in the provision for credit losses in our commercial loan portfolio while the provision for credit losses in our consumer loan portfolio was flat. During the three months ended March 31, 2018, we decreased our allowance for credit losses as the provision for credit losses was lower than net charge-offs by $82 million.
While we experienced releases in the commercial provision for credit losses in both periods reflecting continued improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as we continued to focus efforts on improving returns

HSBC USA Inc.

as well as improvements in credit conditions associated with certain client relationships, the releases in the current year period were lower reflecting the impact of a higher provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio.
The provision for credit losses on residential mortgages and home equity mortgages decreased $9 million during the three months ended March 31, 2018 driven by continued improvements in economic and credit conditions, including lower dollars of delinquency on accounts less than 180 days contractually delinquent, and the continued origination of higher quality Premier mortgages.
The provision for credit losses associated with credit cards and other consumer loans increased $9 million during the three months ended March 31, 2018 due primarily to a higher provision for credit losses in credit cards reflecting growth in customer activity driven by new product promotions.
Our methodology and accounting policies related to the allowance for credit losses are presented in our 2017 Form 10-K under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements." See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(in millions)
Credit card fees	$11	$11	$—	—%
Trust and investment management fees	38	38	—	—
Other fees and commissions	160	162	(2)	(1.2)
Trading revenue	163	70	93	*
Other securities gains, net	5	5	—	—
Servicing and other fees from HSBC affiliates(1)	99	114	(15)	(13.2)
Residential mortgage banking revenue (expense)	—	(2)	2	100.0
Gain on instruments designated at fair value and related derivatives	30	34	(4)	(11.8)
Other income:
Valuation of loans held for sale	3	8	(5)	(62.5)
Insurance	3	4	(1)	(25.0)
Gains on sales of Visa Inc. Class B common shares to a third party	—	146	(146)	(100.0)
Miscellaneous income	1	3	(2)	(66.7)
Total other income	7	161	(154)	(95.7)
Total other revenues	$513	$593	$(80)	(13.5)%

*	Not meaningful.

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. As a result, we have reclassified prior period amounts in order to conform to the current year presentation. See Note 14, "Related Party Transactions," in the accompanying consolidated financial statements for additional information.

Credit card fees  Credit card fees were flat during the three months ended March 31, 2018 as higher interchange fees were offset by higher cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees were flat during the three months ended March 31, 2018.
Other fees and commissions Other fees and commissions were relatively flat during the three months ended March 31, 2018 as an increase in credit facilities fees driven by higher loan syndication fees was more than offset by declines in account service fees, custody fees and other fee based income. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(in millions)
Business Activities:
Derivatives(1)	$26	$(25)	$51	*
Foreign Exchange	58	56	2	3.6
Metals	72	34	38	*
Balance Sheet Management	8	1	7	*
Global Banking	(1)	2	(3)	*
Other trading	—	2	(2)	(100.0)
Total trading revenue	$163	$70	$93	*

*	Not meaningful.

(1)
Includes derivative contracts related to the Credit, Rates and Equities business activities within Global Markets as well as our legacy structured credit products. Derivative contracts related to the Foreign Exchange and Metals business activities within Global Markets as well as derivative products related to Balance Sheet Management, Global Banking and other trading are reported separately within those respective business activities.

Trading revenue increased during the three months ended March 31, 2018 largely driven by the improved performance of Derivatives, Metals and Balance Sheet Management.
Trading revenue from Derivatives improved during the three months ended March 31, 2018 primarily due to favorable valuation adjustments on our legacy structured credit products and favorable debit valuation adjustments associated with movements in our own credit spreads. Derivatives trading revenue does not reflect associated net interest income as certain derivatives, such as total return swaps, were economically hedged by holding the underlying interest bearing referenced assets.
Foreign Exchange trading revenue increased slightly during the three months ended March 31, 2018 due to increased client trading activity.
Metals trading revenue increased during the three months ended March 31, 2018 due to increased client trading activity reflecting improved investor demand for this asset class and the impact of a redeployment of surplus liquidity in the short term to Metals.
Trading revenue related to Balance Sheet Management activities increased the three months ended March 31, 2018 due to the improved performance of economic hedge positions used to manage interest rate risk.
Global Banking trading revenue decreased during the three months ended March 31, 2018 due primarily to a higher valuation reserve on credit default swap economic hedge positions.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three months ended March 31, 2018 and 2017, we sold $987 million and $2,249 million, respectively, of primarily U.S. Treasury and U.S. Government agency mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. Other securities gains, net were flat during the three months ended March 31, 2018 as sales associated with rebalancing the securities portfolio for risk management purposes resulted in higher gains from U.S. Treasury securities offset by lower gains from U.S. Government agency mortgage-backed securities. The gross realized gains and losses from sales of securities, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates decreased during the three months ended March 31, 2018 largely due to the non-recurrence of fees received from HSBC Finance in the prior year period, including $28 million of loan prepayment fees and fees associated with residential mortgage servicing activities performed prior to the completion of its receivable sales program. The decrease in affiliate income also reflects lower fees due to the transfer of certain operational support staff from HSBC Bank USA to HSBC Technology & Services (USA) ("HTSU") support services as discussed below. These decreases were partially offset by approximately $10 million of cost reimbursements recorded in 2018 related to costs we incurred in prior years reflecting the impact of entering into an agreement with HSBC in December 2017 under which they reimburse us for costs we have incurred associated with enhancing the HSBC Group's digital banking platform.

HSBC USA Inc.

Residential mortgage banking revenue (expense)  Residential mortgage banking revenue (expense) was relatively flat during the three months ended March 31, 2018 as slightly higher losses associated with the execution of certain Community Reinvestment Act activities were more than offset by an early termination fee received from PHH Mortgage during the first quarter of 2018.
Gain on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial liabilities for which fair value option accounting has been elected. Gain on instruments designated at fair value and related derivatives was lower during the three months ended March 31, 2018 attributable to unfavorable movements related to the economic hedging of interest rate and other risks within our structured deposits and unfavorable fair value adjustments on securities purchased under resale agreements. These decreases were partially offset by favorable movements related to the economic hedging of interest rate and other risks within our own debt and favorable fair value adjustments on loans. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income  Beginning in late 2016 and into 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. We sold a portion of these shares during the first quarter of 2017 resulting in a net pre-tax gain of approximately $146 million. Excluding this item, other income remained lower during the three months ended March 31, 2018 primarily due to the non-recurrence of a $41 million net gain recorded from the sale of certain residential mortgages in the prior year period and lower valuation gains on loans held for sale. These decreases were partially offset by lower losses associated with credit default swap protection which largely reflects the hedging of a single client exposure and higher income associated with fair value hedge ineffectiveness.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$207	$265	$(58)	(21.9)%
Support services from HSBC affiliates:(1)
Fees paid to HTSU	298	293	5	1.7
Fees paid to HMUS	31	29	2	6.9
Fees paid to other HSBC affiliates	82	62	20	32.3
Total support services from HSBC affiliates	411	384	27	7.0
Occupancy expense, net(1)	43	41	2	4.9
Other expenses:
Equipment and software	11	10	1	10.0
Marketing	28	13	15	*
Outside services	16	19	(3)	(15.8)
Professional fees	22	16	6	37.5
Off-balance sheet credit reserves	(2)	(11)	9	81.8
Federal Deposit Insurance Corporation ("FDIC") assessment fees	33	41	(8)	(19.5)
Expense related to legal matters	494	19	475	*
Miscellaneous	19	22	(3)	(13.6)
Total other expenses	621	129	492	*
Total operating expenses	$1,282	$819	$463	56.5%
Personnel - average number	4,784	5,790
Efficiency ratio	120.4%	68.8%

*	Not meaningful.

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. Separately, we also concluded that rental revenue we receive from our affiliates for rent on certain office space would be better presented as a reduction to occupancy expense as opposed to a reduction to affiliates expense. As a result, we have reclassified prior period amounts in order to conform to the current year presentation. See Note 14, "Related Party Transactions," in the accompanying consolidated financial statements for additional information.

HSBC USA Inc.

Prior to 2018, costs to achieve, which reflected transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015, were a significant component of total operating expenses. Costs to achieve primarily consisted of project cost support service charges from HTSU, lease termination and associated expenses, professional fees and severance costs. Excluding costs to achieve, total operating expenses increased $502 million during the three months ended March 31, 2018. The following table presents costs to achieve by financial statement line item:

Three Months Ended March 31,	2017
(in millions)
Salaries and employee benefits	$5
Support services from HSBC affiliates	28
Other expenses	6
Total operating expenses	$39
Salaries and employee benefits  Salaries and employee benefits decreased during the three months ended March 31, 2018 due primarily to lower salaries expense reflecting the impact of transferring certain operational support staff from HSBC Bank USA to HTSU support services in January 2018 in order to comply with certain banking reforms and, to a lesser extent, the non-recurrence of costs to achieve recorded in the prior year period as discussed above. The decrease in salaries and employees benefits also reflects the non-recurrence of expense recorded in the prior year period related to staff performing residential mortgage serving activities on behalf of HSBC Finance prior to the completion of its receivable sales program, lower pension expense driven primarily by the impact of the lump-sum settlement offer completed during the fourth quarter of 2017 as well as lower expense associated with long-term disability medical benefits. These decreases were partially offset by the impact of salaries expense related to the addition of personnel associated with growth initiatives in certain businesses.
Support services from HSBC affiliates  Support services from HSBC affiliates increased during the three months ended March 31, 2018 due primarily to higher expense associated with certain operational support staff which were transferred from HSBC Bank USA to HTSU support services as discussed above as well as increased costs associated with our investment to improve and modernize our legacy business systems. These increases were partially offset by the favorable impact of cost management efforts in our technology and support service functions and the non-recurrence of costs to achieve recorded in the prior year period as discussed above. A summary of the activities charged to us from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense was relatively flat during the three months ended March 31, 2018 as the impact of extending the lease of our 452 Fifth Avenue property, including the 1 W. 39th Street building, and increased maintenance costs were largely offset by lower depreciation expense. The sale and leaseback of our 452 Fifth Avenue property in 2010 resulted in a gain which is deferred and was being recognized over the lease term (which was ten years) due to our continuing involvement. During the second quarter of 2017, we extended the lease for an additional five years as well as the amortization of the deferred gain to reflect the new lease term.
Other expenses  Other expenses were higher during the three months ended March 31, 2018 due primarily to higher expense reflecting the impact of certain legal matters, higher marketing expense largely driven by new product promotions in credit cards, lower releases of off-balance sheet credit reserves and higher professional fees. These increases were partially offset by lower deposit insurance assessment fees and the non-recurrence of costs to achieve recorded in the prior year period as discussed above.
Efficiency ratio  Our efficiency ratio increased during the three months ended March 31, 2018 due to higher operating expenses, lower other revenues and lower net interest income as discussed in detail above.

HSBC USA Inc.

Income tax expense The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income (loss) and the statutory U.S. Federal income tax rate:

Three Months Ended March 31,	2018		2017
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(31)	(21.0)%	$157	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	12	8.2	12	2.7
Non-deductible FDIC assessment fees	12	8.2	—	—
Other non-deductible / non-taxable items(1)	100	68.5	—	—
Items affecting prior periods(2)	—	—	(9)	(2.0)
Low income housing and other tax credit investments	(1)	(1.3)	(6)	(1.3)
Other	—	—	(2)	(.4)
Provision for income taxes	$92	62.6%	$152	33.9%

(1)	For 2018, the amount relates to the accrual of non-deductible expense related to legal matters.

(2)	For 2017, the amount relates to the impact of State tax rate adjustments on deferred tax assets.
In December 2017, the Tax Cuts and Jobs Act ("Tax Legislation") was enacted which reduced the Federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The Tax Legislation also contained other complex provisions, such as the Base Erosion and Anti-Abuse Tax ("BEAT"), which may have a material impact in future periods on income tax expense and taxes payable for the HSBC North America consolidated tax group, of which we are a member. We are currently evaluating the BEAT provisions and their potential impact, which is currently uncertain and will depend on future tax regulatory guidance, actions HSBC North America or its affiliates may take as a result of the Tax Legislation and the future earnings of HUSI and other subsidiaries of HSBC North America. Although our analysis is ongoing and could change depending upon the factors discussed above, we currently do not anticipate a material impact on our financial position or results of operations from the BEAT.

Segment Results – Group Reporting Basis

We have five distinct business segments that are utilized for management reporting and analysis purposes which are aligned with HSBC's global business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M"), Private Banking ("PB") and a Corporate Center ("CC"). The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, "Business," in our 2017 Form 10-K. There have been no changes in the basis of our segmentation as compared with the presentation in our 2017 Form 10-K.
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
As discussed more fully in "Basis of Reporting" in this MD&A, during the first quarter of 2018, we adopted new accounting guidance under the Group Reporting Basis for the requirements of IFRS 9 and we also implemented a change in accounting policy under the Group Reporting Basis to classify structured notes and deposits as liabilities designated under the fair value option. There have been no additional changes in the measurement of segment profit as compared with the presentation in our 2017 Form 10-K.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in our 2017 Form 10-K in Note 15, "Business Segments," and under the caption "Basis of Reporting" in the MD&A section. In addition, see "Basis of Reporting" in this MD&A for a discussion of significant changes since December 31, 2017 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
Retail Banking and Wealth Management  RBWM provides a range of banking and wealth products and services to individuals and certain small businesses, focusing on internationally minded customers in large metropolitan centers on the West and East coasts.
During the first quarter of 2018, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service which offers customers a seamless international

HSBC USA Inc.

service, and HSBC Advance, a proposition directed towards the emerging affluent customer in the initial stages of wealth accumulation. In addition, we have experienced higher credit card receivables reflecting growth in customer activity driven by new product promotions.
The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$216	$213	$3	1.4%
Other operating income(1)	93	148	(55)	(37.2)
Total operating income(2)	309	361	(52)	(14.4)
Expected credit losses / loan impairment charges	3	9	(6)	(66.7)
Net operating income	306	352	(46)	(13.1)
Operating expenses(1)	325	286	39	13.6
Profit (loss) before tax	$(19)	$66	$(85)	*

*	Not meaningful.

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased both RBWM other operating income and RBWM operating expenses $11 million during the three months ended March 31, 2017. See Note 14, "Related Party Transactions," for additional information.

(2)	The following table summarizes the impact of key activities on the total operating income of our RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$172	$139	$33	23.7%
Mortgages, credit cards and other personal lending	58	78	(20)	(25.6)
Wealth and asset management products	31	44	(13)	(29.5)
Retail business banking and other(3)	48	100	(52)	(52.0)
Total operating income	$309	$361	$(52)	(14.4)%

(3)
During the three months ended March 31, 2017, retail business banking and other reflects a gain on the sale of Visa Class B Shares of approximately $146 million and a loss on the sale of certain partially charged off residential mortgages as discussed below.

Our RBWM segment reported a loss before tax during the three months ended March 31, 2018 compared with a profit before tax in the prior year period due primarily to lower other operating income driven by the non-recurrence of a net pre-tax gain of approximately $146 million recorded from the sale of Visa Class B Shares in the prior year period. The decrease also reflects higher operating expenses, partially offset by lower expected credit losses and higher net interest income.
Net interest income increased slightly during the three months ended March 31, 2018 driven by higher net interest income from deposits due to higher average balances and improved spreads. This increase was partially offset by lower net interest income from lending driven by the impact of loan sales in the prior year and a continued decline in home equity mortgages.
Excluding the gain on sale of Visa Class B Shares as discussed above, other operating income increased during the three months ended March 31, 2018 due primarily to the non-recurrence of a loss of $73 million recorded in the prior year period on the sale of certain partially charged-off residential mortgages and approximately $10 million of cost reimbursements recorded in 2018 related to costs we incurred in prior years reflecting the impact of entering into an agreement with HSBC in December 2017 under which they reimburse us for costs we have incurred associated with enhancing the HSBC Group's digital banking platform.
Expected credit losses were lower during the three months ended March 31, 2018 driven largely by lower loss estimates in residential mortgages due to continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages. This decrease was partially offset by higher loss estimates in credit cards reflecting growth in customer activity driven by new product promotions.
Operating expenses increased during the three months ended March 31, 2018 due primarily to higher expense related to the addition of personnel associated with growth initiatives, higher legal costs and higher marketing expense largely driven by new product promotions in credit cards.

HSBC USA Inc.

Commercial Banking  CMB offers a full range of commercial financial services and tailored solutions to enable clients to grow their businesses, focusing on key markets with high concentrations of international connectivity.
Total quarter-to-date average loans outstanding, including loans held for sale, decreased 3 percent as compared with the first quarter of 2017 as we focused efforts on improving returns. Total quarter-to-date average deposits outstanding were 10 percent higher as compared with the first quarter of 2017.
The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$186	$180	$6	3.3%
Other operating income	55	52	3	5.8
Total operating income(1)	241	232	9	3.9
Expected credit losses / loan impairment charges	(10)	(36)	26	72.2
Net operating income	251	268	(17)	(6.3)
Operating expenses	151	139	12	8.6
Profit before tax	$100	$129	$(29)	(22.5)%

(1)	The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$108	$106	$2	1.9%
Global Liquidity and Cash Management, current accounts and savings deposits	109	94	15	16.0
Global Trade and Receivables Finance	12	14	(2)	(14.3)
Investment banking products and other	12	18	(6)	(33.3)
Total operating income	$241	$232	$9	3.9%
Our CMB segment reported a lower profit before tax during the three months ended March 31, 2018 due primarily to lower releases in credit loss reserves and higher operating expenses, partially offset by higher net interest income.
Net interest income increased during the three months ended March 31, 2018 due to the favorable impact of higher deposit balances and improved spreads from rate increases, partially offset by lower loan balances as we continued to focus efforts on improving returns.
Other operating income increased slightly during the three months ended March 31, 2018 driven by higher loan syndication fees.
Expected credit losses reflected lower releases during the three months ended March 31, 2018 as releases in credit loss reserves driven by improvements in credit conditions associated with certain client relationships as well as releases of reserves due to paydowns, sales and maturities were more pronounced in the prior year period.
Operating expenses were higher during the three months ended March 31, 2018 driven by higher support service cost allocations from affiliates.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$149	$152	$(3)	(2.0)%
Other operating income(1)	197	142	55	38.7
Total operating income(2)	346	294	52	17.7
Expected credit losses / loan impairment charges	(14)	(35)	21	60.0
Net operating income	360	329	31	9.4
Operating expenses(1)	216	224	(8)	(3.6)
Profit before tax	$144	$105	$39	37.1%

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased both GB&M other operating income and GB&M operating expenses $21 million during the three months ended March 31, 2017. See Note 14, "Related Party Transactions," for additional information.

(2)	The following table summarizes the impact of key activities on the total operating income of our GB&M segment:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(dollars are in millions)
Credit	$10	$8	$2	25.0%
Rates	(2)	39	(41)	*
Foreign Exchange and Metals	81	77	4	5.2
Equities	11	12	(1)	(8.3)
Total Global Markets	100	136	(36)	(26.5)
Global Banking	72	56	16	28.6
Global Liquidity and Cash Management	133	118	15	12.7
Securities Services	16	9	7	77.8
Global Trade and Receivables Finance	13	12	1	8.3
Credit and funding valuation adjustments(3)	4	(48)	52	*
Other(4)	8	11	(3)	(27.3)
Total operating income	$346	$294	$52	17.7%

(3)
During the three months ended March 31, 2017, credit and funding valuation adjustments included a loss of $49 million from the fair value movement on structured notes and deposits attributable to our own credit spread.

(4)
Other includes cost reimbursements associated with certain trading activities performed on behalf of other HSBC affiliates, corporate funding charges and net interest income on capital held in the business and not assigned to products.

Our GB&M segment reported a higher profit before tax during the three months ended March 31, 2018 due primarily to higher other operating income, partially offset by lower releases in credit loss reserves.
Credit revenue increased during the three months ended March 31, 2018 due to higher revenue from collateralized financing related activity.
Revenue from Rates decreased during the three months ended March 31, 2018 due to lower new deal activity on interest rate swaps, partially offset by favorable movements related to the economic hedging of interest rate and other risks within our structured notes and deposits.
Foreign Exchange and Metals revenue increased during the three months ended March 31, 2018 driven by higher revenue from Metals client related trading activity, partially offset by lower revenue from client trading activity in Foreign Exchange.
Equities revenue was relatively flat during the three months ended March 31, 2018.
Global Banking revenue increased during the three months ended March 31, 2018 due to lower losses associated with credit default swap protection which reflects the hedging of a single client exposure, partially offset by lower net interest income driven by lower loan balances due to paydowns, sales and maturities exceeding new loan originations as we focused efforts on improving returns and higher funding costs.

HSBC USA Inc.

Global Liquidity and Cash Management revenue increased during the three months ended March 31, 2018 driven by higher net interest income due to the favorable impact of higher short-term market rates as well as an increase in high quality deposit balances.
Securities Services revenue increased during the three months ended March 31, 2018 driven by higher revenue from new direct custody and clearing client activity as well as higher net interest income due to the favorable impact of higher short-term market rates.
Global Trade and Receivables Finance revenue was relatively flat during the three months ended March 31, 2018 as higher fees on standby letters of credit were largely offset by lower net interest income from lower receivables financing products.
Credit and funding valuation adjustments during the prior year period included a loss of $49 million from the fair value movement on structured notes and deposits attributable to our own credit spread. As discussed above, beginning January 1, 2018, the fair value movement on structured notes and deposits attributable to our own credit spread is now being recorded in other comprehensive income. Excluding this item, credit and funding valuation adjustments increased slightly during the three months ended March 31, 2018 attributable primarily to movements in our own credit spreads within our derivative liability balances.
Other revenue decreased during the three months ended March 31, 2018 reflecting higher corporate funding and excess liquidity charges as well as lower cost reimbursements associated with certain trading activities performed on behalf of other HSBC affiliates. These decreases were partially offset by higher net interest income on capital held in the business and not assigned to products and the non-recurrence of an inducement fee paid to a third party in the first quarter of 2017 associated with the sale of a portion of our portfolio of residual interests in real estate mortgage investment conduits.
Expected credit losses reflected lower releases during the three months ended March 31, 2018 as releases in credit loss reserves driven by continued improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as we continued to focus efforts on improving returns as well as improvements in credit conditions associated with certain client relationships were more pronounced in the prior year period.
Operating expenses were lower during the three months ended March 31, 2018 due primarily to lower corporate function cost allocations from affiliates and lower deposit insurance assessment fees.
Private Banking  PB serves high net worth and ultra-high net worth individuals and families with complex needs domestically and abroad.
In August 2017, our PB business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS. Under the terms of the agreement, we facilitate the referral of these client relationships to UBS for a fee, including the transfer of client assets, consisting of client investments and deposits, as well as the transfer of the relationship managers and client service employees that support these clients. Loans associated with these client relationships were not included in the agreement. Total operating income associated with these client relationships was approximately $8 million and $13 million during the first quarter of 2018 and 2017, respectively.
While client deposit levels decreased $3,073 million or 37 percent, total loans increased by $202 million or 3 percent as compared with March 31, 2017. Overall period end client assets were $3,448 million lower.
The following table provides additional information regarding client assets during the three months ended March 31, 2018 and 2017:

Three Months Ended March 31,	2018	2017
	(in millions)
Client assets at beginning of period	$39,089	$40,462
Net new money	133	464
Client transfers to UBS	(805)	—
Value change	(265)	674
Client assets at end of period	$38,152	$41,600

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our PB segment:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$47	$53	$(6)	(11.3)%
Other operating income	20	21	(1)	(4.8)
Total operating income	67	74	(7)	(9.5)
Expected credit losses / loan impairment charges	(3)	2	(5)	*
Net operating income	70	72	(2)	(2.8)
Operating expenses	61	61	—	—
Profit before tax	$9	$11	$(2)	(18.2)%

*	Not meaningful.
Our PB segment reported a lower profit before tax during the three months ended March 31, 2018 due primarily to lower expected credit losses, partially offset by lower net interest income.
Net interest income decreased during the three months ended March 31, 2018 due to the impact of lower deposit balances.
Other operating income was relatively flat during the three months ended March 31, 2018.
Expected credit losses were lower during the three months ended March 31, 2018 driven by a recovery in the current year period reflecting lower loss estimates in the mortgage portfolio.
Operating expenses were flat during the three months ended March 31, 2018.
Corporate Center  CC includes Balance Sheet Management, our legacy structured credit products, income and expense associated with certain affiliate transactions, certain corporate function costs, adjustments to the fair value of HSBC shares held for stock plans, interest expense associated with certain tax exposures, income associated with other tax related investments and changes in the fair value of certain debt issued for which fair value option accounting was elected and related derivatives (excluding the fair value movement on own fair value option debt attributable to our own credit spread which is recorded in other comprehensive income) and, for periods prior to 2018, costs to achieve and certain legacy residential mortgage loan and servicing activities.
The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$15	$8	$7	87.5%
Other operating income	83	94	(11)	(11.7)
Total operating income(1)	98	102	(4)	(3.9)
Expected credit losses / loan impairment charges	3	(1)	4	*
Net operating income	95	103	(8)	(7.8)
Operating expenses	532	110	422	*
Loss before tax	$(437)	$(7)	$(430)	*

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2018	2017	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$68	$78	$(10)	(12.8)%
Legacy structured credit products	17	3	14	*
Legacy residential mortgage activities(3)	—	20	(20)	(100.0)
Other	13	1	12	*
Total operating income	$98	$102	$(4)	(3.9)%

(2)	Balance Sheet Management includes gains on the sale of securities of $5 million and $3 million in the three months ended March 31, 2018 and 2017, respectively.

(3)
Reflected fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance prior to the completion of its receivable sales program and revenue associated with certain residential mortgage loans that we previously purchased from HSBC Finance and sold during 2017.

Our CC segment reported a higher loss before tax during the three months ended March 31, 2018 due primarily to higher operating expenses driven by higher legal costs.
Net interest income was higher during the three months ended March 31, 2018 driven by higher net interest income in Balance Sheet Management reflecting the impact of favorable rates.
Other operating income decreased during the three months ended March 31, 2018 driven by the non-recurrence of revenue recorded in the prior year period associated with legacy residential mortgage activities, including $28 million of loan prepayment fees received from HSBC Finance, a gain of $15 million from the sale of certain residential mortgages that we previously purchased from HSBC Finance and fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance prior to the completion of its receivable sales program. These decreases were partially offset by favorable valuation adjustments on our legacy structured credit products, the improved performance of economic hedge positions used to manage interest rate risk and favorable movements related to the economic hedging of interest rate and other risks within our own debt.
Expected credit losses were higher during the three months ended March 31, 2018 reflecting the impact of recording expected credit losses on certain financial assets in the current year period due to the adoption of IFRS 9.
Operating expenses increased during the three months ended March 31, 2018 due primarily to higher legal costs, partially offset by higher levels of expense capitalization related to internally developed software and the non-recurrence of expenses recorded in the prior year period, including costs to achieve and expense related to staff performing residential mortgage serving activities on behalf of HSBC Finance.
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
Our reported results under U.S. GAAP reflect the following methodologies for establishing the allowance for credit losses.
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

HSBC USA Inc.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2017 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2017 Form 10-K. There have been no significant revisions to our policies or methodologies during the first quarter of 2017.
The following table sets forth the allowance for credit losses for the periods indicated:

	March 31, 2018	December 31, 2017
	(dollars are in millions)
Allowance for credit losses	$599	$681
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.15%	1.31%
Affiliates	—	—
Total commercial	1.11	1.15
Consumer:
Residential mortgages	.10	.14
Home equity mortgages	.88	.92
Credit cards	4.94	4.44
Other consumer	1.10	1.46
Total consumer	.36	.37
Total	.89%	.94%
Net charge-offs:(2)
Commercial(3)	1,889%	405%
Consumer	438	348
Total	1,361%	398%
Nonperforming loans:(1)(4)
Commercial	96%	99%
Consumer	14	15
Total	58%	61%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratio at March 31, 2018 reflects year-to-date net charge-offs, annualized. Ratio at December 31, 2017 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the quarter ended March 31, 2018 and year ended December 31, 2017 was 227 months and 49 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three months ended March 31, 2018 and 2017.

HSBC USA Inc.

The allowance for credit losses at March 31, 2018 decreased $82 million or 12 percent as compared with December 31, 2017 due primarily to lower loss estimates in our commercial loan portfolio and, to a lesser extent, lower loss estimates in our consumer loan portfolio.
Our commercial allowance for credit losses decreased $79 million or 13 percent as compared with December 31, 2017 reflecting continued improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as we continued to focus efforts on improving returns as well as improvements in credit conditions associated with certain client relationships. These decreases were partially offset by a higher provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio.
Our consumer allowance for credit losses decreased $3 million or 4 percent as compared with December 31, 2017 driven largely by a lower allowance for credit losses in residential mortgages due to continued improvements in economic and credit conditions, including lower dollars of delinquency on accounts less than 180 days contractually delinquent, and the continued origination of higher quality Premier mortgages. This decrease was partially offset by a higher allowance for credit losses in credit cards reflecting growth in customer activity driven by new product promotions.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of risk factors relating to trends such as recent portfolio performance as compared with average roll rates as well as housing market trends and second lien exposure.
The allowance for credit losses as a percentage of total loans held for investment at March 31, 2018 decreased compared with December 31, 2017 for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs at March 31, 2018 increased compared with December 31, 2017 due to lower dollars of net charge-offs, driven primarily by our commercial loan portfolio, partially offset by a decrease in our overall allowance for credit losses for the reasons discussed above. Lower dollars of net charge-offs in our commercial loan portfolio reflect lower charge-offs associated with paydowns and sales and the non-recurrence of the partial charge-off of a single mining customer relationship recorded in 2017.
The allowance for credit losses as a percentage of nonperforming loans held for investment at March 31, 2018 was relatively flat as compared with December 31, 2017 as the decrease in our overall allowance for credit losses for the reasons discussed above was offset by decreases in nonperforming loans in both our commercial and consumer loan portfolios.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	March 31, 2018		December 31, 2017
	(dollars are in millions)
Commercial(1)	$529	70.9%	$608	73.1%
Consumer:
Residential mortgages	18	25.7	25	23.8
Home equity mortgages	10	1.7	11	1.6
Credit cards	38	1.1	32	1.0
Other consumer	4.6		5.5
Total consumer	70	29.1	73	26.9
Total	$599	100.0%	$681	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	March 31, 2018	December 31, 2017
	(in millions)
Off-balance sheet credit risk reserve	$105	$106

HSBC USA Inc.

Off-balance sheet reserves at March 31, 2018 were relatively flat as compared with December 31, 2017. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	March 31, 2018	December 31, 2017
	(dollars are in millions)
Delinquent loans:
Commercial	$19	$45
Consumer:
Residential mortgages(1)(2)	381	425
Home equity mortgages(1)(2)	37	39
Credit cards	13	12
Other consumer	9	10
Total consumer	440	486
Total	$459	$531
Delinquency ratio:
Commercial	.04%	.08%
Consumer:
Residential mortgages(1)(2)	2.20	2.46
Home equity mortgages(1)(2)	3.25	3.27
Credit cards	1.69	1.66
Other consumer	2.13	2.48
Total consumer	2.24	2.48
Total	.68%	.72%

(1)
At March 31, 2018 and December 31, 2017, consumer mortgage loan delinquency includes $318 million and $342 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $1 million and $1 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	March 31, 2018	December 31, 2017
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$11	$10
ARM loans	145	142
Delinquency ratio:
Interest-only loans	.33%	.29%
ARM loans	1.20	1.19
Compared with December 31, 2017, our two-months-and-over contractual delinquency ratio decreased 4 basis points due to lower dollars of delinquency in both our commercial and consumer loan portfolios, partially offset by lower outstanding loan balances driven by a decrease in the commercial loan portfolio.
Compared with December 31, 2017, our commercial loan two-months-and-over contractual delinquency ratio decreased 4 basis points due to lower dollars of delinquency largely driven by the improved collection of a large global banking loan, partially offset by lower outstanding loan balances.
Our consumer loan two-month-and-over contractual delinquency ratio decreased 24 basis points from December 31, 2017 due to lower dollars of residential mortgage delinquency driven by continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	March 31, 2018	December 31, 2017	March 31, 2017
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Real estate, including construction	$—	$—	$1
Business and corporate banking	3	—	9
Global banking	4	70	(1)
Other commercial	—	—	—
Total commercial	7	70	9
Consumer:
Residential mortgages	(3)	(2)	2
Home equity mortgages	—	(1)	1
Credit cards	6	5	6
Other consumer	1	1	1
Total consumer	4	3	10
Total	$11	$73	$19
Net Charge-off Ratio:
Commercial:
Real estate, including construction	—%	—%	.04%
Business and corporate banking	.10	—	.28
Global banking	.08	1.36	(.02)
Other commercial	—	—	—
Total commercial	.06	.58	.07
Consumer:
Residential mortgages	(.07)	(.05)	.04
Home equity mortgages	—	(.33)	.29
Credit cards	3.26	2.95	3.65
Other consumer	1.13	1.09	1.03
Total consumer	.08	.06	.20
Total	.07%	.43%	.10%
   Our net charge-off ratio as a percentage of average loans for the quarter ended March 31, 2018 decreased 36 basis points compared with the quarter ended December 31, 2017 due to lower levels of net charge-offs in our commercial loan portfolio while net charge-offs in our consumer loan portfolio were relatively flat. The decrease in net charge-offs in our commercial loan portfolio was due primarily to the non-recurrence of the partial charge-off of a single mining client relationship recorded in the fourth quarter of 2017.
Compared with the quarter ended March 31, 2017, our net charge-off ratio as a percentage of average loans decreased 3 basis points primarily due to lower levels of net charge-offs in our consumer loan portfolio due to continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$13	$12
Business and corporate banking	258	215
Global banking	279	385
Other commercial	—	1
Commercial nonaccrual loans held for sale	31	—
Total commercial	581	613
Consumer:
Residential mortgages(1)(2)(3)	408	414
Home equity mortgages(1)(2)	66	67
Consumer nonaccrual loans held for sale	1	1
Total consumer	475	482
Total nonaccruing loans	1,056	1,095
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	8	9
Other consumer	6	8
Total consumer	14	17
Total accruing loans contractually past due 90 days or more	15	18
Total nonperforming loans	1,071	1,113
Other real estate owned(4)	12	11
Total nonperforming assets	$1,083	$1,124

(1)
At March 31, 2018 and December 31, 2017, nonaccrual consumer mortgage loans held for investment include $362 million and $360 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes $1 million or less of commercial other real estate owned at March 31, 2018 and December 31, 2017.
Nonaccrual loans at March 31, 2018 decreased as compared with December 31, 2017 due to lower levels of nonaccrual loans in both our commercial and consumer loan portfolios. The decrease in commercial nonaccrual loans was driven primarily by managed reductions in certain exposures, partially offset by the downgrade of a large business and corporate banking loan. The decrease in consumer nonaccrual loans was due to continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages. Accruing loans past due 90 days or more remained flat compared with December 31, 2017.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2017 Form 10-K.
Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans as well as certain other commercial credit quality indicators. Commercial impaired loans decreased as compared with December 31, 2017 due to managed reductions in certain exposures, partially offset by the downgrade of a large business and corporate banking loan.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at March 31, 2018 and December 31, 2017. Each category is not mutually exclusive and loans may appear in more than one category below.

	March 31, 2018	December 31, 2017
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,383	$3,424
ARM loans(1)	12,050	11,976

(1)	During the remainder of 2018 and during 2019, approximately $479 million and $687 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $6 million at both March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(in millions)
Closed end:
First lien	$17,325	$17,273
Second lien	47	49
Revolving(1)	1,092	1,142
Total	$18,464	$18,464

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at March 31, 2018 and December 31, 2017 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
March 31, 2018
New York State	31.9%	32.1%
California	22.4	42.6
North Central United States	4.6	2.3
North Eastern United States, excluding New York State	5.8	8.0
Southern United States	26.5	10.5
Western United States, excluding California	7.8	4.5
Mexico	1.0	—
Total	100.0%	100.0%
December 31, 2017
New York State	34.0%	31.9%
California	22.0	42.6
North Central United States	3.2	2.3
North Eastern United States, excluding New York State	6.8	8.1
Southern United States	26.2	10.6
Western United States, excluding California	6.7	4.5
Mexico	1.1	—
Total	100.0%	100.0%

HSBC USA Inc.

Credit Risks Associated with Derivative Contracts  Credit risk associated with derivatives is measured as the net replacement cost of derivative contracts in a receivable position in the event the counterparties of such contracts fail to perform under the terms of those contracts. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. Counterparties to our derivative activities include financial institutions, central clearing parties, foreign and domestic government agencies, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients as well as other HSBC entities. These counterparties are subject to regular credit review by the credit risk management department. To minimize credit risk, we may enter into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, we reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral will differ based on an assessment of the credit risk of the counterparty and/or regulatory requirements.
The total risk in a derivative contract is a function of a number of variables, such as:

•	volatility of interest rates, currencies, equity or corporate reference entity used as the basis for determining contract payments;

•	current market events or trends;

•	country risk;

•	maturity and liquidity of contracts;

•	creditworthiness of the counterparties in the transaction;

•	the existence of a master netting agreement among the counterparties; and

•	existence and value of collateral received from counterparties to secure exposures.
The table below presents total credit risk exposure calculated using the general risk-based capital rules of the Basel III Standardized Approach which includes the net positive mark-to-market of the derivative contracts plus any adjusted potential future exposure as measured in reference to the notional amount. The regulatory capital rules recognize that bilateral netting agreements reduce credit risk and, therefore, allow for reductions of risk-weighted assets when netting requirements have been met and collateral exists. As a result, risk-weighted amounts for regulatory capital purposes are a portion of the original gross exposures. Furthermore, many contracts contain provisions that allow us to close out the transaction if the counterparty fails to post required collateral. In addition, many contracts give us the right to break the transactions earlier than the final maturity date. As a result, these contracts have potential future exposures that are often much smaller than the future exposures derived from the regulatory capital rules.

	March 31, 2018	December 31, 2017
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$30,477	$30,737
Less: collateral held against exposure	6,417	7,213
Net credit risk exposure	$24,060	$23,524

Liquidity and Capital Resources

Effective liquidity management is defined as ensuring we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk. During the first quarter of 2018, marketplace liquidity continued to remain available for most sources of funding.
Interest Bearing Deposits with Banks totaled $17,895 million and $11,157 million at March 31, 2018 and December 31, 2017, respectively, of which $16,559 million and $10,338 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus

HSBC USA Inc.

interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $9,814 million and $32,618 million at March 31, 2018 and December 31, 2017, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $13,220 million and $10,151 million at March 31, 2018 and December 31, 2017, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $44,497 million and $44,677 million at March 31, 2018 and December 31, 2017, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $5,138 million and $4,650 million at March 31, 2018 and December 31, 2017, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $117,953 million and $118,702 million at March 31, 2018 and December 31, 2017, respectively, which included $98,796 million and $98,500 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $32,008 million at March 31, 2018 from $34,966 million at December 31, 2017. The following table presents the maturities of long-term debt at March 31, 2018:

(in millions)
2018	$5,335
2019	5,209
2020	7,079
2021	3,809
2022	1,540
Thereafter	9,036
Total	$32,008

The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2018 and 2017:

Three Months Ended March 31,	2018	2017
	(in millions)
Long-term debt issued	$1,517	$1,691
Long-term debt repaid	(3,899)	(1,990)
Net long-term debt repaid	$(2,382)	$(299)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the three months ended March 31, 2018.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At March 31, 2018, we were authorized to issue up to $36,000 million, of which $17,135 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $15,250 million was available at March 31, 2018. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At March 31, 2018, long-term debt included $3,100 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $15,441 million.
Preferred Equity  See Note 17, "Preferred Stock," in our 2017 Form 10-K for information regarding all outstanding preferred share issues.

HSBC USA Inc.

Common Equity  During the first quarter of 2018, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III fully phased-in capital ratios calculated as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	13.6%	14.1%
Tier 1 capital to risk-weighted assets	14.6	15.2
Total capital to risk-weighted assets	17.5	18.1
Tier 1 leverage ratio(1)	9.9	9.9
Supplementary leverage ratio(2)	7.3	7.3

(1)	Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

(2)
Beginning January 1, 2018, HSBC USA is required to maintain the regulatory minimum SLR of 3 percent. Total leverage exposure, the SLR denominator, includes adjusted quarterly average assets plus certain off-balance sheet exposures.

HSBC USA manages capital in accordance with HSBC Group policy. The HSBC North America Internal Capital Adequacy Assessment Process ("ICAAP") works in conjunction with the HSBC Group's ICAAP. The HSBC North America ICAAP applies to HSBC Bank USA and evaluates regulatory capital adequacy and capital adequacy under various stress scenarios. Our approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent in accordance with HSBC's capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations and maintain sufficient regulatory capital ratios. Regulatory capital requirements are based on the amount of capital required to be held, plus applicable capital buffers, as defined by regulations, and the amount of risk-weighted assets and leverage exposure, also calculated based on regulatory definitions.
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States (the "Basel III rule") which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective in 2014 with certain provisions being phased in over time through the beginning of 2019. The Basel III rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital. In addition to phasing in a complete replacement to the general risk-based capital rules for determining risk-weighted assets (the "Standardized Approach") and the leverage exposure, the Basel III rule builds on the advanced internal ratings approach for credit risk and advanced measurement approach for operational risk (taken together, the "Advanced Approaches"). For additional discussion of the Basel III final rule requirements, including fully phased-in required minimum capital ratios, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2017 Form 10-K. As previously disclosed, in accordance with FRB rules, HSBC North America and HSBC Bank USA received regulatory approval to opt out of the Advanced Approaches and are calculating their risk-based capital requirements solely under the Standardized Approach. HSBC Bank USA submits an annual statement to the OCC to maintain this opt out.
In December 2017, the Basel Committee adopted a package of revisions to the Basel III framework that aim to increase consistency in risk-weighted asset calculations and improve the comparability of bank capital ratios (the "Basel IV Revisions"). The Basel IV Revisions include changes to the Standardized Approach and internal ratings-based approach to determining credit risk, revisions to the operational risk framework, a leverage ratio surcharge for G-SIBs and an aggregate capital output floor. The Basel IV Revisions are not directly applicable to any U.S. banking organization and must first be implemented by the federal banking agencies. The agencies are expected to act before the January 1, 2022 implementation deadline agreed by the Basel Committee, but it is unclear whether they will deviate significantly from the Basel IV Revisions in the direction of greater conservatism as they did with respect to the Basel III framework. For further discussion of the requirements of the Basel IV Revisions see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2017 Form 10-K.
In April 2018, the FRB issued a proposal that would, among other things, replace the current fixed 2.5 percent capital conservation buffer with a dynamic, institution-specific risk-based stress capital buffer ("SCB"). The proposal would also introduce a stress tier 1 leverage buffer requirement ("SLB") for IHCs and bank holding companies ("BHCs") that are subject to the FRB's CCAR program, including HSBC North America. It is expected that both the SCB and SLB will vary in size throughout the economic cycle depending on a firm's risk exposures and the severity of the stress scenarios. Under the proposal, the SCB and SLB would

HSBC USA Inc.

be recalibrated annually based on the sum of (i) HSBC North America's projected losses under the severely adverse scenario in the FRB's supervisory stress tests and (ii) four quarters of HSBC North America's planned future dividends. If HSBC North America's risk-based capital and tier 1 leverage ratios were to fall to levels within the SCB or SLB, respectively, it would become subject to increasing restrictions on its capital distributions and discretionary bonus payments. The proposal would also eliminate the quantitative objection component of CCAR, and instead rely on the capital rule's automatic restrictions on capital distributions that are triggered if a firm breaches its buffer requirements. However, the proposal would not change CCAR's qualitative review process or objections based on qualitative deficiencies for large and complex firms, including HSBC North America. Although an initial impact study performed by the FRB anticipates a decrease in required capital for non G-SIBs subject to CCAR, the study did not include IHCs, hence may not have considered the business model differences between IHCs and BHCs. The proposed rule is subject to a 60-day comment period, with the first SCB and SLB requirements to be generally effective beginning October 1, 2019.
As a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee, together with the impact of similar implementation by U.K. banking regulators, the future implementation of the Basel IV Revisions and the FRB's recent proposal to establish SCB and SLB requirements, we continue to review the composition of our capital structure.
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
HSBC is required to submit annually a resolution plan to the FRB and the FDIC under the Dodd-Frank Act (the Systemically Important Financial Institution Plan or "SIFI Plan") and HSBC Bank USA is required to submit an annual resolution plan under the Federal Deposit Insurance Act (the Insured Depository Institution Plan or "IDI Plan"). HSBC and HSBC Bank USA have been advised that the next submission dates for the IDI Plan and SIFI Plan are extended to July 1, 2018 and December 31, 2018, respectively.
Capital Planning and Stress Testing U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under DFAST. As part of the CCAR process, the FRB undertakes a supervisory assessment of bank holding companies on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions. Per current capital plan and stress test rules, the FRB can object to a capital plan for qualitative or quantitative reasons, in which case the company cannot make capital distributions (with the exception of those that may have already received a non-objection in the previous year) without specific FRB approval. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in April 2018. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in April 2018. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon. In January 2017, the FRB announced that so-called "large and noncomplex" firms, which are firms with less than $250 billion in total consolidated assets and less than $75 billion in total nonbanking assets, are exempt from the CCAR qualitative assessment. HSBC North America does not currently fall into the category of "large and noncomplex" and, therefore, remained subject to the qualitative review in the 2018 CCAR cycle. As discussed above, the FRB expects to remove the quantitative objection component of CCAR beginning December 31, 2018.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario and HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. HSBC North America and HSBC Bank USA will publicly disclose their next annual DFAST results, as required, within 15 days of the FRB disclosing the results of its own DFAST results. The FRB will publicly disclose its own DFAST and CCAR results on or before June 30, 2018.
Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America or HSBC Bank USA. Capital planning and stress testing for HSBC North America or HSBC Bank USA may impact our future capital and liquidity. See Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2017 Form 10-K for further discussion on

HSBC USA Inc.

capital planning and stress testing, including additional detail regarding the FRB's supervisory assessment as part of the CCAR process.
While bank holding company regulatory capital compliance is generally performed at the HSBC North America level, and also separately for HSBC Bank USA, as a bank holding company we are required to meet minimum capital requirements imposed by the FRB. We present our capital ratios, together with HSBC Bank USA's in Note 16, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
In December 2017, the FRB finalized changes to the CCAR program that requires certain IHCs of foreign banking organizations, including HSBC North America, to provide information about the effects of a hypothetical global market shock on trading and counterparty exposures as part of their supervisory adverse and severely adverse stress testing scenarios. For the 2018 CCAR cycle, HSBC North America was subject to an interim, simplified global market shock designed to assess its potential losses and capital impact associated with market and counterparty credit risk. Beginning with the 2019 CCAR cycle, HSBC North America will be subject to the full global market shock, potentially causing additional projected stress losses under such tests.
2018 Funding Strategy  Our current estimate for funding needs and sources for 2018 are summarized in the following table:

	Actual January 1 through March 31, 2018	Estimated April 1 through December 31, 2018	Estimated Full Year 2018
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$(5)	$3	$(2)
Net change in short-term investments and securities	(16)	15	(1)
Net change in trading and other assets	16	(14)	2
Total funding needs	$(5)	$4	$(1)
Increase (decrease) in funding sources:
Net change in deposits	$(1)	$5	$4
Net change in trading and other short-term liabilities	(1)	—	(1)
Net change in long-term debt	(3)	(1)	(4)
Total funding sources	$(5)	$4	$(1)
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

	Balance at March 31, 2018
	One Year or less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2017
	(in millions)
Standby letters of credit, net of participations(1)	$6,540	$2,348	$110	$8,998	$8,708
Commercial letters of credit	234	4	—	238	234
Credit derivatives(2)	6,699	27,616	3,282	37,597	42,328
Other commitments to extend credit:
Commercial(3)	18,399	60,470	3,862	82,731	78,787
Consumer	7,568	—	—	7,568	7,443
Total	$39,440	$90,438	$7,254	$137,132	$137,500

(1)	Includes $1,327 million and $1,264 million issued for the benefit of HSBC affiliates at March 31, 2018 and December 31, 2017, respectively.

(2)	Includes $20,469 million and $25,639 million issued for the benefit of HSBC affiliates at March 31, 2018 and December 31, 2017, respectively.

(3)	Includes $375 million and $400 million issued for the benefit of HSBC affiliates at March 31, 2018 and December 31, 2017, respectively.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2018 and December 31, 2017, our Level 3 measurements included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain subprime

HSBC USA Inc.

residential mortgage loans held for sale, certain corporate debt securities, certain asset-backed securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable credit quality, swap agreements entered into in conjunction with the sales of certain Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation and a contingent consideration receivable associated with the sale of a portion of our Private Banking business.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2018 and 2017.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(dollars are in millions)
Level 3 assets(1)(2)	$2,619	$2,650
Total assets measured at fair value(1)(3)	91,952	89,368
Level 3 liabilities(1)	1,731	1,690
Total liabilities measured at fair value(1)	54,564	68,270
Level 3 assets as a percent of total assets measured at fair value	2.8%	3.0%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.2%	2.5%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $2,337 million of recurring Level 3 assets and $282 million of non-recurring Level 3 assets at March 31, 2018. Includes $2,359 million of recurring Level 3 assets and $291 million of non-recurring Level 3 assets at December 31, 2017.

(3)
Includes $91,621 million of assets measured on a recurring basis and $331 million of assets measured on a non-recurring basis at March 31, 2018. Includes $88,988 million of assets measured on a recurring basis and $380 million of assets measured on a non-recurring basis at December 31, 2017.

Significant Changes in Fair Value for Level 3 Assets and Liabilities We have entered into credit default swaps with a monoline insurer to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $5 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three months ended March 31, 2018 compared with negative adjustments of $4 million during the three months ended March 31, 2017. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income (loss). We have recorded a cumulative credit adjustment reserve of $7 million and $12 million against our monoline exposure at March 31, 2018 and December 31, 2017, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $79 million and $105 million at March 31, 2018 and December 31, 2017, respectively.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2018 and 2017 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $94 million or a decrease of the overall fair value measurement of approximately $8 million at March 31, 2018. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers as well as credit default swaps with a certain monoline insurer and certain asset-backed securities including CDOs.

HSBC USA Inc.

Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held at March 31, 2018:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AA	Other	$49
A	Home equity - Alt A	49
	Student loans	92
	Other	258
	Total A	399
BBB	Collateralized debt obligations	131
CCC	Residential mortgages - Subprime	17
		$596

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

•	Security risk is the risk to the business from terrorism, information security, incidents/disasters, cyber attacks, insider risk and groups hostile to HSBC interests;

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
See "Risk Management" in MD&A in our 2017 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. There have been no material changes to our approach to operational risk management, regulatory compliance risk management, financial crime risk management, fiduciary risk management, reputational risk management, strategic risk management, security risk management, model risk management, pension risk management or sustainability risk management since December 31, 2017.
Credit Risk Management Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default. Credit risk includes risk associated with cross-border exposures. There have been no material changes to our approach towards credit risk management since December 31, 2017. See "Risk Management" in MD&A in our 2017 Form 10-K for a more complete discussion of our approach to credit risk.
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
While credit risk exists widely in our operations, diversification among various commercial and consumer portfolios helps to lessen risk exposure. Day-to-day management of credit and market risk is performed by the Chief Credit Officer/Head of Wholesale Credit and Market Risk North America and the HSBC North America RBWM Chief Risk Officer, who report directly to the HSBC North America Chief Risk Officer and maintain independent risk functions. The credit risk associated with commercial portfolios is managed by the Chief Credit Officer, while credit risk associated with retail consumer loan portfolios, such as credit cards, installment loans and residential mortgages, is managed by the HSBC North America RBWM Chief Risk Officer. Further discussion of credit risk can be found under the "Credit Quality" caption in this MD&A.
Liquidity Risk Management   Liquidity risk is the risk that an institution will be unable to meet its obligations as they become due or fund its customers because of an inability to liquidate assets or obtain adequate funding. There have been no material changes to our approach towards liquidity risk management since December 31, 2017. See "Risk Management" in MD&A in our 2017 Form 10-K for a more complete discussion of our approach to liquidity risk. Although our overall approach to liquidity risk management has not changed, we continuously monitor the impact of market events on our liquidity positions and will continue to adapt our liquidity framework to reflect market events and the evolving regulatory landscape and view as to best practices.
As part of our approach towards liquidity risk management, we employ the measures discussed below to define, monitor and control our liquidity and funding risk in accordance with HSBC policy.
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both March 31, 2018 and December 31, 2017, HSBC USA's LCR under the EU LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.

HSBC USA Inc.

The European calibration of the Basel Committee based Net Stable Funding Ratio ("NSFR"), which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR guidance, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At both March 31, 2018 and December 31, 2017, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The U.S. LCR rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that qualify as HQLA and the assumed rate of outflows of certain kinds of funding. Under the U.S. rule, U.S. institutions, including HSBC North America and HSBC Bank USA, have been required to maintain a minimum LCR of 100 percent since January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019, and report LCR to U.S. regulators on a daily basis. During the three months ended March 31, 2018 and year ended December 31, 2017, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement. The U.S. LCR rule does not address the U.S. NSFR requirement, which is currently under review by U.S. banking regulators and the Basel Committee. Based on the results of their review, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The U.S. NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR rule, is more stringent in several areas including the required stable funding factors applied to certain assets such as mortgage-backed securities. At both March 31, 2018 and December 31, 2017, HSBC Bank USA's estimated NSFR, based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded 100 percent.
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.
Our liquidity risk management approach includes deposits, supplemented by wholesale borrowing to fund our balance sheet, and using security sales or secured borrowings for liquidity stress situations in our liquidity contingency plans. In addition, current regulatory initiatives require banks to retain a portfolio of HQLA. As such, we are maintaining a large portfolio of high quality sovereign and sovereign guaranteed securities.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at March 31, 2018:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at March 31, 2018.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At March 31, 2018, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
Interest Rate Risk Management  Interest rate risk is the potential reduction of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to interest rate movements. Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. There have been no material changes to our approach towards interest rate risk management since December 31, 2017. See "Risk Management" in MD&A in our 2017 Form 10-K for a more complete discussion of our approach to interest rate risk.

HSBC USA Inc.

Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both March 31, 2018 and December 31, 2017, our economic value of equity remains higher than our book value of equity under the base case, up 200 basis points and down 200 basis points scenarios.
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

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on April 1, 2018 and January 1, 2018, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$95	4%	$148	6%
Resulting from a gradual 100 basis point decrease in the yield curve	(74)	(3)	(138)	(5)
Resulting from a gradual 200 basis point increase in the yield curve	143	5	243	9
Other significant scenarios monitored (reflects projected rate movements on April 1, 2018 and January 1, 2018, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve	(61)	(2)	(116)	(5)
Resulting from an immediate 100 basis point increase in the yield curve	125	5	216	8
Resulting from an immediate 100 basis point decrease in the yield curve	(183)	(7)	(323)	(13)
Resulting from an immediate 200 basis point increase in the yield curve	170	6	350	14
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital risk/sensitivity of other comprehensive loss  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk-weighted assets and total equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark was being phased into common equity Tier 1 capital over five years beginning in 2014. At March 31, 2018, we had an available-for-sale securities portfolio of approximately $30,223 million with a negative mark-to-market adjustment of $536 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $299 million to a net loss of $835 million with the following results on our capital ratios:

	March 31, 2018		December 31, 2017
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk-weighted assets	13.6%	13.4%	14.2%	14.1%
Total equity to total assets	10.8	10.7	10.7	10.7

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
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

There have been no material changes to our approach towards market risk management since December 31, 2017. See "Risk Management" in MD&A in our 2017 Form 10-K for a more complete discussion of our approach to market risk.

HSBC USA Inc.

Value at Risk ("VaR")  VaR is a technique for estimating potential losses on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. The use of VaR is integrated into market risk management and calculated for all trading positions regardless of how we capitalize them. In addition, we calculate VaR for non-trading portfolios to have a complete picture of risk. VAR measures are calculated at a 99 percent confidence level and use a one-day holding period.
Trading Portfolios  Trading VaR generates from the Global Markets unit of the GB&M business segment. Portfolios are mainly comprised of foreign exchange products, interest rate swaps and precious metals (i.e., gold, silver, platinum) in both North America and emerging markets.
Daily VaR (trading portfolios), 99 percent 1 day (in millions):
The following table summarizes our trading VaR for the three months ended March 31, 2018:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At March 31, 2018	$3	$6	$1	$(2)	$8

Three Months Ended March 31, 2018
Average	3	7	1	(4)	7
Maximum	5	9	1		9
Minimum	1	5	—		6

At December 31, 2017	$2	$5	$1	$(2)	$6

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
During the first quarter of 2018, we experienced no back-testing exceptions.

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
The following table summarizes our non-trading VaR for the three months ended March 31, 2018:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At March 31, 2018	$58	$19	$(16)	$61

Three Months Ended March 31, 2018
Average	60	19	(18)	61
Maximum	78	21		79
Minimum	38	17		47

At December 31, 2017	$39	$18	$(12)	$45

(1)	Refer to the Trading VaR table above for additional information.
Non-trading VaR also includes the interest rate risk of non-trading financial assets and liabilities held by the global businesses and transfer priced into Balance Sheet Management which has the mandate to centrally manage and hedge it. For a broader discussion on how interest rate risk is managed, please refer to the "Risk Management - Interest Rate Risk Management" section in MD&A in our 2017 Form 10-K.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2018 and 2017 included fees of $18 million and $24 million, respectively.

Three Months Ended March 31,	2018			2017
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$27,091	$110	1.65%	$36,573	$77.85%
Federal funds sold and securities purchased under resale agreements	7,615	48	2.56	9,697	54	2.26
Trading securities	12,774	49	1.56	11,051	58	2.13
Securities	44,516	253	2.30	50,311	242	1.95
Loans:
Commercial	48,283	414	3.48	54,423	382	2.85
Consumer:
Residential mortgages	17,338	147	3.44	17,881	154	3.49
Home equity mortgages	1,162	12	4.19	1,378	13	3.83
Credit cards	735	18	9.93	658	17	10.48
Other consumer	400	7	7.10	460	7	6.17
Total consumer	19,635	184	3.80	20,377	191	3.80
Total loans	67,918	598	3.57	74,800	573	3.11
Other	3,916	16	1.66	2,739	11	1.63
Total interest earning assets	$163,830	$1,074	2.66%	$185,171	$1,015	2.22%
Allowance for credit losses	(653)			(1,011)
Cash and due from banks	795			1,040
Other assets	21,170			15,776
Total assets	$185,142			$200,976
Liabilities and Equity
Domestic deposits:
Savings deposits	$50,310	$71.57%		$50,447	$48.39%
Time deposits	22,472	113	2.04	23,441	78	1.35
Other interest bearing deposits	11,066	30	1.10	12,960	7.22
Foreign deposits:
Foreign banks deposits	4,710	5.43		8,059	13.65
Other interest bearing deposits	1,292	2.63		3,630	4.45
Deposits held for sale	368	1.62		—	—	—
Total interest bearing deposits	90,218	222	1.00	98,537	150.62
Short-term borrowings	6,510	33	2.06	6,520	23	1.43
Long-term debt	33,501	257	3.11	37,824	242	2.59
Total interest bearing deposits and debt	130,229	512	1.59	142,881	415	1.18
Tax liabilities and other	1,826	10	2.22	913	3	1.33
Total interest bearing liabilities	$132,055	$522	1.60%	$143,794	$418	1.18%
Net interest income/Interest rate spread		$552	1.06%		$597	1.04%
Noninterest bearing deposits	27,192			29,781
Other liabilities	5,904			6,925
Total equity	19,991			20,476
Total liabilities and equity	$185,142			$200,976
Net interest margin on average earning assets			1.37%			1.31%
Net interest income to average total assets			1.21%			1.20%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HSBC USA Inc.

PART II
Item 1. Legal Proceedings

See Note 20, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

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
To comply with this requirement, HSBC has requested relevant information from its affiliates globally. During the period covered by this Form 10-Q, HUSI did not engage in activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanction programs described under "Frozen Accounts and Transactions" below. The following activities conducted by our affiliates are disclosed in response to Section 13(r):
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
At March 31, 2018, the HSBC Group had four loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles. One further loan supported by the Japanese Export Credit Agency also matured in the first quarter of 2018.
There was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2018 relating to the loans in repayment. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in the first quarter of 2018 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the first quarter of 2018 and approximately 19 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. These accounts are generally no longer restricted under U.K. law, though HSBC maintains restrictions on the accounts as a matter of policy. The HSBC Group is seeking to exit these accounts and has begun transferring the funds to the client's accounts at other financial institutions. Estimated gross revenue in the first quarter of 2018 on these accounts, which includes fees and/or commissions, was approximately $32,000.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving nine employees of a U.S.-sanctioned Iranian bank in Hong Kong, one of whom joined the scheme during the first quarter of 2018. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the first quarter of 2018 was approximately $97.

HSBC USA Inc.

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
Other Activity The HSBC Group has an insurance company customer in the United Arab Emirates that during the first quarter of 2018 made three payments for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. HSBC processed all three payments to the hospital made by its customer.
The HSBC Group maintains an account for an individual customer that has used an HSBC credit card to make a payment to an Iranian embassy during the first quarter of 2018.
For the activity in this section, there was no measurable gross revenue or net profit to the HSBC Group in the first quarter of 2018.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2018. There was no measurable gross revenue or net profit to the HSBC Group and HSBC Bank USA during the first quarter of 2018 relating to these frozen accounts.

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 26, 2018 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 1, 2018).

12	Computation of Ratio of Earnings to Fixed Charges.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2018 and 2017, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Balance Sheet at March 31, 2018 and December 31, 2017, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2018 and 2017, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 4, 2018

HSBC USA INC.

By:	/s/ MARK A. ZAESKE
Mark A. Zaeske
Senior Executive Vice President and
Chief Financial Officer