Form 10-Q
period 2018-06-30
HSBC USA INC /MD/
filed 2018-08-06
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 3, 2018, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Interest income:
Loans	$637	$548	$1,235	$1,121
Securities	278	242	531	484
Trading securities	53	58	102	116
Short-term investments	157	181	315	312
Other	22	13	38	24
Total interest income	1,147	1,042	2,221	2,057
Interest expense:
Deposits	258	169	480	319
Short-term borrowings	43	32	76	55
Long-term debt	283	251	540	493
Other	8	8	18	11
Total interest expense	592	460	1,114	878
Net interest income	555	582	1,107	1,179
Provision for credit losses	(45)	(21)	(116)	(98)
Net interest income after provision for credit losses	600	603	1,223	1,277
Other revenues:
Credit card fees	15	14	26	25
Trust and investment management fees	34	39	72	77
Other fees and commissions	184	163	344	325
Trading revenue	192	71	355	141
Other securities gains, net	10	19	15	24
Servicing and other fees from HSBC affiliates	87	81	186	195
Residential mortgage banking expense	(2)	(2)	(2)	(4)
Gain (loss) on instruments designated at fair value and related derivatives	4	(1)	34	33
Other income	13	174	20	335
Total other revenues	537	558	1,050	1,151
Operating expenses:
Salaries and employee benefits	212	256	419	521
Support services from HSBC affiliates	405	399	816	783
Occupancy expense, net	45	61	88	102
Other expenses	124	133	745	262
Total operating expenses	786	849	2,068	1,668
Income before income tax	351	312	205	760
Income tax expense	82	108	174	260
Net income	$269	$204	$31	$500

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$269	$204	$31	$500
Net change in unrealized gains (losses), net of tax:
Investment securities	(76)	110	(271)	217
Fair value option liabilities attributable to our own credit spread	129	(9)	141	(88)
Derivatives designated as cash flow hedges	10	(3)	12	(2)
Pension and post-retirement benefit plans	(1)	—	—	—
Total other comprehensive income (loss)	62	98	(118)	127
Comprehensive income (loss)	$331	$302	$(87)	$627

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2018	December 31, 2017
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,340	$1,115
Interest bearing deposits with banks	22,078	11,157
Federal funds sold and securities purchased under agreements to resell (includes $395 million and $80 million designated under fair value option at June 30, 2018 and December 31, 2017, respectively)	10,176	32,618
Trading assets	25,559	16,150
Securities available-for-sale	31,028	30,700
Securities held-to-maturity (fair value of $14.8 billion and $13.9 billion at June 30, 2018 and December 31, 2017, respectively)	15,152	13,977
Loans	66,399	72,563
Less – allowance for credit losses	531	681
Loans, net	65,868	71,882
Loans held for sale (includes $90 million and $471 million designated under fair value option at June 30, 2018 and December 31, 2017, respectively)	213	715
Properties and equipment, net	164	185
Goodwill	1,607	1,607
Other assets	7,502	7,129
Total assets	$180,687	$187,235
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$26,190	$28,153
Interest bearing (includes $7.7 billion designated under fair value option at both June 30, 2018 and December 31, 2017, respectively)	81,336	84,223
Foreign deposits:
Noninterest bearing	278	322
Interest bearing	6,421	5,331
Deposits held for sale	130	673
Total deposits	114,355	118,702
Short-term borrowings (includes $1.3 billion and $2.0 billion designated under fair value option at June 30, 2018 and December 31, 2017, respectively)	6,391	4,650
Long-term debt (includes $12.4 billion and $12.9 billion designated under fair value option at June 30, 2018 and December 31, 2017, respectively)	31,749	34,966
Total debt	152,495	158,318
Trading liabilities	3,277	4,879
Interest, taxes and other liabilities	4,930	3,944
Total liabilities	160,702	167,141
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both June 30, 2018 and December 31, 2017)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both June 30, 2018 and December 31, 2017)	—	—
Additional paid-in capital	18,135	18,130
Retained earnings	1,221	1,130
Accumulated other comprehensive loss	(636)	(431)
Total common equity	18,720	18,829
Total equity	19,985	20,094
Total liabilities and equity	$180,687	$187,235

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at June 30, 2018 and December 31, 2017 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	June 30, 2018	December 31, 2017
	(in millions)
Assets
Other assets	$136	$154
Total assets	$136	$154
Liabilities
Long-term debt	$73	$73
Interest, taxes and other liabilities	57	59
Total liabilities	$130	$132

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30,	2018	2017
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,130	18,148
Employee benefit plans	5	(6)
Balance at end of period	18,135	18,142
Retained earnings
Balance at beginning of period	1,130	1,560
Reclassification from accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	(4)	—
Cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously measured at cost, net of tax	10	—
Reclassification from accumulated other comprehensive loss of cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Legislation”)	91	—
Reclassification to accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	—	(174)
Balance at beginning of period, adjusted	1,227	1,386
Net income	31	500
Cash dividends declared on preferred stock	(37)	(39)
Balance at end of period	1,221	1,847
Accumulated other comprehensive loss
Balance at beginning of period	(431)	(618)
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	4	—
Reclassification to retained earnings of cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation	(91)	—
Reclassification from retained earnings of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	—	174
Balance at beginning of period, adjusted	(518)	(444)
Other comprehensive income (loss), net of tax	(118)	127
Balance at end of period	(636)	(317)
Total common equity	18,720	19,672
Total equity	$19,985	$20,937

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2018	2017
	(in millions)
Cash flows from operating activities
Net income	$31	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(46)	(45)
Provision for credit losses	(116)	(98)
Net realized gains on securities available-for-sale	(15)	(24)
Net change in other assets and liabilities	639	(580)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(1,311)	(1,109)
Sales and collections of loans held for sale	1,786	1,463
Net change in trading assets and liabilities	(11,023)	(4,041)
Lower of amortized cost or fair value adjustments on loans held for sale	(4)	(14)
Gain on instruments designated at fair value and related derivatives	(34)	(33)
Net cash used in operating activities	(10,093)	(3,981)
Cash flows from investing activities
Net change in interest bearing deposits with banks	(11,331)	(9,839)
Net change in federal funds sold and securities purchased under agreements to resell	22,442	11,444
Securities available-for-sale:
Purchases of securities available-for-sale	(5,410)	(6,082)
Proceeds from sales of securities available-for-sale	2,610	10,334
Proceeds from maturities of securities available-for-sale	1,594	873
Securities held-to-maturity:
Purchases of securities held-to-maturity	(2,344)	(1,863)
Proceeds from maturities of securities held-to-maturity	1,154	1,218
Change in loans:
Collections, net of originations	5,728	4,829
Loans sold to third parties	445	1,666
Net cash used for acquisitions of properties and equipment	(2)	(11)
Outflows related to the sale of a portion of our Private Banking business	(378)	—
Other, net	(10)	451
Net cash provided by investing activities	14,498	13,020
Cash flows from financing activities
Net change in deposits	(3,757)	(12,097)
Debt:
Net change in short-term borrowings	1,741	3,784
Issuance of long-term debt	2,678	2,828
Repayment of long-term debt	(5,220)	(3,683)
Other increases (decreases) in capital surplus	5	(6)
Dividends paid	(37)	(39)
Net cash used in financing activities	(4,590)	(9,213)
Net change in cash, due from banks and restricted cash	(185)	(174)
Cash, due from banks and restricted cash at beginning of period	4,044	4,374
Cash, due from banks and restricted cash at end of period(1)	$3,859	$4,200

HSBC USA Inc.

(1)
The following table provides a reconciliation of the total amount of cash, cash equivalents and restricted cash disaggregated by the line items in which they appear within the consolidated balance sheet:

At June 30,	2018	2017
	(in millions)
Cash and due from banks	$1,340	$992
Restricted cash included in interest bearing deposits with banks	2,519	3,208
Total cash, due from banks and restricted cash	$3,859	$4,200

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	10	12	Pension and Other Postretirement Benefits	42
2	Trading Assets and Liabilities	11	13	Fee Income from Contracts with Customers	43
3	Securities	12	14	Related Party Transactions	45
4	Loans	17	15	Business Segments	48
5	Allowance for Credit Losses	27	16	Retained Earnings and Regulatory Capital Requirements	50
6	Loans Held for Sale	29	17	Variable Interest Entities	52
7	Goodwill	30	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	54
8	Sale of Certain Private Banking Client Relationships	30	19	Fair Value Measurements	60
9	Derivative Financial Instruments	30	20	Litigation and Regulatory Matters	77
10	Fair Value Option	37	21	New Accounting Pronouncements	79
11	Accumulated Other Comprehensive Loss	40

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

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Trading assets:
U.S. Treasury	$4,733	$3,391
U.S. Government agency issued or guaranteed	114	122
U.S. Government sponsored enterprises	27	210
Asset-backed securities	240	236
Corporate and foreign bonds	7,687	6,180
Other securities	—	12
Precious metals	9,212	2,274
Derivatives, net	3,546	3,725
Total trading assets	$25,559	$16,150
Trading liabilities:
Securities sold, not yet purchased	$982	$1,722
Payables for precious metals	—	524
Derivatives, net	2,295	2,633
Total trading liabilities	$3,277	$4,879
At June 30, 2018 and December 31, 2017, the fair value of derivatives included in trading assets is net of $2,472 million and $3,423 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2018 and December 31, 2017, the fair value of derivatives included in trading liabilities is net of $4,058 million and $3,680 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$14,019	$148	$(407)	$13,760
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,274	4	(196)	5,082
Collateralized mortgage obligations	621	—	(42)	579
Direct agency obligations	2,990	51	(3)	3,038
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,112	1	(186)	4,927
Collateralized mortgage obligations	775	—	(32)	743
Direct agency obligations	341	15	—	356
Asset-backed securities collateralized by:
Home equity	49	—	(2)	47
Other	101	6	—	107
Foreign debt securities(1)	2,388	1	—	2,389
Total available-for-sale securities	$31,670	$226	$(868)	$31,028
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,944	$1	$(47)	$1,898
Collateralized mortgage obligations	1,772	31	(35)	1,768
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,286	2	(75)	2,213
Collateralized mortgage obligations	9,136	14	(239)	8,911
Obligations of U.S. states and political subdivisions	12	1	—	13
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$15,152	$49	$(396)	$14,805

HSBC USA Inc.

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$15,340	$153	$(329)	$15,164
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,616	—	(77)	3,539
Collateralized mortgage obligations	648	—	(24)	624
Direct agency obligations	3,369	85	—	3,454
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,152	1	(87)	5,066
Collateralized mortgage obligations	792	1	(18)	775
Direct agency obligations	419	19	—	438
Asset-backed securities collateralized by:
Home equity	54	—	(3)	51
Other	506	4	—	510
Foreign debt securities(1)	902	—	—	902
Equity securities	183	—	(6)	177
Total available-for-sale securities	$30,981	$263	$(544)	$30,700
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,113	$10	$(12)	$2,111
Collateralized mortgage obligations	1,281	41	(18)	1,304
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,485	4	(13)	2,476
Collateralized mortgage obligations	8,083	18	(106)	7,995
Obligations of U.S. states and political subdivisions	12	1	—	13
Asset-backed securities collateralized by residential mortgages	3	—	—	3
Total held-to-maturity securities	$13,977	$74	$(149)	$13,902

(1)	Foreign debt securities represent public sector entity, bank or corporate debt.
Net unrealized losses were higher within the available-for-sale portfolio in the six months ended June 30, 2018 due primarily to increasing yields on U.S. Government sponsored mortgage-backed, U.S. Government agency mortgage-backed and U.S. Treasury securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at June 30, 2018 and December 31, 2017 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
June 30, 2018	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	7	$(18)	$808	38	$(389)	$8,859
U.S. Government sponsored enterprises	134	(45)	1,657	88	(196)	3,016
U.S. Government agency issued or guaranteed	47	(146)	4,396	40	(72)	1,284
Asset-backed securities	1	—	—	4	(2)	47
Foreign debt securities	13	—	1,141	1	—	45
Securities available-for-sale	202	$(209)	$8,002	171	$(659)	$13,251
Securities held-to-maturity:
U.S. Government sponsored enterprises	338	$(38)	$1,788	277	$(44)	$918
U.S. Government agency issued or guaranteed	184	(153)	5,976	475	(161)	3,531
Obligations of U.S. states and political subdivisions	—	—	—	1	—	—
Securities held-to-maturity	522	$(191)	$7,764	753	$(205)	$4,449

	One Year or Less			Greater Than One Year
December 31, 2017	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	3	$(3)	$463	48	$(326)	$10,285
U.S. Government sponsored enterprises	83	(7)	883	77	(94)	3,109
U.S. Government agency issued or guaranteed	52	(85)	5,161	23	(20)	573
Asset-backed securities	—	—	—	4	(3)	51
Foreign debt securities	10	—	733	1	—	44
Equity securities	—	—	—	1	(6)	177
Securities available-for-sale	148	$(95)	$7,240	154	$(449)	$14,239
Securities held-to-maturity:
U.S. Government sponsored enterprises	264	$(5)	$1,126	284	$(25)	$1,020
U.S. Government agency issued or guaranteed	116	(48)	5,973	506	(71)	2,962
Obligations of U.S. states and political subdivisions	1	—	—	2	—	—
Securities held-to-maturity	381	$(53)	$7,099	792	$(96)	$3,982
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At June 30, 2018 and December 31, 2017, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

HSBC USA Inc.

Other-Than-Temporary Impairment  On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if its fair value is less than its amortized cost basis at the reporting date. If impaired, we assess whether the impairment is other-than-temporary.
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
During the three and six months ended June 30, 2018 and 2017, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Gross realized gains	$21	$28	$30	$33
Gross realized losses	(11)	(9)	(15)	(9)
Net realized gains	$10	$19	$15	$24

HSBC USA Inc.

Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2018 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at June 30, 2018, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2018. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$3,979	2.16%	$7,342	2.11%	$2,698	3.13%
U.S. Government sponsored enterprises	370	3.83	2,147	2.94	2,460	2.76	3,908	3.08
U.S. Government agency issued or guaranteed	50	1.85	72	2.23	11	3.89	6,095	2.67
Asset-backed securities	—	—	—	—	—	—	150	4.41
Foreign debt securities	1,400.13		988	1.80	—	—	—	—
Total amortized cost	$1,820.93%		$7,186	2.34%	$9,813	2.27%	$12,851	2.91%
Total fair value	$1,824		$7,171		$9,443		$12,590
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$430	2.64%	$171	2.75%	$3,115	2.89%
U.S. Government agency issued or guaranteed	—	—	20	3.72	30	3.51	11,372	2.56
Obligations of U.S. states and political subdivisions	1	4.29	5	3.64	5	4.72	1	4.41
Asset-backed securities	—	—	—	—	—	—	2	8.84
Total amortized cost	$1	4.29%	$455	2.70%	$206	2.91%	$14,490	2.63%
Total fair value	$1		$449		$201		$14,154
Equity Securities As discussed more fully in Note 21, “New Accounting Pronouncements,” beginning January 1, 2018, equity securities (except those accounted for under the equity method or those that result in consolidation) are measured at fair value with changes in fair value recognized in net income.
Included in other assets at June 30, 2018 were $283 million of equity securities which were carried at fair value and $5 million of equity securities without readily determinable fair values which were carried at amortized cost less impairment adjusted for observable price changes.
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. At June 30, 2018, none of our equity securities without readily determinable fair values were determined to be impaired.
Also included in other assets were investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $201 million and $631 million, respectively, at both June 30, 2018 and December 31, 2017.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Commercial loans:
Real estate, including construction	$11,245	$10,533
Business and corporate banking	12,109	12,504
Global banking(1)	18,877	20,088
Other commercial(2)	4,612	9,910
Total commercial	46,843	53,035
Consumer loans:
Residential mortgages	17,326	17,273
Home equity mortgages	1,086	1,191
Credit cards	841	721
Other consumer	303	343
Total consumer	19,556	19,528
Total loans	$66,399	$72,563

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.

(2)
Includes loans to HSBC affiliates which totaled $1,895 million and $6,750 million at June 30, 2018 and December 31, 2017, respectively. See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

At both June 30, 2018 and December 31, 2017, net deferred origination costs and net unamortized premium on our loans totaled $81 million and $8 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at June 30, 2018 and December 31, 2017. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At June 30, 2018	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$18	$9	$27	$11,218	$11,245
Business and corporate banking	11	4	15	12,094	12,109
Global banking	—	—	—	18,877	18,877
Other commercial	1	—	1	4,611	4,612
Total commercial	30	13	43	46,800	46,843
Consumer loans:
Residential mortgages	365	297	662	16,664	17,326
Home equity mortgages	8	31	39	1,047	1,086
Credit cards	11	11	22	819	841
Other consumer	5	5	10	293	303
Total consumer	389	344	733	18,823	19,556
Total loans	$419	$357	$776	$65,623	$66,399

	Past Due		Total Past Due 30 Days or More
At December 31, 2017	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$27	$9	$36	$10,497	$10,533
Business and corporate banking	25	5	30	12,474	12,504
Global banking	—	25	25	20,063	20,088
Other commercial	43	—	43	9,867	9,910
Total commercial	95	39	134	52,901	53,035
Consumer loans:
Residential mortgages	369	344	713	16,560	17,273
Home equity mortgages	11	36	47	1,144	1,191
Credit cards	8	9	17	704	721
Other consumer	5	7	12	331	343
Total consumer	393	396	789	18,739	19,528
Total loans	$488	$435	$923	$71,640	$72,563

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$13	$12
Business and corporate banking	218	215
Global banking	117	385
Other commercial	—	1
Commercial nonaccrual loans held for sale	—	—
Total commercial	348	613
Consumer:
Residential mortgages(1)(2)(3)	405	414
Home equity mortgages(1)(2)	63	67
Consumer nonaccrual loans held for sale	1	1
Total consumer	469	482
Total nonaccruing loans	817	1,095
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	11	9
Other consumer	5	8
Total consumer	16	17
Total accruing loans contractually past due 90 days or more	17	18
Total nonperforming loans	$834	$1,113

(1)
At June 30, 2018 and December 31, 2017, nonaccrual consumer mortgage loans held for investment include $348 million and $360 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
Nonaccrual consumer mortgage loans held for investment include all loans which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(3)
Nonaccrual consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association. Repayment of these loans is predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our consumer loan portfolio.

The following table provides additional information on our nonaccrual loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$13	$18	$27	$38
Interest income that was recorded on nonaccrual loans and included in interest income during the period	6	2	15	13

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rates, which generally results in a higher reserve requirement for these loans, the loan's observable market price or, in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three and six months ended June 30, 2018 and 2017 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three and six months ended June 30, 2018 and 2017 and as a result of this action became classified as TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Commercial loans:
Business and corporate banking	$—	$24	$—	$24
Global banking	—	86	—	86
Total commercial	—	110	—	110
Consumer loans:
Residential mortgages	12	10	17	16
Home equity mortgages	1	2	3	4
Credit cards	1	1	2	2
Total consumer	14	13	22	22
Total	$14	$123	$22	$132
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and six months ended June 30, 2018 was 1.58 percent and 2.02 percent, respectively, compared with 1.78 percent and 1.71 percent during the three and six months ended June 30, 2017, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	June 30, 2018		December 31, 2017
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)(2)
Commercial loans:
Business and corporate banking	$117	$139	$194	$266
Global banking	124	130	175	180
Total commercial(3)	241	269	369	446
Consumer loans:
Residential mortgages(4)	663	754	683	779
Home equity mortgages(4)	34	67	33	66
Credit cards	4	4	4	4
Total consumer	701	825	720	849
Total TDR Loans(5)	$942	$1,094	$1,089	$1,295
Allowance for credit losses for TDR Loans:(6)
Commercial loans:
Business and corporate banking	$3		$12
Global banking	—		19
Total commercial	3		31
Consumer loans:
Residential mortgages	5		7
Home equity mortgages	1		1
Credit cards	1		1
Total consumer	7		9
Total allowance for credit losses for TDR Loans	$10		$40

(1)
TDR Loans are considered to be impaired loans. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $200 million and $329 million at June 30, 2018 and December 31, 2017, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $121 million and $245 million at June 30, 2018 and December 31, 2017, respectively.

(4)
At June 30, 2018 and December 31, 2017, the carrying value of consumer mortgage TDR Loans held for investment includes $635 million and $655 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	At June 30, 2018 and December 31, 2017, the carrying value of TDR Loans includes $433 million and $559 million, respectively, of loans which are classified as nonaccrual.

(6)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Real estate, including construction	$—	$31	$—	$31
Business and corporate banking	137	265	156	277
Global banking	110	143	132	145
Total commercial	247	439	288	453
Consumer loans:
Residential mortgages	664	708	670	712
Home equity mortgages	35	30	34	29
Credit cards	4	4	4	4
Total consumer	703	742	708	745
Total average balance of TDR Loans	$950	$1,181	$996	$1,198
Interest income recognized on TDR Loans:
Commercial loans:
Business and corporate banking	$—	$1	$4	$4
Global banking	1	1	2	1
Total commercial	1	2	6	5
Consumer loans:
Residential mortgages	7	7	14	14
Home equity mortgages	1	1	1	1
Total consumer	8	8	15	15
Total interest income recognized on TDR Loans	$9	$10	$21	$20
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Consumer loans:
Residential mortgages	$—	$2	$2	$5
Home equity mortgages	1	—	2	—
Total consumer	$1	$2	$4	$5
During the three and six months ended June 30, 2018 and 2017, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve for impaired commercial loans:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At June 30, 2018
Real estate, including construction	$3	$8	$11	$1	$12
Business and corporate banking	137	120	257	27	288
Global banking	28	145	173	15	179
Total commercial	$168	$273	$441	$43	$479
At December 31, 2017
Real estate, including construction	$—	$11	$11	$—	$11
Business and corporate banking	121	129	250	45	311
Global banking	262	175	437	82	520
Total commercial	$383	$315	$698	$127	$842

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $241 million and $369 million at June 30, 2018 and December 31, 2017, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Average balance of impaired commercial loans:
Real estate, including construction	$12	$44	$11	$43
Business and corporate banking	272	304	264	317
Global banking	248	577	311	605
Other commercial	—	7	—	7
Total average balance of impaired commercial loans	$532	$932	$586	$972
Interest income recognized on impaired commercial loans:
Business and corporate banking	$1	$1	$6	$5
Global banking	1	1	2	1
Total interest income recognized on impaired commercial loans	$2	$2	$8	$6

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At June 30, 2018
Real estate, including construction	$480	$85	$4	$569
Business and corporate banking	368	334	25	727
Global banking	297	1,059	14	1,370
Other commercial	10	—	—	10
Total commercial	$1,155	$1,478	$43	$2,676
At December 31, 2017
Real estate, including construction	$467	$117	$1	$585
Business and corporate banking	477	519	44	1,040
Global banking	452	1,612	82	2,146
Other commercial	11	—	—	11
Total commercial	$1,407	$2,248	$127	$3,782
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2018
Real estate, including construction	$11,232	$13	$—	$11,245
Business and corporate banking	11,890	218	1	12,109
Global banking	18,760	117	—	18,877
Other commercial	4,612	—	—	4,612
Total commercial	$46,494	$348	$1	$46,843
At December 31, 2017
Real estate, including construction	$10,521	$12	$—	$10,533
Business and corporate banking	12,288	215	1	12,504
Global banking	19,703	385	—	20,088
Other commercial	9,909	1	—	9,910
Total commercial	$52,421	$613	$1	$53,035

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At June 30, 2018
Real estate, including construction	$8,132	$3,113	$11,245
Business and corporate banking	5,331	6,778	12,109
Global banking	13,208	5,669	18,877
Other commercial	3,426	1,186	4,612
Total commercial	$30,097	$16,746	$46,843
At December 31, 2017
Real estate, including construction	$7,456	$3,077	$10,533
Business and corporate banking	5,752	6,752	12,504
Global banking	13,218	6,870	20,088
Other commercial	8,341	1,569	9,910
Total commercial	$34,767	$18,268	$53,035

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	June 30, 2018		December 31, 2017
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$356	2.05%	$425	2.46%
Home equity mortgages(1)(2)	32	2.95	39	3.27
Credit cards	15	1.78	12	1.66
Other consumer	8	2.23	10	2.48
Total consumer	$411	2.09%	$486	2.48%

(1)
At June 30, 2018 and December 31, 2017, consumer mortgage loan delinquency includes $285 million and $342 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $1 million and $1 million, respectively, relating to loans held for sale.

(2)	At June 30, 2018 and December 31, 2017, consumer mortgage loans and loans held for sale include $162 million and $159 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2018
Residential mortgages	$16,921	$405	$—	$17,326
Home equity mortgages	1,023	63	—	1,086
Credit cards	830	—	11	841
Other consumer	298	—	5	303
Total consumer	$19,072	$468	$16	$19,556
At December 31, 2017
Residential mortgages	$16,859	$414	$—	$17,273
Home equity mortgages	1,124	67	—	1,191
Credit cards	712	—	9	721
Other consumer	335	—	8	343
Total consumer	$19,030	$481	$17	$19,528
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At June 30, 2018 and December 31, 2017, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,275 million and $3,424 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and six months ended June 30, 2018 and 2017:

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Three Months Ended June 30, 2018
Allowance for credit losses – beginning of period	$92	$207	$211	$19	$18	$10	$38	$4	$599
Provision charged (credited) to income	(4)	(27)	(25)	—	(4)	—	13	2	(45)
Charge-offs	—	(6)	(32)	—	(1)	(2)	(7)	(2)	(50)
Recoveries	—	22	—	—	2	1	1	1	27
Net (charge-offs) recoveries	—	16	(32)	—	1	(1)	(6)	(1)	(23)
Allowance for credit losses – end of period	$88	$196	$154	$19	$15	$9	$45	$5	$531

Three Months Ended June 30, 2017
Allowance for credit losses – beginning of period	$92	$266	$470	$15	$24	$17	$31	$6	$921
Provision charged (credited) to income	(9)	(5)	—	—	(8)	(4)	6	(1)	(21)
Charge-offs	(2)	(2)	(45)	(1)	—	(2)	(8)	(1)	(61)
Recoveries	—	2	—	—	4	1	1	1	9
Net (charge-offs) recoveries	(2)	—	(45)	(1)	4	(1)	(7)	—	(52)
Allowance for credit losses – end of period	$81	$261	$425	$14	$20	$12	$30	$5	$848

Six Months Ended June 30, 2018
Allowance for credit losses – beginning of period	$82	$244	$264	$18	$25	$11	$32	$5	$681
Provision charged (credited) to income	6	(61)	(74)	1	(14)	(1)	25	2	(116)
Charge-offs	—	(31)	(37)	—	(1)	(4)	(15)	(3)	(91)
Recoveries	—	44	1	—	5	3	3	1	57
Net (charge-offs) recoveries	—	13	(36)	—	4	(1)	(12)	(2)	(34)
Allowance for credit losses – end of period	$88	$196	$154	$19	$15	$9	$45	$5	$531
Ending balance: collectively evaluated for impairment	$87	$169	$139	$19	$10	$8	$44	$5	$481
Ending balance: individually evaluated for impairment	1	27	15	—	5	1	1	—	50
Total allowance for credit losses	$88	$196	$154	$19	$15	$9	$45	$5	$531

Loans:
Collectively evaluated for impairment(1)	$11,234	$11,852	$18,704	$4,612	$16,397	$1,019	$837	$303	$64,958
Individually evaluated for impairment(2)	11	257	173	—	59	3	4	—	507
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	870	64	—	—	934
Total loans	$11,245	$12,109	$18,877	$4,612	$17,326	$1,086	$841	$303	$66,399

HSBC USA Inc.

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Six Months Ended June 30, 2017
Allowance for credit losses – beginning of period	$92	$317	$508	$13	$26	$20	$34	$7	$1,017
Provision charged (credited) to income	(8)	(47)	(39)	2	(8)	(6)	9	(1)	(98)
Charge-offs	(3)	(23)	(45)	(1)	(3)	(4)	(16)	(2)	(97)
Recoveries	—	14	1	—	5	2	3	1	26
Net (charge-offs) recoveries	(3)	(9)	(44)	(1)	2	(2)	(13)	(1)	(71)
Allowance for credit losses – end of period	$81	$261	$425	$14	$20	$12	$30	$5	$848
Ending balance: collectively evaluated for impairment	$74	$221	$223	$14	$13	$11	$29	$5	$590
Ending balance: individually evaluated for impairment	7	40	202	—	7	1	1	—	258
Total allowance for credit losses	$81	$261	$425	$14	$20	$12	$30	$5	$848

Loans:
Collectively evaluated for impairment(1)	$10,197	$12,584	$20,446	$4,427	$16,114	$1,215	$643	$424	$66,050
Individually evaluated for impairment(2)	43	284	601	6	58	3	4	—	999
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	947	67	—	—	1,014
Total loans	$10,240	$12,868	$21,047	$4,433	$17,119	$1,285	$647	$424	$68,063

(1)
Other commercial includes loans to HSBC affiliates totaling $1,895 million and $1,423 million at June 30, 2018 and 2017, respectively, for which we do not carry an associated allowance for credit losses.

(2)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $635 million and $670 million at June 30, 2018 and 2017, respectively.

HSBC USA Inc.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Commercial loans:
Real estate, including construction	$—	$115
Global banking	126	533
Total commercial	126	648
Consumer loans:
Residential mortgages	31	6
Other consumer	56	61
Total consumer	87	67
Total loans held for sale	$213	$715
Commercial Loans Commercial loans held for sale primarily consists of certain loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $90 million and $471 million at June 30, 2018 and December 31, 2017, respectively. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $36 million and $62 million at June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018, we reversed less than $1 million and $3 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded on commercial loans held for sale as a component of other income in the consolidated statement of income as a result of an increase in fair value due to improved pricing compared with reversing $2 million and $1 million during the three and six months ended June 30, 2017, respectively.
Consumer Loans Prior to 2018 applications, we sold agency-eligible residential mortgage loan originations on a servicing released basis directly to PHH Mortgage Corporation ("PHH Mortgage"). Beginning with 2018 applications, PHH Mortgage is no longer obligated to purchase these loans from us directly upon origination and instead we currently intend to market these loans for sale to other third parties on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking expense in the accompanying consolidated statement of income.
Other consumer loans held for sale reflects student loans which we no longer originate.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. As discussed above, prior to 2018 applications, PHH Mortgage was obligated to purchase agency-eligible loans from us directly upon origination and, as such, we retained none of the risk of market changes in mortgage rates for these loans purchased by PHH Mortgage. Beginning with 2018 applications, we now market these loans for sale to other third parties. As a result, in 2018, we have reinstated an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates, partially mitigating the interest rate risk for these mortgage loans. Revenue associated with this economic hedging program, which is included in residential mortgage banking expense in the consolidated statement of income, was less than $1 million during both the three and six months ended June 30, 2018.
Valuation Allowances Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $3 million and $5 million at June 30, 2018 and December 31, 2017, respectively. The valuation allowance on commercial loans held for sale was $6 million and $10 million at June 30, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

7. Goodwill

Goodwill was $1,607 million at both June 30, 2018 and December 31, 2017. Goodwill for these periods reflects accumulated impairment losses of $670 million, which were recognized in prior periods. During the first half of 2018, there were no events or changes in circumstances to indicate that it is more likely than not the fair values of any of our reporting units have reduced below their respective carrying amounts.

8. Sale of Certain Private Banking Client Relationships

In August 2017, our Private Banking business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS Wealth Management Americas (“UBS”). Under the terms of the agreement, we facilitate the referral of these client relationships to UBS, including the transfer of their client assets as well as the transfer of the relationship managers and client service employees that support these clients. At the time the agreement was signed, total client assets associated with these relationships consisted of approximately $3.5 billion in client investments (which were not reported on our balance sheet) and $1.7 billion in client deposits (which were reported on our balance sheet). Loans associated with these client relationships were not included in the agreement. UBS will pay us a fee of 0.5 percent of the aggregate client assets transferred during the first two years after the agreement was signed. Therefore, the consideration we expect to receive is contingent upon the clients’ decisions to transfer their accounts to UBS, the timing and amounts of client assets transferred and the acceptance of the client assets by UBS. As a result of entering into the agreement, we recorded the contingent consideration expected to be received of $15 million as a receivable at estimated fair value within other assets and recognized a pre-tax gain on sale, net of allocated goodwill and transaction costs, of $8 million in other income during the third quarter of 2017. The fair value of the contingent consideration is estimated using a discounted cash flow methodology with changes in fair value recognized in other income. During the second quarter of 2018, we reduced the contingent consideration receivable to $12 million and recognized a $3 million loss in other income as a result of a decline in estimated fair value based on the amount of client assets transferred to date and a revised estimate of the amount of remaining client assets that we expect will be transferred.
Through June 30, 2018, we have completed the transfers of approximately $1.3 billion of client investments and $0.7 billion of client deposits to UBS. We have estimated the amount of remaining client deposits that we expect will be transferred to UBS, which was approximately $0.1 billion at June 30, 2018 compared with $0.7 billion at December 31, 2017, and have classified them as held for sale in our consolidated balance sheet. No lower of cost or fair value adjustment was required as a result of the transfer of deposits to held for sale. An additional $0.1 billion of deposits at June 30, 2018 could be transferred in the event all remaining client deposits associated with these client relationships were to be transferred.

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

HSBC USA Inc.

	June 30, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$—	$—	$84	$390
Bilateral OTC(2)	—	100	—	134
Interest rate contracts	—	100	84	524
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	36	—	10	—
OTC-cleared(2)	—	—	4	86
Bilateral OTC(2)	—	9	—	22
Interest rate contracts	—	9	4	108
Total derivatives accounted for as hedges	36	109	98	632
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	7	132	6	59
OTC-cleared(2)	122	14	11,905	10,526
Bilateral OTC(2)	9,805	10,765	11,549	12,997
Interest rate contracts	9,934	10,911	23,460	23,582
Exchange-traded(2)	1	—	4	—
Bilateral OTC(2)	18,197	17,550	15,746	14,666
Foreign exchange contracts	18,198	17,550	15,750	14,666
Equity contracts - bilateral OTC(2)	2,831	2,812	2,820	2,806
Exchange-traded(2)	104	28	52	108
Bilateral OTC(2)	732	674	502	613
Precious metals contracts	836	702	554	721
OTC-cleared(2)	161	156	67	75
Bilateral OTC(2)	782	643	589	485
Credit contracts	943	799	656	560
Other non-qualifying derivatives not accounted for as hedges(1)
OTC-cleared(2)	—	—	519	60
Bilateral OTC(2)	124	282	170	164
Interest rate contracts	124	282	689	224
Foreign exchange contracts - bilateral OTC(2)	42	18	—	—
Equity contracts - bilateral OTC(2)	968	298	1,264	145
Precious metals contracts - bilateral OTC(2)	—	—	—	1
Credit contracts - bilateral OTC(2)	16	11	—	24
Other contracts - bilateral OTC(2)(4)	8	59	6	52
Total derivatives	33,936	33,551	45,297	43,413
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	27,075	27,075	36,394	36,394
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	3,166	4,178	4,480	3,823
Net amounts of derivative assets / liabilities presented in the balance sheet	3,695	2,298	4,423	3,196
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	663	394	742	370
Net amounts of derivative assets / liabilities	$3,032	$1,904	$3,681	$2,826

(1)
Derivative assets / liabilities related to cash flow hedges, fair value hedges and derivative instruments held for purposes other than for trading are recorded in other assets / interest, taxes and other liabilities on the consolidated balance sheet.

(2)
Over-the-counter ("OTC") derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements. OTC-cleared derivatives are executed bilaterally in the OTC market but then novated to a central clearing counterparty, whereby the central clearing counterparty becomes the counterparty to each of the original counterparties. Exchange traded derivatives are executed directly on an organized exchange. Credit risk is minimized for OTC-cleared derivatives and exchange traded derivatives through daily margining requirements. During the first quarter of 2018, a central clearing counterparty amended its rules for OTC-cleared interest rate derivatives to legally re-characterize daily variation margin

HSBC USA Inc.

payments to be settlement payments as opposed to cash collateral posted. The impact of reflecting the rule change for this central clearing counterparty as of December 31, 2017 would have been a reduction in gross derivative assets and liabilities of approximately $11.5 billion and $10.3 billion, respectively, with corresponding decreases in the related counterparty and cash collateral netting.

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
We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $184 million and $132 million at June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018, respectively, we amortized nil and $1 million of basis adjustments related to terminated and/or re-designated fair value hedges of our debt compared with $1 million and $3 million during the three and six months ended June 30, 2017, respectively. The total accumulated unamortized basis adjustments related to terminated and/or re-designated fair value hedges amounted to a decrease in the carrying amount of our debt of $7 million at June 30, 2018 and an increase of $7 million at December 31, 2017.
We recorded basis adjustments for active fair value hedges of available-for-sale ("AFS") securities which decreased the carrying amount of the securities by $96 million at June 30, 2018 and increased the carrying amount of the securities by $279 million at December 31, 2017.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their locations on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Net Interest Income	Other Income	Net Interest Income	Other Income	Other Income
	(in millions)
Three Months Ended June 30, 2018
Interest rate contracts / AFS Securities	$(10)	$125	$89	$(117)	$8
Interest rate contracts / long-term debt	(14)	(7)	(53)	4	(3)
Total	$(24)	$118	$36	$(113)	$5

Three Months Ended June 30, 2017
Interest rate contracts / AFS Securities	$(36)	$(147)	$91	$147	$—
Interest rate contracts / long-term debt	4	32	(68)	(30)	2
Total	$(32)	$(115)	$23	$117	$2

Six Months Ended June 30, 2018
Interest rate contracts / AFS Securities	$(33)	$487	$176	$(474)	$13
Interest rate contracts / long-term debt	(20)	(67)	(110)	65	(2)
Total	$(53)	$420	$66	$(409)	$11

Six Months Ended June 30, 2017
Interest rate contracts / AFS Securities	$(67)	$(61)	$180	$64	$3
Interest rate contracts / long-term debt	12	19	(134)	(16)	3
Total	$(55)	$(42)	$46	$48	$6
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
At June 30, 2018 and December 31, 2017, active cash flow hedge relationships extend or mature through July 2036. During the three and six months ended June 30, 2018, respectively, $5 million and $9 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $3 million and $6 million during the three and six months ended June 30, 2017, respectively. During the next twelve months, we expect to amortize $21 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the hedging instruments is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2018	2017		2018	2017		2018	2017
	(in millions)
Three Months Ended June 30,
Foreign exchange contracts	$(1)	$—	Net interest income	$—	$—	Other income	$—	$—
Interest rate contracts	$9	$(9)	Net interest income	$(5)	$(3)	Other income	$—	$—
Total	$8	$(9)		$(5)	$(3)		$—	$—

Six Months Ended June 30,
Foreign exchange contracts	$(6)	$—	Net interest income	$—	$—	Other income	$—	$—
Interest rate contracts	12	(11)	Net interest income	(9)	(6)	Other income	—	—
Total	$6	$(11)		$(9)	$(6)		$—	$—
Trading Derivatives and Non-Qualifying Hedging Activities  In addition to risk management, we also enter into derivative contracts, including buy- and sell-protection credit derivatives, for the purposes of trading and market making, or repackaging risks to form structured trades to meet clients' risk taking objectives. Additionally, we buy or sell securities and use derivatives to mitigate the market risks arising from our trading activities with our clients that exceed our risk appetite. We also use buy-protection credit derivatives to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue. Counterparty credit risk associated with OTC derivatives, including risk-mitigating buy protection credit derivatives, are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.
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

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses on economic hedges are recognized in gain (loss) on instruments designated at fair value and related derivatives or other income while the derivative asset or liability positions are reflected as other assets or other liabilities.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(in millions)
Interest rate contracts	Trading revenue	$126	$(177)	$329	$(197)
Foreign exchange contracts	Trading revenue	28	126	(72)	69
Equity contracts	Trading revenue	2	(2)	(1)	(1)
Precious metals contracts	Trading revenue	85	51	215	111
Credit contracts	Trading revenue	(1)	(46)	(4)	(46)
Total		$240	$(48)	$467	$(64)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(54)	$72	$(216)	$75
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	(8)	(6)	(10)	3
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	167	161	(172)	521
Credit contracts	Other income	12	2	10	(30)
Other contracts(1)	Other income	(12)	(2)	(14)	(2)
Total		$105	$227	$(402)	$567

(1)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at June 30, 2018 was $1,025 million, for which we had posted collateral of $665 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2017 was $1,063 million, for which we had posted collateral of $758 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.

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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$25	$46
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2018	December 31, 2017
	(in millions)
Interest rate:
Futures and forwards	$937,672	$735,757
Swaps	3,009,143	2,687,273
Options written	100,512	77,144
Options purchased	117,847	93,042
	4,165,174	3,593,216
Foreign exchange:
Swaps, futures and forwards	1,061,194	924,163
Options written	29,417	25,911
Options purchased	29,916	26,617
Spot	40,302	19,401
	1,160,829	996,092
Commodities, equities and precious metals:
Swaps, futures and forwards	53,437	38,709
Options written	33,847	31,631
Options purchased	45,720	43,202
	133,004	113,542
Credit derivatives	91,081	90,290
Other contracts(1)	748	644
Total	$5,550,836	$4,793,784

(1)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

HSBC USA Inc.

10. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and endorsed by the European Union ("EU"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain fixed-rate long-term debt issuances and all of our hybrid instruments, including structured notes and deposits. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), changes in the fair value of fair value option assets and liabilities related to interest rate, credit and other risks as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives are reported in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At June 30, 2018 and December 31, 2017, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
Long-Term Debt (Own Debt Issuances)  We elected to apply FVO accounting for certain fixed-rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect to hedge accounting without having to meet the hedge accounting requirements. The own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instruments. The observed market price of these instruments reflects the effect of changes to our own credit spreads and interest rates. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) in the consolidated statement of income related to long-term debt designated at fair value are summarized in the table below.
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

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At June 30, 2018
Commercial loans held for sale	$90	$94	$(4)
Securities purchased under resale agreements	395	395	—
Securities sold under repurchase agreements	1,315	1,315	—
Fixed rate long-term debt	1,973	1,750	223
Hybrid instruments:
Structured deposits	7,701	7,926	(225)
Structured notes	10,409	9,649	760
At December 31, 2017
Commercial loans held for sale	$471	$483	$(12)
Securities purchased under resale agreements	80	80	—
Securities sold under repurchase agreements	2,032	2,031	1
Fixed rate long-term debt	2,230	1,750	480
Hybrid instruments:
Structured deposits	7,693	7,685	8
Structured notes	10,656	9,530	1,126

HSBC USA Inc.

Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three and six months ended June 30, 2018 and 2017:

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2018
Interest rate and other components(1)	$—	$—	$1	$34	$(135)	$(100)
Credit risk component(2)	(1)	—	—	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	—	1	34	(135)	(101)
Mark-to-market on related derivatives	—	—	—	(33)	127	94
Net realized gain on related long-term debt derivatives	—	—	—	11	—	11
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$—	$1	$12	$(8)	$4

Three Months Ended June 30, 2017
Interest rate and other components(1)	$—	$1	$2	$(26)	$(204)	$(227)
Credit risk component(2)	(1)	—	—	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	1	2	(26)	(204)	(228)
Mark-to-market on related derivatives	—	—	—	17	196	213
Net realized gain on related long-term debt derivatives	—	—	—	14	—	14
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$1	$2	$5	$(8)	$(1)

Six Months Ended June 30, 2018
Interest rate and other components(1)	$—	$—	$—	$122	$307	$429
Credit risk component(2)	3	—	—	—	—	3
Total mark-to-market on financial instruments designated at fair value	3	—	—	122	307	432
Mark-to-market on related derivatives	—	—	—	(110)	(312)	(422)
Net realized gain on related long-term debt derivatives	—	—	—	24	—	24
Gain (loss) on instruments designated at fair value and related derivatives	$3	$—	$—	$36	$(5)	$34

Six Months Ended June 30, 2017
Interest rate and other components(1)	$—	$7	$3	$(7)	$(567)	$(564)
Credit risk component(2)	(2)	—	—	—	—	(2)
Total mark-to-market on financial instruments designated at fair value	(2)	7	3	(7)	(567)	(566)
Mark-to-market on related derivatives	—	—	—	(7)	577	570
Net realized gain on related long-term debt derivatives	—	—	—	29	—	29
Gain (loss) on instruments designated at fair value and related derivatives	$(2)	$7	$3	$15	$10	$33

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

(2)	The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in common equity as a component of other comprehensive income.

HSBC USA Inc.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended June 30,	2018	2017
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(494)	$(354)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(22) million and $70 million, respectively	(73)	118
Reclassification adjustment for gains realized in net income, net of tax of $(3) million and $(7) million, respectively(2)	(7)	(12)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $1 million and $2 million, respectively(3)	4	4
Total other comprehensive income (loss) for period	(76)	110
Balance at end of period	(570)	(244)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	(11)	95
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during the period, net of tax of $41 million and $(6) million, respectively	129	(9)
Total other comprehensive income (loss) for period	129	(9)
Balance at end of period	118	86
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(197)	(156)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $2 million and $(3) million, respectively	6	(5)
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $1 million, respectively(5)	4	2
Total other comprehensive income (loss) for period	10	(3)
Balance at end of period	(187)	(159)
Pension and postretirement benefit liability:
Balance at beginning of period	4	—
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million and less than $1 million, respectively	(1)	—
Total other comprehensive loss for period	(1)	—
Balance at end of period	3	—
Total accumulated other comprehensive loss at end of period	$(636)	$(317)

HSBC USA Inc.

Six Months Ended June 30,	2018	2017
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(250)	$(461)
Cumulative effective adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax of $2 million(1)	4	—
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	(53)	—
Balance at beginning of period, adjusted	(299)	(461)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(85) million and $134 million, respectively	(266)	224
Reclassification adjustment for gains realized in net income, net of tax of $(4) million and $(9) million, respectively(2)	(11)	(15)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $2 million and $5 million, respectively(3)	6	8
Total other comprehensive income (loss) for period	(271)	217
Balance at end of period	(570)	(244)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	(19)	—
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	(4)	—
Cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax of $103 million(4)	—	174
Balance at beginning of period, adjusted	(23)	174
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $46 million and $(52) million, respectively	141	(88)
Total other comprehensive income (loss) for period	141	(88)
Balance at end of period	118	86
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(164)	(157)
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	(35)	—
Balance at beginning of period, adjusted	(199)	(157)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $2 million and $(4) million, respectively	5	(6)
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $2 million, respectively(5)	7	4
Total other comprehensive income (loss) for period	12	(2)
Balance at end of period	(187)	(159)
Pension and postretirement benefit liability:
Balance at beginning of period	2	—
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	1	—
Balance at beginning of period, adjusted	3	—
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million and less than $1 million, respectively	—	—
Total other comprehensive income for period	—	—
Balance at end of period	3	—
Total accumulated other comprehensive loss at end of period	$(636)	$(317)

(1)	See Note 21, "New Accounting Pronouncements," for additional discussion.

(2)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

(3)
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

(4)	See Note 2, "Summary of Significant Accounting Polices and New Accounting Pronouncements," in our 2017 Form 10-K for additional discussion.

(5)	Amount reclassified to net income is included in interest income (expense) in our consolidated statement of income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Interest cost on projected benefit obligation	$15	$18	$30	$36
Expected return on plan assets	(19)	(22)	(40)	(43)
Amortization of net actuarial loss	5	8	10	18
Administrative costs	1	1	2	2
Pension expense	$2	$5	$2	$13
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Interest cost on accumulated benefit obligation	$1	$—	$1	$1
Net periodic postretirement benefit cost	$1	$—	$1	$1

HSBC USA Inc.

13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and six months ended June 30, 2018 and 2017. Following the table is a description of the various types of fee-based activities and how revenue associated with these activities is recognized.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Credit card fees	$15	$14	$26	$25
Trust and investment management fees	34	39	72	77
Other fees and commissions:
Account services	73	69	138	137
Credit facilities	86	71	164	143
Custodial fees	3	6	5	11
Other fees	22	17	37	34
Total other fees and commissions	184	163	344	325
Servicing and other fees from HSBC affiliates	87	81	186	195
Insurance(1)	3	3	6	7
Total fee income from contracts with customers	323	300	634	629
Other non-fee revenues	214	258	416	522
Total other revenues(2)	$537	$558	$1,050	$1,151

(1)	Included within other income in the consolidated statement of income.

(2)	See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees Credit card fees include interchange fees earned from merchants who accept our cards in connection with the purchase of their goods and/or services. These fees are recognized when we satisfy the performance obligation by simultaneously approving a card holder's purchase at the point of sale and remitting payment to the merchant. We recognized interchange fees of $22 million and $43 million during the three and six months ended June 30, 2018, respectively, compared with $20 million and $39 million during the three and six months ended June 30, 2017, respectively. Annual fees on credit cards, net of direct lending costs, are billed upfront and recognized on a straight-line basis over one year. Other credit card fees such as cash advance and over-limit fees are transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. Costs related to our credit card rewards program vary based on multiple factors including card holder activity, card holder reward redemption rates and card holder reward selections. These costs are recorded when the rewards are earned by the customer and are presented as a reduction to credit card fees. Credit card rewards program costs totaled $9 million and $21 million during the three and six months ended June 30, 2018, respectively, compared with $7 million and $16 million during the three and six months ended June 30, 2017, respectively.
Trust and investment management fees Trust and investment management fees include investment management and administration fees which are typically billed as a percentage of the average value of a customer's assets during an agreed payment period or for some contracts, the value of a customer's assets at the end of an agreed payment period and therefore represent variable consideration. The fee percentage and payment period are agreed with the customer upfront. Generally, payment periods are monthly or quarterly and coincide with our reporting periods, thereby resolving the uncertainty of the variable consideration by the reporting date. For payment periods that do not coincide with our reporting periods, judgment is required to estimate the fee and determine the amount to include in an accrual. An accrual is only recorded to the extent it is highly probable that a significant reversal of revenue will not occur. In most cases, a significant reversal of revenue is not highly probable. Other trust and investment management fees are transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. From time to time, we may also receive performance fees from some funds, though these fees are typically only recognized when the performance fee is determinable and the uncertainty of the variable consideration is resolved.
Account services We provide services for various commercial and consumer customer accounts that generate fees from various activities including: accounts statements, ATM transactions, cash withdrawals, wire transfers, check cashing, debit cards and internet and phone banking. The fees for these services are established in the customer account agreement and are either billed individually at the time the service is performed or on a monthly basis for a package or bundle of services as the services are performed. The performance obligation for these services is met when the services are performed. Customer account agreements

HSBC USA Inc.

typically include a package of services with multiple performance obligations or a bundle of services making up a single performance obligation. In the case of a package of services, the pattern of transfer to the customer is usually the same for all services, and therefore the package of services is treated as a single performance obligation. In some cases, a package or bundle of services is billed upfront as an annual fee and recognized on a straight-line basis over one year as the services are performed and the performance obligation is met.
Credit facilities Credit facilities fees include fees generated from lending activities that are not included in the direct loan origination fees which are recognized in interest income as an adjustment to yield. This includes fees associated with loan commitments, revolving credit facilities, standby letters of credit, loan syndication and other transaction based fees. These fees are either billed as a fixed price or as a percentage of the approved lending limit or transaction value. The fee percentage is agreed with the customer upfront. Although the percentage-based fees represent variable consideration, the uncertainty of the variable consideration is resolved by the time the revenue is recognized as the lending limit or transaction value is known on the contract or transaction date. Loan syndication fees received for managing a syndication and other transaction based fees are recognized and billed at the point in time the transaction occurs, which is when the performance obligation is met. Fees associated with loan commitments, revolving credit facilities and standby letters of credit are billed upfront and recognized on a straight-line basis over the period the service is performed which is when the performance obligation is met (e.g. the commitment period). In the event a loan commitment or standby letter of credit is exercised, the remaining unamortized fee is recognized as an adjustment to yield over the loan term.
Custodial fees We earn fees from providing customers with custody services, including the safekeeping of financial assets and the processing and servicing of those assets. These fees are typically recognized and billed on a monthly basis over the period the service is performed which is when the performance obligation is met, as a percentage of the value of the customer's assets held in custody (calculated daily or monthly). The fee percentage is agreed with the customer upfront.
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
Insurance We earn commissions from the sale of third-party insurance policies which are typically recognized on a weekly or monthly basis, when the policy goes into effect which is when the performance obligation is met.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively totaled $2 million and $1 million at June 30, 2018 and December 31, 2017, respectively. We expect to recognize this revenue over a remaining period of one year or less.
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

	June 30, 2018	December 31, 2017
	(in millions)
Assets:
Cash and due from banks	$351	$191
Interest bearing deposits with banks	182	473
Securities purchased under agreements to resell(1)	330	1,115
Trading assets	111	63
Loans	1,895	6,750
Other(2)	212	134
Total assets	$3,081	$8,726
Liabilities:
Deposits	$11,502	$10,521
Trading liabilities	174	737
Short-term borrowings	838	1,595
Long-term debt	4,843	4,841
Other(2)	282	387
Total liabilities	$17,639	$18,081

(1)	Reflects purchases of securities which other HSBC affiliates have agreed to repurchase.

(2)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Income/(Expense):
Interest income	$24	$11	$46	$35
Interest expense	(90)	(70)	(168)	(136)
Net interest expense	(66)	(59)	(122)	(101)
Trading revenue (expense)	(627)	(891)	531	(806)
Servicing and other fees from HSBC affiliates:(1)
HSBC Bank plc	43	34	84	75
HSBC Markets (USA) Inc. ("HMUS")	30	18	61	35
HSBC Finance Corporation ("HSBC Finance")	1	3	2	37
Other HSBC affiliates	13	26	39	48
Total servicing and other fees from HSBC affiliates	87	81	186	195
Gain (loss) on instruments designated at fair value and related derivatives	135	164	(303)	524
Support services from HSBC affiliates:(1)
HSBC Technology & Services (USA) ("HTSU")	(310)	(302)	(608)	(595)
HMUS	(25)	(31)	(56)	(60)
Other HSBC affiliates	(70)	(66)	(152)	(128)
Total support services from HSBC affiliates	(405)	(399)	(816)	(783)
Rental income from HSBC affiliates, net(1)(2)	14	15	26	28
Stock based compensation expense(3)	(10)	(11)	(15)	(18)

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income for consistency in presentation across similar transactions. Separately, we also concluded that rental revenue we receive from our affiliates for rent on certain office space would be better presented as a reduction to occupancy expense as opposed to a reduction to affiliate expense. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased servicing and other fees from HSBC affiliates by $29 million and $61 million, respectively, increased support services from HSBC affiliates by $44 million and $89 million, respectively, and increased rental income from HSBC affiliates, net by $15 million and $28 million, respectively, during the three and six months ended June 30, 2017. Reported net income for the three and six months ended June 30, 2017 remained unaffected.

(2)
We receive rental revenue from our affiliates, and in some cases pay rental expense to our affiliates, for rent on certain office space. Net rental income from our affiliates is recorded as a component of occupancy expense, net in our consolidated statement of income.

(3)
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

During the six months ended June 30, 2018, our results were impacted by an out of period adjustment which increased servicing and other fees from HSBC affiliates by approximately $10 million in connection with costs reimbursements related to prior years.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both June 30, 2018 and December 31, 2017, long-term debt with affiliates reflected $4.9 billion of floating rate borrowings from HSBC North America. The outstanding balances include $2.0 billion of senior debt which matures in August 2021, $0.9 billion of subordinated debt which matures in May 2025 and $2.0 billion of senior debt which matures in August 2026.
We have a $150 million uncommitted line of credit with HSBC North America. There was no outstanding balance under this credit facility at either June 30, 2018 or December 31, 2017.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSBC Securities (USA) Inc. ("HSI"). In addition, certain affiliates have also placed deposits with us.

HSBC USA Inc.

Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2018 and December 31, 2017, we have the following loan balances outstanding with HSBC affiliates:

	June 30, 2018	December 31, 2017
	(in millions)
HMUS and subsidiaries	$1,890	$6,690
Other short-term affiliate lending	5	60
Total loans	$1,895	$6,750
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $7.9 billion at both June 30, 2018 and December 31, 2017 of which $1.9 billion and $6.7 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature. Included in the outstanding borrowings at December 31, 2017 was a $5.0 billion overnight loan to HSI that was repaid in early January as the wire process from HSI to settle daily activity failed.
We have extended lines of credit to various other HSBC affiliates totaling $3.7 billion which did not have any outstanding balances at either June 30, 2018 and December 31, 2017.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2018 and December 31, 2017, there were $5 million and $60 million, respectively, of these loans outstanding.
HSBC Finance During the first quarter of 2017, we received $28 million of loan prepayment fees from HSBC Finance associated with the payoff of their loan, which were included in servicing and other fees from HSBC affiliates.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $812.5 billion and $768.4 billion at June 30, 2018 and December 31, 2017, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $125 million and $64 million at June 30, 2018 and December 31, 2017, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
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

HSBC USA Inc.

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
Other Transactions with HSBC Affiliates
At both June 30, 2018 and December 31, 2017, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," in our 2017 Form 10-K for additional details.

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
As discussed more fully below, during the first quarter of 2018, we adopted new accounting guidance under the Group Reporting Basis for the requirements of IFRS 9, "Financial Instruments" ("IFRS 9"), and we also implemented a change in accounting policy under the Group Reporting Basis to classify structured notes and deposits as liabilities designated under the fair value option. There have been no additional changes in the measurement of segment profit as compared with the presentation in our 2017 Form 10-K.
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
Structured notes and deposits - Structured notes and deposits have historically been classified as trading liabilities under the Group Reporting Basis and carried at fair value with changes in fair value recorded in earnings. Beginning January 1, 2018, HSBC concluded that a change in accounting policy and presentation from trading liabilities to liabilities designated under the fair value option for structured notes and deposits under the Group Reporting Basis would be appropriate since it would better align with the presentation of similar financial instruments by peers under IFRSs and therefore provide more relevant information about the effect of these financial liabilities on reported financial position and performance. As a result, the fair value movement on structured notes and deposits attributable to our own credit spread is now being recorded in other comprehensive income (loss) under the Group Reporting Basis, consistent with U.S. GAAP. During the three and six months ended June 30, 2017, total other revenues

HSBC USA Inc.

under the Group Reporting Basis in GB&M included a gain of $26 million and a loss of $23 million, respectively, from the fair value movement on structured notes and deposits attributable to our own credit spread.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	CC	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(5)	Group Reporting Basis Reclassi- fications(6)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2018
Net interest income(1)	$225	$195	$151	$43	$18	$—	$632	$6	$(83)	$555
Other operating income	71	58	252	16	72	—	469	(9)	77	537
Total operating income	296	253	403	59	90	—	1,101	(3)	(6)	1,092
Expected credit losses / provision for credit losses	3	(36)	(143)	—	1	—	(175)	118	12	(45)
	293	289	546	59	89	—	1,276	(121)	(18)	1,137
Operating expenses(2)	341	139	209	61	54	—	804	—	(18)	786
Profit (loss) before income tax expense	$(48)	$150	$337	$(2)	$35	$—	$472	$(121)	$—	$351

Three Months Ended June 30, 2017
Net interest income(1)	$221	$181	$156	$56	$(7)	$—	$607	$(16)	$(9)	$582
Other operating income(3)	238	52	169	21	78	—	558	(11)	11	558
Total operating income	459	233	325	77	71	—	1,165	(27)	2	1,140
Loan impairment charges / provision for credit losses	(3)	(5)	(2)	1	—	—	(9)	(21)	9	(21)
	462	238	327	76	71	—	1,174	(6)	(7)	1,161
Operating expenses(2)(3)	287	141	248	63	125	—	864	(8)	(7)	849
Profit (loss) before income tax expense	$175	$97	$79	$13	$(54)	$—	$310	$2	$—	$312

Six Months Ended June 30, 2018
Net interest income(1)	$441	$381	$300	$90	$33	$—	$1,245	$14	$(152)	$1,107
Other operating income	164	113	449	36	155	—	917	(20)	153	1,050
Total operating income	605	494	749	126	188	—	2,162	(6)	1	2,157
Expected credit losses / provision for credit losses	6	(46)	(157)	(3)	4	—	(196)	67	13	(116)
	599	540	906	129	184	—	2,358	(73)	(12)	2,273
Operating expenses(2)	666	290	425	122	586	—	2,089	(9)	(12)	2,068
Profit (loss) before income tax expense	$(67)	$250	$481	$7	$(402)	$—	$269	$(64)	$—	$205
Balances at end of period:
Total assets	$18,691	$23,851	$79,535	$7,075	$85,703	$—	$214,855	$(34,168)	$—	$180,687
Total loans, net(4)	16,695	22,879	17,786	6,036	1,865	—	65,261	(1,341)	1,948	65,868
Goodwill	581	358	—	321	—	—	1,260	347	—	1,607
Total deposits(4)	32,672	23,643	32,749	8,112	4,553	—	101,729	(3,168)	15,794	114,355

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	CC	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(5)	Group Reporting Basis Reclassi- fications(6)	U.S. GAAP Consolidated Totals
	(in millions)
Six Months Ended June 30, 2017
Net interest income(1)	$434	$361	$308	$109	$1	$—	$1,213	$(29)	$(5)	$1,179
Other operating income(3)	386	104	311	42	172	—	1,015	129	7	1,151
Total operating income	820	465	619	151	173	—	2,228	100	2	2,330
Loan impairment charges / provision for credit losses	6	(41)	(37)	3	(1)	—	(70)	(48)	20	(98)
	814	506	656	148	174	—	2,298	148	(18)	2,428
Operating expenses(2)(3)	573	280	472	124	235	—	1,684	2	(18)	1,668
Profit (loss) before income tax expense	$241	$226	$184	$24	$(61)	$—	$614	$146	$—	$760
Balances at end of period:
Total assets	$18,960	$23,515	$80,426	$8,131	$97,950	$—	$228,982	$(35,632)	$—	$193,350
Total loans, net	16,709	22,335	19,805	6,354	3,292	—	68,495	(1,035)	(245)	67,215
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	34,868	20,799	20,920	10,262	7,572	—	94,421	(3,849)	26,571	117,143

(1)
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Balance Sheet Management and more appropriately reflect the profitability of the segments.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased both RBWM other operating income and RBWM operating expenses $13 million and $24 million and also increased both GB&M other operating income and GB&M operating expenses $16 million and $37 million during the three and six months ended June 30, 2017, respectively. See Note 14, "Related Party Transactions," for additional information.

(4)
In addition to the changes discussed above, in conjunction with HSBC's adoption of the requirements of IFRS 9 we also adopted changes in presentation under the Group Reporting Basis related to affiliate loans and deposits as well as cash collateral posted and received. Beginning January 1, 2018, affiliate loans have been reclassified from other assets to loans, affiliate deposits have been reclassified from other liabilities to deposits, cash collateral posted has been reclassified from loans to other assets and cash collateral received has been reclassified from deposits to other liabilities. As a result of these changes, total loans, net and total deposits in the GB&M segment increased $0.1 billion and $8.4 billion, respectively, and total loans, net and total deposits in the CC segment decreased $2.3 billion and $1.1 billion, respectively, at June 30, 2018.

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
HSBC Bank USA is also required to maintain reserve balances either in the form of vault cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. At June 30, 2018 and December 31, 2017, HSBC Bank USA was required to maintain $2,519 million and $2,929 million, respectively, of reserve balances with the Federal Reserve Bank which are reported within interest bearing deposits with banks on the consolidated balance sheet.

HSBC USA Inc.

The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect at June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$17,142	4.5%	(2)	13.8%	$17,428	4.5%	(2)	14.2%
HSBC Bank USA	19,061	6.5		15.7	19,294	6.5		16.7
Tier 1 capital ratio:
HSBC USA	18,407	6.0		14.8	18,696	6.0		15.3
HSBC Bank USA	21,561	8.0		17.7	21,786	8.0		18.8
Total capital ratio:
HSBC USA	21,900	10.0		17.6	22,565	10.0		18.4
HSBC Bank USA	25,135	10.0		20.7	25,522	10.0		22.1
Tier 1 leverage ratio:
HSBC USA	18,407	4.0	(2)	10.2	18,696	4.0	(2)	9.9
HSBC Bank USA	21,561	5.0		12.1	21,786	5.0		11.7
Supplementary leverage ratio ("SLR"):
HSBC USA	18,407	3.0	(3)	7.4				N/A
HSBC Bank USA	21,561	3.0	(3)	8.7				N/A
Risk-weighted assets:
HSBC USA	124,276				122,584
HSBC Bank USA	121,652				115,667
Adjusted quarterly average assets:(4)
HSBC USA	179,850				188,774
HSBC Bank USA	177,685				186,551
Total leverage exposure:(5)
HSBC USA	250,273				N/A
HSBC Bank USA	247,296				N/A

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
N/A Not Applicable
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States ("the Basel III rule") which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective in 2014 with certain provisions being phased in over time through the beginning of 2019. As a result, the capital ratios in the table above are reported in accordance with the fully phased-in Basel III rule for June 30, 2018 and in accordance with the transition rules within the Basel III rule for December 31, 2017. In addition, risk-weighted assets in the table above are calculated using the general risk-based capital rules of the Basel III Standardized Approach.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at June 30, 2018 and December 31, 2017 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	June 30, 2018		December 31, 2017
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$136	$—	$154	$—
Long-term debt	—	73	—	73
Interest, taxes and other liabilities	—	57	—	59
Total	$136	$130	$154	$132
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at June 30, 2018 and December 31, 2017:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At June 30, 2018
Structured note vehicles	$3,023	$1,803	$7	$3,013
Limited partnership investments	1,576	453	283	453
Total	$4,599	$2,256	$290	$3,466
At December 31, 2017
Structured note vehicles	$3,019	$1,803	$6	$3,013
Limited partnership investments	1,566	412	262	412
Refinancing SPE	412	116	—	116
Total	$4,997	$2,331	$268	$3,541
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $3,013 million at June 30, 2018 will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
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
Refinancing SPE Prior to the second quarter of 2018, we organized and provided loans to a SPE to purchase a senior secured financing facility from the originator designed to finance a third party borrower's acquisition of a portfolio of commercial real estate loans in Mexico. During the second quarter of 2018, the loans we provided to the SPE were repaid in full and the SPE was terminated.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at June 30, 2018 and December 31, 2017. Following the table is a description of the various arrangements.

	June 30, 2018		December 31, 2017
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$(158)	$42,543	$303	$42,328
Financial standby letters of credit, net of participations(3)(4)	—	5,456	—	5,128
Performance standby letters of credit, net of participations(3)(4)	—	3,629	—	3,580
Total	$(158)	$51,628	$303	$51,036

(1)	Includes $23,033 million and $25,639 million of notional issued for the benefit of HSBC affiliates at June 30, 2018 and December 31, 2017, respectively.

(2)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

(3)	Includes $1,194 million and $1,264 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at June 30, 2018 and December 31, 2017, respectively.

(4)	For standby letters of credit, maximum loss represents losses to be recognized assuming the letters of credit have been fully drawn and the obligors have defaulted with zero recovery.
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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(158)	$42,543	$303	$42,328
Buy-protection credit derivative positions	335	48,538	(188)	47,962
Net position(1)	$177	$5,995	$115	$5,634

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a client and is a guarantee that the client will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the client fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the client is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the client's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. At June 30, 2018, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,456 million and $3,629 million, respectively. At December 31, 2017, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,128 million and $3,580 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $46 million and $48 million at June 30, 2018 and December 31, 2017, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $18 million and $26 million at June 30, 2018 and December 31, 2017, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at June 30, 2018 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	3.1	$24,417	$7,342	$31,759
Index credit derivatives	4.5	5,293	3,910	9,203
Total return swaps	2.1	1,297	284	1,581
Subtotal		31,007	11,536	42,543
Standby Letters of Credit(2)	1.0	7,563	1,522	9,085
Total		$38,570	$13,058	$51,628

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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

HSBC USA Inc.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation described in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in this Form 10-Q. Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders.
Beginning in late 2016 and into 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. The net pre-tax gains associated with these sales (which included net pre-tax gains of approximately $166 million and $312 million during the three and six months ended June 30, 2017, respectively) were recorded as a component of other income in the consolidated statement of income. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $59 million and $52 million at June 30, 2018 and December 31, 2017, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. In the third quarter of 2017, we entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. During the second quarter of 2018, we recorded a loss of $7 million related to a change in the Visa Class B Share conversion rate announced by Visa as a result of the outstanding litigation. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income. See Note 9, "Derivative Financial Instruments," for further information.
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
Mortgage Loan Repurchase Obligations  We have provided various representations and warranties related to the origination and sale of mortgage loans including, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the government agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. From 2013 to 2017, agency-eligible mortgage loan originations were sold directly to PHH Mortgage and PHH Mortgage is responsible for origination representations and warranties for all loans purchased. With the insourcing of our mortgage fulfillment operations, effective with applications starting January 2, 2018, we are now responsible for origination representations and warranties for all new agency-eligible mortgage loan originations sold to third parties.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $2 million and $3 million at June 30, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

The following table summarizes the change in our estimated repurchase liability during the three and six months ended June 30, 2018 and 2017 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Balance at beginning of period	$10	$11	$10	$12
Decrease in liability recorded through earnings	(1)	(1)	(1)	(1)
Realized losses	—	1	—	—
Balance at end of period	$9	$11	$9	$11
Our repurchase liability of $9 million at June 30, 2018 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at June 30, 2018. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in this Form 10-Q for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $3.9 billion and $4.1 billion at June 30, 2018 and December 31, 2017, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Interest bearing deposits with banks	$3,040	$2,952
Trading assets(1)	2,986	3,185
Securities available-for-sale(2)	7,043	7,210
Securities held-to-maturity(2)	1,894	2,131
Loans(3)	16,489	17,404
Other assets(4)	2,566	2,253
Total	$34,018	$35,135

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,335 million and $524 million at June 30, 2018 and December 31, 2017, respectively. The fair value of trading assets that could be sold or repledged was $2,982 million and $3,185 million at June 30, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $13,919 million and $34,759 million at June 30, 2018 and December 31, 2017, respectively, discussed further below. Of this collateral, $12,419 million and $32,459 million could be sold or repledged at June 30, 2018 and December 31, 2017, respectively, of which $1,333 million and $1,231 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
The above discussion does not include a security-for-security lending transaction of $500 million at June 30, 2018 under which we acted as lender and received securities that can be sold or repledged as collateral. We recognized the securities received as a component of other assets and the obligation to return those securities as a component of interest, taxes and other liabilities. In July 2018, the security-for-security lending transaction matured and the securities we had received as collateral were returned to the borrower.
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
The following table provides information about resale and repurchase agreements that are subject to offset at June 30, 2018 and December 31, 2017:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At June 30, 2018
Assets:
Securities purchased under resale agreements	$12,919	$2,743	$10,176	$10,171	$—	$5
Liabilities:
Securities sold under repurchase agreements	$5,486	$2,743	$2,743	$2,737	$—	$6

At December 31, 2017
Assets:
Securities purchased under resale agreements	$33,974	$1,356	$32,618	$32,616	$—	$2
Liabilities:
Securities sold under repurchase agreements	$4,721	$1,356	$3,365	$3,364	$—	$1

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

HSBC USA Inc.

The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at June 30, 2018 and December 31, 2017:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At June 30, 2018
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,702	$780	$298	$591	$1,000	$5,371
Foreign debt securities	—	115	—	—	—	115
Total repurchase agreements accounted for as secured borrowings	$2,702	$895	$298	$591	$1,000	$5,486

At December 31, 2017
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1,166	$838	$888	$284	$1,464	$4,640
Foreign debt securities	—	81	—	—	—	81
Total repurchase agreements accounted for as secured borrowings	$1,166	$919	$888	$284	$1,464	$4,721

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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
June 30, 2018	Level 1	Level 2	Level 3	Gross Balance	Netting(8)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(1)	$—	$395	$—	$395	$—	$395
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	4,732	142	—	4,874	—	4,874
Collateralized debt obligations	—	—	131	131	—	131
Asset-backed securities:
Residential mortgages	—	17	—	17	—	17
Student loans	—	92	—	92	—	92
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	5,674	210	—	5,884	—	5,884
Precious metals trading	—	9,212	—	9,212	—	9,212
Derivatives:(2)
Interest rate contracts	7	10,051	—	10,058	—	10,058
Foreign exchange contracts	1	18,274	1	18,276	—	18,276
Equity contracts	—	3,675	124	3,799	—	3,799
Precious metals contracts	104	732	—	836	—	836
Credit contracts	—	839	120	959	—	959
Other contracts(3)	—	—	8	8	—	8
Derivatives netting	—	—	—	—	(30,241)	(30,241)
Total derivatives	112	33,571	253	33,936	(30,241)	3,695
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	17,154	11,331	—	28,485	—	28,485
Asset-backed securities:
Home equity	—	47	—	47	—	47
Other	—	—	107	107	—	107
Debt securities issued by foreign entities	2,132	257	—	2,389	—	2,389
Loans(1)	—	90	—	90	—	90
Other assets:
Equity securities(5)	—	190	—	190	—	190
Equity Securities measured at net asset value(5)(6)	—	—	—	93	—	93
Other(7)	—	—	12	12	—	12
Total assets	$29,804	$55,554	$2,306	$87,757	$(30,241)	$57,516
Liabilities:
Domestic deposits(1)	$—	$6,825	$876	$7,701	$—	$7,701
Trading liabilities, excluding derivatives	975	7	—	982	—	982
Derivatives:(2)
Interest rate contracts	132	11,170	—	11,302	—	11,302
Foreign exchange contracts	—	17,566	2	17,568	—	17,568
Equity contracts	—	2,988	122	3,110	—	3,110
Precious metals contracts	28	674	—	702	—	702
Credit contracts	—	800	10	810	—	810
Other contracts(3)	—	—	59	59	—	59
Derivatives netting	—	—	—	—	(31,253)	(31,253)
Total derivatives	160	33,198	193	33,551	(31,253)	2,298
Short-term borrowings(1)	—	1,315	—	1,315	—	1,315
Long-term debt(1)	—	11,825	557	12,382	—	12,382
Total liabilities	$1,135	$53,170	$1,626	$55,931	$(31,253)	$24,678

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2017	Level 1	Level 2	Level 3	Gross Balance	Netting(8)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(1)	$—	$80	$—	$80	$—	$80
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3,391	332	—	3,723	—	3,723
Collateralized debt obligations	—	—	129	129	—	129
Asset-backed securities:
Residential mortgages	—	16	—	16	—	16
Student loans	—	91	—	91	—	91
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	4,167	210	—	4,377	—	4,377
Equity securities(5)	—	12	—	12	—	12
Precious metals trading	—	2,274	—	2,274	—	2,274
Derivatives:(2)
Interest rate contracts	6	24,231	—	24,237	—	24,237
Foreign exchange contracts	4	15,754	2	15,760	—	15,760
Equity contracts	—	3,911	173	4,084	—	4,084
Precious metals contracts	52	502	—	554	—	554
Credit contracts	—	536	120	656	—	656
Other contracts(3)	—	—	6	6	—	6
Derivatives netting	—	—	—	—	(40,874)	(40,874)
Total derivatives	62	44,934	301	45,297	(40,874)	4,423
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	19,056	10,004	—	29,060	—	29,060
Asset-backed securities:
Home equity	—	51	—	51	—	51
Other	—	399	111	510	—	510
Debt securities issued by foreign entities	850	52	—	902	—	902
Equity securities(5)	—	177	—	177	—	177
Loans(1)	—	471	—	471	—	471
Other assets(7)	—	—	15	15	—	15
Total assets	$27,526	$59,103	$2,359	$88,988	$(40,874)	$48,114
Liabilities:
Domestic deposits(1)	$—	$6,796	$897	$7,693	$—	$7,693
Trading liabilities, excluding derivatives	1,722	524	—	2,246	—	2,246
Derivatives:(2)
Interest rate contracts	59	24,379	—	24,438	—	24,438
Foreign exchange contracts	—	14,664	2	14,666	—	14,666
Equity contracts	—	2,859	92	2,951	—	2,951
Precious metals contracts	108	614	—	722	—	722
Credit contracts	—	578	6	584	—	584
Other contracts(3)	—	—	52	52	—	52
Derivatives netting	—	—	—	—	(40,217)	(40,217)
Total derivatives	167	43,094	152	43,413	(40,217)	3,196
Short-term borrowings(1)	—	2,032	—	2,032	—	2,032
Long-term debt(1)	—	12,245	641	12,886	—	12,886
Total liabilities	$1,889	$64,691	$1,690	$68,270	$(40,217)	$28,053

(1)
See Note 10, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), fair value option assets and liabilities are recorded at fair value through net income.

(2)
Includes trading derivative assets of $3,546 million and $3,725 million and trading derivative liabilities of $2,295 million and $2,633 million at June 30, 2018 and December 31, 2017, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 9, "Derivatives," for additional information. Excluding changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge, which is recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.

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
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2018 and 2017.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2018 and 2017. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2018	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2018	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$131	$1	$—	$—	$—	$(1)	$—	$—	$131	$1
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Foreign exchange contracts	—	(1)	—	—	—	—	—	—	(1)	(1)
Equity contracts	27	(10)	—	—	—	(16)	(1)	2	2	(7)
Credit contracts	113	1	—	—	—	(4)	—	—	110	(3)
Other contracts(3)	(44)	(12)	—	—	—	5	—	—	(51)	—
Other asset-backed securities available-for-sale(4)	107	—	—	—	—	—	—	—	107	—
Other assets(5)	15	(3)	—	—	—	—	—	—	12	—
Total assets	$2,152	$(24)	$—	$—	$—	$(16)	$(1)	$2	$2,113	$(10)
Liabilities:
Domestic deposits(6)	$(916)	$2	$5	$—	$(88)	$38	$(10)	$93	$(876)	$8
Long-term debt(6)	(630)	(5)	1	—	(28)	74	—	31	(557)	1
Total liabilities	$(1,546)	$(3)	$6	$—	$(116)	$112	$(10)	$124	$(1,433)	$9

HSBC USA Inc.

	Jan. 1, 2018	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2018	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$129	$8	$—	$—	$—	$(6)	$—	$—	$131	$8
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Foreign exchange contracts	—	(1)	—	—	—	—	—	—	(1)	(1)
Equity contracts	81	(50)	—	—	—	(30)	(1)	2	2	(45)
Credit contracts	114	2	—	—	—	(6)	—	—	110	(4)
Other contracts(3)	(46)	(14)	—	—	—	9	—	—	(51)	—
Other asset-backed securities available-for-sale(4)	111	—	(4)	—	—	—	—	—	107	(4)
Other assets(5)	15	(3)	—	—	—	—	—	—	12	—
Total assets	$2,207	$(58)	$(4)	$—	$—	$(33)	$(1)	$2	$2,113	$(46)
Liabilities:
Domestic deposits(6)	$(897)	$23	$3	$—	$(179)	$60	$(13)	$127	$(876)	$25
Long-term debt(6)	(641)	6	5	—	(143)	141	—	75	(557)	18
Total liabilities	$(1,538)	$29	$8	$—	$(322)	$201	$(13)	$202	$(1,433)	$43

HSBC USA Inc.

	Apr. 1, 2017	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2017	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$184	$15	$—	$—	$—	$(68)	$—	$—	$131	$4
Corporate and other domestic debt securities	2,884	—	—	—	—	(1,081)	—	—	1,803	—
Derivatives, net:(2)
Interest rate contracts	—	—	—	—	—	—	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	21	12	—	—	—	(4)	—	3	32	11
Credit contracts	181	1	—	—	—	(39)	—	—	143	(4)
Other contracts(3)	(26)	—	—	—	(18)	—	—	—	(44)	—
Other asset-backed securities available-for-sale(4)	107	—	—	—	—	—	—	—	107	1
Total assets	$3,351	$28	$—	$—	$(18)	$(1,192)	$—	$3	$2,172	$12
Liabilities:
Domestic deposits(6)	$(1,216)	$(9)	$7	$—	$(48)	$86	$(18)	$56	$(1,142)	$—
Long-term debt(6)	(558)	(14)	(1)	—	(37)	62	—	7	(541)	(12)
Total liabilities	$(1,774)	$(23)	$6	$—	$(85)	$148	$(18)	$63	$(1,683)	$(12)

HSBC USA Inc.

	Jan. 1, 2017	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2017	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$184	$18	$—	$—	$—	$(71)	$—	$—	$131	$5
Corporate and other domestic debt securities	2,884	—	—	—	—	(1,081)	—	—	1,803	—
Derivatives, net:(2)
Interest rate contracts	1	(1)	—	—	—	—	—	—	—	(1)
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(2)	39	—	—	—	(8)	—	3	32	32
Credit contracts	193	(4)	—	—	—	(46)	—	—	143	(14)
Other contracts(3)	(9)	—	—	—	(35)	—	—	—	(44)	—
Other asset-backed securities available-for-sale(4)	105	2	—	—	—	—	—	—	107	2
Total assets	$3,356	$54	$—	$—	$(35)	$(1,206)	$—	$3	$2,172	$24
Liabilities:
Domestic deposits(6)	$(1,407)	$(14)	$12	$—	$(91)	$277	$(21)	$102	$(1,142)	$(4)
Long-term debt(6)	(499)	(40)	(6)	—	(122)	78	(2)	50	(541)	(37)
Total liabilities	$(1,906)	$(54)	$6	$—	$(213)	$355	$(23)	$152	$(1,683)	$(41)

(1)	Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income.

(2)
Level 3 net derivatives included derivative assets of $253 million and derivative liabilities of $193 million at June 30, 2018 and derivative assets of $301 million and derivative liabilities of $170 million at June 30, 2017. Gains (losses) on derivatives, net are predominantly included in trading revenue in the consolidated statement of income.

(3)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

(4)
Realized gains (losses) on securities available-for-sale are included in other securities gains, net in the consolidated statement of income. Unrealized gains (losses) on securities available-for-sale are included in other comprehensive income (loss).

(5)
Represents contingent consideration receivable associated with the sale of a portion of our Private Banking business. Gains (losses) associated with this transaction are included in other income in the consolidated statement of income.

(6)
Excluding unrealized gains (losses) on fair value option liabilities attributable to our own credit spread, which are recorded in other comprehensive income (loss), gains (losses) on fair value option liabilities are included in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at June 30, 2018 and December 31, 2017:

June 30, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$131	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0%
			Conditional default rates	0% - 1%
			Loss severity rates	90% - 95%
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Foreign exchange derivative contracts(1)	$(1)	Option pricing model	Implied volatility of currency pairs	9% - 11%
Equity derivative contracts(1)	$2	Option pricing model	Equity / Equity Index volatility	7% - 35%
			Equity / Equity and Equity / Index correlation	44% - 79%
			Equity dividend yields	0% - 14%
Credit derivative contracts	110	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	95bps - 115bps
Other derivative contracts	$(51)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	2 - 4 years
Other asset-backed securities available-for-sale	$107	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$12	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(1)(2)	$(876)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 11%
			Equity / Equity Index volatility	7% - 30%
			Equity / Equity and Equity / Index correlation	44% - 51%
Long-term debt (structured notes)(1)(2)	$(557)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 11%
			Equity / Equity Index volatility	7% - 30%
			Equity / Equity and Equity / Index correlation	44% - 79%

HSBC USA Inc.

December 31, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$129	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 6%
			Conditional default rates	4% - 6%
			Loss severity rates	55% - 60%
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	41% - 100%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	6% - 9%
Equity derivative contracts(1)	$81	Option pricing model	Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	42% - 80%
			Equity dividend yields	0% - 8%
Credit derivative contracts	$114	Option pricing model and, where applicable, discounted cash flows	Issuer by issuer correlation of defaults	82% - 83%
			Credit default swap spreads	154bps - 174bps
Other derivative contracts	$(46)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	2 - 4 years
Other asset-backed securities available-for-sale	$111	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$15	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(1)(2)	$(897)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 9%
			Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	42% - 80%
Long-term debt (structured notes)(1)(2)	$(641)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 9%
			Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	42% - 80%

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

•	Loss severity rate - Included in our Level 3 CDOs portfolio are trust preferred securities. The loss severity rate of the trust preferred securities is close to the mid-point of the range.
Derivatives

•
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied

HSBC USA Inc.

volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 9 percent and 11 percent while the implied volatility for equity/equity or equity/equity index is between 7 percent and 35 percent, respectively, at June 30, 2018. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 4 percent and 7 percent, respectively, at June 30, 2018.

•
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 44 percent and 79 percent at June 30, 2018.

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
Significant Transfers Into and Out of Level 3 Measurements During the three and six months ended June 30, 2018, we transferred $93 million and $127 million, respectively, of domestic deposits and $31 million and $75 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three and six months ended June 30, 2018, we transferred $10 million and $13 million, respectively, of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and six months ended June 30, 2017, we transferred $56 million and $102 million, respectively, of domestic deposits and $7 million and $50 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and

HSBC USA Inc.

there is more observability in short term volatility. Additionally, during the three and six months ended June 30, 2017, we transferred $18 million and $21 million, respectively, of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at June 30, 2018 and December 31, 2017. The gains (losses) during the three and six months ended June 30, 2018 and 2017 are also included.

	Non-Recurring Fair Value Measurements at June 30, 2018				Total Gains (Losses) For the Three Months Ended June 30, 2018	Total Gains (Losses) For the Six Months Ended June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$2	$2	$—	$—
Consumer loans(2)	—	9	—	9	(1)	(2)
Commercial loans held for sale(3)	—	35	—	35	—	3
Impaired commercial loans(4)	—	—	155	155	46	101
Real estate owned(5)	—	8	—	8	1	2
Total assets at fair value on a non-recurring basis	$—	$52	$157	$209	$46	$104

	Non-Recurring Fair Value Measurements at December 31, 2017				Total Gains (Losses) For the Three Months Ended June 30, 2017	Total Gains (Losses) For the Six Months Ended June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$2	$2	$3	$7
Consumer loans(2)	—	21	—	21	(4)	(8)
Commercial loans held for sale(3)	—	62	—	62	1	—
Impaired commercial loans(4)	—	—	289	289	(15)	49
Real estate owned(5)	—	6	—	6	2	4
Total assets at fair value on a non-recurring basis	$—	$89	$291	$380	$(13)	$52

(1)
At June 30, 2018 and December 31, 2017, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as Level 3 fair value measurements within the fair value hierarchy as the underlying real estate properties used to determine fair value are illiquid assets as a result of market conditions. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(3)	At June 30, 2018 and December 31, 2017, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at June 30, 2018 and December 31, 2017:

At June 30, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$2	Third party appraisal valuation based on estimated loss severities, including collateral values	Loss severity rates	30% - 100%
Impaired commercial loans	155	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 57%

At December 31, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$2	Third party appraisal valuation based on estimated loss severities, including collateral values	Loss severity rates	30% - 100%
Impaired commercial loans	289	Valuation of third party appraisal on underlying collateral	Loss severity rates	9% - 61%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale includes subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these was approximately 70 percent at June 30, 2018. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
The weighted average severity rate for impaired commercial loans was approximately 22 percent at June 30, 2018. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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
Commercial loans held for sale designated under FVO – We elected to apply FVO accounting to certain commercial loans held for sale at fair value. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate.
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

•
Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $40 million and $43 million at June 30, 2018 and December 31, 2017, respectively.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held at June 30, 2018:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Student loans	$92	$—	$92
BBB - B	Collateralized debt obligations	—	131	131
CCC - Unrated	Residential mortgages - Subprime	17	—	17
		$109	$131	$240
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Home equity - Alt A	$47	$—	$47
	Other	—	49	49
	Total AAA -A	$47	$49	$96
BBB -B	Other	—	58	58
		$47	$107	$154

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

HSBC USA Inc.

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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at June 30, 2018 and December 31, 2017 and their classification within the fair value hierarchy:

June 30, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$23,444	$23,444	$1,340	$22,078	$26
Federal funds sold and securities purchased under agreements to resell	9,781	9,781	—	9,781	—
Securities held-to-maturity	15,152	14,805	—	14,805	—
Commercial loans, net of allowance for credit losses	46,386	48,041	—	—	48,041
Commercial loans held for sale	36	36	—	36	—
Consumer loans, net of allowance for credit losses	19,482	18,661	—	—	18,661
Consumer loans held for sale:
Residential mortgages	31	31	—	30	1
Other consumer	56	56	—	—	56
Financial liabilities:
Short-term financial liabilities	$5,101	$5,103	$—	$5,077	$26
Deposits:
Without fixed maturities	95,321	95,321	—	95,321	—
Fixed maturities	11,202	11,153	—	11,153	—
Deposits held for sale	130	130	—	130	—
Long-term debt	19,367	19,676	—	19,676	—

HSBC USA Inc.

December 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$12,304	$12,304	$1,115	$11,157	$32
Federal funds sold and securities purchased under agreements to resell	32,538	32,538	—	32,538	—
Securities held-to-maturity	13,977	13,902	—	13,902	—
Commercial loans, net of allowance for credit losses	52,427	54,210	—	—	54,210
Commercial loans held for sale	177	177	—	177	—
Consumer loans, net of allowance for credit losses	19,455	18,598	—	—	18,598
Consumer loans held for sale:
Residential mortgages	6	6	—	5	1
Other consumer	61	61	—	—	61
Financial liabilities:
Short-term financial liabilities	$2,650	$2,667	$—	$2,635	$32
Deposits:
Without fixed maturities	100,502	100,502	—	100,502	—
Fixed maturities	9,834	9,782	—	9,782	—
Deposits held for sale	673	673	—	673	—
Long-term debt	22,080	22,717	—	22,717	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $168 million and $158 million at June 30, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2018 (the "2018 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2017 Form 10-K and our 2018 First Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2017 Form 10-K and our 2018 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
Due to the inherent unpredictability of legal matters, including litigation, governmental and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of such matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation, governmental and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters. During the three and six months ended June 30, 2018, we recorded expenses of $16 million and $510 million, respectively, related to various legal matters.
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2018 First Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $325 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the below investigations, as well as for the investigations disclosed in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2018 First Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Credit Card Litigation   In June 2018, the defendants, including the HSBC entities, reached an agreement in principle with counsel for the putative Federal Rule of Civil Procedure 23(b)(3) opt-out class, seeking monetary relief, to resolve all claims as filed in a third consolidated amended class action complaint in In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. The settlement is subject to documentation of final settlement terms and court approval. If the settlement is finalized and approved, certain HSBC entities are responsible for a pro rata portion of the settlement amount, for which they are reserved, pursuant to the settlement and judgment sharing agreements entered into by the defendants.
County of Cook v. HSBC North America Holdings Inc., et al. Following the U.S. Supreme Court's decision in the City of Miami v. Bank of America Corp. & Wells Fargo & Co. case, the stay of the Cook County action was lifted and an amended complaint was filed in July 2017. In May 2018, the court granted in part and denied in part defendants’ motion to dismiss the amended complaint that was filed in August 2017. The court’s ruling on the motion to dismiss allows Cook County’s case to proceed, but significantly narrows the categories of damages available for potential recovery.
Foreign Exchange ("FX") Matters
U.S. Litigation In addition to the Consolidated Action that has been settled subject to final court approval (In re Foreign Exchange Benchmark Rates Antitrust Litigation; No. 13-CV-7789(LGS)), other putative class actions making similar allegations are pending against HSBC defendants, as well as other defendants, in the United States District Court for the Southern District of New York on behalf of:  (1) ERISA plan participants (Allen v. Bank of America Corporation, et al.; No. 1:15-CV-4285); (2) retail customers (Nypl v. JPMorgan Chase, et al.; No. 1:15-CV-9300); and (3) “indirect purchasers” of FX (Contant v. Bank of America Corporation, et al.; No. 1:17-CV-03139). The Court of Appeals for the Second Circuit affirmed the U.S. district court's dismissal of the Allen

HSBC USA Inc.

action in July 2018. In the Contant action, plaintiffs have filed a motion for leave to amend in response to the court’s dismissal of the action in March 2018. It is possible that additional actions will be initiated against the HSBC entities, including HSBC Bank USA, in relation to their historical foreign exchange activities.
Investigations In August 2016, the U.S. Department of Justice ("DOJ") indicted two now-former HSBC employees and charged them with wire fraud and conspiracy relating to a 2011 foreign exchange transaction. One of the former employees was found guilty in October 2017, and has appealed his conviction.
Precious Metals Fix Matters
In re Commodity Exchange Inc., Gold Futures and Options Trading Litigation (Gold Fix Litigation) In July 2018, the court granted the motion to dismiss filed by the newly added non-HSBC defendant.
In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) In July 2018, the court granted the motion to dismiss filed by the newly added non-HSBC defendants.
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
In one of the cases, SPV OSUS Ltd. v. HSBC Bank plc, HSBC Bank USA N.A., et al., HSBC USA Inc. removed the case to the federal district court in New York in April 2018. Defendants filed a motion to dismiss in July 2018.
Supranational, Sovereign and Agency ("SSA") Bonds The Superior Court of Justice action that was filed in the Province of Ontario, Canada has now lapsed; accordingly, the Federal Court action will proceed.
Benchmark Rate Litigation
In July 2018, defendants filed a motion to dismiss in the Canadian Dealer Offered Rate putative class action. Fire & Police Pension Association of Colorado, et al. v. Bank of Montreal, et al. (Case No. 18-cv-00342)
Mortgage Securitization Matters
In July 2018, HSBC North America and certain subsidiaries, including HSBC Bank USA, reached a settlement in principle to resolve the DOJ's ongoing investigation of their legacy residential mortgage-backed securities (“RMBS”) origination and securitization activities. The settlement in principle will resolve actual and potential civil claims by the DOJ relating to the RMBS activities of HSBC North America and certain of its subsidiaries from 2005 to 2007.
Under the terms of the settlement in principle, HSBC North America has agreed to pay a civil monetary cash penalty of $765 million, of which $492 million has been allocated to HUSI and is fully reserved as of June 30, 2018. Substantially all of the amount of this penalty was reserved for in the first quarter of 2018.
The settlement in principle is subject to the negotiation of definitive documentation, and there can be no assurance that the DOJ and the HSBC entities will agree on the final documentation of the settlement.
Separately, HSBC North America and certain subsidiaries, including HSBC Bank USA, have resolved the Massachusetts State Attorney General’s civil investigation of their legacy RMBS origination and securitization activities. The settlement will require HSBC North America to pay $26.8 million to the Attorney General, a portion of which has been allocated to HUSI and is fully reserved.
Residential Funding Litigation
We have settled for an amount within reserves.
Mortgage Securitization Trust Litigation
Since 2014, Plaintiff-Investors in 280 RMBS trusts have sued HSBC Bank USA, as mortgage securitization trustee, in a number of cases: BlackRock et al., Royal Park Investments SA/NV ("RPI"), Phoenix Light SF Limited, the National Credit Union Administration Board, as Liquidating Agent, Commerzbank AG, and Triaxx, IKB Bank AG, RMBS Recovery Holdings I LLC, et al., VRS Holdings 2 LLC and Reliance Standard Life Insurance Company. BlackRock’s and RPI’s motion for class certification has been denied, and the U.S. Court of Appeals for the Second Circuit denied a request for review of the decision.

HSBC USA Inc.

Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Matters
In June 2018, the Office of the Comptroller of the Currency ("OCC") terminated the 2010 consent cease and desist order and the 2012 enterprise-wide compliance consent order after determining that HSBC Bank USA had satisfied the requirements of the respective orders. The 2010 consent cease and desist order entered into with the Federal Reserve Board by our parent, HSBC North America, and the second OCC consent order entered into in 2012 by HSBC Bank USA which, among other things, required the bank to correct the circumstances noted in the OCC’s report and imposed certain restrictions on HSBC Bank USA, still remain open.
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In July 2018, the magistrate judge issued a recommendation that the court deny the defendants', including HSBC Bank USA’s, motion to dismiss.
Jeffrey Siegel, et al. v. HSBC Holdings plc, et al. In July 2018, the court granted HSBC North America’s and HSBC Bank USA’s motion to dismiss.
Rigoberto Vasquez and Eva Garcia et al v. Hong Kong and Shanghai Banking Corporation Ltd., HSBC Bank USA, N.A., et al.
This putative class action was filed in the U.S. District Court for the Southern District of New York in March 2018 against HSBC Bank USA and the Hong Kong and Shanghai Bank Corporation and contains allegations similar to the Ramiro Giron, et al. v. Hong Kong and Shanghai Bank Corporation, Ltd., et al action. Plaintiffs purport to represent those that invested in a Ponzi scheme allegedly orchestrated by Phil Ming Xu and certain companies he allegedly controlled, such as WCM777. Hong Kong and Shanghai Banking Corporation is alleged to have accepted wire transfers from plaintiffs to WCM777 from investors in furtherance of the Ponzi scheme. HSBC Bank USA is alleged to have acted as Hong Kong and Shanghai Banking Corporation's correspondent bank for certain wire transfers to WCM777. The purported class period is from June 2013 to May 2014. Plaintiffs allege claims for Racketeer Influenced and Corrupt Organizations Act violations, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, and aiding and abetting conversion. Plaintiffs seek compensatory damages in the amount of $37 million plus punitive damages, interest and attorneys' fees and costs.
Telephone Consumer Protection Act (“TCPA”) Litigation
In July 2018, the parties reached an agreement in principle to settle the action. The settlement is subject to documentation of final settlement terms and court approval.

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

•
Financial Instruments - Classification and Measurement (Excluding Financial Liabilities Measured Under the Fair Value Option) In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income, prospectively. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The adoption of this guidance required a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2018, resulting in an increase in retained earnings of $10 million, after tax, to reflect the impact of recording certain equity investments at fair value which were previously measured at cost, as well as a reclassification from accumulated other comprehensive loss to retained earnings of an after tax loss of $4 million related to equity investments which were previously classified as available-for-sale. The adoption of this guidance also resulted in all equity investments being recorded together as a component of other assets and, as a result, we reclassified $12 million and $177 million of equity investments which

HSBC USA Inc.

were previously classified as trading securities and available-for-sale securities, respectively, to other assets as of January 1, 2018. See Note 3, "Securities," for the new disclosure required by this standard.

•
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued an ASU that provides targeted amendments to clarify how certain cash receipts and cash payments should be classified in the statement of cash flows. Under the ASU, the portion of the cash payments attributable to accreted interest for the settlement of zero-coupon bonds should be classified as cash outflows for operating activities rather than financing activities and cash proceeds from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities rather than operating activities. While the adoption of this guidance resulted in a change in classification in the statement of cash flows, it did not have a material impact on the statement of cash flows, and it did not have any impact on our financial position or results of operations. The adoption of this guidance required prior periods to be restated and resulted in an increase in cash used in operating activities of $5 million and a decrease in cash used in financing activities of $5 million during the six months ended June 30, 2017.

•
Statement of Cash Flows - Restricted Cash In November 2016, the FASB issued an ASU that clarifies how restricted cash and restricted cash equivalents should be presented in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. While the adoption of this guidance resulted in a change in classification in the statement of cash flows to include our required reserve balance with the Federal Reserve Bank within a new line item called cash, due from banks and restricted cash, it did not have any impact on our financial position or results of operations. The adoption of this guidance on January 1, 2018 required prior periods to be restated and resulted in an increase in cash provided by investing activities of $69 million during the six months ended June 30, 2017.

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

•
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Loss  In February 2018, the FASB issued an ASU that allows for the reclassification of tax effects within accumulated other comprehensive loss (referred to as stranded tax effects) to retained earnings resulting from the change in the federal corporate income tax rate in the Tax Legislation which was signed into law on December 22, 2017. We elected to early adopt this guidance in the first quarter of 2018 and recorded a cumulative effect adjustment to the consolidated balance sheet, resulting in a reclass of approximately $91 million of tax benefits from accumulated other comprehensive loss to retained earnings as of January 1, 2018.

The following are accounting pronouncements which will be adopted in future periods:

•
Leases In February 2016, the FASB issued an ASU which requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification is still performed, with any lease classified as a finance lease reported as a financing transaction in the statement of income and the statement of cash flows. The ASU does not substantially change lessor accounting. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and c) expanding disclosures to provide additional quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied at either the date of initial application or retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. We have conducted a review of our existing lease contracts and service contracts which may contain embedded leases and currently expect a gross-up of our balance sheet as a result of recognizing lease liabilities and corresponding right of use assets for operating leases upon adoption. The adoption of this guidance will also require a cumulative effect adjustment to the consolidated balance sheet to recognize the previously deferred gain on the sale and leaseback of our 452 Fifth Avenue property, which will result in an increase in the opening

HSBC USA Inc.

balance of retained earnings at January 1, 2017. However, the adoption of this guidance is not expected to result in material changes to the recognition of operating lease expense. While early adoption is permitted, we currently do not expect to elect early adoption.

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

•
Goodwill Impairment Testing In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test. Under step two, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will now be measured at the amount by which a reporting unit’s carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The ASU is effective for all annual and interim periods beginning January 1, 2020 and is required to be applied prospectively with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the results of our goodwill impairment testing, our financial position or results of operations.

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

•	regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions;

•	changes in central banks' policies with respect to the provision or removal of liquidity support to financial markets;

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

HSBC USA Inc.

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
Economic Environment  The U.S. economy continued to grow during the first half of 2018. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 4.1 percent in the second quarter of 2018, higher than 2017's GDP annual growth rate, while inflation in the second quarter of 2018 averaged near the FRB's 2.0 percent target inflation rate. In June 2018, the FRB increased short-term interest rates by 25 basis points, the second such rate increase this year, and has indicated that it will increase short-term interest rates further during 2018. During the first half of 2018, the FRB also continued reducing its holdings of U.S. Treasury bonds and mortgage-backed securities. These actions by the FRB could cause longer term interest rates to continue to rise over time. The U.S. economy added over 1.2 million jobs during the first half of 2018 and the total unemployment rate fell to 4.0 percent at June 2018 as compared with 4.1 percent at December 2017.
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
Performance, Developments and Trends The following table sets forth selected financial highlights for HUSI for the three and six months ended June 30, 2018 and 2017 and at June 30, 2018 and December 31, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars are in millions)
Net income	$269	$204	$31	$500
Rate of return on average:
Total assets	.6%	.4%	—%	.5%
Total risk-weighted assets	.9	.7	.1	.8
Total common equity	5.0	3.4	(.1)	4.8
Total equity	5.5	3.9	.3	4.9
Net interest margin	1.41	1.26	1.39	1.28
Efficiency ratio	72.0	74.5	95.9	71.6
Commercial net charge-off ratio(1)	.13	.39	.10	.22
Consumer net charge-off ratio(1)	.14	.08	.11	.14

(1)	Excludes loans held for sale.

HSBC USA Inc.

	June 30, 2018	December 31, 2017
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.80%	.94%
Commercial allowance as a percent of loans(1)	.98	1.15
Consumer allowance as a percent of loans(1)	.38	.37
Consumer two-months-and-over contractual delinquency	2.09	2.48
Loans to deposits ratios(2)	69.73	73.70
Common equity Tier 1 capital to risk-weighted assets	13.8	14.2
Tier 1 capital to risk-weighted assets	14.8	15.3
Total capital to risk-weighted assets	17.6	18.4
Tier 1 leverage ratio	10.2	9.9
Supplementary leverage ratio	7.4	7.3
Total equity to total assets	11.1	10.7

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$23,418	$12,272
Trading assets	25,559	16,150
Securities available-for-sale	31,028	30,700
Loans:
Commercial loans	46,843	53,035
Consumer loans	19,556	19,528
Total loans	66,399	72,563
Deposits	114,355	118,702

(1)	Excludes loans held for sale.

(2)
Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Net income was $269 million and $31 million during the three and six months ended June 30, 2018, respectively, compared with $204 million and $500 million during the three and six months ended June 30, 2017, respectively. Income before income tax was $351 million and $205 million during the three and six months ended June 30, 2018, respectively, compared with $312 million and $760 million during the three and six months ended June 30, 2017, respectively. Income before income tax increased during the three months ended June 30, 2018 as lower operating expenses and higher releases in the provision for credit losses were partially offset by lower net interest income and lower other revenues. In the year-to-date period, income before income tax decreased reflecting higher operating expenses driven primarily by higher expense for legal matters, lower other revenues and lower net interest income which were partially offset by higher releases in the provision for credit losses. Lower other revenues in both the three-month and year-to-date periods were driven by the non-recurrence of gains recorded in the prior year on sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares").

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Income before income tax, as reported	$351	$312	$205	$760
Expense related to certain legal matters	16	—	507	—
Costs to achieve(1)	—	69	—	108
Gains on sales of Visa Inc. Class B common shares to a third party(2)	7	(166)	7	(312)
Adjusted performance(3)	$374	$215	$719	$556

(1)
Reflects transformation costs incurred through 2017 to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015. See "Results of Operations" for a more detailed discussion of these costs.

(2)
In 2018, includes a loss of $7 million recorded during the second quarter related to a change in the Visa Class B Share conversion rate announced by Visa as a result of the outstanding litigation for which we retained the associated risk. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for additional information.

(3)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of the items in the table above, our adjusted performance during the three and six months ended June 30, 2018 increased $159 million and $163 million, respectively, compared with prior year periods due primarily to higher other revenues driven by higher trading revenue and higher releases in the provision for credit losses which were partially offset by lower net interest income while operating expenses remained relatively flat.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Profit before tax – U.S. GAAP basis	$351	$312	$205	$760
Adjustments:
Expected credit losses / loan impairment	118	(10)	71	(23)
Loans held for sale	(2)	(10)	(9)	(121)
Litigation expense	(2)	(8)	(4)	8
Property	(2)	(2)	(4)	(7)
Pension and other postretirement benefit costs	—	2	(2)	7
Structured notes and deposits	—	26	—	(23)
Low income housing tax credit investments	1	1	2	3
Other	8	(1)	10	10
Profit before tax – Group Reporting Basis	$472	$310	$269	$614
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
Expected credit losses / loan impairment - In January 2018, we adopted new accounting guidance under the Group Reporting Basis in conjunction with HSBC’s adoption of the requirements of IFRS 9, "Financial Instruments" ("IFRS 9"), on January 1, 2018 with the exception of the provisions relating to the presentation of gains and losses on financial instruments designated at fair value which were previously adopted in 2017.
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
The adoption of the new accounting guidance on January 1, 2018 on our customer loan portfolio resulted in an increase to our customer loan allowance for ECL of approximately $60 million with a corresponding charge to equity under the Group Reporting Basis. The impact of adoption on the allowance for other financial assets was not significant. The amounts shown in the table above represents the difference in credit loss provision for the periods presented. During the three and six months ended June 30, 2018, reserve releases under the Group Reporting Basis were higher than the reserve releases for U.S. GAAP. The higher reserve releases under the Group Reporting Basis were primarily due to releases associated with a single client relationship driven by improvements in credit conditions which resulted in reclassification from 'stage 2' (which requires a lifetime ECL estimate) to 'stage 1' (which requires a 12-month ECL estimate) and, in the year-to-date period, other modeling factors as well as a reduction

HSBC USA Inc.

of ECL associated with oil and gas customers. In addition, U.S. GAAP loan impairment charges in the year-to-date period reflect loss estimates for certain risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio. The impact of the lower expected losses under the Group Reporting Basis in the year-to-date period was partially offset by releases of loan impairment allowances under U.S. GAAP as a result of customer sales, pay-downs and pay-offs where existing allowances were higher under U.S. GAAP due to the longer loss emergence period.
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

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund our balance sheet, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at June 30, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	June 30, 2018	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$33,594	$(11,296)	(25.2)%
Loans, net	65,868	(6,014)	(8.4)
Loans held for sale	213	(502)	(70.2)
Trading assets	25,559	9,409	58.3
Securities	46,180	1,503	3.4
All other assets	9,273	352	3.9
	$180,687	$(6,548)	(3.5)%
Period end liabilities and equity:
Total deposits	$114,355	$(4,347)	(3.7)%
Trading liabilities	3,277	(1,602)	(32.8)
Short-term borrowings	6,391	1,741	37.4
Long-term debt	31,749	(3,217)	(9.2)
Interest, taxes and other liabilities	4,930	986	25.0
Total equity	19,985	(109)	(.5)
	$180,687	$(6,548)	(3.5)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2017 due to a redeployment of surplus liquidity in the short term to precious metal inventory positions which are included in trading assets, a decline in client deposits and the repayment of long-term debt that matured during the first half of 2018. These decreases were partially offset by the impact of a $5.0 billion overnight loan to an affiliate that was outstanding at year-end, as the wire process from the affiliate to settle daily activity failed. This loan was repaid in early January.

HSBC USA Inc.

Loans, Net  The following table summarizes our loan balances at June 30, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	June 30, 2018	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$11,245	$712	6.8%
Business and corporate banking	12,109	(395)	(3.2)
Global banking(1)	18,877	(1,211)	(6.0)
Other commercial(2)	4,612	(5,298)	(53.5)
Total commercial	46,843	(6,192)	(11.7)
Consumer loans:
Residential mortgages	17,326	53.3
Home equity mortgages	1,086	(105)	(8.8)
Credit cards	841	120	16.6
Other consumer	303	(40)	(11.7)
Total consumer	19,556	28.1
Total loans	66,399	(6,164)	(8.5)
Allowance for credit losses	531	(150)	(22.0)
Loans, net	$65,868	$(6,014)	(8.4)%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)	Includes loans to HSBC affiliates which totaled $1,895 million and $6,750 million at June 30, 2018 and December 31, 2017, respectively.
Commercial loans decreased as compared with December 31, 2017 largely reflecting the impact of a $5.0 billion overnight loan to an affiliate that was outstanding at year-end and was repaid in early January as discussed above and, to a lesser extent, paydowns, sales and maturities exceeding loan growth due to new business activity. The trend in commercial non-affiliate loans primarily reflects decreases in the diversified financial, pharmaceutical and energy industries, partially offset by growth in the real estate and telecommunication industries.
Consumer loans were flat compared with December 31, 2017 as increases in credit card receivables reflecting growth in customer activity driven by new product promotions and in residential mortgage loans which we continue to target towards our Premier and Advance customer relationships were largely offset by a continued decline in home equity mortgages due to net paydowns as our focus continues to shift towards residential mortgage loans and lower other consumer loans.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	June 30, 2018		December 31, 2017
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.1%	92.2%	97.6%	89.8%
80% < LTV < 90%	1.2	5.3	1.6	6.6
90% < LTV < 100%	.4	1.8	.5	2.6
LTV > 100%	.3	.7	.3	1.0
Average LTV for portfolio	50.2	50.4	51.0	52.4

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

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at March 31, 2018 and September 30, 2017, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	June 30, 2018	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$—	$(115)	(100.0)%
Global banking	126	(407)	(76.4)
Total commercial	126	(522)	(80.6)
Consumer loans:
Residential mortgages	31	25	*
Other consumer	56	(5)	(8.2)
Total consumer	87	20	29.9
Total loans held for sale	$213	$(502)	(70.2)%

*	Percentage change is greater than 100 percent.
Commercial loans held for sale decreased compared with December 31, 2017. Commercial loans held for sale primarily consists of certain loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $90 million and $471 million at June 30, 2018 and December 31, 2017, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $36 million and $62 million at June 30, 2018 and December 31, 2017, respectively.
Consumer loans held for sale increased compared with December 31, 2017. Prior to 2018 applications, we sold agency-eligible residential mortgage loan originations on a servicing released basis directly to PHH Mortgage Corporation ("PHH Mortgage"). Beginning with 2018 applications, PHH Mortgage is no longer obligated to purchase these loans from us directly upon origination and instead we currently intend to market these loans for sale to other third parties on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking expense in the accompanying consolidated statement of income.
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $3 million and $5 million at June 30, 2018 and December 31, 2017, respectively. The valuation allowance on commercial loans held for sale was $6 million and $10 million at June 30, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at June 30, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	June 30, 2018	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$12,801	$2,650	26.1%
Precious metals	9,212	6,938	*
Derivatives, net(2)	3,546	(179)	(4.8)
	$25,559	$9,409	58.3%
Trading liabilities:
Securities sold, not yet purchased	$982	$(740)	(43.0)%
Payables for precious metals	—	(524)	(100.0)
Derivatives, net(3)	2,295	(338)	(12.8)
	$3,277	$(1,602)	(32.8)%

*	Percentage change is greater than 100 percent.

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At June 30, 2018 and December 31, 2017, the fair value of derivatives included in trading assets has been reduced by $2,472 million and $3,423 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At June 30, 2018 and December 31, 2017, the fair value of derivatives included in trading liabilities has been reduced by $4,058 million and $3,680 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Trading securities balances increased compared with December 31, 2017 due to increases in foreign sovereign and U.S. Treasury positions. Trading securities positions are held as economic hedges of interest rate and credit derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were lower compared with December 31, 2017 driven by a decrease in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2017 due to increases in our own silver and gold inventory positions due primarily to a redeployment of surplus liquidity in the short term which is economically hedged with derivative positions to protect against changes in market pricing and, to a lesser extent, an increase in positions held as hedges for client activity. These increases were partially offset by lower spot prices. Payables for precious metals were lower reflecting a decline in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2017 mainly from market movements which resulted in lower valuations of interest rate derivatives, partially offset by higher valuations of foreign exchange and credit derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were higher compared with December 31, 2017 driven by net purchases of foreign sovereign, U.S. Government sponsored mortgage-backed and U.S. Government agency mortgage-backed securities, partially offset by net sales of U.S. Treasury and other asset-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. In addition, as discussed more fully in Note 21, “New Accounting Pronouncements,” the adoption of new accounting guidance resulted in a reclassification of all equity investments to other assets as of January 1, 2018.
All Other Assets  All other assets includes, among other items, properties and equipment, net and goodwill. All other assets increased compared with December 31, 2017 as the impacts of securities received associated with a security-for-security lending transaction and the adoption of new accounting guidance related to equity investments as discussed above as well as higher outstanding settlement balances related to security sales were largely offset by lower derivative balances associated with hedging activities. As it relates to the security-for-security lending transaction, we recognized the securities received as a component of other assets and the obligation to return those securities as a component of interest, taxes and other liabilities.

HSBC USA Inc.

Deposits  The following table summarizes deposit balances by major depositor categories at June 30, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	June 30, 2018	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$100,827	$(3,342)	(3.2)%
Domestic and foreign banks	10,565	(306)	(2.8)
U.S. government and states and political subdivisions	515	(108)	(17.3)
Foreign governments and official institutions	2,318	(48)	(2.0)
Deposits held for sale(1)	130	(543)	(80.7)
Total deposits	$114,355	$(4,347)	(3.7)%
Total core deposits(2)	$94,761	$(3,739)	(3.8)%

(1)	Represents deposits associated with the sale of a portion of our Private Banking business. No lower of cost or fair value adjustment was required as a result of the transfer to held for sale.

(2)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Total deposits decreased compared with December 31, 2017 due to lower commercial demand and savings deposits largely due to seasonality as clients managed their cash needs at year-end, a decline in retail savings deposits driven primarily by the attrition of balances associated with previous promotional rate campaigns, a decrease in Private Banking deposits reflecting the impact of the client referral agreement with UBS Wealth Management Americas ("UBS") and lower wholesale time deposits. These decreases were partially offset by higher deposits from affiliates. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a comprehensive banking and wealth management proposition for the internationally minded mass affluent customer with a dedicated premier relationship manager. Total Premier deposits decreased to $24,422 million at June 30, 2018 compared with $25,726 million at December 31, 2017 as new balance growth was more than offset by the attrition discussed above; and

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
Long-Term Debt  Long-term debt decreased compared with December 31, 2017 as the impact of debt issuances were more than offset by debt retirements. Debt issuances during the three and six months ended June 30, 2018 totaled $1,161 million and $2,678 million, respectively, of which $360 million and $510 million, respectively, was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $2,167 million of senior structured notes during the six months ended June 30, 2018. Total long-term debt outstanding under this shelf was $18,564 million and $21,387 million at June 30, 2018 and December 31, 2017, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $510 million during the six months ended June 30, 2018. Total debt outstanding under this program was $4,406 million and $4,117 million at June 30, 2018 and December 31, 2017, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $3,100 million at both June 30, 2018 and December 31, 2017.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2017 due primarily to higher outstanding settlement balances related to security purchases, higher reserves for legal matters and the impact of a security-for-security lending transaction as discussed above. These increases were partially offset by declines in derivative balances associated with hedging activities, tax liabilities and accrued interest payable.

HSBC USA Inc.

Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2018 Compared to 2017 Increase (Decrease)
Three Months Ended June 30,	2018	Volume	Rate	2017
	(dollars are in millions)
Interest income:
Short-term investments	$157	$(111)	$87	$181
Trading securities	53	15	(20)	58
Securities	278	(19)	55	242
Commercial loans	452	(17)	97	372
Consumer loans	185	—	9	176
Other	22	7	2	13
Total interest income	1,147	(125)	230	1,042
Interest expense:
Deposits	258	(12)	101	169
Short-term borrowings	43	(15)	26	32
Long-term debt	283	(45)	77	251
Tax liabilities and other	8	1	(1)	8
Total interest expense	592	(71)	203	460
Net interest income	$555	$(54)	$27	$582

Yield on total interest earning assets	2.91%			2.25%
Cost of total interest bearing liabilities	1.87			1.28
Interest rate spread	1.04			.97
Benefit from net non-interest paying funds(1)	.37			.29
Net interest margin on average earning assets	1.41%			1.26%

HSBC USA Inc.

		2018 Compared to 2017 Increase (Decrease)
Six Months Ended June 30,	2018	Volume	Rate	2017
	(dollars are in millions)
Interest income:
Short-term investments	$315	$(144)	$147	$312
Trading securities	102	23	(37)	116
Securities	531	(49)	96	484
Commercial loans	866	(64)	176	754
Consumer loans	369	(7)	9	367
Other	38	12	2	24
Total interest income	2,221	(229)	393	2,057
Interest expense:
Deposits	480	(26)	187	319
Short-term borrowings	76	(14)	35	55
Long-term debt	540	(75)	122	493
Tax liabilities and other	18	6	1	11
Total interest expense	1,114	(109)	345	878
Net interest income	$1,107	$(120)	$48	$1,179

Yield on total interest earning assets	2.78%			2.24%
Cost of total interest bearing liabilities	1.73			1.23
Interest rate spread	1.05			1.01
Benefit from net non-interest paying funds(1)	.34			.27
Net interest margin on average earning assets	1.39%			1.28%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

During the three and six months ended June 30, 2018, net interest income decreased as the favorable net impact of higher market rates was more than offset by lower interest income from the impact of lower average short-term investment and loan balances. Higher market rates resulted in higher interest income from securities and loans, partially offset by higher deposit, short-term borrowings and long-term debt interest expense.
Short-term investments Interest income was lower during the three months ended June 30, 2018 and was relatively flat in the year-to-date period as lower average balances largely reflecting a redeployment of surplus liquidity in the short term to precious metal inventory positions during the first half of 2018 was partially offset in the three-month period and more than offset in the year-to-date period by higher yields earned on these investments.
Trading securities Lower interest income during the three and six months ended June 30, 2018 was due to a shift in mix driven by a decrease in higher yielding corporate bond positions and increases in lower yielding foreign sovereign and U.S. Treasury positions which was partially offset by higher average balances overall. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our clients. As a result, interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income increased during the three and six months ended June 30, 2018 driven by higher yields, partially offset by lower average balances. Lower average balances reflects net sales of U.S. Treasury and U.S. Government sponsored mortgage-backed securities, partially offset by net purchases of U.S. Government agency mortgage-backed and foreign sovereign securities.
Commercial loans Interest income was higher during the three and six months ended June 30, 2018 due to higher yields driven by rate increases on variable rate products, partially offset by lower average balances due to paydowns, sales and maturities exceeding loan growth from new business activity.
Consumer loans Interest income increased during the three months ended June 30, 2018 due primarily to higher yields on residential mortgages. In the year-to-date period, interest income was relatively flat as higher yields on residential mortgages was largely offset by lower average balances driven by the impact of residential mortgage loan sales in the prior year.

HSBC USA Inc.

Other Higher interest income during the three and six months ended June 30, 2018 largely reflects higher average balances in cash collateral posted.
Deposits Interest expense increased during the three and six months ended June 30, 2018 due primarily to higher rates paid reflecting the impact of rate increases on wholesale deposits and promotional rates offered to our retail customers on savings accounts and certificates of deposits. This increase was partially offset by lower average interest-bearing deposit balances driven by lower deposits from affiliates, a decline in wholesale time deposits and lower deposits in Private Banking reflecting the impact of the client referral agreement with UBS.
Short-term borrowings Higher interest expense during the three and six months ended June 30, 2018 was due to higher rates paid on these borrowings, partially offset by lower average borrowings.
Long-term debt Interest expense was higher during the three and six months ended June 30, 2018 due primarily to higher rates paid reflecting the impact of rate increases on variable rate borrowings and new issuances, partially offset by lower average borrowings.
Tax liabilities and other Interest expense was flat during the three months ended June 30, 2018. In the year-to-date period, interest expense increased driven by higher average borrowings in securities sold, not yet repurchased.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$(4)	$(9)	$5	55.6%
Business and corporate banking	(27)	(5)	(22)	*
Global banking	(25)	—	(25)	*
Other commercial	—	—	—	—
Total commercial	(56)	(14)	(42)	*
Consumer:
Residential mortgages	(4)	(8)	4	50.0
Home equity mortgages	—	(4)	4	100.0
Credit cards	13	6	7	*
Other consumer	2	(1)	3	*
Total consumer	11	(7)	18	*
Total provision for credit losses	$(45)	$(21)	$(24)	*
Provision as a percentage of average loans	(.3)%	(.1)%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$6	$(8)	$14	*
Business and corporate banking	(61)	(47)	(14)	(29.8)
Global banking	(74)	(39)	(35)	(89.7)
Other commercial	1	2	(1)	(50.0)
Total commercial	(128)	(92)	(36)	(39.1)
Consumer:
Residential mortgages	(14)	(8)	(6)	(75.0)
Home equity mortgages	(1)	(6)	5	83.3
Credit cards	25	9	16	*
Other consumer	2	(1)	3	*
Total consumer	12	(6)	18	*
Total provision for credit losses	$(116)	$(98)	$(18)	(18.4)%
Provision as a percentage of average loans	(.3)%	(.3)%

*	Percentage change is greater than 100 percent.
Our provision for credit losses reflected higher releases of $24 million and $18 million during the three and six months ended June 30, 2018, respectively, due to higher releases in the provision for credit losses in our commercial loan portfolio, partially offset by an increased provision for credit losses in our consumer loan portfolio. During the three and six months ended June 30, 2018, we decreased our allowance for credit losses as the provision for credit losses was lower than net charge-offs by $68 million and $150 million, respectively.
Releases in the commercial provision for credit losses were higher by $42 million and $36 million during the three and six months ended June 30, 2018, respectively, reflecting continued improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as we continued to focus efforts on improving returns, including the sale of a single mining client relationship in the second quarter of 2018, as well as improvements in credit conditions associated with certain client relationships. The higher releases were partially offset by an update to the loss emergence period factors and, in the year-to-date period, higher provisions for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio.
The provision for credit losses on residential mortgages and home equity mortgages increased $8 million during the three months ended June 30, 2018 as the positive impacts of continued improvements in economic and credit conditions, including lower dollars of delinquency on accounts less than 180 days contractually delinquent, were more pronounced in the prior year period. In the year-to-date period, the provision for credit losses on residential mortgages and home equity mortgages was flat.
The provision for credit losses associated with credit cards and other consumer loans increased $10 million and $19 million during the three and six months ended June 30, 2018, respectively, due primarily to a higher provision for credit losses in credit cards reflecting growth in customer activity driven by new product promotions.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Credit card fees	$15	$14	$1	7.1
Trust and investment management fees	34	39	(5)	(12.8)
Other fees and commissions	184	163	21	12.9
Trading revenue	192	71	121	*
Other securities gains, net	10	19	(9)	(47.4)
Servicing and other fees from HSBC affiliates(1)	87	81	6	7.4
Residential mortgage banking expense	(2)	(2)	—	—
Gain (loss) on instruments designated at fair value and related derivatives	4	(1)	5	*
Other income:
Valuation of loans held for sale	1	6	(5)	(83.3)
Insurance	3	3	—	—
Gains on sales of Visa Class B Shares to a third party	—	166	(166)	(100.0)
Miscellaneous income (expense)	9	(1)	10	*
Total other income	13	174	(161)	(92.5)
Total other revenues	$537	$558	$(21)	(3.8)%

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(in millions)
Credit card fees	$26	$25	$1	4.0%
Trust and investment management fees	72	77	(5)	(6.5)
Other fees and commissions	344	325	19	5.8
Trading revenue	355	141	214	*
Other securities gains, net	15	24	(9)	(37.5)
Servicing and other fees from HSBC affiliates(1)	186	195	(9)	(4.6)
Residential mortgage banking expense	(2)	(4)	2	50.0
Gain (loss) on instruments designated at fair value and related derivatives	34	33	1	3.0
Other income:
Valuation of loans held for sale	4	14	(10)	(71.4)
Insurance	6	7	(1)	(14.3)
Gains on sales of Visa Class B Shares to a third party	—	312	(312)	(100.0)
Miscellaneous income (expense)	10	2	8	*
Total other income	20	335	(315)	(94.0)
Total other revenues	$1,050	$1,151	$(101)	(8.8)%

*	Percentage change is greater than 100 percent.

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

Credit card fees  Credit card fees were flat during the three and six months ended June 30, 2018 as higher interchange fees were offset by higher cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees decreased during the three and six months ended June 30, 2018 due to lower assets under management in Private Banking reflecting the impact of the client referral agreement with UBS and, to a lesser extent, a decrease in assets under management in retail fixed income funds.

HSBC USA Inc.

Other fees and commissions Other fees and commissions increased during the three and six months ended June 30, 2018 due primarily to higher credit facilities fees driven by increased loan syndication fees and guarantee fees as well as higher other fee based income reflecting the recognition of residual income associated with the termination and payoff of an unconsolidated variable interest entity ("VIE") and, in the three-month period, an increase in account service fees. These increases were partially offset by lower custody fees. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.
Trading revenue  Trading revenue is generated by participation in the foreign exchange, rates, credit, equities and precious metals markets. The following table presents trading revenue by business activity. Not included in the table below is the impact of net interest income related to trading securities which is an integral part of trading activities' overall performance. Net interest income related to trading activities is recorded in net interest income in the consolidated statement of income. Trading revenues related to the mortgage banking business are included in residential mortgage banking expense.

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)	$33	$(26)	$59	*
Foreign Exchange	59	44	15	34.1
Metals	94	49	45	91.8
Balance Sheet Management	5	9	(4)	(44.4)
Global Banking	(3)	(3)	—	—
Other trading	4	(2)	6	*
Total trading revenue	$192	$71	$121	*

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(in millions)
Business Activities:
Derivatives(1)	$59	$(51)	$110	*
Foreign Exchange	117	100	17	17.0
Metals	166	83	83	100.0
Balance Sheet Management	13	10	3	30.0
Global Banking	(4)	(1)	(3)	*
Other trading	4	—	4	*
Total trading revenue	$355	$141	$214	*

*	Percentage change is greater than 100 percent.

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

Trading revenue increased during the three and six months ended June 30, 2018 largely driven by the improved performance of Derivatives, Metals and Foreign Exchange.
Trading revenue from Derivatives improved during the three and six months ended June 30, 2018 due to the improved performance of emerging markets products, favorable debit valuation adjustments associated with movements in our own credit spreads and, in the year-to-date period, favorable valuation adjustments on our legacy structured credit products. These improvements were partially offset by the non-recurrence of a gain of approximately $11 million recorded during the second quarter of 2017 related to the unwind of one of our unconsolidated VIEs. Derivatives trading revenue does not reflect associated net interest income as certain derivatives, such as total return swaps, were economically hedged by holding the underlying interest bearing referenced assets.
Foreign Exchange trading revenue increased during the three and six months ended June 30, 2018 due to increased client trading activity.

HSBC USA Inc.

Metals trading revenue increased during the three and six months ended June 30, 2018 due to increased client trading activity reflecting improved investor demand for this asset class and the impact of a redeployment of surplus liquidity in the short term to Metals.
Trading revenue related to Balance Sheet Management activities was lower during the three months ended June 30, 2018 and higher in the year-to-date period. While the performance of economic hedge positions used to manage interest rate risk improved in the year-to-date period, it resulted in lower revenue in the three-month period.
Global Banking trading revenue was flat during the three months ended June 30, 2018. In the year-to-date period, Global Banking trading revenue decreased due primarily to a higher valuation reserve on credit default swap economic hedge positions.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2018, we sold $1,623 million and $2,610 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities compared with sales of $8,085 million and $10,334 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. Other securities gains, net decreased during the three and six months ended June 30, 2018 reflecting the impact of lower sales activity associated with balancing the securities portfolio for risk management purposes. The gross realized gains and losses from sales of securities, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates increased during the three months ended June 30, 2018 and decreased in the year-to-date period. The increase in the three-month period was largely due to higher cost reimbursements associated with wealth management activities performed on behalf of HSBC Markets (USA) Inc. ("HMUS") and, to a lesser extent, higher cost reimbursements associated with trading activities performed on behalf of HSBC Bank plc. These increases were partially offset by lower fees due to the transfer of certain operational support staff from HSBC Bank USA to HSBC Technology & Services (USA) ("HTSU") support services as discussed below as well as the non-recurrence of fees received from HSBC Finance Corporation ("HSBC Finance") in the prior year associated with residential mortgage servicing activities performed prior to the completion of its receivable sales program. In the year-to-date period, a net increase from the items discussed above as well as approximately $10 million of cost reimbursements recorded in the current year related to costs we incurred in prior years reflecting the impact of entering into an agreement with HSBC in December 2017 under which they reimburse us for costs we have incurred associated with enhancing the HSBC Group's digital banking platform were more than offset by the non-recurrence of $28 million of loan prepayment fees received from HSBC Finance in the prior year.
Residential mortgage banking expense  Residential mortgage banking expense was relatively flat during the three and six months ended June 30, 2018.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives was higher during the three months ended June 30, 2018 and was flat in the year-to-date period. The increase in the three-month period was attributable to favorable movements related to the economic hedging of interest rate and other risks within our own debt. In the year-to-date period, favorable movements related to the economic hedging of interest rate and other risks within our own debt and favorable fair value adjustments on loans were offset by unfavorable movements related to the economic hedging of interest rate and other risks within our structured deposits and unfavorable fair value adjustments on securities purchased under resale agreements. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income  Beginning in late 2016 and into 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. The portions of these shares sold during the three and six months ended June 30, 2017 resulted in net pre-tax gains of approximately $166 million and $312 million, respectively. Excluding this item, other income increased during the three months ended June 30, 2018 and remained lower in the year-to-date period. The increase in the three-month period was primarily due to higher income associated with credit default swap protection which largely reflects the hedging of a single client exposure, fair value gains recorded on equity investments in the current year and higher income associated with fair value hedge ineffectiveness. These increases were partially offset by a loss of $7 million recorded during the second quarter of 2018 related to a change in the Visa Class B Share conversion rate announced by Visa as a result of the outstanding litigation for which we retained the associated risk, as well as lower valuation gains on loans held for sale. In the year-to-date period, a net increase from the items discussed above was more than offset by the non-recurrence of a $42 million net gain recorded from the sale of certain residential mortgages in the prior year.

HSBC USA Inc.

Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$212	$256	$(44)	(17.2)%
Support services from HSBC affiliates:(1)
Fees paid to HSBC Technology and Services (USA) ("HTSU")	310	302	8	2.6
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	25	31	(6)	(19.4)
Fees paid to other HSBC affiliates	70	66	4	6.1
Total support services from HSBC affiliates	405	399	6	1.5
Occupancy expense, net(1)	45	61	(16)	(26.2)
Other expenses:
Equipment and software	16	14	2	14.3
Marketing	33	16	17	*
Outside services	16	23	(7)	(30.4)
Professional fees	23	25	(2)	(8.0)
Off-balance sheet credit reserves	(13)	(9)	(4)	(44.4)
Federal Deposit Insurance Corporation ("FDIC") assessment fees	29	39	(10)	(25.6)
Expense related to legal matters	16	7	9	*
Miscellaneous	4	18	(14)	(77.8)
Total other expenses	124	133	(9)	(6.8)
Total operating expenses	$786	$849	$(63)	(7.4)%
Personnel - average number	4,757	5,791
Efficiency ratio	72.0%	74.5%

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$419	$521	$(102)	(19.6)%
Support services from HSBC affiliates:(1)
Fees paid to HTSU	608	595	13	2.2
Fees paid to HMUS	56	60	(4)	(6.7)
Fees paid to other HSBC affiliates	152	128	24	18.8
Total support services from HSBC affiliates	816	783	33	4.2
Occupancy expense, net(1)	88	102	(14)	(13.7)
Other expenses:
Equipment and software	27	24	3	12.5
Marketing	61	29	32	*
Outside services	32	42	(10)	(23.8)
Professional fees	45	41	4	9.8
Off-balance sheet credit reserves	(15)	(20)	5	25.0
FDIC assessment fees	62	80	(18)	(22.5)
Expense related to legal matters	510	26	484	*
Miscellaneous	23	40	(17)	(42.5)
Total other expenses	745	262	483	*
Total operating expenses	$2,068	$1,668	$400	24.0%
Personnel - average number	4,768	5,788
Efficiency ratio	95.9%	71.6%

HSBC USA Inc.

*	Percentage change is greater than 100 percent.

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. Separately, we also concluded that rental revenue we receive from our affiliates for rent on certain office space would be better presented as a reduction to occupancy expense as opposed to a reduction to affiliate expense. As a result, we have reclassified prior period amounts in order to conform to the current year presentation. See Note 14, "Related Party Transactions," in the accompanying consolidated financial statements for additional information.

Prior to 2018, costs to achieve, which reflected transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015, were a significant component of total operating expenses. Costs to achieve primarily consisted of project cost support service charges from HTSU, lease termination and associated expenses, professional fees and severance costs. Excluding costs to achieve, total operating expenses increased $6 million and $508 million during the three and six months ended June 30, 2018, respectively. The following table presents costs to achieve by financial statement line item:

Three Months Ended June 30,	2017
(in millions)
Salaries and employee benefits	$3
Support services from HSBC affiliates	39
Occupancy expense, net	17
Other expenses	10
Total operating expenses	$69

Six Months Ended June 30,	2017
(in millions)
Salaries and employee benefits	$8
Support services from HSBC affiliates	67
Occupancy expense, net	17
Other expenses	16
Total operating expenses	$108
Salaries and employee benefits  Salaries and employee benefits decreased during the three and six months ended June 30, 2018 due primarily to lower expense reflecting the impact of transferring certain operational support staff from HSBC Bank USA to HTSU support services in January 2018 in order to comply with certain banking reforms. The decrease in salaries and employees benefits also reflects lower pension expense driven primarily by the impact of the lump-sum settlement offer completed during the fourth quarter of 2017, the non-recurrence of costs to achieve recorded in the prior year periods as discussed above, the non-recurrence of expense recorded in the prior year periods related to staff performing residential mortgage serving activities on behalf of HSBC Finance prior to the completion of its receivable sales program and, in the year-to-date period, lower expense associated with long-term disability medical benefits. These decreases were partially offset by the impact of salaries expense related to the addition of personnel associated with growth initiatives in certain businesses.
Support services from HSBC affiliates  Support services from HSBC affiliates increased during the three and six months ended June 30, 2018 due primarily to higher expense associated with certain operational support staff which were transferred from HSBC Bank USA to HTSU support services as discussed above as well as increased costs associated with our investment to improve and modernize our legacy business systems. These increases were partially offset by the favorable impact of cost management efforts in our technology and support service functions and the non-recurrence of costs to achieve recorded in the prior year periods as discussed above. A summary of the activities charged to us from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense decreased during the three and six months ended June 30, 2018 due primarily to the non-recurrence of costs to achieve recorded in the prior year periods as discussed above and, to a lesser extent, lower depreciation expense. These decreases were partially offset by increased maintenance costs and, in the year-to-date period, the impact of extending the lease of our 452 Fifth Avenue property, including the 1 W. 39th Street building. The sale and leaseback of our 452 Fifth Avenue property in 2010 resulted in a gain which is deferred and was being recognized over the lease term (which was ten years) due to our continuing involvement. During the second quarter of 2017, we extended the lease for an additional five years as well as the amortization of the deferred gain to reflect the new lease term.
Other expenses  Other expenses were lower during the three months ended June 30, 2018 and increased in the year-to-date period. The decrease in the three-month period reflects higher levels of expense capitalization related to internally developed software, lower deposit insurance assessment fees and the non-recurrence of costs to achieve recorded in the prior year period which were partially offset by higher marketing expense and higher expense related to certain legal matters. In the year-to-date period, higher

HSBC USA Inc.

expense related to certain legal matters and higher marketing expense more than offset the favorable impact associated with the items discussed above.
Efficiency ratio  Our efficiency ratio was relatively flat during the three months ended June 30, 2018. In the year-to-date period, our efficiency ratio increased due to higher operating expenses, lower other revenues and lower net interest income as discussed in detail above.
Income tax expense The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended June 30,	2018		2017
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$74	21.0%	$109	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	13	3.7	9	2.9
Non-deductible FDIC assessment fees	7	2.0	—	—
Other non-deductible / non-taxable items(1)	5	1.4	1.3
Items affecting prior periods(2)	(17)	(4.8)	—	—
Low income housing and other tax credit investments	(1)	(.3)	(6)	(1.9)
Stock based compensation	(1)	(.3)	(7)	(2.2)
Other	2.7		2.6
Provision for income taxes	$82	23.4%	$108	34.6%

Six Months Ended June 30,	2018		2017
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$43	21.0%	$266	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	25	12.2	21	2.8
Non-deductible FDIC assessment fees	19	9.3	—	—
Other non-deductible / non-taxable items(1)	105	51.2	2.3
Items affecting prior periods(2)	(17)	(8.3)	(9)	(1.2)
Low income housing and other tax credit investments	(2)	(1.0)	(12)	(1.6)
Stock based compensation	(1)	(.5)	(10)	(1.3)
Other	2	1.0	2.3
Provision for income taxes	$174	84.9%	$260	34.2%

(1)	For 2018, the amounts primarily relate to the accrual of non-deductible expense related to legal matters.

(2)
For 2018, the amounts relate to revaluation of certain deferred tax assets due to tax return adjustments and the federal tax rate legislation change. For the six months ended June 30, 2017, the amount relates to the impact of State tax rate adjustments on deferred tax assets.

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

HSBC USA Inc.

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
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in our 2017 Form 10-K in Note 22, "Business Segments," and under the caption "Basis of Reporting" in the MD&A section. In addition, see "Basis of Reporting" in this MD&A for a discussion of significant changes since December 31, 2017 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
Retail Banking and Wealth Management  RBWM provides a range of banking and wealth products and services to individuals and certain small businesses, focusing on internationally minded customers in large metropolitan centers on the West and East coasts.
During the first half of 2018, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service which offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent customer in the initial stages of wealth accumulation. In addition, we have experienced higher credit card receivables reflecting growth in customer activity driven by new product promotions.
The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$225	$221	$4	1.8%
Other operating income(1)	71	238	(167)	(70.2)
Total operating income(2)	296	459	(163)	(35.5)
Expected credit losses / loan impairment charges	3	(3)	6	*
Net operating income	293	462	(169)	(36.6)
Operating expenses(1)	341	287	54	18.8
Profit (loss) before tax	$(48)	$175	$(223)	*

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$441	$434	$7	1.6%
Other operating income(1)	164	386	(222)	(57.5)
Total operating income(2)	605	820	(215)	(26.2)
Expected credit losses / loan impairment charges	6	6	—	—
Net operating income	599	814	(215)	(26.4)
Operating expenses(1)	666	573	93	16.2
Profit (loss) before tax	$(67)	$241	$(308)	*

*	Percentage change is greater than 100 percent.

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased both RBWM other operating income and RBWM operating expenses $13 million and $24 million during the three and six months ended June 30, 2017, respectively. See Note 14, "Related Party Transactions," for additional information.

HSBC USA Inc.

(2)	The following table summarizes the impact of key activities on the total operating income of our RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$171	$160	$11	6.9%
Mortgages, credit cards and other personal lending	58	68	(10)	(14.7)
Wealth and asset management products	28	44	(16)	(36.4)
Retail business banking and other(3)	39	187	(148)	(79.1)
Total operating income	$296	$459	$(163)	(35.5)%

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$343	$299	$44	14.7%
Mortgages, credit cards and other personal lending	116	146	(30)	(20.5)
Wealth and asset management products	59	88	(29)	(33.0)
Retail business banking and other(3)	87	287	(200)	(69.7)
Total operating income	$605	$820	$(215)	(26.2)%

(3)
During the three and six months ended June 30, 2017, retail business banking and other reflects gains on the sales of Visa Class B Shares of approximately $166 million and $312 million, respectively, and, in the year-to-date period, a loss on the sale of certain partially charged-off residential mortgages as discussed below.

Our RBWM segment reported a loss before tax during the three and six months ended June 30, 2018 compared with a profit before tax in the prior year periods due primarily to lower other operating income driven by the non-recurrence of net pre-tax gains of approximately $166 million and $312 million recorded from the sales of Visa Class B Shares during the three and six months ended June 30, 2017, respectively, as well as higher operating expenses.
Net interest income increased slightly during the three and six months ended June 30, 2018 driven by higher net interest income from deposits due to improved spreads, partially offset by lower net interest income from lending driven by the impact of loan sales in the prior year and a continued decline in home equity mortgages.
Excluding the gains on sales of Visa Class B Shares as discussed above, other operating income was flat during the three months ended June 30, 2018 and increased in the year-to-date period. The increase in the year-to-date period was driven by the non-recurrence of a loss of $73 million recorded during the first quarter of 2017 on the sale of certain partially charged-off residential mortgages, higher cost reimbursements associated with wealth management activities performed on behalf of HMUS and approximately $10 million of cost reimbursements recorded in the current year related to costs we incurred in prior years reflecting the impact of entering into an agreement with HSBC in December 2017 under which they reimburse us for costs we have incurred associated with enhancing the HSBC Group's digital banking platform. These increases were partially offset by a loss of $7 million recorded during the second quarter of 2018 related to a change in the Visa Class B Share conversion rate announced by Visa as a result of the outstanding litigation for which we retained the associated risk.
Expected credit losses increased during the three months ended June 30, 2018 and was relatively flat in the year-to-date period. The increase in the three-month period was driven by higher loss estimates in credit cards reflecting growth in customer activity driven by new product promotions. In addition, the current year periods reflect the impact of adopting IFRS 9.
Operating expenses increased during the three and six months ended June 30, 2018 due primarily to higher marketing expense largely driven by new product promotions in credit cards, higher expense related to the addition of personnel associated with growth initiatives and, in the year-to-date period, higher legal costs.
Commercial Banking  CMB offers a full range of commercial financial services and tailored solutions to enable clients to grow their businesses, focusing on key markets with high concentrations of international connectivity.
Total quarter-to-date average loans outstanding, including loans held for sale, increased 3 percent as compared with the second quarter of 2017 as we focused efforts on improving returns while growing the business. Total quarter-to-date average deposits outstanding were 14 percent higher as compared with the second quarter of 2017.

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$195	$181	$14	7.7%
Other operating income	58	52	6	11.5
Total operating income(1)	253	233	20	8.6
Expected credit losses / loan impairment charges	(36)	(5)	(31)	*
Net operating income	289	238	51	21.4
Operating expenses	139	141	(2)	(1.4)
Profit before tax	$150	$97	$53	54.6%

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$381	$361	$20	5.5%
Other operating income	113	104	9	8.7
Total operating income(1)	494	465	29	6.2
Expected credit losses / loan impairment charges	(46)	(41)	(5)	(12.2)
Net operating income	540	506	34	6.7
Operating expenses	290	280	10	3.6
Profit before tax	$250	$226	$24	10.6%

*	Percentage change is greater than 100 percent.

(1)	The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$109	$111	$(2)	(1.8)%
Global Liquidity and Cash Management, current accounts and savings deposits	116	104	12	11.5
Global Trade and Receivables Finance	12	13	(1)	(7.7)
Investment banking products and other	16	5	11	*
Total operating income	$253	$233	$20	8.6%

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$217	$217	$—	—%
Global Liquidity and Cash Management, current accounts and savings deposits	225	198	27	13.6
Global Trade and Receivables Finance	24	27	(3)	(11.1)
Investment banking products and other	28	23	5	21.7
Total operating income	$494	$465	$29	6.2%
Our CMB segment reported higher profit before tax during the three and six months ended June 30, 2018 due primarily to higher net interest income, higher other operating income and higher releases in expected credit losses. These increases were partially offset in the year-to-date period by higher operating expenses.
Net interest income increased during the three and six months ended June 30, 2018 due to the favorable impact of higher deposit balances and improved spreads from rate increases.
Other operating income increased during the three and six months ended June 30, 2018 driven by higher loan fees and higher GB&M collaboration revenue.

HSBC USA Inc.

Expected credit losses reflected higher releases during the three and six months ended June 30, 2018 due to continued improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as well as improvements in credit conditions associated with certain client relationships. In addition, the current year periods reflect the impact of adopting IFRS 9.
Operating expenses decreased slightly during the three months ended June 30, 2018 and was higher in the year-to-date period as lower staff costs and deposit insurance assessment fees were more than offset in the year-to-date period by higher support service cost allocations from affiliates.
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
The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$151	$156	$(5)	(3.2)%
Other operating income(1)	252	169	83	49.1
Total operating income(2)	403	325	78	24.0
Expected credit losses / loan impairment charges	(143)	(2)	(141)	*
Net operating income	546	327	219	67.0
Operating expenses(1)	209	248	(39)	(15.7)
Profit before tax	$337	$79	$258	*

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$300	$308	$(8)	(2.6)%
Other operating income(1)	449	311	138	44.4
Total operating income(2)	749	619	130	21.0
Expected credit losses / loan impairment charges	(157)	(37)	(120)	*
Net operating income	906	656	250	38.1
Operating expenses(1)	425	472	(47)	(10.0)
Profit before tax	$481	$184	$297	*

*	Percentage change is greater than 100 percent.

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased both GB&M other operating income and GB&M operating expenses $16 million and $37 million during the three and six months ended June 30, 2017, respectively. See Note 14, "Related Party Transactions," for additional information.

HSBC USA Inc.

(2)
The following table summarizes the impact of key activities on the total operating income of our GB&M segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Credit	$12	$2	$10	*
Rates	20	5	15	*
Foreign Exchange and Metals	91	59	32	54.2
Equities	2	2	—	—
Total Global Markets	125	68	57	83.8
Global Banking	109	76	33	43.4
Global Liquidity and Cash Management	126	130	(4)	(3.1)
Securities Services	10	14	(4)	(28.6)
Global Trade and Receivables Finance	14	13	1	7.7
Credit and funding valuation adjustments(3)	(11)	12	(23)	*
Other(4)	30	12	18	*
Total operating income	$403	$325	$78	24.0%

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Credit	$22	$10	$12	*
Rates	18	44	(26)	(59.1)
Foreign Exchange and Metals	172	136	36	26.5
Equities	13	14	(1)	(7.1)
Total Global Markets	225	204	21	10.3
Global Banking	181	132	49	37.1
Global Liquidity and Cash Management	259	248	11	4.4
Securities Services	26	23	3	13.0
Global Trade and Receivables Finance	27	25	2	8.0
Credit and funding valuation adjustments(3)	(7)	(36)	29	80.6
Other(4)	38	23	15	65.2
Total operating income	$749	$619	$130	21.0%

(3)
During the three and six months ended June 30, 2017, credit and funding valuation adjustments included a gain of $26 million and a loss of $23 million, respectively, from the fair value movement on structured notes and deposits attributable to our own credit spread.

(4)
Other includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, corporate funding charges and net interest income on capital held in the business and not assigned to products.

Our GB&M segment reported higher profit before tax during the three and six months ended June 30, 2018 due to higher other operating income, higher releases in expected credit losses and lower operating expenses, partially offset by lower net interest income.
Credit revenue increased during the three and six months ended June 30, 2018 due to higher revenue from collateralized financing related activity.
Revenue from Rates increased during the three months ended June 30, 2018 due to the improved performance of emerging markets products. In the year-to-date period, revenue from Rates decreased as the the improved performance of emerging markets products was more than offset by unfavorable movements related to the economic hedging of interest rate and other risks within our structured notes and deposits. In addition, while revenue from new deal activity on interest rate swaps was higher and contributed to the increase in the three-month period, it was lower and contributed to the decrease in the year-to-date period.
Foreign Exchange and Metals revenue increased during the three and six months ended June 30, 2018 driven by higher revenue in both Metals and Foreign Exchange from client related trading activity.
Equities revenue was relatively flat during the three and six months ended June 30, 2018.
Global Banking revenue increased during the three and six months ended June 30, 2018 due to higher loan syndication and other fees as well as higher income associated with credit default swap protection which largely reflects the hedging of a single client exposure. These increases were partially offset by lower net interest income driven by lower loan balances due to paydowns, sales and maturities exceeding loan growth as we focused efforts on improving returns.

HSBC USA Inc.

Global Liquidity and Cash Management revenue decreased during the three months ended June 30, 2018 due to the reporting change for cost reimbursements associated with activities performed on behalf of other HSBC affiliates discussed further below. This decrease was more than offset in the year-to-date period by higher net interest income due to the favorable impact of higher short-term market rates, an increase in high quality deposit balances and higher clearing fees.
Securities Services revenue decreased during the three months ended June 30, 2018 due to the reporting change for cost reimbursements associated with activities performed on behalf of other HSBC affiliates as discussed further below. This decrease was more than offset in the year-to-date period by higher revenue from new direct custody and clearing client activity as well as higher net interest income due to the favorable impact of higher short-term market rates.
Global Trade and Receivables Finance revenue increased slightly during the three and six months ended June 30, 2018 due to higher fees on standby letters of credit.
Credit and funding valuation adjustments during the three and six months ended June 30, 2017 included a gain of $26 million and a loss of $23 million, respectively, from the fair value movement on structured notes and deposits attributable to our own credit spread. As discussed above, beginning January 1, 2018, the fair value movement on structured notes and deposits attributable to our own credit spread is now being recorded in other comprehensive income. Excluding this item, credit and funding valuation adjustments improved during the three and six months ended June 30, 2018 attributable primarily to movements in our own credit spreads within our derivative liability balances.
Other revenue increased during the three and six months ended June 30, 2018 reflecting higher net interest income on capital held in the business and not assigned to products, higher cost reimbursements associated with activities performed on behalf of other HSBC affiliates and, in the year-to-date period, the non-recurrence of an inducement fee paid to a third party in the first quarter of 2017 associated with the sale of a portion of our portfolio of residual interests in real estate mortgage investment conduits. These increases were partially offset by higher corporate funding and excess liquidity charges. In addition, during the second quarter of 2018 we began reporting cost reimbursements associated with activities performed on behalf of other HSBC affiliates in Other. As a result, we reported $16 million of cost reimbursements in Other during both the three and six months ended June 30, 2018 that previously would have been reported in Global Liquidity and Cash Management and Securities Services above.
Expected credit losses reflected higher releases during the three and six months ended June 30, 2018 due to continued improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as we continued to focus efforts on improving returns, including the sale of a single mining client relationship in the second quarter of 2018, as well as improvements in credit conditions associated with certain client relationships, including the upgrade of a large oil and gas client relationship during the second quarter of 2018. In addition, the current year periods reflect the impact of adopting IFRS 9.
Operating expenses were lower during the three and six months ended June 30, 2018 due primarily to lower staff costs, lower deposit insurance assessment fees, lower legal costs and lower corporate function cost allocations from affiliates.
Private Banking  PB serves high net worth and ultra-high net worth individuals and families with complex needs domestically and abroad.
In August 2017, our PB business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS. Under the terms of the agreement, we facilitate the referral of these client relationships to UBS for a fee, including the transfer of client assets, consisting of client investments and deposits, as well as the transfer of the relationship managers and client service employees that support these clients. Loans associated with these client relationships were not included in the agreement. Total operating income associated with these client relationships was approximately $4 million and $12 million during the three and six months ended June 30, 2018, respectively, and $12 million and $25 million during the three and six months ended June 30, 2017, respectively.
Total client deposit levels decreased $2,020 million or 20 percent and total loans decreased by $318 million or 5 percent as compared with June 30, 2017. Overall period end client assets were $3,633 million lower than June 30, 2017.
The following table provides additional information regarding client assets during the six months ended June 30, 2018 and 2017:

Six Months Ended June 30,	2018	2017
	(in millions)
Client assets at beginning of period	$39,089	$40,462
Net new money	442	129
Client transfers to UBS	(1,116)	—
Value change	(42)	1,416
Client assets at end of period	$38,373	$42,007

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our PB segment:

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$43	$56	$(13)	(23.2)%
Other operating income	16	21	(5)	(23.8)
Total operating income	59	77	(18)	(23.4)
Expected credit losses / loan impairment charges	—	1	(1)	(100.0)
Net operating income	59	76	(17)	(22.4)
Operating expenses	61	63	(2)	(3.2)
Profit (loss) before tax	$(2)	$13	$(15)	*

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$90	$109	$(19)	(17.4)%
Other operating income	36	42	(6)	(14.3)
Total operating income	126	151	(25)	(16.6)
Expected credit losses / loan impairment charges	(3)	3	(6)	*
Net operating income	129	148	(19)	(12.8)
Operating expenses	122	124	(2)	(1.6)
Profit (loss) before tax	$7	$24	$(17)	(70.8)%

*	Percentage change is greater than 100 percent.
Our PB segment reported a loss before tax during the three months ended June 30, 2018 compared with a profit before tax during the prior year quarter due to lower net interest income and lower operating income, partially offset by lower operating expenses. In the year to date period, our PB segment reported lower profit before tax due to lower net interest income and lower other operating income, partially offset by improved expected credit losses and lower operating expense.
Net interest income decreased during the three and six months ended June 30, 2018 reflecting the impact of lower deposit balances due primarily to the impact of the client referral agreement with UBS.
Other operating income decreased during the three and six months ended June 30, 2018 due to a $3 million loss recorded during the second quarter of 2018 as a result of a decline in the estimated fair value of the contingent consideration receivable associated with the sale discussed above as well as lower fees and commissions reflecting a decline in assets under management.
Expected credit losses were flat during the three months ended June 30, 2018. In the year-to-date period, expected credit losses improved driven by a recovery in the current year reflecting lower loss estimates in the mortgage portfolio. In addition, the current year periods reflect the impact of adopting IFRS 9.
Operating expenses were relatively flat during the three and six months ended June 30, 2018.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income (expense)	$18	$(7)	$25	*
Other operating income	72	78	(6)	(7.7)
Total operating income(1)	90	71	19	26.8
Expected credit losses / loan impairment charges	1	—	1	*
Net operating income	89	71	18	25.4
Operating expenses	54	125	(71)	(56.8)
Profit (loss) before tax	$35	$(54)	$89	*

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income (expense)	$33	$1	$32	*
Other operating income	155	172	(17)	(9.9)
Total operating income(1)	188	173	15	8.7
Expected credit losses / loan impairment charges	4	(1)	5	*
Net operating income	184	174	10	5.7
Operating expenses	586	235	351	*
Profit (loss) before tax	$(402)	$(61)	$(341)	*

*	Percentage change is greater than 100 percent.

(1)	The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$78	$55	$23	41.8%
Legacy structured credit products	1	21	(20)	(95.2)
Legacy residential mortgage activities(3)	—	6	(6)	(100.0)
Other	11	(11)	22	*
Total operating income	$90	$71	$19	26.8%

			Increase (Decrease)
Six Months Ended June 30,	2018	2017	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$146	$133	$13	9.8%
Legacy structured credit products	18	24	(6)	(25.0)
Legacy residential mortgage activities(3)	—	26	(26)	(100.0)
Other	24	(10)	34	*
Total operating income	$188	$173	$15	8.7%

(2)
Balance Sheet Management includes gains on the sale of securities of $10 million and $15 million in the three and six months ended June 30, 2018, respectively, compared with $18 million and $21 million in the three and six months ended June 30, 2017, respectively.

(3)
Reflected fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance prior to the completion of its receivable sales program and revenue associated with certain residential mortgage loans that we previously purchased from HSBC Finance and sold during 2017.

HSBC USA Inc.

Our CC segment reported a profit before tax during the three months ended June 30, 2018 compared with a loss before tax in the prior year quarter due to lower operating expenses and higher net interest income, partially offset by lower other operating income. In the year-to-date period, our CC segment reported a higher loss before tax due primarily to higher operating expenses driven by higher legal costs and lower other operating income, partially offset by higher net interest income.
Net interest income was higher during the three and six months ended June 30, 2018 driven by higher corporate funding charges to the businesses as the charges in the prior year were reduced due to the loan prepayment fees received from HSBC Finance as discussed below as well as higher net interest income in Balance Sheet Management reflecting the impact of favorable rates.
Other operating income decreased during the three and six months ended June 30, 2018 driven largely by the non-recurrence of revenue recorded in the prior year periods associated with legacy activities, including a gain of approximately $11 million associated with the unwind of one of our unconsolidated VIEs during the second quarter of 2017, $28 million of loan prepayment fees received from HSBC Finance during the first quarter of 2017 and a gain of $15 million recorded during the first quarter of 2017 from the sale of certain residential mortgages that we previously purchased from HSBC Finance. Also contributing to the decreases in both periods were lower gains from asset sales in Balance Sheet Management. These decreases were partially offset by favorable movements related to the economic hedging of interest rate and other risks within our own debt, the improved performance of economic hedge positions used to manage interest rate risk and, in the year-to-date period, favorable valuation adjustments on our legacy structured credit products.
Expected credit losses were higher during the three and six months ended June 30, 2018 reflecting the impact of recording expected credit losses on certain financial assets in the current year periods due to the adoption of IFRS 9.
Operating expenses were lower during the three months ended June 30, 2018 and higher in the year-to-date period as higher legal costs were more than offset in the three-month period and partially offset in the year-to-date period by the non-recurrence of costs to achieve of approximately $60 million and $89 million during the three and six months ended June 30, 2017, respectively, as well as higher levels of expense capitalization related to internally developed software and the non-recurrence of expense related to staff performing residential mortgage serving activities on behalf of HSBC Finance.
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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2017 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2017 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2018.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	June 30, 2018	March 31, 2018	December 31, 2017
	(dollars are in millions)
Allowance for credit losses	$531	$599	$681
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.02%	1.15%	1.31%
Affiliates	—	—	—
Total commercial	.98	1.11	1.15
Consumer:
Residential mortgages	.09	.10	.14
Home equity mortgages	.83	.88	.92
Credit cards	5.35	4.94	4.44
Other consumer	1.65	1.10	1.46
Total consumer	.38	.36	.37
Total	.80%	.89%	.94%
Net charge-offs:(2)
Commercial(3)	993%	1,889%	405%
Consumer	336	438	348
Total	781%	1,361%	398%
Nonperforming loans:(1)(4)
Commercial	131%	96%	99%
Consumer	15	14	15
Total	64%	58%	61%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios at June 30, 2018 and March 31, 2018 reflect year-to-date net charge-offs, annualized. Ratio at December 31, 2017 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the year-to-date periods ended June 30, 2018 and March 31, 2018 and year ended December 31, 2017 was 119 months, 227 months and 49 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and six months ended June 30, 2018 and 2017.
The allowance for credit losses at June 30, 2018 decreased $68 million or 11 percent as compared with March 31, 2018 and decreased $150 million or 22 percent as compared with December 31, 2017 due to lower loss estimates in our commercial loan portfolio.
Our commercial allowance for credit losses decreased $72 million or 14 percent as compared with March 31, 2018 and decreased $151 million or 25 percent as compared with December 31, 2017 reflecting continued improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as we continued to focus efforts on improving returns, including the sale of a single mining client relationship in the second quarter of 2018, as well as improvements in credit conditions associated with certain client relationships. Compared with December 31, 2017, these decreases were partially offset by higher provisions for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio.
Our consumer allowance for credit losses increased $4 million or 6 percent as compared with March 31, 2018 and increased $1 million or 1 percent as compared with December 31, 2017 due to a higher allowance for credit losses in credit cards reflecting growth in customer activity driven by new product promotions, partially offset by a lower allowance for credit losses in residential mortgages and home equity mortgages due to continued improvements in economic and credit conditions, including lower dollars of delinquency on accounts less than 180 days contractually delinquent.

HSBC USA Inc.

Our residential mortgage loan allowance for credit losses in all periods reflects consideration of risk factors relating to trends such as recent portfolio performance as compared with average roll rates as well as housing market trends and second lien exposure.
The allowance for credit losses as a percentage of total loans held for investment at June 30, 2018 decreased compared with both March 31, 2018 and December 31, 2017, driven by a lower commercial allowance for credit losses for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs decreased compared with March 31, 2018 due primarily to higher dollars of net charge-offs in our commercial loan portfolio driven by the sale of a single mining client relationship during the second quarter as well as a decrease in our overall allowance for credit losses for the reasons discussed above. As compared with December 31, 2017, the allowance for credit losses as a percentage of net charge-offs increased as a decrease in dollars of net charge-offs due to lower charge-offs in our commercial loan portfolio associated with the single mining client relationship and loan sales outpaced the decrease in our overall allowance for credit losses for the reasons discussed above.
The allowance for credit losses as a percentage of nonperforming loans held for investment at June 30, 2018 increased as compared with both March 31, 2018 and December 31, 2017 as a decrease in nonperforming loans driven largely by managed reductions in certain exposures in our commercial loan portfolio outpaced the decrease in our overall allowance for credit losses for the reasons discussed above.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	June 30, 2018		March 31, 2018		December 31, 2017
	(dollars are in millions)
Commercial(1)	$457	70.5%	$529	70.9%	$608	73.1%
Consumer:
Residential mortgages	15	26.1	18	25.7	25	23.8
Home equity mortgages	9	1.6	10	1.7	11	1.6
Credit cards	45	1.3	38	1.1	32	1.0
Other consumer	5.5		4.6		5.5
Total consumer	74	29.5	70	29.1	73	26.9
Total	$531	100.0%	$599	100.0%	$681	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	June 30, 2018	March 31, 2018	December 31, 2017
	(in millions)
Off-balance sheet credit risk reserve	$92	$105	$106
The decrease in off-balance sheet reserves at June 30, 2018 as compared with both March 31, 2018 and December 31, 2017 reflects managed reductions in certain exposures and improvements in credit conditions associated certain client relationships. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	June 30, 2018	March 31, 2018	December 31, 2017
	(dollars are in millions)
Delinquent loans:
Commercial	$16	$19	$45
Consumer:
Residential mortgages(1)(2)	356	381	425
Home equity mortgages(1)(2)	32	37	39
Credit cards	15	13	12
Other consumer	8	9	10
Total consumer	411	440	486
Total	$427	$459	$531
Delinquency ratio:
Commercial	.03%	.04%	.08%
Consumer:
Residential mortgages(1)(2)	2.05	2.20	2.46
Home equity mortgages(1)(2)	2.95	3.25	3.27
Credit cards	1.78	1.69	1.66
Other consumer	2.23	2.13	2.48
Total consumer	2.09	2.24	2.48
Total	.64%	.68%	.72%

(1)
At June 30, 2018, March 31, 2018 and December 31, 2017, consumer mortgage loan delinquency includes $285 million, $318 million and $342 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $1 million, $1 million and $1 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	June 30, 2018	March 31, 2018	December 31, 2017
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$12	$11	$10
ARM loans	133	145	142
Delinquency ratio:
Interest-only loans	.37%	.33%	.29%
ARM loans	1.11	1.20	1.19
Compared with March 31, 2018 and December 31, 2017, our two-months-and-over contractual delinquency ratio decreased 4 basis points and 8 basis points, respectively, due to lower dollars of delinquency in both our commercial and consumer loan portfolios. The decreases in both periods were partially offset by lower outstanding loan balances driven by a decrease in the commercial loan portfolio.
Compared with March 31, 2018 and December 31, 2017, our commercial loan two-months-and-over contractual delinquency ratio decreased 1 basis point and 5 basis points, respectively, due to lower dollars of delinquency largely driven by improved collections, including the collection of a large global banking loan in the first quarter, partially offset by lower outstanding loan balances.
Our consumer loan two-month-and-over contractual delinquency ratio decreased 15 basis points and 39 basis points from March 31, 2018 and December 31, 2017, respectively, due primarily to lower dollars of residential mortgage delinquency driven by continued improvements in economic and credit conditions.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	June 30, 2018	March 31, 2018	June 30, 2017
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Real estate, including construction	$—	$—	$2
Business and corporate banking	(16)	3	—
Global banking	32	4	45
Other commercial	—	—	1
Total commercial	16	7	48
Consumer:
Residential mortgages	(1)	(3)	(4)
Home equity mortgages	1	—	1
Credit cards	6	6	7
Other consumer	1	1	—
Total consumer	7	4	4
Total	$23	$11	$52
Net Charge-off Ratio:
Commercial:
Real estate, including construction	—%	—%	.08%
Business and corporate banking	(.51)	.10	—
Global banking	.65	.08	.81
Other commercial	—	—	.10
Total commercial	.13	.06	.39
Consumer:
Residential mortgages	(.02)	(.07)	(.09)
Home equity mortgages	.36	—	.30
Credit cards	2.97	3.26	4.34
Other consumer	1.18	1.13	—
Total consumer	.14	.08	.08
Total	.14%	.07%	.30%
   Our net charge-off ratio as a percentage of average loans for the quarter ended June 30, 2018 increased 7 basis points compared with the quarter ended March 31, 2018 due primarily to higher levels of net charge-offs in our commercial loan portfolio driven by the sale of a single mining client relationship during the second quarter and, to a lesser extent, higher levels of net charge-offs in our consumer loan portfolio due primarily to lower recoveries in residential mortgages as the positive impacts of continued improvements in economic and credit conditions were more pronounced in the first quarter.
Compared with the quarter ended June 30, 2017, our net charge-off ratio as a percentage of average loans decreased 16 basis points due primarily to lower levels of net charge-offs in our commercial loan portfolio driven by loan sales, including recoveries associated with two business and corporate banking clients in the current year quarter. This decrease was partially offset by higher levels of net charge-offs in our consumer loan portfolio due primarily to lower recoveries in residential mortgages as the positive impacts of continued improvements in economic and credit conditions were more pronounced in the prior year quarter.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	June 30, 2018	March 31, 2018	December 31, 2017
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$13	$13	$12
Business and corporate banking	218	258	215
Global banking	117	279	385
Other commercial	—	—	1
Commercial nonaccrual loans held for sale	—	31	—
Total commercial	348	581	613
Consumer:
Residential mortgages(1)(2)(3)	405	408	414
Home equity mortgages(1)(2)	63	66	67
Consumer nonaccrual loans held for sale	1	1	1
Total consumer	469	475	482
Total nonaccruing loans	817	1,056	1,095
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	1
Total commercial	1	1	1
Consumer:
Credit cards	11	8	9
Other consumer	5	6	8
Total consumer	16	14	17
Total accruing loans contractually past due 90 days or more	17	15	18
Total nonperforming loans	834	1,071	1,113
Other real estate owned(4)	12	12	11
Total nonperforming assets	$846	$1,083	$1,124

(1)
At June 30, 2018, March 31, 2018 and December 31, 2017, nonaccrual consumer mortgage loans held for investment include $348 million, $362 million and $360 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
Nonaccrual consumer mortgage loans held for investment include all loans which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(3)
Nonaccrual consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association. Repayment of these loans is predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our customer loan portfolio.

(4)	Includes $1 million or less of commercial other real estate owned at June 30, 2018, March 31, 2018 and December 31, 2017.
Nonaccrual loans at June 30, 2018 decreased as compared with both March 31, 2018 and December 31, 2017 due primarily to lower levels of nonaccrual loans in our commercial loan portfolio driven by managed reductions in certain exposures, including the sale of a single mining client relationship during the second quarter. Nonaccrual loans in our consumer loan portfolio were also lower compared with both March 31, 2018 and December 31, 2017 reflecting continued improvements in economic and credit conditions. Accruing loans past due 90 days or more remained flat compared with both March 31, 2018 and December 31, 2017.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2017 Form 10-K.
Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans as well as certain other commercial credit quality indicators. Commercial impaired loans decreased as compared with both March 31, 2018 and December 31, 2017 largely due to lower nonaccrual loans for the reasons discussed above.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at June 30, 2018 and December 31, 2017. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2018	December 31, 2017
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,275	$3,424
ARM loans(1)	12,032	11,976

(1)	During the remainder of 2018 and during 2019, approximately $276 million and $637 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $31 million and $6 million at June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018	December 31, 2017
	(in millions)
Closed end:
First lien	$17,326	$17,273
Second lien	45	49
Revolving(1)	1,041	1,142
Total	$18,412	$18,464

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at June 30, 2018 and December 31, 2017 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
June 30, 2018
New York State	31.4%	32.1%
California	22.5	42.8
North Central United States	3.9	2.2
North Eastern United States, excluding New York State	4.8	8.0
Southern United States	30.1	10.4
Western United States, excluding California	7.3	4.5
Total	100.0%	100.0%
December 31, 2017
New York State	34.0%	31.9%
California	22.0	42.6
North Central United States	3.2	2.3
North Eastern United States, excluding New York State	6.8	8.1
Southern United States	26.2	10.6
Western United States, excluding California	6.7	4.5
Mexico	1.1	—
Total	100.0%	100.0%
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

HSBC USA Inc.

	June 30, 2018	December 31, 2017
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$31,377	$30,737
Less: collateral held against exposure	5,807	7,213
Net credit risk exposure	$25,570	$23,524

Liquidity and Capital Resources

Effective liquidity management is defined as ensuring we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk. During the first half of 2018, marketplace liquidity continued to remain available for most sources of funding.
Interest Bearing Deposits with Banks totaled $22,078 million and $11,157 million at June 30, 2018 and December 31, 2017, respectively, of which $21,400 million and $10,338 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $10,176 million and $32,618 million at June 30, 2018 and December 31, 2017, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $12,801 million and $10,151 million at June 30, 2018 and December 31, 2017, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $46,180 million and $44,677 million at June 30, 2018 and December 31, 2017, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $6,391 million and $4,650 million at June 30, 2018 and December 31, 2017, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $114,355 million and $118,702 million at June 30, 2018 and December 31, 2017, respectively, which included $94,761 million and $98,500 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.

HSBC USA Inc.

Long-Term Debt decreased to $31,749 million at June 30, 2018 from $34,966 million at December 31, 2017. The following table presents the maturities of long-term debt at June 30, 2018:

(in millions)
2018	$4,703
2019	5,464
2020	7,095
2021	3,932
2022	1,545
Thereafter	9,010
Total	$31,749
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2018 and 2017:

Six Months Ended June 30,	2018	2017
	(in millions)
Long-term debt issued	$2,678	$2,828
Long-term debt repaid	(5,220)	(3,688)
Net long-term debt repaid	$(2,542)	$(860)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the six months ended June 30, 2018.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At June 30, 2018, we were authorized to issue up to $36 billion, of which $17,436 million was available. HSBC Bank USA has a $40 billion Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $14,890 million was available at June 30, 2018. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2018, long-term debt included $3,100 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $14,891 million.
Preferred Equity  See Note 17, "Preferred Stock," in our 2017 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the six months ended June 30, 2018, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III fully phased-in capital ratios calculated as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	13.8%	14.1%
Tier 1 capital to risk-weighted assets	14.8	15.2
Total capital to risk-weighted assets	17.6	18.1
Tier 1 leverage ratio(1)	10.2	9.9
Supplementary leverage ratio(2)	7.4	7.3

(1)	Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

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
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States (the "Basel III rule") which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective in 2014 with certain provisions being phased in over time through the beginning of 2019. The Basel III rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital, though the latter is still being modified given the recent finalization of revisions in December 2017 as discussed below. In addition to phasing in a complete replacement to the general risk-based capital rules for determining risk-weighted assets (the "Standardized Approach") and the leverage exposure, the Basel III rule builds on the advanced internal ratings approach for credit risk and advanced measurement approach for operational risk (taken together, the "Advanced Approaches"). For additional discussion of the Basel III final rule requirements, including fully phased-in required minimum capital ratios, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2017 Form 10-K. As previously disclosed, in accordance with FRB rules, HSBC North America and HSBC Bank USA received regulatory approval to opt out of the Advanced Approaches and are calculating their risk-based capital requirements solely under the Standardized Approach. HSBC Bank USA submits an annual statement to the OCC to maintain this opt out.
In December 2017, the Basel Committee adopted a package of revisions to the Basel III framework that aim to increase consistency in risk-weighted asset calculations and improve the comparability of bank capital ratios (the "Basel IV Revisions"). The Basel IV Revisions include changes to the Standardized Approach and internal ratings-based approach to determining credit risk, revisions to the operational risk framework, a leverage ratio surcharge for G-SIBs and an aggregate capital output floor. The Basel IV Revisions are not currently applicable to any U.S. banking organization and must first be implemented by the federal banking agencies. The agencies are expected to act before the January 1, 2022 implementation deadline agreed by the Basel Committee, but it is unclear whether they will deviate significantly from the Basel IV Revisions in the direction of greater conservatism as they did with respect to the Basel III framework. For further discussion of the requirements of the Basel IV Revisions see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2017 Form 10-K.
In April 2018, the FRB issued a proposal that would, among other things, replace the current fixed 2.5 percent capital conservation buffer with a dynamic, institution-specific risk-based stress capital buffer ("SCB"). The proposal would also introduce a stress Tier 1 leverage buffer requirement ("SLB") for IHCs and bank holding companies ("BHCs") that are subject to the FRB's CCAR program, including HSBC North America. It is expected that both the SCB and SLB will vary in size throughout the economic cycle depending on a firm's risk exposures and the severity of the stress scenarios. Under the proposal, the SCB and SLB would be recalibrated annually based on the sum of (i) HSBC North America's projected losses under the severely adverse scenario in the FRB's supervisory stress tests and (ii) four quarters of HSBC North America's planned future dividends. If HSBC North America's risk-based capital and Tier 1 leverage ratios were to fall to levels within the SCB or SLB, respectively, it would become subject to increasing restrictions on its capital distributions and discretionary bonus payments. The proposal would also eliminate the quantitative objection component of CCAR, and instead rely on the capital rule's automatic restrictions on capital distributions that are triggered if a firm breaches its buffer requirements. However, the proposal would not change CCAR's qualitative review process or objections based on qualitative deficiencies for large and complex firms, including HSBC North America. Although an initial impact study performed by the FRB anticipates a decrease in required capital for non G-SIBs subject to CCAR, the study did not include all IHCs, hence may not have considered the business model differences between IHCs and BHCs. The proposed rule was subject to a 60-day comment period, with all comments due on June 25, 2018. The proposal would be effective on December 31, 2018, with the first SCB and SLB requirements generally effective on October 1, 2019.
As a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee, together with the impact of similar implementation by U.K. banking regulators, the future implementation of the Basel IV Revisions and the FRB's proposal to establish SCB and SLB requirements, we continue to review the composition of our capital structure and capital buffers.
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

HSBC USA Inc.

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
In April 2018, the FRB issued a proposal to align the calculation of TLAC for U.S. IHCs of non U.S. G-SIBs with the calculation methodology used by G-SIBs beginning on January 1, 2019. The proposal seeks to modify the leverage requirements related to TLAC and could also translate to a marginal benefit in the way total TLAC (inclusive of buffers) is calculated for HSBC North America. The comment period for the proposal closed on June 25, 2018.
Resolution Planning HSBC is required to submit annually a resolution plan to the FRB and the FDIC under the Dodd-Frank Act (the Systemically Important Financial Institution Plan or "SIFI Plan") and HSBC Bank USA is required to submit an annual resolution plan under the Federal Deposit Insurance Act (the Insured Depository Institution Plan or "IDI Plan"). In July 2018, HSBC Bank USA submitted its latest annual IDI Plan. HSBC has been advised that the next submission date for the SIFI Plan is extended to December 31, 2018.
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
In June 2018, the FRB publicly disclosed its own DFAST and CCAR results and informed HSBC North America, our parent company, that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2018 CCAR submission.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario and HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. In July 2018, HSBC North America and HSBC Bank USA publicly disclosed their most recent annual DFAST results.
Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America or HSBC Bank USA. Capital planning and stress testing for HSBC North America or HSBC Bank USA may impact our future capital and liquidity. See Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2017 Form 10-K for further discussion on capital planning and stress testing, including additional detail regarding the FRB's supervisory assessment as part of the CCAR process.
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

HSBC USA Inc.

In May 2018, Congress passed legislation that, in addition to other changes applicable to smaller, community banks, would remove the requirements for HSBC North America to perform mid-cycle DFAST and run an adverse scenario as part of DFAST. The legislation still needs to be formally adopted into U.S. rule-making by the FRB, but is indicative of greater stress testing relief and more tailored regulations for U.S. BHCs and IHCs of varying size and complexity.
Other Regulatory Developments In May 2018, the five federal agencies responsible for administration of the Volcker Rule (FRB, SEC, FDIC, OCC, and Commodity Futures Trading Commission) jointly issued a proposal to simplify and tailor compliance requirements related to the Volcker Rule, which generally prohibits banking entities from engaging in proprietary trading and from owning or controlling hedge funds or private equity funds. Given that HSBC North America has more than $10 billion in trading assets and liabilities, it would still be subject to the highest expectations under the Volcker Rule.
In June 2018, the FRB finalized a rule, consistent with the Dodd-Frank Act, to limit credit exposures to single counterparties for large BHCs, including HSBC North America. As a result of the rule, HSBC North America, together with its subsidiaries, will be prohibited from having net credit exposure to a single unaffiliated counterparty in excess of 25 percent of HSBC North America's Tier 1 capital beginning July 1, 2020. In addition, HSBC North America, together with its subsidiaries, could become subject to a separate limit on its exposures to certain unaffiliated systemically important counterparties if its parent, HSBC, cannot certify its compliance with a large exposure regime in the United Kingdom that is consistent with the Basel large exposure framework by January 1, 2020. We continue to evaluate the potential effects of this rule on our operations.
2018 Funding Strategy  Our current estimate for funding needs and sources for 2018 are summarized in the following table:

	Actual January 1 through June 30, 2018	Estimated July 1 through December 31, 2018	Estimated Full Year 2018
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$(7)	$5	$(2)
Net change in short-term investments and securities	(9)	11	2
Net change in trading and other assets	9	(13)	(4)
Total funding needs	$(7)	$3	$(4)
Increase (decrease) in funding sources:
Net change in deposits	$(5)	$4	$(1)
Net change in trading and other short-term liabilities	1	1	2
Net change in long-term debt	(3)	(2)	(5)
Total funding sources	$(7)	$3	$(4)
The above table reflects a long-term funding strategy. Daily balances fluctuate as we accommodate customer needs, while ensuring that we have liquidity in place to support the balance sheet maturity funding profile. Should market conditions deteriorate, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. We remain confident in our ability to access the market for long-term debt funding needs in the current market environment. We continue to seek well-priced and stable customer deposits. We also intend to continue to sell new agency-eligible mortgage loan originations to third parties.
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

	Balance at June 30, 2018
	One Year or less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2017
	(in millions)
Standby letters of credit, net of participations(1)	$7,198	$1,774	$113	$9,085	$8,708
Commercial letters of credit	307	2	—	309	234
Credit derivatives(2)	7,157	34,073	1,313	42,543	42,328
Other commitments to extend credit:
Commercial(3)	19,479	63,781	2,757	86,017	78,787
Consumer	7,759	—	—	7,759	7,443
Total	$41,900	$99,630	$4,183	$145,713	$137,500

(1)	Includes $1,194 million and $1,264 million issued for the benefit of HSBC affiliates at June 30, 2018 and December 31, 2017, respectively.

(2)	Includes $23,033 million and $25,639 million issued for the benefit of HSBC affiliates at June 30, 2018 and December 31, 2017, respectively.

(3)	Includes $1,045 million and $400 million issued for the benefit of HSBC affiliates at June 30, 2018 and December 31, 2017, respectively.
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
Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the over-the-counter ("OTC") market where transactions occur with sufficient frequency and volume. We regard financial instruments such as debt securities, equity securities and derivative contracts listed on the primary exchanges of a country to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury, to-be-announced securities, non-callable securities issued by U.S. Government sponsored enterprises and certain foreign government-backed debt.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2018 and December 31, 2017, our Level 3 measurements included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g.,

HSBC USA Inc.

volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain subprime residential mortgage loans held for sale, certain corporate debt securities, certain asset-backed securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable credit quality, swap agreements entered into in conjunction with the sales of certain Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation and a contingent consideration receivable associated with the sale of a portion of our Private Banking business.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2018 and 2017.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(dollars are in millions)
Level 3 assets(1)(2)	$2,463	$2,650
Total assets measured at fair value(1)(3)	87,966	89,368
Level 3 liabilities(1)	1,626	1,690
Total liabilities measured at fair value(1)	55,931	68,270
Level 3 assets as a percent of total assets measured at fair value	2.8%	3.0%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.9%	2.5%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $2,306 million of recurring Level 3 assets and $157 million of non-recurring Level 3 assets at June 30, 2018. Includes $2,359 million of recurring Level 3 assets and $291 million of non-recurring Level 3 assets at December 31, 2017.

(3)
Includes $87,757 million of assets measured on a recurring basis and $209 million of assets measured on a non-recurring basis at June 30, 2018. Includes $88,988 million of assets measured on a recurring basis and $380 million of assets measured on a non-recurring basis at December 31, 2017.

Significant Changes in Fair Value for Level 3 Assets and Liabilities We have entered into credit default swaps with a monoline insurer to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $1 million and $6 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three and six months ended June 30, 2018, respectively, compared with positive adjustments of $9 million and $5 million during the three and six months ended June 30, 2017, respectively. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $6 million and $12 million against our monoline exposure at June 30, 2018 and December 31, 2017, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $72 million and $105 million at June 30, 2018 and December 31, 2017, respectively.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2018 and 2017 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $76 million or a decrease of the overall fair value measurement of approximately $16 million at June 30, 2018. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers as well as credit default swaps with a certain monoline insurer and certain asset-backed securities including CDOs.

HSBC USA Inc.

Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held at June 30, 2018:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
A	Residential mortgages - Alt A	2
	Home equity - Alt A	47
	Student loans	92
	Other	49
	Total A	190
BBB	Collateralized debt obligations	131
	Other	58
	Total BBB	189
CCC	Residential mortgages - Subprime	17
		$396

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
See "Risk Management" in MD&A in our 2017 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. There have been no material changes to our approach to risk management since December 31, 2017.
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
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both June 30, 2018 and December 31, 2017, HSBC USA's LCR under the EU LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
The European calibration of the Basel Committee based Net Stable Funding Ratio ("NSFR"), which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR guidance, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At both June 30, 2018 and December 31, 2017, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The U.S. LCR rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that qualify as HQLA and the assumed rate of outflows of certain kinds of funding. Under the U.S. rule, U.S. institutions, including HSBC North America and HSBC Bank USA, have been required to maintain a minimum LCR of 100 percent since January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019, and report LCR to U.S. regulators on a daily basis. During the six months ended June 30, 2018 and year ended December 31, 2017, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement. The U.S. LCR rule does not address the U.S. NSFR requirement, which is currently under review by U.S. banking regulators and the Basel Committee. Based on the results of their review, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The U.S. NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR rule, is more stringent in several areas including the required stable funding factors applied to certain assets such

HSBC USA Inc.

as mortgage-backed securities. At both June 30, 2018 and December 31, 2017, HSBC Bank USA's estimated NSFR, based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded 100 percent.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2018:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at June 30, 2018.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2018, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both June 30, 2018 and December 31, 2017, our economic value of equity remains higher than our book value of equity under the base case, up 200 basis points and down 200 basis points scenarios.

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

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on July 1, 2018 and January 1, 2018, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$89	3%	$148	6%
Resulting from a gradual 100 basis point decrease in the yield curve	(49)	(2)	(138)	(5)
Resulting from a gradual 200 basis point increase in the yield curve	136	5	243	9
Other significant scenarios monitored (reflects projected rate movements on July 1, 2018 and January 1, 2018, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve	(38)	(1)	(116)	(5)
Resulting from an immediate 100 basis point increase in the yield curve	121	4	216	8
Resulting from an immediate 100 basis point decrease in the yield curve	(148)	(5)	(323)	(13)
Resulting from an immediate 200 basis point increase in the yield curve	177	6	350	14
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital risk/sensitivity of other comprehensive loss  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk-weighted assets and total equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark was being phased into common equity Tier 1 capital over five years beginning in 2014. At June 30, 2018, we had an available-for-sale securities portfolio of approximately $31,028 million with a negative mark-to-market adjustment of $642 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $312 million to a net loss of $954 million with the following results on our capital ratios:

	June 30, 2018		December 31, 2017
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk-weighted assets	13.8%	13.6%	14.2%	14.1%
Total equity to total assets	11.1	10.9	10.7	10.7

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
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
Daily VaR (trading portfolios), 99 percent 1 day (in millions):
The following table summarizes our trading VaR for the six months ended June 30, 2018:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At June 30, 2018	$4	$5	$1	$(4)	$6

Six Months Ended June 30, 2018
Average	2	6	1	(2)	7
Maximum	5	11	2		10
Minimum	1	3	—		4

At December 31, 2017	$2	$5	$1	$(2)	$6

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
During the first half of 2018, we experienced one back-testing exception. The loss exception occurred in May and was driven by an overall sell off in emerging markets, which was exacerbated due to specific macroeconomic conditions in Argentina.

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
The following table summarizes our non-trading VaR for the six months ended June 30, 2018:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At June 30, 2018	$53	$19	$(15)	$57

Six Months Ended June 30, 2018
Average	62	20	(19)	63
Maximum	80	22		79
Minimum	38	17		47

At December 31, 2017	$39	$18	$(12)	$45

(1)	Refer to the Trading VaR table above for additional information.
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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2018 included fees of $18 million and $36 million, respectively, compared with fees of $22 million and $46 million during the three and six months ended June 30, 2017, respectively.

Three Months Ended June 30,	2018			2017
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$20,904	$100	1.92%	$46,981	$127	1.08%
Federal funds sold and securities purchased under resale agreements	6,978	57	3.28	6,583	54	3.29
Trading securities	12,520	53	1.70	9,639	58	2.41
Securities	45,484	278	2.45	49,197	242	1.97
Loans:
Commercial	48,114	452	3.77	50,385	372	2.96
Consumer:
Residential mortgages	17,371	150	3.46	17,286	141	3.27
Home equity mortgages	1,112	13	4.69	1,314	12	3.66
Credit cards	809	15	7.44	645	17	10.57
Other consumer	397	7	7.07	451	6	5.34
Total consumer	19,689	185	3.77	19,696	176	3.58
Total loans	67,803	637	3.77	70,081	548	3.14
Other	4,428	22	1.99	2,986	13	1.75
Total interest earning assets	$158,117	$1,147	2.91%	$185,467	$1,042	2.25%
Allowance for credit losses	(578)			(911)
Cash and due from banks	1,138			1,184
Other assets	22,813			18,101
Total assets	$181,490			$203,841
Liabilities and Equity
Domestic deposits:
Savings deposits	$49,568	$80.65%		$49,246	$56.46%
Time deposits	21,666	135	2.50	22,612	84	1.49
Other interest bearing deposits	10,184	34	1.34	10,394	9.35
Foreign deposits:
Foreign banks deposits	4,329	4.37		6,801	12.71
Other interest bearing deposits	1,568	5	1.28	4,659	8.69
Deposits held for sale	160	—	.52	—	—	—
Total interest bearing deposits	87,475	258	1.18	93,712	169.72
Short-term borrowings	6,827	43	2.53	10,635	32	1.21
Long-term debt	31,838	283	3.57	38,011	251	2.65
Total interest bearing deposits and debt	126,140	584	1.86	142,358	452	1.27
Tax liabilities and other	1,104	8	2.91	1,022	8	3.14
Total interest bearing liabilities	$127,244	$592	1.87%	$143,380	$460	1.28%
Net interest income/Interest rate spread		$555	1.04%		$582.97%
Noninterest bearing deposits	25,603			32,229
Other liabilities	8,890			7,472
Total equity	19,753			20,760
Total liabilities and equity	$181,490			$203,841
Net interest margin on average earning assets			1.41%			1.26%
Net interest income to average total assets			1.23%			1.15%

HSBC USA Inc.

Six Months Ended June 30,	2018			2017
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$23,980	$210	1.77%	$41,806	$204.98%
Federal funds sold and securities purchased under resale agreements	7,295	105	2.90	8,132	108	2.68
Trading securities	12,646	102	1.63	10,341	116	2.26
Securities	45,003	531	2.38	49,751	484	1.96
Loans:
Commercial	48,198	866	3.62	52,393	754	2.90
Consumer:
Residential mortgages	17,355	297	3.45	17,582	295	3.38
Home equity mortgages	1,137	25	4.43	1,346	25	3.75
Credit cards	773	33	8.61	651	34	10.53
Other consumer	399	14	7.08	456	13	5.75
Total consumer	19,664	369	3.78	20,035	367	3.69
Total loans	67,862	1,235	3.67	72,428	1,121	3.12
Other	4,173	38	1.84	2,864	24	1.69
Total interest earning assets	$160,959	$2,221	2.78%	$185,322	$2,057	2.24%
Allowance for credit losses	(615)			(961)
Cash and due from banks	968			1,112
Other assets	21,994			16,944
Total assets	$183,306			$202,417
Liabilities and Equity
Domestic deposits:
Savings deposits	$49,937	$151.61%		$49,843	$104.42%
Time deposits	22,067	248	2.27	23,024	162	1.42
Other interest bearing deposits	10,622	64	1.22	11,670	16.28
Foreign deposits:
Foreign banks deposits	4,519	9.40		7,427	25.68
Other interest bearing deposits	1,430	7.99		4,147	12.58
Deposits held for sale	263	1.59		—	—	—
Total interest bearing deposits	88,838	480	1.09	96,111	319.67
Short-term borrowings	6,669	76	2.30	8,589	55	1.29
Long-term debt	32,665	540	3.33	37,918	493	2.62
Total interest bearing deposits and debt	128,172	1,096	1.72	142,618	867	1.23
Tax liabilities and other	1,463	18	2.48	968	11	2.29
Total interest bearing liabilities	$129,635	$1,114	1.73%	$143,586	$878	1.23%
Net interest income/Interest rate spread		$1,107	1.05%		$1,179	1.01%
Noninterest bearing deposits	26,393			31,012
Other liabilities	7,407			7,200
Total equity	19,871			20,619
Total liabilities and equity	$183,306			$202,417
Net interest margin on average earning assets			1.39%			1.28%
Net interest income to average total assets			1.22%			1.17%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Loans in repayment Between 2001 and 2005, the Project and Export Finance division of the HSBC Group arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies and have varied maturity dates with final maturity in 2018. The HSBC Group continued to seek repayment in accordance with its obligations to the supporting export credit agencies.
During the second quarter of 2018, the remaining four loans all matured. These loans were supported by the official export credit agencies of the United Kingdom, South Korea, and Japan. The HSBC Group does not currently intend to extend any new loans. The HSBC Group generated the equivalent of approximately $4,400 of gross revenue and net profit from the loans maturing during the second quarter of 2018.
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
There was no measurable gross revenue in the second quarter of 2018 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the second quarter of 2018 and approximately 19 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains an account in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. This account is generally no longer restricted under U.K. law, though HSBC maintains restrictions on the account as a matter of policy. The HSBC Group is seeking to exit this account and has begun transferring the funds to the client's accounts at other financial institutions. Estimated gross revenue in the second quarter of 2018 on this account, which includes fees and/or commissions, was approximately $33,000.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving nine employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the second quarter of 2018 was approximately $175.

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

HSBC USA Inc.

The HSBC Group currently intends to continue to wind down the activity discussed in this section, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13382 The HSBC Group maintained an account for an individual customer who is designated under Executive Order 13382. The customer used an HSBC credit card to make twelve payments during the second quarter of 2018. The account was subsequently closed and exited during the second quarter of 2018. There was no measurable gross revenue or net profit generated from these transactions during the second quarter of 2018.
Other Activity The HSBC Group has an insurance company customer in the United Arab Emirates that, during the second quarter of 2018, made three payments for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. HSBC processed all three payments to the hospital made by its customer.
The HSBC Group maintains an account for an individual customer that has used an HSBC credit card to make a payment to an Iranian embassy during the second quarter of 2018.
For the activity in this section, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2018.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2018. There was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2018 relating to these frozen accounts.

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective July 24, 2018 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed July 26, 2018).

12	Computation of Ratio of Earnings to Fixed Charges.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2018 and 2017, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Balance Sheet at June 30, 2018 and December 31, 2017, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2018 and 2017, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 6, 2018

HSBC USA INC.

By:	/s/ MARK A. ZAESKE
Mark A. Zaeske
Senior Executive Vice President and
Chief Financial Officer