Form 10-Q
period 2018-09-30
HSBC USA INC /MD/
filed 2018-10-29
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant's telephone number, including area code (212) 525-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of October 26, 2018, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Interest income:
Loans	$659	$552	$1,894	$1,673
Securities	292	231	823	715
Trading securities	54	47	156	163
Short-term investments	164	203	479	515
Other	19	14	57	38
Total interest income	1,188	1,047	3,409	3,104
Interest expense:
Deposits	283	188	763	507
Short-term borrowings	45	39	121	94
Long-term debt	291	256	831	749
Other	10	4	28	15
Total interest expense	629	487	1,743	1,365
Net interest income	559	560	1,666	1,739
Provision for credit losses	20	(22)	(96)	(120)
Net interest income after provision for credit losses	539	582	1,762	1,859
Other revenues:
Credit card fees, net	12	12	38	37
Trust and investment management fees	31	39	103	116
Other fees and commissions	171	167	515	492
Trading revenue	154	81	509	222
Other securities gains (losses), net	(5)	5	10	29
Servicing and other fees from HSBC affiliates	103	77	289	272
Residential mortgage banking expense	(2)	(4)	(4)	(8)
Gain on instruments designated at fair value and related derivatives	29	7	63	40
Other income (loss)	(7)	9	13	344
Total other revenues	486	393	1,536	1,544
Operating expenses:
Salaries and employee benefits	208	268	627	789
Support services from HSBC affiliates	399	378	1,215	1,161
Occupancy expense, net	49	50	137	152
Other expenses	134	124	879	386
Total operating expenses	790	820	2,858	2,488
Income before income tax	235	155	440	915
Income tax expense	58	61	232	321
Net income	$177	$94	$208	$594

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income	$177	$94	$208	$594
Net change in unrealized gains (losses), net of tax:
Investment securities	(137)	22	(408)	239
Fair value option liabilities attributable to our own credit spread	(47)	(45)	94	(133)
Derivatives designated as cash flow hedges	22	2	34	—
Total other comprehensive income (loss)	(162)	(21)	(280)	106
Comprehensive income (loss)	$15	$73	$(72)	$700

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2018	December 31, 2017
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,336	$1,115
Interest bearing deposits with banks	20,306	11,157
Federal funds sold and securities purchased under agreements to resell (includes $117 million and $80 million designated under fair value option at September 30, 2018 and December 31, 2017, respectively)	4,679	32,618
Trading assets	26,556	16,150
Securities available-for-sale	31,329	30,700
Securities held-to-maturity (fair value of $14.4 billion and $13.9 billion at September 30, 2018 and December 31, 2017, respectively)	14,889	13,977
Loans	66,756	72,563
Less – allowance for credit losses	535	681
Loans, net	66,221	71,882
Loans held for sale (includes $242 million and $471 million designated under fair value option at September 30, 2018 and December 31, 2017, respectively)	392	715
Properties and equipment, net	159	185
Goodwill	1,607	1,607
Other assets	6,528	7,129
Total assets	$174,002	$187,235
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$25,831	$28,153
Interest bearing (includes $8.0 billion and $7.7 billion designated under fair value option at September 30, 2018 and December 31, 2017, respectively)	76,921	84,223
Foreign deposits:
Noninterest bearing	254	322
Interest bearing	9,036	5,331
Deposits held for sale	48	673
Total deposits	112,090	118,702
Short-term borrowings (includes $0.9 billion and $2.0 billion designated under fair value option at September 30, 2018 and December 31, 2017, respectively)	4,793	4,650
Long-term debt (includes $12.3 billion and $12.9 billion designated under fair value option at September 30, 2018 and December 31, 2017, respectively)	29,516	34,966
Total debt	146,399	158,318
Trading liabilities	3,948	4,879
Interest, taxes and other liabilities	3,655	3,944
Total liabilities	154,002	167,141
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both September 30, 2018 and December 31, 2017)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both September 30, 2018 and December 31, 2017)	—	—
Additional paid-in capital	18,136	18,130
Retained earnings	1,397	1,130
Accumulated other comprehensive loss	(798)	(431)
Total common equity	18,735	18,829
Total equity	20,000	20,094
Total liabilities and equity	$174,002	$187,235

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at September 30, 2018 and December 31, 2017 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	September 30, 2018	December 31, 2017
	(in millions)
Assets
Other assets	$121	$154
Total assets	$121	$154
Liabilities
Long-term debt	$73	$73
Interest, taxes and other liabilities	61	59
Total liabilities	$134	$132

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30,	2018	2017
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,130	18,148
Employee benefit plans	6	(19)
Balance at end of period	18,136	18,129
Retained earnings
Balance at beginning of period	1,130	1,560
Reclassification from accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	(4)	—
Cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously measured at cost, net of tax	10	—
Reclassification from accumulated other comprehensive loss of cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Legislation”)	91	—
Reclassification to accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	—	(174)
Balance at beginning of period, adjusted	1,227	1,386
Net income	208	594
Cash dividends declared on preferred stock	(38)	(38)
Balance at end of period	1,397	1,942
Accumulated other comprehensive loss
Balance at beginning of period	(431)	(618)
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	4	—
Reclassification to retained earnings of cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation	(91)	—
Reclassification from retained earnings of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	—	174
Balance at beginning of period, adjusted	(518)	(444)
Other comprehensive income (loss), net of tax	(280)	106
Balance at end of period	(798)	(338)
Total common equity	18,735	19,733
Total equity	$20,000	$20,998

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2018	2017
	(in millions)
Cash flows from operating activities
Net income	$208	$594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(63)	(75)
Provision for credit losses	(96)	(120)
Net realized gains on securities available-for-sale	(10)	(29)
Net change in other assets and liabilities	618	496
Net change in loans held for sale:
Originations and purchases of loans held for sale	(1,909)	(1,664)
Sales and collections of loans held for sale	2,205	2,025
Net change in trading assets and liabilities	(11,349)	(17,494)
Lower of amortized cost or fair value adjustments on loans held for sale	(5)	(17)
Gain on instruments designated at fair value and related derivatives	(63)	(40)
Net cash used in operating activities	(10,464)	(16,324)
Cash flows from investing activities
Net change in interest bearing deposits with banks	(9,993)	(2,971)
Net change in federal funds sold and securities purchased under agreements to resell	27,939	12,893
Securities available-for-sale:
Purchases of securities available-for-sale	(7,980)	(7,973)
Proceeds from sales of securities available-for-sale	3,346	12,620
Proceeds from maturities of securities available-for-sale	2,836	1,168
Securities held-to-maturity:
Purchases of securities held-to-maturity	(2,673)	(3,455)
Proceeds from maturities of securities held-to-maturity	1,734	1,872
Change in loans:
Collections, net of originations	5,317	5,125
Loans sold to third parties	486	2,088
Net cash used for acquisitions of properties and equipment	(8)	(14)
Net outflows related to the sale of a portion of our Private Banking business	(490)	—
Other, net	7	466
Net cash provided by investing activities	20,521	21,819
Cash flows from financing activities
Net change in deposits	(5,887)	(7,461)
Debt:
Net change in short-term borrowings	144	2,875
Issuance of long-term debt	3,729	3,886
Repayment of long-term debt	(8,634)	(5,093)
Other increases (decreases) in capital surplus	6	(19)
Dividends paid	(38)	(38)
Net cash used in financing activities	(10,680)	(5,850)
Net change in cash, due from banks and restricted cash	(623)	(355)
Cash, due from banks and restricted cash at beginning of period	4,044	4,374
Cash, due from banks and restricted cash at end of period(1)	$3,421	$4,019

HSBC USA Inc.

(1)
The following table provides a reconciliation of the total amount of cash, cash equivalents and restricted cash disaggregated by the line items in which they appear within the consolidated balance sheet:

At September 30,	2018	2017
	(in millions)
Cash and due from banks	$1,336	$986
Restricted cash included in interest bearing deposits with banks	2,085	3,033
Total cash, due from banks and restricted cash	$3,421	$4,019

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	10	12	Pension and Other Postretirement Benefits	42
2	Trading Assets and Liabilities	11	13	Fee Income from Contracts with Customers	43
3	Securities	12	14	Related Party Transactions	45
4	Loans	17	15	Business Segments	48
5	Allowance for Credit Losses	27	16	Retained Earnings and Regulatory Capital Requirements	50
6	Loans Held for Sale	29	17	Variable Interest Entities	52
7	Goodwill	30	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	54
8	Sale of Certain Private Banking Client Relationships	30	19	Fair Value Measurements	60
9	Derivative Financial Instruments	30	20	Litigation and Regulatory Matters	77
10	Fair Value Option	37	21	New Accounting Pronouncements	79
11	Accumulated Other Comprehensive Loss	40

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

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Trading assets:
U.S. Treasury	$4,037	$3,391
U.S. Government agency issued or guaranteed	111	122
U.S. Government sponsored enterprises	22	210
Asset-backed securities	220	236
Corporate and foreign bonds	8,325	6,180
Equity securities	752	12
Precious metals	9,945	2,274
Derivatives, net	3,144	3,725
Total trading assets	$26,556	$16,150
Trading liabilities:
Securities sold, not yet purchased	$1,605	$1,722
Payables for precious metals	—	524
Derivatives, net	2,343	2,633
Total trading liabilities	$3,948	$4,879
At September 30, 2018 and December 31, 2017, the fair value of derivatives included in trading assets is net of $2,563 million and $3,423 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2018 and December 31, 2017, the fair value of derivatives included in trading liabilities is net of $3,405 million and $3,680 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

September 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$14,265	$127	$(472)	$13,920
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,605	(1)	(243)	5,361
Collateralized mortgage obligations	688	—	(47)	641
Direct agency obligations	3,004	41	(3)	3,042
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,559	—	(208)	4,351
Collateralized mortgage obligations	1,102	—	(37)	1,065
Direct agency obligations	335	14	—	349
Asset-backed securities collateralized by:
Home equity	46	—	(2)	44
Other	99	6	—	105
Foreign debt securities(1)	2,451	1	(1)	2,451
Total available-for-sale securities	$32,154	$188	$(1,013)	$31,329
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,865	$1	$(59)	$1,807
Collateralized mortgage obligations	1,952	26	(42)	1,936
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,181	2	(93)	2,090
Collateralized mortgage obligations	8,878	10	(289)	8,599
Obligations of U.S. states and political subdivisions	11	—	—	11
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$14,889	$39	$(483)	$14,445

HSBC USA Inc.

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$15,340	$153	$(329)	$15,164
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,616	—	(77)	3,539
Collateralized mortgage obligations	648	—	(24)	624
Direct agency obligations	3,369	85	—	3,454
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,152	1	(87)	5,066
Collateralized mortgage obligations	792	1	(18)	775
Direct agency obligations	419	19	—	438
Asset-backed securities collateralized by:
Home equity	54	—	(3)	51
Other	506	4	—	510
Foreign debt securities(1)	902	—	—	902
Equity securities	183	—	(6)	177
Total available-for-sale securities	$30,981	$263	$(544)	$30,700
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,113	$10	$(12)	$2,111
Collateralized mortgage obligations	1,281	41	(18)	1,304
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,485	4	(13)	2,476
Collateralized mortgage obligations	8,083	18	(106)	7,995
Obligations of U.S. states and political subdivisions	12	1	—	13
Asset-backed securities collateralized by residential mortgages	3	—	—	3
Total held-to-maturity securities	$13,977	$74	$(149)	$13,902

(1)	Foreign debt securities represent public sector entity, bank or corporate debt.
Net unrealized losses were higher within the available-for-sale portfolio as compared with December 31, 2017 due primarily to increasing yields on U.S. Government sponsored mortgage-backed, U.S. Treasury and U.S. Government agency mortgage-backed securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at September 30, 2018 and December 31, 2017 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
September 30, 2018	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	11	$(26)	$1,967	39	$(446)	$8,738
U.S. Government sponsored enterprises	246	(65)	3,039	94	(228)	3,036
U.S. Government agency issued or guaranteed	43	(162)	4,058	43	(83)	1,264
Asset-backed securities	1	—	—	4	(2)	44
Foreign debt securities	13	(1)	1,045	1	—	44
Securities available-for-sale	314	$(254)	$10,109	181	$(759)	$13,126
Securities held-to-maturity:
U.S. Government sponsored enterprises	339	$(52)	$2,488	279	$(49)	$920
U.S. Government agency issued or guaranteed	175	(151)	5,161	459	(231)	4,565
Obligations of U.S. states and political subdivisions	1	—	—	1	—	—
Securities held-to-maturity	515	$(203)	$7,649	739	$(280)	$5,485

	One Year or Less			Greater Than One Year
December 31, 2017	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	3	$(3)	$463	48	$(326)	$10,285
U.S. Government sponsored enterprises	83	(7)	883	77	(94)	3,109
U.S. Government agency issued or guaranteed	52	(85)	5,161	23	(20)	573
Asset-backed securities	—	—	—	4	(3)	51
Foreign debt securities	10	—	733	1	—	44
Equity securities	—	—	—	1	(6)	177
Securities available-for-sale	148	$(95)	$7,240	154	$(449)	$14,239
Securities held-to-maturity:
U.S. Government sponsored enterprises	264	$(5)	$1,126	284	$(25)	$1,020
U.S. Government agency issued or guaranteed	116	(48)	5,973	506	(71)	2,962
Obligations of U.S. states and political subdivisions	1	—	—	2	—	—
Securities held-to-maturity	381	$(53)	$7,099	792	$(96)	$3,982
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At September 30, 2018 and December 31, 2017, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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
During the three and nine months ended September 30, 2018 and 2017, none of our debt securities were determined to have other-than-temporary impairment, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Gross realized gains	$1	$9	$31	$42
Gross realized losses	(6)	(4)	(21)	(13)
Net realized gains (losses)	$(5)	$5	$10	$29

HSBC USA Inc.

Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2018 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at September 30, 2018, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2018. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$4,783	2.17%	$6,968	2.18%	$2,514	3.24%
U.S. Government sponsored enterprises	547	3.88	2,273	2.81	2,235	2.79	4,242	3.15
U.S. Government agency issued or guaranteed	50	1.85	71	2.22	11	3.64	5,864	2.71
Asset-backed securities	—	—	—	—	55	5.52	90	3.95
Foreign debt securities	1,493.01		958	2.19	—	—	—	—
Total amortized cost	$2,090	1.07%	$8,085	2.35%	$9,269	2.35%	$12,710	2.97%
Total fair value	$2,095		$8,006		$8,869		$12,359
Held-to-maturity:
U.S. Government sponsored enterprises	$50	2.21%	$391	2.71%	$155	2.66%	$3,221	2.95%
U.S. Government agency issued or guaranteed	—	—	19	3.79	27	3.65	11,013	2.61
Obligations of U.S. states and political subdivisions	1	4.63	5	3.27	5	4.36	—	—
Asset-backed securities	—	—	—	—	—	—	2	8.84
Total amortized cost	$51	2.26%	$415	2.77%	$187	2.85%	$14,236	2.69%
Total fair value	$51		$407		$181		$13,806
Equity Securities As discussed more fully in Note 21, “New Accounting Pronouncements,” beginning January 1, 2018, equity securities (except those accounted for under the equity method or those that result in consolidation) are measured at fair value with changes in fair value recognized in net income.
Included in other assets at September 30, 2018 were $270 million of equity securities which were carried at fair value and $7 million of equity securities without readily determinable fair values which were carried at amortized cost less impairment adjusted for observable price changes.
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. At September 30, 2018, none of our equity securities without readily determinable fair values were determined to be impaired.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $201 million and $631 million, respectively, at both September 30, 2018 and December 31, 2017.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Commercial loans:
Real estate, including construction	$11,882	$10,533
Business and corporate banking	12,731	12,504
Global banking(1)	18,672	20,088
Other commercial(2)	3,898	9,910
Total commercial	47,183	53,035
Consumer loans:
Residential mortgages	17,376	17,273
Home equity mortgages	1,027	1,191
Credit cards	907	721
Other consumer	263	343
Total consumer	19,573	19,528
Total loans	$66,756	$72,563

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.

(2)
Includes loans to HSBC affiliates which totaled $1,557 million and $6,750 million at September 30, 2018 and December 31, 2017, respectively. See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination costs totaled $81 million at both September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, we had a net unamortized premium on our loans of $10 million and $8 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at September 30, 2018 and December 31, 2017. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At September 30, 2018	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$13	$1	$14	$11,868	$11,882
Business and corporate banking	137	45	182	12,549	12,731
Global banking	—	—	—	18,672	18,672
Other commercial	7	—	7	3,891	3,898
Total commercial	157	46	203	46,980	47,183
Consumer loans:
Residential mortgages	379	264	643	16,733	17,376
Home equity mortgages	12	29	41	986	1,027
Credit cards	12	13	25	882	907
Other consumer	5	5	10	253	263
Total consumer	408	311	719	18,854	19,573
Total loans	$565	$357	$922	$65,834	$66,756

	Past Due		Total Past Due 30 Days or More
At December 31, 2017	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$27	$9	$36	$10,497	$10,533
Business and corporate banking	25	5	30	12,474	12,504
Global banking	—	25	25	20,063	20,088
Other commercial	43	—	43	9,867	9,910
Total commercial	95	39	134	52,901	53,035
Consumer loans:
Residential mortgages	369	344	713	16,560	17,273
Home equity mortgages	11	36	47	1,144	1,191
Credit cards	8	9	17	704	721
Other consumer	5	7	12	331	343
Total consumer	393	396	789	18,739	19,528
Total loans	$488	$435	$923	$71,640	$72,563

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$6	$12
Business and corporate banking	75	215
Global banking	80	385
Other commercial	1	1
Commercial nonaccrual loans held for sale	—	—
Total commercial	162	613
Consumer:
Residential mortgages(1)(2)(3)	406	414
Home equity mortgages(1)(2)	62	67
Consumer nonaccrual loans held for sale	1	1
Total consumer	469	482
Total nonaccruing loans	631	1,095
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	13	9
Other consumer	6	8
Total consumer	19	17
Total accruing loans contractually past due 90 days or more	20	18
Total nonperforming loans	$651	$1,113

(1)
At September 30, 2018 and December 31, 2017, nonaccrual consumer mortgage loans held for investment include $334 million and $360 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$10	$15	$37	$53
Interest income that was recorded on nonaccrual loans and included in interest income during the period	12	3	27	16

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans, which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rates, which generally results in a higher reserve requirement for these loans, the loan's observable market price or, in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three and nine months ended September 30, 2018 and 2017 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three and nine months ended September 30, 2018 and 2017 and as a result of this action became classified as TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Commercial loans:
Business and corporate banking	$—	$—	$—	$24
Global banking	—	—	—	86
Total commercial	—	—	—	110
Consumer loans:
Residential mortgages	5	11	22	27
Home equity mortgages	1	2	4	6
Credit cards	1	1	3	3
Total consumer	7	14	29	36
Total	$7	$14	$29	$146
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and nine months ended September 30, 2018 was 1.88 percent and 1.98 percent, respectively, compared with 2.41 percent and 1.98 percent during the three and nine months ended September 30, 2017, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	September 30, 2018		December 31, 2017
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)(2)
Commercial loans:
Business and corporate banking	$76	$95	$194	$266
Global banking	110	116	175	180
Total commercial(3)	186	211	369	446
Consumer loans:
Residential mortgages(4)	649	740	683	779
Home equity mortgages(4)	35	67	33	66
Credit cards	4	4	4	4
Total consumer	688	811	720	849
Total TDR Loans(5)	$874	$1,022	$1,089	$1,295
Allowance for credit losses for TDR Loans:(6)
Commercial loans:
Business and corporate banking	$6		$12
Global banking	—		19
Total commercial	6		31
Consumer loans:
Residential mortgages	3		7
Home equity mortgages	1		1
Credit cards	1		1
Total consumer	5		9
Total allowance for credit losses for TDR Loans	$11		$40

(1)
TDR Loans are considered to be impaired loans. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $64 million and $329 million at September 30, 2018 and December 31, 2017, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $105 million and $245 million at September 30, 2018 and December 31, 2017, respectively.

(4)
At September 30, 2018 and December 31, 2017, the carrying value of consumer mortgage TDR Loans held for investment includes $623 million and $655 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	At September 30, 2018 and December 31, 2017, the carrying value of TDR Loans includes $340 million and $559 million, respectively, of loans which are classified as nonaccrual.

(6)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Real estate, including construction	$—	$15	$—	$23
Business and corporate banking	97	248	136	259
Global banking	117	164	126	149
Total commercial	214	427	262	431
Consumer loans:
Residential mortgages	657	705	666	709
Home equity mortgages	35	31	35	30
Credit cards	4	4	4	4
Total consumer	696	740	705	743
Total average balance of TDR Loans	$910	$1,167	$967	$1,174
Interest income recognized on TDR Loans:
Commercial loans:
Business and corporate banking	$5	$1	$9	$5
Global banking	1	1	3	2
Total commercial	6	2	12	7
Consumer loans:
Residential mortgages	6	7	20	21
Home equity mortgages	—	—	1	1
Total consumer	6	7	21	22
Total interest income recognized on TDR Loans	$12	$9	$33	$29
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Consumer loans:
Residential mortgages	$4	$2	$6	$7
Home equity mortgages	—	1	2	1
Total consumer	$4	$3	$8	$8
During the three and nine months ended September 30, 2018 and 2017, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At September 30, 2018
Real estate, including construction	$3	$2	$5	$1	$5
Business and corporate banking	61	52	113	24	126
Global banking	—	131	131	—	138
Other commercial	—	1	1	—	1
Total commercial	$64	$186	$250	$25	$270
At December 31, 2017
Real estate, including construction	$—	$11	$11	$—	$11
Business and corporate banking	121	129	250	45	311
Global banking	262	175	437	82	520
Total commercial	$383	$315	$698	$127	$842

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $186 million and $369 million at September 30, 2018 and December 31, 2017, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Average balance of impaired commercial loans:
Real estate, including construction	$8	$30	$10	$37
Business and corporate banking	185	302	227	318
Global banking	152	559	266	583
Other commercial	1	3	—	5
Total average balance of impaired commercial loans	$346	$894	$503	$943
Interest income recognized on impaired commercial loans:
Business and corporate banking	$6	$1	$12	$6
Global banking	1	1	3	2
Total interest income recognized on impaired commercial loans	$7	$2	$15	$8

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At September 30, 2018
Real estate, including construction	$504	$72	$4	$580
Business and corporate banking	247	285	19	551
Global banking	258	775	—	1,033
Other commercial	—	1	—	1
Total commercial	$1,009	$1,133	$23	$2,165
At December 31, 2017
Real estate, including construction	$467	$117	$1	$585
Business and corporate banking	477	519	44	1,040
Global banking	452	1,612	82	2,146
Other commercial	11	—	—	11
Total commercial	$1,407	$2,248	$127	$3,782
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2018
Real estate, including construction	$11,876	$6	$—	$11,882
Business and corporate banking	12,655	75	1	12,731
Global banking	18,592	80	—	18,672
Other commercial	3,897	1	—	3,898
Total commercial	$47,020	$162	$1	$47,183
At December 31, 2017
Real estate, including construction	$10,521	$12	$—	$10,533
Business and corporate banking	12,288	215	1	12,504
Global banking	19,703	385	—	20,088
Other commercial	9,909	1	—	9,910
Total commercial	$52,421	$613	$1	$53,035

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At September 30, 2018
Real estate, including construction	$7,439	$4,443	$11,882
Business and corporate banking	5,507	7,224	12,731
Global banking	13,189	5,483	18,672
Other commercial	3,016	882	3,898
Total commercial	$29,151	$18,032	$47,183
At December 31, 2017
Real estate, including construction	$7,456	$3,077	$10,533
Business and corporate banking	5,752	6,752	12,504
Global banking	13,218	6,870	20,088
Other commercial	8,341	1,569	9,910
Total commercial	$34,767	$18,268	$53,035

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	September 30, 2018		December 31, 2017
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$329	1.89%	$425	2.46%
Home equity mortgages(1)(2)	31	3.02	39	3.27
Credit cards	18	1.98	12	1.66
Other consumer	7	2.20	10	2.48
Total consumer	$385	1.96%	$486	2.48%

(1)
At September 30, 2018 and December 31, 2017, consumer mortgage loan delinquency includes $263 million and $342 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $1 million and $1 million, respectively, relating to loans held for sale.

(2)	At September 30, 2018 and December 31, 2017, consumer mortgage loans and loans held for sale include $157 million and $159 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2018
Residential mortgages	$16,970	$406	$—	$17,376
Home equity mortgages	965	62	—	1,027
Credit cards	894	—	13	907
Other consumer	257	—	6	263
Total consumer	$19,086	$468	$19	$19,573
At December 31, 2017
Residential mortgages	$16,859	$414	$—	$17,273
Home equity mortgages	1,124	67	—	1,191
Credit cards	712	—	9	721
Other consumer	335	—	8	343
Total consumer	$19,030	$481	$17	$19,528
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At September 30, 2018 and December 31, 2017, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,209 million and $3,424 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and nine months ended September 30, 2018 and 2017:

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Three Months Ended September 30, 2018
Allowance for credit losses – beginning of period	$88	$196	$154	$19	$15	$9	$45	$5	$531
Provision charged (credited) to income	24	9	(16)	(4)	(5)	(1)	14	(1)	20
Charge-offs	—	(3)	(11)	—	(2)	(2)	(10)	—	(28)
Recoveries	—	2	—	—	5	2	2	1	12
Net (charge-offs) recoveries	—	(1)	(11)	—	3	—	(8)	1	(16)
Allowance for credit losses – end of period	$112	$204	$127	$15	$13	$8	$51	$5	$535

Three Months Ended September 30, 2017
Allowance for credit losses – beginning of period	$81	$261	$425	$14	$20	$12	$30	$5	$848
Provision charged (credited) to income	(1)	(9)	(21)	(1)	4	(2)	8	—	(22)
Charge-offs	(4)	(7)	(14)	—	—	(1)	(8)	(1)	(35)
Recoveries	—	2	—	—	2	1	2	1	8
Net (charge-offs) recoveries	(4)	(5)	(14)	—	2	—	(6)	—	(27)
Allowance for credit losses – end of period	$76	$247	$390	$13	$26	$10	$32	$5	$799

Nine Months Ended September 30, 2018
Allowance for credit losses – beginning of period	$82	$244	$264	$18	$25	$11	$32	$5	$681
Provision charged (credited) to income	30	(52)	(90)	(3)	(19)	(2)	39	1	(96)
Charge-offs	—	(34)	(48)	—	(3)	(6)	(25)	(3)	(119)
Recoveries	—	46	1	—	10	5	5	2	69
Net (charge-offs) recoveries	—	12	(47)	—	7	(1)	(20)	(1)	(50)
Allowance for credit losses – end of period	$112	$204	$127	$15	$13	$8	$51	$5	$535
Ending balance: collectively evaluated for impairment	$111	$180	$127	$15	$10	$7	$50	$5	$505
Ending balance: individually evaluated for impairment	1	24	—	—	3	1	1	—	30
Total allowance for credit losses	$112	$204	$127	$15	$13	$8	$51	$5	$535

Loans:
Collectively evaluated for impairment(1)	$11,877	$12,618	$18,541	$3,897	$16,460	$962	$903	$263	$65,521
Individually evaluated for impairment(2)	5	113	131	1	57	4	4	—	315
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	859	61	—	—	920
Total loans	$11,882	$12,731	$18,672	$3,898	$17,376	$1,027	$907	$263	$66,756

HSBC USA Inc.

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Nine Months Ended September 30, 2017
Allowance for credit losses – beginning of period	$92	$317	$508	$13	$26	$20	$34	$7	$1,017
Provision charged (credited) to income	(9)	(56)	(60)	1	(4)	(8)	17	(1)	(120)
Charge-offs	(7)	(30)	(59)	(1)	(3)	(5)	(24)	(3)	(132)
Recoveries	—	16	1	—	7	3	5	2	34
Net (charge-offs) recoveries	(7)	(14)	(58)	(1)	4	(2)	(19)	(1)	(98)
Allowance for credit losses – end of period	$76	$247	$390	$13	$26	$10	$32	$5	$799
Ending balance: collectively evaluated for impairment	$75	$196	$228	$13	$19	$9	$31	$5	$576
Ending balance: individually evaluated for impairment	1	51	162	—	7	1	1	—	223
Total allowance for credit losses	$76	$247	$390	$13	$26	$10	$32	$5	$799

Loans:
Collectively evaluated for impairment(1)	$10,425	$13,008	$19,434	$4,408	$16,207	$1,164	$652	$379	$65,677
Individually evaluated for impairment(2)	17	320	516	—	59	3	4	—	919
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	930	67	—	—	997
Total loans	$10,442	$13,328	$19,950	$4,408	$17,196	$1,234	$656	$379	$67,593

(1)
Other commercial includes loans to HSBC affiliates totaling $1,557 million and $1,820 million at September 30, 2018 and 2017, respectively, for which we do not carry an associated allowance for credit losses.

(2)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $623 million and $662 million at September 30, 2018 and 2017, respectively.

HSBC USA Inc.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Commercial loans:
Real estate, including construction	$24	$115
Global banking	253	533
Total commercial	277	648
Consumer loans:
Residential mortgages	60	6
Other consumer	55	61
Total consumer	115	67
Total loans held for sale	$392	$715
Commercial Loans Commercial loans held for sale primarily consists of certain loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $242 million and $471 million at September 30, 2018 and December 31, 2017, respectively. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $35 million and $62 million at September 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, we reversed $2 million and $5 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded on commercial loans held for sale as a component of other income (loss) in the consolidated statement of income as a result of an increase in fair value due to improved pricing compared with reversing $4 million and $5 million during the three and nine months ended September 30, 2017, respectively.
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
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. As discussed above, prior to 2018 applications, PHH Mortgage was obligated to purchase agency-eligible loans from us directly upon origination and, as such, we retained none of the risk of market changes in mortgage rates for these loans purchased by PHH Mortgage. Beginning with 2018 applications, we now market these loans for sale to other third parties. As a result, in 2018, we have reinstated an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates, partially mitigating the interest rate risk for these mortgage loans. Revenue associated with this economic hedging program, which is included in residential mortgage banking expense in the consolidated statement of income, was less than $1 million during both the three and nine months ended September 30, 2018.
Valuation Allowances Excluding the commercial loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $4 million and $5 million at September 30, 2018 and December 31, 2017, respectively. The valuation allowance on commercial loans held for sale was $4 million and $10 million at September 30, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

7. Goodwill

Goodwill was $1,607 million at both September 30, 2018 and December 31, 2017. Goodwill for these periods reflects accumulated impairment losses of $670 million, which were recognized in prior periods.
During the third quarter of 2018, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their respective carrying amounts.

8. Sale of Certain Private Banking Client Relationships

In August 2017, our Private Banking business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS Wealth Management Americas (“UBS”). Under the terms of the agreement, we facilitate the referral of these client relationships to UBS, including the transfer of their client assets as well as the transfer of the relationship managers and client service employees that support these clients. At the time the agreement was signed, total client assets associated with these relationships consisted of approximately $3.5 billion in client investments (which were not reported on our balance sheet) and $1.7 billion in client deposits (which were reported on our balance sheet). Loans associated with these client relationships were not included in the agreement. UBS will pay us a fee of 0.5 percent of the aggregate client assets transferred during the first two years after the agreement was signed. Therefore, the consideration we expect to receive is contingent upon the clients’ decisions to transfer their accounts to UBS, the timing and amounts of client assets transferred and the acceptance of the client assets by UBS. As a result of entering into the agreement, we recorded the contingent consideration expected to be received of $15 million as a receivable at estimated fair value within other assets and recognized a pre-tax gain on sale, net of allocated goodwill and transaction costs, of $8 million in other income (loss) during the third quarter of 2017. The fair value of the contingent consideration is estimated using a discounted cash flow methodology with changes in fair value recognized in other income (loss). During the second quarter of 2018, we reduced the contingent consideration receivable to $12 million and recognized a $3 million loss in other income (loss) as a result of a decline in estimated fair value based on the amount of client assets transferred to date and a revised estimate of the amount of remaining client assets that we expect will be transferred.
Through September 30, 2018, we have completed the transfers of approximately $1.5 billion of client investments and $0.8 billion of client deposits to UBS. We have estimated the amount of remaining client deposits that we expect will be transferred to UBS, which was approximately $48 million at September 30, 2018 compared with $673 million at December 31, 2017, and have classified them as held for sale in our consolidated balance sheet. No lower of cost or fair value adjustment was required as a result of the transfer of deposits to held for sale. An additional $48 million of deposits at September 30, 2018 could be transferred in the event all remaining client deposits associated with these client relationships were to be transferred.

9. Derivative Financial Instruments

In the normal course of business, the derivative instruments we enter into are for trading, market making and risk management purposes. For financial reporting purposes, derivative instruments are designated in one of the following categories: (a) hedging instruments designated as qualifying hedges under derivative and hedge accounting principles, (b) financial instruments held for trading or (c) non-qualifying economic hedges. The derivative instruments held are predominantly swaps, futures, options and forward contracts. All derivatives are stated at fair value. Where we enter into enforceable master netting agreements with counterparties, the master netting agreements permit us to net those derivative asset and liability positions and to offset cash collateral held and posted with the same counterparty.
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

HSBC USA Inc.

	September 30, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$—	$—	$84	$390
Bilateral OTC(2)	—	73	—	134
Interest rate contracts	—	73	84	524
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	37	—	10	—
OTC-cleared(2)	—	—	4	86
Bilateral OTC(2)	4	7	—	22
Interest rate contracts	4	7	4	108
Total derivatives accounted for as hedges	41	80	98	632
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	3	145	6	59
OTC-cleared(2)	61	17	11,905	10,526
Bilateral OTC(2)	9,586	10,098	11,549	12,997
Interest rate contracts	9,650	10,260	23,460	23,582
Exchange-traded(2)	—	21	4	—
OTC-cleared (2)	—	6	—	—
Bilateral OTC(2)	15,433	14,563	15,746	14,666
Foreign exchange contracts	15,433	14,590	15,750	14,666
Equity contracts - bilateral OTC(2)	3,124	3,091	2,820	2,806
Exchange-traded(2)	64	51	52	108
Bilateral OTC(2)	774	800	502	613
Precious metals contracts	838	851	554	721
OTC-cleared(2)	230	242	67	75
Bilateral OTC(2)	709	663	589	485
Credit contracts	939	905	656	560
Other non-qualifying derivatives not accounted for as hedges(1)
OTC-cleared(2)	—	—	519	60
Bilateral OTC(2)	111	308	170	164
Interest rate contracts	111	308	689	224
Foreign exchange contracts - bilateral OTC(2)	5	5	—	—
Equity contracts - bilateral OTC(2)	1,122	286	1,264	145
Precious metals contracts - bilateral OTC(2)	—	—	—	1
Credit contracts - bilateral OTC(2)	10	11	—	24
Other contracts - bilateral OTC(2)(4)	6	51	6	52
Total derivatives	31,279	30,438	45,297	43,413
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	24,613	24,613	36,394	36,394
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	3,433	3,517	4,480	3,823
Net amounts of derivative assets / liabilities presented in the balance sheet	3,233	2,308	4,423	3,196
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	722	462	742	370
Net amounts of derivative assets / liabilities	$2,511	$1,846	$3,681	$2,826

(1)
Derivative assets / liabilities related to cash flow hedges, fair value hedges and derivative instruments held for purposes other than for trading are recorded in other assets / interest, taxes and other liabilities on the consolidated balance sheet.

(2)
Over-the-counter ("OTC") derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements. OTC-cleared derivatives are executed bilaterally in the OTC market but then novated to a central clearing counterparty, whereby the central clearing counterparty becomes the counterparty to each of the original counterparties. Exchange traded derivatives are executed directly on an organized exchange. Credit risk is minimized for OTC-cleared derivatives and exchange traded derivatives through daily margining requirements. During the first

HSBC USA Inc.

quarter of 2018, a central clearing counterparty amended its rules for OTC-cleared interest rate derivatives to legally re-characterize daily variation margin payments to be settlement payments as opposed to cash collateral posted. The impact of reflecting the rule change for this central clearing counterparty as of December 31, 2017 would have been a reduction in gross derivative assets and liabilities of approximately $11.5 billion and $10.3 billion, respectively, with corresponding decreases in the related counterparty and cash collateral netting.

(3)	Trading related derivative assets / liabilities are recorded in trading assets / trading liabilities on the consolidated balance sheet.

(4)	Consists of swap agreements entered into in conjunction with the sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares").

(5)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.

(6)	Represents the netting of cash collateral posted and received by counterparty under enforceable netting agreements.

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
We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $179 million and $132 million at September 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, respectively, we amortized nil and $1 million of basis adjustments related to terminated and/or re-designated fair value hedges of our debt compared with $1 million and $4 million during the three and nine months ended September 30, 2017, respectively. The total accumulated unamortized basis adjustments related to terminated and/or re-designated fair value hedges amounted to a decrease in the carrying amount of our debt of $7 million at September 30, 2018 and an increase of $7 million at December 31, 2017.
We recorded basis adjustments for active fair value hedges of available-for-sale ("AFS") securities which decreased the carrying amount of the securities by $227 million at September 30, 2018 and increased the carrying amount of the securities by $279 million at December 31, 2017.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their locations on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Net Interest Income	Other Income (Loss)	Net Interest Income	Other Income (Loss)	Other Income (Loss)
	(in millions)
Three Months Ended September 30, 2018
Interest rate contracts / AFS Securities	$(9)	$147	$92	$(142)	$5
Interest rate contracts / long-term debt	(18)	5	(53)	(5)	—
Total	$(27)	$152	$39	$(147)	$5

Three Months Ended September 30, 2017
Interest rate contracts / AFS Securities	$(28)	$2	$88	$(2)	$—
Interest rate contracts / long-term debt	2	(5)	(63)	3	(2)
Total	$(26)	$(3)	$25	$1	$(2)

Nine Months Ended September 30, 2018
Interest rate contracts / AFS Securities	$(42)	$634	$268	$(616)	$18
Interest rate contracts / long-term debt	(38)	(62)	(163)	60	(2)
Total	$(80)	$572	$105	$(556)	$16

Nine Months Ended September 30, 2017
Interest rate contracts / AFS Securities	$(95)	$(59)	$268	$62	$3
Interest rate contracts / long-term debt	14	14	(197)	(13)	1
Total	$(81)	$(45)	$71	$49	$4
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized in other comprehensive income (loss). When the cash flows being hedged materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive loss ("AOCI") is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in AOCI unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings.
At September 30, 2018 and December 31, 2017, active cash flow hedge relationships extend or mature through July 2036. During the three and nine months ended September 30, 2018, respectively, $6 million and $15 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $5 million and $11 million during the three and nine months ended September 30, 2017, respectively. During the next twelve months, we expect to amortize $24 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the hedging instruments is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2018	2017		2018	2017		2018	2017
	(in millions)
Three Months Ended September 30,
Foreign exchange contracts	$2	$—	Net interest income	$—	$—	Other income (loss)	$—	$—
Interest rate contracts	$21	$(3)	Net interest income	$(6)	$(5)	Other income (loss)	$(1)	$—
Total	$23	$(3)		$(6)	$(5)		$(1)	$—

Nine Months Ended September 30,
Foreign exchange contracts	$(4)	$—	Net interest income	$—	$—	Other income (loss)	$—	$—
Interest rate contracts	33	(14)	Net interest income	(15)	(11)	Other income (loss)	(1)	—
Total	$29	$(14)		$(15)	$(11)		$(1)	$—
Trading Derivatives and Non-Qualifying Hedging Activities  In addition to risk management, we also enter into derivative contracts, including buy- and sell-protection credit derivatives, for the purposes of trading and market making, or repackaging risks to form structured trades to meet clients' risk taking objectives. Additionally, we buy or sell securities and use derivatives to mitigate the market risks arising from our trading activities with our clients that exceed our risk appetite. We also use buy-protection credit derivatives to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue. Counterparty credit risk associated with OTC derivatives, including risk-mitigating buy-protection credit derivatives, are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.
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

•
Swap agreements entered into in conjunction with the sales of Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A common shares ("Class A Shares"). See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for additional information.

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses on economic hedges are recognized in gain on instruments designated at fair value and related derivatives or other income (loss) while the derivative asset or liability positions are reflected as other assets or other liabilities.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(in millions)
Interest rate contracts	Trading revenue	$65	$(52)	$394	$(249)
Foreign exchange contracts	Trading revenue	105	116	33	185
Equity contracts	Trading revenue	11	1	10	—
Precious metals contracts	Trading revenue	44	50	259	161
Credit contracts	Trading revenue	10	(41)	6	(87)
Total		$235	$74	$702	$10
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(in millions)
Interest rate contracts	Gain on instruments designated at fair value and related derivatives	$(68)	$14	$(284)	$89
Foreign exchange contracts	Gain on instruments designated at fair value and related derivatives	(1)	8	(11)	11
Equity contracts	Gain on instruments designated at fair value and related derivatives	276	342	104	863
Credit contracts	Other income (loss)	(9)	(9)	1	(39)
Other contracts(1)	Other income (loss)	(5)	(5)	(19)	(7)
Total		$193	$350	$(209)	$917

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at September 30, 2018 was $1,073 million, for which we had posted collateral of $666 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2017 was $1,063 million, for which we had posted collateral of $758 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.

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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$34	$53
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2018	December 31, 2017
	(in millions)
Interest rate:
Futures and forwards	$783,526	$735,757
Swaps	3,088,381	2,687,273
Options written	102,741	77,144
Options purchased	118,183	93,042
	4,092,831	3,593,216
Foreign exchange:
Swaps, futures and forwards	1,006,804	924,163
Options written	28,800	25,911
Options purchased	29,183	26,617
Spot	49,821	19,401
	1,114,608	996,092
Commodities, equities and precious metals:
Swaps, futures and forwards	49,408	38,709
Options written	31,982	31,631
Options purchased	43,710	43,202
	125,100	113,542
Credit derivatives	101,098	90,290
Other contracts(1)	838	644
Total	$5,434,475	$4,793,784

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At September 30, 2018 and December 31, 2017, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At September 30, 2018
Commercial loans held for sale	$242	$247	$(5)
Securities purchased under resale agreements	117	117	—
Securities sold under repurchase agreements	916	915	1
Fixed rate long-term debt	1,962	1,750	212
Hybrid instruments:
Structured deposits	7,980	8,301	(321)
Structured notes	10,300	9,410	890
At December 31, 2017
Commercial loans held for sale	$471	$483	$(12)
Securities purchased under resale agreements	80	80	—
Securities sold under repurchase agreements	2,032	2,031	1
Fixed rate long-term debt	2,230	1,750	480
Hybrid instruments:
Structured deposits	7,693	7,685	8
Structured notes	10,656	9,530	1,126

HSBC USA Inc.

Components of Gain on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three and nine months ended September 30, 2018 and 2017:

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended September 30, 2018
Interest rate and other components(1)	$—	$—	$—	$51	$(229)	$(178)
Credit risk component(2)	—	—	—	—	—	—
Total mark-to-market on financial instruments designated at fair value	—	—	—	51	(229)	(178)
Mark-to-market on related derivatives	—	—	—	(44)	241	197
Net realized gain on related long-term debt derivatives	—	—	—	10	—	10
Gain (loss) on instruments designated at fair value and related derivatives	$—	$—	$—	$17	$12	$29

Three Months Ended September 30, 2017
Interest rate and other components(1)	$—	$(1)	$—	$—	$(355)	$(356)
Credit risk component(2)	(1)	—	—	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	(1)	—	—	(355)	(357)
Mark-to-market on related derivatives	—	—	—	(6)	354	348
Net realized gain on related long-term debt derivatives	—	—	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$(1)	$—	$10	$(1)	$7

Nine Months Ended September 30, 2018
Interest rate and other components(1)	$—	$—	$—	$173	$78	$251
Credit risk component(2)	3	—	—	—	—	3
Total mark-to-market on financial instruments designated at fair value	3	—	—	173	78	254
Mark-to-market on related derivatives	—	—	—	(154)	(71)	(225)
Net realized gain on related long-term debt derivatives	—	—	—	34	—	34
Gain (loss) on instruments designated at fair value and related derivatives	$3	$—	$—	$53	$7	$63

Nine Months Ended September 30, 2017
Interest rate and other components(1)	$—	$6	$3	$(7)	$(922)	$(920)
Credit risk component(2)	(3)	—	—	—	—	(3)
Total mark-to-market on financial instruments designated at fair value	(3)	6	3	(7)	(922)	(923)
Mark-to-market on related derivatives	—	—	—	(13)	931	918
Net realized gain on related long-term debt derivatives	—	—	—	45	—	45
Gain (loss) on instruments designated at fair value and related derivatives	$(3)	$6	$3	$25	$9	$40

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

(2)	The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in common equity as a component of other comprehensive income (loss).

HSBC USA Inc.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended September 30,	2018	2017
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(570)	$(244)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(46) million and $13 million, respectively	(143)	20
Reclassification adjustment for gains (losses) realized in net income, net of tax of $2 million and $(2) million, respectively(1)	3	(3)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $1 million and $3 million, respectively(2)	3	5
Total other comprehensive income (loss) for period	(137)	22
Balance at end of period	(707)	(222)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	118	86
Other comprehensive income (loss) for period:
Net unrealized losses arising during the period, net of tax of $(15) million and $(26) million, respectively	(47)	(45)
Total other comprehensive loss for period	(47)	(45)
Balance at end of period	71	41
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(187)	(159)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $5 million and $(2) million, respectively	18	(2)
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $2 million, respectively(3)	4	4
Total other comprehensive income for period	22	2
Balance at end of period	(165)	(157)
Pension and postretirement benefit liability:
Balance at beginning and end of period	3	—
Total accumulated other comprehensive loss at end of period	$(798)	$(338)

HSBC USA Inc.

Nine Months Ended September 30,	2018	2017
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(250)	$(461)
Cumulative effective adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax of $2 million(4)	4	—
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	(53)	—
Balance at beginning of period, adjusted	(299)	(461)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(131) million and $147 million, respectively	(409)	244
Reclassification adjustment for gains realized in net income, net of tax of $(2) million and $(11) million, respectively(1)	(8)	(18)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $3 million and $8 million, respectively(2)	9	13
Total other comprehensive income (loss) for period	(408)	239
Balance at end of period	(707)	(222)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	(19)	—
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	(4)	—
Cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax of $103 million(5)	—	174
Balance at beginning of period, adjusted	(23)	174
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $31 million and $(78) million, respectively	94	(133)
Total other comprehensive income (loss) for period	94	(133)
Balance at end of period	71	41
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(164)	(157)
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	(35)	—
Balance at beginning of period, adjusted	(199)	(157)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $7 million and $(6) million, respectively	23	(7)
Reclassification adjustment for losses realized in net income, net of tax of $4 million and $4 million, respectively(3)	11	7
Total other comprehensive income for period	34	—
Balance at end of period	(165)	(157)
Pension and postretirement benefit liability:
Balance at beginning of period	2	—
Cumulative effective adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	1	—
Balance at beginning of period, adjusted	3	—
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million and less than $1 million, respectively	—	—
Total other comprehensive income for period	—	—
Balance at end of period	3	—
Total accumulated other comprehensive loss at end of period	$(798)	$(338)

(1)	Amount reclassified to net income is included in other securities gains (losses), net in our consolidated statement of income.

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

(3)	Amount reclassified to net income is included in interest income (expense) in our consolidated statement of income.

(4)	See Note 21, "New Accounting Pronouncements," for additional discussion.

(5)	See Note 2, "Summary of Significant Accounting Polices and New Accounting Pronouncements," in our 2017 Form 10-K for additional discussion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Interest cost on projected benefit obligation	$16	$18	$46	$54
Expected return on plan assets	(20)	(22)	(60)	(65)
Amortization of net actuarial loss	5	7	15	25
Administrative costs	1	1	3	3
Pension expense	$2	$4	$4	$17
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

HSBC USA Inc.

13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and nine months ended September 30, 2018 and 2017. Following the table is a description of the various types of fee-based activities and how revenue associated with these activities is recognized.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Credit card fees, net	$12	$12	$38	$37
Trust and investment management fees	31	39	103	116
Other fees and commissions:
Account services	68	68	206	205
Credit facilities	90	81	254	224
Custodial fees	3	5	8	16
Other fees	10	13	47	47
Total other fees and commissions	171	167	515	492
Servicing and other fees from HSBC affiliates	103	77	289	272
Insurance(1)	3	4	9	11
Total fee income from contracts with customers	320	299	954	928
Other non-fee revenues	166	94	582	616
Total other revenues(2)	$486	$393	$1,536	$1,544

(1)	Included within other income (loss) in the consolidated statement of income.

(2)	See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net Credit card fees, net includes interchange fees earned from merchants who accept our cards in connection with the purchase of their goods and/or services. These fees are recognized when we satisfy the performance obligation by simultaneously approving a card holder's purchase at the point of sale and remitting payment to the merchant. We recognized interchange fees of $22 million and $65 million during the three and nine months ended September 30, 2018, respectively, compared with $20 million and $59 million during the three and nine months ended September 30, 2017, respectively. Annual fees on credit cards, net of direct lending costs, are billed upfront and recognized on a straight-line basis over one year. Other credit card fees such as cash advance and over-limit fees are transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. Costs related to our credit card rewards program vary based on multiple factors including card holder activity, card holder reward redemption rates and card holder reward selections. These costs are recorded when the rewards are earned by the customer and are presented as a reduction to credit card fees. Credit card rewards program costs totaled $11 million and $32 million during the three and nine months ended September 30, 2018, respectively, compared with $10 million and $26 million during the three and nine months ended September 30, 2017, respectively.
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
Account services We provide services for commercial and consumer customer accounts that generate fees from various activities including: accounts statements, ATM transactions, cash withdrawals, wire transfers, check cashing, debit cards and internet and phone banking. The fees for these services are established in the customer account agreement and are either billed individually at the time the service is performed or on a monthly basis for a package or bundle of services as the services are performed. The performance obligation for these services is met when the services are performed. Customer account agreements typically include

HSBC USA Inc.

a package of services with multiple performance obligations or a bundle of services making up a single performance obligation. In the case of a package of services, the pattern of transfer to the customer is usually the same for all services, and therefore the package of services is treated as a single performance obligation. In some cases, a package or bundle of services is billed upfront as an annual fee and recognized on a straight-line basis over one year as the services are performed and the performance obligation is met.
Credit facilities Credit facilities fees include fees generated from lending activities that are not included in the direct loan origination fees which are recognized in interest income as an adjustment to yield. This includes fees associated with loan commitments, revolving credit facilities, standby letters of credit, loan syndication and other transaction based fees. These fees are either billed as a fixed price or as a percentage of the approved lending limit or transaction value. The fee percentage is agreed with the customer upfront. Although the percentage-based fees represent variable consideration, the uncertainty of the variable consideration is resolved by the time the revenue is recognized as the lending limit or transaction value is known on the contract or transaction date. Loan syndication fees received for managing a syndication and other transaction based fees are recognized and billed at the point in time the transaction occurs, which is when the performance obligation is met. Fees associated with loan commitments, revolving credit facilities and standby letters of credit are billed upfront and recognized on a straight-line basis over the period the service is performed which is when the performance obligation is met (e.g., the commitment period). In the event a loan commitment or standby letter of credit is exercised, the remaining unamortized fee is recognized as an adjustment to yield over the loan term.
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
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively totaled $2 million and $1 million at September 30, 2018 and December 31, 2017, respectively. We expect to recognize this revenue over a remaining period of one year or less.
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

	September 30, 2018	December 31, 2017
	(in millions)
Assets:
Cash and due from banks	$284	$191
Interest bearing deposits with banks	309	473
Securities purchased under agreements to resell(1)	—	1,115
Trading assets	94	63
Loans	1,557	6,750
Other(2)	330	134
Total assets	$2,574	$8,726
Liabilities:
Deposits	$14,189	$10,521
Trading liabilities	174	737
Short-term borrowings	710	1,595
Long-term debt	4,844	4,841
Other(2)	271	387
Total liabilities	$20,188	$18,081

(1)	Reflects purchases of securities which other HSBC affiliates have agreed to repurchase.

(2)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Income (Expense):
Interest income	$26	$16	$72	$51
Interest expense	(96)	(72)	(264)	(208)
Net interest expense	(70)	(56)	(192)	(157)
Trading revenue (expense)	(504)	—	27	(806)
Servicing and other fees from HSBC affiliates:(1)
HSBC Bank plc	48	35	132	110
HSBC Markets (USA) Inc. ("HMUS")	31	18	92	53
HSBC Finance Corporation ("HSBC Finance")	2	3	4	40
Other HSBC affiliates	22	21	61	69
Total servicing and other fees from HSBC affiliates	103	77	289	272
Gain (loss) on instruments designated at fair value and related derivatives	241	347	(62)	871
Support services from HSBC affiliates:(1)
HSBC Technology & Services (USA) ("HTSU")	(301)	(277)	(909)	(872)
HMUS	(22)	(30)	(78)	(90)
Other HSBC affiliates	(76)	(71)	(228)	(199)
Total support services from HSBC affiliates	(399)	(378)	(1,215)	(1,161)
Rental income from HSBC affiliates, net(1)(2)	10	13	36	41
Stock based compensation expense(3)	(6)	(8)	(21)	(26)

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income for consistency in presentation across similar transactions. Separately, we also concluded that rental revenue we receive from our affiliates for rent on certain office space would be better presented as a reduction to occupancy expense as opposed to a reduction to affiliate expense. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased servicing and other fees from HSBC affiliates by $25 million and $86 million, respectively, increased support services from HSBC affiliates by $38 million and $127 million, respectively, and increased rental income from HSBC affiliates, net by $13 million and $41 million, respectively, during the three and nine months ended September 30, 2017. Reported net income for the three and nine months ended September 30, 2017 remained unaffected.

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

During the nine months ended September 30, 2018, our results were impacted by an immaterial out of period adjustment which increased servicing and other fees from HSBC affiliates by approximately $10 million in connection with costs reimbursements related to prior years.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both September 30, 2018 and December 31, 2017, long-term debt with affiliates reflected $4.9 billion of floating rate borrowings from HSBC North America. The outstanding balances include $2.0 billion of senior debt which matures in August 2021, $0.9 billion of subordinated debt which matures in May 2025 and $2.0 billion of senior debt which matures in August 2026.
We have a $150 million uncommitted line of credit with HSBC North America. There was no outstanding balance under this credit facility at either September 30, 2018 or December 31, 2017.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSBC Securities (USA) Inc. ("HSI"). In addition, certain affiliates have also placed deposits with us.

HSBC USA Inc.

Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2018 and December 31, 2017, we have the following loan balances outstanding with HSBC affiliates:

	September 30, 2018	December 31, 2017
	(in millions)
HMUS and subsidiaries	$1,000	$6,690
HSBC Bank Canada	450	—
Other short-term affiliate lending	107	60
Total loans	$1,557	$6,750
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $7.9 billion at both September 30, 2018 and December 31, 2017 of which $1.0 billion and $6.7 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature. Included in the outstanding borrowings at December 31, 2017 was a $5.0 billion overnight loan to HSI that was repaid in early January as the wire process from HSI to settle daily activity failed.
HSBC Bank Canada During 2018, we extended an uncommitted line of credit to HSBC Bank Canada in the amount of $500 million, of which $450 million was outstanding at September 30, 2018. The outstanding balance matures in November 2018.
We have extended lines of credit to various other HSBC affiliates totaling $3.2 billion which did not have any outstanding balances at either September 30, 2018 and December 31, 2017.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At September 30, 2018 and December 31, 2017, there were $107 million and $60 million, respectively, of these loans outstanding.
HSBC Finance During the first quarter of 2017, we received $28 million of loan prepayment fees from HSBC Finance associated with the payoff of their loan, which were included in servicing and other fees from HSBC affiliates.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $801.0 billion and $768.4 billion at September 30, 2018 and December 31, 2017, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $81 million and $64 million at September 30, 2018 and December 31, 2017, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
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

•
We use other subsidiaries of HSBC, including HSBC Global Services Limited an HSBC subsidiary located outside of the United States, to provide various support services to our operations, including among other areas, information technology, software development, customer service, collection, risk management and accounting. The expenses related to these services are included in support services from HSBC affiliates.

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

Other Transactions with HSBC Affiliates
At both September 30, 2018 and December 31, 2017, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," in our 2017 Form 10-K for additional details.

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
Structured notes and deposits - Structured notes and deposits have historically been classified as trading liabilities under the Group Reporting Basis and carried at fair value with changes in fair value recorded in earnings. Beginning January 1, 2018, HSBC

HSBC USA Inc.

concluded that a change in accounting policy and presentation from trading liabilities to liabilities designated under the fair value option for structured notes and deposits under the Group Reporting Basis would be appropriate since it would better align with the presentation of similar financial instruments by peers under IFRSs and therefore provide more relevant information about the effect of these financial liabilities on reported financial position and performance. As a result, the fair value movement on structured notes and deposits attributable to our own credit spread is now being recorded in other comprehensive income (loss) under the Group Reporting Basis, consistent with U.S. GAAP. During the three and nine months ended September 30, 2017, total other revenues under the Group Reporting Basis in GB&M included losses of $46 million and $69 million, respectively, from the fair value movement on structured notes and deposits attributable to our own credit spread.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	CC	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(5)	Group Reporting Basis Reclassi- fications(6)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2018
Net interest income(1)	$223	$206	$157	$42	$17	$—	$645	$(2)	$(84)	$559
Other operating income	75	56	195	17	70	—	413	(15)	88	486
Total operating income	298	262	352	59	87	—	1,058	(17)	4	1,045
Expected credit losses / provision for credit losses	10	(4)	(30)	(1)	(1)	—	(26)	47	(1)	20
	288	266	382	60	88	—	1,084	(64)	5	1,025
Operating expenses(2)	317	150	203	59	55	—	784	1	5	790
Profit (loss) before income tax expense	$(29)	$116	$179	$1	$33	$—	$300	$(65)	$—	$235

Three Months Ended September 30, 2017
Net interest income(1)	$231	$187	$131	$56	$(10)	$—	$595	$(9)	$(26)	$560
Other operating income(3)	65	55	125	31	33	—	309	61	23	393
Total operating income	296	242	256	87	23	—	904	52	(3)	953
Loan impairment charges / provision for credit losses	11	(8)	(18)	(2)	1	—	(16)	1	(7)	(22)
	285	250	274	89	22	—	920	51	4	975
Operating expenses(2)(3)	292	142	214	67	103	—	818	(2)	4	820
Profit (loss) before income tax expense	$(7)	$108	$60	$22	$(81)	$—	$102	$53	$—	$155

Nine Months Ended September 30, 2018
Net interest income(1)	$664	$587	$457	$132	$50	$—	$1,890	$12	$(236)	$1,666
Other operating income	239	169	644	53	225	—	1,330	(35)	241	1,536
Total operating income	903	756	1,101	185	275	—	3,220	(23)	5	3,202
Expected credit losses / provision for credit losses	16	(50)	(187)	(4)	3	—	(222)	114	12	(96)
	887	806	1,288	189	272	—	3,442	(137)	(7)	3,298
Operating expenses(2)	983	440	628	181	641	—	2,873	(8)	(7)	2,858
Profit (loss) before income tax expense	$(96)	$366	$660	$8	$(369)	$—	$569	$(129)	$—	$440
Balances at end of period:
Total assets	$18,977	$25,289	$76,194	$6,742	$78,421	$—	$205,623	$(31,621)	$—	$174,002
Total loans, net(4)	16,814	24,126	17,464	5,656	1,306	—	65,366	(829)	1,684	66,221
Goodwill	581	358	—	321	—	—	1,260	347	—	1,607
Total deposits(4)	32,051	22,440	29,777	8,167	5,211	—	97,646	(3,441)	17,885	112,090

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	CC	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(5)	Group Reporting Basis Reclassi- fications(6)	U.S. GAAP Consolidated Totals
	(in millions)
Nine Months Ended September 30, 2017
Net interest income(1)	$665	$548	$439	$165	$(9)	$—	$1,808	$(38)	$(31)	$1,739
Other operating income(3)	451	159	436	73	205	—	1,324	190	30	1,544
Total operating income	1,116	707	875	238	196	—	3,132	152	(1)	3,283
Loan impairment charges / provision for credit losses	17	(49)	(55)	1	—	—	(86)	(47)	13	(120)
	1,099	756	930	237	196	—	3,218	199	(14)	3,403
Operating expenses(2)(3)	865	422	686	191	338	—	2,502	—	(14)	2,488
Profit (loss) before income tax expense	$234	$334	$244	$46	$(142)	$—	$716	$199	$—	$915
Balances at end of period:
Total assets	$18,968	$24,154	$90,779	$7,684	$90,262	$—	$231,847	$(33,961)	$—	$197,886
Total loans, net	16,781	22,959	18,843	5,900	3,751	—	68,234	(1,039)	(401)	66,794
Goodwill	581	358	—	321	—	—	1,260	347	—	1,607
Total deposits	34,275	23,919	21,628	9,737	8,394	—	97,953	(3,874)	27,761	121,840

(1)
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g., customer loans) and receive a funding credit for funds provided (e.g., customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Balance Sheet Management and more appropriately reflect the profitability of the segments.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased both RBWM other operating income and RBWM operating expenses $11 million and $35 million and also increased both GB&M other operating income and GB&M operating expenses $14 million and $51 million during the three and nine months ended September 30, 2017, respectively. See Note 14, "Related Party Transactions," for additional information.

(4)
In addition to the changes discussed above, in conjunction with HSBC's adoption of the requirements of IFRS 9 we also adopted changes in presentation under the Group Reporting Basis related to affiliate loans and deposits as well as cash collateral posted and received. Beginning January 1, 2018, affiliate loans have been reclassified from other assets to loans, affiliate deposits have been reclassified from other liabilities to deposits, cash collateral posted has been reclassified from loans to other assets and cash collateral received has been reclassified from deposits to other liabilities. As a result of these changes, total loans, net and total deposits in the GB&M segment increased $0.2 billion and $8.6 billion, respectively, and total loans, net and total deposits in the CC segment decreased $2.0 billion and $1.5 billion, respectively, at September 30, 2018.

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
HSBC Bank USA is also required to maintain reserve balances either in the form of vault cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. At September 30, 2018 and December 31, 2017, HSBC Bank USA was required to maintain $2,085 million and $2,929 million, respectively, of reserve balances with the Federal Reserve Bank which are reported within interest bearing deposits with banks on the consolidated balance sheet.

HSBC USA Inc.

The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect at September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$17,180	4.5%	(2)	13.8%	$17,428	4.5%	(2)	14.2%
HSBC Bank USA	19,106	6.5		15.6	19,294	6.5		16.7
Tier 1 capital ratio:
HSBC USA	18,445	6.0		14.8	18,696	6.0		15.3
HSBC Bank USA	21,606	8.0		17.7	21,786	8.0		18.8
Total capital ratio:
HSBC USA	21,686	10.0		17.4	22,565	10.0		18.4
HSBC Bank USA	24,936	10.0		20.4	25,522	10.0		22.1
Tier 1 leverage ratio:
HSBC USA	18,445	4.0	(2)	10.7	18,696	4.0	(2)	9.9
HSBC Bank USA	21,606	5.0		12.7	21,786	5.0		11.7
Supplementary leverage ratio ("SLR"):
HSBC USA	18,445	3.0	(3)	7.5				N/A
HSBC Bank USA	21,606	3.0	(3)	8.9				N/A
Risk-weighted assets:
HSBC USA	124,671				122,584
HSBC Bank USA	122,357				115,667
Adjusted quarterly average assets:(4)
HSBC USA	171,890				188,774
HSBC Bank USA	170,132				186,551
Total leverage exposure:(5)
HSBC USA	245,987				N/A
HSBC Bank USA	242,992				N/A

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
N/A Not Applicable
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States ("the Basel III rule") which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective in 2014 with certain provisions being phased in over time through the beginning of 2019. As a result, the capital ratios in the table above are reported in accordance with the fully phased-in Basel III rule for September 30, 2018 and in accordance with the transition rules within the Basel III rule for December 31, 2017. In addition, risk-weighted assets in the table above are calculated using the general risk-based capital rules of the Basel III Standardized Approach.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at September 30, 2018 and December 31, 2017 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	September 30, 2018		December 31, 2017
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$121	$—	$154	$—
Long-term debt	—	73	—	73
Interest, taxes and other liabilities	—	61	—	59
Total	$121	$134	$154	$132
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at September 30, 2018 and December 31, 2017:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At September 30, 2018
Structured note vehicles	$3,023	$1,803	$10	$3,013
Limited partnership investments	1,582	460	286	460
Total	$4,605	$2,263	$296	$3,473
At December 31, 2017
Structured note vehicles	$3,019	$1,803	$6	$3,013
Limited partnership investments	1,566	412	262	412
Refinancing SPE	412	116	—	116
Total	$4,997	$2,331	$268	$3,541
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $3,013 million at September 30, 2018 will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at September 30, 2018 and December 31, 2017. Following the table is a description of the various arrangements.

	September 30, 2018		December 31, 2017
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$(74)	$47,729	$303	$42,328
Financial standby letters of credit, net of participations(3)(4)	—	5,216	—	5,128
Performance standby letters of credit, net of participations(3)(4)	—	3,640	—	3,580
Total	$(74)	$56,585	$303	$51,036

(1)	Includes $24,051 million and $25,639 million of notional issued for the benefit of HSBC affiliates at September 30, 2018 and December 31, 2017, respectively.

(2)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

(3)
Includes $1,245 million and $1,264 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at September 30, 2018 and December 31, 2017, respectively.

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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(74)	$47,729	$303	$42,328
Buy-protection credit derivative positions	127	53,369	(188)	47,962
Net position(1)	$53	$5,640	$115	$5,634

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a client and is a guarantee that the client will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the client fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the client is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the client's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. At September 30, 2018, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,216 million and $3,640 million, respectively. At December 31, 2017, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,128 million and $3,580 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $44 million and $48 million at September 30, 2018 and December 31, 2017, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $19 million and $26 million at September 30, 2018 and December 31, 2017, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at September 30, 2018 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	3.1	$26,016	$8,384	$34,400
Index credit derivatives	4.4	7,224	4,540	11,764
Total return swaps	2.7	1,291	274	1,565
Subtotal		34,531	13,198	47,729
Standby Letters of Credit(2)	1.2	7,490	1,366	8,856
Total		$42,021	$14,564	$56,585

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation described in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the six month period ended June 30, 2018. Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders.
Beginning in late 2016 and into 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. The net pre-tax gains associated with these sales (which included net pre-tax gains of approximately $312 million during the nine months ended September 30, 2017) were recorded as a component of other income (loss) in the consolidated statement of income. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $51 million and $52 million at September 30, 2018 and December 31, 2017, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. In the third quarter of 2017, we entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. During the second quarter of 2018, we recorded a loss of $7 million related to a change in the Visa Class B Share conversion rate announced by Visa as a result of the outstanding litigation. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 9, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $2 million and $3 million at September 30, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

The following table summarizes the change in our estimated repurchase liability during the three and nine months ended September 30, 2018 and 2017 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Balance at beginning of period	$9	$11	$10	$12
Decrease in liability recorded through earnings	—	—	(1)	(1)
Realized losses	(1)	(1)	(1)	(1)
Balance at end of period	$8	$10	$8	$10
Our repurchase liability of $8 million at September 30, 2018 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at September 30, 2018. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in this Form 10-Q for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $3.8 billion and $4.1 billion at September 30, 2018 and December 31, 2017, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Interest bearing deposits with banks	$2,485	$2,952
Trading assets(1)	2,664	3,185
Securities available-for-sale(2)	8,110	7,210
Securities held-to-maturity(2)	1,797	2,131
Loans(3)	17,348	17,404
Other assets(4)	2,091	2,253
Total	$34,495	$35,135

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,990 million and $524 million at September 30, 2018 and December 31, 2017, respectively. The fair value of trading assets that could be sold or repledged was $2,664 million and $3,185 million at September 30, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $8,468 million and $34,759 million at September 30, 2018 and December 31, 2017, respectively, discussed further below. Of this collateral, $7,368 million and $32,459 million could be sold or repledged at September 30, 2018 and December 31, 2017, respectively, of which $910 million and $1,231 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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
The following table provides information about resale and repurchase agreements that are subject to offset at September 30, 2018 and December 31, 2017:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At September 30, 2018
Assets:
Securities purchased under resale agreements	$7,639	$2,960	$4,679	$4,675	$—	$4
Liabilities:
Securities sold under repurchase agreements	$5,432	$2,960	$2,472	$2,449	$—	$23

At December 31, 2017
Assets:
Securities purchased under resale agreements	$33,974	$1,356	$32,618	$32,616	$—	$2
Liabilities:
Securities sold under repurchase agreements	$4,721	$1,356	$3,365	$3,364	$—	$1

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

HSBC USA Inc.

The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at September 30, 2018 and December 31, 2017:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At September 30, 2018
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$3,621	$149	$73	$466	$1,000	$5,309
Foreign debt securities	—	123	—	—	—	123
Total repurchase agreements accounted for as secured borrowings	$3,621	$272	$73	$466	$1,000	$5,432

At December 31, 2017
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1,166	$838	$888	$284	$1,464	$4,640
Foreign debt securities	—	81	—	—	—	81
Total repurchase agreements accounted for as secured borrowings	$1,166	$919	$888	$284	$1,464	$4,721

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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
September 30, 2018	Level 1	Level 2	Level 3	Gross Balance	Netting(8)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(1)	$—	$117	$—	$117	$—	$117
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	4,037	133	—	4,170	—	4,170
Asset-backed securities:
Collateralized debt obligations	—	—	112	112	—	112
Residential mortgages	—	—	16	16	—	16
Student loans	—	—	92	92	—	92
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	6,370	152	—	6,522	—	6,522
Equity securities	752	—	—	752	—	752
Precious metals trading	—	9,945	—	9,945	—	9,945
Derivatives:(2)
Interest rate contracts	3	9,762	—	9,765	—	9,765
Foreign exchange contracts	—	15,474	1	15,475	—	15,475
Equity contracts	—	4,172	74	4,246	—	4,246
Precious metals contracts	64	774	—	838	—	838
Credit contracts	—	874	75	949	—	949
Other contracts(3)	—	—	6	6	—	6
Derivatives netting	—	—	—	—	(28,046)	(28,046)
Total derivatives	67	31,056	156	31,279	(28,046)	3,233
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	17,311	11,418	—	28,729	—	28,729
Asset-backed securities:
Home equity	—	44	—	44	—	44
Other	—	—	105	105	—	105
Debt securities issued by foreign entities	2,252	199	—	2,451	—	2,451
Loans(1)	—	242	—	242	—	242
Other assets:
Equity securities(5)	—	189	—	189	—	189
Equity Securities measured at net asset value(5)(6)	—	—	—	81	—	81
Other(7)	—	—	4	4	—	4
Total assets	$30,789	$53,495	$2,288	$86,653	$(28,046)	$58,607
Liabilities:
Domestic deposits(1)	$—	$7,037	$943	$7,980	$—	$7,980
Trading liabilities, excluding derivatives	1,605	—	—	1,605	—	1,605
Derivatives:(2)
Interest rate contracts	145	10,503	—	10,648	—	10,648
Foreign exchange contracts	22	14,571	2	14,595	—	14,595
Equity contracts	—	3,313	64	3,377	—	3,377
Precious metals contracts	51	800	—	851	—	851
Credit contracts	—	905	11	916	—	916
Other contracts(3)	—	—	51	51	—	51
Derivatives netting	—	—	—	—	(28,130)	(28,130)
Total derivatives	218	30,092	128	30,438	(28,130)	2,308
Short-term borrowings(1)	—	916	—	916	—	916
Long-term debt(1)	—	11,730	532	12,262	—	12,262
Total liabilities	$1,823	$49,775	$1,603	$53,201	$(28,130)	$25,071

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2017	Level 1	Level 2	Level 3	Gross Balance	Netting(8)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(1)	$—	$80	$—	$80	$—	$80
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3,391	332	—	3,723	—	3,723
Asset-backed securities:
Collateralized debt obligations	—	—	129	129	—	129
Residential mortgages	—	16	—	16	—	16
Student loans	—	91	—	91	—	91
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	4,167	210	—	4,377	—	4,377
Equity securities(5)	—	12	—	12	—	12
Precious metals trading	—	2,274	—	2,274	—	2,274
Derivatives:(2)
Interest rate contracts	6	24,231	—	24,237	—	24,237
Foreign exchange contracts	4	15,754	2	15,760	—	15,760
Equity contracts	—	3,911	173	4,084	—	4,084
Precious metals contracts	52	502	—	554	—	554
Credit contracts	—	536	120	656	—	656
Other contracts(3)	—	—	6	6	—	6
Derivatives netting	—	—	—	—	(40,874)	(40,874)
Total derivatives	62	44,934	301	45,297	(40,874)	4,423
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	19,056	10,004	—	29,060	—	29,060
Asset-backed securities:
Home equity	—	51	—	51	—	51
Other	—	399	111	510	—	510
Debt securities issued by foreign entities	850	52	—	902	—	902
Equity securities(5)	—	177	—	177	—	177
Loans(1)	—	471	—	471	—	471
Other assets(7)	—	—	15	15	—	15
Total assets	$27,526	$59,103	$2,359	$88,988	$(40,874)	$48,114
Liabilities:
Domestic deposits(1)	$—	$6,796	$897	$7,693	$—	$7,693
Trading liabilities, excluding derivatives	1,722	524	—	2,246	—	2,246
Derivatives:(2)
Interest rate contracts	59	24,379	—	24,438	—	24,438
Foreign exchange contracts	—	14,664	2	14,666	—	14,666
Equity contracts	—	2,859	92	2,951	—	2,951
Precious metals contracts	108	614	—	722	—	722
Credit contracts	—	578	6	584	—	584
Other contracts(3)	—	—	52	52	—	52
Derivatives netting	—	—	—	—	(40,217)	(40,217)
Total derivatives	167	43,094	152	43,413	(40,217)	3,196
Short-term borrowings(1)	—	2,032	—	2,032	—	2,032
Long-term debt(1)	—	12,245	641	12,886	—	12,886
Total liabilities	$1,889	$64,691	$1,690	$68,270	$(40,217)	$28,053

(1)
See Note 10, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), fair value option assets and liabilities are recorded at fair value through net income.

(2)
Includes trading derivative assets of $3,144 million and $3,725 million and trading derivative liabilities of $2,343 million and $2,633 million at September 30, 2018 and December 31, 2017, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 9, "Derivatives," for additional information. Excluding changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge, which is recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.

(3)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

(4)	Securities available-for-sale are recorded at fair value through other comprehensive income (loss).

HSBC USA Inc.

(5)
See Note 3, "Securities," and Note 21, "New Accounting Pronouncements," for additional information. The adoption of new accounting guidance resulted in a reclassification of certain equity investments to other assets as of January 1, 2018.

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
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2018 and 2017.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2018 and 2017. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2018	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2018	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$131	$4	$—	$—	$—	$(23)	$—	$—	$112	$2
Residential mortgage asset-backed securities	—	—	—	—	—	—	16	—	16	—
Student loan asset-backed securities	—	—	—	—	—	—	92	—	92	—
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Foreign exchange contracts	(1)	—	—	—	—	—	—	—	(1)	—
Equity contracts	2	8	—	—	—	1	—	(1)	10	9
Credit contracts	110	1	—	—	—	(47)	—	—	64	(5)
Other contracts(3)	(51)	(5)	—	—	—	11	—	—	(45)	—
Other asset-backed securities available-for-sale(4)	107	—	(2)	—	—	—	—	—	105	(2)
Other assets(5)	12	—	—	—	—	(8)	—	—	4	—
Total assets	$2,113	$8	$(2)	$—	$—	$(66)	$108	$(1)	$2,160	$4
Liabilities:
Domestic deposits(6)	$(876)	$(8)	$(1)	$—	$(106)	$25	$(7)	$30	$(943)	$(7)
Long-term debt(6)	(557)	(10)	—	—	(37)	29	—	43	(532)	(7)
Total liabilities	$(1,433)	$(18)	$(1)	$—	$(143)	$54	$(7)	$73	$(1,475)	$(14)

HSBC USA Inc.

	Jan. 1, 2018	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2018	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$129	$12	$—	$—	$—	$(29)	$—	$—	$112	$10
Residential mortgage asset-backed securities	—	—	—	—	—	—	16	—	16	—
Student loan asset-backed securities	—	—	—	—	—	—	92	—	92	—
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Foreign exchange contracts	—	(1)	—	—	—	—	—	—	(1)	(1)
Equity contracts	81	(42)	—	—	—	(29)	(1)	1	10	(34)
Credit contracts	114	3	—	—	—	(53)	—	—	64	(35)
Other contracts(3)	(46)	(19)	—	—	—	20	—	—	(45)	—
Other asset-backed securities available-for-sale(4)	111	—	(6)	—	—	—	—	—	105	(5)
Other assets(5)	15	(3)	—	—	—	(8)	—	—	4	—
Total assets	$2,207	$(50)	$(6)	$—	$—	$(99)	$107	$1	$2,160	$(65)
Liabilities:
Domestic deposits(6)	$(897)	$15	$2	$—	$(285)	$85	$(20)	$157	$(943)	$16
Long-term debt(6)	(641)	(4)	5	—	(180)	170	—	118	(532)	10
Total liabilities	$(1,538)	$11	$7	$—	$(465)	$255	$(20)	$275	$(1,475)	$26

HSBC USA Inc.

	Jul. 1, 2017	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2017	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$131	$2	$—	$—	$—	$(8)	$—	$—	$125	$1
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Interest rate contracts	—	—	—	—	—	—	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	32	33	—	—	—	(7)	—	(2)	56	26
Credit contracts	143	(5)	—	—	—	(23)	—	—	115	(2)
Other contracts(3)	(44)	(5)	—	—	—	3	—	—	(46)	—
Other asset-backed securities available-for-sale(4)	107	3	—	—	—	—	—	—	110	2
Other assets(5)	—	15	—	—	—	—	—	—	15	15
Total assets	$2,172	$43	$—	$—	$—	$(35)	$—	$(2)	$2,178	$42
Liabilities:
Domestic deposits(6)	$(1,142)	$(19)	$(3)	$—	$(50)	$191	$(4)	$82	$(945)	$(17)
Long-term debt(6)	(541)	(22)	(1)	—	(44)	28	—	27	(553)	(21)
Total liabilities	$(1,683)	$(41)	$(4)	$—	$(94)	$219	$(4)	$109	$(1,498)	$(38)

HSBC USA Inc.

	Jan. 1, 2017	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2017	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$184	$20	$—	$—	$—	$(79)	$—	$—	$125	$6
Corporate and other domestic debt securities	2,884	—	—	—	—	(1,081)	—	—	1,803	—
Derivatives, net:(2)
Interest rate contracts	1	(1)	—	—	—	—	—	—	—	(1)
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(2)	72	—	—	—	(15)	—	1	56	52
Credit contracts	193	(9)	—	—	—	(69)	—	—	115	(18)
Other contracts(3)	(9)	(7)	—	—	(35)	5	—	—	(46)	—
Other asset-backed securities available-for-sale(4)	105	5	—	—	—	—	—	—	110	5
Other assets(5)	—	15	—	—	—	—	—	—	15	15
Total assets	$3,356	$95	$—	$—	$(35)	$(1,239)	$—	$1	$2,178	$59
Liabilities:
Domestic deposits(6)	$(1,407)	$(33)	$9	$—	$(141)	$468	$(25)	$184	$(945)	$(18)
Long-term debt(6)	(499)	(62)	(7)	—	(166)	106	(2)	77	(553)	(56)
Total liabilities	$(1,906)	$(95)	$2	$—	$(307)	$574	$(27)	$261	$(1,498)	$(74)

(1)	Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income.

(2)
Level 3 net derivatives included derivative assets of $156 million and derivative liabilities of $128 million at September 30, 2018 and derivative assets of $294 million and derivative liabilities of $169 million at September 30, 2017. Gains (losses) on derivatives, net are predominantly included in trading revenue in the consolidated statement of income.

(3)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

(4)
Realized gains (losses) on securities available-for-sale are included in other securities gains (losses), net in the consolidated statement of income. Unrealized gains (losses) on securities available-for-sale are included in other comprehensive income (loss).

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

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at September 30, 2018 and December 31, 2017:

September 30, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$112	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 1%
			Conditional default rates	0% - 1%
			Loss severity rates	90% - 95%
Residential mortgage asset-backed securities	$16	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 5%
			Conditional default rates	1% - 4%
			Loss severity rates	80% - 85%
			Discount margin	100bps - 250bps
Student loan asset-backed securities	$92	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	7% - 10%
			Conditional default rates	1% - 2%
			Loss severity rates	25% - 40%
			Discount margin	87bps -120bps
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	1% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Foreign exchange derivative contracts(1)	$(1)	Option pricing model	Implied volatility of currency pairs	8% - 10%
Equity derivative contracts(1)	$10	Option pricing model	Equity / Equity Index volatility	7% - 37%
			Equity / Equity and Equity / Index correlation	43% - 79%
			Equity dividend yields	0% - 7%
Credit derivative contracts	$64	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	67bps - 87bps
Other derivative contracts	$(45)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	2 - 4 years
Other asset-backed securities available-for-sale	$105	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$4	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(1)(2)	$(943)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 10%
			Equity / Equity Index volatility	7% - 35%
			Equity / Equity and Equity / Index correlation	43% - 51%
Long-term debt (structured notes)(1)(2)	$(532)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 10%
			Equity / Equity Index volatility	7% - 37%
			Equity / Equity and Equity / Index correlation	44% - 79%

HSBC USA Inc.

December 31, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$129	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 6%
			Conditional default rates	4% - 6%
			Loss severity rates	55% - 60%
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	41% - 100%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	6% - 9%
Equity derivative contracts(1)	$81	Option pricing model	Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	42% - 80%
			Equity dividend yields	0% - 8%
Credit derivative contracts	$114	Option pricing model and, where applicable, discounted cash flows	Issuer by issuer correlation of defaults	82% - 83%
			Credit default swap spreads	154bps - 174bps
Other derivative contracts	$(46)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	2 - 4 years
Other asset-backed securities available-for-sale	$111	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$15	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(1)(2)	$(897)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 9%
			Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	42% - 80%
Long-term debt (structured notes)(1)(2)	$(641)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 9%
			Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	42% - 80%

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
Significant Unobservable Inputs for Recurring Fair Value Measurements
Collateralized Debt Obligations ("CDOs")

•
Prepayment rate - The rate at which borrowers pay off the mortgage loans early. The prepayment rate is affected by a number of factors including the location of the mortgage collateral, the interest rate type of the mortgage loans, borrowers' credit and sensitivity to interest rate movement. The prepayment rate of our portfolio is close to the mid-point of the range.

•
Default rate - Annualized percentage of default rate over a group of collateral such as residential or commercial mortgage loans. The default rate and loss severity rate are positively correlated. The default rate of our portfolio is tilted towards the higher end of the range.

•	Loss severity rate - Included in our Level 3 CDOs portfolio are trust preferred securities. The loss severity rate of the trust preferred securities is close to the mid-point of the range.
Derivatives

•
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied

HSBC USA Inc.

volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 8 percent and 10 percent while the implied volatility for equity/equity or equity/equity index is between 7 percent and 37 percent, respectively, at September 30, 2018. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 3 percent and 7 percent, respectively, at September 30, 2018.

•
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 43 percent and 79 percent at September 30, 2018.

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
Residential mortgage and student loan asset-backed securities - Probability of default, prepayment speed, loss severity rate and discount margin are significant unobservable inputs. Significant increase (decrease) in these inputs will result in a lower (higher) fair value measurement of the securities. A change in assumption for default probability is often accompanied by a directionally similar change in loss severity, and a directionally opposite change in prepayment speed.
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
Other derivatives - The fair value of the swap agreements we entered into in conjunction with the sales of Visa Class B Shares is dependent upon the final resolution of the related litigation. Significant unobservable inputs used in the fair value measurement include estimated changes in the conversion rate of Visa Class B Shares into Visa Class A Shares and the expected timing of the final resolution. An increase (decrease) in the loss estimate or in the timing of the resolution of the related litigation would result in a higher (lower) fair value measurement of the derivative.
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
Significant Transfers Into and Out of Level 3 Measurements During the three and nine months ended September 30, 2018, we transferred $30 million and $157 million, respectively, of domestic deposits and $43 million and $118 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the three and nine months ended September 30, 2018, we transferred $7 million and $20 million, respectively, of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of

HSBC USA Inc.

underlying instruments that resulted in the embedded derivative being unobservable. Additionally, during the third quarter of 2018, we transferred $16 million of residential mortgage asset-backed securities and $92 million of student loan asset-backed securities from Level 2 to Level 3 as the inputs used to value these securities have become less observable.
During the three and nine months ended September 30, 2017, we transferred $82 million and $184 million, respectively, of domestic deposits and $27 million and $77 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally, during the three and nine months ended September 30, 2017, we transferred $4 million and $25 million, respectively, of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at September 30, 2018 and December 31, 2017. The gains (losses) during the three and nine months ended September 30, 2018 and 2017 are also included.

	Non-Recurring Fair Value Measurements at September 30, 2018				Total Gains (Losses) For the Three Months Ended September 30, 2018	Total Gains (Losses) For the Nine Months Ended September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$2	$2	$—	$—
Consumer loans(2)	—	13	—	13	(2)	(4)
Commercial loans held for sale(3)	—	36	—	36	2	5
Impaired commercial loans(4)	—	—	36	36	8	109
Real estate owned(5)	—	7	—	7	1	3
Total assets at fair value on a non-recurring basis	$—	$56	$38	$94	$9	$113

	Non-Recurring Fair Value Measurements at December 31, 2017				Total Gains (Losses) For the Three Months Ended September 30, 2017	Total Gains (Losses) For the Nine Months Ended September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$2	$2	$—	$7
Consumer loans(2)	—	21	—	21	(2)	(10)
Commercial loans held for sale(3)	—	62	—	62	4	4
Impaired commercial loans(4)	—	—	289	289	38	87
Real estate owned(5)	—	6	—	6	2	6
Total assets at fair value on a non-recurring basis	$—	$89	$291	$380	$42	$94

(1)
At September 30, 2018 and December 31, 2017, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as Level 3 fair value measurements within the fair value hierarchy as the underlying real estate properties used to determine fair value are illiquid assets as a result of market conditions. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(3)	At September 30, 2018 and December 31, 2017, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at September 30, 2018 and December 31, 2017:

At September 30, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$2	Third party appraisal valuation based on estimated loss severities, including collateral values	Loss severity rates	30% - 100%
Impaired commercial loans	36	Valuation of third party appraisal on underlying collateral	Loss severity rates	13% - 100%

At December 31, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$2	Third party appraisal valuation based on estimated loss severities, including collateral values	Loss severity rates	30% - 100%
Impaired commercial loans	289	Valuation of third party appraisal on underlying collateral	Loss severity rates	9% - 61%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale includes subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these was approximately 70 percent at September 30, 2018. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
The weighted average severity rate for impaired commercial loans was approximately 41 percent at September 30, 2018. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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

HSBC USA Inc.

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

•
Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $39 million and $43 million at September 30, 2018 and December 31, 2017, respectively.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held at September 30, 2018:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 3	Total
		(in millions)
AAA - A	Student loans	$92	$92
BBB - B	Collateralized debt obligations	112	112
CCC - Unrated	Residential mortgages - Subprime	16	16
		$220	$220
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Home equity - Alt A	$44	$—	$44
	Other	—	48	48
	Total AAA -A	$44	$48	$92
BBB -B	Other	—	57	57
		$44	$105	$149

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
We estimate the counterparty credit risk for financial assets and our own credit standing for financial liabilities (the "credit risk adjustments") in determining the fair value measurement. For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We also take into consideration the risk mitigating factors including collateral agreements and master netting agreements in determining credit risk adjustments. We estimate the implied probability of default based on the credit spread of the specific counterparty observed in the credit default swap market. Where credit default spread of the counterparty is not available, we use the credit default spread of a specific proxy (e.g., the credit default swap spread of the counterparty's parent) or a proxy based on credit default swaps referencing to credit names of similar credit standing.
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
Long-term debt designated under FVO – We elected to apply FVO accounting to certain of our own debt issuances for which fair value hedge accounting otherwise would have been applied. These own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instrument. The observed market price

HSBC USA Inc.

of these instruments reflects the effect of our own credit spreads. The credit spreads applied to these instruments were derived from the spreads at the measurement date.
Additional Disclosures About the Fair Value of Financial Instruments that are Not Carried at Fair Value on the Consolidated Balance Sheet The fair value estimates set forth below are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this report.
The carrying amount of certain financial instruments recorded at cost on the consolidated balance sheet is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, customer acceptance assets and liabilities, federal funds sold and purchased, certain securities purchased and sold under resale and repurchase agreements, deposits with no stated maturity (e.g., demand, savings and certain money market deposits), short-term borrowings and dividends payable.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at September 30, 2018 and December 31, 2017 and their classification within the fair value hierarchy:

September 30, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$21,662	$21,662	$1,336	$20,306	$20
Federal funds sold and securities purchased under agreements to resell	4,562	4,562	—	4,562	—
Securities held-to-maturity	14,889	14,445	—	14,445	—
Commercial loans, net of allowance for credit losses	46,725	48,698	—	—	48,698
Commercial loans held for sale	35	35	—	35	—
Consumer loans, net of allowance for credit losses	19,496	18,734	—	—	18,734
Consumer loans held for sale:
Residential mortgages	60	60	—	59	1
Other consumer	55	55	—	—	55
Financial liabilities:
Short-term financial liabilities	$3,897	$3,896	$—	$3,876	$20
Deposits:
Without fixed maturities	91,937	91,937	—	91,937	—
Fixed maturities	12,125	12,064	—	12,064	—
Deposits held for sale	48	48	—	48	—
Long-term debt	17,254	17,524	—	17,524	—

HSBC USA Inc.

December 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$12,304	$12,304	$1,115	$11,157	$32
Federal funds sold and securities purchased under agreements to resell	32,538	32,538	—	32,538	—
Securities held-to-maturity	13,977	13,902	—	13,902	—
Commercial loans, net of allowance for credit losses	52,427	54,210	—	—	54,210
Commercial loans held for sale	177	177	—	177	—
Consumer loans, net of allowance for credit losses	19,455	18,598	—	—	18,598
Consumer loans held for sale:
Residential mortgages	6	6	—	5	1
Other consumer	61	61	—	—	61
Financial liabilities:
Short-term financial liabilities	$2,650	$2,667	$—	$2,635	$32
Deposits:
Without fixed maturities	100,502	100,502	—	100,502	—
Fixed maturities	9,834	9,782	—	9,782	—
Deposits held for sale	673	673	—	673	—
Long-term debt	22,080	22,717	—	22,717	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $166 million and $158 million at September 30, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2018 (the "2018 First Quarter Form 10-Q") and the six month period ended June 30, 2018 (the "2018 Second Quarter
Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2017 Form 10-K, our 2018 First Quarter Form 10-Q and our 2018 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2017 Form 10-K, our 2018 First Quarter Form 10-Q and our 2018 Second
Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
Due to the inherent unpredictability of legal matters, including litigation, governmental and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of such matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation, governmental and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters. During the three and nine months ended September 30, 2018, we recorded expenses of $3 million and $513 million, respectively, related to various legal matters.
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2018 First Quarter Form 10-Q and our 2018 Second Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $325 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the ongoing investigations disclosed in Note 27, "Litigation and Regulatory Matters," in our 2017 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2018 First Quarter Form 10-Q and our 2018 Second Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
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
In the SPV OSUS Ltd. v. HSBC Bank plc, HSBC Bank USA N.A., et al. action, defendants filed a motion to dismiss plaintiffs’ amended complaint in September 2018.
The U.S. Bankruptcy Court for the Southern District of New York issued a partial decision in August 2018 in the actions brought by the liquidators of the Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited (together, “Fairfield”) funds against the defendants, including HSBC Bank USA. That decision denied defendants’ motion to dismiss for lack of subject matter jurisdiction and adopted defendants’ position that certain subscription agreements, allegedly signed by defendants when placing investments in the Fairfield funds, do not confer personal jurisdiction in this action. The remaining arguments raised in the parties’ motions remain pending. In September 2018, the court so-ordered a stipulation among the parties pursuant to which

HSBC USA Inc.

the court will resolve the remaining issues on defendants’ motion to dismiss and the liquidators’ motion to amend the complaints in any order the court deems appropriate. The motions thus remain pending in substantial part.
Mexican Government Bond Litigation In July 2018, plaintiffs filed an amended consolidated complaint on behalf of the putative class.  Defendants filed motions to dismiss in September 2018.
Benchmark Rate Litigation
In October 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint and dismissed the non-SIBOR panel banks in Frontpoint Asian Event Driven Fund, L.P., et al. v. Citibank, N.A., et al. (Case No. 15-cv-05263). The Hongkong and Shanghai Banking Corporation Limited is the only remaining HSBC defendant in the action. Accordingly, this matter will no longer be reported.
Mortgage Securitization Matters
In October 2018, HSBC North America reached a definitive agreement to resolve the U.S. Department of Justice’s (“DOJ”) investigation of its legacy securitization, issuance and underwriting of residential mortgage-backed securities ("RMBS") issued between 2005 and 2007. Under the terms of the agreement, HSBC North America, without admitting liability or wrongdoing under the Financial Industry Reform, Recovery and Enforcement Act ("FIRREA"), paid to the DOJ in October a $765 million civil monetary penalty, of which $492 million was paid by HUSI. As previously disclosed, HSBC North America and HUSI were fully reserved for these amounts as of June 30, 2018. The settlement releases HSBC North America and its subsidiaries and affiliates, including HSBC Bank USA, from potential civil claims by the DOJ related to its legacy securitization, issuance and underwriting of RMBS from 2005 to 2007, and requires no additional remedial action.
Deutsche Bank National Trust Company, as trustee of HASCO 2007-NC1, filed a motion for leave to appeal the dismissal of the action with the New York Court of Appeals, which was granted in September 2018.
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Matters
As previously disclosed, in June 2018, the Office of the Comptroller of the Currency ("OCC") terminated the 2010 consent cease and desist order and the 2012 enterprise-wide compliance consent order after determining that HSBC Bank USA had satisfied the requirements of the respective orders. In August 2018, the Federal Reserve Board terminated the 2010 consent cease and desist order entered into by our parent, HSBC North America. In September 2018, the OCC terminated the second OCC consent order entered into in 2012 by HSBC Bank USA which, among other things, required the bank to correct the circumstances noted in the OCC’s report and imposed certain restrictions on HSBC Bank USA.
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In August 2018, defendants submitted objections to the magistrate judge’s report and recommendation to deny defendants’ motion to dismiss, and plaintiffs submitted a response in October 2018. We await a decision from the district court.
Jeffrey Siegel, et al. v. HSBC Holdings plc, et al. In August 2018, plaintiffs appealed the district court’s decision granting HSBC North America’s and HSBC Bank USA’s motion to dismiss.
Ramiro Giron, et al. v. Hong Kong and Shanghai Bank Corporation, Ltd., HSBC Bank USA, N.A., et al.  The court granted plaintiffs’ motion to withdraw the appeal and the matter is now concluded.
Rigoberto Vasquez and Eva Garcia et al v. Hong Kong and Shanghai Banking Corporation Ltd., HSBC Bank USA, N.A., et al.
In August 2018, the HSBC defendants filed a motion to dismiss. In response, plaintiffs filed a motion for leave to amend the complaint, which the court granted. Plaintiffs filed an amended complaint in October 2018.

HSBC USA Inc.

21. New Accounting Pronouncements

The following new accounting pronouncements were adopted effective January 1, 2018:

•
Recognition of Revenue from Contracts with Customers In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which provides a principles-based framework for revenue recognition. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The scope of the new guidance is limited to certain revenues classified as fee based income. We did not identify any changes to our revenue recognition policies necessary in order to comply with the ASU. Therefore, the adoption of this guidance did not have any impact on our financial position or results of operations. See Note 13, "Fee Income from Contracts with Customers," for the new disclosure required by this standard.

•
Financial Instruments - Classification and Measurement (Excluding Financial Liabilities Measured Under the Fair Value Option) In January 2016, the FASB issued an ASU which changed aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost less impairment adjusted for observable price changes. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The adoption of this guidance required a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2018, resulting in an increase in retained earnings of $10 million, after tax, to reflect the impact of recording certain equity investments at fair value which were previously measured at cost, as well as a reclassification from accumulated other comprehensive loss to retained earnings of an after tax loss of $4 million related to equity investments which were previously classified as available-for-sale. The adoption of this guidance also resulted in a reclassification of $12 million and $177 million of equity investments which were previously classified as trading securities and available-for-sale securities, respectively, to other assets as of January 1, 2018. See Note 3, "Securities," for the new disclosure required by this standard.

•
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued an ASU that provides targeted amendments to clarify how certain cash receipts and cash payments should be classified in the statement of cash flows. Under the ASU, the portion of the cash payments attributable to accreted interest for the settlement of zero-coupon bonds should be classified as cash outflows for operating activities rather than financing activities and cash proceeds from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities rather than operating activities. While the adoption of this guidance resulted in a change in classification in the statement of cash flows, it did not have a material impact on the statement of cash flows, and it did not have any impact on our financial position or results of operations. The adoption of this guidance required prior periods to be revised and resulted in an increase in cash used in operating activities of $8 million, an increase in cash provided by investing activities of $3 million and a decrease in cash used in financing activities of $5 million during the nine months ended September 30, 2017.

•
Statement of Cash Flows - Restricted Cash In November 2016, the FASB issued an ASU that clarifies how restricted cash and restricted cash equivalents should be presented in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. While the adoption of this guidance resulted in a change in classification in the statement of cash flows to include our required reserve balance with the Federal Reserve Bank within a new line item called cash, due from banks and restricted cash, it did not have any impact on our financial position or results of operations. The adoption of this guidance on January 1, 2018 required prior periods to be revised and resulted in a decrease in cash provided by investing activities of $106 million during the nine months ended September 30, 2017.

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

HSBC USA Inc.

•
Compensation - Retirement Benefits In March 2017, the FASB issued an ASU that requires only the service cost component of net periodic pension and postretirement benefit costs to be reported in salaries and employee benefits in the statement of income while the other components of net periodic pension and postretirement benefit costs are required to be reported separately from the service cost component. The guidance is not applicable, however, to multiemployer plans. The adoption of this guidance did not have a material impact on our financial statement presentation.

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

The following are accounting pronouncements which will be adopted in future periods:

•
Leases In February 2016, the FASB issued an ASU which requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification is still performed, with any lease classified as a finance lease reported as a financing transaction. The ASU does not substantially change lessor accounting. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and c) expanding disclosures to provide additional quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019. We plan to apply the guidance by recording a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. We have conducted a review of our existing lease contracts and service contracts which may contain embedded leases and currently expect a gross-up of our balance sheet in the range of approximately $650 million to $700 million as a result of recognizing lease liabilities and corresponding right of use assets for operating leases upon adoption as of January 1, 2019. The adoption of this guidance will also require a cumulative effect adjustment to recognize the previously deferred gain on the sale and leaseback of our 452 Fifth Avenue property, which is expected to result in an increase in retained earnings of approximately $27 million, after tax, as of January 1, 2019. The adoption of this guidance is not expected to result in material changes to the recognition of operating lease expense.

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires entities to recognize an allowance for credit losses on AFS debt securities and revises the accounting model for purchased credit impaired loans and debt securities. Additionally, existing disclosures will also be revised under the ASU. The ASU is effective for all annual and interim periods beginning January 1, 2020 and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While early adoption is permitted beginning in the first quarter of 2019, we currently do not expect to elect early adoption. We have begun our implementation efforts, leveraging our participation in support of HSBC's implementation of IFRS 9 where feasible, to identify key interpretive issues and are assessing existing credit loss forecasting models and processes against the new guidance to determine what modifications may be required. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance will result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio as well as the adoption of an allowance for debt securities. The amount of the increase to our allowance is still under review and will depend, in part, upon the composition of our loan and held-to-maturity securities portfolios at the adoption date as well as economic conditions and loss forecasts at that date.

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

HSBC USA Inc.

•
Premium Amortization on Purchased Callable Debt Securities In March 2017, the FASB issued an ASU that shortens the premium amortization period for purchased non-contingently callable debt securities by requiring the premium to be amortized to the earliest call date, rather than the contractual maturity date. After the earliest call date, if the call option is not exercised, the effective yield will be reset using the payment terms of the debt security. The new guidance does not change the discount amortization period for purchased debt securities. The discount continues to be amortized to the contractual maturity date. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While early adoption is permitted, we currently do not expect to elect early adoption. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

•
Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities In August 2017, the FASB issued an ASU amending its hedge accounting guidance to expand an entity’s ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk and ease the requirements for effectiveness testing and hedge documentation. The new guidance also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Existing disclosures will also be revised. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While early adoption is permitted, we currently do not expect to elect early adoption. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

•
Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement In August 2018, the FASB issued an ASU that eliminates, amends and adds certain disclosure requirements for fair value measurements. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted. We are currently evaluating the impact of adopting this ASU. While adoption of this guidance will result in changes to our existing disclosures, it will not have any impact on our financial position or results of operations.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
uncertain market and economic conditions in the United States and abroad, including but not limited to, changes in interest rates, energy prices and unemployment levels, a decline in housing prices, the availability of credit and liquidity, changes in consumer confidence and consumer spending and behavior, consumer perception as to the continuing availability of credit and price competition in the market segments we serve and the consequences of unexpected geopolitical events, such as the outbreak of hostilities between countries and the decision by the United Kingdom ("U.K.") to exit the European Union ("EU");

•	changes in laws and regulatory requirements;

•	the potential impact of any legal, regulatory or policy changes affecting financial institutions and the global economy as a result of the current Administration in the U.S.;

•	the ability to deliver on our regulatory priorities;

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
Economic Environment  The U.S. economy continued to grow during the first nine months of 2018. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 3.5 percent in the third quarter of 2018, higher than 2017's GDP annual growth rate, while inflation in the third quarter of 2018 averaged near the FRB's target inflation rate. In September 2018, the FRB increased short-term interest rates by 25 basis points, the third such rate increase this year, and has indicated that it will likely increase short-term interest rates once more during the fourth quarter of 2018. During the first nine months of 2018, the FRB also continued reducing its holdings of U.S. Treasury bonds and mortgage-backed securities. These actions by the FRB could cause longer term interest rates to continue to rise over time. The U.S. economy added over 1.8 million jobs during the first nine months of 2018 and the total unemployment rate fell to 3.7 percent at September 2018 as compared with 4.1 percent at December 2017.
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
Performance, Developments and Trends The following table sets forth selected financial highlights for HUSI for the three and nine months ended September 30, 2018 and 2017 and at September 30, 2018 and December 31, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars are in millions)
Net income	$177	$94	$208	$594
Rate of return on average:
Total assets	.4%	.2%	.2%	.4%
Total risk-weighted assets	.6	.3	.2	.7
Total common equity	3.7	1.9	1.2	3.8
Total equity	3.5	1.8	1.4	3.8
Net interest margin	1.43	1.26	1.40	1.28
Efficiency ratio	75.6	86.0	89.3	75.8
Commercial net charge-off ratio(1)	.10	.19	.10	.21
Consumer net charge-off ratio(1)	.08	.08	.10	.12

(1)	Excludes loans held for sale.

HSBC USA Inc.

	September 30, 2018	December 31, 2017
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.80%	.94%
Commercial allowance as a percent of loans(1)	.97	1.15
Consumer allowance as a percent of loans(1)	.39	.37
Consumer two-months-and-over contractual delinquency	1.96	2.48
Loans to deposits ratios(2)	74.60	73.70
Common equity Tier 1 capital to risk-weighted assets	13.8	14.2
Tier 1 capital to risk-weighted assets	14.8	15.3
Total capital to risk-weighted assets	17.4	18.4
Tier 1 leverage ratio	10.7	9.9
Supplementary leverage ratio	7.5	7.3
Total equity to total assets	11.5	10.7

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$21,642	$12,272
Trading assets	26,556	16,150
Securities available-for-sale	31,329	30,700
Loans:
Commercial loans	47,183	53,035
Consumer loans	19,573	19,528
Total loans	66,756	72,563
Deposits	112,090	118,702

(1)	Excludes loans held for sale.

(2)
Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Net income was $177 million and $208 million during the three and nine months ended September 30, 2018, respectively, compared with $94 million and $594 million during the three and nine months ended September 30, 2017, respectively. Income before income tax was $235 million and $440 million during the three and nine months ended September 30, 2018, respectively, compared with $155 million and $915 million during the three and nine months ended September 30, 2017, respectively. Income before income tax increased during the three months ended September 30, 2018 due to higher other revenues and lower operating expenses, partially offset by a higher provision for credit losses. In the year-to-date period, income before income tax decreased due to higher operating expenses driven primarily by expense recorded in the current year related to the settlement of a mortgage securitization legal matter as discussed further below, lower net interest income, lower releases in the provision for credit losses and lower other revenues which reflect the non-recurrence of gains recorded in the prior year on the sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares").
In October 2018, HSBC North America and certain subsidiaries reached an agreement with the U.S. Department of Justice ("DOJ'") to resolve the DOJ's investigation of their legacy securitization, issuance and underwriting of residential mortgage-backed securities issued between 2005 and 2007. Under the terms of the agreement, HSBC North America, without admitting liability or wrongdoing under the Financial Industry Reform, Recovery and Enforcement Act ("FIRREA"), paid to the DOJ in October a $765 million civil monetary penalty, of which $492 million was paid by HUSI and was recorded as a charge to other expenses during the first half of 2018. For additional discussion, see Note 20, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Income before income tax, as reported	$235	$155	$440	$915
Expense related to the settlement of certain mortgage loan legal matters	—	—	507	—
Costs to achieve(1)	—	51	—	159
Gains on sales of Visa Inc. Class B common shares to a third party(2)	—	—	7	(312)
Adjusted performance(3)	$235	$206	$954	$762

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
Excluding the collective impact of the items in the table above, our adjusted performance during the three and nine months ended September 30, 2018 increased $29 million and $192 million, respectively, compared with prior year periods due to higher other revenues driven by higher trading revenue, partially offset by a higher provision for credit losses, higher operating expenses and, in the year-to-date period, lower net interest income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Profit before tax – U.S. GAAP basis	$235	$155	$440	$915
Adjustments:
Expected credit losses / loan impairment	51	5	122	(18)
Loan origination	11	2	13	6
Loans held for sale	(6)	(20)	(15)	(141)
Property	(2)	(2)	(6)	(9)
Litigation expense	1	3	(3)	11
Pension and other postretirement benefit costs	—	1	(2)	8
Structured notes and deposits	—	(46)	—	(69)
Low income housing tax credit investments	1	2	3	5
Other	9	2	17	8
Profit before tax – Group Reporting Basis	$300	$102	$569	$716
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
The adoption of the new accounting guidance on January 1, 2018 on our customer loan portfolio resulted in an increase to our customer loan allowance for ECL of approximately $60 million with a corresponding charge to equity under the Group Reporting Basis. The impact of adoption on the allowance for other financial assets was not significant. The amounts shown in the table above represents the difference in credit loss provision for the periods presented. During the three months ended September 30, 2018, reserve releases were recorded under the Group Reporting Basis due primarily to a reduction of ECL associated with oil and gas clients while a provision for credit losses was recorded under U.S. GAAP as reserve releases driven by paydowns, sales and maturities were more than offset by the impact of downgrades, which was more pronounced under U.S. GAAP due to the

HSBC USA Inc.

longer loss emergence period, as well as a provision under U.S. GAAP for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio. In the year-to-date period, reserve releases were recorded under both the Group Reporting Basis and U.S. GAAP, though the releases were higher under the Group Reporting Basis. The higher reserve releases under the Group Reporting Basis were primarily due to releases associated with a single client relationship driven by improvements in credit conditions which resulted in reclassification from 'stage 2' (which requires a lifetime ECL estimate) to 'stage 1' (which requires a 12-month ECL estimate) and other modeling factors as well as a reduction of ECL associated with oil and gas clients. In addition, reserve releases driven by paydowns, sales and maturities were partially offset by the impact of downgrades, which was more pronounced under U.S. GAAP due to the longer loss emergence period, as well as a provision under U.S. GAAP for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio.
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

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund our balance sheet, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at September 30, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	September 30, 2018	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$26,321	$(18,569)	(41.4)%
Loans, net	66,221	(5,661)	(7.9)
Loans held for sale	392	(323)	(45.2)
Trading assets	26,556	10,406	64.4
Securities	46,218	1,541	3.4
All other assets	8,294	(627)	(7.0)
	$174,002	$(13,233)	(7.1)%
Period end liabilities and equity:
Total deposits	$112,090	$(6,612)	(5.6)%
Trading liabilities	3,948	(931)	(19.1)
Short-term borrowings	4,793	143	3.1
Long-term debt	29,516	(5,450)	(15.6)
Interest, taxes and other liabilities	3,655	(289)	(7.3)
Total equity	20,000	(94)	(.5)
	$174,002	$(13,233)	(7.1)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2017 due to a redeployment of surplus liquidity in the short term to precious metal inventory positions which are included in trading assets, a decline in client deposits and the repayment of long-term debt that matured during the first nine months of 2018. These decreases were partially offset by the impact of a $5.0 billion overnight loan to an affiliate that was outstanding at year-end, as the wire process from the affiliate to settle daily activity failed. This loan was repaid in early January.

HSBC USA Inc.

Loans, Net  The following table summarizes our loan balances at September 30, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	September 30, 2018	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$11,882	$1,349	12.8%
Business and corporate banking	12,731	227	1.8
Global banking(1)	18,672	(1,416)	(7.0)
Other commercial(2)	3,898	(6,012)	(60.7)
Total commercial	47,183	(5,852)	(11.0)
Consumer loans:
Residential mortgages	17,376	103.6
Home equity mortgages	1,027	(164)	(13.8)
Credit cards	907	186	25.8
Other consumer	263	(80)	(23.3)
Total consumer	19,573	45.2
Total loans	66,756	(5,807)	(8.0)
Allowance for credit losses	535	(146)	(21.4)
Loans, net	$66,221	$(5,661)	(7.9)%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)	Includes loans to HSBC affiliates which totaled $1,557 million and $6,750 million at September 30, 2018 and December 31, 2017, respectively.
Commercial loans decreased as compared with December 31, 2017 largely reflecting the impact of a $5.0 billion overnight loan to an affiliate that was outstanding at year-end and was repaid in early January as discussed above and, to a lesser extent, paydowns, sales and maturities exceeding loan growth due to new business activity. The trend in commercial non-affiliate loans primarily reflects decreases in the diversified financial, energy and pharmaceutical industries, partially offset by growth in the real estate and telecommunication industries.
Consumer loans were flat compared with December 31, 2017 as an increase in credit card receivables reflecting growth in customer activity driven by new product promotions which are targeted beyond our current customer base and higher residential mortgage loans which we continue to target towards our Premier and Advance customer relationships were largely offset by a continued decline in home equity mortgages due to net paydowns as our focus continues to shift towards residential mortgage loans and lower other consumer loans.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	September 30, 2018		December 31, 2017
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.4%	93.2%	97.6%	89.8%
80% < LTV < 90%	1.1	4.9	1.6	6.6
90% < LTV < 100%	.3	1.4	.5	2.6
LTV > 100%	.2	.5	.3	1.0
Average LTV for portfolio	49.3	49.6	51.0	52.4

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

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at June 30, 2018 and September 30, 2017, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at September 30, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	September 30, 2018	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$24	$(91)	(79.1)%
Global banking	253	(280)	(52.5)
Total commercial	277	(371)	(57.3)
Consumer loans:
Residential mortgages	60	54	*
Other consumer	55	(6)	(9.8)
Total consumer	115	48	71.6
Total loans held for sale	$392	$(323)	(45.2)%

*	Percentage change is greater than 100 percent.
Commercial loans held for sale decreased compared with December 31, 2017. Commercial loans held for sale primarily consists of certain loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $242 million and $471 million at September 30, 2018 and December 31, 2017, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $35 million and $62 million at September 30, 2018 and December 31, 2017, respectively.
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
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $4 million and $5 million at September 30, 2018 and December 31, 2017, respectively. The valuation allowance on commercial loans held for sale was $4 million and $10 million at September 30, 2018 and December 31, 2017, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at September 30, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	September 30, 2018	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$13,467	$3,316	32.7%
Precious metals	9,945	7,671	*
Derivatives, net(2)	3,144	(581)	(15.6)
	$26,556	$10,406	64.4%
Trading liabilities:
Securities sold, not yet purchased	$1,605	$(117)	(6.8)%
Payables for precious metals	—	(524)	(100.0)
Derivatives, net(3)	2,343	(290)	(11.0)
	$3,948	$(931)	(19.1)%

*	Percentage change is greater than 100 percent.

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At September 30, 2018 and December 31, 2017, the fair value of derivatives included in trading assets has been reduced by $2,563 million and $3,423 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At September 30, 2018 and December 31, 2017, the fair value of derivatives included in trading liabilities has been reduced by $3,405 million and $3,680 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Trading securities balances increased compared with December 31, 2017 due to increases in foreign sovereign, U.S. Treasury and equity positions. Trading securities positions are held as economic hedges of interest rate, credit and, beginning in 2018, equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were lower compared with December 31, 2017 driven by a decrease in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2017 due to increases in our own gold and silver inventory positions due primarily to a redeployment of surplus liquidity in the short term which is economically hedged with derivative positions to protect against changes in market pricing and, to a lesser extent, an increase in positions held as hedges for client activity. These increases were partially offset by lower spot prices. Payables for precious metals were lower reflecting a decline in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2017 mainly from market movements which resulted in lower valuations of interest rate and foreign exchange derivatives, partially offset by higher valuations of commodity, credit and equity derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were higher compared with December 31, 2017 driven by net purchases of U.S. Government sponsored mortgage-backed and foreign sovereign securities, partially offset by net sales of U.S. Treasury and other asset-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. In addition, as discussed more fully in Note 21, “New Accounting Pronouncements,” the adoption of new accounting guidance resulted in a reclassification of certain equity investments to other assets as of January 1, 2018.
All Other Assets  All other assets includes, among other items, properties and equipment, net and goodwill. All other assets decreased compared with December 31, 2017 due primarily to lower derivative balances associated with economic hedging activities. This decrease was partially offset by the impact of the adoption of new accounting guidance related to equity investments as discussed above as well as higher outstanding settlement balances related to security sales.

HSBC USA Inc.

During the third quarter of 2018, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts, with the fair value of each reporting unit being 159 percent or more of book value, including allocated goodwill.
Deposits  The following table summarizes deposit balances by major depositor categories at September 30, 2018 and increases (decreases) since December 31, 2017:

		Increase (Decrease) From
		December 31, 2017
	September 30, 2018	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$95,166	$(9,003)	(8.6)%
Domestic and foreign banks	13,564	2,693	24.8
U.S. government and states and political subdivisions	586	(37)	(5.9)
Foreign governments and official institutions	2,726	360	15.2
Deposits held for sale(1)	48	(625)	(92.9)
Total deposits	$112,090	$(6,612)	(5.6)%
Total core deposits(2)	$89,297	$(9,203)	(9.3)%

(1)	Represents deposits associated with the sale of a portion of our Private Banking business. No lower of cost or fair value adjustment was required as a result of the transfer to held for sale.

(2)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Total deposits decreased compared with December 31, 2017 largely due to lower commercial demand and savings deposits driven by a large deposit outflow associated with a client that was acquired by another company during the third quarter, the impact of seasonality as clients managed their cash needs at year-end and volatility reflecting the impact of competitive pressures in a rising interest rate environment. Also contributing to the decrease in total deposits compared with December 31, 2017 were lower retail savings deposits driven primarily by the attrition of balances associated with previous promotional rate campaigns as well as lower Private Banking deposits reflecting the impact of the client referral agreement with UBS Wealth Management Americas ("UBS"). These decreases were partially offset by higher deposits from affiliates and higher wholesale time deposits. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a comprehensive banking and wealth management proposition for the internationally minded mass affluent customer with a dedicated premier relationship manager. Total Premier deposits decreased to $22,691 million at September 30, 2018 compared with $25,726 million at December 31, 2017 as new balance growth was more than offset by the attrition discussed above; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings were slightly higher compared with December 31, 2017 as an increase in commercial paper outstanding was largely offset by a decrease in securities sold under repurchase agreements.
Long-Term Debt  Long-term debt decreased compared with December 31, 2017 as the impact of debt issuances were more than offset by debt retirements. Debt issuances during the three and nine months ended September 30, 2018 totaled $1,051 million and $3,729 million, respectively, of which $361 million and $871 million, respectively, was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $2,858 million of senior structured notes during the nine months ended September 30, 2018. Total long-term debt outstanding under this shelf was $16,271 million and $21,387 million at September 30, 2018 and December 31, 2017, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $871 million during the nine months ended September 30, 2018. Total debt outstanding under this program was $4,341 million and $4,117 million at September 30, 2018 and December 31, 2017, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $3,100 million at both September 30, 2018 and December 31, 2017.

HSBC USA Inc.

Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities decreased compared with December 31, 2017 due primarily to declines in derivative balances associated with hedging activities, tax liabilities and accrued interest payable. These decreases were partially offset by higher reserves for legal matters and higher outstanding settlement balances related to security purchases.

Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2018 Compared to 2017 Increase (Decrease)
Three Months Ended September 30,	2018	Volume	Rate	2017
	(dollars are in millions)
Interest income:
Short-term investments	$164	$(123)	$84	$203
Trading securities	54	16	(9)	47
Securities	292	2	59	231
Commercial loans	470	(17)	116	371
Consumer loans	189	1	7	181
Other	19	2	3	14
Total interest income	1,188	(119)	260	1,047
Interest expense:
Deposits	283	(13)	108	188
Short-term borrowings	45	(33)	39	39
Long-term debt	291	(50)	85	256
Tax liabilities and other	10	—	6	4
Total interest expense	629	(96)	238	487
Net interest income	$559	$(23)	$22	$560

Yield on total interest earning assets	3.04%			2.35%
Cost of total interest bearing liabilities	2.03			1.35
Interest rate spread	1.01			1.00
Benefit from net non-interest paying funds(1)	.42			.26
Net interest margin on average earning assets	1.43%			1.26%

HSBC USA Inc.

		2018 Compared to 2017 Increase (Decrease)
Nine Months Ended September 30,	2018	Volume	Rate	2017
	(dollars are in millions)
Interest income:
Short-term investments	$479	$(261)	$225	$515
Trading securities	156	39	(46)	163
Securities	823	(47)	155	715
Commercial loans	1,336	(81)	292	1,125
Consumer loans	558	(6)	16	548
Other	57	14	5	38
Total interest income	3,409	(342)	647	3,104
Interest expense:
Deposits	763	(39)	295	507
Short-term borrowings	121	(47)	74	94
Long-term debt	831	(124)	206	749
Tax liabilities and other	28	6	7	15
Total interest expense	1,743	(204)	582	1,365
Net interest income	$1,666	$(138)	$65	$1,739

Yield on total interest earning assets	2.87%			2.28%
Cost of total interest bearing liabilities	1.83			1.27
Interest rate spread	1.04			1.01
Benefit from net non-interest paying funds(1)	.36			.27
Net interest margin on average earning assets	1.40%			1.28%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

Net interest income was relatively flat during the three months ended September 30, 2018 and decreased in the year-to-date period. Higher market rates resulted in higher interest income from short-term investments, securities and loans which was partially offset by higher deposit, short-term borrowings and long-term debt interest expense in both periods. The favorable net impact of higher market rates were offset in the three-month period and more than offset in the year-to-date period by lower interest income from the impact of lower average short-term investment and loan balances, partially offset by lower interest expense from the impact of lower average deposit, short-term borrowings and long-term debt balances.
Short-term investments Interest income decreased during the three and nine months ended September 30, 2018 due to lower average balances, partially offset by higher yields earned on these investments.
Trading securities Interest income was higher during the three months ended September 30, 2018 due primarily to an increase in lower yielding foreign sovereign positions which resulted in higher average balances, partially offset by lower yields. In the year-to-date period, interest income was lower due to a shift in mix driven by a decrease in higher yielding corporate bond positions and an increase in lower yielding foreign sovereign positions which resulted in lower yields, partially offset by higher average balances. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our clients. As a result, interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income increased during the three and nine months ended September 30, 2018 due to higher yields. The increase was partially offset in the year-to-date period by lower average balances driven by net sales of U.S. Treasury and U.S. Government sponsored mortgage-backed securities, partially offset by net purchases of U.S. Government agency mortgage-backed and foreign sovereign securities.
Commercial loans Interest income was higher during the three and nine months ended September 30, 2018 due to higher yields driven by rate increases on variable rate products, partially offset by lower average balances due to paydowns, sales and maturities exceeding loan growth from new business activity.

HSBC USA Inc.

Consumer loans Interest income increased during the three and nine months ended September 30, 2018 due primarily to higher yields on residential mortgages. The increase was partially offset in the year-to-date period by lower average balances driven by the impact of residential mortgage loan sales in the prior year.
Other Higher interest income during the three and nine months ended September 30, 2018 reflects higher average balances as well as higher yields on cash collateral posted.
Deposits Interest expense increased during the three and nine months ended September 30, 2018 due primarily to higher rates paid reflecting the impact of rate increases on wholesale deposits and promotional rates offered to our retail customers on savings accounts and certificates of deposits. This increase was partially offset by lower average interest-bearing deposit balances driven by lower deposits from affiliates, lower retail savings deposits driven primarily by the attrition of balances associated with previous promotional rate campaigns, lower deposits in Private Banking reflecting the impact of the client referral agreement with UBS as well as a decline in wholesale time deposits.
Short-term borrowings Higher interest expense during the three and nine months ended September 30, 2018 was due to higher rates paid on these borrowings, partially offset by lower average borrowings.
Long-term debt Interest expense was higher during the three and nine months ended September 30, 2018 due to higher rates paid reflecting the impact of rate increases on variable rate borrowings and new issuances, partially offset by lower average borrowings.
Tax liabilities and other Interest expense increased during the three and nine months ended September 30, 2018 driven by higher rates paid on securities sold, not yet repurchased and, in the year-to-date period, higher average balances.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$24	$(1)	$25	*
Business and corporate banking	9	(9)	18	*
Global banking	(16)	(21)	5	23.8%
Other commercial	(4)	(1)	(3)	*
Total commercial	13	(32)	45	*
Consumer:
Residential mortgages	(5)	4	(9)	*
Home equity mortgages	(1)	(2)	1	50.0
Credit cards	14	8	6	75.0
Other consumer	(1)	—	(1)	*
Total consumer	7	10	(3)	(30.0)
Total provision for credit losses	$20	$(22)	$42	*
Provision as a percentage of average loans	.1%	(.1)%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$30	$(9)	$39	*
Business and corporate banking	(52)	(56)	4	7.1
Global banking	(90)	(60)	(30)	(50.0)
Other commercial	(3)	1	(4)	*
Total commercial	(115)	(124)	9	7.3
Consumer:
Residential mortgages	(19)	(4)	(15)	*
Home equity mortgages	(2)	(8)	6	75.0
Credit cards	39	17	22	*
Other consumer	1	(1)	2	*
Total consumer	19	4	15	*
Total provision for credit losses	$(96)	$(120)	$24	20.0%
Provision as a percentage of average loans	(.2)%	(.2)%

*	Percentage change is greater than 100 percent.
Our provision for credit losses increased $42 million during the three months ended September 30, 2018 driven by an increased provision for credit losses in our commercial loan portfolio. In the year-to-date period, our provision for credit losses increased $24 million due to an increased provision for credit losses in our consumer loan portfolio and lower releases in the provision for credit losses in our commercial loan portfolio. During the three months ended September 30, 2018, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $4 million. In the year-to-date period, we decreased our allowance for credit losses as the provision for credit losses was lower than net charge-offs by $146 million.
The provision for credit losses in our commercial loan portfolio increased $45 million during the three months ended September 30, 2018. While both years reflected releases in credit loss reserves driven by paydowns, sales and maturities, the releases in the current year period were more than offset by higher provisions for downgrades reflecting weakness in the financial condition of certain clients as well as a higher provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio. In the year-to-date period, releases in the commercial provision for credit losses were lower by $9 million. While both years reflected continued improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as we continued to focus efforts on improving returns as well as improvements in credit conditions associated with certain client relationships, the releases in the current year period were partially offset by a higher provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio, an update to the loss emergence period factors and higher provisions for downgrades reflecting weakness in the financial condition of certain clients.
The provision for credit losses on residential mortgages and home equity mortgages decreased $8 million and $9 million during the three and nine months ended September 30, 2018, respectively, driven by continued improvements in economic and credit conditions, including lower dollars of delinquency on accounts less than 180 days contractually delinquent.
The provision for credit losses associated with credit cards and other consumer loans increased $5 million and $24 million during the three and nine months ended September 30, 2018, respectively, due to a higher provision for credit losses in credit cards reflecting growth in customer activity driven by new product promotions as previously discussed and higher dollars of delinquency.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Credit card fees, net	$12	$12	$—	—
Trust and investment management fees	31	39	(8)	(20.5)
Other fees and commissions	171	167	4	2.4
Trading revenue	154	81	73	90.1
Other securities gains (losses), net	(5)	5	(10)	*
Servicing and other fees from HSBC affiliates(1)	103	77	26	33.8
Residential mortgage banking expense	(2)	(4)	2	50.0
Gain on instruments designated at fair value and related derivatives	29	7	22	*
Other income (loss):
Valuation of loans held for sale	1	3	(2)	(66.7)
Insurance	3	4	(1)	(25.0)
Miscellaneous income (loss)	(11)	2	(13)	*
Total other income (loss)	(7)	9	(16)	*
Total other revenues	$486	$393	$93	23.7%

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(in millions)
Credit card fees, net	$38	$37	$1	2.7%
Trust and investment management fees	103	116	(13)	(11.2)
Other fees and commissions	515	492	23	4.7
Trading revenue	509	222	287	*
Other securities gains (losses), net	10	29	(19)	(65.5)
Servicing and other fees from HSBC affiliates(1)	289	272	17	6.3
Residential mortgage banking expense	(4)	(8)	4	50.0
Gain on instruments designated at fair value and related derivatives	63	40	23	57.5
Other income (loss):
Valuation of loans held for sale	5	17	(12)	(70.6)
Insurance	9	11	(2)	(18.2)
Gains on sales of Visa Class B Shares to a third party	—	312	(312)	(100.0)
Miscellaneous income (loss)	(1)	4	(5)	*
Total other income (loss)	13	344	(331)	(96.2)
Total other revenues	$1,536	$1,544	$(8)	(.5)%

*	Percentage change is greater than 100 percent.

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

Credit card fees, net  Credit card fees, net was flat during the three and nine months ended September 30, 2018 as higher interchange fees were offset by higher cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees decreased during the three and nine months ended September 30, 2018 due to lower assets under management in Private Banking reflecting the impact of the client referral agreement with UBS as well as a decrease in assets under management in retail fixed income funds.
Other fees and commissions Other fees and commissions increased during the three and nine months ended September 30, 2018 due to higher credit facilities fees driven by increased fees from loan commitments, standby letters of credit and, in the year-to-

HSBC USA Inc.

date period, loan syndication. These increases were partially offset in both periods by lower custody fees. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.
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

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)	$34	$(28)	$62	*
Foreign Exchange	40	51	(11)	(21.6)
Metals	66	53	13	24.5
Balance Sheet Management	7	6	1	16.7
Global Banking	2	(1)	3	*
Other trading	5	—	5	*
Total trading revenue	$154	$81	$73	90.1%

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(in millions)
Business Activities:
Derivatives(1)	$93	$(79)	$172	*
Foreign Exchange	157	151	6	4.0
Metals	232	136	96	70.6
Balance Sheet Management	20	16	4	25.0
Global Banking	(2)	(2)	—	—
Other trading	9	—	9	*
Total trading revenue	$509	$222	$287	*

*	Percentage change is greater than 100 percent.

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

Trading revenue increased during the three and nine months ended September 30, 2018 largely driven by the improved performance of Derivatives and Metals.
Trading revenue from Derivatives improved during the three and nine months ended September 30, 2018 due primarily to improved performance in Rates driven by emerging markets products, favorable debit valuation adjustments associated with movements in our own credit spreads and favorable valuation adjustments on our legacy structured credit products. These improvements were partially offset by underperformance in Credit and Equities and, in the year-to-date period, the non-recurrence of a gain of approximately $11 million recorded during the second quarter of 2017 related to the unwind of one of our unconsolidated variable interest entities ("VIEs"). Derivatives trading revenue does not reflect associated net interest income as certain derivatives, such as total return swaps, were economically hedged by holding the underlying interest bearing referenced assets.
Foreign Exchange trading revenue decreased during the three months ended September 30, 2018 reflecting the impact of market conditions. In the year-to-date period, Foreign Exchange trading revenue was higher driven by increased client trading activity.
Metals trading revenue was higher during the three and nine months ended September 30, 2018 due to increased client trading activity and, in the year-to-date period, increased activity associated with a redeployment of surplus liquidity in the short term to Metals.

HSBC USA Inc.

Trading revenue related to Balance Sheet Management activities was flat during the three months ended September 30, 2018 and increased in the year-to-date period due to the improved performance of economic hedge positions used to manage interest rate risk.
Global Banking trading revenue improved during the three months ended September 30, 2018 and was flat in the year-to-date period. The improvement in the three-month period was due primarily to a lower valuation reserve on credit default swap economic hedge positions.
Other trading revenue during the three and nine months ended September 30, 2018 reflects gains from a total return swap position used to economically hedge the periodic payments made under the swap agreements we entered into in conjunction with the sales of Visa Class B Shares. Changes in fair value of the swap agreements between periods are recognized in other income (loss).
Other securities gains (losses), net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and nine months ended September 30, 2018, we sold $736 million and $3,346 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities compared with sales of $2,286 million and $12,620 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. Other securities gains (losses), net decreased during the three months ended September 30, 2018 largely due to the sale of U.S. Treasury securities which resulted in losses in the current year period compared with gains in the prior year period. In the year-to-date period, other securities gains (losses), net decreased reflecting the impact of lower sales activity associated with balancing the securities portfolio for risk management purposes. The gross realized gains and losses from sales of securities, which is included as a component of other securities gains (losses), net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates increased during the three and nine months ended September 30, 2018 driven by higher cost reimbursements associated with wealth management activities performed on behalf of HSBC Markets (USA) Inc. ("HMUS"), higher cost reimbursements associated with trading activities performed on behalf of HSBC Bank plc, higher fee income associated with trading activity booked on the balance sheets of other HSBC affiliates and, in the year-to-date period, approximately $10 million of cost reimbursements recorded in the current year reflecting the impact of entering into an agreement with HSBC in December 2017 under which they reimburse us for costs associated with enhancing the HSBC Group's digital banking platform. These increases were partially offset by lower fees due to the transfer of certain operational support staff from HSBC Bank USA to HSBC Technology & Services (USA) ("HTSU") support services as discussed below as well as the non-recurrence of fees received from HSBC Finance Corporation ("HSBC Finance") in the prior year, including fees associated with residential mortgage servicing activities performed prior to the completion of its receivable sales program and, in the year-to-date period, $28 million of loan prepayment fees.
Residential mortgage banking expense  Residential mortgage banking expense decreased during the three and nine months ended September 30, 2018 due to lower losses associated with the execution of certain Community Reinvestment Act activities and, in the year-to-date period, an early termination fee received from PHH Mortgage during the first quarter of 2018.
Gain on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain of our own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial liabilities for which fair value option accounting has been elected. Gain on instruments designated at fair value and related derivatives was higher during the three and nine months ended September 30, 2018 attributable primarily to favorable movements related to the economic hedging of interest rate and other risks within our own debt and structured notes as well as favorable fair value adjustments on loans. These increases were partially offset in the year-to-date period by unfavorable movements related to the economic hedging of interest rate and other risks within our structured deposits and unfavorable fair value adjustments on securities purchased under resale agreements. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Beginning in late 2016 and into 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. The portion of these shares sold during the nine months ended September 30, 2017 resulted in net pre-tax gains of approximately $312 million. Excluding this item from the year-to-date period, other income (loss) remained lower during the three and nine months ended September 30, 2018 due primarily to the non-recurrence of gains of $6 million and $48 million recorded from the sale of certain residential mortgages during the three and nine months ended September 30, 2017, respectively, the non-recurrence of an $8 million gain recorded associated with the sale of a portion of our Private Banking business during the third quarter of 2017, lower valuation gains on loans held for sale and, in the year-to-date period, a loss of $7 million recorded during the second quarter of 2018 related to a change in the Visa Class B Share conversion rate announced by Visa as a result of the outstanding litigation for which we retained the associated risk. These decreases were partially offset by higher income associated with fair value hedge ineffectiveness and, in the year-to-date period, lower losses associated with credit default swap protection which largely reflects the hedging of a single client relationship.

HSBC USA Inc.

Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$208	$268	$(60)	(22.4)%
Support services from HSBC affiliates:(1)
Fees paid to HTSU	301	277	24	8.7
Fees paid to HMUS	22	30	(8)	(26.7)
Fees paid to other HSBC affiliates	76	71	5	7.0
Total support services from HSBC affiliates	399	378	21	5.6
Occupancy expense, net(1)	49	50	(1)	(2.0)
Other expenses:
Equipment and software	17	13	4	30.8
Marketing	24	16	8	50.0
Outside services	12	21	(9)	(42.9)
Professional fees	25	28	(3)	(10.7)
Off-balance sheet credit reserves	3	7	(4)	(57.1)
Federal Deposit Insurance Corporation ("FDIC") assessment fees	29	26	3	11.5
Expense related to legal matters	3	—	3	*
Miscellaneous	21	13	8	61.5
Total other expenses	134	124	10	8.1
Total operating expenses	$790	$820	$(30)	(3.7)%
Personnel - average number	4,787	5,810
Efficiency ratio	75.6%	86.0%

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$627	$789	$(162)	(20.5)%
Support services from HSBC affiliates:(1)
Fees paid to HTSU	909	872	37	4.2
Fees paid to HMUS	78	90	(12)	(13.3)
Fees paid to other HSBC affiliates	228	199	29	14.6
Total support services from HSBC affiliates	1,215	1,161	54	4.7
Occupancy expense, net(1)	137	152	(15)	(9.9)
Other expenses:
Equipment and software	44	37	7	18.9
Marketing	85	45	40	88.9
Outside services	44	63	(19)	(30.2)
Professional fees	70	69	1	1.4
Off-balance sheet credit reserves	(12)	(13)	1	7.7
FDIC assessment fees	91	106	(15)	(14.2)
Expense related to legal matters	513	26	487	*
Miscellaneous	44	53	(9)	(17.0)
Total other expenses	879	386	493	*
Total operating expenses	$2,858	$2,488	$370	14.9%
Personnel - average number	4,782	5,791
Efficiency ratio	89.3%	75.8%

HSBC USA Inc.

*	Percentage change is greater than 100 percent.

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

Prior to 2018, costs to achieve, which reflected transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015, were a significant component of total operating expenses. Costs to achieve primarily consisted of project cost support service charges from HTSU, lease termination and associated expenses, professional fees and severance costs. Excluding costs to achieve, total operating expenses increased $21 million and $529 million during the three and nine months ended September 30, 2018, respectively. The following table presents costs to achieve by financial statement line item:

Three Months Ended September 30,	2017
(in millions)
Salaries and employee benefits	$6
Support services from HSBC affiliates	31
Occupancy expense, net	7
Other expenses	7
Total operating expenses	$51

Nine Months Ended September 30,	2017
(in millions)
Salaries and employee benefits	$14
Support services from HSBC affiliates	98
Occupancy expense, net	26
Other expenses	21
Total operating expenses	$159
Salaries and employee benefits  Salaries and employee benefits decreased during the three and nine months ended September 30, 2018 due primarily to lower expense reflecting the impact of transferring certain operational support staff from HSBC Bank USA to HTSU support services in January 2018 in order to comply with certain banking reforms. The decrease in salaries and employee benefits also reflects lower incentive compensation expense, the non-recurrence of costs to achieve recorded in the prior year periods as discussed above, lower pension expense driven primarily by the impact of the lump-sum settlement offer completed during the fourth quarter of 2017, the non-recurrence of expense recorded in the prior year periods related to staff performing residential mortgage serving activities on behalf of HSBC Finance prior to the completion of its receivable sales program and, in the year-to-date period, lower expense associated with long-term disability medical benefits. These decreases were partially offset by the addition of personnel associated with growth initiatives in certain businesses.
Support services from HSBC affiliates  Support services from HSBC affiliates increased during the three and nine months ended September 30, 2018 due primarily to higher expense associated with certain operational support staff which were transferred from HSBC Bank USA to HTSU support services as discussed above as well as increased costs associated with our investment to improve and modernize our legacy business systems. These increases were partially offset by the favorable impact of cost management efforts in our technology and support service functions and the non-recurrence of costs to achieve recorded in the prior year periods as discussed above. A summary of the activities charged to us from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense was flat during the three months ended September 30, 2018 and decreased in the year-to-date period as the non-recurrence of costs to achieve recorded in the prior year periods as discussed above was offset in the three-month period and partially offset in the year-to-date period by higher rent expense, increased maintenance costs and the impact of extending the lease of our 452 Fifth Avenue property, including the 1 W. 39th Street building. The sale and leaseback of our 452 Fifth Avenue property in 2010 resulted in a gain which is deferred and was being recognized over the lease term (which was ten years) due to our continuing involvement. During the second quarter of 2017, we extended the lease for an additional five years as well as the amortization of the deferred gain to reflect the new lease term.
Other expenses  Other expenses were higher during the three and nine months ended September 30, 2018 due to higher expense related to legal matters, including expense in the current year-to-date period related to the settlement of a mortgage securitization matter, as well as higher marketing expense, higher operational losses largely associated with certain mortgage servicing advances

HSBC USA Inc.

in the current year and higher losses associated with card fraud. These increases were partially offset by higher levels of expense capitalization related to internally developed software, the non-recurrence of costs to achieve recorded in the prior year periods, lower outside services expense and, in the year-to-date period, lower deposit insurance assessment fees. For additional discussion of the mortgage securitization legal matter, see Note 20, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements.
Efficiency ratio  Our efficiency ratio improved during the three months ended September 30, 2018 due to lower operating expenses and higher other revenues as discussed in detail above. In the year-to-date period, our efficiency ratio was higher due to higher operating expenses, lower net interest income and lower other revenues as discussed in detail above.
Income tax expense The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended September 30,	2018		2017
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$49	21.0%	$54	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	10	4.3	4	2.6
Non-deductible FDIC assessment fees	1.4		—	—
Other non-deductible / non-taxable items	2.9		1.6
Items affecting prior periods(1)	(1)	(.4)	(2)	(1.3)
Low income housing and other tax credit investments	(2)	(.9)	(4)	(2.6)
Other	(1)	(.6)	8	5.2
Provision for income taxes	$58	24.7%	$61	39.4%

Nine Months Ended September 30,	2018		2017
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$92	21.0%	$320	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	35	8.0	25	2.7
Non-deductible FDIC assessment fees	20	4.5	—	—
Other non-deductible / non-taxable items(2)	107	24.3	3.3
Items affecting prior periods(1)	(18)	(4.1)	(11)	(1.2)
Low income housing and other tax credit investments	(4)	(.9)	(16)	(1.7)
Stock based compensation	(1)	(.2)	(10)	(1.1)
Other	1.1		10	1.1
Provision for income taxes	$232	52.7%	$321	35.1%

(1)
For 2018, the amounts primarily relate to revaluation of certain deferred tax assets due to tax return adjustments and the Federal tax rate legislation change. For 2017, the amounts relate to the impact of State tax rate adjustments on deferred tax assets and changes in tax credits as a result of filing the 2016 Federal income tax return.

(2)	For the nine months ended September 30, 2018, the amount primarily relates to the accrual of non-deductible expense related to legal matters.
In December 2017, the Tax Cuts and Jobs Act ("Tax Legislation") was enacted which reduced the Federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The Tax Legislation also contained other complex provisions, such as the Base Erosion and Anti-Abuse Tax ("BEAT"), which may have a material impact in future periods on income tax expense and taxes payable for the HSBC North America consolidated tax group, of which we are a member. We continue to evaluate the BEAT provisions and their potential impact, which is currently uncertain and will depend on future tax regulatory guidance, actions HSBC North America or its affiliates may take as a result of the Tax Legislation and the future earnings of HUSI and other subsidiaries of HSBC North America. Although our analysis is ongoing and could change depending upon the factors discussed above, we currently do not anticipate a material impact on our financial position or results of operations from the BEAT.

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
During the first nine months of 2018, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service which offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent customer in the initial stages of wealth accumulation. In addition, we have experienced higher credit card receivables reflecting growth in customer activity driven by new product promotions which are targeted beyond our current customer base.

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$223	$231	$(8)	(3.5)%
Other operating income(1)	75	65	10	15.4
Total operating income(2)	298	296	2.7
Expected credit losses / loan impairment charges	10	11	(1)	(9.1)
Net operating income	288	285	3	1.1
Operating expenses(1)	317	292	25	8.6
Profit (loss) before tax	$(29)	$(7)	$(22)	*

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$664	$665	$(1)	(.2)%
Other operating income(1)	239	451	(212)	(47.0)
Total operating income(2)	903	1,116	(213)	(19.1)
Expected credit losses / loan impairment charges	16	17	(1)	(5.9)
Net operating income	887	1,099	(212)	(19.3)
Operating expenses(1)	983	865	118	13.6
Profit (loss) before tax	$(96)	$234	$(330)	*

*	Percentage change is greater than 100 percent.

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased both RBWM other operating income and RBWM operating expenses $11 million and $35 million during the three and nine months ended September 30, 2017, respectively. See Note 14, "Related Party Transactions," for additional information.

(2)	The following table summarizes the impact of key activities on the total operating income of our RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$175	$168	$7	4.2%
Mortgages, credit cards and other personal lending	56	64	(8)	(12.5)
Wealth and asset management products(3)	26	42	(16)	(38.1)
Retail business banking and other(3)	41	22	19	86.4
Total operating income	$298	$296	$2.7%

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$518	$467	$51	10.9%
Mortgages, credit cards and other personal lending	172	210	(38)	(18.1)
Wealth and asset management products(3)	85	130	(45)	(34.6)
Retail business banking and other(3)(4)	128	309	(181)	(58.6)
Total operating income	$903	$1,116	$(213)	(19.1)%

(3)
In 2018, we began reporting cost reimbursements associated with activities performed on behalf of other HSBC affiliates in Retail business banking and other. As a result, we reported $24 million and $72 million of cost reimbursements in Retail business banking and other during the three and nine months ended September 30, 2018, respectively, that previously would have been reported in Wealth and asset management products.

(4)
During the nine months ended September 30, 2017, Retail business banking and other reflects gains on the sales of Visa Class B Shares of approximately $312 million and a loss on the sale of certain partially charged-off residential mortgages as discussed below.

Our RBWM segment reported higher loss before tax during the three months ended September 30, 2018 due primarily to higher operating expenses and lower net interest income, partially offset by higher other operating income. During the nine months ended

HSBC USA Inc.

September 30, 2018, our RBWM segment reported a loss before tax compared with a profit before tax during the nine months ended September 30, 2017 primarily due to lower other operating income driven by the non-recurrence of net pre-tax gains of approximately $312 million recorded from the sales of Visa Class B Shares in the prior year as well as higher operating expenses.
Net interest income decreased during the three months ended September 30, 2018 largely due to lower net interest income from lending driven by a continued decline in home equity mortgages and lower spreads, partially offset by higher net interest income from deposits driven by improved spreads. In the year-to-date period, net interest income was relatively flat as lower net interest income from lending reflecting the impact of loan sales in the prior year and a continued decline in home equity mortgages was offset by higher net interest income from deposits driven by improved spreads.
Excluding the gains on the sales of Visa Class B Shares as discussed above, other operating income increased during the three and nine months ended September 30, 2018 due to higher cost reimbursements associated with wealth management activities performed on behalf of HMUS and, in the year-to-date period, the non-recurrence of a loss of $73 million recorded during the first quarter of 2017 on the sale of certain partially charged-off residential mortgages and approximately $10 million of cost reimbursements recorded in the current year reflecting the impact of entering into an agreement with HSBC in December 2017 under which they reimburse us for costs associated with enhancing the HSBC Group's digital banking platform. These increases were partially offset in the year-to-date period by a loss of $7 million recorded during the second quarter of 2018 related to a change in the Visa Class B Share conversion rate announced by Visa as a result of the outstanding litigation for which we retained the associated risk.
Expected credit losses were relatively flat during the three and nine months ended September 30, 2018 as higher loss estimates in credit cards reflecting growth in customer activity driven by new product promotions as discussed above was offset by lower loss estimates in residential mortgages driven by continued improvements in economic and credit conditions. In addition, the current year periods reflect the impact of adopting IFRS 9.
Operating expenses increased during the three and nine months ended September 30, 2018 due to higher marketing expense largely driven by new product promotions in credit cards, higher expense related to the addition of personnel associated with growth initiatives, higher operational losses largely associated with certain mortgage servicing advances in the current year, higher losses associated with card fraud, higher support service cost allocations from affiliates and, in the year-to-date period, higher legal costs.
Commercial Banking  CMB offers a full range of commercial financial services and tailored solutions to enable clients to grow their businesses, focusing on key markets with high concentrations of international connectivity.
Total quarter-to-date average loans outstanding, including loans held for sale, increased 3 percent as compared with the third quarter of 2017 as we focused efforts on improving returns while growing the business. Total quarter-to-date average deposits outstanding were 3 percent higher as compared with the third quarter of 2017.

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$206	$187	$19	10.2%
Other operating income	56	55	1	1.8
Total operating income(1)	262	242	20	8.3
Expected credit losses / loan impairment charges	(4)	(8)	4	50.0
Net operating income	266	250	16	6.4
Operating expenses	150	142	8	5.6
Profit before tax	$116	$108	$8	7.4%

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$587	$548	$39	7.1%
Other operating income	169	159	10	6.3
Total operating income(1)	756	707	49	6.9
Expected credit losses / loan impairment charges	(50)	(49)	(1)	(2.0)
Net operating income	806	756	50	6.6
Operating expenses	440	422	18	4.3
Profit before tax	$366	$334	$32	9.6%

(1)	The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$113	$109	$4	3.7%
Global Liquidity and Cash Management, current accounts and savings deposits	118	107	11	10.3
Global Trade and Receivables Finance	12	13	(1)	(7.7)
Investment banking products and other	19	13	6	46.2
Total operating income	$262	$242	$20	8.3%

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$330	$326	$4	1.2%
Global Liquidity and Cash Management, current accounts and savings deposits	343	305	38	12.5
Global Trade and Receivables Finance	36	40	(4)	(10.0)
Investment banking products and other	47	36	11	30.6
Total operating income	$756	$707	$49	6.9%
Our CMB segment reported higher profit before tax during the three and nine months ended September 30, 2018 due primarily to higher net interest income and, in the year-to-date period, higher other operating income. These increases were partially offset in both periods by higher operating expenses.
Net interest income increased during the three and nine months ended September 30, 2018 due to the favorable impact of higher loan and deposit balances and improved spreads from rate increases.
Other operating income was flat during the three months ended September 30, 2018 and increased in the year-to-date period due to higher credit facility fees and higher GB&M collaboration revenue.
Expected credit losses reflected lower releases during the three months ended September 30, 2018 and was flat in the year-to-date period. While both years reflected releases in credit loss reserves driven by paydowns, sales and maturities as well as improvements

HSBC USA Inc.

in credit conditions associated with certain client relationships, the releases in the current year three-month period were lower due to higher provisions for downgrades reflecting weakness in the financial condition of certain clients. In addition, the current year periods reflect the impact of adopting IFRS 9.
Operating expenses increased during the three and nine months ended September 30, 2018 due primarily to higher support service cost allocations from affiliates, partially offset by lower staff costs and, in the year-to-date period, lower deposit insurance assessment fees.
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
The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$157	$131	$26	19.8%
Other operating income(1)	195	125	70	56.0
Total operating income(2)	352	256	96	37.5
Expected credit losses / loan impairment charges	(30)	(18)	(12)	(66.7)
Net operating income	382	274	108	39.4
Operating expenses(1)	203	214	(11)	(5.1)
Profit before tax	$179	$60	$119	*

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$457	$439	$18	4.1%
Other operating income(1)	644	436	208	47.7
Total operating income(2)	1,101	875	226	25.8
Expected credit losses / loan impairment charges	(187)	(55)	(132)	*
Net operating income	1,288	930	358	38.5
Operating expenses(1)	628	686	(58)	(8.5)
Profit before tax	$660	$244	$416	*

*	Percentage change is greater than 100 percent.

(1)
During the fourth quarter of 2017, we changed our presentation for certain cost reimbursements that were previously netted as an offset to affiliate expense and began presenting these reimbursements gross in affiliate income. As a result, we have reclassified prior period amounts in order to conform to the current year presentation, which increased both GB&M other operating income and GB&M operating expenses $14 million and $51 million during the three and nine months ended September 30, 2017, respectively. See Note 14, "Related Party Transactions," for additional information.

HSBC USA Inc.

(2)
The following table summarizes the impact of key activities on the total operating income of our GB&M segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Credit	$9	$2	$7	*
Rates	3	15	(12)	(80.0)
Foreign Exchange and Metals	54	59	(5)	(8.5)
Equities	12	10	2	20.0
Total Global Markets	78	86	(8)	(9.3)
Global Banking	83	63	20	31.7
Global Liquidity and Cash Management	127	121	6	5.0
Securities Services	13	15	(2)	(13.3)
Global Trade and Receivables Finance	14	11	3	27.3
Credit and funding valuation adjustments(3)	13	(50)	63	*
Other(4)	24	10	14	*
Total operating income	$352	$256	$96	37.5%

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Credit	$31	$12	$19	*
Rates	21	59	(38)	(64.4)
Foreign Exchange and Metals	226	195	31	15.9
Equities	25	24	1	4.2
Total Global Markets	303	290	13	4.5
Global Banking	264	195	69	35.4
Global Liquidity and Cash Management	386	369	17	4.6
Securities Services	39	38	1	2.6
Global Trade and Receivables Finance	41	36	5	13.9
Credit and funding valuation adjustments(3)	6	(86)	92	*
Other(4)	62	33	29	87.9
Total operating income	$1,101	$875	$226	25.8%

(3)
During the three and nine months ended September 30, 2017, credit and funding valuation adjustments included losses of $46 million and $69 million, respectively, from the fair value movement on structured notes and deposits attributable to our own credit spread.

(4)
Other includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, corporate funding charges and net interest income on capital held in the business and not assigned to products.

Our GB&M segment reported higher profit before tax during the three and nine months ended September 30, 2018 due to higher other operating income, higher releases in expected credit losses, lower operating expenses and higher net interest income.
Credit revenue increased during the three and nine months ended September 30, 2018 due to higher revenue from collateralized financing related activity.
Revenue from Rates decreased during the three and nine months ended September 30, 2018 due to lower revenue from emerging markets products and, in the year-to-date period, lower revenue from interest rate swaps and other rate products.
Foreign Exchange and Metals revenue decreased during the three months ended September 30, 2018 due to lower revenue in Foreign Exchange reflecting the impact of market conditions. In the year-to-date period, Foreign Exchange and Metals revenue was higher due to higher revenue in Metals driven by increased client trading activity.
Equities revenue was relatively flat during the three and nine months ended September 30, 2018.
Global Banking revenue increased during the three and nine months ended September 30, 2018 due to higher income associated with credit default swap protection which largely reflects the hedging of a single client exposure, higher loan commitment and other fees, lower losses from loan sales and, in the year-to-date period, higher loan syndication fees. These increases were partially offset in the year-to-date period by lower net interest income driven by lower loan balances due to paydowns, sales and maturities exceeding loan growth as we focused efforts on improving returns.

HSBC USA Inc.

Global Liquidity and Cash Management revenue increased during the three and nine months ended September 30, 2018 driven by higher net interest income due to an increase in high quality deposit balances and the favorable impact of higher short-term market rates as well as higher clearing fees. These increases were partially offset by lower compliance fees and the reporting change for cost reimbursements associated with activities performed on behalf of other HSBC affiliates discussed further below.
Securities Services revenue decreased during the three months ended September 30, 2018 due to the reporting change for cost reimbursements associated with activities performed on behalf of other HSBC affiliates discussed further below. This decrease was more than offset in the year-to-date period by higher revenue from new direct custody and clearing client activity as well as higher net interest income due to the favorable impact of higher short-term market rates.
Global Trade and Receivables Finance revenue increased during the three and nine months ended September 30, 2018 due to higher fees on standby letters of credit.
As previously discussed, beginning January 1, 2018, the fair value movement on structured notes and deposits attributable to our own credit spread is now being recorded in other comprehensive income (loss). During the three and nine months ended September 30, 2017 credit and funding valuation adjustments included losses of $46 million and $69 million, respectively, from the fair value movement on structured notes and deposits attributable to our own credit spread. Excluding this item, credit and funding valuation adjustments improved during the three and nine months ended September 30, 2018 attributable primarily to movements in our own credit spreads within our derivative liability balances and funding spreads.
Other revenue increased during the three and nine months ended September 30, 2018 reflecting higher net interest income on capital held in the business and not assigned to products, higher cost reimbursements associated with activities performed on behalf of other HSBC affiliates and, in the year-to-date period, the non-recurrence of an inducement fee paid to a third party in the first quarter of 2017 associated with the sale of a portion of our portfolio of residual interests in real estate mortgage investment conduits. These increases were partially offset by higher corporate funding and excess liquidity charges. In addition, in 2018 we began reporting cost reimbursements associated with activities performed on behalf of other HSBC affiliates in Other. As a result, we reported $9 million and $25 million of cost reimbursements in Other during the three and nine months ended September 30, 2018, respectively, that previously would have been reported in Global Liquidity and Cash Management and Securities Services above.
Expected credit losses reflected higher releases during the three and nine months ended September 30, 2018 due to continued improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as we continued to focus efforts on improving returns as well as improvements in credit conditions associated with certain client relationships, including the upgrade of a large oil and gas client relationship during the second quarter of 2018. In addition, the current year periods reflect the impact of adopting IFRS 9.
Operating expenses were lower during the three and nine months ended September 30, 2018 due primarily to lower staff costs and, in the year-to-date period, lower deposit insurance assessment fees and lower legal costs. While corporate function cost allocations from affiliates were higher, partially offsetting the decrease in the three-month period, they were lower and contributed to the decrease in the year-to-date period.
Private Banking  PB serves high net worth and ultra-high net worth individuals and families with complex needs domestically and abroad.
Total client deposit levels decreased $2,552 million or 24 percent and total loans decreased by $244 million or 4 percent as compared with September 30, 2017. Overall period end client assets were $3,392 million lower than September 30, 2017.
In August 2017, our PB business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS. Under the terms of the agreement, we facilitate the referral of these client relationships to UBS for a fee, including the transfer of client assets, consisting of client investments and deposits, as well as the transfer of the relationship managers and client service employees that support these clients. Loans associated with these client relationships were not included in the agreement. Total operating income associated with these client relationships was approximately $2 million and $14 million during the three and nine months ended September 30, 2018, respectively, and $13 million and $38 million during the three and nine months ended September 30, 2017, respectively.

HSBC USA Inc.

The following table provides additional information regarding client assets during the nine months ended September 30, 2018 and 2017:

Nine Months Ended September 30,	2018	2017
	(in millions)
Client assets at beginning of period	$39,089	$40,462
Net new money	1,311	205
Client transfers to UBS	(1,464)	—
Value change	144	1,805
Client assets at end of period	$39,080	$42,472
The following table summarizes the Group Reporting Basis results for our PB segment:

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$42	$56	$(14)	(25.0)%
Other operating income	17	31	(14)	(45.2)
Total operating income	59	87	(28)	(32.2)
Expected credit losses / loan impairment charges	(1)	(2)	1	50.0
Net operating income	60	89	(29)	(32.6)
Operating expenses	59	67	(8)	(11.9)
Profit (loss) before tax	$1	$22	$(21)	(95.5)%

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income	$132	$165	$(33)	(20.0)%
Other operating income	53	73	(20)	(27.4)
Total operating income	185	238	(53)	(22.3)
Expected credit losses / loan impairment charges	(4)	1	(5)	*
Net operating income	189	237	(48)	(20.3)
Operating expenses	181	191	(10)	(5.2)
Profit (loss) before tax	$8	$46	$(38)	(82.6)%

*	Percentage change is greater than 100 percent.
Our PB segment reported lower profit before tax during the three and nine months ended September 30, 2018 due to lower net interest income and lower other operating income, partially offset by lower operating expenses and, in the year-to-date period, improved expected credit losses.
Net interest income decreased during the three and nine months ended September 30, 2018 reflecting the impact of lower deposit balances due primarily to the impact of the client referral agreement with UBS.
During the third quarter of 2017, we recorded a net pre-tax gain of $9 million associated with the sale of a portion of our Private Banking business as discussed above. During the second quarter of 2018, we recorded a $3 million loss as a result of a decline in the estimated fair value of the contingent consideration receivable associated with the sale. Excluding these items, other operating income remained lower during the three and nine months ended September 30, 2018 due to lower fees and commissions reflecting a decline in assets under management.
Expected credit losses were flat during the three months ended September 30, 2018. In the year-to-date period, expected credit losses improved driven by a recovery in the current year reflecting lower loss estimates in the mortgage portfolio. In addition, the current year periods reflect the impact of adopting IFRS 9.
Operating expenses decreased during the three and nine months ended September 30, 2018 reflecting lower staff costs.

HSBC USA Inc.

Corporate Center  CC includes Balance Sheet Management, our legacy structured credit products, income and expense associated with certain affiliate transactions, certain corporate function costs, adjustments to the fair value of HSBC shares held for stock plans, interest expense associated with certain tax exposures, income associated with other tax related investments and changes in the fair value of certain debt issued for which fair value option accounting was elected and related derivatives (excluding the fair value movement on our own fair value option debt attributable to our own credit spread which is recorded in other comprehensive income (loss)). For periods prior to 2018, CC also included costs to achieve, which primarily consisted of project cost support service charges from HTSU, lease termination and associated expenses, professional fees and severance costs, as well as certain legacy residential mortgage loan and servicing activities.
The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income (expense)	$17	$(10)	$27	*
Other operating income	70	33	37	*
Total operating income(1)	87	23	64	*
Expected credit losses / loan impairment charges	(1)	1	(2)	*
Net operating income	88	22	66	*
Operating expenses	55	103	(48)	(46.6)
Profit (loss) before tax	$33	$(81)	$114	*

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Net interest income (expense)	$50	$(9)	$59	*
Other operating income	225	205	20	9.8
Total operating income(1)	275	196	79	40.3
Expected credit losses / loan impairment charges	3	—	3	*
Net operating income	272	196	76	38.8
Operating expenses	641	338	303	89.6
Profit (loss) before tax	$(369)	$(142)	$(227)	*

*	Percentage change is greater than 100 percent.

(1)	The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$52	$56	$(4)	(7.1)%
Legacy structured credit products	7	1	6	*
Legacy residential mortgage activities(3)	—	(23)	23	100.0
Other	28	(11)	39	*
Total operating income	$87	$23	$64	*

			Increase (Decrease)
Nine Months Ended September 30,	2018	2017	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$198	$189	$9	4.8%
Legacy structured credit products	25	25	—	—
Legacy residential mortgage activities(3)	—	3	(3)	(100.0)
Other	52	(21)	73	*
Total operating income	$275	$196	$79	40.3%

(2)
Balance Sheet Management includes gains (losses) on the sale of securities of $(5) million and $10 million in the three and nine months ended September 30, 2018, respectively, compared with $3 million and $24 million in the three and nine months ended September 30, 2017, respectively.

HSBC USA Inc.

(3)
Reflected fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance prior to the completion of its receivable sales program and revenue associated with certain residential mortgage loans that we previously purchased from HSBC Finance and sold during 2017.

Our CC segment reported a profit before tax during the three months ended September 30, 2018 compared with a loss before tax in the prior year quarter due to lower operating expenses, higher other operating income and higher net interest income. In the year-to-date period, our CC segment reported higher loss before tax due to higher operating expenses driven primarily by expense recorded in the current year related to the settlement of a mortgage securitization legal matter, partially offset by higher net interest income and higher other operating income.
Net interest income was higher during the three and nine months ended September 30, 2018 due primarily to the impact of the liquidity framework we adopted in preparation for the planned implementation of the Net Stable Funding Ratio ("NSFR") which provides a temporary cap on the net liquidity charge to GB&M until the NSFR becomes effective. The framework, in combination with lower liquidity charges in GB&M, resulted in lower excess liquidity charges being retained in the CC compared with the prior year. See "Risk Management" in this MD&A for additional discussion of the NSFR. The increase in net interest income also reflects higher corporate funding charges to the businesses as the charges in the prior year were reduced due to the loan prepayment fees received from HSBC Finance as discussed below.
Other operating income increased during the three and nine months ended September 30, 2018 driven largely by favorable valuation adjustments on our legacy structured credit products, favorable movements related to the economic hedging of interest rate risk within our own debt and higher income associated with fair value hedge ineffectiveness. These increases were partially offset by lower gains from asset sales in Balance Sheet Management and, in the year-to-date period, the non-recurrence of revenue recorded in the prior year associated with legacy activities, including $28 million of loan prepayment fees received from HSBC Finance during the first quarter of 2017 and a gain of approximately $11 million associated with the unwind of one of our unconsolidated VIEs during the second quarter of 2017. While sales of certain residential mortgages that we previously purchased from HSBC Finance resulted in a loss of $7 million during the third quarter of 2017, which contributed to the increase in the three-month period, they resulted in a net gain of $5 million in the prior year-to-date period which partially offset the increase.
Expected credit losses were lower during the three months ended September 30, 2018 and higher in the year-to-date period reflecting the impact of recording expected credit losses on certain financial assets in the current year periods due to the adoption of IFRS 9.
Operating expenses were lower during the three months ended September 30, 2018 and higher in the year-to-date period as a result of the non-recurrence of costs to achieve as discussed above of approximately $40 million and $129 million during the three and nine months ended September 30, 2017, respectively, as well as higher levels of expense capitalization related to internally developed software and the non-recurrence of expense related to staff performing residential mortgage serving activities on behalf of HSBC Finance which were more than offset in the year-to-date period by higher expense related to legal matters reflecting the settlement of a mortgage securitization matter.
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

HSBC USA Inc.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2017 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2017 Form 10-K. There have been no significant revisions to our policies or methodologies during the first nine months of 2018.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	September 30, 2018	June 30, 2018	December 31, 2017
	(dollars are in millions)
Allowance for credit losses	$535	$531	$681
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.00%	1.02%	1.31%
Affiliates	—	—	—
Total commercial	.97	.98	1.15
Consumer:
Residential mortgages	.07	.09	.14
Home equity mortgages	.78	.83	.92
Credit cards	5.62	5.35	4.44
Other consumer	1.90	1.65	1.46
Total consumer	.39	.38	.37
Total	.80%	.80%	.94%
Net charge-offs:(2)
Commercial(3)	974%	993%	405%
Consumer	385	336	348
Total	799%	781%	398%
Nonperforming loans:(1)(4)
Commercial	281%	131%	99%
Consumer	16	15	15
Total	82%	64%	61%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios at September 30, 2018 and June 30, 2018 reflect year-to-date net charge-offs, annualized. Ratio at December 31, 2017 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the year-to-date periods ended September 30, 2018 and June 30, 2018 and year ended December 31, 2017 was 117 months, 119 months and 49 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and nine months ended September 30, 2018 and 2017.
The allowance for credit losses at September 30, 2018 was relatively flat as compared with June 30, 2018 and decreased $146 million or 21 percent as compared with December 31, 2017 due to lower loss estimates in our commercial loan portfolio.
Our commercial allowance for credit losses was flat as compared with June 30, 2018 as releases of reserves driven by paydowns, sales and maturities were offset by higher provisions for downgrades reflecting weakness in the financial condition of certain clients as well as a higher provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio. As compared with December 31, 2017, our commercial allowance for credit losses decreased $150 million or 25 percent reflecting continued improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as we continued to focus efforts on improving returns as well as improvements in credit conditions associated with certain client relationships. These decreases were partially offset by a higher provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio, an update to the loss emergence period factors and higher provisions for downgrades reflecting weakness in the financial condition of certain clients.
Our consumer allowance for credit losses increased $3 million or 4 percent as compared with June 30, 2018 and increased $4 million or 5 percent as compared with December 31, 2017 due to a higher allowance for credit losses in credit cards reflecting growth in customer activity driven by new product promotions as previously discussed and higher dollars of delinquency, partially

HSBC USA Inc.

offset by a lower allowance for credit losses in residential mortgages and home equity mortgages due to continued improvements in economic and credit conditions, including lower dollars of delinquency on accounts less than 180 days contractually delinquent.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of risk factors relating to trends such as recent portfolio performance as compared with average roll rates as well as housing market trends and second lien exposure.
The allowance for credit losses as a percentage of total loans held for investment at September 30, 2018 was flat as compared with June 30, 2018 and decreased as compared with December 31, 2017 due to a lower commercial allowance for credit losses for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs at September 30, 2018 was relatively flat as compared with June 30, 2018 and increased as compared with December 31, 2017 as a decrease in dollars of net charge-offs driven by lower charge-offs in our commercial loan portfolio associated with a single mining client relationship and loan sales outpaced the decrease in our overall allowance for credit losses for the reasons discussed above.
The allowance for credit losses as a percentage of nonperforming loans held for investment at September 30, 2018 increased as compared with both June 30, 2018 and December 31, 2017 driven by a decrease in nonperforming loans due primarily to managed reductions in certain exposures in our commercial loan portfolio which was partially offset as compared with December 31, 2017 by a decrease in our overall allowance for credit losses for the reasons discussed above.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	September 30, 2018		June 30, 2018		December 31, 2017
	(dollars are in millions)
Commercial(1)	$458	70.7%	$457	70.5%	$608	73.1%
Consumer:
Residential mortgages	13	26.0	15	26.1	25	23.8
Home equity mortgages	8	1.5	9	1.6	11	1.6
Credit cards	51	1.4	45	1.3	32	1.0
Other consumer	5.4		5.5		5.5
Total consumer	77	29.3	74	29.5	73	26.9
Total	$535	100.0%	$531	100.0%	$681	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	September 30, 2018	June 30, 2018	December 31, 2017
	(in millions)
Off-balance sheet credit risk reserve	$95	$92	$106
The increase in off-balance sheet reserves at September 30, 2018 as compared with June 30, 2018 largely reflects the downgrade of a single client relationship. As compared with December 31, 2017, off-balance sheet reserves decreased reflecting managed reductions in certain exposures and improvements in credit conditions associated certain client relationships. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	September 30, 2018	June 30, 2018	December 31, 2017
	(dollars are in millions)
Delinquent loans:
Commercial	$99	$16	$45
Consumer:
Residential mortgages(1)(2)	329	356	425
Home equity mortgages(1)(2)	31	32	39
Credit cards	18	15	12
Other consumer	7	8	10
Total consumer	385	411	486
Total	$484	$427	$531
Delinquency ratio:
Commercial	.21%	.03%	.08%
Consumer:
Residential mortgages(1)(2)	1.89	2.05	2.46
Home equity mortgages(1)(2)	3.02	2.95	3.27
Credit cards	1.98	1.78	1.66
Other consumer	2.20	2.23	2.48
Total consumer	1.96	2.09	2.48
Total	.72%	.64%	.72%

(1)
At September 30, 2018, June 30, 2018 and December 31, 2017, consumer mortgage loan delinquency includes $263 million, $285 million and $342 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $1 million, $1 million and $1 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	September 30, 2018	June 30, 2018	December 31, 2017
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$9	$12	$10
ARM loans	112	133	142
Delinquency ratio:
Interest-only loans	.28%	.37%	.29%
ARM loans	.94	1.11	1.19
Compared with June 30, 2018, our two-months-and-over contractual delinquency ratio increased 8 basis points due to higher dollars of delinquency in our commercial loan portfolio, partially offset by lower dollars of delinquency in our consumer loan portfolio. As compared with December 31, 2017, our two-months-and-over contractual delinquency ratio was flat as higher dollars of delinquency in our commercial loan portfolio was offset by lower dollars of delinquency in our consumer loan portfolio as well as lower outstanding loan balances driven by a decrease in the commercial loan portfolio.
Compared with June 30, 2018 and December 31, 2017, our commercial loan two-months-and-over contractual delinquency ratio increased 18 basis point and 13 basis points, respectively, due to higher dollars of delinquency largely driven by several global banking clients which became 60 days delinquent in the third quarter. The increase was partially offset as compared with December 31, 2017 by the collection of a large global banking loan in the first quarter as well as lower outstanding loan balances.
Our consumer loan two-month-and-over contractual delinquency ratio decreased 13 basis points and 52 basis points from June 30, 2018 and December 31, 2017, respectively, due primarily to lower dollars of residential mortgage delinquency driven by continued improvements in economic and credit conditions.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	September 30, 2018	June 30, 2018	September 30, 2017
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Real estate, including construction	$—	$—	$4
Business and corporate banking	1	(16)	5
Global banking	11	32	14
Other commercial	—	—	—
Total commercial	12	16	23
Consumer:
Residential mortgages	(3)	(1)	(2)
Home equity mortgages	—	1	—
Credit cards	8	6	6
Other consumer	(1)	1	—
Total consumer	4	7	4
Total	$16	$23	$27
Net Charge-off Ratio:
Commercial:
Real estate, including construction	—%	—%	.15%
Business and corporate banking	.03	(.51)	.15
Global banking	.24	.65	.28
Other commercial	—	—	—
Total commercial	.10	.13	.19
Consumer:
Residential mortgages	(.07)	(.02)	(.04)
Home equity mortgages	—	.36	—
Credit cards	3.66	2.97	3.68
Other consumer	(1.35)	1.18	—
Total consumer	.08	.14	.08
Total	.10%	.14%	.16%
   Our net charge-off ratio as a percentage of average loans for the quarter ended September 30, 2018 decreased 4 basis points compared with the quarter ended June 30, 2018 due to lower levels of net charge-offs in our commercial loan portfolio largely driven by a charge-off recorded during the second quarter of 2018 related to the sale of a single mining client relationship as well as lower levels of net charge-offs in our consumer loan portfolio due to continued improvements in economic and credit conditions.
Compared with the quarter ended September 30, 2017, our net charge-off ratio as a percentage of average loans decreased 6 basis points due to lower levels of net charge-offs associated with loan sales in our commercial loan portfolio while levels of net charge-offs in our consumer loan portfolio were flat.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	September 30, 2018	June 30, 2018	December 31, 2017
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$6	$13	$12
Business and corporate banking	75	218	215
Global banking	80	117	385
Other commercial	1	—	1
Commercial nonaccrual loans held for sale	—	—	—
Total commercial	162	348	613
Consumer:
Residential mortgages(1)(2)(3)	406	405	414
Home equity mortgages(1)(2)	62	63	67
Consumer nonaccrual loans held for sale	1	1	1
Total consumer	469	469	482
Total nonaccruing loans	631	817	1,095
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	1
Total commercial	1	1	1
Consumer:
Credit cards	13	11	9
Other consumer	6	5	8
Total consumer	19	16	17
Total accruing loans contractually past due 90 days or more	20	17	18
Total nonperforming loans	651	834	1,113
Other real estate owned(4)	10	12	11
Total nonperforming assets	$661	$846	$1,124

(1)
At September 30, 2018, June 30, 2018 and December 31, 2017, nonaccrual consumer mortgage loans held for investment include $334 million, $348 million and $360 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes $1 million or less of commercial other real estate owned at September 30, 2018, June 30, 2018 and December 31, 2017.
Nonaccrual loans at September 30, 2018 decreased as compared with both June 30, 2018 and December 31, 2017 due primarily to lower levels of nonaccrual loans in our commercial loan portfolio driven by managed reductions in certain exposures, including the sale of a single mining client relationship during the second quarter. Nonaccrual loans in our consumer loan portfolio were also lower as compared with December 31, 2017 reflecting continued improvements in economic and credit conditions. Accruing loans past due 90 days or more remained relatively flat as compared with both June 30, 2018 and December 31, 2017.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2017 Form 10-K.
Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans as well as certain other commercial credit quality indicators. Commercial impaired loans decreased as compared with both June 30, 2018 and December 31, 2017 largely due to lower nonaccrual loans for the reasons discussed above.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at September 30, 2018 and December 31, 2017. Each category is not mutually exclusive and loans may appear in more than one category below.

	September 30, 2018	December 31, 2017
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,209	$3,424
ARM loans(1)	11,930	11,976

(1)	During the remainder of 2018 and during 2019, approximately $88 million and $580 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $60 million and $6 million at September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018	December 31, 2017
	(in millions)
Closed end:
First lien	$17,376	$17,273
Second lien	43	49
Revolving(1)	984	1,142
Total	$18,403	$18,464

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at September 30, 2018 and December 31, 2017 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
September 30, 2018
New York State	33.4%	32.0%
California	22.0	43.1
North Central United States	3.5	2.1
North Eastern United States, excluding New York State	5.7	7.9
Southern United States	28.1	10.4
Western United States, excluding California	7.3	4.5
Total	100.0%	100.0%
December 31, 2017
New York State	34.0%	31.9%
California	22.0	42.6
North Central United States	3.2	2.3
North Eastern United States, excluding New York State	6.8	8.1
Southern United States	26.2	10.6
Western United States, excluding California	6.7	4.5
Mexico	1.1	—
Total	100.0%	100.0%
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

HSBC USA Inc.

	September 30, 2018	December 31, 2017
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$34,989	$30,737
Less: collateral held against exposure	5,524	7,213
Net credit risk exposure	$29,465	$23,524

Liquidity and Capital Resources

Effective liquidity management is defined as ensuring we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk. During the first nine months of 2018, marketplace liquidity continued to remain available for most sources of funding.
Interest Bearing Deposits with Banks totaled $20,306 million and $11,157 million at September 30, 2018 and December 31, 2017, respectively, of which $19,775 million and $10,338 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $4,679 million and $32,618 million at September 30, 2018 and December 31, 2017, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $13,467 million and $10,151 million at September 30, 2018 and December 31, 2017, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $46,218 million and $44,677 million at September 30, 2018 and December 31, 2017, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $4,793 million and $4,650 million at September 30, 2018 and December 31, 2017, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $112,090 million and $118,702 million at September 30, 2018 and December 31, 2017, respectively, which included $89,297 million and $98,500 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.

HSBC USA Inc.

Long-Term Debt decreased to $29,516 million at September 30, 2018 from $34,966 million at December 31, 2017. The following table presents the maturities of long-term debt at September 30, 2018:

(in millions)
2018	$1,862
2019	5,492
2020	7,058
2021	4,118
2022	1,546
Thereafter	9,440
Total	$29,516
The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2018 and 2017:

Nine Months Ended September 30,	2018	2017
	(in millions)
Long-term debt issued	$3,729	$3,886
Long-term debt repaid	(8,634)	(5,098)
Net long-term debt repaid	$(4,905)	$(1,212)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the nine months ended September 30, 2018.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At September 30, 2018, we were authorized to issue up to $36 billion, of which $19,729 million was available. HSBC Bank USA has a $40 billion Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $14,529 million was available at September 30, 2018. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At September 30, 2018, long-term debt included $3,100 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $14,284 million.
Preferred Equity  See Note 17, "Preferred Stock," in our 2017 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the nine months ended September 30, 2018, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III fully phased-in capital ratios calculated as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	13.8%	14.1%
Tier 1 capital to risk-weighted assets	14.8	15.2
Total capital to risk-weighted assets	17.4	18.1
Tier 1 leverage ratio(1)	10.7	9.9
Supplementary leverage ratio(2)	7.5	7.3

(1)	Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

HSBC USA Inc.

(2)
Beginning January 1, 2018, HSBC USA is required to maintain the regulatory minimum SLR of 3 percent. Total leverage exposure, the SLR denominator, includes adjusted quarterly average assets plus certain off-balance sheet exposures.

HSBC USA manages capital in accordance with HSBC Group policy. The HSBC North America Internal Capital Adequacy Assessment Process ("ICAAP") works in conjunction with the HSBC Group's ICAAP. The HSBC North America ICAAP applies to HSBC Bank USA and evaluates regulatory capital adequacy and capital adequacy under various stress scenarios. Our approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient, as a wholly-owned subsidiary of HSBC, we would seek support from our ultimate parent. Regulatory capital requirements are based on the amount of capital required to be held, plus applicable capital buffers, as defined by regulations, and the amount of risk-weighted assets and leverage exposure, also calculated based on regulatory definitions.
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
In December 2017, the Basel Committee adopted a package of revisions to the Basel III framework that aim to increase consistency in risk-weighted asset calculations and improve the comparability of bank capital ratios (the "Basel III Revisions"). The Basel III Revisions include changes to the Standardized Approach and internal ratings-based approach to determining credit risk, revisions to the operational risk framework, a leverage ratio surcharge for G-SIBs and an aggregate capital output floor. The Basel III Revisions are not currently applicable to any U.S. banking organization and must first be implemented by the federal banking agencies. The agencies are expected to act before the January 1, 2022 implementation deadline agreed by the Basel Committee, but it is unclear whether they will deviate significantly from the Basel III Revisions in the direction of greater conservatism as they did with respect to the Basel III framework. For further discussion of the requirements of the Basel III Revisions see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2017 Form 10-K.
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
Resolution Planning HSBC is required to submit annually a resolution plan to the FRB and the FDIC under the Dodd-Frank Act (the Systemically Important Financial Institution Plan or "SIFI Plan") and HSBC Bank USA is required to submit an annual resolution plan under the Federal Deposit Insurance Act (the Insured Depository Institution Plan or "IDI Plan"). In July 2018, HSBC Bank USA submitted its latest annual IDI Plan. HSBC has been advised that the next submission date for the SIFI Plan is extended to December 31, 2018. Additionally, HBUS has been advised that the next submission date for the IDI Plan is extended to no sooner than July 1, 2020. In each instance, the annual requirements will be fulfilled with the timely submission of the December 2018 and July 2020 or later plans.
Capital Planning and Stress Testing U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under DFAST. As part of the CCAR process, the FRB undertakes a supervisory assessment of bank holding companies on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions. Per current capital plan and stress test rules, the FRB can object to a capital plan for qualitative or quantitative reasons, in which case the company cannot make capital distributions (with the exception of those that may have already received a non-objection in the previous year) without specific FRB approval. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in April 2018 and its latest mid-cycle DFAST results in October 2018. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in April 2018. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon. In January 2017, the FRB announced that so-called "large and noncomplex" firms, which are firms with less than $250 billion in total consolidated assets and less than $75 billion in total nonbanking assets, are exempt from the CCAR qualitative assessment. HSBC North America does not currently fall into the category of "large and noncomplex" and, therefore, remained subject to the qualitative review in the 2018 CCAR cycle. As discussed above, the FRB expects to remove the quantitative objection component of CCAR beginning December 31, 2018.
In June 2018, the FRB publicly disclosed its own DFAST and CCAR results and informed HSBC North America, our parent company, that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2018 CCAR submission.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario and HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. In July 2018, HSBC North America and HSBC Bank USA publicly disclosed their most recent annual DFAST results. In October 2018, HSBC North America publicly disclosed the results of its mid-cycle DFAST results.
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

HSBC USA Inc.

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
In June 2018, the FRB finalized a rule, consistent with the Dodd-Frank Act, to limit credit exposures to single counterparties for large BHCs, including HSBC North America. As a result of the rule, HSBC North America, together with its subsidiaries, will be prohibited from having net credit exposure to a single unaffiliated counterparty in excess of 25 percent of HSBC North America's Tier 1 capital beginning July 1, 2020. In addition, HSBC North America, together with its subsidiaries, could become subject to a separate limit on its exposures to certain unaffiliated systemically important counterparties if its parent, HSBC, cannot certify its compliance with a large exposure regime in the U.K. that is consistent with the Basel large exposure framework by January 1, 2020. We continue to evaluate the potential effects of this rule on our operations.
2018 Funding Strategy  Our current estimate for funding needs and sources for 2018 are summarized in the following table:

	Actual January 1 through September 30, 2018	Estimated October 1 through December 31, 2018	Estimated Full Year 2018
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$(6)	$1	$(5)
Net change in short-term investments and securities	(17)	8	(9)
Net change in trading and other assets	10	(4)	6
Total funding needs	$(13)	$5	$(8)
Increase (decrease) in funding sources:
Net change in deposits	$(7)	$2	$(5)
Net change in trading and other short-term liabilities	(1)	—	(1)
Net change in long-term debt	(5)	3	(2)
Total funding sources	$(13)	$5	$(8)
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

	Balance at September 30, 2018
	One Year or less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2017
	(in millions)
Standby letters of credit, net of participations(1)	$6,360	$2,376	$120	$8,856	$8,708
Commercial letters of credit	334	2	—	336	234
Credit derivatives(2)	8,007	35,688	4,034	47,729	42,328
Other commitments to extend credit:
Commercial(3)	20,860	65,451	3,800	90,111	78,787
Consumer	7,824	—	—	7,824	7,443
Total	$43,385	$103,517	$7,954	$154,856	$137,500

(1)	Includes $1,245 million and $1,264 million issued for the benefit of HSBC affiliates at September 30, 2018 and December 31, 2017, respectively.

(2)	Includes $24,051 million and $25,639 million issued for the benefit of HSBC affiliates at September 30, 2018 and December 31, 2017, respectively.

(3)	Includes $1,870 million and $400 million issued for the benefit of HSBC affiliates at September 30, 2018 and December 31, 2017, respectively.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2018 and December 31, 2017, our Level 3 measurements included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs

HSBC USA Inc.

(e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain subprime residential mortgage loans held for sale, certain corporate debt securities, certain asset-backed securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable credit quality, swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation and a contingent consideration receivable associated with the sale of a portion of our Private Banking business.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2018 and 2017.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(dollars are in millions)
Level 3 assets(1)(2)	$2,326	$2,650
Total assets measured at fair value(1)(3)	86,747	89,368
Level 3 liabilities(1)	1,603	1,690
Total liabilities measured at fair value(1)	53,201	68,270
Level 3 assets as a percent of total assets measured at fair value	2.7%	3.0%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.0%	2.5%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $2,288 million of recurring Level 3 assets and $38 million of non-recurring Level 3 assets at September 30, 2018. Includes $2,359 million of recurring Level 3 assets and $291 million of non-recurring Level 3 assets at December 31, 2017.

(3)
Includes $86,653 million of assets measured on a recurring basis and $94 million of assets measured on a non-recurring basis at September 30, 2018. Includes $88,988 million of assets measured on a recurring basis and $380 million of assets measured on a non-recurring basis at December 31, 2017.

Significant Changes in Fair Value for Level 3 Assets and Liabilities We have entered into credit default swaps with a monoline insurer to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $2 million and $8 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three and nine months ended September 30, 2018, respectively, compared with $2 million negative and $3 million positive adjustments during the three and nine months ended September 30, 2017, respectively. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $4 million and $12 million against our monoline exposure at September 30, 2018 and December 31, 2017, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $67 million and $105 million at September 30, 2018 and December 31, 2017, respectively.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2018 and 2017 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $82 million or a decrease of the overall fair value measurement of approximately $23 million at September 30, 2018. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers as well as credit default swaps with a certain monoline insurer and certain asset-backed securities including CDOs.

HSBC USA Inc.

Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held at September 30, 2018:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
A	Residential mortgages - Alt A	2
	Home equity - Alt A	44
	Student loans	92
	Other	48
	Total A	186
BBB	Collateralized debt obligations	112
	Other	57
	Total BBB	169
CCC	Residential mortgages - Subprime	16
		$371

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

•	Operational risk is the risk to achieving our strategy or objectives as a result of inadequate or failed internal processes, people and systems, or from external events;

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
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both September 30, 2018 and December 31, 2017, HSBC USA's LCR under the EU LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
The European calibration of the Basel Committee based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR guidance, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At both September 30, 2018 and December 31, 2017, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The U.S. LCR rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that qualify as HQLA and the assumed rate of outflows of certain kinds of funding. Under the U.S. rule, U.S. institutions, including HSBC North America and HSBC Bank USA, have been required to maintain a minimum LCR of 100 percent since January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019, and report LCR to U.S. regulators on a daily basis. During the nine months ended September 30, 2018 and year ended December 31, 2017, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement. The U.S. LCR rule does not address the U.S. NSFR requirement, which is currently under review by U.S. banking regulators and the Basel Committee. Based on the results of their review, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The U.S. NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR rule, is more stringent in several areas including the required stable funding factors applied to certain

HSBC USA Inc.

assets such as mortgage-backed securities. At both September 30, 2018 and December 31, 2017, HSBC Bank USA's estimated NSFR, based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded 100 percent.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at September 30, 2018:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at September 30, 2018.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At September 30, 2018, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both September 30, 2018 and December 31, 2017, our economic value of equity remains higher than our book value of equity under the base case, up 200 basis points and down 200 basis points scenarios.

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

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on October 1, 2018 and January 1, 2018, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$95	3%	$148	6%
Resulting from a gradual 100 basis point decrease in the yield curve	(46)	(2)	(138)	(5)
Resulting from a gradual 200 basis point increase in the yield curve	162	5	243	9
Other significant scenarios monitored (reflects projected rate movements on October 1, 2018 and January 1, 2018, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve	(33)	(1)	(116)	(5)
Resulting from an immediate 100 basis point increase in the yield curve	131	4	216	8
Resulting from an immediate 100 basis point decrease in the yield curve	(139)	(5)	(323)	(13)
Resulting from an immediate 200 basis point increase in the yield curve	219	7	350	14
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital risk/sensitivity of other comprehensive loss  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk-weighted assets and total equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark was being phased into common equity Tier 1 capital over five years beginning in 2014. At September 30, 2018, we had an available-for-sale securities portfolio of approximately $31,329 million with a negative mark-to-market adjustment of $825 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $320 million to a net loss of $1,145 million with the following results on our capital ratios:

	September 30, 2018		December 31, 2017
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk-weighted assets	13.8%	13.6%	14.2%	14.1%
Total equity to total assets	11.5	11.4	10.7	10.7

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
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
Daily VaR (trading portfolios), 99 percent 1 day (in millions):
The following table summarizes our trading VaR for the nine months ended September 30, 2018:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At September 30, 2018	$2	$6	$2	$(4)	$6

Nine Months Ended September 30, 2018
Average	2	6	1	(3)	6
Maximum	5	11	2		10
Minimum	1	3	—		4

At December 31, 2017	$2	$5	$1	$(2)	$6

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
In the nine months ended September 30, 2018, we experienced two back-testing exceptions. The first exception, a loss exception, occurred in May and was driven by an overall sell off in emerging markets, which was exacerbated due to specific macroeconomic conditions in Argentina. The second exception, a profit exception, occurred in August and was driven by a continued sell off in emerging markets largely attributable to Argentina.

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
The following table summarizes our non-trading VaR for the nine months ended September 30, 2018:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At September 30, 2018	$59	$21	$(20)	$60

Nine Months Ended September 30, 2018
Average	58	20	(18)	60
Maximum	80	22		79
Minimum	38	17		47

At December 31, 2017	$39	$18	$(12)	$45

(1)	Refer to the Trading VaR table above for additional information.
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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and nine months ended September 30, 2018 included fees of $17 million and $53 million, respectively, compared with fees of $15 million and $61 million during the three and nine months ended September 30, 2017, respectively.

Three Months Ended September 30,	2018			2017
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$20,705	$115	2.20%	$44,300	$148	1.33%
Federal funds sold and securities purchased under resale agreements	5,134	49	3.79	5,410	55	4.03
Trading securities	13,735	54	1.56	9,943	47	1.88
Securities	45,797	292	2.53	45,474	231	2.02
Loans:
Commercial	46,458	470	4.01	48,565	371	3.03
Consumer:
Residential mortgages	17,428	152	3.46	17,235	143	3.29
Home equity mortgages	1,062	12	4.48	1,257	13	4.10
Credit cards	873	18	8.18	652	18	10.95
Other consumer	353	7	7.87	465	7	5.97
Total consumer	19,716	189	3.80	19,609	181	3.66
Total loans	66,174	659	3.95	68,174	552	3.21
Other	3,464	19	2.18	3,129	14	1.78
Total interest earning assets	$155,009	$1,188	3.04%	$176,430	$1,047	2.35%
Allowance for credit losses	(526)			(841)
Cash and due from banks	1,288			1,088
Other assets	17,761			22,647
Total assets	$173,532			$199,324
Liabilities and Equity
Domestic deposits:
Savings deposits	$46,480	$78.67%		$48,829	$66.54%
Time deposits	22,773	153	2.67	22,412	95	1.68
Other interest bearing deposits	9,704	41	1.68	10,912	14.51
Foreign deposits:
Foreign banks deposits	3,998	4.40		5,195	8.61
Other interest bearing deposits	1,640	7	1.69	2,807	5.71
Deposits held for sale	58	—	.51	237	—	.58
Total interest bearing deposits	84,653	283	1.33	90,392	188.83
Short-term borrowings	5,730	45	3.12	13,904	39	1.11
Long-term debt	30,872	291	3.74	37,361	256	2.72
Total interest bearing deposits and debt	121,255	619	2.03	141,657	483	1.35
Tax liabilities and other	1,394	10	2.85	1,266	4	1.25
Total interest bearing liabilities	$122,649	$629	2.03%	$142,923	$487	1.35%
Net interest income/Interest rate spread		$559	1.01%		$560	1.00%
Noninterest bearing deposits	24,403			28,002
Other liabilities	6,431			7,393
Total equity	20,049			21,006
Total liabilities and equity	$173,532			$199,324
Net interest margin on average earning assets			1.43%			1.26%
Net interest income to average total assets			1.28%			1.11%

HSBC USA Inc.

Nine Months Ended September 30,	2018			2017
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$22,877	$325	1.90%	$42,646	$352	1.10%
Federal funds sold and securities purchased under resale agreements	6,567	154	3.14	7,214	163	3.02
Trading securities	13,013	156	1.60	10,207	163	2.14
Securities	45,270	823	2.43	48,310	715	1.98
Loans:
Commercial	47,612	1,336	3.75	51,103	1,125	2.94
Consumer:
Residential mortgages	17,379	449	3.45	17,465	438	3.35
Home equity mortgages	1,112	37	4.45	1,316	38	3.86
Credit cards	806	51	8.46	651	52	10.68
Other consumer	383	21	7.33	459	20	5.83
Total consumer	19,680	558	3.79	19,891	548	3.68
Total loans	67,292	1,894	3.76	70,994	1,673	3.15
Other	3,934	57	1.94	2,953	38	1.72
Total interest earning assets	$158,953	$3,409	2.87%	$182,324	$3,104	2.28%
Allowance for credit losses	(585)			(920)
Cash and due from banks	1,076			1,104
Other assets	20,568			18,866
Total assets	$180,012			$201,374
Liabilities and Equity
Domestic deposits:
Savings deposits	$48,772	$229.63%		$49,501	$170.46%
Time deposits	22,305	401	2.40	22,818	257	1.51
Other interest bearing deposits	10,313	105	1.36	11,414	30.35
Foreign deposits:
Foreign banks deposits	4,343	13.40		6,674	33.66
Other interest bearing deposits	1,501	14	1.25	3,696	17.61
Deposits held for sale	195	1.58		80	—	.58
Total interest bearing deposits	87,429	763	1.17	94,183	507.72
Short-term borrowings	6,353	121	2.55	10,380	94	1.21
Long-term debt	32,061	831	3.47	37,730	749	2.65
Total interest bearing deposits and debt	125,843	1,715	1.82	142,293	1,350	1.27
Tax liabilities and other	1,440	28	2.60	1,068	15	1.88
Total interest bearing liabilities	$127,283	$1,743	1.83%	$143,361	$1,365	1.27%
Net interest income/Interest rate spread		$1,666	1.04%		$1,739	1.01%
Noninterest bearing deposits	25,722			29,998
Other liabilities	7,076			7,266
Total equity	19,931			20,749
Total liabilities and equity	$180,012			$201,374
Net interest margin on average earning assets			1.40%			1.28%
Net interest income to average total assets			1.24%			1.15%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the third quarter of 2018 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the third quarter of 2018 and approximately 19 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains an account in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. This account is generally no longer restricted under U.K. law, though HSBC maintains restrictions on the account as a matter of policy. The HSBC Group is seeking to exit this account. Estimated gross revenue in the third quarter of 2018 on this account, which includes fees and/or commissions, was approximately $31,300.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the third quarter of 2018 was approximately $156.

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
Other Activity The HSBC Group has an insurance company customer in the United Arab Emirates that, during the third quarter of 2018, made four payments for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. HSBC processed all four payments to the hospital made by its customer.
The HSBC Group maintains an account for a customer in Europe that made a payment to an Iranian-owned airline during the third quarter of 2018.

HSBC USA Inc.

For the activity in this section, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2018.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2018. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2018 relating to these frozen accounts.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2018 and 2017, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated Balance Sheet at September 30, 2018 and December 31, 2017, (iv) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2018 and 2017, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 29, 2018

HSBC USA INC.

By:	/s/ MARK A. ZAESKE
Mark A. Zaeske
Senior Executive Vice President and
Chief Financial Officer