Form 10-Q
period 2019-03-31
HSBC USA INC /MD/
filed 2019-05-03
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
$100,000,000 Zero Coupon Callable Accreting Notes due January 15, 2043	HBA/43	New York Stock Exchange
$50,000,000 Zero Coupon Callable Accreting Notes due January 29, 2043	HBA/43A	New York Stock Exchange
As of April 26, 2019, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2019	2018
	(in millions)
Interest income:
Loans	$716	$598
Securities	304	253
Trading securities	63	49
Short-term investments	176	158
Other	18	16
Total interest income	1,277	1,074
Interest expense:
Deposits	333	222
Short-term borrowings	62	33
Long-term debt	312	257
Other	8	10
Total interest expense	715	522
Net interest income	562	552
Provision for credit losses	58	(71)
Net interest income after provision for credit losses	504	623
Other revenues:
Credit card fees, net	12	11
Trust and investment management fees	30	38
Other fees and commissions	147	160
Trading revenue	133	163
Other securities gains, net	7	5
Servicing and other fees from HSBC affiliates	81	99
Gain (loss) on instruments designated at fair value and related derivatives	(9)	30
Other income (loss)	(11)	7
Total other revenues	390	513
Operating expenses:
Salaries and employee benefits	210	207
Support services from HSBC affiliates	380	411
Occupancy expense, net	45	43
Other expenses	115	621
Total operating expenses	750	1,282
Income (loss) before income tax	144	(146)
Income tax expense	35	92
Net income (loss)	$109	$(238)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2019	2018
	(in millions)
Net income (loss)	$109	$(238)
Net change in unrealized gains (losses), net of tax:
Investment securities	179	(195)
Fair value option liabilities attributable to our own credit spread	(111)	12
Derivatives designated as cash flow hedges	14	2
Pension and post-retirement benefit plans	(3)	1
Total other comprehensive income (loss)	79	(180)
Comprehensive income (loss)	$188	$(418)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2019	December 31, 2018
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,238	$1,514
Interest bearing deposits with banks	20,197	15,700
Federal funds sold and securities purchased under agreements to resell (includes $1.0 billion and nil designated under fair value option at March 31, 2019 and December 31, 2018, respectively)	6,924	10,168
Trading assets (includes $2.7 billion and $2.5 billion of assets pledged to creditors at March 31, 2019 and December 31, 2018, respectively)	26,101	21,978
Securities available-for-sale (includes $1.2 billion and $0.8 billion of assets pledged to creditors at March 31, 2019 and December 31, 2018, respectively)	32,040	31,379
Securities held-to-maturity (fair value of $14.3 billion and $14.4 billion at March 31, 2019 and December 31, 2018, respectively)	14,383	14,670
Loans	71,034	68,978
Less – allowance for credit losses	583	541
Loans, net	70,451	68,437
Loans held for sale (includes $98 million and $109 million designated under fair value option at March 31, 2019 and December 31, 2018, respectively)	448	512
Properties and equipment, net	156	158
Goodwill	1,607	1,607
Other assets	7,376	6,325
Total assets	$180,921	$172,448
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$22,081	$25,639
Interest bearing (includes $8.5 billion and $8.2 billion designated under fair value option at March 31, 2019 and December 31, 2018, respectively)	85,061	78,830
Foreign deposits:
Noninterest bearing	178	202
Interest bearing	6,310	6,274
Deposits held for sale	9	10
Total deposits	113,639	110,955
Short-term borrowings (includes $191 million and $560 million designated under fair value option at March 31, 2019 and December 31, 2018, respectively)	9,567	4,180
Long-term debt (includes $12.1 billion and $11.2 billion designated under fair value option at March 31, 2019 and December 31, 2018, respectively)	31,475	30,628
Total debt	154,681	145,763
Trading liabilities	3,908	3,643
Interest, taxes and other liabilities	4,011	2,536
Total liabilities	162,600	151,942
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both March 31, 2019 and December 31, 2018)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both March 31, 2019 and December 31, 2018)	—	—
Additional paid-in capital	15,736	18,136
Retained earnings	1,607	1,471
Accumulated other comprehensive loss	(287)	(366)
Total common equity	17,056	19,241
Total equity	18,321	20,506
Total liabilities and equity	$180,921	$172,448

HSBC USA Inc.

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at March 31, 2019 and December 31, 2018 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

	March 31, 2019	December 31, 2018
	(in millions)
Assets
Other assets	$106	$112
Total assets	$106	$112
Liabilities
Long-term debt	$66	$66
Interest, taxes and other liabilities	36	37
Total liabilities	$102	$103

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31,	2019	2018
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,136	18,130
Return of capital to parent	(2,400)	—
Employee benefit plans	—	(3)
Balance at end of period	15,736	18,127
Retained earnings
Balance at beginning of period	1,471	1,130
Cumulative effect adjustment to initially apply new accounting guidance for leases to recognize the previously deferred gain on the sale and leaseback of property, net of tax	27	—
Reclassification from accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	—	(4)
Cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously measured at cost, net of tax	—	10
Reclassification from accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Legislation")	—	91
Balance at beginning of period, adjusted	1,498	1,227
Net income (loss)	109	(238)
Balance at end of period	1,607	989
Accumulated other comprehensive loss
Balance at beginning of period	(366)	(431)
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	—	4
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation	—	(91)
Balance at beginning of period, adjusted	(366)	(518)
Other comprehensive income (loss), net of tax	79	(180)
Balance at end of period	(287)	(698)
Total common equity	17,056	18,418
Total equity	$18,321	$19,683

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2019	2018
	(in millions)
Cash flows from operating activities
Net income (loss)	$109	$(238)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11	(18)
Provision for credit losses	58	(71)
Net realized gains on securities available-for-sale	(7)	(5)
Net change in other assets and liabilities	1,326	(122)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(593)	(923)
Sales and collections of loans held for sale	621	1,175
Net change in trading assets and liabilities	(3,858)	(18,061)
Lower of amortized cost or fair value adjustments on loans held for sale	—	(3)
Loss (gain) on instruments designated at fair value and related derivatives	9	(30)
Net cash used in operating activities	(2,324)	(18,296)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	3,244	22,804
Securities available-for-sale:
Purchases of securities available-for-sale	(4,408)	(2,161)
Proceeds from sales of securities available-for-sale	2,145	987
Proceeds from maturities of securities available-for-sale	2,123	948
Securities held-to-maturity:
Purchases of securities held-to-maturity	(229)	(900)
Proceeds from maturities of securities held-to-maturity	509	591
Change in loans:
Originations, net of collections	(2,413)	5,012
Loans sold to third parties	381	207
Net cash used for acquisitions of properties and equipment	(8)	—
Outflows related to the sale of a portion of our Private Banking business	(2)	(232)
Other, net	(1)	(11)
Net cash provided by investing activities	1,341	27,245
Cash flows from financing activities
Net change in deposits	2,479	(375)
Debt:
Net change in short-term borrowings	5,387	487
Issuance of long-term debt	1,829	1,517
Repayment of long-term debt	(2,091)	(3,899)
Return of capital to parent	(2,400)	—
Other decreases in capital surplus	—	(3)
Net cash provided by (used in) financing activities	5,204	(2,273)
Net change in cash and due from banks and interest bearing deposits with banks(1)	4,221	6,676
Cash and due from banks and interest bearing deposits with banks at beginning of period(1)	17,214	12,272
Cash and due from banks and interest bearing deposits with banks at end of period(1)	$21,435	$18,948

(1)
As a result of adopting new accounting guidance in 2018, we changed our presentation of cash and cash equivalents to include cash and due from banks as well as interest bearing deposits with banks, which includes restricted cash. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2018 Form 10-K for further discussion. This resulted in an increase in cash provided by investing activities of $6,968 million during the three months ended March 31, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	12	Pension and Other Postretirement Benefits	39
2	Trading Assets and Liabilities	10	13	Fee Income from Contracts with Customers	39
3	Securities	11	14	Related Party Transactions	41
4	Loans	16	15	Business Segments	43
5	Allowance for Credit Losses	25	16	Retained Earnings and Regulatory Capital Requirements	44
6	Loans Held for Sale	27	17	Variable Interest Entities	46
7	Goodwill	27	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	48
8	Leases	28	19	Fair Value Measurements	53
9	Derivative Financial Instruments	29	20	Litigation and Regulatory Matters	67
10	Fair Value Option	35	21	New Accounting Pronouncements	69
11	Accumulated Other Comprehensive Loss	38

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Trading assets:
U.S. Treasury	$5,524	$5,368
U.S. Government agency issued or guaranteed	112	111
U.S. Government sponsored enterprises	61	41
Asset-backed securities	201	208
Corporate and foreign bonds	11,192	10,562
Equity securities	888	751
Precious metals	5,127	1,889
Derivatives, net	2,996	3,048
Total trading assets	$26,101	$21,978
Trading liabilities:
Securities sold, not yet purchased	$687	$738
Payables for precious metals	38	215
Derivatives, net	3,183	2,690
Total trading liabilities	$3,908	$3,643
At March 31, 2019 and December 31, 2018, the fair value of derivatives included in trading assets is net of $2,257 million and $2,013 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2019 and December 31, 2018, the fair value of derivatives included in trading liabilities is net of $2,546 million and $3,458 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

March 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,867	$103	$(312)	$13,658
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,310	35	(75)	5,270
Collateralized mortgage obligations	684	1	(21)	664
Direct agency obligations	3,016	31	(2)	3,045
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,309	3	(113)	5,199
Collateralized mortgage obligations	1,001	8	(22)	987
Direct agency obligations	266	6	—	272
Asset-backed securities collateralized by:
Home equity	42	—	(4)	38
Other	104	5	—	109
Foreign debt securities(1)	2,794	4	—	2,798
Total available-for-sale securities	$32,393	$196	$(549)	$32,040
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,906	$5	$(15)	$1,896
Collateralized mortgage obligations	1,810	38	(16)	1,832
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,114	2	(31)	2,085
Collateralized mortgage obligations	8,540	43	(111)	8,472
Obligations of U.S. states and political subdivisions	11	1	—	12
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$14,383	$89	$(173)	$14,299

HSBC USA Inc.

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,549	$106	$(365)	$13,290
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,541	6	(154)	5,393
Collateralized mortgage obligations	686	1	(35)	652
Direct agency obligations	2,831	37	(2)	2,866
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,442	1	(171)	4,272
Collateralized mortgage obligations	1,140	9	(29)	1,120
Direct agency obligations	295	9	—	304
Asset-backed securities collateralized by:
Home equity	44	—	(2)	42
Other	102	5	—	107
Foreign debt securities(1)	3,330	3	—	3,333
Total available-for-sale securities	$31,960	$177	$(758)	$31,379
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,812	$1	$(34)	$1,779
Collateralized mortgage obligations	1,878	34	(26)	1,886
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,104	2	(63)	2,043
Collateralized mortgage obligations	8,863	35	(176)	8,722
Obligations of U.S. states and political subdivisions	11	—	—	11
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$14,670	$72	$(299)	$14,443

(1)	Foreign debt securities represent public sector entity, bank or corporate debt.
Net unrealized losses were lower within the available-for-sale portfolio as compared with December 31, 2018 due primarily to decreasing yields on U.S. Government sponsored mortgage-backed, U.S. Government agency mortgage-backed, and U.S. Treasury securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at March 31, 2019 and December 31, 2018 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
March 31, 2019	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	9	$(15)	$1,773	42	$(297)	$8,436
U.S. Government sponsored enterprises	1	—	75	166	(98)	3,816
U.S. Government agency issued or guaranteed	4	—	188	73	(135)	4,753
Asset-backed securities	—	—	—	5	(4)	38
Foreign debt securities	10	—	823	1	—	39
Securities available-for-sale	24	$(15)	$2,859	287	$(534)	$17,082
Securities held-to-maturity:
U.S. Government sponsored enterprises	15	$—	$3	578	$(31)	$2,162
U.S. Government agency issued or guaranteed	68	(1)	366	512	(141)	7,622
Obligations of U.S. states and political subdivisions	1	—	—	1	—	—
Securities held-to-maturity	84	$(1)	$369	1,091	$(172)	$9,784

	One Year or Less			Greater Than One Year
December 31, 2018	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	8	$(12)	$1,013	41	$(353)	$8,828
U.S. Government sponsored enterprises	55	(6)	538	159	(185)	3,698
U.S. Government agency issued or guaranteed	8	(2)	106	72	(198)	4,825
Asset-backed securities	1	—	—	4	(2)	42
Foreign debt securities	16	—	1,724	—	—	—
Securities available-for-sale	88	$(20)	$3,381	276	$(738)	$17,393
Securities held-to-maturity:
U.S. Government sponsored enterprises	103	$(8)	$684	511	$(52)	$1,739
U.S. Government agency issued or guaranteed	111	(14)	769	491	(225)	7,372
Obligations of U.S. states and political subdivisions	1	—	—	1	—	—
Securities held-to-maturity	215	$(22)	$1,453	1,003	$(277)	$9,111
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At March 31, 2019 and December 31, 2018, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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
For all securities held in the available-for-sale or held-to-maturity portfolios for which unrealized losses attributed to factors other than credit existed, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. For a complete description of the factors considered when analyzing debt securities for impairments, see Note 4, "Securities," in our 2018 Form 10-K. There have been no material changes in our process for assessing impairment during 2019.
During the three months ended March 31, 2019 and 2018, none of our debt securities were determined to have other-than-temporary impairment, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2019	2018
	(in millions)
Gross realized gains	$16	$9
Gross realized losses	(9)	(4)
Net realized gains	$7	$5

HSBC USA Inc.

Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2019 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at March 31, 2019, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2019.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$298	2.58%	$5,761	2.02%	$4,985	2.14%	$2,823	2.96%
U.S. Government sponsored enterprises	1,187	3.15	1,567	2.75	2,424	2.80	3,832	3.09
U.S. Government agency issued or guaranteed	—	—	74	2.16	7	4.17	6,495	2.73
Asset-backed securities	—	—	—	—	57	5.31	89	4.02
Foreign debt securities	1,398.16		1,396	2.62	—	—	—	—
Total amortized cost	$2,883	1.64%	$8,798	2.25%	$7,473	2.38%	$13,239	2.89%
Total fair value	$2,887		$8,771		$7,301		$13,081
Held-to-maturity:
U.S. Government sponsored enterprises	$50	2.22%	$378	2.71%	$160	2.63%	$3,128	3.00%
U.S. Government agency issued or guaranteed	—	—	14	3.94	25	3.56	10,615	2.66
Obligations of U.S. states and political subdivisions	1	4.71	5	3.44	5	4.19	—	—
Asset-backed securities	—	—	—	—	—	—	2	8.38
Total amortized cost	$51	2.27%	$397	2.76%	$190	2.79%	$13,745	2.74%
Total fair value	$51		$398		$189		$13,661
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Equity securities carried at fair value	$286	$278
Equity securities without readily determinable fair values	7	7
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. At March 31, 2019 and December 31, 2018, none of our equity securities without readily determinable fair values were determined to be impaired.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $151 million and $631 million, respectively, at March 31, 2019 and $156 million and $631 million, respectively, at December 31, 2018.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Commercial loans:
Real estate, including construction	$11,290	$11,344
Business and corporate banking	13,650	13,066
Global banking(1)	21,417	20,167
Other commercial(2)	5,050	4,765
Total commercial	51,407	49,342
Consumer loans:
Residential mortgages	17,368	17,383
Home equity mortgages	941	982
Credit cards	1,040	1,019
Other consumer	278	252
Total consumer	19,627	19,636
Total loans	$71,034	$68,978

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.

(2)
Includes loans to HSBC affiliates which totaled $2,688 million and $2,274 million at March 31, 2019 and December 31, 2018, respectively. See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination costs totaled $76 million and $77 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, we had a net unamortized premium on our loans of $2 million and $11 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at March 31, 2019 and December 31, 2018. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At March 31, 2019	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$3	$2	$5	$11,285	$11,290
Business and corporate banking	17	34	51	13,599	13,650
Global banking	—	—	—	21,417	21,417
Other commercial	—	—	—	5,050	5,050
Total commercial	20	36	56	51,351	51,407
Consumer loans:
Residential mortgages	391	259	650	16,718	17,368
Home equity mortgages	15	25	40	901	941
Credit cards	16	15	31	1,009	1,040
Other consumer	5	5	10	268	278
Total consumer	427	304	731	18,896	19,627
Total loans	$447	$340	$787	$70,247	$71,034

	Past Due		Total Past Due 30 Days or More
At December 31, 2018	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$76	$3	$79	$11,265	$11,344
Business and corporate banking	79	38	117	12,949	13,066
Global banking	—	—	—	20,167	20,167
Other commercial	15	—	15	4,750	4,765
Total commercial	170	41	211	49,131	49,342
Consumer loans:
Residential mortgages	469	254	723	16,660	17,383
Home equity mortgages	14	27	41	941	982
Credit cards	13	14	27	992	1,019
Other consumer	5	5	10	242	252
Total consumer	501	300	801	18,835	19,636
Total loans	$671	$341	$1,012	$67,966	$68,978

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$5	$7
Business and corporate banking	78	70
Global banking	48	65
Other commercial	—	1
Total commercial	131	143
Consumer:
Residential mortgages(1)(2)(3)	344	341
Home equity mortgages(1)(2)	50	55
Consumer nonaccrual loans held for sale	1	1
Total consumer	395	397
Total nonaccruing loans	526	540
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	15	14
Other consumer	5	6
Total consumer	20	20
Total accruing loans contractually past due 90 days or more	21	21
Total nonperforming loans	$547	$561

(1)
At March 31, 2019 and December 31, 2018, nonaccrual consumer mortgage loans held for investment include $262 million and $289 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

Three Months Ended March 31,	2019	2018
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$9	$14
Interest income that was recorded on nonaccrual loans and included in interest income during the period	3	9

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans, which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. TDR Loans are reserved for primarily based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, which generally results in a higher reserve requirement for these loans, or as a practical expedient, the fair value of the collateral if the loan is collateral dependent or, for commercial loans, the observable market price if the loan is traded in the market. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three months ended March 31, 2019 and 2018 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three months ended March 31, 2019 and 2018 and as a result of this action became classified as TDR Loans:

Three Months Ended March 31,	2019	2018
	(in millions)
Consumer loans:
Residential mortgages	1	5
Home equity mortgages	—	2
Credit cards	1	1
Total consumer	2	8
During the three months ended March 31, 2019 and 2018, there were no commercial TDR Loans which were modified and as a result of this action became classified as TDR Loans.
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three months ended March 31, 2019 and 2018 was 1.24 percent and 3.86 percent, respectively.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	March 31, 2019		December 31, 2018
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)(2)
Commercial loans:
Business and corporate banking	$71	$89	$68	$86
Global banking	80	87	113	119
Total commercial(3)	151	176	181	205
Consumer loans:
Residential mortgages(4)	622	709	640	730
Home equity mortgages(4)	34	65	35	65
Credit cards	4	4	3	4
Total consumer	660	778	678	799
Total TDR Loans(5)	$811	$954	$859	$1,004
Allowance for credit losses for TDR Loans:(6)
Commercial loans:
Business and corporate banking	$13		$12
Global banking	—		—
Total commercial	13		12
Consumer loans:
Residential mortgages	2		3
Home equity mortgages	—		1
Credit cards	1		1
Total consumer	3		5
Total allowance for credit losses for TDR Loans	$16		$17

(1)
TDR Loans are considered to be impaired loans. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $59 million and $54 million at March 31, 2019 and December 31, 2018, respectively.

(2)	The carrying value of TDR Loans includes basis adjustments on the loans, such as partial charge-offs.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $149 million and $151 million at March 31, 2019 and December 31, 2018, respectively.

(4)
At March 31, 2019 and December 31, 2018, the carrying value of consumer mortgage TDR Loans held for investment includes $602 million and $615 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	At March 31, 2019 and December 31, 2018, the carrying value of TDR Loans includes $256 million and $286 million, respectively, of loans which are classified as nonaccrual.

(6)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

Three Months Ended March 31,	2019	2018
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Business and corporate banking	$70	$175
Global banking	96	136
Total commercial	166	311
Consumer loans:
Residential mortgages	628	676
Home equity mortgages	34	34
Credit cards	4	4
Total consumer	666	714
Total average balance of TDR Loans	$832	$1,025
Interest income recognized on TDR Loans:
Commercial loans:
Business and corporate banking	$1	$4
Global banking	1	1
Total commercial	2	5
Consumer loans:
Residential mortgages	7	7
Total consumer	7	7
Total interest income recognized on TDR Loans	$9	$12
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three months ended March 31, 2019 and 2018:

Three Months Ended March 31,	2019	2018
	(in millions)
Consumer loans:
Residential mortgages	$2	$2
Home equity mortgages	—	1
Total consumer	$2	$3
During the three months ended March 31, 2019 and 2018, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At March 31, 2019
Real estate, including construction	$2	$2	$4	$1	$4
Business and corporate banking	66	42	108	19	122
Global banking	—	98	98	—	106
Other commercial	—	—	—	—	—
Total commercial	$68	$142	$210	$20	$232
At December 31, 2018
Real estate, including construction	$3	$3	$6	$1	$6
Business and corporate banking	58	37	95	18	109
Global banking	—	133	133	—	140
Other commercial	—	1	1	—	1
Total commercial	$61	$174	$235	$19	$256

(1)	Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $151 million and $181 million at March 31, 2019 and December 31, 2018, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

Three Months Ended March 31,	2019	2018
	(in millions)
Average balance of impaired commercial loans:
Real estate, including construction	$5	$12
Business and corporate banking	102	268
Global banking	116	380
Other commercial	1	—
Total average balance of impaired commercial loans	$224	$660
Interest income recognized on impaired commercial loans:
Business and corporate banking	1	5
Global banking	1	1
Total interest income recognized on impaired commercial loans	$2	$6

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At March 31, 2019
Real estate, including construction	$576	$88	$3	$667
Business and corporate banking	335	340	19	694
Global banking	240	270	—	510
Total commercial	$1,151	$698	$22	$1,871
At December 31, 2018
Real estate, including construction	$452	$93	$4	$549
Business and corporate banking	193	314	15	522
Global banking	262	277	—	539
Other commercial	—	1	—	1
Total commercial	$907	$685	$19	$1,611
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2019
Real estate, including construction	$11,285	$5	$—	$11,290
Business and corporate banking	13,571	78	1	13,650
Global banking	21,369	48	—	21,417
Other commercial	5,050	—	—	5,050
Total commercial	$51,275	$131	$1	$51,407
At December 31, 2018
Real estate, including construction	$11,337	$7	$—	$11,344
Business and corporate banking	12,995	70	1	13,066
Global banking	20,102	65	—	20,167
Other commercial	4,764	1	—	4,765
Total commercial	$49,198	$143	$1	$49,342

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At March 31, 2019
Real estate, including construction	$6,742	$4,548	$11,290
Business and corporate banking	5,642	8,008	13,650
Global banking	15,929	5,488	21,417
Other commercial	4,323	727	5,050
Total commercial	$32,636	$18,771	$51,407
At December 31, 2018
Real estate, including construction	$6,769	$4,575	$11,344
Business and corporate banking	5,674	7,392	13,066
Global banking	14,764	5,403	20,167
Other commercial	3,990	775	4,765
Total commercial	$31,197	$18,145	$49,342

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	March 31, 2019		December 31, 2018
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$356	2.05%	$347	1.99%
Home equity mortgages(1)(2)	29	3.08	30	3.05
Credit cards	22	2.12	20	1.96
Other consumer	7	2.52	8	2.62
Total consumer	$414	2.11%	$405	2.05%

(1)
At March 31, 2019 and December 31, 2018, consumer mortgage loan delinquency includes $223 million and $254 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $1 million and $1 million, respectively, relating to loans held for sale.

(2)	At March 31, 2019 and December 31, 2018, consumer mortgage loans and loans held for sale include $135 million and $125 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2019
Residential mortgages	$17,024	$344	$—	$17,368
Home equity mortgages	891	50	—	941
Credit cards	1,025	—	15	1,040
Other consumer	273	—	5	278
Total consumer	$19,213	$394	$20	$19,627
At December 31, 2018
Residential mortgages	$17,042	$341	$—	$17,383
Home equity mortgages	927	55	—	982
Credit cards	1,005	—	14	1,019
Other consumer	246	—	6	252
Total consumer	$19,220	$396	$20	$19,636
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At March 31, 2019 and December 31, 2018, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,290 million and $3,208 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three months ended March 31, 2019 and 2018:

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Three Months Ended March 31, 2019
Allowance for credit losses – beginning of period	$116	$219	$108	$15	$13	$7	$58	$5	$541
Provision charged (credited) to income	3	22	14	—	(1)	1	16	3	58
Charge-offs	—	(2)	—	—	(4)	(1)	(13)	(1)	(21)
Recoveries	—	—	—	—	2	1	2	—	5
Net (charge-offs) recoveries	—	(2)	—	—	(2)	—	(11)	(1)	(16)
Allowance for credit losses – end of period	$119	$239	$122	$15	$10	$8	$63	$7	$583
Ending balance: collectively evaluated for impairment	$118	$220	$122	$15	$8	$8	$62	$7	$560
Ending balance: individually evaluated for impairment	1	19	—	—	2	—	1	—	23
Total allowance for credit losses	$119	$239	$122	$15	$10	$8	$63	$7	$583

HSBC USA Inc.

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Loans:
Collectively evaluated for impairment(1)	$11,286	$13,542	$21,319	$5,050	$16,495	$882	$1,036	$278	$69,888
Individually evaluated for impairment(2)	4	108	98	—	50	4	4	—	268
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	823	55	—	—	878
Total loans	$11,290	$13,650	$21,417	$5,050	$17,368	$941	$1,040	$278	$71,034

Three Months Ended March 31, 2018
Allowance for credit losses – beginning of period	$82	$244	$264	$18	$25	$11	$32	$5	$681
Provision charged (credited) to income	10	(34)	(49)	1	(10)	(1)	12	—	(71)
Charge-offs	—	(25)	(5)	—	—	(2)	(8)	(1)	(41)
Recoveries	—	22	1	—	3	2	2	—	30
Net (charge-offs) recoveries	—	(3)	(4)	—	3	—	(6)	(1)	(11)
Allowance for credit losses – end of period	$92	$207	$211	$19	$18	$10	$38	$4	$599
Ending balance: collectively evaluated for impairment	$91	$168	$149	$19	$13	$9	$37	$4	$490
Ending balance: individually evaluated for impairment	1	39	62	—	5	1	1	—	109
Total allowance for credit losses	$92	$207	$211	$19	$18	$10	$38	$4	$599

Loans:
Collectively evaluated for impairment(1)	$11,042	$12,532	$18,967	$4,578	$16,375	$1,071	$766	$365	$65,696
Individually evaluated for impairment(2)	12	286	322	—	55	3	4	—	682
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	895	65	—	—	960
Total loans	$11,054	$12,818	$19,289	$4,578	$17,325	$1,139	$770	$365	$67,338

(1)
Other commercial includes loans to HSBC affiliates totaling $2,688 million and $1,920 million at March 31, 2019 and 2018, respectively, for which we do not carry an associated allowance for credit losses.

(2)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $602 million and $644 million at March 31, 2019 and 2018, respectively.

HSBC USA Inc.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Commercial loans:
Real estate, including construction	$33	$27
Global banking	383	367
Total commercial	416	394
Consumer loans:
Residential mortgages	32	65
Other consumer	—	53
Total consumer	32	118
Total loans held for sale	$448	$512
Commercial Loans Included in commercial loans held for sale are certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $318 million and $285 million at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, we reversed nil and $3 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded on commercial loans held for sale as a component of other income (loss) in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $98 million and $109 million at March 31, 2019 and December 31, 2018, respectively. See Note 10, "Fair Value Option," for additional information.
Consumer Loans Included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income (loss).
During the first quarter of 2019, we transferred $53 million of student loans that were previously classified as other consumer loans held for sale back to held for investment as we now intend to hold these loans for the foreseeable future.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for agency-eligible residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income (loss), was less than $1 million during both the three months ended March 31, 2019 and 2018.
Valuation Allowances Excluding the commercial loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $2 million and $4 million at March 31, 2019 and December 31, 2018, respectively. The valuation allowance on commercial loans held for sale was nil and $3 million at March 31, 2019 and December 31, 2018, respectively.

7. Goodwill

Goodwill was $1,607 million at both March 31, 2019 and December 31, 2018. Goodwill for these periods reflects accumulated impairment losses of $670 million, which were recognized in prior periods. During the first quarter of 2019, there were no events or changes in circumstances to indicate that it is more likely than not the fair values of any of our reporting units have reduced below their respective carrying amounts.

HSBC USA Inc.

8. Leases

We have entered into operating leases for premises and equipment. As discussed more fully in Note 21, "New Accounting Pronouncements," beginning January 1, 2019, lease right-of-use ("ROU") assets and lease liabilities for operating leases are recognized at commencement date based on the present value of lease payments over the lease term, discounted using our incremental borrowing rate. Operating lease ROU assets are recorded in other assets while operating lease liabilities are recorded in interest, taxes and other liabilities. We have not entered into any finance leases.
Certain leases contain options to renew or terminate the lease which are recognized as part of our ROU assets and liabilities when it is reasonably certain the options will be exercised. Certain leases also contain escalation clauses. We have lease agreements that contain both lease and non-lease components, such as maintenance costs, which are accounted for separately. We do not recognize ROU assets or lease liabilities for short-term leases with a term of 12 months or less. In addition, variable lease payments for real estate taxes, insurance, maintenance and utilities, which are generally based on our pro rata share of the total property, are not included in the measurement of the ROU assets or lease liabilities and are expensed as incurred.
We have entered into agreements to sublease certain office space, including agreements to receive rental income from our affiliates for rent. As owner or lessee of the properties, we have entered into agreements with affiliates to charge them rent based on the office space utilized by their employees during the period. See Note 14, "Related Party Transactions," for further disclosure.
The following table summarizes the components of total operating lease costs, net and provides supplemental cash flow information related to leases:

Three Months Ended March 31,	2019
(in millions)
Operating lease cost	$32
Short-term lease cost	4
Variable lease cost	14
Sublease income	(14)
Total operating lease costs, net	$36

Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$31
ROU assets recognized for new operating lease liabilities	10
The following table presents information about our operating lease ROU assets and liabilities:

March 31, 2019
(dollars are in millions)
Operating lease ROU assets(1)	$767
Operating lease liabilities	817
Weighted-average remaining lease term	7.5 years
Weighted-average discount rate	3.2%

(1)	Reported net of level lease adjustments and exit cost obligations.

HSBC USA Inc.

The following table presents a maturity analysis of our operating lease liabilities at March 31, 2019:

Year Ending December 31,
(in millions)
2019	$87
2020	135
2021	136
2022	133
2023	131
Thereafter	316
Total operating lease payments	938
Less - imputed interest	(121)
Total operating lease liabilities	$817
At March 31, 2019, we had $4 million of additional operating leases for premises that have not yet commenced.
For comparative periods prior to the adoption of the new accounting guidance on January 1, 2019, we have retained the following disclosures as previously reported. Net rental expense under operating leases, which did not include certain variable lease costs, was $23 million during the three months ended March 31, 2018.
Future net minimum lease commitments under noncancellable operating lease arrangements at December 31, 2018, which did not include renewals, were as follows:

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

HSBC USA Inc.

	March 31, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$—	$—	$6	$—
Bilateral OTC(2)	—	133	—	117
Interest rate contracts	—	133	6	117
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	28	1	11	32
Interest rate contracts - bilateral OTC(2)	—	20	—	13
Total derivatives accounted for as hedges	28	154	17	162
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	6	17	2	45
OTC-cleared(2)	71	16	50	14
Bilateral OTC(2)	10,006	10,920	9,866	10,780
Interest rate contracts	10,083	10,953	9,918	10,839
Exchange-traded(2)	3	17	—	15
OTC-cleared (2)	—	5	—	—
Bilateral OTC(2)	13,563	13,105	15,897	15,684
Foreign exchange contracts	13,566	13,127	15,897	15,699
Equity contracts - bilateral OTC(2)	2,603	2,590	2,034	2,061
Exchange-traded(2)	271	99	16	274
Bilateral OTC(2)	472	607	829	626
Precious metals contracts	743	706	845	900
OTC-cleared(2)	226	193	125	107
Bilateral OTC(2)	944	933	825	831
Credit contracts	1,170	1,126	950	938
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	159	134	133	216
Foreign exchange contracts - bilateral OTC(2)	15	1	13	2
Equity contracts - bilateral OTC(2)	877	279	512	805
Credit contracts - bilateral OTC(2)	1	11	6	9
Other contracts - bilateral OTC(2)(4)	5	42	5	40
Total derivatives	29,250	29,123	30,330	31,671
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	23,267	23,267	25,172	25,172
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	2,832	2,553	2,020	3,675
Net amounts of derivative assets / liabilities presented in the balance sheet	3,151	3,303	3,138	2,824
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	668	1,462	832	568
Net amounts of derivative assets / liabilities	$2,483	$1,841	$2,306	$2,256

(1)
Derivative assets / liabilities related to cash flow hedges, fair value hedges and derivative instruments held for purposes other than for trading are recorded in other assets / interest, taxes and other liabilities on the consolidated balance sheet.

(2)
Over-the-counter ("OTC") derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements. OTC-cleared derivatives are executed bilaterally in the OTC market but then novated to a central clearing counterparty, whereby the central clearing counterparty becomes the counterparty to each of the original counterparties. Exchange traded derivatives are executed directly on an organized exchange. Credit risk is minimized for OTC-cleared derivatives and exchange traded derivatives through daily margining requirements. In addition, OTC-cleared interest-rate derivatives with certain central clearing counterparties are settled daily.

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
Fair Value Hedges  In the normal course of business, we hold fixed-rate loans and securities and issue fixed-rate senior and subordinated debt obligations. The fair value of fixed-rate assets and liabilities fluctuates in response to changes in interest rates. We utilize interest rate swaps, forward and futures contracts to minimize our exposure to changes in fair value caused by interest rate volatility. The changes in the fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is discontinued and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item.
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at March 31, 2019, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At March 31, 2019
Securities available-for-sale ("AFS")	$12,851	$374	$209	$583
Long-term debt	12,533	123	(61)	62

(1)	The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their locations on the consolidated statement of income (loss):

	Gain (Loss) on Derivatives(1)		Gain (Loss) on Hedged Items(1)		Net Ineffective Gain (Loss) Recognized(1)
	Net Interest Income	Other Income (Loss)	Net Interest Income	Other Income (Loss)	Other Income (Loss)
	(in millions)
Three Months Ended March 31, 2019
Interest rate contracts / Securities AFS	$(257)	$—	$350	$—	$—
Interest rate contracts / Long-term debt	84	—	(199)	—	—
Total	$(173)	$—	$151	$—	$—

Three Months Ended March 31, 2018
Interest rate contracts / Securities AFS	$(23)	$362	$87	$(357)	$5
Interest rate contracts / Long-term debt	(6)	(60)	(57)	61	1
Total	$(29)	$302	$30	$(296)	$6

(1)
As a result of adopting new accounting guidance discussed in Note 21, "New Accounting Pronouncements," beginning January 1, 2019, we report gains and losses on the derivatives and the hedged items in fair value hedges in net interest income. Prior to January 1, 2019, fair value hedge ineffectiveness was separately measured and reported in other income (loss).

Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with a qualifying cash flow hedge are recognized in other comprehensive income (loss). When the cash flows being hedged materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive loss ("AOCI") is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is discontinued because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in AOCI unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings.
At March 31, 2019, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 31, 2019, $10 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $4 million during the three months ended March 31, 2018. During the next twelve months, we expect to amortize $32 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their locations on the consolidated statement of income (loss):

	Gain (Loss) Recognized in AOCI on Derivatives(1)		Location of Gain (Loss) Reclassified from AOCI into Income(1)	Gain (Loss) Reclassified From AOCI into Income(1)
	2019	2018		2019	2018
	(in millions)
Three Months Ended March 31,
Foreign exchange contracts	$1	$(5)	Net interest income	$—	$—
Interest rate contracts	7	3	Net interest income	(10)	(4)
Total	$8	$(2)		$(10)	$(4)

(1)
As a result of adopting new accounting guidance discussed in Note 21, "New Accounting Pronouncements," beginning January 1, 2019, gains and losses on the derivatives in cash flow hedges are initially reported in AOCI and then reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. Prior to January 1, 2019, cash flow hedge ineffectiveness was separately measured and reported immediately in other income (loss). Cash flow hedge ineffectiveness was immaterial during the three months ended March 31, 2018.

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

•
Forward purchases or sales of to-be-announced ("TBA") securities used to economically hedge changes in the fair value of agency-eligible residential mortgage loans held for sale attributable to changes in market interest rates. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in other income (loss). See Note 6, "Loans Held for Sale," for additional information.

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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2019	2018
		(in millions)
Interest rate contracts	Trading revenue	$56	$203
Foreign exchange contracts	Trading revenue	137	(100)
Equity contracts	Trading revenue	(89)	(3)
Precious metals contracts	Trading revenue	(134)	130
Credit contracts	Trading revenue	(122)	(3)
Total		$(152)	$227

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2019	2018
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$156	$(162)
Interest rate contracts	Other income (loss)	(1)	—
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	(1)	(2)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	914	(339)
Credit contracts	Other income (loss)	(10)	(2)
Other contracts(1)	Other income (loss)	(6)	(2)
Total		$1,052	$(507)

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at March 31, 2019 was $802 million, for which we had posted collateral of $645 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2018 was $979 million, for which we had posted collateral of $422 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$33	$41

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2019	December 31, 2018
	(in millions)
Interest rate:
Futures and forwards	$750,139	$787,049
Swaps	2,993,980	3,203,048
Options written	104,512	106,009
Options purchased	110,755	107,561
	3,959,386	4,203,667
Foreign exchange:
Swaps, futures and forwards	1,177,668	1,052,088
Options written	43,821	30,567
Options purchased	45,005	31,069
Spot	42,675	31,084
	1,309,169	1,144,808
Commodities, equities and precious metals:
Swaps, futures and forwards	43,310	41,328
Options written	35,600	28,595
Options purchased	47,339	40,236
	126,249	110,159
Credit derivatives	117,225	97,298
Other contracts(1)	872	736
Total	$5,512,901	$5,556,668

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At March 31, 2019 and

HSBC USA Inc.

December 31, 2018, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At March 31, 2019
Commercial loans held for sale	$98	$106	$(8)
Securities purchased under resale agreements	961	961	—
Securities sold under repurchase agreements	191	191	—
Fixed rate long-term debt	2,052	1,750	302
Hybrid instruments:
Structured deposits	8,465	8,790	(325)
Structured notes	10,029	9,393	636
At December 31, 2018
Commercial loans held for sale	$109	$120	$(11)
Securities sold under repurchase agreements	560	560	—
Fixed rate long-term debt	1,935	1,750	185
Hybrid instruments:
Structured deposits	8,154	8,441	(287)
Structured notes	9,314	9,546	(232)

HSBC USA Inc.

Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the three months ended March 31, 2019 and 2018:

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2019
Interest rate and other components(1)	$—	$—	$—	$(69)	$(1,012)	$(1,081)
Credit risk component(2)	3	—	—	—	—	3
Total mark-to-market on financial instruments designated at fair value	3	—	—	(69)	(1,012)	(1,078)
Mark-to-market on related derivatives	—	—	—	53	1,006	1,059
Net realized gain on related long-term debt derivatives	—	—	—	10	—	10
Gain (loss) on instruments designated at fair value and related derivatives	$3	$—	$—	$(6)	$(6)	$(9)

Three Months Ended March 31, 2018
Interest rate and other components(1)	$—	$—	$(1)	$88	$442	$529
Credit risk component(2)	4	—	—	—	—	4
Total mark-to-market on financial instruments designated at fair value	4	—	(1)	88	442	533
Mark-to-market on related derivatives	—	—	—	(77)	(439)	(516)
Net realized gain on related long-term debt derivatives	—	—	—	13	—	13
Gain (loss) on instruments designated at fair value and related derivatives	$4	$—	$(1)	$24	$3	$30

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

(2)	The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income (loss).

HSBC USA Inc.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended March 31,	2019	2018
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(519)	$(250)
Cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax of $2 million(1)	—	4
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	—	(53)
Balance at beginning of period, adjusted	(519)	(299)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $55 million and $(63) million, respectively	180	(193)
Reclassification adjustment for gains realized in net income (loss), net of tax of $(2) million and $(1) million, respectively(2)	(5)	(4)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $1 million and $1 million, respectively(3)	4	2
Total other comprehensive income (loss) for period	179	(195)
Balance at end of period	(340)	(494)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	301	(19)
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	—	(4)
Balance at beginning of period, adjusted	301	(23)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(35) million and $5 million, respectively	(111)	12
Total other comprehensive income (loss) for period	(111)	12
Balance at end of period	190	(11)
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(159)	(164)
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	—	(35)
Balance at beginning of period, adjusted	(159)	(199)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $2 million and less than $(1) million, respectively	6	(1)
Reclassification adjustment for losses realized in net income (loss), net of tax of $2 million and $1 million, respectively(4)	8	3
Total other comprehensive income (loss) for period	14	2
Balance at end of period	(145)	(197)
Pension and postretirement benefit liability:
Balance at beginning of period	11	2
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	—	1
Balance at beginning of period, adjusted	11	3
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $(1) million and less than $1 million, respectively	(3)	1
Total other comprehensive income for period	(3)	1
Balance at end of period	8	4
Total accumulated other comprehensive loss at end of period	$(287)	$(698)

(1)	See Note 2, "Summary of Significant Accounting Polices and New Accounting Pronouncements," in our 2018 Form 10-K for additional discussion.

(2)	Amount reclassified to net income (loss) is included in other securities gains, net in our consolidated statement of income (loss).

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

HSBC USA Inc.

(4)	Amount reclassified to net income (loss) is included in net interest income in our consolidated statement of income (loss).

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

Three Months Ended March 31,	2019	2018
	(in millions)
Interest cost on projected benefit obligation	$15	$15
Expected return on plan assets	(18)	(21)
Amortization of net actuarial loss	7	5
Administrative costs	1	1
Pension expense	$5	$—
Postretirement Plans Other Than Pensions  Our employees also participate in plans which provide medical and life insurance benefits to certain retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits. Net periodic postretirement benefit cost was less than $1 million during both the three months ended March 31, 2019 and 2018.

13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three months ended March 31, 2019 and 2018. Following the table is a description of the various types of fee-based activities and how revenue associated with these activities is recognized.

Three Months Ended March 31,	2019	2018
	(in millions)
Credit card fees, net	$12	$11
Trust and investment management fees	30	38
Other fees and commissions:
Account services(1)	65	69
Credit facilities	69	78
Other fees(1)	13	13
Total other fees and commissions	147	160
Servicing and other fees from HSBC affiliates	81	99
Insurance(2)	2	3
Total fee income from contracts with customers	272	311
Other non-fee revenues	118	202
Total other revenues(3)	$390	$513

(1)
During the fourth quarter of 2018, we concluded that certain wire transfer fees would be better presented in account services as opposed to other fees. As a result, we have reclassified $4 million of wire transfer fees from other fees to account services during the three months ended March 31, 2018 to conform with the current year presentation.

(2)	Included within other income (loss) in the consolidated statement of income (loss).

(3)	See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net Credit card fees, net includes interchange fees earned from merchants who accept our cards in connection with the purchase of their goods and/or services. These fees are recognized when we satisfy the performance obligation by simultaneously approving a card holder's purchase at the point of sale and remitting payment to the merchant. We recognized

HSBC USA Inc.

interchange fees of $22 million and $21 million during the three months ended March 31, 2019 and 2018, respectively. Annual fees on credit cards, net of direct lending costs, are billed upfront and recognized on a straight-line basis over one year. Other credit card fees such as cash advance and over-limit fees are transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. Costs related to our credit card rewards program vary based on multiple factors including card holder activity, card holder reward redemption rates and card holder reward selections. These costs are recorded when the rewards are earned by the customer and are presented as a reduction to credit card fees. Credit card rewards program costs totaled $12 million during both the three months ended March 31, 2019 and 2018.
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

HSBC USA Inc.

Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively totaled $2 million at both March 31, 2019 and December 31, 2018. We expect to recognize this revenue over a remaining period of one year or less.
Other than as described above under trust and investment management fees, we do not use significant judgments in the determination of the amount and timing of fee income from contracts with customers. Additionally, costs to obtain or fulfill contracts with customers were immaterial.

14. Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. HSBC policy requires that these transactions occur at prevailing market rates and terms and, where applicable, these transactions are compliant with United States banking regulations. All extensions of credit by (and certain credit exposures of) HSBC Bank USA, National Association ("HSBC Bank USA") to other HSBC affiliates (other than Federal Deposit Insurance Corporation insured banks) are legally required to be secured by eligible collateral. The following tables and discussions below present the more significant related party balances and the income (expense) generated by related party transactions:

	March 31, 2019	December 31, 2018
	(in millions)
Assets:
Cash and due from banks	$241	$245
Interest bearing deposits with banks	978	1,000
Trading assets	27	102
Loans	2,688	2,274
Other(1)	623	169
Total assets	$4,557	$3,790
Liabilities:
Deposits	$13,783	$12,000
Trading liabilities	239	349
Short-term borrowings	736	638
Long-term debt	7,846	7,845
Other(1)	350	333
Total liabilities	$22,954	$21,165

(1)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

Three Months Ended March 31,	2019	2018
	(in millions)
Income (Expense):
Interest income	$43	$22
Interest expense	(124)	(78)
Net interest expense	(81)	(56)
Trading revenue (expense)	(1,514)	1,158
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	35	41
HSBC Markets (USA) Inc. ("HMUS")	30	31
Other HSBC affiliates	16	27
Total servicing and other fees from HSBC affiliates	81	99
Gain (loss) on instruments designated at fair value and related derivatives	1,008	(438)
Support services from HSBC affiliates:
HSBC Technology & Services (USA) ("HTSU")	(277)	(298)
HMUS	(27)	(31)
Other HSBC affiliates	(76)	(82)
Total support services from HSBC affiliates	(380)	(411)
Rental income from HSBC affiliates, net(1)	12	12
Stock based compensation expense(2)	(6)	(5)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both March 31, 2019 and December 31, 2018, long-term debt with affiliates reflected $7.8 billion of borrowings from HSBC North America. The outstanding balances include $1.5 billion of fixed-rate senior debt which matures in March 2021, $2.0 billion of fixed-rate senior debt which matures in May 2021, $0.9 billion of floating-rate subordinated debt which matures in May 2025, $2.0 billion of fixed-rate senior debt which matures in September 2025 and $1.5 billion of fixed-rate senior debt which matures in March 2026.
We have a $150 million uncommitted line of credit with HSBC North America. There was no outstanding balance under this credit facility at either March 31, 2019 or December 31, 2018.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSBC Securities (USA) Inc. ("HSI"). In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2019 and December 31, 2018, we had the following loan balances outstanding with HSBC affiliates:

	March 31, 2019	December 31, 2018
	(in millions)
HMUS and subsidiaries	$2,360	$2,235
HSBC Bank Canada	250	—
Other short-term affiliate lending	78	39
Total loans	$2,688	$2,274
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $12.8 billion at both March 31, 2019 and December 31, 2018 of which $2.4 billion and $2.2 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.

HSBC USA Inc.

HSBC Bank Canada We have extended an uncommitted line of credit to HSBC Bank Canada in the amount of $500 million at both March 31, 2019 and December 31, 2018 of which $250 million and nil was outstanding at March 31, 2019 and December 31, 2018, respectively. The outstanding balance matures in May 2019.
We have extended lines of credit to various other HSBC affiliates totaling $4.0 billion which did not have any outstanding balances at either March 31, 2019 or December 31, 2018.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At March 31, 2019 and December 31, 2018, there were $78 million and $39 million, respectively, of these loans outstanding.
Derivative Contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $897.0 billion and $809.5 billion at March 31, 2019 and December 31, 2018, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $79 million and $108 million at March 31, 2019 and December 31, 2018, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 22, "Related Party Transactions," in our 2018 Form 10-K. There have been no significant changes in these activities since December 31, 2018.
Other Transactions with HSBC Affiliates:
At both March 31, 2019 and December 31, 2018, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," in our 2018 Form 10-K for additional details.
During the first quarter of 2019, we paid a distribution on our common stock of $2.4 billion from surplus capital to HSBC North America. See Note 16, "Retained Earnings and Regulatory Capital Requirements," for additional details.

15. Business Segments

We have five distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M"), Private Banking ("PB") and a Corporate Center ("CC"). There have been no changes in the basis of our segmentation as compared with the presentation in our 2018 Form 10-K.
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
Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from this activity or the relationship of this activity to other segment activity. These inter-segment transactions have not been eliminated, and we generally account for them as if they were with third parties.
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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2018 Form 10-K.
A summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 23, "Business Segments," in our 2018 Form 10-K. Other than the change discussed below, there have been no other significant changes since December 31, 2018 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.

Property - The sale and leaseback of our 452 Fifth Avenue property, including the 1 W. 39th Street building, in 2010 resulted in the recognition of a gain under the Group Reporting Basis, while under U.S. GAAP, such gain was historically deferred and was being recognized over the lease term. In January 2019, we adopted new accounting guidance under U.S. GAAP which resulted in a cumulative effect adjustment to recognize the previously deferred gain in retained earnings as of January 1, 2019.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2019
Net interest income	$221	$201	$151	$37	$14	$624	$6	$(68)	$562
Other operating income	65	58	175	16	24	338	(17)	69	390
Total operating income	286	259	326	53	38	962	(11)	1	952
Expected credit losses / provision for credit losses	21	6	(17)	(1)	1	10	41	7	58
	265	253	343	54	37	952	(52)	(6)	894
Operating expenses	311	138	206	53	40	748	8	(6)	750
Profit (loss) before income tax expense	$(46)	$115	$137	$1	$(3)	$204	$(60)	$—	$144
Balances at end of period:
Total assets	$18,733	$25,612	$78,899	$6,686	$79,715	$209,645	$(28,724)	$—	$180,921
Total loans, net	16,885	24,447	20,068	5,584	2,230	69,214	(1,797)	3,034	70,451
Goodwill	581	358	—	321	—	1,260	347	—	1,607
Total deposits	33,459	22,323	28,274	7,540	6,629	98,225	(2,827)	18,241	113,639

Three Months Ended March 31, 2018
Net interest income	$216	$186	$149	$47	$15	$613	$8	$(69)	$552
Other operating income	93	55	197	20	83	448	(11)	76	513
Total operating income	309	241	346	67	98	1,061	(3)	7	1,065
Expected credit losses / provision for credit losses	3	(10)	(14)	(3)	3	(21)	(51)	1	(71)
	306	251	360	70	95	1,082	48	6	1,136
Operating expenses	325	151	216	61	532	1,285	(9)	6	1,282
Profit (loss) before income tax expense	$(19)	$100	$144	$9	$(437)	$(203)	$57	$—	$(146)
Balances at end of period:
Total assets	$18,533	$24,421	$85,481	$7,356	$77,074	$212,865	$(30,830)	$—	$182,035
Total loans, net	16,665	23,402	18,100	6,132	1,791	66,090	(683)	1,332	66,739
Goodwill	581	358	—	321	—	1,260	347	—	1,607
Total deposits	34,822	23,573	33,778	7,970	3,635	103,778	(2,803)	16,978	117,953

(1)	Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis.

(2)	Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

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

HSBC USA Inc.

In early 2019, HSBC Bank USA's Board of Directors approved a common stock return of capital of $2.4 billion to HSBC USA and HSBC USA's Board of Directors approved a distribution on its common stock of $2.4 billion from surplus capital to HSBC North America, which were paid in February 2019.
HSBC Bank USA is also required to maintain reserve balances either in the form of vault cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. At March 31, 2019 and December 31, 2018, HSBC Bank USA was required to maintain $2,237 million and $2,205 million, respectively, of reserve balances with the Federal Reserve Bank which are reported within interest bearing deposits with banks on the consolidated balance sheet.
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$15,374	4.5%	(2)	11.9%	$17,459	4.5%	(2)	13.6%
HSBC Bank USA	17,376	6.5		13.9	19,456	6.5		15.7
Tier 1 capital ratio:
HSBC USA	16,639	6.0		12.9	18,724	6.0		14.6
HSBC Bank USA	19,876	8.0		15.9	21,956	8.0		17.7
Total capital ratio:
HSBC USA	20,059	10.0		15.6	21,972	10.0		17.2
HSBC Bank USA	23,248	10.0		18.6	25,293	10.0		20.4
Tier 1 leverage ratio:
HSBC USA	16,639	4.0	(2)	9.6	18,724	4.0	(2)	11.0
HSBC Bank USA	19,876	5.0		11.7	21,956	5.0		13.1
Supplementary leverage ratio ("SLR"):
HSBC USA	16,639	3.0	(3)	6.7	18,724	3.0	(3)	7.6
HSBC Bank USA	19,876	3.0	(3)	8.2	21,956	3.0	(3)	9.1
Risk-weighted assets:(4)
HSBC USA	128,729				127,917
HSBC Bank USA	125,217				124,112
Adjusted quarterly average assets:(5)
HSBC USA	173,253				170,565
HSBC Bank USA	170,139				168,154
Total leverage exposure:(6)
HSBC USA	247,547				245,796
HSBC Bank USA	242,946				242,264

(1)
HSBC USA and HSBC Bank USA are categorized as "well-capitalized," as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There are no common equity Tier 1 or Tier 1 leverage ratio components in the definition of a well-capitalized bank holding company. The ratios shown are the regulatory minimum ratios.

(3)	There is no SLR component in the definition of a well-capitalized banking institution. The ratios shown are the regulatory minimum ratios.

(4)	Calculated using the generally-applicable Standardized Approach.

(5)	Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

(6)	Represents the SLR denominator which includes adjusted quarterly average assets plus certain off-balance sheet exposures.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at March 31, 2019 and December 31, 2018 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	March 31, 2019		December 31, 2018
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$106	$—	$112	$—
Long-term debt	—	66	—	66
Interest, taxes and other liabilities	—	36	—	37
Total	$106	$102	$112	$103
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at March 31, 2019 and December 31, 2018:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At March 31, 2019
Structured note vehicles	$1,527	$510	$12	$1,515
Limited partnership investments	2,010	473	234	543
Total	$3,537	$983	$246	$2,058
At December 31, 2018
Structured note vehicles	$3,033	$1,803	$20	$3,003
Limited partnership investments	1,578	454	209	454
Total	$4,611	$2,257	$229	$3,457
Information on the types of VIEs with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $1,515 million at March 31, 2019 will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
During the first quarter of 2019, one of the structured note vehicles was unwound and our investment in the structured note vehicle along with the related derivatives were terminated. As a result, we recognized a loss of approximately $39 million, reflecting a payment made to the derivative counterparty as a result of the termination. At the time of unwind, our investment in the structured note vehicle had a total carrying value of $1,293 million, which was recorded in trading assets on the consolidated balance sheet.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at March 31, 2019 and December 31, 2018. Following the table is a description of the various arrangements.

	March 31, 2019		December 31, 2018
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$(266)	$55,005	$(562)	$45,384
Financial standby letters of credit, net of participations(3)(4)	—	5,479	—	5,302
Performance standby letters of credit, net of participations(3)(4)	—	3,472	—	3,670
Total	$(266)	$63,956	$(562)	$54,356

(1)	Includes $32,510 million and $25,734 million of notional issued for the benefit of HSBC affiliates at March 31, 2019 and December 31, 2018, respectively.

(2)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

(3)	Includes $1,414 million and $1,321 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at March 31, 2019 and December 31, 2018, respectively.

(4)	For standby letters of credit, maximum loss represents losses to be recognized assuming the letters of credit have been fully drawn and the obligors have defaulted with zero recovery.
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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(266)	$55,005	$(562)	$45,384
Buy-protection credit derivative positions	324	62,220	601	51,914
Net position(1)	$58	$7,215	$39	$6,530

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $44 million and $43 million at March 31, 2019 and December 31, 2018, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $17 million and $16 million at March 31, 2019 and December 31, 2018, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at March 31, 2019 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	3.4	$29,090	$12,582	$41,672
Index credit derivatives	4.3	5,367	6,627	11,994
Total return swaps	2.5	1,075	264	1,339
Subtotal		35,532	19,473	55,005
Standby Letters of Credit(2)	1.2	7,391	1,560	8,951
Total		$42,923	$21,033	$63,956

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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

HSBC USA Inc.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation described in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K. Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders.
Beginning in 2016 and into 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $42 million and $40 million at March 31, 2019 and December 31, 2018, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. In 2017, we entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 9, "Derivative Financial Instruments," for further information.
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
Lease Obligations We are obligated under a number of noncancellable operating leases for premises and equipment. See Note 8, "Leases," for a full discussion of our leases, including a maturity analysis of our operating lease liabilities.
Mortgage Loan Repurchase Obligations  We have provided various representations and warranties related to the origination and sale of mortgage loans including, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the government agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. From 2013 to 2017, we sold agency-eligible mortgage loan originations directly to PHH Mortgage Corporation and they are responsible for origination representations and warranties for all such loans. With the insourcing of our mortgage fulfillment operations, beginning with 2018 applications, we are now responsible for origination representations and warranties for all agency-eligible mortgage loan originations sold to third parties.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $3 million and $2 million at March 31, 2019 and December 31, 2018, respectively.
There were no changes in our estimated repurchase liability during both the three months ended March 31, 2019 and 2018 for obligations arising from the breach of representations and warranties associated with mortgage loans sold.
Our repurchase liability of $8 million at March 31, 2019 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25

HSBC USA Inc.

million at March 31, 2019. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $3.7 billion and $3.8 billion at March 31, 2019 and December 31, 2018, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Interest bearing deposits with banks	$2,176	$3,225
Trading assets(1)	2,845	2,465
Securities available-for-sale(2)	7,631	7,440
Securities held-to-maturity(2)	2,341	1,747
Loans(3)	18,546	18,189
Other assets(4)	1,835	2,289
Total	$35,374	$35,355

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,201 million and $822 million at March 31, 2019 and December 31, 2018, respectively. The fair value of trading assets that could be sold or repledged was $2,707 million and $2,464 million at March 31, 2019 and December 31, 2018, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $11,208 million and $13,004 million at March 31, 2019 and December 31, 2018, respectively. Of this collateral, $10,158 million and $11,904 million could be sold or repledged at March 31, 2019 and December 31, 2018, respectively, of which $3,633 million and $243 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.

The following table provides information about resale and repurchase agreements that are subject to offset at March 31, 2019 and December 31, 2018:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At March 31, 2019
Assets:
Securities purchased under resale agreements	$10,498	$3,574	$6,924	$6,918	$—	$6
Liabilities:
Securities sold under repurchase agreements	$7,288	$3,574	$3,714	$3,712	$—	$2

At December 31, 2018
Assets:
Securities purchased under resale agreements	$12,035	$1,867	$10,168	$10,165	$—	$3
Liabilities:
Securities sold under repurchase agreements	$3,333	$1,867	$1,466	$1,458	$—	$8

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at March 31, 2019 and December 31, 2018:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At March 31, 2019
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$5,810	$253	$93	$500	$500	$7,156
Foreign debt securities	16	116	—	—	—	132
Total repurchase agreements accounted for as secured borrowings	$5,826	$369	$93	$500	$500	$7,288

At December 31, 2018
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1,773	$369	$—	$191	$1,000	$3,333

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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income (loss).

	Fair Value Measurements on a Recurring Basis
March 31, 2019	Level 1	Level 2	Level 3	Gross Balance	Netting(7)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(1)	$—	$961	$—	$961	$—	$961
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	5,524	173	—	5,697	$—	5,697
Asset-backed securities:
Collateralized debt obligations	—	—	90	90	—	90
Residential mortgages	—	—	16	16	—	16
Student loans	—	—	95	95	—	95
Corporate and other domestic debt securities	—	—	510	510	—	510
Debt securities issued by foreign entities	10,519	163	—	10,682	—	10,682
Equity securities	888	—	—	888	—	888
Precious metals trading	—	5,127	—	5,127	—	5,127
Derivatives:(2)
Interest rate contracts	6	10,229	7	10,242	—	10,242
Foreign exchange contracts	3	13,604	2	13,609	—	13,609
Equity contracts	—	3,285	195	3,480	—	3,480
Precious metals contracts	272	471	—	743	—	743
Credit contracts	—	1,092	79	1,171	—	1,171
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(26,099)	(26,099)
Total derivatives	281	28,681	288	29,250	(26,099)	3,151
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	16,621	12,474	—	29,095	—	29,095
Asset-backed securities:
Home equity	—	38	—	38	—	38
Other	—	—	109	109	—	109
Debt securities issued by foreign entities	2,185	613	—	2,798	—	2,798
Loans(1)	—	98	—	98	—	98
Other assets:
Equity securities	—	190	—	190	—	190
Equity Securities measured at net asset value(5)	—	—	—	96	—	96
Other(6)	—	—	4	4	—	4
Total assets	$36,018	$48,518	$1,112	$85,744	$(26,099)	$59,645
Liabilities:
Domestic deposits(1)	$—	$7,516	$949	$8,465	$—	$8,465
Trading liabilities, excluding derivatives	687	38	—	725	—	725
Derivatives:(2)
Interest rate contracts	17	11,223	—	11,240	—	11,240
Foreign exchange contracts	18	13,108	3	13,129	—	13,129
Equity contracts	—	2,698	171	2,869	—	2,869
Precious metals contracts	99	607	—	706	—	706
Credit contracts	—	1,111	26	1,137	—	1,137
Other contracts(3)	—	—	42	42	—	42
Derivatives netting	—	—	—	—	(25,820)	(25,820)
Total derivatives	134	28,747	242	29,123	(25,820)	3,303
Short-term borrowings(1)	—	191	—	191	—	191
Long-term debt(1)	—	11,628	453	12,081	—	12,081
Total liabilities	$821	$48,120	$1,644	$50,585	$(25,820)	$24,765

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2018	Level 1	Level 2	Level 3	Gross Balance	Netting(7)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$5,368	$152	$—	$5,520	$—	$5,520
Asset-backed securities:
Collateralized debt obligations	—	—	100	100	—	100
Residential mortgages	—	—	16	16	—	16
Student loans	—	—	92	92	—	92
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	8,552	207	—	8,759	—	8,759
Equity securities	751	—	—	751	—	751
Precious metals trading	—	1,889	—	1,889	—	1,889
Derivatives:(2)
Interest rate contracts	2	10,053	2	10,057	—	10,057
Foreign exchange contracts	—	15,919	2	15,921	—	15,921
Equity contracts	—	2,449	97	2,546	—	2,546
Precious metals contracts	16	829	—	845	—	845
Credit contracts	—	883	73	956	—	956
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(27,192)	(27,192)
Total derivatives	18	30,133	179	30,330	(27,192)	3,138
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	16,198	11,699	—	27,897	—	27,897
Asset-backed securities:
Home equity	—	42	—	42	—	42
Other	—	—	107	107	—	107
Debt securities issued by foreign entities	2,362	971	—	3,333	—	3,333
Loans(1)	—	109	—	109	—	109
Other assets:
Equity securities	—	190	—	190	—	190
Equity Securities measured at net asset value(5)	—	—	—	88	—	88
Other assets(6)	—	—	4	4	—	4
Total assets	$33,249	$45,392	$2,301	$81,030	$(27,192)	$53,838
Liabilities:
Domestic deposits(1)	$—	$7,229	$925	$8,154	$—	$8,154
Trading liabilities, excluding derivatives	738	215	—	953	—	953
Derivatives:(2)
Interest rate contracts	45	11,140	—	11,185	—	11,185
Foreign exchange contracts	15	15,715	3	15,733	—	15,733
Equity contracts	—	2,717	149	2,866	—	2,866
Precious metals contracts	274	626	—	900	—	900
Credit contracts	—	926	21	947	—	947
Other contracts(3)	—	—	40	40	—	40
Derivatives netting	—	—	—	—	(28,847)	(28,847)
Total derivatives	334	31,124	213	31,671	(28,847)	2,824
Short-term borrowings(1)	—	560	—	560	—	560
Long-term debt(1)	—	10,837	412	11,249	—	11,249
Total liabilities	$1,072	$49,965	$1,550	$52,587	$(28,847)	$23,740

(1)
See Note 10, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), fair value option assets and liabilities are recorded at fair value through net income (loss).

(2)
Includes trading derivative assets of $2,996 million and $3,048 million and trading derivative liabilities of $3,183 million and $2,690 million at March 31, 2019 and December 31, 2018, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 9, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income (loss).

(3)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

HSBC USA Inc.

(4)	Securities available-for-sale are recorded at fair value through other comprehensive income (loss).

(5)	Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

(6)	Represents contingent consideration receivable associated with the sale of a portion of our PB business.

(7)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2019 and 2018. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2019	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2019	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$100	$1	$—	$—	$—	$(11)	$—	$—	$90	$(6)
Residential mortgage asset-backed securities	16	—	—	—	—	—	—	—	16	—
Student loan asset-backed securities	92	5	—	—	—	(2)	—	—	95	3
Corporate and other domestic debt securities	1,803	—	—	—	—	(1,293)	—	—	510	—
Derivatives, net:(2)
Interest rate contracts	2	5	—	—	—	—	—	—	7	5
Foreign exchange contracts	(1)	—	—	—	—	—	—	—	(1)	—
Equity contracts	(52)	71	—	—	—	4	—	1	24	75
Credit contracts	52	(37)	—	—	—	38	—	—	53	—
Other contracts(3)	(35)	(6)	—	—	—	4	—	—	(37)	—
Other asset-backed securities available-for-sale(4)	107	—	2	—	—	—	—	—	109	2
Other assets(5)	4	—	—	—	—	—	—	—	4	—
Total assets	$2,088	$39	$2	$—	$—	$(1,260)	$—	$1	$870	$79
Liabilities:
Domestic deposits(6)	$(925)	$(29)	$(5)	$—	$(96)	$45	$—	$61	$(949)	$(105)
Long-term debt(6)	(412)	(28)	(3)	—	(31)	13	—	8	(453)	(52)
Total liabilities	$(1,337)	$(57)	$(8)	$—	$(127)	$58	$—	$69	$(1,402)	$(157)

HSBC USA Inc.

	Jan. 1, 2018	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2018	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$129	$7	$—	$—	$—	$(5)	$—	$—	$131	$7
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Interest rate contracts	—	—	—	—	—	—	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	81	(40)	—	—	—	(14)	—	—	27	(42)
Credit contracts	114	1	—	—	—	(2)	—	—	113	(1)
Other contracts(3)	(46)	(2)	—	—	—	4	—	—	(44)	—
Other asset-backed securities available-for-sale(4)	111	(4)	—	—	—	—	—	—	107	(4)
Other assets(5)	15	—	—	—	—	—	—	—	15	—
Total assets	$2,207	$(38)	$—	$—	$—	$(17)	$—	$—	$2,152	$(40)
Liabilities:
Domestic deposits(6)	$(897)	$21	$(2)	$—	$(91)	$22	$(3)	$34	$(916)	$19
Long-term debt(6)	(641)	11	4	—	(115)	67	—	44	(630)	18
Total liabilities	$(1,538)	$32	$2	$—	$(206)	$89	$(3)	$78	$(1,546)	$37

(1)	Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income (loss).

(2)
Level 3 net derivatives included derivative assets of $288 million and derivative liabilities of $242 million at March 31, 2019 and derivative assets of $281 million and derivative liabilities of $185 million at March 31, 2018. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

(3)
Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares. Gains (losses) on these swap agreements are included in other income (loss) in the consolidated statement of income (loss).

(4)
Realized gains (losses) on securities available-for-sale are included in other securities gains, net in the consolidated statement of income (loss). Unrealized gains (losses) on securities available-for-sale are included in other comprehensive income (loss).

(5)
Represents contingent consideration receivable associated with the sale of a portion of our PB business. Gains (losses) associated with this transaction are included in other income (loss) in the consolidated statement of income (loss).

(6)
Excluding unrealized gains (losses) on fair value option liabilities attributable to our own credit spread, which are recorded in other comprehensive income (loss), gains (losses) on fair value option liabilities are included in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at March 31, 2019 and December 31, 2018:

March 31, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$90	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 1%
			Conditional default rates	0% - 1%
			Loss severity rates	90% - 95%
Residential mortgage asset-backed securities	$16	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 5%
			Conditional default rates	1% - 3%
			Loss severity rates	80% - 85%
			Discount margin	100bps - 250bps
Student loan asset-backed securities	$95	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	7% - 8%
			Conditional default rates	0% - 1%
			Loss severity rates	25% - 40%
			Discount margin	91bps -115bps
Corporate and other domestic debt securities	$510	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$7	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	15% - 99%
			Likelihood of transaction being executed	75% - 100%
Foreign exchange derivative contracts(1)	$(1)	Option pricing model	Implied volatility of currency pairs	12% - 17%
Equity derivative contracts(1)	$24	Option pricing model	Equity / Equity Index volatility	7% - 38%
			Equity / Equity and Equity / Index correlation	43% - 79%
			Equity dividend yields	0% - 5%
Credit derivative contracts	$53	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	69bps - 80bps
Other derivative contracts	$(37)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	1 - 3 years
Other asset-backed securities available-for-sale	$109	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$4	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(1)(2)	$(949)	Option adjusted discounted cash flows	Implied volatility of currency pairs	12% - 17%
			Equity / Equity Index volatility	7% - 30%
			Equity / Equity and Equity / Index correlation	44% - 48%
Long-term debt (structured notes)(1)(2)	$(453)	Option adjusted discounted cash flows	Implied volatility of currency pairs	12% - 17%
			Equity / Equity Index volatility	7% - 31%
			Equity / Equity and Equity / Index correlation	44% - 79%

HSBC USA Inc.

December 31, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$100	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 1%
			Conditional default rates	0% - 1%
			Loss severity rates	90% - 95%
Residential mortgage asset-backed securities	$16	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 5%
			Conditional default rates	1% - 4%
			Loss severity rates	80% - 85%
			Discount margin	100bps - 250bps
Student loan asset-backed securities	$92	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	6% - 7%
			Conditional default rates	1% - 2%
			Loss severity rates	25% - 40%
			Discount margin	91bps -115bps
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$2	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	3% - 99%
			Likelihood of transaction being executed	75% - 100%
Foreign exchange derivative contracts(1)	$(1)	Option pricing model	Implied volatility of currency pairs	8% - 12%
Equity derivative contracts(1)	$(52)	Option pricing model	Equity / Equity Index volatility	7% - 44%
			Equity / Equity and Equity / Index correlation	42% - 79%
			Equity dividend yields	0% - 7%
Credit derivative contracts	$52	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	102bps - 118bps
Other derivative contracts	$(35)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	2 - 3 years
Other asset-backed securities available-for-sale	$107	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$4	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(1)(2)	$(925)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%
			Equity / Equity Index volatility	7% - 37%
			Equity / Equity and Equity / Index correlation	42% - 49%
Long-term debt (structured notes)(1)(2)	$(412)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%
			Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	45% - 79%

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
Significant Unobservable Inputs for Recurring Fair Value Measurements
Collateralized debt obligations ("CDOs"), residential mortgage asset-backed securities and student loan asset-backed securities

•
Prepayment rate - The rate at which borrowers pay off the loans early. The prepayment rate is affected by a number of factors including location of the collateral, interest rate type of the loan, borrowers' credit and sensitivity to interest rate

HSBC USA Inc.

movement. The weighted average prepayment rates of our CDOs, residential mortgage asset-backed securities and student loan asset-backed securities was 0.4 percent, 5 percent and 8 percent, respectively, at March 31, 2019.

•
Default rate - Annualized percentage of default rate over a group of collateral such as residential or commercial mortgage loans. The default rate and loss severity rate are positively correlated. The weighted average default rates of our CDOs, residential mortgage asset-backed securities and student loan asset-backed securities was 0.9 percent, 3 percent and 0.8 percent, respectively, at March 31, 2019.

•
Loss severity rate - The loss severity rate is the percentage of total lifetime losses (both interest and principal) as a percentage of principal balance measured at default date. The weighted average loss severity rates of our CDOs, residential mortgage asset-backed securities and student loan asset-backed securities was 93 percent, 85 percent and 36 percent, respectively, at March 31, 2019.

•
Discount margin - An expected return earned in addition to the index underlying (in this case the London Interbank Offered Rate ("LIBOR")) is another input into valuation of securities. The weighted average discount margins of our residential mortgage asset-backed securities and student loan asset-backed securities was 200 basis points and 100 basis points, respectively, at March 31, 2019.

Derivatives

•
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 12 percent and 17 percent while the implied volatility for equity/equity or equity/equity index is between 7 percent and 38 percent, respectively, at March 31, 2019. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 9 percent and 12 percent, respectively, at March 31, 2019.

•
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 43 percent and 79 percent at March 31, 2019.

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

HSBC USA Inc.

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
Other assets - The fair value of the contingent consideration receivable associated with the sale of a portion of our PB business is dependent upon the clients' decisions to transfer their accounts to UBS Wealth Management Americas ("UBS"), the timing and amounts of client assets transferred and the acceptance of the client assets by UBS which are significant unobservable inputs. An increase (decrease) in the client transfer rate would have resulted in a higher (lower) fair value measurement of the receivable.
Significant Transfers Into and Out of Level 3 Measurements During the three months ended March 31, 2019, we transferred $61 million of domestic deposits and $8 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.
During the three months ended March 31, 2018, we transferred $34 million of domestic deposits and $44 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally, during the three months ended March 31, 2018, we transferred $3 million, respectively, of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at March 31, 2019 and December 31, 2018. The gains (losses) during the three months ended March 31, 2019 and 2018 are also included.

	Non-Recurring Fair Value Measurements at March 31, 2019				Total Gains (Losses) For the Three Months Ended March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$5	$—	$5	$(2)
Impaired commercial loans(2)	—	—	45	45	(1)
Real estate owned(3)	—	6	—	6	(1)
Total assets at fair value on a non-recurring basis	$—	$11	$45	$56	$(4)

	Non-Recurring Fair Value Measurements at December 31, 2018				Total Gains (Losses) For the Three Months Ended March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$15	$—	$15	$(1)
Commercial loans held for sale(4)	—	36	—	36	3
Impaired commercial loans(2)	—	—	37	37	55
Real estate owned(3)	—	7	—	7	1
Total assets at fair value on a non-recurring basis	$—	$58	$37	$95	$58

(1)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

HSBC USA Inc.

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

(3)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

(4)	At December 31, 2018, the fair value of the loans held for sale was below cost.
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at March 31, 2019 and December 31, 2018:

At March 31, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Impaired commercial loans	$45	Valuation of third party appraisal on underlying collateral	Loss severity rates	13% - 100%

At December 31, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Impaired commercial loans	$37	Valuation of third party appraisal on underlying collateral	Loss severity rates	13% - 100%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The weighted average severity rate for impaired commercial loans was approximately 32 percent at March 31, 2019. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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

•
Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $79 million and $72 million at March 31, 2019 and December 31, 2018, respectively.

The following tables provide additional information relating to our asset-backed securities, including certain CDOs, at March 31, 2019:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 3	Total
		(in millions)
AAA - A	Student loans	$95	$95
BBB - B	Collateralized debt obligations	90	90
CCC - Unrated	Residential mortgages - Subprime	16	16
		$201	$201
Available-for-sale asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Home equity - Alt A	$38	$—	$38
	Other	—	50	50
	Total AAA -A	$38	$50	$88
BBB -B	Other	—	59	59
		$38	$109	$147

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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at March 31, 2019 and December 31, 2018 and their classification within the fair value hierarchy:

March 31, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$21,450	$21,450	$1,238	$20,197	$15
Federal funds sold and securities purchased under agreements to resell	5,963	5,963	—	5,963	—
Securities held-to-maturity	14,383	14,299	—	14,299	—
Commercial loans, net of allowance for credit losses	50,912	52,911	—	—	52,911
Commercial loans held for sale	318	318	—	318	—
Consumer loans, net of allowance for credit losses	19,539	19,139	—	—	19,139
Consumer loans held for sale:
Residential mortgages	32	32	—	29	3
Financial liabilities:
Short-term financial liabilities	$9,390	$9,401	$—	$9,386	$15
Deposits:
Without fixed maturities	89,189	89,189	—	89,189	—
Fixed maturities	15,976	15,886	—	15,886	—
Deposits held for sale	9	9	—	9	—
Long-term debt	19,394	19,672	—	19,672	—

HSBC USA Inc.

December 31, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$17,237	$17,237	$1,514	$15,700	$23
Federal funds sold and securities purchased under agreements to resell	10,168	10,168	—	10,168	—
Securities held-to-maturity	14,670	14,443	—	14,443	—
Commercial loans, net of allowance for credit losses	48,884	50,671	—	—	50,671
Commercial loans held for sale	285	285	—	285	—
Consumer loans, net of allowance for credit losses	19,553	18,878	—	—	18,878
Consumer loans held for sale:
Residential mortgages	65	65	—	65	—
Other consumer	53	53	—	—	53
Financial liabilities:
Short-term financial liabilities	$3,643	$3,649	$—	$3,626	$23
Deposits:
Without fixed maturities	91,794	91,794	—	91,794	—
Fixed maturities	10,996	10,933	—	10,933	—
Deposits held for sale	10	10	—	10	—
Long-term debt	19,379	19,688	—	19,688	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $160 million and $165 million at March 31, 2019 and December 31, 2018, respectively.

20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2018 Form 10-K are reported herein.
In addition to the matters described below and in our 2018 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
During the three months ended March 31, 2019 and 2018, we recorded expense related to various legal matters of nil and $494 million, respectively. The expense in the 2018 period included expense related to a mortgage securitization matter that was settled in October 2018. See Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K for additional discussion.
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K, as to which a loss in excess of accrued liability

HSBC USA Inc.

is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $400 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the ongoing investigations disclosed in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Foreign Exchange ("FX") Matters
FX Opt Out Litigation The plaintiffs filed an amended complaint on March 1, 2019, and the defendants' joint motion to dismiss was filed on April 1, 2019.
It is possible that additional actions will be initiated against the HSBC entities, including HSBC Bank USA, in relation to their historical foreign exchange activities.
Investigations HSBC and certain of its affiliates, including HSBC Bank USA, along with a number of other firms, are being investigated by regulatory agencies in relation to trading on the foreign exchange market. The investigations involving HSBC Bank USA continue, including an investigation by the California Attorney General's Office. We are cooperating with the investigation.
Madoff Litigation
In 2008, Bernard L. Madoff ("Madoff") was arrested and ultimately pleaded guilty to running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC ("Madoff Securities"), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs have commenced Madoff-related proceedings against numerous defendants arising out of Madoff Securities' fraud.
In February 2019, the Second Circuit issued a decision reversing the November 2016 decision of the U.S. Bankruptcy Court for the Southern District of New York that had dismissed the majority of the remaining claims against the non-U.S. HSBC defendants in these actions on the bases of extraterritoriality and comity.
Benchmark Rate Litigation
CDOR: In March 2019, the court granted the defendants motion to dismiss. We anticipate that plaintiff will seek to amend the complaint or appeal the ruling.
Mortgage Securitization Trust Litigation In February 2019, Park Royal LLC filed a summons with notice in New York state court against HSBC Bank USA, as trustee for three residential mortgage-backed securities trusts, alleging the same misconduct that other plaintiffs have alleged against the trustee and seeking damages of $59 million. No complaint has yet been filed or served on HSBC Bank USA.
Shareholder Derivative Action Defendants HSBC, HSBC Bank USA, HSBC North America and HSBC USA's motion for reargument or, in the alternative, for leave to appeal to the New York Court of Appeals regarding the appellate court's reversal of the state court's dismissal was denied in March 2019.
Timothy O'Sullivan, et al. v. Deutsche Bank AG, et al. The court granted defendants’ motion to dismiss in March 2019. The second action filed in 2018 ("O'Sullivan II"), which is substantially similar to the first action, has been stayed based upon the parties' agreement.
Joel Tavera, et al. v. Deutsche Bank AG, et al. This action has been stayed based upon the parties' agreement.
James Donaldson v.  HSBC Holdings plc, et al. This action has been stayed based upon the parties' agreement.
Kathleen Stephens v.  HSBC Holdings plc, et al. This action has been stayed based upon the parties' agreement.
Ryan Bowman et al. v. HSBC Holdings plc, et al. In April 2019, a new action in the U.S. District Court for the Eastern District of New York was filed against HSBC Holdings plc, HSBC Bank plc, HSBC Bank Middle East Limited, and HSBC Bank USA, among other defendants. Designating the case as related to Charlotte Freeman, et al. v. HSBC Holdings plc, et al. the claims are based on allegations that Iranian payments were purportedly provided to terrorist organizations operating in Iraq. Plaintiffs allege violations of the Anti-Terrorism Act (18 U.S.C. §2331 et seq.). This action is at a very early stage.

HSBC USA Inc.

21. New Accounting Pronouncements

The following new accounting pronouncements were adopted effective January 1, 2019:

•
Leases In February 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which requires a lessee to recognize a lease liability and a ROU asset on its balance sheet for all leases, including operating leases. Lease classification is still performed, with any lease classified as a finance lease reported as a financing transaction. The ASU does not substantially change lessor accounting. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and c) expanding disclosures to provide quantitative and qualitative information about lease transactions. The adoption of this guidance resulted in a gross-up of our balance sheet of approximately $780 million as a result of recognizing lease liabilities and corresponding ROU assets for operating leases upon adoption as of January 1, 2019. In accordance with the new guidance, we elected the short-term lease exemption for all leases with a term of 12 months or less and, therefore, do not recognize ROU assets or lease liabilities for short-term leases. The adoption of this guidance also required a cumulative effect adjustment to the consolidated balance sheet to recognize the previously deferred gain on the sale and leaseback of our 452 Fifth Avenue property, which resulted in an increase in retained earnings of $27 million, after tax, as of January 1, 2019. The adoption of this guidance did not result in material changes to the recognition of operating lease expense. See Note 8, "Leases," for the new disclosure required by this standard.

•
Premium Amortization on Purchased Callable Debt Securities In March 2017, the FASB issued an ASU that shortens the premium amortization period for purchased non-contingently callable debt securities by requiring the premium to be amortized to the earliest call date, rather than the contractual maturity date. After the earliest call date, if the call option is not exercised, the effective yield will be reset using the payment terms of the debt security. The new guidance does not change the discount amortization period for purchased debt securities. The discount continues to be amortized to the contractual maturity date. The adoption of this guidance did not have a material impact on our consolidated financial statements.

•
Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities In August 2017, the FASB issued an ASU amending its hedge accounting guidance to expand an entity's ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk and ease the requirements for effectiveness testing and hedge documentation. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also requires expanded disclosures. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 9, "Derivative Financial Instruments," for additional information, including the new disclosure required by this standard.

The following are accounting pronouncements which will be adopted in future periods:

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income (loss). The ASU replaces the existing incurred loss impairment guidance and requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires entities to recognize an allowance for credit losses on AFS debt securities and revises the accounting model for purchased credit impaired loans and debt securities. Additionally, existing disclosures will also be revised under the ASU. The ASU is effective for all annual and interim periods beginning January 1, 2020 and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While early adoption is permitted, we have not elected early adoption. Our implementation efforts continued throughout 2018, assessing existing credit loss forecasting models and processes against the new guidance to determine modifications that will be required. Our implementation plan has progressed through the initial design, build and testing phases and, in the first quarter of 2019, we began testing the end to end operating model, including our ability to meet the expanded disclosure requirements, which will continue throughout 2019. While we continue to evaluate the impact the new guidance will have on our consolidated financial statements, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio as well as the adoption of an allowance for debt securities. The amount of any change to our allowance is still under review and will depend, in part, upon the composition of our loan and held-to-maturity securities portfolios at the adoption date as well as economic conditions and loss forecasts at that date.

•
Goodwill Impairment Testing In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test. Under step two, an entity was required to determine the

HSBC USA Inc.

fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will now be measured at the amount by which a reporting unit's carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The ASU is effective for all annual and interim periods beginning January 1, 2020 and is required to be applied prospectively with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the results of our goodwill impairment testing or our consolidated financial statements.

•
Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement In August 2018, the FASB issued an ASU that eliminates, amends and adds certain disclosure requirements for fair value measurements. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted. We elected to early adopt the new guidance related to the eliminated and amended disclosure requirements in 2018. While adoption of the remaining guidance will result in changes to our existing disclosures, it will not have any additional impact on our consolidated financial statements.

There have been no additional accounting pronouncements issued that are expected to have or could have a material impact on our consolidated financial statements.

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

•	possible negative impact of regulatory investigations and legal proceedings related to alleged foreign exchange manipulation;

•	changes in the methodology for determining benchmark rates and the implementation of alternative benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on traded asset classes, including foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	model limitations or failure;

•	the possibility of incorrect interpretations, application of or changes in tax laws to which we and our clients are subject;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").
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
Economic Environment  The U.S. economy continued to grow during the first quarter of 2019. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 3.2 percent in the first quarter of 2019, higher than 2018's GDP annual growth rate, while inflation in the first quarter of 2019 averaged near the FRB's target inflation rate. In March 2019, the FRB decided to hold short-term interest rates steady and indicated that no increases in short-term interest rates are expected in 2019. The FRB also announced that it will slow the pace of reducing its holdings of U.S. Treasury bonds and mortgage-backed securities and that its reduction program will come to an end at the end of September. The U.S. economy added over 500 thousand jobs during the first quarter of 2019 and the total unemployment rate fell to 3.8 percent at March 2019 as compared with 3.9 percent at December 2018.
Although the U.S. economy continued to grow in the first quarter of 2019, uncertainty concerning the future economic environment exists as growth continues to slow. The sustainability of economic growth will be determined by numerous other variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. Concerns over interest rate levels, inflation, domestic and global policy issues, U.S. trade policy and geopolitical events as well as the implications of those events on the markets in general further add to global uncertainty. Interest rate levels, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2019 and beyond.
Performance, Developments and Trends The following table sets forth selected financial highlights for HUSI for the three months ended March 31, 2019 and 2018 and at March 31, 2019 and December 31, 2018:

Three Months Ended March 31,	2019	2018
	(dollars are in millions)
Net income (loss)	$109	$(238)
Rate of return on average:
Total assets	.3%	(.5)%
Risk-weighted assets	.3	(.8)
Common equity	2.4	(5.2)
Tangible common equity	2.7	(5.6)
Total equity	2.3	(4.8)
Net interest margin	1.42	1.37
Efficiency ratio	78.8	120.4
Commercial net charge-off ratio(1)	.02	.06
Consumer net charge-off ratio(1)	.29	.08

(1)	Excludes loans held for sale.

HSBC USA Inc.

	March 31, 2019	December 31, 2018
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.82%	.78%
Commercial allowance as a percent of loans(1)	.96	.93
Consumer allowance as a percent of loans(1)	.45	.42
Consumer two-months-and-over contractual delinquency	2.11	2.05
Loans to deposits ratio(2)	81.39	75.02
Common equity Tier 1 capital to risk-weighted assets	11.9	13.6
Tier 1 capital to risk-weighted assets	12.9	14.6
Total capital to risk-weighted assets	15.6	17.2
Tier 1 leverage ratio	9.6	11.0
Supplementary leverage ratio	6.7	7.6
Total equity to total assets	10.1	11.9

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$21,435	$17,214
Trading assets	26,101	21,978
Securities available-for-sale	32,040	31,379
Loans:
Commercial loans	51,407	49,342
Consumer loans	19,627	19,636
Total loans	71,034	68,978
Deposits	113,639	110,955

(1)	Excludes loans held for sale.

(2)
Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Net income (loss) was income of $109 million during the three months ended March 31, 2019 compared with a loss of $238 million during the three months ended March 31, 2018. Income (loss) before income tax was income of $144 million during the three months ended March 31, 2019 compared with a loss of $146 million during the three months ended March 31, 2018. The increase in income (loss) before income tax during the three months ended March 31, 2019 was due primarily to lower operating expenses driven by expense recorded in the prior year period related to a mortgage securitization legal matter that was settled in October 2018, partially offset by a higher provision for credit losses and lower other revenues. For additional discussion of the mortgage securitization legal matter, see Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K.
Our reported results in the prior year period was impacted by an item management believes to be significant, which distorts comparability between periods. Significant items are excluded to arrive at adjusted performance because management would ordinarily identify and consider them separately to better understand underlying business trends. The following table summarizes the impact of this significant item for all periods presented:

Three Months Ended March 31,	2019	2018
	(in millions)
Income (loss) before income tax, as reported	$144	$(146)
Expense related to certain mortgage loan legal matters	—	491
Adjusted performance(1)	$144	$345

(1)	Represents a non-U.S. GAAP financial measure.

HSBC USA Inc.

Excluding the impact of the item in the table above, our adjusted performance during the three months ended March 31, 2019 decreased $201 million compared with the prior year period due primarily to a higher provision for credit losses and lower other revenues, partially offset by lower operating expenses.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
In early 2019, our Board of Directors approved a distribution on our common stock of $2.4 billion from surplus capital to HSBC North America, which was paid in February 2019.

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

Three Months Ended March 31,	2019	2018
	(in millions)
Profit (loss) before tax – U.S. GAAP basis	$144	$(146)
Adjustments:
Expected credit losses	42	(47)
Precious metal loans	14	4
Deposit incentives	5	—
Loan origination	3	1
Pension and other postretirement benefit costs	(2)	(2)
Loans held for sale	(1)	(7)
Property	—	(2)
Other	(1)	(4)
Profit (loss) before tax – Group Reporting Basis	$204	$(203)
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 23, "Business Segments," in our 2018 Form 10-K. In addition, see Note 15, "Business Segments," in the accompanying consolidated financial statements for a discussion of significant changes since December 31, 2018 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results. Differences in reported profit before tax in the table above that were individually significant for the periods presented are explained below.
During the first quarter of 2019, credit loss estimates were higher under U.S. GAAP than under the Group Reporting Basis due primarily to the impact of downgrades in the commercial loan portfolio, which was more pronounced under U.S. GAAP. In addition, expected credit losses under the Group Reporting Basis reflect a release in credit loss reserves due to the upgrade of a single oil and gas industry client which resulted in reclassification from 'stage 2' (which requires a lifetime expected credit losses estimate) to 'stage 1' (which requires a 12-month expected credit losses estimate).
During the first quarter of 2018, releases in credit loss reserves were higher under U.S. GAAP than under the Group Reporting Basis due primarily to the impact of paydowns, sales and maturities in the commercial loan portfolio where existing allowances were higher under U.S. GAAP. The releases in credit loss reserves under U.S. GAAP were partially offset by a provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio.

HSBC USA Inc.

Balance Sheet Review

The following table provides balance sheet totals at March 31, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	March 31, 2019	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$28,359	$977	3.6%
Loans, net	70,451	2,014	2.9
Loans held for sale	448	(64)	(12.5)
Trading assets	26,101	4,123	18.8
Securities	46,423	374.8
All other assets	9,139	1,049	13.0
	$180,921	$8,473	4.9%
Period end liabilities and equity:
Total deposits	$113,639	$2,684	2.4%
Trading liabilities	3,908	265	7.3
Short-term borrowings	9,567	5,387	*
Long-term debt	31,475	847	2.8
Interest, taxes and other liabilities	4,011	1,475	58.2
Total equity	18,321	(2,185)	(10.7)
	$180,921	$8,473	4.9%

*	Percentage change is greater than 100 percent.
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments increased modestly compared with December 31, 2018 driven by our conservative liquidity management practices, where we raise funds in advance of their usage and opportunistically deploy them to maximize returns.

HSBC USA Inc.

Loans, Net  The following table summarizes our loan balances at March 31, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	March 31, 2019	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$11,290	$(54)	(.5)%
Business and corporate banking	13,650	584	4.5
Global banking(1)	21,417	1,250	6.2
Other commercial(2)	5,050	285	6.0
Total commercial	51,407	2,065	4.2
Consumer loans:
Residential mortgages	17,368	(15)	(.1)
Home equity mortgages	941	(41)	(4.2)
Credit cards	1,040	21	2.1
Other consumer	278	26	10.3
Total consumer	19,627	(9)	—
Total loans	71,034	2,056	3.0
Allowance for credit losses	583	42	7.8
Loans, net	$70,451	$2,014	2.9%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)	Includes loans to HSBC affiliates which totaled $2,688 million and $2,274 million at March 31, 2019 and December 31, 2018, respectively.
Commercial loans increased compared with December 31, 2018 due to new business activity as we continued to focus efforts on improving returns while applying a disciplined lending approach to grow the business and, to a lesser extent, higher loans to affiliates. The growth in commercial non-affiliate loans was primarily in the entertainment, energy, capital good, and diversified financial industries, partially offset by a decrease in the banking industry.
Consumer loans were flat compared with December 31, 2018 as a continued decline in home equity mortgages due to net paydowns were offset by higher credit card receivables reflecting growth in customer activity driven by new product promotions as well as an increase in other consumer loans. The increase in other consumer loans reflects a transfer of certain student loans from held for sale to held for investment as discussed below, partially offset by paydowns.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	March 31, 2019		December 31, 2018
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.5%	95.4%	98.4%	94.1%
80% < LTV < 90%	1.1	3.5	1.1	4.4
90% < LTV < 100%	.2	.8	.3	1.2
LTV > 100%	.2	.3	.2	.3
Average LTV for portfolio	48.8	47.5	49.1	48.7

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

HSBC USA Inc.

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at December 31, 2018 and September 30, 2018, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at March 31, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	March 31, 2019	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$33	$6	22.2%
Global banking	383	16	4.4
Total commercial	416	22	5.6
Consumer loans:
Residential mortgages	32	(33)	(50.8)
Other consumer	—	(53)	(100.0)
Total consumer	32	(86)	(72.9)
Total loans held for sale	$448	$(64)	(12.5)%
Commercial loans held for sale increased compared with December 31, 2018. Included in commercial loans held for sale are certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $318 million and $285 million at March 31, 2019 and December 31, 2018, respectively.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $98 million and $109 million at March 31, 2019 and December 31, 2018, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Consumer loans held for sale decreased compared with December 31, 2018. Included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income (loss).
During the first quarter of 2019, we transferred $53 million of student loans that were previously classified as other consumer loans held for sale back to held for investment as we now intend to hold these loans for the foreseeable future.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $2 million and $4 million at March 31, 2019 and December 31, 2018, respectively. The valuation allowance on commercial loans held for sale was nil and $3 million at March 31, 2019 and December 31, 2018, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at March 31, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	March 31, 2019	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$17,978	$937	5.5%
Precious metals	5,127	3,238	*
Derivatives, net	2,996	(52)	(1.7)
	$26,101	$4,123	18.8%
Trading liabilities:
Securities sold, not yet purchased	$687	$(51)	(6.9)%
Payables for precious metals	38	(177)	(82.3)
Derivatives, net	3,183	493	18.3
	$3,908	$265	7.3%

*	Percentage change is greater than 100 percent.

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances increased compared with December 31, 2018 due primarily to increases in foreign sovereign and U.S. Treasury positions. Trading security positions are held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. This increase was partially offset by a decrease in corporate bond positions reflecting the unwind of one of our unconsolidated variable interest entities ("VIEs") which resulted in the termination of our investment in the VIE along with the related derivatives during the first quarter of 2019. At the time of unwind, our investment in the VIE had a total carrying value of $1,293 million. Balances of securities sold, not yet purchased were lower compared with December 31, 2018 driven by a decrease in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2018 due to increases in our own silver and gold inventory positions due primarily to a redeployment of liquidity in the short term which is economically hedged with derivative positions to protect against changes in market pricing and, to a lesser extent, an increase in positions held as hedges for client activity. Payables for precious metals were lower compared with December 31, 2018 reflecting a decline in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset balances were relatively flat while derivative liability balances increased compared with December 31, 2018 as lower balances from market movements and the termination of derivatives associated with the unwind of an unconsolidated VIE as discussed above were offset by the impact of lower netting of outstanding positions. The increase in derivative liability positions also reflects the impact of lower netting of cash collateral posted. Market movements resulted in lower valuations of foreign exchange and commodity derivatives, partially offset by higher valuations of equity, credit and interest rate derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were relatively flat compared with December 31, 2018 as net purchases of U.S. Treasury and U.S. Government agency mortgage-backed securities were largely offset by a decline in foreign sovereign securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets includes, among other items, properties and equipment, net and goodwill. All other assets increased compared with December 31, 2018 due primarily to higher lease assets and higher outstanding settlement balances related to security sales. As discussed more fully in Note 21, "New Accounting Pronouncements," in the accompanying consolidated financial statements, the adoption of new accounting guidance resulted in a gross-up of our balance sheet to recognize lease liabilities and corresponding right-of-use assets for operating leases as of January 1, 2019. These increases were partially offset by lower margin requirements related to futures trading and lower cash collateral posted.

HSBC USA Inc.

Deposits  The following table summarizes deposit balances by major depositor categories at March 31, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	March 31, 2019	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$99,476	$3,963	4.1%
Domestic and foreign banks	11,064	(1,062)	(8.8)
U.S. government and states and political subdivisions	486	54	12.5
Foreign governments and official institutions	2,604	(270)	(9.4)
Deposits held for sale(1)	9	(1)	(10.0)
Total deposits	$113,639	$2,684	2.4%
Total core deposits(2)	$87,112	$(4,797)	(5.2)%

(1)	Represents deposits associated with the sale of a portion of our Private Banking business.

(2)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Total deposits increased compared with December 31, 2018 due to an increase in wholesale time deposits driven by new issuances, higher deposits from affiliates and increased retail deposits driven by promotional rates offered on savings accounts and certificates of deposit. These increases were partially offset by lower commercial demand and savings deposits due primarily to the impact of seasonality as clients managed their cash needs at year-end and, to a lesser extent, volatility reflecting competitive pressures in a rising interest rate environment. Deposits were also lower in Private Banking reflecting withdrawals from a few large clients. We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2018 due primarily to increases in federal funds purchased and securities sold under repurchase agreements resulting from the management of our short-term funding positions. We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Long-Term Debt  Long-term debt increased compared with December 31, 2018 due primarily to fair value movements on fair value option debt. Debt issuances during the three months ended March 31, 2019 totaled $1,829 million, of which $1,192 million was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $637 million of senior structured notes during the three months ended March 31, 2019. Total long-term debt outstanding under this shelf was $16,180 million and $16,249 million at March 31, 2019 and December 31, 2018, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $192 million during the three months ended March 31, 2019. Total debt outstanding under this program was $4,409 million and $4,493 million at March 31, 2019 and December 31, 2018, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $2,000 million and $2,100 million at March 31, 2019 and December 31, 2018, respectively.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2018 due primarily to higher outstanding settlement balances related to security purchases, higher lease liabilities due to the adoption of new accounting guidance as discussed above and higher margin requirements related to futures trading. These increases were partially offset by lower tax liabilities.
Total Equity During the first quarter of 2019, we paid a distribution on our common stock of $2.4 billion from surplus capital to HSBC North America. See Note 16, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for additional details.

HSBC USA Inc.

Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2019 Compared with 2018 Increase (Decrease)
Three Months Ended March 31,	2019	Volume	Rate	2018
	(dollars are in millions)
Interest income:
Short-term investments	$176	$(63)	$81	$158
Trading securities	63	21	(7)	49
Securities	304	9	42	253
Commercial loans	522	15	93	414
Consumer loans	194	1	9	184
Other	18	(5)	7	16
Total interest income	1,277	(22)	225	1,074
Interest expense:
Deposits	333	(13)	124	222
Short-term borrowings	62	6	23	33
Long-term debt	312	(17)	72	257
Tax liabilities and other	8	(4)	2	10
Total interest expense	715	(28)	221	522
Net interest income	$562	$6	$4	$552

Yield on total interest earning assets	3.22%			2.66%
Cost of total interest bearing liabilities	2.31			1.60
Interest rate spread	.91			1.06
Benefit from net non-interest paying funds(1)	.51			.31
Net interest margin on average earning assets	1.42%			1.37%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.

Net interest income increased slightly during the three months ended March 31, 2019 as the favorable net impact of higher market rates was largely offset by the unfavorable impact of lower average short-term investment and deposit balances. Higher market rates resulted in higher interest income from short-term investments, securities and loans, partially offset by higher interest expense from deposits, short-term borrowings and long-term debt.
Short-term investments Interest income increased during the three months ended March 31, 2019 due to higher yields earned on these investments, partially offset by lower average balances.
Trading securities Interest income increased during the three months ended March 31, 2019 due to higher average balances reflecting a redeployment of liquidity to trading security positions. The increase in balances was primarily in lower yielding foreign sovereign positions which resulted in a shift in mix and a lower yield overall. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our clients. As a result, interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income increased during the three months ended March 31, 2019 due to higher yields and, to a lesser extent, higher average balances. The increase in balances was driven primarily by net purchases of foreign sovereign and U.S. Government sponsored mortgage-backed securities, partially offset by net sales of U.S. Treasury securities.

HSBC USA Inc.

Commercial loans Interest income was higher during the three months ended March 31, 2019 due to higher yields driven by rate increases on variable rate products and, to a lesser extent, higher average balances due to loan growth.
Consumer loans Interest income increased during the three months ended March 31, 2019 due primarily to higher yields on residential mortgages.
Other Higher interest income during the three months ended March 31, 2019 reflects higher yields on cash collateral posted, partially offset by lower average cash collateral balances.
Deposits Interest expense increased during the three months ended March 31, 2019 due primarily to higher rates paid reflecting the impact of rate increases on wholesale deposits and promotional rates offered to our retail customers on savings accounts and certificates of deposit. The increase was partially offset by lower average interest-bearing deposit balances due to lower savings and demand deposits driven by volatility reflecting competitive pressures in a rising interest rate environment and the attrition of retail balances associated with previous promotional rate campaigns. Also contributing to the decrease in average interest-bearing deposit balances was lower deposits from affiliates and lower deposits in Private Banking.
Short-term borrowings Higher interest expense during the three months ended March 31, 2019 was due to higher rates paid on these borrowings and, to a lesser extent, higher average borrowings. Higher average borrowings reflect increases in commercial paper and federal funds purchased, partially offset by a decline in securities sold under repurchase agreements.
Long-term debt Interest expense was higher during the three months ended March 31, 2019 due to higher rates paid reflecting the impact of rate increases on variable rate borrowings, partially offset by lower average borrowings.
Tax liabilities and other Interest expense decreased during the three months ended March 31, 2019 driven by lower average borrowings in securities sold, not yet repurchased, partially offset by higher rates paid on these borrowings.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$3	$10	$(7)	(70.0)%
Business and corporate banking	22	(34)	56	*
Global banking	14	(49)	63	*
Other commercial	—	1	(1)	(100.0)
Total commercial	39	(72)	111	*
Consumer:
Residential mortgages	(1)	(10)	9	90.0
Home equity mortgages	1	(1)	2	*
Credit cards	16	12	4	33.3
Other consumer	3	—	3	*
Total consumer	19	1	18	*
Total provision for credit losses	$58	$(71)	$129	*
Provision as a percentage of average loans	.3%	(.4)%

*	Percentage change is greater than 100 percent.
Our provision for credit losses increased $129 million during the three months ended March 31, 2019 due to a higher provision for credit losses in both our commercial and consumer loan portfolios. During the three months ended March 31, 2019, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $42 million.
The provision for credit losses in our commercial loan portfolio increased $111 million during the three months ended March 31, 2019 reflecting a loss provision in the current year period compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain client relationships and loan growth which were partially offset by releases in credit loss reserves due to paydowns. In the prior year period, the release in credit loss reserves reflected improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as we focused efforts on improving returns as well as improvements in credit conditions associated with certain

HSBC USA Inc.

clients at that time. The release in the prior year period was partially offset by a provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio.
The provision for credit losses in our consumer loan portfolio was higher by $18 million during the three months ended March 31, 2019 due largely to a lower release in the provision for credit losses on residential mortgages as the positive impact of improvements in economic and credit conditions was more pronounced in the prior year period. Also contributing to the increase was a higher provision for credit losses on credit cards reflecting growth in customer activity driven by new product promotions along with an associated increase in dollars of delinquency as well as a higher provision for credit losses in other consumer loans driven by deterioration in early stage delinquency roll rates.
Our methodology and accounting policies related to the allowance for credit losses are presented in our 2018 Form 10-K under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements." See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(in millions)
Credit card fees, net	$12	$11	$1	9.1%
Trust and investment management fees	30	38	(8)	(21.1)
Other fees and commissions	147	160	(13)	(8.1)
Trading revenue	133	163	(30)	(18.4)
Other securities gains, net	7	5	2	40.0
Servicing and other fees from HSBC affiliates	81	99	(18)	(18.2)
Gain (loss) on instruments designated at fair value and related derivatives	(9)	30	(39)	*
Other income (loss):
Valuation of loans held for sale	—	3	(3)	(100.0)
Residential mortgage banking expense	(2)	—	(2)	*
Insurance	2	3	(1)	(33.3)
Miscellaneous income (loss)	(11)	1	(12)	*
Total other income (loss)	(11)	7	(18)	*
Total other revenues	$390	$513	$(123)	(24.0)%

*	Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net were relatively flat during the three months ended March 31, 2019.
Trust and investment management fees  Trust and investment management fees decreased during the three months ended March 31, 2019 due to lower average assets under management driven in part by negative market performance as well as the impact of the client referral agreement with UBS Wealth Management Americas ("UBS").
Other fees and commissions Other fees and commissions decreased during the three months ended March 31, 2019 due to lower loan syndication fees and a decline in wire transfer fees. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

HSBC USA Inc.

Trading revenue  Trading revenue is generated by participation in the foreign exchange, rates, credit, equities and precious metals markets. The following table presents trading revenue by business activity. Not included in the table below is the impact on net interest income associated with trading securities which is an integral part of trading activities' overall performance. Net interest income related to trading activities is recorded in net interest income in the consolidated statement of income (loss). Trading revenue related to the mortgage banking business are included as a component of other income (loss).

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(in millions)
Business Activities:
Derivatives(1)(2)	$28	$26	$2	7.7%
Foreign Exchange	44	58	(14)	(24.1)
Metals	38	72	(34)	(47.2)
Balance Sheet Management	11	8	3	37.5
Global Banking	—	(1)	1	100.0
Other trading	12	—	12	*
Total trading revenue	$133	$163	$(30)	(18.4)%

*	Percentage change is greater than 100 percent.

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

During the first quarter of 2019, one of our unconsolidated VIEs was unwound and our investment in the VIE along with the related derivatives were terminated resulting in a loss of approximately $39 million, reflecting a payment made to the derivative counterparty as a result of the termination. Excluding this item, trading revenue increased during the three months ended March 31, 2019 driven by higher Derivatives revenue due primarily to emerging markets rate products as well as higher Other trading revenue which reflects the impact of favorable funding spreads in the current year period. These increases were partially offset by a decline in Metals revenue due primarily to a lower redeployment of liquidity in the short term to Metals and lower trading activity as well as a decline in Foreign Exchange revenue reflecting the impact of market conditions.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three months ended March 31, 2019 and 2018, we sold $2,145 million and $987 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net increased slightly during the three months ended March 31, 2019 reflecting the impact of higher sales activity. The gross realized gains and losses from sales of securities, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates decreased during the three months ended March 31, 2019 due primarily to lower cost reimbursements associated with shared service activities performed on behalf of other HSBC affiliates, including the non-recurrence of approximately $10 million of cost reimbursements recorded in the prior year period associated with enhancing the HSBC Group's digital banking platform, as well as lower performance fees associated with trading activities performed on behalf of HSBC Bank plc.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain of our own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives was lower during the three months ended March 31, 2019 attributable primarily to unfavorable movements related to the economic hedging of interest rate and other risks within our own debt and structured notes. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Beginning January 1, 2019, fair value hedge ineffectiveness is recorded in net interest income. Excluding this item, which resulted in a gain of $6 million during the three months ended March 31, 2018, other income (loss) remained lower during the three months ended March 31, 2019 due primarily to higher losses associated with credit default swap protection which largely reflects the hedging of a single client relationship, lower valuation gains on loans held for sale and higher residential

HSBC USA Inc.

mortgage banking expense driven by the non-recurrence of an early termination fee received in the prior year period from PHH Mortgage Corporation. These decreases were partially offset by higher income associated with bank owned life insurance.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$210	$207	$3	1.4%
Support services from HSBC affiliates:
Fees paid to HTSU	277	298	(21)	(7.0)
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	27	31	(4)	(12.9)
Fees paid to other HSBC affiliates	76	82	(6)	(7.3)
Total support services from HSBC affiliates	380	411	(31)	(7.5)
Occupancy expense, net	45	43	2	4.7
Other expenses:
Equipment and software	19	11	8	72.7
Marketing	36	28	8	28.6
Outside services	16	16	—	—
Professional fees	11	22	(11)	(50.0)
Off-balance sheet credit reserves	(7)	(2)	(5)	*
Federal Deposit Insurance Corporation ("FDIC") assessment fees	8	33	(25)	(75.8)
Expense related to legal matters	—	494	(494)	(100.0)
Miscellaneous	32	19	13	68.4
Total other expenses	115	621	(506)	(81.5)
Total operating expenses	$750	$1,282	$(532)	(41.5)%
Personnel - average number	4,730	4,784
Efficiency ratio	78.8%	120.4%

*	Percentage change is greater than 100 percent.
Salaries and employee benefits  Salaries and employee benefits expense increased slightly during the three months ended March 31, 2019 as higher incentive compensation expense was largely offset by a health care cost reimbursement recorded during the first quarter of 2019. In addition, while continued cost management efforts including targeted staff reductions to optimize staffing and improve efficiency resulted in a decline in the average number of personnel, the impact of these reductions was largely offset by the addition of personnel associated with growth initiatives in certain businesses.
Support services from HSBC affiliates  Support services from HSBC affiliates decreased during the three months ended March 31, 2019 due primarily to lower cost allocations in our technology, risk and compliance support service functions as well as lower costs associated with business systems reflecting the completion of certain projects. A summary of the activities charged to us from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Prior to 2019, occupancy expense was impacted by the amortization of the deferred gain associated with the sale and leaseback of our 452 Fifth Avenue property, which resulted in the recognition of a gain of $2 million during the three months ended March 31, 2018. In January 2019, we adopted new accounting guidance which resulted in a cumulative effect adjustment to recognize the previously deferred gain in retained earnings on January 1, 2019. Excluding this item, occupancy expense was flat during the three months ended March 31, 2019.
Other expenses  Other expenses were lower during the three months ended March 31, 2019 due primarily to lower expense related to legal matters driven by expense recorded in the prior year period related to a mortgage securitization matter that was settled in October 2018 and, to a lesser extent, lower deposit insurance assessment fees and lower professional fees. For additional discussion of the mortgage securitization legal matter, see Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K. These decreases were partially offset by lower levels of expense capitalization related to internally developed software, higher losses associated with card fraud, higher marketing expense and higher capitalized software amortization expense.

HSBC USA Inc.

Efficiency ratio  Our efficiency ratio improved during the three months ended March 31, 2019 due primarily to lower operating expenses, partially offset by lower other revenues as discussed in detail above.
Income tax expense The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income (loss) and the statutory U.S. Federal income tax rate:

Three Months Ended March 31,	2019		2018
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$30	21.0%	$(31)	(21.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	5	3.5	12	8.2
Non-deductible FDIC assessment fees	2	1.4	12	8.2
Other non-deductible / non-taxable items(1)	—	—	100	68.5
Low income housing and other tax credit investments	(3)	(2.1)	(1)	(.9)
Other	1.5		—	—
Provision for income taxes	$35	24.3%	$92	63.0%

(1)	For 2018, the amount relates to the accrual of non-deductible expense related to legal matters.
The Tax Cuts and Jobs Act ("Tax Legislation"), which was enacted in 2017, contains certain complex provisions such as the Base Erosion and Anti-Abuse Tax ("BEAT"), which may have a material impact in future periods on income tax expense and taxes payable for the HSBC North America consolidated tax group, of which we are a member. In December 2018, the Internal Revenue Service and the Treasury Department issued proposed regulations (the "Proposed Regulations") related to the BEAT, which provided guidance and clarified some of the key aspects of this tax which were not addressed in the Tax Legislation. Based on our current interpretation of the Tax Legislation and the Proposed Regulations, the HSBC North America consolidated tax group has not recorded a liability for the BEAT as of March 31, 2019. We continue to evaluate the BEAT provisions, including the Proposed Regulations and their potential impact, which remains uncertain and will depend upon the issuance of final treasury regulations, actions HSBC North America or its affiliates may take as a result of the Tax Legislation and the future earnings of HUSI and other subsidiaries of HSBC North America. Although our analysis is ongoing and could change depending upon the factors discussed above, we currently do not anticipate a material impact on HUSI's financial position or results of operations from the BEAT.

Segment Results – Group Reporting Basis

We have five distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M"), Private Banking ("PB") and a Corporate Center ("CC"). See Item 1, "Business," in our 2018 Form 10-K for a description of our segments, which are based upon our global businesses, including a discussion of the main business activities of the segments and a summary of their products and services. There have been no changes in the basis of our segmentation as compared with the presentation in our 2018 Form 10-K.
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
Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from this activity or the relationship of this activity to other segment activity. These inter-segment transactions have not been eliminated, and we generally account for them as if they were with third parties.
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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2018 Form 10-K.

HSBC USA Inc.

The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 23, "Business Segments," in our 2018 Form 10-K. In addition, see Note 15, "Business Segments," in the accompanying consolidated financial statements for a discussion of significant changes since December 31, 2018 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
Retail Banking and Wealth Management  The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$221	$216	$5	2.3%
Other operating income	65	93	(28)	(30.1)
Total operating income(1)	286	309	(23)	(7.4)
Expected credit losses	21	3	18	*
Net operating income	265	306	(41)	(13.4)
Operating expenses	311	325	(14)	(4.3)
Loss before tax	$(46)	$(19)	$(27)	*

*	Percentage change is greater than 100 percent.

(1)	The following table summarizes the impact of key activities on the total operating income of our RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$173	$172	$1.6%
Mortgages, credit cards and other personal lending	52	58	(6)	(10.3)
Wealth and asset management products	23	31	(8)	(25.8)
Retail business banking and other(2)	38	48	(10)	(20.8)
Total operating income	$286	$309	$(23)	(7.4)%

(2)	Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates.
Our RBWM segment reported a higher loss before tax during the three months ended March 31, 2019 due to lower other operating income and higher expected credit losses, partially offset by lower operating expenses and higher net interest income.
Net interest income increased slightly during the three months ended March 31, 2019 as higher net interest income from deposits driven by improved spreads was largely offset by lower net interest income from lending driven by a continued decline in home equity mortgages and lower spreads.
Other operating income decreased during the three months ended March 31, 2019 due primarily to lower cost reimbursements associated with shared service activities performed on behalf of other HSBC affiliates, including the non-recurrence of approximately $10 million of cost reimbursements recorded in the prior year period associated with enhancing the HSBC Group's digital banking platform. The decrease also reflects lower asset management fees due to lower average assets under management driven in part by negative market performance as well as the non-recurrence of an early termination fee received in the prior year period from PHH Mortgage Corporation.
Expected credit losses were higher during the three months ended March 31, 2019 due primarily to higher expected credit losses in credit cards reflecting growth in customer activity driven by new product promotions along with an associated increase in dollars of delinquency as well as higher expected credit losses in residential mortgages as the positive impact of improvements in economic and credit conditions was more pronounced in the prior year period.
Operating expenses decreased during the three months ended March 31, 2019 due to lower cost allocations from affiliates in our risk and compliance support service functions, lower deposit insurance assessment fees and lower legal costs, partially offset by higher losses associated with card fraud and higher marketing expense.

HSBC USA Inc.

Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$201	$186	$15	8.1%
Other operating income	58	55	3	5.5
Total operating income(1)	259	241	18	7.5
Expected credit losses	6	(10)	16	*
Net operating income	253	251	2.8
Operating expenses	138	151	(13)	(8.6)
Profit before tax	$115	$100	$15	15.0%

*	Percentage change is greater than 100 percent.

(1)	The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$110	$108	$2	1.9%
Global Liquidity and Cash Management, current accounts and savings deposits	116	109	7	6.4
Global Trade and Receivables Finance	12	12	—	—
Investment banking products and other	21	12	9	75.0
Total operating income	$259	$241	$18	7.5%
Our CMB segment reported a higher profit before tax during the three months ended March 31, 2019 due primarily to higher net interest income and lower operating expenses, partially offset by higher expected credit losses.
Net interest income increased during the three months ended March 31, 2019 due to the favorable impact of higher loan balances as we continued to focus efforts on improving returns while applying a disciplined lending approach to grow the business as well as improved spreads from rate increases.
Other operating income increased slightly during the three months ended March 31, 2019 due primarily to higher collaboration revenue, credit facility fees and Global Liquidity and Cash Management fees.
Expected credit losses were higher during the three months ended March 31, 2019 due to downgrades reflecting weakness in the financial condition of certain client relationships and loan growth compared with a release in credit loss reserves in the prior year period reflecting improvements in credit conditions associated with certain clients at that time as well as releases of reserves due to paydowns, sales and maturities.
Operating expenses decreased during the three months ended March 31, 2019 due primarily to lower cost allocations from affiliates in our technology, risk and compliance support service functions and lower deposit insurance assessment fees, partially offset by higher staff costs.

HSBC USA Inc.

Global Banking and Markets  The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$151	$149	$2	1.3%
Other operating income	175	197	(22)	(11.2)
Total operating income(1)	326	346	(20)	(5.8)
Expected credit losses	(17)	(14)	(3)	(21.4)
Net operating income	343	360	(17)	(4.7)
Operating expenses	206	216	(10)	(4.6)
Profit before tax	$137	$144	$(7)	(4.9)%

*	Percentage change is greater than 100 percent.

(1)
The following table summarizes the impact of key activities on the total operating income of our GB&M segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(dollars are in millions)
Credit	$9	$12	$(3)	(25.0)%
Rates	20	6	14	*
Foreign Exchange and Metals	65	84	(19)	(22.6)
Equities	3	12	(9)	(75.0)
Total Global Markets	97	114	(17)	(14.9)
Global Banking	73	89	(16)	(18.0)
Global Liquidity and Cash Management	126	133	(7)	(5.3)
Securities Services	16	17	(1)	(5.9)
Global Trade and Receivables Finance	15	14	1	7.1
Credit and funding valuation adjustments	13	4	9	*
Other(2)	(14)	(25)	11	44.0
Total operating income	$326	$346	$(20)	(5.8)%

(2)
Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and certain corporate funding charges not assigned to products. Beginning in the fourth quarter of 2018, we began allocating interest earned on capital, which was historically reported in Other, to the product lines in the table above and, as a result, we have reclassified prior year amounts in order to conform to the current year presentation. Reported total operating income for all periods was unaffected.

Our GB&M segment reported a lower profit before tax during the three months ended March 31, 2019 due primarily to lower other operating income, partially offset by lower operating expenses.
Credit revenue decreased during the three months ended March 31, 2019 due to lower revenue from collateralized financing related activity.
Rates revenue increased during the three months ended March 31, 2019 due to higher revenue from emerging markets rate products.
Foreign Exchange and Metals revenue decreased during the three months ended March 31, 2019 due to lower revenue in Foreign Exchange as stable client trading activity was more than offset by the impact of market conditions as well as lower revenue in Metals driven by a lower redeployment of liquidity in the short term to Metals and lower trading activity.
Equities revenue decreased during the three months ended March 31, 2019 due to lower client activity in structured equity derivatives.
Global Banking revenue decreased during the three months ended March 31, 2019 due to higher losses associated with credit default swap protection which largely reflects the hedging of a single client exposure, lower net interest income and lower loan syndication fees.
Global Liquidity and Cash Management revenue decreased during the three months ended March 31, 2019 due to lower clearing fees, lower compliance fees, an unfavorable shift in product mix and a reporting change for cost reimbursements associated with activities performed on behalf of other HSBC affiliates as discussed below. These decreases were partially offset by higher net interest income due to the favorable impact of higher short-term market rates.

HSBC USA Inc.

Securities Services revenue was relatively flat during the three months ended March 31, 2019 as a reporting change for cost reimbursements associated with activities performed on behalf of other HSBC affiliates as discussed below was largely offset by higher revenue from additional direct custody and clearing client activity as well as higher net interest income due to the favorable impact of higher short-term market rates.
Global Trade and Receivables Finance revenue was relatively flat during the three months ended March 31, 2019.
Credit and funding valuation adjustments resulted in higher gains during the three months ended March 31, 2019 attributable primarily to movements in our own credit spreads within our derivative liability balances.
Other revenue improved during the three months ended March 31, 2019 due to lower excess liquidity charges and a reporting change for cost reimbursements associated with activities performed on behalf of other HSBC affiliates. During the second quarter of 2018, we began reporting these cost reimbursements in Other and, as a result, we reported $8 million of cost reimbursements in Other during the three months ended March 31, 2019 that previously would have been reported in Global Liquidity and Cash Management and Securities Services above.
Expected credit losses reflected slightly higher releases during the three months ended March 31, 2019 as higher releases in credit loss reserves due to improvements in credit conditions associated with certain client relationships, including the upgrade of a single oil and gas industry client in the current year period, was largely offset by lower releases in credit loss reserves associated with paydowns, sales and maturities as well as higher loss estimates for downgrades reflecting weakness in the financial condition of certain client relationships and loan growth.
Operating expenses were lower during the three months ended March 31, 2019 due to lower deposit insurance assessment fees, lower cost allocations from affiliates in our technology, risk and compliance support service functions and lower staff costs.
Private Banking  The following table summarizes the Group Reporting Basis results for our PB segment:

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$37	$47	$(10)	(21.3)%
Other operating income	16	20	(4)	(20.0)
Total operating income	53	67	(14)	(20.9)
Expected credit losses	(1)	(3)	2	66.7
Net operating income	54	70	(16)	(22.9)
Operating expenses	53	61	(8)	(13.1)
Profit before tax	$1	$9	$(8)	(88.9)%
In August 2017, our PB business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS. Under the terms of the agreement, we facilitate the referral of these client relationships to UBS for a fee, including the transfer of client assets, consisting of client investments and deposits, as well as the transfer of the relationship managers and client service employees that support these clients. Loans associated with these client relationships were not included in the agreement. Total operating income associated with these client relationships was nil and $8 million during the first quarter of 2019 and 2018, respectively.
The following table provides information regarding PB client assets during the three months ended March 31, 2019 and 2018:

Three Months Ended March 31,	2019	2018
	(in millions)
Client assets at beginning of period	$36,017	$39,089
Net new money	1,001	133
Client transfers to UBS	(23)	(805)
Value change	1,413	(265)
Client assets at end of period	$38,408	$38,152
Our PB segment reported a lower profit before tax during the three months ended March 31, 2019 due primarily to lower net interest income and lower other operating income, partially offset by lower operating expenses.
Net interest income decreased during the three months ended March 31, 2019 reflecting the impact of lower deposit balances due primarily to the impact of the client referral agreement with UBS.

HSBC USA Inc.

Other operating income decreased during the three months ended March 31, 2019 due to lower fees and commissions reflecting a decline in assets under management.
Expected credit losses increased slightly during the three months ended March 31, 2019 due to a higher release in credit loss reserves in the prior year period reflecting lower loss estimates on residential mortgages.
Operating expenses decreased during the three months ended March 31, 2019 largely due to lower staff costs and lower deposit insurance assessment fees.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$14	$15	$(1)	(6.7)%
Other operating income	24	83	(59)	(71.1)
Total operating income(1)	38	98	(60)	(61.2)
Expected credit losses	1	3	(2)	(66.7)
Net operating income	37	95	(58)	(61.1)
Operating expenses	40	532	(492)	(92.5)
Loss before tax	$(3)	$(437)	$434	99.3%

*	Percentage change is greater than 100 percent.

(1)	The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2019	2018	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$69	$68	$1	1.5%
Legacy structured credit products	(31)	17	(48)	*
Other	—	13	(13)	(100.0)
Total operating income	$38	$98	$(60)	(61.2)%

(2)	Balance Sheet Management includes gains on the sale of securities of $7 million and $5 million in the three months ended March 31, 2019 and 2018, respectively.
Our CC segment reported a lower loss before tax during the three months ended March 31, 2019 due primarily to lower operating expenses driven by expense recorded in the prior year period related to a mortgage securitization legal matter that was settled in October 2018, partially offset by lower other operating income.
Net interest income was relatively flat during the three months ended March 31, 2019.
Other operating income decreased during the three months ended March 31, 2019 due primarily to a loss of approximately $39 million recorded during the first quarter of 2019 related to the unwind of one of our unconsolidated VIEs as well as unfavorable movements related to the economic hedging of interest rate risk within our own debt.
Expected credit losses were lower during the three months ended March 31, 2019 due to a higher loss in the prior year period reflecting higher loss estimates on certain financial assets.
Operating expenses were lower during the three months ended March 31, 2019 due primarily to lower expense related to legal matters driven by expense recorded in the prior year period related to a mortgage securitization matter as discussed above.
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
For loans identified as troubled debt restructurings ("TDR Loans"), an allowance for credit losses is maintained primarily based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, the fair value of the collateral if the loan is collateral dependent or, for commercial loans, the observable market price if the loan is traded in the market. The circumstances in which we perform a loan modification involving a TDR Loan at a then current market interest rate for a borrower with similar credit risk would include other changes to the terms of the original loan made as part of the restructuring (e.g. principal reductions, collateral changes, etc.) in order for the loan to be classified as a TDR Loan.
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

HSBC USA Inc.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2018 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2018 Form 10-K. There have been no significant revisions to our policies or methodologies during the first quarter of 2019.
The following table sets forth the allowance for credit losses for the periods indicated:

	March 31, 2019	December 31, 2018
	(dollars are in millions)
Allowance for credit losses	$583	$541
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.02%	.97%
Affiliates	—	—
Total commercial	.96	.93
Consumer:
Residential mortgages	.06	.07
Home equity mortgages	.85	.71
Credit cards	6.06	5.69
Other consumer	2.52	1.98
Total consumer	.45	.42
Total	.82%	.78%
Net charge-offs:(2)
Commercial(3)	6,188%	1,117%
Consumer	154	319
Total	897%	807%
Nonperforming loans:(1)(4)
Commercial	375%	318%
Consumer	21	20
Total	107%	97%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios at March 31, 2019 reflect year-to-date net charge-offs, annualized. Ratios at December 31, 2018 reflect full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the quarter ended March 31, 2019 and year ended December 31, 2018 was 743 months and 134 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three months ended March 31, 2019 and 2018.
The allowance for credit losses at March 31, 2019 increased $42 million or 8 percent as compared with December 31, 2018 due to higher loss estimates in both our commercial and consumer loan portfolios.

HSBC USA Inc.

Our commercial allowance for credit losses increased $37 million or 8 percent as compared with December 31, 2018 due to downgrades reflecting weakness in the financial condition of certain client relationships and loan growth, partially offset by releases in credit loss reserves due to paydowns.
Our consumer allowance for credit losses increased $5 million or 6 percent as compared with December 31, 2018 due to a higher allowance for credit losses in credit cards reflecting growth in customer activity driven by new product promotions along with an associated increase in dollars of delinquency as well as a higher allowance for credit losses in other consumer loans driven by deterioration in early stage delinquency roll rates. These increases were partially offset by a lower allowance for credit losses in residential mortgages due to improvements in economic and credit conditions.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of risk factors relating to trends such as recent portfolio performance as compared with average roll rates as well as housing market trends and second lien exposure.
The allowance for credit losses as a percentage of total loans held for investment at March 31, 2019 increased as compared with December 31, 2018 as the increase in our allowance for credit losses for the reasons discussed above outpaced the increase in total loans held for investment.
The allowance for credit losses as a percentage of net charge-offs at March 31, 2019 increased as compared with December 31, 2018 due to an increase in our allowance for credit losses for the reasons discussed above and a decrease in dollars of net charge-offs driven by lower charge-offs in our commercial loan portfolio associated with loan sales and managed reductions in certain exposures, partially offset by higher charge-offs in our consumer loan portfolio due primarily to higher charge-offs in credit cards reflecting growth in customer activity driven by new product promotions and, to a lesser extent, higher charge-offs in residential mortgages due to a net recovery in the prior year period.
The allowance for credit losses as a percentage of nonperforming loans held for investment at March 31, 2019 increased as compared with December 31, 2018 due to an increase in our allowance for credit losses for the reasons discussed above and a decrease in nonperforming loans due primarily to the paydown of a large oil and gas industry loan in our commercial loan portfolio.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	March 31, 2019		December 31, 2018
	(dollars are in millions)
Commercial(1)	$495	72.4%	$458	71.5%
Consumer:
Residential mortgages	10	24.5	13	25.2
Home equity mortgages	8	1.3	7	1.4
Credit cards	63	1.5	58	1.5
Other consumer	7.3		5.4
Total consumer	88	27.6	83	28.5
Total	$583	100.0%	$541	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	March 31, 2019	December 31, 2018
	(in millions)
Off-balance sheet credit risk reserve	$89	$96
Off-balance sheet reserves at March 31, 2019 decreased as compared with December 31, 2018 reflecting lower outstanding exposure. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	March 31, 2019	December 31, 2018
	(dollars are in millions)
Delinquent loans:
Commercial	$37	$60
Consumer:
Residential mortgages(1)(2)	356	347
Home equity mortgages(1)(2)	29	30
Credit cards	22	20
Other consumer	7	8
Total consumer	414	405
Total	$451	$465
Delinquency ratio:
Commercial	.07%	.12%
Consumer:
Residential mortgages(1)(2)	2.05	1.99
Home equity mortgages(1)(2)	3.08	3.05
Credit cards	2.12	1.96
Other consumer	2.52	2.62
Total consumer	2.11	2.05
Total	.63%	.67%

(1)
At March 31, 2019 and December 31, 2018, consumer mortgage loan delinquency includes $223 million and $254 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $1 million and $1 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	March 31, 2019	December 31, 2018
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$34	$9
ARM loans	129	114
Delinquency ratio:
Interest-only loans	1.03%	.28%
ARM loans	1.06	.94
Compared with December 31, 2018, our two-months-and-over contractual delinquency ratio decreased 4 basis points due to lower dollars of delinquency in our commercial loan portfolio, partially offset by higher dollars of delinquency in our consumer loan portfolio.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 5 basis points compared with December 31, 2018 due to improved collections, including the collection of a commercial real estate loan which became 60 days delinquent in the fourth quarter of 2018, as well as higher outstanding loan balances.
Compared with December 31, 2018, our consumer loan two-month-and-over contractual delinquency ratio increased 6 basis points due primarily to higher dollars of residential mortgage delinquency driven by certain Private Banking customers which became 60 days delinquent in the first quarter and slightly higher dollars of credit card delinquency reflecting growth in customer activity driven by new product promotions.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Business and corporate banking	$2	$6	$3
Global banking	—	—	4
Total commercial	2	6	7
Consumer:
Residential mortgages	2	1	(3)
Credit cards	11	9	6
Other consumer	1	1	1
Total consumer	14	11	4
Total	$16	$17	$11
Net Charge-off Ratio:
Commercial:
Business and corporate banking	.06	.18	.10
Global banking	—	—	.08
Total commercial	.02	.05	.06
Consumer:
Residential mortgages	.05	.02	(.07)
Credit cards	4.41	3.76	3.26
Other consumer	1.78	1.63	1.13
Total consumer	.29	.22	.08
Total	.09%	.10%	.07%
  Our net charge-off ratio as a percentage of average loans for the quarter ended March 31, 2019 decreased 1 basis point compared with the quarter ended December 31, 2018 due to lower levels of net charge-offs in our commercial loan portfolio associated with managed reductions in certain exposures, partially offset by higher levels of net charge-offs in our consumer loan portfolio due primarily to higher charge-offs in credit cards reflecting growth in customer activity driven by new product promotions.
Compared with the quarter ended March 31, 2018, our net charge-off ratio as a percentage of average loans increased 2 basis points due to higher levels of net charge-offs in our consumer loan portfolio due to higher charge-offs in credit cards reflecting growth in customer activity driven by new product promotions and higher charge-offs in residential mortgages as the positive impact of improvements in economic and credit conditions was more pronounced in the prior year period. These increases were partially offset by lower levels of net charge-offs in our commercial loan portfolio associated with loan sales and managed reductions in certain exposures.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$5	$7
Business and corporate banking	78	70
Global banking	48	65
Other commercial	—	1
Total commercial	131	143
Consumer:
Residential mortgages(1)(2)(3)	344	341
Home equity mortgages(1)(2)	50	55
Consumer nonaccrual loans held for sale	1	1
Total consumer	395	397
Total nonaccruing loans	526	540
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	15	14
Other consumer	5	6
Total consumer	20	20
Total accruing loans contractually past due 90 days or more	21	21
Total nonperforming loans	547	561
Other real estate owned(4)	12	12
Total nonperforming assets	$559	$573

(1)
At March 31, 2019 and December 31, 2018, nonaccrual consumer mortgage loans held for investment include $262 million and $289 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes $1 million or less of commercial other real estate owned at March 31, 2019 and December 31, 2018.
Nonaccrual loans decreased compared with December 31, 2018 due primarily to lower levels of nonaccrual loans in our commercial loan portfolio driven by the paydown of a large oil and gas industry loan, partially offset by the downgrade of a business and corporate banking loan. Accruing loans past due 90 days or more were flat as compared with December 31, 2018.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2018 Form 10-K.
Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans as well as certain other commercial credit quality indicators. Commercial impaired loans decreased as compared with December 31, 2018 due to lower nonaccrual loans as discussed above as well as the paydown of a large accruing TDR Loan in global banking.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at March 31, 2019 and December 31, 2018. Each category is not mutually exclusive and loans may appear in more than one category below.

	March 31, 2019	December 31, 2018
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,290	$3,208
ARM loans(1)	12,184	12,096

(1)	During the remainder of 2019 and during 2020, approximately $363 million and $746 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $32 million and $65 million at March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019	December 31, 2018
	(in millions)
Closed end:
First lien	$17,368	$17,383
Second lien	39	40
Revolving(1)	902	942
Total	$18,309	$18,365

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at March 31, 2019 and December 31, 2018 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
March 31, 2019
New York State	30.8%	31.6%
California	21.5	43.8
North Central United States	3.5	2.0
North Eastern United States, excluding New York State	6.4	7.8
Southern United States	29.7	10.2
Western United States, excluding California	8.1	4.6
Total	100.0%	100.0%
December 31, 2018
New York State	32.1%	31.8%
California	21.5	43.5
North Central United States	3.0	2.0
North Eastern United States, excluding New York State	6.4	7.8
Southern United States	28.9	10.4
Western United States, excluding California	8.1	4.5
Total	100.0%	100.0%

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

	March 31, 2019	December 31, 2018
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$33,548	$30,643
Less: collateral held against exposure	6,038	5,251
Net credit risk exposure	$27,510	$25,392

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
Interest Bearing Deposits with Banks totaled $20,197 million and $15,700 million at March 31, 2019 and December 31, 2018, respectively, of which $18,983 million and $14,376 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus

HSBC USA Inc.

interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $6,924 million and $10,168 million at March 31, 2019 and December 31, 2018, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $17,978 million and $17,041 million at March 31, 2019 and December 31, 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $46,423 million and $46,049 million at March 31, 2019 and December 31, 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $9,567 million and $4,180 million at March 31, 2019 and December 31, 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $113,639 million and $110,955 million at March 31, 2019 and December 31, 2018, respectively, which included $87,112 million and $91,909 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $31,475 million at March 31, 2019 from $30,628 million at December 31, 2018. The following table presents the maturities of long-term debt at March 31, 2019:

(in millions)
2019	$5,267
2020	7,160
2021	5,789
2022	1,636
2023	1,112
Thereafter	10,511
Total	$31,475
The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2019 and 2018:

Three Months Ended March 31,	2019	2018
	(in millions)
Long-term debt issued	$1,829	$1,517
Long-term debt repaid	(2,091)	(3,899)
Net long-term debt repaid	$(262)	$(2,382)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the three months ended March 31, 2019.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. During the first quarter of 2019, due to an anticipated decrease in utilization of the shelf registration statement, the Board of Directors approved a reduction in the amount we are authorized to issue from $36,000 million at December 31, 2018 to $30,000 million at March 31, 2019, of which $13,820 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $13,855 million was available at March 31, 2019. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At March 31, 2019, long-term debt included $2,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $16,322 million.
Preferred Equity  See Note 17, "Preferred Stock," in our 2018 Form 10-K for information regarding all outstanding preferred share issues.

HSBC USA Inc.

Common Equity  During the first quarter of 2019, HSBC USA received a common stock return of capital of $2.4 billion from its subsidiary, HSBC Bank USA, and paid a distribution on its common stock of $2.4 billion from surplus capital to its parent, HSBC North America.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	11.9%	13.6%
Tier 1 capital to risk-weighted assets	12.9	14.6
Total capital to risk-weighted assets	15.6	17.2
Tier 1 leverage ratio(1)	9.6	11.0
Supplementary leverage ratio(2)	6.7	7.6

(1)	Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

(2)	Total leverage exposure, the SLR denominator, includes adjusted quarterly average assets plus certain off-balance sheet exposures.
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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). Under the Basel III rule, there are two methods available to calculate risk-weighted assets, the generally-applicable Standardized Approach and the Advanced Approaches, which are required in addition to the Standardized Approach for large banking organizations that meet certain thresholds. As previously disclosed, in accordance with FRB rules, HSBC North America and HSBC Bank USA received regulatory approval to opt out of the Advanced Approaches and are calculating their risk-based capital requirements solely under the Standardized Approach. HSBC Bank USA submits an annual statement to the OCC to maintain this opt out. For additional discussion of the Basel III final rule requirements, including required minimum capital ratios, as well as a discussion of recent regulatory developments and their expected impact see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2018 Form 10-K. We continue to review the composition of our capital structure and capital buffers in light of these developments.
Capital Planning and Stress Testing The FRB requires IHCs and large bank holding companies ("BHCs"), including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and periodic company-run stress tests as required under Dodd-Frank (collectively, "DFAST"), as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act ("Relief Act"). HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and periodic company-run exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon. See Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2018 Form 10-K for further discussion on capital planning and stress testing, including detail regarding the FRB's supervisory assessment as part of the CCAR process, as well as a discussion of recent regulatory developments and their expected impact.
HSBC North America submitted its latest CCAR capital plan and both HSBC North America and HSBC Bank USA submitted their latest annual company-run DFAST results in April 2019. HSBC North America and HSBC Bank USA will publicly disclose their latest annual DFAST results, as required, within 15 days of the FRB disclosing the results of its own DFAST results. The FRB will publicly disclose its own DFAST and CCAR results on or before June 30, 2019. Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America or HSBC Bank USA. Capital planning and stress testing for HSBC North America or HSBC Bank USA may impact our future capital and liquidity.

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
Other Regulatory Developments In April 2019, the FRB and the other federal banking agencies jointly proposed rules to implement the Relief Act that would tailor the application of the enhanced prudential standards to U.S. operations of foreign banking organizations ("FBOs") to implement the Relief Act amendments (the "Tailoring Proposals"). The proposed rules would assign each FBO with $100 billion or more in total U.S. assets, taking into account their combined U.S. operations, to one of four categories based on its size and five risk-based indicators.
In connection with the release of the proposed rules, FRB staff indicated which firms likely would fall into each of the four categories based on data for the third quarter of 2018. According to the FRB staff’s projections, HSBC and HSBC North America would be subject to the Category III standards under the proposed rules. If the Tailoring Proposals were finalized as proposed and HSBC North America became subject to Category III standards, HSBC North America would (i) remain subject to the generally applicable Standardized Approach capital requirements and the SLR; (ii) become eligible to opt-out of the requirement to recognize most elements of accumulated other comprehensive income in regulatory capital (iii) remain subject to annual supervisory stress testing and capital plan requirements as part of the annual CCAR exercise; (iv) become subject to company-run stress testing requirements on a two-year cycle; and (v) remain subject to single counterparty credit limits. Under the Tailoring Proposals, whether HSBC North America would be required to comply with full daily liquidity coverage ratio and net stable funding ratio requirements would depend on whether its weighted short-term wholesale funding would exceed $75 billion. The Tailoring Proposals also clarify that the IHC of a Category III FBO, such as HSBC North America, would be not be considered an "Advanced Approaches banking organization" and therefore would not be required to use the Standardized Approach to counterparty credit risk ("SA-CCR") to measure its derivative exposure. Instead, HSBC North America would have the option to use either the SA-CCR or the current exposure method for its risk-based capital ratios and its SLR under the federal banking agencies' pending proposal to implement the SA-CCR.
Simultaneous with the Tailoring Proposals, the FRB and FDIC jointly released a proposal to revise the regulations implementing the resolution planning requirements in the Dodd-Frank Act (the "Resolution Plan Proposal"). Under the Resolution Plan Proposal, HSBC would be required to file a resolution plan every three years (rather than annually), alternating between a full resolution plan and a targeted resolution plan, which would generally be limited to core areas such as capital and liquidity, as well as material changes in other areas. Under the Resolution Plan Proposal, HSBC’s next full resolution plan submission would not be required until July 1, 2021 and its first targeted resolution plan submission would not be required until July 1, 2024.
The Tailoring Proposals and the Resolution Plan Proposal are subject to modification through the federal rulemaking process in accordance with the Administrative Procedures Act. The ultimate effects of the Relief Act and the Tailoring Proposals on HSBC North America cannot be determined at this time and will be subject to the final form of the Tailoring Proposals and additional rulemakings issued by the FRB and other federal regulators.
2019 Funding Strategy  Our current estimate for funding needs and sources for 2019 are summarized in the following table:

	Actual January 1 through March 31, 2019	Estimated April 1 through December 31, 2019	Estimated Full Year 2019
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$2	$6	$8
Net change in short-term investments and securities	2	(3)	(1)
Net change in trading and other assets	5	5	10
Total funding needs	$9	$8	$17
Increase (decrease) in funding sources:
Net change in deposits	$3	$9	$12
Net change in trading and other short-term liabilities	5	1	6
Net change in long-term debt	1	(2)	(1)
Total funding sources	$9	$8	$17
The above table reflects a long-term funding strategy. Daily balances fluctuate as we accommodate customer needs, while ensuring that we have liquidity in place to support the balance sheet maturity funding profile. Should market conditions deteriorate, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. We remain confident

HSBC USA Inc.

in our ability to access the market for long-term debt funding needs in the current market environment. We continue to seek well-priced and stable customer deposits. We also continue to sell new agency-eligible mortgage loan originations to third parties.
HSBC Bank USA is subject to significant restrictions imposed by federal law on extensions of credit to, and certain other 'covered transactions' with HSBC USA and other affiliates. For further discussion, see Part I, "Regulation and Competition - Affiliate Transaction Restrictions," in our 2018 Form 10-K.
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

	Balance at March 31, 2019
	One Year or less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2018
	(in millions)
Standby letters of credit, net of participations(1)	$6,378	$2,465	$108	$8,951	$8,972
Commercial letters of credit	127	46	—	173	218
Credit derivatives(2)	8,048	41,781	5,176	55,005	45,384
Other commitments to extend credit:
Commercial(3)	20,455	62,350	3,286	86,091	89,302
Consumer	8,276	—	—	8,276	7,927
Total	$43,284	$106,642	$8,570	$158,496	$151,803

(1)	Includes $1,414 million and $1,321 million issued for the benefit of HSBC affiliates at March 31, 2019 and December 31, 2018, respectively.

(2)	Includes $32,510 million and $25,734 million issued for the benefit of HSBC affiliates at March 31, 2019 and December 31, 2018, respectively.

(3)	Includes $1,600 million and $2,045 million issued for the benefit of HSBC affiliates at March 31, 2019 and December 31, 2018, respectively.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2019 and December 31, 2018, our Level 3 measurements included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain corporate debt securities, certain asset-backed securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable

HSBC USA Inc.

credit quality, swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation and a contingent consideration receivable associated with the sale of a portion of our PB business. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(dollars are in millions)
Level 3 assets(1)(2)	$1,157	$2,338
Total assets measured at fair value(1)(3)	85,800	81,125
Level 3 liabilities(1)	1,644	1,550
Total liabilities measured at fair value(1)	50,585	52,587
Level 3 assets as a percent of total assets measured at fair value	1.3%	2.9%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.2%	2.9%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $1,112 million of recurring Level 3 assets and $45 million of non-recurring Level 3 assets at March 31, 2019. Includes $2,301 million of recurring Level 3 assets and $37 million of non-recurring Level 3 assets at December 31, 2018.

(3)
Includes $85,744 million of assets measured on a recurring basis and $56 million of assets measured on a non-recurring basis at March 31, 2019. Includes $81,030 million of assets measured on a recurring basis and $95 million of assets measured on a non-recurring basis at December 31, 2018.

Significant Changes in Fair Value for Level 3 Assets and Liabilities During the first quarter of 2019, one of our unconsolidated VIEs was unwound and our investment in the VIE along with the related derivatives were terminated. Our investment in the VIE, which was a level 3 asset measured at fair value on a recurring basis, had a carrying value of $1,293 million at the time of unwind. See Note 17, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2019 and 2018 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $45 million or a decrease of the overall fair value measurement of approximately $16 million at March 31, 2019. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers and certain asset-backed securities including CDOs.

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
Our Board of Directors has the ultimate responsibility for effective management of risk and approves HUSI's risk appetite. It is advised on risk matters by the Risk Committee of the Board of Directors and the Compliance and Conduct Committee. In particular, the Risk Committee of the Board of Directors advises the Board of Directors on risk appetite and its alignment with our strategy,

HSBC USA Inc.

risk governance and internal controls as well as high-level risk related matters. Robust risk governance and accountability are embedded throughout our business through an established framework that helps to ensure appropriate oversight of and accountability for the effective management of risk.
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
See "Risk Management" in MD&A in our 2018 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. There have been no material changes to our approach to risk management since December 31, 2018.
Liquidity Risk Management  Although our overall approach to liquidity risk management has not changed, we continuously monitor the impact of market events on our liquidity positions and will continue to adapt our liquidity framework to reflect market events and the evolving regulatory landscape and view as to best practices. See "Risk Management" in MD&A in our 2018 Form 10-K for a more complete discussion of our approach to liquidity risk.
As part of our approach towards liquidity risk management, we employ the measures discussed below to define, monitor and control our liquidity and funding risk in accordance with HSBC policy.
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both March 31, 2019 and December 31, 2018, HSBC USA's LCR under the EU LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets. HSBC North America and HSBC Bank USA are also subject to the U.S. LCR rule. Under the U.S. rule, U.S. institutions, including HSBC North America and HSBC Bank USA, are required to maintain a minimum LCR of 100 percent and report LCR to U.S. regulators on a daily basis. During the three months ended March 31, 2019 and year ended December 31, 2018, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement.

HSBC USA Inc.

The European calibration of the Basel Committee based Net Stable Funding Ratio ("NSFR"), which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR guidance, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At both March 31, 2019 and December 31, 2018, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. At both March 31, 2019 and December 31, 2018, HSBC Bank USA's estimated NSFR, based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded 100 percent.
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
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future rules.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at March 31, 2019:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at March 31, 2019.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At March 31, 2019, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
Interest Rate Risk Management  Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. See "Risk Management" in MD&A in our 2018 Form 10-K for a more complete discussion of our approach to interest rate risk.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both March 31, 2019 and December 31, 2018, our EVE remains higher than our book value of equity under the base case, up 200 basis points and down 200 basis points scenarios.

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

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on April 1, 2019 and January 1, 2019, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$103	4%	$99	3%
Resulting from a gradual 100 basis point decrease in the yield curve	(179)	(6)	(121)	(4)
Resulting from a gradual 200 basis point increase in the yield curve	148	5	160	6
Other significant scenarios monitored (reflects projected rate movements on April 1, 2019 and January 1, 2019, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve	(143)	(5)	(112)	(4)
Resulting from an immediate 100 basis point increase in the yield curve	160	6	145	5
Resulting from an immediate 100 basis point decrease in the yield curve	(339)	(12)	(283)	(10)
Resulting from an immediate 200 basis point increase in the yield curve	252	9	245	8
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital risk/sensitivity of other comprehensive loss  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk-weighted assets and total equity to total assets. At March 31, 2019, we had an available-for-sale securities portfolio of approximately $32,040 million with a negative mark-to-market adjustment of $353 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $244 million to a net loss of $597 million with the following results on our capital ratios:

	March 31, 2019		December 31, 2018
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk-weighted assets	11.9%	11.8%	13.6%	13.5%
Total equity to total assets	10.1	10.0	11.9	11.8

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
Market Risk Management  Exposure to market risk is separated into two portfolios:

•	Trading portfolios comprise positions arising from market-making and warehousing of client-derived positions.

•
Non-trading portfolios comprise positions that primarily arise from the interest rate management of our retail and commercial banking assets and liabilities and financial investments classified as available-for-sale and held-to-maturity.

See "Risk Management" in MD&A in our 2018 Form 10-K for a more complete discussion of our approach to market risk.
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
Trading Portfolios  Trading VaR generates from the Global Markets unit of the GB&M business segment. Portfolios are mainly comprised of foreign exchange products, interest rate swaps, credit default swaps and precious metals (i.e., gold, silver, platinum) in both North America and emerging markets.

HSBC USA Inc.

Daily VaR (trading portfolios), 99 percent 1 day (in millions):
The following table summarizes our trading VaR for the three months ended March 31, 2019:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At March 31, 2019	$3	$5	$1	$(4)	$5

Three Months Ended March 31, 2019
Average	2	7	1	(4)	6
Maximum	4	8	1		8
Minimum	1	5	1		5

At December 31, 2018	$2	$6	$1	$(3)	$6

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
During the first quarter of 2019, we experienced one back-testing exception. The profit exception occurred in March and was mainly driven by precious metal future and spot price movements. There was no evidence of model errors or control failures.

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
The following table summarizes our non-trading VaR for the three months ended March 31, 2019:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At March 31, 2019	$29	$20	$(11)	$38

Three Months Ended March 31, 2019
Average	23	21	(8)	36
Maximum	35	22		39
Minimum	21	18		33

At December 31, 2018	$22	$18	$(6)	$34

(1)	Refer to the Trading VaR table above for additional information.
Non-trading VaR also includes the interest rate risk of non-trading financial assets and liabilities held by the global businesses and transfer priced into Balance Sheet Management which has the mandate to centrally manage and hedge it. For a broader discussion on how interest rate risk is managed, please refer to the "Risk Management - Interest Rate Risk Management" section in MD&A in our 2018 Form 10-K.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2019 and 2018 included fees of $17 million and $18 million respectively.

Three Months Ended March 31,	2019			2018
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$17,115	$114	2.70%	$27,091	$110	1.65%
Federal funds sold and securities purchased under resale agreements	6,250	62	4.02	7,615	48	2.56
Trading securities	18,832	63	1.36	12,774	49	1.56
Securities	45,995	304	2.68	44,516	253	2.30
Loans:
Commercial	50,036	522	4.23	48,283	414	3.48
Consumer:
Residential mortgages	17,448	157	3.65	17,338	147	3.44
Home equity mortgages	959	12	5.07	1,162	12	4.19
Credit cards	1,020	19	7.55	735	18	9.93
Other consumer	276	6	8.82	400	7	7.10
Total consumer	19,703	194	3.99	19,635	184	3.80
Total loans	69,739	716	4.16	67,918	598	3.57
Other	2,889	18	2.53	3,916	16	1.66
Total interest earning assets	$160,820	$1,277	3.22%	$163,830	$1,074	2.66%
Allowance for credit losses	(540)			(653)
Cash and due from banks	1,299			795
Other assets	13,305			21,170
Total assets	$174,884			$185,142
Liabilities and Equity
Domestic deposits:
Savings deposits	$46,504	$102.89%		$50,310	$71.57%
Time deposits	23,626	170	2.92	22,472	113	2.04
Other interest bearing deposits	10,125	51	2.04	11,066	30	1.10
Foreign deposits:
Foreign banks deposits	4,128	7.69		4,710	5.43
Other interest bearing deposits	763	3	1.59	1,292	2.63
Deposits held for sale	4	—	.59	368	1.62
Total interest bearing deposits	85,150	333	1.59	90,218	222	1.00
Short-term borrowings	7,612	62	3.30	6,510	33	2.06
Long-term debt	31,401	312	4.03	33,501	257	3.11
Total interest bearing deposits and debt	124,163	707	2.31	130,229	512	1.59
Tax liabilities and other	1,156	8	2.81	1,826	10	2.22
Total interest bearing liabilities	$125,319	$715	2.31%	$132,055	$522	1.60%
Net interest income/Interest rate spread		$562.91%			$552	1.06%
Noninterest bearing deposits	23,636			27,192
Other liabilities	6,444			5,904
Total equity	19,485			19,991
Total liabilities and equity	$174,884			$185,142
Net interest margin on average earning assets			1.42%			1.37%
Net interest income to average total assets			1.30%			1.21%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the first quarter of 2019 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the first quarter of 2019 and approximately 16 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the first quarter of 2019 was approximately $298.

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
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2019. There was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2019 relating to these frozen accounts.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2019 and 2018, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (iii) the Consolidated Balance Sheet at March 31, 2019 and December 31, 2018, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2019 and 2018, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA INC.

By:	/s/ GERARD MATTIA
Gerard Mattia
Senior Executive Vice President and
Interim Chief Financial Officer