Form 10-Q
period 2019-06-30
HSBC USA INC /MD/
filed 2019-08-05
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 2, 2019, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Interest income:
Loans	$743	$637	$1,459	$1,235
Securities	298	278	602	531
Trading securities	67	53	130	102
Short-term investments	173	157	349	315
Other	20	22	38	38
Total interest income	1,301	1,147	2,578	2,221
Interest expense:
Deposits	380	258	713	480
Short-term borrowings	68	43	130	76
Long-term debt	306	283	618	540
Other	7	8	15	18
Total interest expense	761	592	1,476	1,114
Net interest income	540	555	1,102	1,107
Provision for credit losses	46	(45)	104	(116)
Net interest income after provision for credit losses	494	600	998	1,223
Other revenues:
Credit card fees, net	18	15	30	26
Trust and investment management fees	31	34	61	72
Other fees and commissions	162	184	309	344
Trading revenue	123	192	256	355
Other securities gains, net	23	10	30	15
Servicing and other fees from HSBC affiliates	88	87	169	186
Gain (loss) on instruments designated at fair value and related derivatives	(17)	4	(26)	34
Other income (loss)	8	11	(3)	18
Total other revenues	436	537	826	1,050
Operating expenses:
Salaries and employee benefits	221	212	431	419
Support services from HSBC affiliates	411	405	791	816
Occupancy expense, net	48	45	93	88
Other expenses	94	124	209	745
Total operating expenses	774	786	1,524	2,068
Income before income tax	156	351	300	205
Income tax expense	35	82	70	174
Net income	$121	$269	$230	$31

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$121	$269	$230	$31
Net change in unrealized gains (losses), net of tax:
Investment securities	220	(76)	399	(271)
Fair value option liabilities attributable to our own credit spread	7	129	(104)	141
Derivatives designated as cash flow hedges	5	10	19	12
Pension and post-retirement benefit plans	—	(1)	(3)	—
Total other comprehensive income (loss)	232	62	311	(118)
Comprehensive income (loss)	$353	$331	$541	$(87)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2019	December 31, 2018
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,196	$1,514
Interest bearing deposits with banks	11,736	15,700
Federal funds sold and securities purchased under agreements to resell	5,289	10,168
Trading assets (includes $7.4 billion and $2.5 billion of assets pledged to creditors at June 30, 2019 and December 31, 2018, respectively)	33,502	21,978
Securities available-for-sale (includes $2.3 billion and $0.8 billion of assets pledged to creditors at June 30, 2019 and December 31, 2018, respectively)	37,254	31,379
Securities held-to-maturity (fair value of $14.0 billion and $14.4 billion at June 30, 2019 and December 31, 2018, respectively)	13,927	14,670
Loans	72,478	68,978
Less – allowance for credit losses	613	541
Loans, net	71,865	68,437
Loans held for sale (includes $128 million and $109 million designated under fair value option at June 30, 2019 and December 31, 2018, respectively)	191	512
Properties and equipment, net	154	158
Goodwill	1,607	1,607
Other assets	7,342	6,325
Total assets	$184,063	$172,448
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$22,826	$25,639
Interest bearing (includes $8.5 billion and $8.2 billion designated under fair value option at June 30, 2019 and December 31, 2018, respectively)	89,054	78,830
Foreign deposits:
Noninterest bearing	186	202
Interest bearing	4,895	6,274
Deposits held for sale	—	10
Total deposits	116,961	110,955
Short-term borrowings (includes $222 million and $560 million designated under fair value option at June 30, 2019 and December 31, 2018, respectively)	8,649	4,180
Long-term debt (includes $12.0 billion and $11.2 billion designated under fair value option at June 30, 2019 and December 31, 2018, respectively)	30,849	30,628
Total debt	156,459	145,763
Trading liabilities	4,026	3,643
Interest, taxes and other liabilities	4,944	2,536
Total liabilities	165,429	151,942
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both June 30, 2019 and December 31, 2018)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both June 30, 2019 and December 31, 2018)	—	—
Additional paid-in capital	15,734	18,136
Retained earnings	1,690	1,471
Accumulated other comprehensive loss	(55)	(366)
Total common equity	17,369	19,241
Total equity	18,634	20,506
Total liabilities and equity	$184,063	$172,448

HSBC USA Inc.

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at June 30, 2019 and December 31, 2018 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

	June 30, 2019	December 31, 2018
	(in millions)
Assets
Other assets	$98	$112
Total assets	$98	$112
Liabilities
Long-term debt	$66	$66
Interest, taxes and other liabilities	32	37
Total liabilities	$98	$103

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30,	2019	2018
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	15,736	18,127
Employee benefit plans	(2)	8
Balance at end of period	15,734	18,135
Retained earnings
Balance at beginning of period	1,607	989
Net income	121	269
Cash dividends declared on preferred stock	(38)	(37)
Balance at end of period	1,690	1,221
Accumulated other comprehensive loss
Balance at beginning of period	(287)	(698)
Other comprehensive income (loss), net of tax	232	62
Balance at end of period	(55)	(636)
Total common equity	17,369	18,720
Total equity	$18,634	$19,985

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued) (UNAUDITED)

Six Months Ended June 30,	2019	2018
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,136	18,130
Return of capital to parent	(2,400)	—
Employee benefit plans	(2)	5
Balance at end of period	15,734	18,135
Retained earnings
Balance at beginning of period	1,471	1,130
Cumulative effect adjustment to initially apply new accounting guidance for leases to recognize the previously deferred gain on the sale and leaseback of property, net of tax	27	—
Reclassification from accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	—	(4)
Cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously measured at cost, net of tax	—	10
Reclassification from accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Legislation")	—	91
Balance at beginning of period, adjusted	1,498	1,227
Net income	230	31
Cash dividends declared on preferred stock	(38)	(37)
Balance at end of period	1,690	1,221
Accumulated other comprehensive loss
Balance at beginning of period	(366)	(431)
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	—	4
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation	—	(91)
Balance at beginning of period, adjusted	(366)	(518)
Other comprehensive income (loss), net of tax	311	(118)
Balance at end of period	(55)	(636)
Total common equity	17,369	18,720
Total equity	$18,634	$19,985

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2019	2018
	(in millions)
Cash flows from operating activities
Net income	$230	$31
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30	(46)
Provision for credit losses	104	(116)
Net realized gains on securities available-for-sale	(30)	(15)
Net change in other assets and liabilities	2,306	639
Net change in loans held for sale:
Originations and purchases of loans held for sale	(1,160)	(1,311)
Sales and collections of loans held for sale	1,155	1,786
Net change in trading assets and liabilities	(11,141)	(11,023)
Lower of amortized cost or fair value adjustments on loans held for sale	—	(4)
Loss (gain) on instruments designated at fair value and related derivatives	26	(34)
Net cash used in operating activities	(8,480)	(10,093)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	4,879	22,442
Securities available-for-sale:
Purchases of securities available-for-sale	(12,608)	(5,410)
Proceeds from sales of securities available-for-sale	4,189	2,610
Proceeds from maturities of securities available-for-sale	3,832	1,594
Securities held-to-maturity:
Purchases of securities held-to-maturity	(384)	(2,344)
Proceeds from maturities of securities held-to-maturity	1,109	1,154
Change in loans:
Originations, net of collections	(3,654)	5,728
Loans sold to third parties	464	445
Net cash used for acquisitions of properties and equipment	(15)	(2)
Net outflows related to the sale of a portion of our Private Banking business	—	(378)
Other, net	52	(10)
Net cash provided by (used in) investing activities	(2,136)	25,829
Cash flows from financing activities
Net change in deposits	5,671	(3,757)
Debt:
Net change in short-term borrowings	4,469	1,741
Issuance of long-term debt	2,928	2,678
Repayment of long-term debt	(4,294)	(5,220)
Return of capital to parent	(2,400)	—
Other increases (decreases) in capital surplus	(2)	5
Dividends paid	(38)	(37)
Net cash provided by (used in) financing activities	6,334	(4,590)
Net change in cash and due from banks and interest bearing deposits with banks(1)	(4,282)	11,146
Cash and due from banks and interest bearing deposits with banks at beginning of period(1)	17,214	12,272
Cash and due from banks and interest bearing deposits with banks at end of period(1)	$12,932	$23,418

(1)
As a result of adopting new accounting guidance in 2018, we changed our presentation of cash and cash equivalents to include cash and due from banks as well as interest bearing deposits with banks, which includes restricted cash. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2018 Form 10-K for further discussion. This resulted in an increase in cash provided by investing activities of $11,331 million during the six months ended June 30, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	10	12	Pension and Other Postretirement Benefits	43
2	Trading Assets and Liabilities	11	13	Fee Income from Contracts with Customers	44
3	Securities	12	14	Related Party Transactions	45
4	Loans	17	15	Business Segments	47
5	Allowance for Credit Losses	27	16	Retained Earnings and Regulatory Capital Requirements	49
6	Loans Held for Sale	28	17	Variable Interest Entities	51
7	Goodwill	29	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	53
8	Leases	29	19	Fair Value Measurements	58
9	Derivative Financial Instruments	31	20	Litigation and Regulatory Matters	75
10	Fair Value Option	38	21	New Accounting Pronouncements	77
11	Accumulated Other Comprehensive Loss	41

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

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Trading assets:
U.S. Treasury	$10,620	$5,368
U.S. Government agency issued or guaranteed	19	111
U.S. Government sponsored enterprises	59	41
Asset-backed securities	192	208
Corporate and foreign bonds	12,925	10,562
Equity securities	2,747	751
Precious metals	3,895	1,889
Derivatives, net	3,045	3,048
Total trading assets	$33,502	$21,978
Trading liabilities:
Securities sold, not yet purchased	$834	$738
Payables for precious metals	106	215
Derivatives, net	3,086	2,690
Total trading liabilities	$4,026	$3,643
At June 30, 2019 and December 31, 2018, the fair value of derivatives included in trading assets is net of $2,638 million and $2,013 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2019 and December 31, 2018, the fair value of derivatives included in trading liabilities is net of $3,627 million and $3,458 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$16,942	$148	$(264)	$16,826
U.S. Government sponsored enterprises:
Mortgage-backed securities	4,777	76	(26)	4,827
Collateralized mortgage obligations	684	2	(5)	681
Direct agency obligations	2,751	29	(1)	2,779
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,834	24	(61)	7,797
Collateralized mortgage obligations	964	10	(7)	967
Direct agency obligations	252	2	(1)	253
Asset-backed securities collateralized by:
Home equity	39	—	(3)	36
Other	108	5	—	113
Foreign debt securities(1)	2,971	4	—	2,975
Total available-for-sale securities	$37,322	$300	$(368)	$37,254
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,843	$15	$(3)	$1,855
Collateralized mortgage obligations	1,718	46	(7)	1,757
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,179	6	(2)	2,183
Collateralized mortgage obligations	8,174	67	(39)	8,202
Obligations of U.S. states and political subdivisions	11	1	—	12
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$13,927	$135	$(51)	$14,011

HSBC USA Inc.

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,549	$106	$(365)	$13,290
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,541	6	(154)	5,393
Collateralized mortgage obligations	686	1	(35)	652
Direct agency obligations	2,831	37	(2)	2,866
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,442	1	(171)	4,272
Collateralized mortgage obligations	1,140	9	(29)	1,120
Direct agency obligations	295	9	—	304
Asset-backed securities collateralized by:
Home equity	44	—	(2)	42
Other	102	5	—	107
Foreign debt securities(1)	3,330	3	—	3,333
Total available-for-sale securities	$31,960	$177	$(758)	$31,379
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,812	$1	$(34)	$1,779
Collateralized mortgage obligations	1,878	34	(26)	1,886
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,104	2	(63)	2,043
Collateralized mortgage obligations	8,863	35	(176)	8,722
Obligations of U.S. states and political subdivisions	11	—	—	11
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$14,670	$72	$(299)	$14,443

(1)	Foreign debt securities represent public sector entity, bank or corporate debt.
Net unrealized losses were lower within the available-for-sale portfolio as compared with December 31, 2018 due primarily to decreasing yields on U.S. Government sponsored mortgage-backed, U.S. Government agency mortgage-backed, and U.S. Treasury securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at June 30, 2019 and December 31, 2018 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
June 30, 2019	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	17	$(31)	$3,652	32	$(233)	$6,030
U.S. Government sponsored enterprises	1	—	252	122	(32)	2,678
U.S. Government agency issued or guaranteed	2	(6)	177	59	(63)	4,093
Asset-backed securities	—	—	—	5	(3)	36
Foreign debt securities	18	—	1,440	—	—	—
Securities available-for-sale	38	$(37)	$5,521	218	$(331)	$12,837
Securities held-to-maturity:
U.S. Government sponsored enterprises	12	$—	$3	301	$(10)	$1,210
U.S. Government agency issued or guaranteed	32	—	187	386	(41)	4,769
Obligations of U.S. states and political subdivisions	—	—	—	1	—	—
Securities held-to-maturity	44	$—	$190	688	$(51)	$5,979

	One Year or Less			Greater Than One Year
December 31, 2018	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	8	$(12)	$1,013	41	$(353)	$8,828
U.S. Government sponsored enterprises	55	(6)	538	159	(185)	3,698
U.S. Government agency issued or guaranteed	8	(2)	106	72	(198)	4,825
Asset-backed securities	1	—	—	4	(2)	42
Foreign debt securities	16	—	1,724	—	—	—
Securities available-for-sale	88	$(20)	$3,381	276	$(738)	$17,393
Securities held-to-maturity:
U.S. Government sponsored enterprises	103	$(8)	$684	511	$(52)	$1,739
U.S. Government agency issued or guaranteed	111	(14)	769	491	(225)	7,372
Obligations of U.S. states and political subdivisions	1	—	—	1	—	—
Securities held-to-maturity	215	$(22)	$1,453	1,003	$(277)	$9,111
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At June 30, 2019 and December 31, 2018, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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
During the three and six months ended June 30, 2019 and 2018, none of our debt securities were determined to have other-than-temporary impairment, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Gross realized gains	$27	$21	$43	$30
Gross realized losses	(4)	(11)	(13)	(15)
Net realized gains	$23	$10	$30	$15

HSBC USA Inc.

Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2019 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at June 30, 2019, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2019.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$199	2.22%	$7,760	1.81%	$5,967	2.05%	$3,016	2.80%
U.S. Government sponsored enterprises	1,047	2.99	1,168	2.83	2,218	2.74	3,779	3.00
U.S. Government agency issued or guaranteed	—	—	81	2.21	1	4.33	8,968	2.72
Asset-backed securities	—	—	—	—	58	5.21	89	3.90
Foreign debt securities	1,552.00		1,419	2.56	—	—	—	—
Total amortized cost	$2,798	1.27%	$10,428	2.03%	$8,244	2.26%	$15,852	2.81%
Total fair value	$2,801		$10,445		$8,191		$15,817
Held-to-maturity:
U.S. Government sponsored enterprises	$50	2.22%	$376	2.72%	$269	2.45%	$2,866	3.04%
U.S. Government agency issued or guaranteed	—	—	13	3.94	22	3.69	10,318	2.68
Obligations of U.S. states and political subdivisions	1	4.75	5	3.46	5	4.20	—	—
Asset-backed securities	—	—	—	—	—	—	2	7.83
Total amortized cost	$51	2.27%	$394	2.77%	$296	2.57%	$13,186	2.76%
Total fair value	$51		$399		$298		$13,263
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Equity securities carried at fair value	$302	$278
Equity securities without readily determinable fair values	9	7
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. At June 30, 2019 and December 31, 2018, none of our equity securities without readily determinable fair values were determined to be impaired.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $155 million and $559 million, respectively, at June 30, 2019 and $156 million and $631 million, respectively, at December 31, 2018.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Commercial loans:
Real estate, including construction	$11,704	$11,344
Business and corporate banking	14,310	13,066
Global banking(1)	20,896	20,167
Other commercial(2)	5,835	4,765
Total commercial	52,745	49,342
Consumer loans:
Residential mortgages	17,421	17,383
Home equity mortgages	911	982
Credit cards	1,129	1,019
Other consumer	272	252
Total consumer	19,733	19,636
Total loans	$72,478	$68,978

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.

(2)
Includes loans to HSBC affiliates which totaled $3,096 million and $2,274 million at June 30, 2019 and December 31, 2018, respectively. See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination costs totaled $77 million at both June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, we had a net unamortized premium on our loans of $1 million and $11 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at June 30, 2019 and December 31, 2018. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At June 30, 2019	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$10	$1	$11	$11,693	$11,704
Business and corporate banking	10	19	29	14,281	14,310
Global banking	—	—	—	20,896	20,896
Other commercial	—	—	—	5,835	5,835
Total commercial	20	20	40	52,705	52,745
Consumer loans:
Residential mortgages	341	257	598	16,823	17,421
Home equity mortgages	12	25	37	874	911
Credit cards	16	18	34	1,095	1,129
Other consumer	6	4	10	262	272
Total consumer	375	304	679	19,054	19,733
Total loans	$395	$324	$719	$71,759	$72,478

	Past Due		Total Past Due 30 Days or More
At December 31, 2018	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$76	$3	$79	$11,265	$11,344
Business and corporate banking	79	38	117	12,949	13,066
Global banking	—	—	—	20,167	20,167
Other commercial	15	—	15	4,750	4,765
Total commercial	170	41	211	49,131	49,342
Consumer loans:
Residential mortgages	469	254	723	16,660	17,383
Home equity mortgages	14	27	41	941	982
Credit cards	13	14	27	992	1,019
Other consumer	5	5	10	242	252
Total consumer	501	300	801	18,835	19,636
Total loans	$671	$341	$1,012	$67,966	$68,978

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$7	$7
Business and corporate banking	90	70
Global banking	53	65
Other commercial	—	1
Commercial nonaccrual loans held for sale	22	—
Total commercial	172	143
Consumer:
Residential mortgages(1)(2)(3)	370	341
Home equity mortgages(1)(2)	48	55
Consumer nonaccrual loans held for sale	1	1
Total consumer	419	397
Total nonaccruing loans	591	540
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	18	14
Other consumer	4	6
Total consumer	22	20
Total accruing loans contractually past due 90 days or more	23	21
Total nonperforming loans	$614	$561

(1)
At June 30, 2019 and December 31, 2018, nonaccrual consumer mortgage loans held for investment include $267 million and $289 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$7	$13	$16	$27
Interest income that was recorded on nonaccrual loans and included in interest income during the period	3	6	6	15

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans, which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. TDR Loans are reserved for primarily based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, which generally results in a higher reserve requirement for these loans, or as a practical expedient, the fair value of the collateral if the loan is collateral dependent or, for commercial loans, the observable market price if the loan is traded in the market. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the second quarter of 2019, a $12 million commercial loan met this criterion and was removed from TDR Loan classification. There were no loans removed from TDR Loan classification during the prior year periods.
The following table presents information about loans which were modified during the three and six months ended June 30, 2019 and 2018 and as a result of this action became classified as TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)

Residential mortgages	$—	$12	$1	$17
Home equity mortgages	—	1	—	3
Credit cards	1	1	2	2
Total consumer	$1	$14	$3	$22
During the three and six months ended June 30, 2019 and 2018, there were no commercial loans which were modified and as a result of this action became classified as TDR Loans.
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and six months ended June 30, 2019 was 3.88 percent and 1.45 percent, respectively, compared with 1.58 percent and 2.02 percent during the three and six months ended June 30, 2018, respectively.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	June 30, 2019		December 31, 2018
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)(2)
Commercial loans:
Business and corporate banking	$59	$74	$68	$86
Global banking	84	92	113	119
Total commercial(3)	143	166	181	205
Consumer loans:
Residential mortgages(4)	608	694	640	730
Home equity mortgages(4)	33	62	35	65
Credit cards	4	4	3	4
Total consumer	645	760	678	799
Total TDR Loans(5)	$788	$926	$859	$1,004
Allowance for credit losses for TDR Loans:(6)
Commercial loans:
Business and corporate banking	$12		$12
Global banking	—		—
Total commercial	12		12
Consumer loans:
Residential mortgages	3		3
Home equity mortgages	—		1
Credit cards	1		1
Total consumer	4		5
Total allowance for credit losses for TDR Loans	$16		$17

(1)
TDR Loans are considered to be impaired loans. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $63 million and $54 million at June 30, 2019 and December 31, 2018, respectively.

(2)	The carrying value of TDR Loans includes basis adjustments on the loans, such as partial charge-offs.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $226 million and $151 million at June 30, 2019 and December 31, 2018, respectively.

(4)
At June 30, 2019 and December 31, 2018, the carrying value of consumer mortgage TDR Loans held for investment includes $584 million and $615 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	At June 30, 2019 and December 31, 2018, the carrying value of TDR Loans includes $256 million and $286 million, respectively, of loans which are classified as nonaccrual.

(6)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Business and corporate banking	$65	$137	$66	$156
Global banking	82	110	92	132
Total commercial	147	247	158	288
Consumer loans:
Residential mortgages	615	664	621	670
Home equity mortgages	33	35	34	34
Credit cards	4	4	4	4
Total consumer	652	703	659	708
Total average balance of TDR Loans	$799	$950	$817	$996
Interest income recognized on TDR Loans:
Commercial loans:
Business and corporate banking	$1	$—	$2	$4
Global banking	—	1	1	2
Total commercial	1	1	3	6
Consumer loans:
Residential mortgages	6	7	13	14
Home equity mortgages	1	1	1	1
Total consumer	7	8	14	15
Total interest income recognized on TDR Loans	$8	$9	$17	$21
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Consumer loans:
Residential mortgages	$1	$—	$3	$2
Home equity mortgages	—	1	—	2
Total consumer	$1	$1	$3	$4
During the three and six months ended June 30, 2019 and 2018, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At June 30, 2019
Real estate, including construction	$3	$1	$4	$2	$4
Business and corporate banking	46	55	101	21	110
Global banking	—	101	101	—	111
Total commercial	$49	$157	$206	$23	$225
At December 31, 2018
Real estate, including construction	$3	$3	$6	$1	$6
Business and corporate banking	58	37	95	18	109
Global banking	—	133	133	—	140
Other commercial	—	1	1	—	1
Total commercial	$61	$174	$235	$19	$256

(1)	Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $143 million and $181 million at June 30, 2019 and December 31, 2018, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Average balance of impaired commercial loans:
Real estate, including construction	$4	$12	$5	$11
Business and corporate banking	105	272	101	264
Global banking	100	248	111	311
Total average balance of impaired commercial loans	$209	$532	$217	$586
Interest income recognized on impaired commercial loans:
Business and corporate banking	$2	$1	$3	$6
Global banking	—	1	1	2
Total interest income recognized on impaired commercial loans	$2	$2	$4	$8

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At June 30, 2019
Real estate, including construction	$784	$151	$1	$936
Business and corporate banking	282	441	27	750
Global banking	243	276	—	519
Total commercial	$1,309	$868	$28	$2,205
At December 31, 2018
Real estate, including construction	$452	$93	$4	$549
Business and corporate banking	193	314	15	522
Global banking	262	277	—	539
Other commercial	—	1	—	1
Total commercial	$907	$685	$19	$1,611
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2019
Real estate, including construction	$11,697	$7	$—	$11,704
Business and corporate banking	14,219	90	1	14,310
Global banking	20,843	53	—	20,896
Other commercial	5,835	—	—	5,835
Total commercial	$52,594	$150	$1	$52,745
At December 31, 2018
Real estate, including construction	$11,337	$7	$—	$11,344
Business and corporate banking	12,995	70	1	13,066
Global banking	20,102	65	—	20,167
Other commercial	4,764	1	—	4,765
Total commercial	$49,198	$143	$1	$49,342

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At June 30, 2019
Real estate, including construction	$6,807	$4,897	$11,704
Business and corporate banking	5,969	8,341	14,310
Global banking	14,860	6,036	20,896
Other commercial	5,158	677	5,835
Total commercial	$32,794	$19,951	$52,745
At December 31, 2018
Real estate, including construction	$6,769	$4,575	$11,344
Business and corporate banking	5,674	7,392	13,066
Global banking	14,764	5,403	20,167
Other commercial	3,990	775	4,765
Total commercial	$31,197	$18,145	$49,342

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	June 30, 2019		December 31, 2018
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$319	1.83%	$347	1.99%
Home equity mortgages(1)(2)	27	2.96	30	3.05
Credit cards	25	2.21	20	1.96
Other consumer	6	2.21	8	2.62
Total consumer	$377	1.91%	$405	2.05%

(1)
At June 30, 2019 and December 31, 2018, consumer mortgage loan delinquency includes $239 million and $254 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $1 million and $1 million, respectively, relating to loans held for sale.

(2)	At June 30, 2019 and December 31, 2018, consumer mortgage loans and loans held for sale include $146 million and $125 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2019
Residential mortgages	$17,051	$370	$—	$17,421
Home equity mortgages	863	48	—	911
Credit cards	1,111	—	18	1,129
Other consumer	268	—	4	272
Total consumer	$19,293	$418	$22	$19,733
At December 31, 2018
Residential mortgages	$17,042	$341	$—	$17,383
Home equity mortgages	927	55	—	982
Credit cards	1,005	—	14	1,019
Other consumer	246	—	6	252
Total consumer	$19,220	$396	$20	$19,636
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At June 30, 2019 and December 31, 2018, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,254 million and $3,208 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and six months ended June 30, 2019 and 2018:

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Three Months Ended June 30, 2019
Allowance for credit losses – beginning of period	$119	$239	$122	$15	$10	$8	$63	$7	$583
Provision charged (credited) to income	30	13	(9)	(6)	1	(1)	19	(1)	46
Charge-offs	—	(2)	(3)	—	(3)	(1)	(12)	(2)	(23)
Recoveries	—	1	—	—	3	1	1	1	7
Net (charge-offs) recoveries	—	(1)	(3)	—	—	—	(11)	(1)	(16)
Allowance for credit losses – end of period	$149	$251	$110	$9	$11	$7	$71	$5	$613

Three Months Ended June 30, 2018
Allowance for credit losses – beginning of period	$92	$207	$211	$19	$18	$10	$38	$4	$599
Provision charged (credited) to income	(4)	(27)	(25)	—	(4)	—	13	2	(45)
Charge-offs	—	(6)	(32)	—	(1)	(2)	(7)	(2)	(50)
Recoveries	—	22	—	—	2	1	1	1	27
Net (charge-offs) recoveries	—	16	(32)	—	1	(1)	(6)	(1)	(23)
Allowance for credit losses – end of period	$88	$196	$154	$19	$15	$9	$45	$5	$531

Six Months Ended June 30, 2019
Allowance for credit losses – beginning of period	$116	$219	$108	$15	$13	$7	$58	$5	$541
Provision charged (credited) to income	33	35	5	(6)	—	—	35	2	104
Charge-offs	—	(4)	(3)	—	(7)	(2)	(25)	(3)	(44)
Recoveries	—	1	—	—	5	2	3	1	12
Net (charge-offs) recoveries	—	(3)	(3)	—	(2)	—	(22)	(2)	(32)
Allowance for credit losses – end of period	$149	$251	$110	$9	$11	$7	$71	$5	$613
Ending balance: collectively evaluated for impairment	$147	$230	$110	$9	$8	$7	$70	$5	$586
Ending balance: individually evaluated for impairment	2	21	—	—	3	—	1	—	27
Total allowance for credit losses	$149	$251	$110	$9	$11	$7	$71	$5	$613

Loans:
Collectively evaluated for impairment(1)	$11,700	$14,209	$20,795	$5,835	$16,559	$854	$1,125	$272	$71,349
Individually evaluated for impairment(2)	4	101	101	—	53	4	4	—	267
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	809	53	—	—	862
Total loans	$11,704	$14,310	$20,896	$5,835	$17,421	$911	$1,129	$272	$72,478

HSBC USA Inc.

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Six Months Ended June 30, 2018
Allowance for credit losses – beginning of period	$82	$244	$264	$18	$25	$11	$32	$5	$681
Provision charged (credited) to income	6	(61)	(74)	1	(14)	(1)	25	2	(116)
Charge-offs	—	(31)	(37)	—	(1)	(4)	(15)	(3)	(91)
Recoveries	—	44	1	—	5	3	3	1	57
Net (charge-offs) recoveries	—	13	(36)	—	4	(1)	(12)	(2)	(34)
Allowance for credit losses – end of period	$88	$196	$154	$19	$15	$9	$45	$5	$531
Ending balance: collectively evaluated for impairment	$87	$169	$139	$19	$10	$8	$44	$5	$481
Ending balance: individually evaluated for impairment	1	27	15	—	5	1	1	—	50
Total allowance for credit losses	$88	$196	$154	$19	$15	$9	$45	$5	$531

Loans:
Collectively evaluated for impairment(1)	$11,234	$11,852	$18,704	$4,612	$16,397	$1,019	$837	$303	$64,958
Individually evaluated for impairment(2)	11	257	173	—	59	3	4	—	507
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	870	64	—	—	934
Total loans	$11,245	$12,109	$18,877	$4,612	$17,326	$1,086	$841	$303	$66,399

(1)
Other commercial includes loans to HSBC affiliates totaling $3,096 million and $1,895 million at June 30, 2019 and 2018, respectively, for which we do not carry an associated allowance for credit losses.

(2)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $584 million and $635 million at June 30, 2019 and 2018, respectively.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Commercial loans:
Real estate, including construction	$66	$27
Global banking	85	367
Total commercial	151	394
Consumer loans:
Residential mortgages	40	65
Other consumer	—	53
Total consumer	40	118
Total loans held for sale	$191	$512
Commercial Loans Included in commercial loans held for sale are certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $23 million and $285 million at June 30, 2019 and December 31, 2018, respectively. During both the three and six months ended June 30, 2019, we reversed nil of the lower of amortized cost or fair value adjustment previously recorded on commercial loans held for sale as a component of other income (loss) in the consolidated statement of

HSBC USA Inc.

income as a result of an increase in fair value due to improved pricing compared with reversing less than $1 million and $3 million during the three and six months ended June 30, 2018, respectively.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $128 million and $109 million at June 30, 2019 and December 31, 2018, respectively. See Note 10, "Fair Value Option," for additional information.
Consumer Loans Included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income.
During the first quarter of 2019, we transferred $53 million of student loans that were previously classified as other consumer loans held for sale back to held for investment as we now intend to hold these loans for the foreseeable future.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for agency-eligible residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was losses of $1 million and $2 million during the three and six months ended June 30, 2019, respectively, compared with losses of less than $1 million during both the three and six months ended June 30, 2018.
Valuation Allowances Excluding the commercial loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $2 million and $4 million at June 30, 2019 and December 31, 2018, respectively. The valuation allowance on commercial loans held for sale was $1 million and $3 million at June 30, 2019 and December 31, 2018, respectively.

7. Goodwill

Goodwill was $1,607 million at both June 30, 2019 and December 31, 2018. Goodwill for these periods reflects accumulated impairment losses of $670 million, which were recognized in prior periods. During the first half of 2019, there were no events or changes in circumstances to indicate that it is more likely than not the fair values of any of our reporting units have reduced below their respective carrying amounts.

8. Leases

We have entered into operating leases for premises and equipment. As discussed more fully in Note 21, "New Accounting Pronouncements," beginning January 1, 2019, lease right-of-use ("ROU") assets and lease liabilities for operating leases are recognized at commencement date based on the present value of lease payments over the lease term, discounted using our incremental borrowing rate at the effective commencement date of each lease. Operating lease ROU assets are recorded in other assets while operating lease liabilities are recorded in interest, taxes and other liabilities. We have not entered into any finance leases.
Certain leases contain options to renew or terminate the lease which are recognized as part of our ROU assets and liabilities when it is reasonably certain the options will be exercised. Certain leases also contain escalation clauses. We have lease agreements that contain both lease and non-lease components, such as maintenance costs, which are accounted for separately. Operating lease cost for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments for real estate taxes, insurance, maintenance and utilities, which are generally based on our pro rata share of the total property, are not included in the measurement of the ROU assets or lease liabilities and are expensed as incurred. In addition, we do not recognize ROU assets or lease liabilities for short-term leases with a term of 12 months or less, which are also expensed as incurred.
We have entered into agreements to sublease certain office space, including agreements to receive rental income from our affiliates for rent. As owner or lessee of the properties, we have entered into agreements with affiliates to charge them rent based on the office space utilized by their employees during the period. See Note 14, "Related Party Transactions," for further disclosure.

HSBC USA Inc.

The following table summarizes the components of total operating lease costs, net and provides supplemental cash flow information related to leases:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in millions)
Operating lease cost	$34	$66
Variable lease cost	17	31
Short-term lease cost	2	6
Sublease income	(14)	(28)
Total operating lease costs, net	$39	$75

Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$31	$62
ROU assets recognized for new operating lease liabilities	—	10

The following table presents information about our operating lease ROU assets and liabilities:

June 30, 2019
(dollars are in millions)
Operating lease ROU assets(1)	$735
Operating lease liabilities	786
Weighted-average remaining lease term	7.3 years
Weighted-average discount rate	3.2%

(1)	Reported net of level lease adjustments and exit cost obligations.
The following table presents a maturity analysis of our operating lease liabilities at June 30, 2019:

Year Ending December 31,
(in millions)
2019	$56
2020	135
2021	135
2022	131
2023	130
Thereafter	312
Total future operating lease payments	899
Less - imputed interest	(113)
Total operating lease liabilities	$786
At June 30, 2019, we had $24 million of additional operating leases for premises that have not yet commenced and are not reflected in the table above.
For comparative periods prior to the adoption of the new accounting guidance on January 1, 2019, we have retained the following disclosures as previously reported. Net rental expense under operating leases, which did not include certain variable lease costs, was $24 million and $47 million during the three and six months ended June 30, 2018, respectively.

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
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting as well as collateral, and therefore are not representative of our exposure. The table below also presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet, as well as cash and securities collateral posted and received under enforceable master netting agreements that do not meet the criteria for netting. Derivative assets and liabilities which are not subject to an enforceable master netting agreement, or are subject to a netting agreement where an appropriate legal opinion to determine such agreements are enforceable has not been either sought or obtained, have not been netted in the following table. Where we have received or posted collateral under netting agreements where an appropriate legal opinion to determine such agreements are enforceable has not been either sought or obtained, the related collateral also has not been netted in the following table.

HSBC USA Inc.

	June 30, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$—	$—	$6	$—
Bilateral OTC(2)	—	161	—	117
Interest rate contracts	—	161	6	117
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	8	23	11	32
Interest rate contracts - bilateral OTC(2)	—	31	—	13
Total derivatives accounted for as hedges	8	215	17	162
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	98	23	2	45
OTC-cleared(2)	51	18	50	14
Bilateral OTC(2)	11,204	12,504	9,866	10,780
Interest rate contracts	11,353	12,545	9,918	10,839
Exchange-traded(2)	1	28	—	15
Bilateral OTC(2)	13,360	12,993	15,897	15,684
Foreign exchange contracts	13,361	13,021	15,897	15,699
Exchange-traded(2)	16	—	—	—
Bilateral OTC(2)	2,738	2,744	2,034	2,061
Equity contracts	2,754	2,744	2,034	2,061
Exchange-traded(2)	106	136	16	274
Bilateral OTC(2)	1,254	1,255	829	626
Precious metals contracts	1,360	1,391	845	900
OTC-cleared(2)	191	178	125	107
Bilateral OTC(2)	927	1,069	825	831
Credit contracts	1,118	1,247	950	938
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	207	67	133	216
Foreign exchange contracts - bilateral OTC(2)	1	8	13	2
Equity contracts - bilateral OTC(2)	1,022	157	512	805
Credit contracts - bilateral OTC(2)	1	28	6	9
Other contracts - bilateral OTC(2)(4)	5	40	5	40
Total derivatives	31,190	31,463	30,330	31,671
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	24,555	24,555	25,172	25,172
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	3,439	3,627	2,020	3,675
Net amounts of derivative assets / liabilities presented in the balance sheet	3,196	3,281	3,138	2,824
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	789	1,572	832	568
Net amounts of derivative assets / liabilities	$2,407	$1,709	$2,306	$2,256

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at June 30, 2019, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At June 30, 2019
Securities available-for-sale ("AFS")	$11,745	$716	$252	$968
Long-term debt	11,964	294	(52)	242

(1)	The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their locations on the consolidated statement of income:

	Gain (Loss) on Derivatives(1)		Gain (Loss) on Hedged Items(1)		Net Ineffective Gain (Loss) Recognized(1)
	Net Interest Income	Other Income (Loss)	Net Interest Income	Other Income (Loss)	Other Income (Loss)
	(in millions)
Three Months Ended June 30, 2019
Interest rate contracts / Securities AFS	$(404)	$—	$488	$—	$—
Interest rate contracts / Long-term debt	153	—	(290)	—	—
Total	$(251)	$—	$198	$—	$—

Three Months Ended June 30, 2018
Interest rate contracts / Securities AFS	$(10)	$125	$89	$(117)	$8
Interest rate contracts / Long-term debt	(14)	(7)	(53)	4	(3)
Total	$(24)	$118	$36	$(113)	$5

Six Months Ended June 30, 2019
Interest rate contracts / Securities AFS	$(661)	$—	$838	$—	$—
Interest rate contracts / Long-term debt	237	—	(489)	—	—
Total	$(424)	$—	$349	$—	$—

Six Months Ended June 30, 2018
Interest rate contracts / Securities AFS	$(33)	$487	$176	$(474)	$13
Interest rate contracts / Long-term debt	(20)	(67)	(110)	65	(2)
Total	$(53)	$420	$66	$(409)	$11

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
At June 30, 2019, active cash flow hedge relationships extend or mature through July 2036. During the three and six months ended June 30, 2019, respectively, $9 million and $19 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $5 million and $9 million during the three and six months ended June 30, 2018, respectively. During the next twelve months, we expect to amortize $31 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives(1)		Location of Gain (Loss) Reclassified from AOCI into Income(1)	Gain (Loss) Reclassified From AOCI into Income(1)
	2019	2018		2019	2018
	(in millions)
Three Months Ended June 30,
Foreign exchange contracts	$—	$(1)	Net interest income	$—	$—
Interest rate contracts	(2)	9	Net interest income	(9)	(5)
Total	$(2)	$8		$(9)	$(5)

Six Months Ended June 30,
Foreign exchange contracts	$1	$(6)	Net interest income	$—	$—
Interest rate contracts	5	12	Net interest income	(19)	(9)
Total	$6	$6		$(19)	$(9)

(1)
As a result of adopting new accounting guidance discussed in Note 21, "New Accounting Pronouncements," beginning January 1, 2019, gains and losses on the derivatives in cash flow hedges are initially reported in AOCI and then reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. Prior to January 1, 2019, cash flow hedge ineffectiveness was separately measured and reported immediately in other income (loss). Cash flow hedge ineffectiveness was immaterial during the three and six months ended June 30, 2018.

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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
		(in millions)
Interest rate contracts	Trading revenue	$(171)	$126	$(115)	$329
Foreign exchange contracts	Trading revenue	677	28	814	(72)
Equity contracts	Trading revenue	(61)	2	(150)	(1)
Precious metals contracts	Trading revenue	(388)	85	(522)	215
Credit contracts	Trading revenue	(145)	(1)	(267)	(4)
Total		$(88)	$240	$(240)	$467
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$180	$(54)	$336	$(216)
Interest rate contracts	Other income (loss)	(1)	—	(2)	—
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	1	(8)	—	(10)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	324	167	1,238	(172)
Credit contracts	Other income (loss)	(4)	12	(14)	10
Other contracts(1)	Other income (loss)	(3)	(12)	(9)	(14)
Total		$497	$105	$1,549	$(402)

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at June 30, 2019 was $622 million, for which we had posted collateral of $304 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2018 was $979 million, for which we had posted collateral of $422 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.

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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$34	$55
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2019	December 31, 2018
	(in millions)
Interest rate:
Futures and forwards	$653,615	$787,049
Swaps	3,062,626	3,203,048
Options written	106,238	106,009
Options purchased	110,682	107,561
	3,933,161	4,203,667
Foreign exchange:
Swaps, futures and forwards	1,169,693	1,052,088
Options written	54,583	30,567
Options purchased	55,027	31,069
Spot	42,539	31,084
	1,321,842	1,144,808
Commodities, equities and precious metals:
Swaps, futures and forwards	56,428	41,328
Options written	35,191	28,595
Options purchased	46,245	40,236
	137,864	110,159
Credit derivatives	122,874	97,298
Other contracts(1)	969	736
Total	$5,516,710	$5,556,668

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At June 30, 2019 and December 31, 2018, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At June 30, 2019
Commercial loans held for sale	$128	$136	$(8)
Securities sold under repurchase agreements	222	222	—
Fixed rate long-term debt	2,160	1,750	410
Hybrid instruments:
Structured deposits	8,455	8,472	(17)
Structured notes	9,819	8,998	821
At December 31, 2018
Commercial loans held for sale	$109	$120	$(11)
Securities sold under repurchase agreements	560	560	—
Fixed rate long-term debt	1,935	1,750	185
Hybrid instruments:
Structured deposits	8,154	8,441	(287)
Structured notes	9,314	9,546	(232)

HSBC USA Inc.

Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three and six months ended June 30, 2019 and 2018:

	Loans	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2019
Interest rate and other components(1)	$—	$—	$(100)	$(422)	$(522)
Credit risk component(2)	—	—	—	—	—
Total mark-to-market on financial instruments designated at fair value	—	—	(100)	(422)	(522)
Mark-to-market on related derivatives	—	—	83	413	496
Net realized gain on related long-term debt derivatives	—	—	9	—	9
Gain (loss) on instruments designated at fair value and related derivatives	$—	$—	$(8)	$(9)	$(17)

Three Months Ended June 30, 2018
Interest rate and other components(1)	$—	$1	$34	$(135)	$(100)
Credit risk component(2)	(1)	—	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	1	34	(135)	(101)
Mark-to-market on related derivatives	—	—	(33)	127	94
Net realized gain on related long-term debt derivatives	—	—	11	—	11
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$1	$12	$(8)	$4

Six Months Ended June 30, 2019
Interest rate and other components(1)	$—	$—	$(169)	$(1,434)	$(1,603)
Credit risk component(2)	3	—	—	—	3
Total mark-to-market on financial instruments designated at fair value	3	—	(169)	(1,434)	(1,600)
Mark-to-market on related derivatives	—	—	136	1,419	1,555
Net realized gain on related long-term debt derivatives	—	—	19	—	19
Gain (loss) on instruments designated at fair value and related derivatives	$3	$—	$(14)	$(15)	$(26)

Six Months Ended June 30, 2018
Interest rate and other components(1)	$—	$—	$122	$307	$429
Credit risk component(2)	3	—	—	—	3
Total mark-to-market on financial instruments designated at fair value	3	—	122	307	432
Mark-to-market on related derivatives	—	—	(110)	(312)	(422)
Net realized gain on related long-term debt derivatives	—	—	24	—	24
Gain (loss) on instruments designated at fair value and related derivatives	$3	$—	$36	$(5)	$34

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

(2)	The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income (loss).

HSBC USA Inc.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended June 30,	2019	2018
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(340)	$(494)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $73 million and $(22) million, respectively	235	(73)
Reclassification adjustment for gains realized in net income, net of tax of $(5) and $(3) million, respectively(1)	(18)	(7)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $1 million and $1 million, respectively(2)	3	4
Total other comprehensive income (loss) for period	220	(76)
Balance at end of period	(120)	(570)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	190	(11)
Other comprehensive income (loss) for period:
Net unrealized gains arising during the period, net of tax of $2 million and $41 million, respectively	7	129
Total other comprehensive income for period	7	129
Balance at end of period	197	118
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(145)	(197)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(1) million and $2 million, respectively	(1)	6
Reclassification adjustment for losses realized in net income, net of tax of $3 million and $1 million, respectively(3)	6	4
Total other comprehensive income for period	5	10
Balance at end of period	(140)	(187)
Pension and postretirement benefit liability:
Balance at beginning of period	8	4
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of nil and less than $1 million, respectively	—	(1)
Total other comprehensive loss for period	—	(1)
Balance at end of period	8	3
Total accumulated other comprehensive loss at end of period	$(55)	$(636)

HSBC USA Inc.

Six Months Ended June 30,	2019	2018
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(519)	$(250)
Cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax of $2 million(4)	—	4
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	—	(53)
Balance at beginning of period, adjusted	(519)	(299)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $128 million and $(85) million, respectively	415	(266)
Reclassification adjustment for gains realized in net income, net of tax of $(7) million and $(4) million, respectively(1)	(23)	(11)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $2 million and $2 million, respectively(2)	7	6
Total other comprehensive income (loss) for period	399	(271)
Balance at end of period	(120)	(570)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	301	(19)
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	—	(4)
Balance at beginning of period, adjusted	301	(23)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(33) million and $46 million, respectively	(104)	141
Total other comprehensive income (loss) for period	(104)	141
Balance at end of period	197	118
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(159)	(164)
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	—	(35)
Balance at beginning of period, adjusted	(159)	(199)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $1 million and $2 million, respectively	5	5
Reclassification adjustment for losses realized in net income, net of tax of $5 million and $2 million, respectively(3)	14	7
Total other comprehensive income for period	19	12
Balance at end of period	(140)	(187)
Pension and postretirement benefit liability:
Balance at beginning of period	11	2
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	—	1
Balance at beginning of period, adjusted	11	3
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $(1) million and less than $1 million, respectively	(3)	—
Total other comprehensive loss for period	(3)	—
Balance at end of period	8	3
Total accumulated other comprehensive loss at end of period	$(55)	$(636)

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

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

(3)	Amount reclassified to net income is included in net interest income in our consolidated statement of income.

(4)	See Note 2, "Summary of Significant Accounting Polices and New Accounting Pronouncements," in our 2018 Form 10-K for additional discussion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Interest cost on projected benefit obligation	$14	$15	$29	$30
Expected return on plan assets	(19)	(19)	(37)	(40)
Amortization of net actuarial loss	5	5	12	10
Administrative costs	1	1	2	2
Pension expense	$1	$2	$6	$2
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Interest cost on accumulated benefit obligation	$1	$1	$1	$1
Amortization of net actuarial gain	(1)	—	(1)	—
Net periodic postretirement benefit cost	$—	$1	$—	$1

HSBC USA Inc.

13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and six months ended June 30, 2019 and 2018. See Note 21, "Fee Income from Contracts with Customers," in our 2018 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Credit card fees, net	$18	$15	$30	$26
Trust and investment management fees	31	34	61	72
Other fees and commissions:
Account services(1)	68	79	133	148
Credit facilities	81	86	150	164
Other fees(1)	13	19	26	32
Total other fees and commissions	162	184	309	344
Servicing and other fees from HSBC affiliates	88	87	169	186
Insurance(2)	4	3	6	6
Total fee income from contracts with customers	303	323	575	634
Other non-fee revenues	133	214	251	416
Total other revenues(3)	$436	$537	$826	$1,050

(1)
During the fourth quarter of 2018, we concluded that certain wire transfer fees would be better presented in account services as opposed to other fees. As a result, we have reclassified $6 million and $10 million of wire transfer fees from other fees to account services during the three and six months ended June 30, 2018 to conform with the current year presentation.

(2)	Included within other income (loss) in the consolidated statement of income.

(3)	See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $26 million and $48 million during the three and six months ended June 30, 2019, respectively, compared with $22 million and $43 million during the three and six months ended June 30, 2018, respectively. Credit card rewards program costs totaled $10 million and $22 million during the three and six months ended June 30, 2019, respectively, compared with $9 million and $21 million during the three and six months ended June 30, 2018, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively totaled $2 million at both June 30, 2019 and December 31, 2018. We expect to recognize this revenue over a remaining period of one year or less.
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

	June 30, 2019	December 31, 2018
	(in millions)
Assets:
Cash and due from banks	$250	$245
Interest bearing deposits with banks	790	1,000
Trading assets	298	102
Loans	3,096	2,274
Other(1)	289	169
Total assets	$4,723	$3,790
Liabilities:
Deposits	$13,301	$12,000
Trading liabilities	157	349
Short-term borrowings	1,518	638
Long-term debt	7,847	7,845
Other(1)	392	333
Total liabilities	$23,215	$21,165

(1)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Income (Expense):
Interest income	$47	$24	$90	$46
Interest expense	(152)	(90)	(276)	(168)
Net interest expense	(105)	(66)	(186)	(122)
Trading revenue (expense)	(9)	(627)	(1,523)	531
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	46	43	81	84
HSBC Markets (USA) Inc. ("HMUS")	27	30	57	61
Other HSBC affiliates	15	14	31	41
Total servicing and other fees from HSBC affiliates	88	87	169	186
Gain (loss) on instruments designated at fair value and related derivatives	412	135	1,420	(303)
Support services from HSBC affiliates:
HSBC Technology & Services (USA) ("HTSU")	(298)	(310)	(575)	(608)
HMUS	(23)	(25)	(50)	(56)
Other HSBC affiliates	(90)	(70)	(166)	(152)
Total support services from HSBC affiliates	(411)	(405)	(791)	(816)
Rental income from HSBC affiliates, net(1)	12	14	24	26
Stock based compensation expense(2)	(8)	(10)	(14)	(15)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both June 30, 2019 and December 31, 2018, long-term debt with affiliates reflected $7.8 billion of borrowings from HSBC North America. The outstanding balances include $1.5 billion of fixed-rate senior debt which matures in March 2021, $2.0 billion of fixed-rate senior debt which matures in May 2021, $0.8 billion of floating-rate subordinated debt which matures in May 2025, $2.0 billion of fixed-rate senior debt which matures in September 2025 and $1.5 billion of fixed-rate senior debt which matures in March 2026.
We have a $150 million uncommitted line of credit with HSBC North America. There was no outstanding balance under this credit facility at either June 30, 2019 or December 31, 2018.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSBC Securities (USA) Inc. ("HSI"). In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2019 and December 31, 2018, we had the following loan balances outstanding with HSBC affiliates:

	June 30, 2019	December 31, 2018
	(in millions)
HMUS and subsidiaries	$2,835	$2,235
HSBC Bank Canada	250	—
Other short-term affiliate lending	11	39
Total loans	$3,096	$2,274
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $12.8 billion at both June 30, 2019 and December 31, 2018 of which $2.8 billion and $2.2 billion, respectively, was

HSBC USA Inc.

outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC Bank Canada We have extended an uncommitted line of credit to HSBC Bank Canada in the amount of $500 million at both June 30, 2019 and December 31, 2018 of which $250 million and nil was outstanding at June 30, 2019 and December 31, 2018, respectively. The outstanding balance matures in the third quarter of 2019.
We have extended lines of credit to various other HSBC affiliates totaling $4.2 billion which did not have any outstanding balances at either June 30, 2019 or December 31, 2018.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2019 and December 31, 2018, there were $11 million and $39 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $935.3 billion and $809.5 billion at June 30, 2019 and December 31, 2018, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $337 million and $108 million at June 30, 2019 and December 31, 2018, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 22, "Related Party Transactions," in our 2018 Form 10-K. There have been no significant changes in these activities since December 31, 2018.
Other Transactions with HSBC Affiliates:
At both June 30, 2019 and December 31, 2018, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," in our 2018 Form 10-K for additional details.
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

HSBC USA Inc.

significant changes since December 31, 2018 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
Leases - In January 2019, new accounting guidance was adopted for leases under both U.S. GAAP and the Group Reporting Basis. Under U.S. GAAP, expense on operating leases is generally recognized on a straight-line basis. Under the Group Reporting Basis, all leases are recognized as financing arrangements with interest expense on the lease obligation and depreciation of the ROU asset recorded over the remaining life of the lease.
Property - The sale and leaseback of our 452 Fifth Avenue property, including the 1 W. 39th Street building, in 2010 resulted in the recognition of a gain under the Group Reporting Basis, while under U.S. GAAP, such gain was historically deferred and was being recognized over the lease term. As a result of adopting the new accounting guidance for leases under U.S. GAAP as discussed above, we recorded a cumulative effect adjustment to recognize the previously deferred gain in retained earnings as of January 1, 2019.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2019
Net interest income	$217	$202	$136	$37	$18	$610	$3	$(73)	$540
Other operating income	74	55	170	17	49	365	(3)	74	436
Total operating income	291	257	306	54	67	975	—	1	976
Expected credit losses / provision for credit losses	12	9	2	2	—	25	23	(2)	46
	279	248	304	52	67	950	(23)	3	930
Operating expenses	305	142	210	56	48	761	10	3	774
Profit (loss) before income tax expense	$(26)	$106	$94	$(4)	$19	$189	$(33)	$—	$156

Three Months Ended June 30, 2018
Net interest income	$225	$195	$151	$43	$18	$632	$6	$(83)	$555
Other operating income	71	58	252	16	72	469	(9)	77	537
Total operating income	296	253	403	59	90	1,101	(3)	(6)	1,092
Expected credit losses / provision for credit losses	3	(36)	(143)	—	1	(175)	118	12	(45)
	293	289	546	59	89	1,276	(121)	(18)	1,137
Operating expenses	341	139	209	61	54	804	—	(18)	786
Profit (loss) before income tax expense	$(48)	$150	$337	$(2)	$35	$472	$(121)	$—	$351

Six Months Ended June 30, 2019
Net interest income	$438	$403	$287	$74	$32	$1,234	$9	$(141)	$1,102
Other operating income	139	113	345	33	73	703	(20)	143	826
Total operating income	577	516	632	107	105	1,937	(11)	2	1,928
Expected credit losses / provision for credit losses	33	15	(15)	1	1	35	64	5	104
	544	501	647	106	104	1,902	(75)	(3)	1,824
Operating expenses	616	280	416	109	88	1,509	18	(3)	1,524
Profit (loss) before income tax expense	$(72)	$221	$231	$(3)	$16	$393	$(93)	$—	$300
Balances at end of period:
Total assets	$18,907	$26,735	$87,114	$6,952	$76,055	$215,763	$(31,700)	$—	$184,063
Total loans, net	17,031	25,513	19,599	5,863	2,322	70,328	(2,340)	3,877	71,865
Goodwill	581	358	—	321	—	1,260	347	—	1,607
Total deposits	33,606	23,554	29,674	7,226	6,021	100,081	(3,434)	20,314	116,961

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Six Months Ended June 30, 2018
Net interest income	$441	$381	$300	$90	$33	$1,245	$14	$(152)	$1,107
Other operating income	164	113	449	36	155	917	(20)	153	1,050
Total operating income	605	494	749	126	188	2,162	(6)	1	2,157
Expected credit losses / provision for credit losses	6	(46)	(157)	(3)	4	(196)	67	13	(116)
	599	540	906	129	184	2,358	(73)	(12)	2,273
Operating expenses	666	290	425	122	586	2,089	(9)	(12)	2,068
Profit (loss) before income tax expense	$(67)	$250	$481	$7	$(402)	$269	$(64)	$—	$205
Balances at end of period:
Total assets	$18,691	$23,851	$79,535	$7,075	$85,703	$214,855	$(34,168)	$—	$180,687
Total loans, net	16,695	22,879	17,786	6,036	1,865	65,261	(1,341)	1,948	65,868
Goodwill	581	358	—	321	—	1,260	347	—	1,607
Total deposits	32,672	23,643	32,749	8,112	4,553	101,729	(3,168)	15,794	114,355

(1)	Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis.

(2)	Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

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
HSBC Bank USA is also required to maintain reserve balances either in the form of vault cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. At June 30, 2019 and December 31, 2018, HSBC Bank USA was required to maintain $2,343 million and $2,205 million, respectively, of reserve balances with the Federal Reserve Bank which are reported within interest bearing deposits with banks on the consolidated balance sheet.

HSBC USA Inc.

We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$15,678	4.5%	(2)	12.4%	$17,459	4.5%	(2)	13.6%
HSBC Bank USA	17,752	6.5		14.4	19,456	6.5		15.7
Tier 1 capital ratio:
HSBC USA	16,943	6.0		13.4	18,724	6.0		14.6
HSBC Bank USA	20,252	8.0		16.5	21,956	8.0		17.7
Total capital ratio:
HSBC USA	20,342	10.0		16.1	21,972	10.0		17.2
HSBC Bank USA	23,655	10.0		19.2	25,293	10.0		20.4
Tier 1 leverage ratio:
HSBC USA	16,943	4.0	(2)	9.6	18,724	4.0	(2)	11.0
HSBC Bank USA	20,252	5.0		11.7	21,956	5.0		13.1
Supplementary leverage ratio ("SLR"):
HSBC USA	16,943	3.0	(3)	6.8	18,724	3.0	(3)	7.6
HSBC Bank USA	20,252	3.0	(3)	8.3	21,956	3.0	(3)	9.1
Risk-weighted assets:(4)
HSBC USA	126,416				127,917
HSBC Bank USA	123,021				124,112
Adjusted quarterly average assets:(5)
HSBC USA	176,467				170,565
HSBC Bank USA	173,320				168,154
Total leverage exposure:(6)
HSBC USA	248,581				245,796
HSBC Bank USA	243,943				242,264

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at June 30, 2019 and December 31, 2018 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	June 30, 2019		December 31, 2018
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$98	$—	$112	$—
Long-term debt	—	66	—	66
Interest, taxes and other liabilities	—	32	—	37
Total	$98	$98	$112	$103
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at June 30, 2019 and December 31, 2018:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At June 30, 2019
Structured note vehicles	$1,526	$510	$11	$1,515
Limited partnership investments	2,037	542	260	570
Total	$3,563	$1,052	$271	$2,085
At December 31, 2018
Structured note vehicles	$3,033	$1,803	$20	$3,003
Limited partnership investments	1,578	454	209	454
Total	$4,611	$2,257	$229	$3,457
Information on the types of VIEs with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $1,515 million at June 30, 2019 will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
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
Limited partnership investments We invest as a limited partner in partnerships that operate qualified affordable housing, renewable energy and community development projects. The returns of these investments are generated primarily from the tax benefits, including Federal tax credits and tax deductions from operating losses in the project companies. In addition, some of the investments also help us comply with the Community Reinvestment Act. Certain limited partnership structures are considered to be VIEs because either (a) they do not have sufficient equity investment at risk or (b) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary of the VIEs and do not consolidate them. Our investments in these partnerships are recorded in other assets on the consolidated balance sheet. The maximum exposure to loss shown in the table above represents our recorded investments as well as any outstanding funding commitments extended to the partnerships.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at June 30, 2019 and December 31, 2018. Following the table is a description of the various arrangements.

	June 30, 2019		December 31, 2018
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$(268)	$54,256	$(562)	$45,384
Financial standby letters of credit, net of participations(3)(4)	—	5,376	—	5,302
Performance standby letters of credit, net of participations(3)(4)	—	3,489	—	3,670
Total	$(268)	$63,121	$(562)	$54,356

(1)	Includes $32,481 million and $25,734 million of notional issued for the benefit of HSBC affiliates at June 30, 2019 and December 31, 2018, respectively.

(2)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

(3)	Includes $1,419 million and $1,321 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at June 30, 2019 and December 31, 2018, respectively.

(4)	For standby letters of credit, maximum loss represents losses to be recognized assuming the letters of credit have been fully drawn and the obligors have defaulted with zero recovery.
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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(268)	$54,256	$(562)	$45,384
Buy-protection credit derivative positions	144	68,618	601	51,914
Net position(1)	$(124)	$14,362	$39	$6,530

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $47 million and $43 million at June 30, 2019 and December 31, 2018, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $17 million and $16 million at June 30, 2019 and December 31, 2018, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at June 30, 2019 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	3.0	$27,275	$13,413	$40,688
Index credit derivatives	4.1	5,509	6,724	12,233
Total return swaps	2.2	1,073	262	1,335
Subtotal		33,857	20,399	54,256
Standby Letters of Credit(2)	1.1	7,185	1,680	8,865
Total		$41,042	$22,079	$63,121

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Beginning in 2016 and into 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $40 million at both June 30, 2019 and December 31, 2018, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. In 2017, we entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. During the second quarter of 2018, we recorded a loss of $7 million related to a change in the Visa Class B Share conversion rate as a result of the outstanding litigation. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 9, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $4 million and $2 million at June 30, 2019 and December 31, 2018, respectively.

HSBC USA Inc.

The following table summarizes the change in our estimated repurchase liability during the three and six months ended June 30, 2019 and 2018 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Balance at beginning of period	$8	$10	$8	$10
Decrease in liability recorded through earnings	(3)	(1)	(3)	(1)
Realized losses	(1)	—	(1)	—
Balance at end of period	$4	$9	$4	$9
Our repurchase liability of $4 million at June 30, 2019 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at June 30, 2019. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $3.6 billion and $3.8 billion at June 30, 2019 and December 31, 2018, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Interest bearing deposits with banks	$2,762	$3,225
Trading assets(1)	7,429	2,465
Securities available-for-sale(2)	9,048	7,440
Securities held-to-maturity(2)	2,718	1,747
Loans(3)	17,371	18,189
Other assets(4)	2,515	2,289
Total	$41,843	$35,355

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $2,290 million and $822 million at June 30, 2019 and December 31, 2018, respectively. The fair value of trading assets that could be sold or repledged was $7,402 million and $2,464 million at June 30, 2019 and December 31, 2018, respectively.

HSBC USA Inc.

The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $12,205 million and $13,004 million at June 30, 2019 and December 31, 2018, respectively. Of this collateral, $11,255 million and $11,904 million could be sold or repledged at June 30, 2019 and December 31, 2018, respectively, of which $436 million and $243 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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
The following table provides information about resale and repurchase agreements that are subject to offset at June 30, 2019 and December 31, 2018:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At June 30, 2019
Assets:
Securities purchased under resale agreements	$11,602	$6,313	$5,289	$5,287	$—	$2
Liabilities:
Securities sold under repurchase agreements	$9,866	$6,313	$3,553	$3,553	$—	$—

At December 31, 2018
Assets:
Securities purchased under resale agreements	$12,035	$1,867	$10,168	$10,165	$—	$3
Liabilities:
Securities sold under repurchase agreements	$3,333	$1,867	$1,466	$1,458	$—	$8

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

HSBC USA Inc.

The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at June 30, 2019 and December 31, 2018:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At June 30, 2019
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$7,075	$1,644	$—	$500	$500	$9,719
Foreign debt securities	—	147	—	—	—	147
Total repurchase agreements accounted for as secured borrowings	$7,075	$1,791	$—	$500	$500	$9,866

At December 31, 2018
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1,773	$369	$—	$191	$1,000	$3,333

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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
June 30, 2019	Level 1	Level 2	Level 3	Gross Balance	Netting(7)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$10,620	$78	$—	$10,698	$—	$10,698
Asset-backed securities:
Collateralized debt obligations	—	—	86	86	—	86
Residential mortgages	—	—	16	16	—	16
Student loans	—	—	90	90	—	90
Corporate and other domestic debt securities	—	—	510	510	—	510
Debt securities issued by foreign entities	12,199	216	—	12,415	—	12,415
Equity securities	2,747	—	—	2,747	—	2,747
Precious metals trading	—	3,895	—	3,895	—	3,895
Derivatives:(1)
Interest rate contracts	99	11,450	11	11,560	—	11,560
Foreign exchange contracts	1	13,362	7	13,370	—	13,370
Equity contracts	16	3,575	185	3,776	—	3,776
Precious metals contracts	106	1,254	—	1,360	—	1,360
Credit contracts	—	1,051	68	1,119	—	1,119
Other contracts(2)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(27,994)	(27,994)
Total derivatives	222	30,692	276	31,190	(27,994)	3,196
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	19,559	14,571	—	34,130	—	34,130
Asset-backed securities:
Home equity	—	36	—	36	—	36
Other	—	—	113	113	—	113
Debt securities issued by foreign entities	2,591	384	—	2,975	—	2,975
Loans(4)	—	128	—	128	—	128
Other assets:
Equity securities	—	193	—	193	—	193
Equity Securities measured at net asset value(5)	—	—	—	109	—	109
Other(6)	—	—	1	1	—	1
Total assets	$47,938	$50,193	$1,092	$99,332	$(27,994)	$71,338
Liabilities:
Domestic deposits(4)	$—	$7,525	$930	$8,455	$—	$8,455
Trading liabilities, excluding derivatives	834	106	—	940	—	940
Derivatives:(1)
Interest rate contracts	51	12,752	1	12,804	—	12,804
Foreign exchange contracts	—	13,044	8	13,052	—	13,052
Equity contracts	—	2,778	123	2,901	—	2,901
Precious metals contracts	137	1,254	—	1,391	—	1,391
Credit contracts	—	1,253	22	1,275	—	1,275
Other contracts(2)	—	—	40	40	—	40
Derivatives netting	—	—	—	—	(28,182)	(28,182)
Total derivatives	188	31,081	194	31,463	(28,182)	3,281
Short-term borrowings(4)	—	222	—	222	—	222
Long-term debt(4)	—	11,538	441	11,979	—	11,979
Total liabilities	$1,022	$50,472	$1,565	$53,059	$(28,182)	$24,877

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2018	Level 1	Level 2	Level 3	Gross Balance	Netting(7)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$5,368	$152	$—	$5,520	$—	$5,520
Asset-backed securities:
Collateralized debt obligations	—	—	100	100	—	100
Residential mortgages	—	—	16	16	—	16
Student loans	—	—	92	92	—	92
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	8,552	207	—	8,759	—	8,759
Equity securities	751	—	—	751	—	751
Precious metals trading	—	1,889	—	1,889	—	1,889
Derivatives:(1)
Interest rate contracts	2	10,053	2	10,057	—	10,057
Foreign exchange contracts	—	15,919	2	15,921	—	15,921
Equity contracts	—	2,449	97	2,546	—	2,546
Precious metals contracts	16	829	—	845	—	845
Credit contracts	—	883	73	956	—	956
Other contracts(2)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(27,192)	(27,192)
Total derivatives	18	30,133	179	30,330	(27,192)	3,138
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	16,198	11,699	—	27,897	—	27,897
Asset-backed securities:
Home equity	—	42	—	42	—	42
Other	—	—	107	107	—	107
Debt securities issued by foreign entities	2,362	971	—	3,333	—	3,333
Loans(4)	—	109	—	109	—	109
Other assets:
Equity securities	—	190	—	190	—	190
Equity Securities measured at net asset value(5)	—	—	—	88	—	88
Other assets(6)	—	—	4	4	—	4
Total assets	$33,249	$45,392	$2,301	$81,030	$(27,192)	$53,838
Liabilities:
Domestic deposits(4)	$—	$7,229	$925	$8,154	$—	$8,154
Trading liabilities, excluding derivatives	738	215	—	953	—	953
Derivatives:(1)
Interest rate contracts	45	11,140	—	11,185	—	11,185
Foreign exchange contracts	15	15,715	3	15,733	—	15,733
Equity contracts	—	2,717	149	2,866	—	2,866
Precious metals contracts	274	626	—	900	—	900
Credit contracts	—	926	21	947	—	947
Other contracts(2)	—	—	40	40	—	40
Derivatives netting	—	—	—	—	(28,847)	(28,847)
Total derivatives	334	31,124	213	31,671	(28,847)	2,824
Short-term borrowings(4)	—	560	—	560	—	560
Long-term debt(4)	—	10,837	412	11,249	—	11,249
Total liabilities	$1,072	$49,965	$1,550	$52,587	$(28,847)	$23,740

(1)
Includes trading derivative assets of $3,045 million and $3,048 million and trading derivative liabilities of $3,086 million and $2,690 million at June 30, 2019 and December 31, 2018, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 9, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.

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
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2019 and 2018. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2019	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2019	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$90	$2	$—	$—	$—	$(6)	$—	$—	$86	$(4)
Residential mortgage asset-backed securities	16	—	—	—	—	—	—	—	16	—
Student loan asset-backed securities	95	—	—	—	—	(5)	—	—	90	(5)
Corporate and other domestic debt securities	510	—	—	—	—	—	—	—	510	—
Derivatives, net:(2)
Interest rate contracts	7	8	—	—	—	—	—	(5)	10	3
Foreign exchange contracts	(1)	—	—	—	—	—	—	—	(1)	—
Equity contracts	24	39	—	—	—	1	—	(2)	62	40
Credit contracts	53	(3)	—	—	—	(4)	—	—	46	(2)
Other contracts(3)	(37)	(3)	—	—	—	5	—	—	(35)	—
Other asset-backed securities available-for-sale(4)	109	—	4	—	—	—	—	—	113	4
Other assets(5)	1	—	—	—	—	—	—	—	1	—
Total assets	$867	$43	$4	$—	$—	$(9)	$—	$(7)	$898	$36
Liabilities:
Domestic deposits(6)	$(949)	$(35)	$2	$—	$(49)	$64	$(5)	$42	$(930)	$(30)
Long-term debt(6)	(453)	(15)	1	—	(33)	20	—	39	(441)	(9)
Total liabilities	$(1,402)	$(50)	$3	$—	$(82)	$84	$(5)	$81	$(1,371)	$(39)

HSBC USA Inc.

	Jan. 1, 2019	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2019	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$100	$3	$—	$—	$—	$(17)	$—	$—	$86	$(10)
Residential mortgage asset-backed securities	16	—	—	—	—	—	—	—	16	—
Student loan asset-backed securities	92	5	—	—	—	(7)	—	—	90	(2)
Corporate and other domestic debt securities	1,803	—	—	—	—	(1,293)	—	—	510	—
Derivatives, net:(2)
Interest rate contracts	2	13	—	—	—	—	—	(5)	10	8
Foreign exchange contracts	(1)	—	—	—	—	—	—	—	(1)	—
Equity contracts	(52)	110	—	—	—	5	—	(1)	62	115
Credit contracts	52	(40)	—	—	—	34	—	—	46	(2)
Other contracts(3)	(35)	(9)	—	—	—	9	—	—	(35)	—
Other asset-backed securities available-for-sale(4)	107	—	6	—	—	—	—	—	113	6
Other assets(5)	4	—	—	—	—	(3)	—	—	1	—
Total assets	$2,088	$82	$6	$—	$—	$(1,272)	$—	$(6)	$898	$115
Liabilities:
Domestic deposits(6)	$(925)	$(64)	$(3)	$—	$(145)	$109	$(5)	$103	$(930)	$(135)
Long-term debt(6)	(412)	(43)	(2)	—	(64)	33	—	47	(441)	(61)
Total liabilities	$(1,337)	$(107)	$(5)	$—	$(209)	$142	$(5)	$150	$(1,371)	$(196)

HSBC USA Inc.

	Apr. 1, 2018	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2018	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$131	$1	$—	$—	$—	$(1)	$—	$—	$131	$1
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Foreign exchange contracts	—	(1)	—	—	—	—	—	—	(1)	(1)
Equity contracts	27	(10)	—	—	—	(16)	(1)	2	2	(7)
Credit contracts	113	1	—	—	—	(4)	—	—	110	(3)
Other contracts(3)	(44)	(12)	—	—	—	5	—	—	(51)	—
Other asset-backed securities available-for-sale(4)	107	—	—	—	—	—	—	—	107	—
Other assets(5)	15	(3)	—	—	—	—	—	—	12	—
Total assets	$2,152	$(24)	$—	$—	$—	$(16)	$(1)	$2	$2,113	$(10)
Liabilities:
Domestic deposits(6)	$(916)	$2	$5	$—	$(88)	$38	$(10)	$93	$(876)	$8
Long-term debt(6)	(630)	(5)	1	—	(28)	74	—	31	(557)	1
Total liabilities	$(1,546)	$(3)	$6	$—	$(116)	$112	$(10)	$124	$(1,433)	$9

HSBC USA Inc.

	Jan. 1, 2018	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2018	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$129	$8	$—	$—	$—	$(6)	$—	$—	$131	$8
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Foreign exchange contracts	—	(1)	—	—	—	—	—	—	(1)	(1)
Equity contracts	81	(50)	—	—	—	(30)	(1)	2	2	(45)
Credit contracts	114	2	—	—	—	(6)	—	—	110	(4)
Other contracts(3)	(46)	(14)	—	—	—	9	—	—	(51)	—
Other asset-backed securities available-for-sale(4)	111	—	(4)	—	—	—	—	—	107	(4)
Other assets(5)	15	(3)	—	—	—	—	—	—	12	—
Total assets	$2,207	$(58)	$(4)	$—	$—	$(33)	$(1)	$2	$2,113	$(46)
Liabilities:
Domestic deposits(6)	$(897)	$23	$3	$—	$(179)	$60	$(13)	$127	$(876)	$25
Long-term debt(6)	(641)	6	5	—	(143)	141	—	75	(557)	18
Total liabilities	$(1,538)	$29	$8	$—	$(322)	$201	$(13)	$202	$(1,433)	$43

(1)	Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income.

(2)
Level 3 net derivatives included derivative assets of $276 million and derivative liabilities of $194 million at June 30, 2019 and derivative assets of $253 million and derivative liabilities of $193 million at June 30, 2018. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.

(3)
Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares. Gains (losses) on these swap agreements are included in other income (loss) in the consolidated statement of income.

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

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at June 30, 2019 and December 31, 2018:

June 30, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$86	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 1%
			Conditional default rates	0% - 1%
			Loss severity rates	90% - 95%
Residential mortgage asset-backed securities	$16	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	5% - 10%
			Conditional default rates	1% - 5%
			Loss severity rates	65% - 70%
			Discount margin	100bps - 250bps
Student loan asset-backed securities	$90	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	7% - 9%
			Conditional default rates	0% - 1%
			Loss severity rates	25% - 40%
			Discount margin	95bps -198bps
Corporate and other domestic debt securities	$510	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$10	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	38% - 96%
			Likelihood of transaction being executed	75% - 100%
Foreign exchange derivative contracts(1)	$(1)	Option pricing model	Implied volatility of currency pairs	9% - 13%
Equity derivative contracts(1)	$62	Option pricing model	Equity / Equity Index volatility	7% - 38%
			Equity / Equity and Equity / Index correlation	26% - 79%
			Equity dividend yields	0% - 4%
Credit derivative contracts	$46	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	49bps - 63bps
Other derivative contracts	$(35)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	1 - 2 years
Other asset-backed securities available-for-sale	$113	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$1	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(1)(2)	$(930)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 13%
			Equity / Equity Index volatility	7% - 29%
			Equity / Equity and Equity / Index correlation	43% - 46%
Long-term debt (structured notes)(1)(2)	$(441)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 13%
			Equity / Equity Index volatility	7% - 33%
			Equity / Equity and Equity / Index correlation	26% - 79%

HSBC USA Inc.

December 31, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$100	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 1%
			Conditional default rates	0% - 1%
			Loss severity rates	90% - 95%
Residential mortgage asset-backed securities	$16	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 5%
			Conditional default rates	1% - 4%
			Loss severity rates	80% - 85%
			Discount margin	100bps - 250bps
Student loan asset-backed securities	$92	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	6% - 7%
			Conditional default rates	1% - 2%
			Loss severity rates	25% - 40%
			Discount margin	91bps -115bps
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$2	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	3% - 99%
			Likelihood of transaction being executed	75% - 100%
Foreign exchange derivative contracts(1)	$(1)	Option pricing model	Implied volatility of currency pairs	8% - 12%
Equity derivative contracts(1)	$(52)	Option pricing model	Equity / Equity Index volatility	7% - 44%
			Equity / Equity and Equity / Index correlation	42% - 79%
			Equity dividend yields	0% - 7%
Credit derivative contracts	$52	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	102bps - 118bps
Other derivative contracts	$(35)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	2 - 3 years
Other asset-backed securities available-for-sale	$107	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$4	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(1)(2)	$(925)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%
			Equity / Equity Index volatility	7% - 37%
			Equity / Equity and Equity / Index correlation	42% - 49%
Long-term debt (structured notes)(1)(2)	$(412)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%
			Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	45% - 79%

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
Significant Unobservable Inputs for Recurring Fair Value Measurements
Collateralized debt obligations ("CDOs"), residential mortgage asset-backed securities and student loan asset-backed securities

•
Prepayment rate - The rate at which borrowers pay off the loans early. The prepayment rate is affected by a number of factors including location of the collateral, interest rate type of the loan, borrowers' credit and sensitivity to interest rate

HSBC USA Inc.

movement. The weighted average prepayment rates of our CDOs, residential mortgage asset-backed securities and student loan asset-backed securities was 0.4 percent, 5 percent and 8 percent, respectively, at June 30, 2019.

•
Default rate - Annualized percentage of default rate over a group of collateral such as residential or commercial mortgage loans. The default rate and loss severity rate are positively correlated. The weighted average default rates of our CDOs, residential mortgage asset-backed securities and student loan asset-backed securities was 0.9 percent, 5 percent and 0.8 percent, respectively, at June 30, 2019.

•
Loss severity rate - The loss severity rate is the percentage of total lifetime losses (both interest and principal) as a percentage of principal balance measured at default date. The weighted average loss severity rates of our CDOs, residential mortgage asset-backed securities and student loan asset-backed securities was 93 percent, 65 percent and 36 percent, respectively, at June 30, 2019.

•
Discount margin - An expected return earned in addition to the index underlying (in this case the London Interbank Offered Rate ("LIBOR")) is another input into valuation of securities. The weighted average discount margins of our residential mortgage asset-backed securities and student loan asset-backed securities was 200 basis points and 122 basis points, respectively, at June 30, 2019.

Derivatives

•
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 9 percent and 13 percent while the implied volatility for equity/equity or equity/equity index is between 7 percent and 38 percent, respectively, at June 30, 2019. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 2 percent and 6 percent, respectively, at June 30, 2019.

•
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 26 percent and 79 percent at June 30, 2019.

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
Significant Transfers Into and Out of Level 3 Measurements During the three and six months ended June 30, 2019, we transferred $42 million and $103 million, respectively, of domestic deposits and $39 million and $47 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.
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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at June 30, 2019 and December 31, 2018. The gains (losses) during the three and six months ended June 30, 2019 and 2018 are also included.

	Non-Recurring Fair Value Measurements at June 30, 2019				Total Gains (Losses) For the Three Months Ended June 30, 2019	Total Gains (Losses) For the Six Months Ended June 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$6	$—	$6	$—	$—
Consumer loans(2)	—	11	—	11	(2)	(4)
Impaired commercial loans(3)	—	—	30	30	—	(1)
Real estate owned(4)	—	5	—	5	—	—
Total assets at fair value on a non-recurring basis	$—	$22	$30	$52	$(2)	$(5)

	Non-Recurring Fair Value Measurements at December 31, 2018				Total Gains (Losses) For the Three Months Ended June 30, 2018	Total Gains (Losses) For the Six Months Ended June 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(2)	$—	$15	$—	$15	$(1)	$(2)
Commercial loans held for sale(5)	—	36	—	36	—	3
Impaired commercial loans(3)	—	—	37	37	46	101
Real estate owned(4)	—	7	—	7	1	2
Total assets at fair value on a non-recurring basis	$—	$58	$37	$95	$46	$104

(1)	At June 30, 2019, the fair value of the loans held for sale was below cost.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

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

(4)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

(5)	At December 31, 2018, the fair value of the loans held for sale was below cost.

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at June 30, 2019 and December 31, 2018:

At June 30, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Impaired commercial loans	$30	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 65%

At December 31, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Impaired commercial loans	$37	Valuation of third party appraisal on underlying collateral	Loss severity rates	13% - 100%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The weighted average severity rate for impaired commercial loans was approximately 48 percent at June 30, 2019. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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

HSBC USA Inc.

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

•
Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $67 million and $72 million at June 30, 2019 and December 31, 2018, respectively.

The following tables provide additional information relating to our asset-backed securities, including certain CDOs, at June 30, 2019:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 3	Total
		(in millions)
AAA - A	Collateralized debt obligations	$54	$54
	Student loans	90	90
	Total AAA -A	144	144
BBB - B	Collateralized debt obligations	32	32
CCC - Unrated	Residential mortgages - Subprime	16	16
		$192	$192
Available-for-sale asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Home equity - Alt A	$36	$—	$36
	Other	—	53	53
	Total AAA -A	36	53	89
BBB -B	Other	—	60	60
		$36	$113	$149

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

HSBC USA Inc.

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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at June 30, 2019 and December 31, 2018 and their classification within the fair value hierarchy:

June 30, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$12,963	$12,963	$1,196	$11,736	$31
Federal funds sold and securities purchased under agreements to resell	5,289	5,289	—	5,289	—
Securities held-to-maturity	13,927	14,011	—	14,011	—
Commercial loans, net of allowance for credit losses	52,226	54,350	—	—	54,350
Commercial loans held for sale	23	23	—	23	—
Consumer loans, net of allowance for credit losses	19,639	19,260	—	—	19,260
Consumer loans held for sale:
Residential mortgages	40	41	—	40	1
Financial liabilities:
Short-term financial liabilities	$8,458	$8,475	$—	$8,444	$31
Deposits:
Without fixed maturities	91,305	91,305	—	91,305	—
Fixed maturities	17,201	17,096	—	17,096	—
Long-term debt	18,870	19,185	—	19,185	—

HSBC USA Inc.

December 31, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$17,237	$17,237	$1,514	$15,700	$23
Federal funds sold and securities purchased under agreements to resell	10,168	10,168	—	10,168	—
Securities held-to-maturity	14,670	14,443	—	14,443	—
Commercial loans, net of allowance for credit losses	48,884	50,671	—	—	50,671
Commercial loans held for sale	285	285	—	285	—
Consumer loans, net of allowance for credit losses	19,553	18,878	—	—	18,878
Consumer loans held for sale:
Residential mortgages	65	65	—	65	—
Other consumer	53	53	—	—	53
Financial liabilities:
Short-term financial liabilities	$3,643	$3,649	$—	$3,626	$23
Deposits:
Without fixed maturities	91,794	91,794	—	91,794	—
Fixed maturities	10,996	10,933	—	10,933	—
Deposits held for sale	10	10	—	10	—
Long-term debt	19,379	19,688	—	19,688	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $157 million and $165 million at June 30, 2019 and December 31, 2018, respectively.

20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2019 (the "2019 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2018 Form 10-K and our 2019 First Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2018 Form 10-K and our 2019 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
During both the three and six months ended June 30, 2019, we recorded expense related to legal matters (excluding attorney's fees) of $3 million compared with expense of $16 million and $510 million during the three and six months ended June 30, 2018, respectively. The expense in the 2018 periods included expense related to a mortgage securitization matter that was settled in October 2018. See Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K for additional discussion.

HSBC USA Inc.

For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2019 First Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $375 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the ongoing investigations disclosed in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2019 First Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. (N.D. Ga. Case No. 12-CV-03640) In May 2019, the U.S. Court of Appeals for the Eleventh Circuit ("Eleventh Circuit") issued a decision in the City of Miami v. Bank of America Corp. & Wells Fargo & Co. case upon remand from the U.S. Supreme Court. The Eleventh Circuit held that the City of Miami had plausibly alleged damages in the form of lost property tax revenue, but had not adequately pled other forms of damages (increased municipal expenditures). The City of Miami defendants have sought rehearing of that decision before the full panel of the court.
County of Cook v. HSBC North America Holdings Inc., et al. (N.D. Ill. Case No. 1:14-cv-2031) In June 2019, Cook County moved for reconsideration of the district court's May 2018 order that, among other things, significantly narrowed the categories of damages available for potential recovery, based on the Eleventh Circuit’s decision in the City of Miami v. Bank of America Corp. & Wells Fargo & Co. case.
Credit Default Swap Matters
In July 2019, the court granted the motion to dismiss the action filed by TeraExchange, LLC as to certain defendants, including the HSBC defendants.
Foreign Exchange ("FX") Matters
U.S. Litigation
FX Opt Out Litigation In June 2019, plaintiffs filed a second amended complaint. Defendants have moved to dismiss the complaint.
Contant In May 2019, the court denied HSBC Bank plc's motion to dismiss for lack of personal jurisdiction.
It is possible that additional actions will be initiated against the HSBC entities, including HSBC Bank USA, in relation to their historical foreign exchange activities.
Investigations In June 2019, the South African Competition Tribunal issued a decision requiring the Competition Commission of South Africa to revise its complaint. The South African Competition Tribunal also dismissed HSBC Bank USA from the complaint, but permitted the Competition Commission of South Africa to apply for it to be re-joined, albeit on the basis that HSBC Bank USA cannot be fined or ordered to pay damages and only a declaratory order can be issued against it. Several financial institutions named in the complaint, including HSBC Bank USA, have appealed part of the decision to the Competition Appeal Court of South Africa, and the Competition Commission of South Africa has cross-appealed.
Madoff Litigation
In April 2019, the Second Circuit granted the non-U.S. HSBC defendants' motion to stay the case pending before the U.S. Bankruptcy Court to allow for the filing of a petition to the U.S. Supreme Court to seek review of the Second Circuit's decision reversing the dismissal of claims against them.
Benchmark Rate Litigation
ICE Libor: Plaintiffs filed an amended complaint in July 2019.
Mortgage Securitization Trust Litigation In May 2019, the Virginia Supreme Court overturned the lower court's dismissal of the Fir Tree case on procedural grounds. HSBC Bank USA moved for reconsideration of the decision.
Anti-Terrorism Act Cases
Timothy O'Sullivan, et al. v. Deutsche Bank AG, et al. In April 2019, plaintiffs filed a motion for leave to amend the complaint as permitted by the court’s order to dismiss.
Ryan Bowman et al. v. HSBC Holdings plc, et al. The action has been stayed.

HSBC USA Inc.

Rigoberto Vasquez and Eva Garcia et al v. Hong Kong and Shanghai Banking Corporation Ltd., HSBC Bank USA, N.A., et al. In May 2019, the U.S. District Court for the Southern District of New York granted HSBC Bank USA's motion and dismissed it from the case.
Telephone Consumer Protection Act Litigation In June 2019, the U.S. District Court for the Central District of California granted preliminary approval of the settlement. The final approval hearing is scheduled for December 2019.
Frank Ortega v. HSBC Bank USA, National Association In June 2019, plaintiff filed a purported class action in California Superior Court in Los Angeles County based upon an October 2018 data breach experienced by HSBC Bank USA. The purported class members are HSBC Bank USA customers from October 4, 2018 to October 14, 2018 whose personal information allegedly was compromised. Plaintiff alleges he suffered actual harm in the form of fraudulent charges on his account, as well as continuing harm resulting from the compromise of his and other purported class members' personal data. The complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business and Professions Code 17200, negligence, and violation of the Consumers Legal Remedies Act 1750, and seeks unspecified monetary damages and injunctive relief. The case is at a very early stage.
Other Regulatory and Law Enforcement Investigations
HSBC Bank USA is being investigated by the Commodity Futures Trading Commission ("CFTC") for certain swap dealer trade reporting and other regulatory and trading issues related to prior periods. We are cooperating with the CFTC.

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

HSBC USA Inc.

The following are accounting pronouncements which will be adopted in future periods:

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that will significantly change measurement of credit losses. The ASU requires recognition of lifetime expected credit losses for loans (including TDR loans), held-to-maturity and AFS debt securities, off-balance sheet credit exposures and certain other financial assets reported at amortized cost. Modeling and economic forecasting requirements of the ASU are new and extensive, and the ASU's requirements differ significantly from the IFRS credit loss reporting that we implemented in 2018 for reporting to HSBC. We are currently in the process of completing these requirements. The ASU is effective for all annual and interim periods beginning no later than January 1, 2020 and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Based on our present expectations of credit performance by our relevant financial assets, we do not expect our one-time ASU adoption adjustment to be material.

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

•	the use of us as a conduit for illegal activities without our knowledge by third parties;

•	the ability to successfully manage our risks;

•	the possibility of the inadequacy of our data management and policies and processes;

•	the financial condition of our clients and counterparties and our ability to manage counterparty risk;

•	concentrations of credit and market risk;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	the ability to implement our business strategies;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

•	the ability to attract or retain key employees and customers;

HSBC USA Inc.

•	the effects of competition in the markets where we operate including increased competition from non-bank financial services companies, including securities firms;

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
Economic Environment  The U.S. economy continued to grow during the first half of 2019. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 2.1 percent in the second quarter of 2019, lower than 2018's GDP annual growth rate, while inflation in the second quarter of 2019 averaged below the FRB's target inflation rate. Throughout the first half of 2019, the FRB held short-term interest rates steady. However, in July 2019, the FRB cut short-term interest rates by 25 basis points as a result of global developments for the economic outlook and also announced that its program to reduce its holdings of U.S. Treasury bonds and mortgage-backed securities will come to an end in August. The U.S. economy added over 1.0 million jobs during the first half of 2019 and the total unemployment rate fell to 3.7 percent at June 2019 as compared with 3.9 percent at December 2018.
Although the U.S. economy continued to grow in the first half of 2019, uncertainty concerning the future economic environment exists as global growth continues to slow. The sustainability of economic growth will be determined by numerous other variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. Concerns over interest rate levels, inflation, domestic and global policy issues, U.S. trade policy and geopolitical events as well as the implications of those events on the markets in general further add to global uncertainty. Interest rate levels, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2019 and beyond.
Performance, Developments and Trends The following table sets forth selected financial highlights for HUSI for the three and six months ended June 30, 2019 and 2018 and at June 30, 2019 and December 31, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars are in millions)
Net income	$121	$269	$230	$31
Rate of return on average:
Total assets	.3%	.6%	.3%	—%
Risk-weighted assets	.4	.9	.4	.1
Common equity	1.9	5.0	2.2	(.1)
Tangible common equity	2.2	5.5	2.4	(.1)
Total equity	2.6	5.5	2.5	.3
Net interest margin	1.32	1.41	1.37	1.39
Efficiency ratio	79.3	72.0	79.0	95.9
Commercial net charge-off ratio(1)	.03	.13	.02	.10
Consumer net charge-off ratio(1)	.24	.14	.26	.11

(1)	Excludes loans held for sale.

HSBC USA Inc.

	June 30, 2019	December 31, 2018
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.85%	.78%
Commercial allowance as a percent of loans(1)	.98	.93
Consumer allowance as a percent of loans(1)	.48	.42
Consumer two-months-and-over contractual delinquency	1.91	2.05
Loans to deposits ratio(2)	79.25	75.02
Common equity Tier 1 capital to risk-weighted assets	12.4	13.6
Tier 1 capital to risk-weighted assets	13.4	14.6
Total capital to risk-weighted assets	16.1	17.2
Tier 1 leverage ratio	9.6	11.0
Supplementary leverage ratio	6.8	7.6
Total equity to total assets	10.1	11.9

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$12,932	$17,214
Trading assets	33,502	21,978
Securities available-for-sale	37,254	31,379
Loans:
Commercial loans	52,745	49,342
Consumer loans	19,733	19,636
Total loans	72,478	68,978
Deposits	116,961	110,955

(1)	Excludes loans held for sale.

(2)
Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Net income was $121 million and $230 million during the three and six months ended June 30, 2019, respectively, compared with $269 million and $31 million during the three and six months ended June 30, 2018, respectively. Income before income tax was $156 million and $300 million during the three and six months ended June 30, 2019, respectively, compared with $351 million and $205 million during the three and six months ended June 30, 2018, respectively. Income before income tax decreased during the three months ended June 30, 2019 due primarily to lower other revenues and a higher provision for credit losses. In the year-to-date period, income before income tax increased as lower other revenues and a higher provision for credit losses was more than offset by lower operating expenses driven by expense recorded in the prior year related to a mortgage securitization legal matter that was settled in October 2018. For additional discussion of the mortgage securitization legal matter, see Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K.

HSBC USA Inc.

Our reported results in all periods were impacted by certain items management believes to be significant, which affect comparability between periods. Significant items are excluded to arrive at adjusted performance because management would ordinarily identify and consider them separately to better understand underlying business trends. The following table summarizes the impact of these significant items for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Income before income tax, as reported	$156	$351	$300	$205
Severance costs(1)	16	—	17	—
Expense related to certain mortgage loan legal matters	—	16	—	507
Adjusted performance(2)	$172	$367	$317	$712

(1)	Reflects severance costs associated with a 2019 global initiative aimed to right-size our cost base.

(2)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items in the table above, our adjusted performance during the three and six months ended June 30, 2019 decreased $195 million and $395 million compared with the prior year periods due primarily to lower other revenues driven by lower trading revenue and lower fair value option revenue as well as a higher provision for credit losses, partially offset by lower operating expenses.
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
We have a considerable number of contracts referencing London Interbank Offered Rate ("LIBOR") extending past 2021, when it is likely that LIBOR will cease being published. HSBC has established a global program in which we actively participate to coordinate transition activities aimed to minimize the volume of such contracts outstanding upon the cessation of LIBOR and, therefore, the associated disruption to financial flows and economic losses. The program is significant in terms of scale and complexity and will impact all global businesses as well as multiple products, currencies, systems and processes. In addition to the consequent execution risks, the process of adopting new reference rates exposes us to a wide range of material conduct, operational and financial risks, such as earnings volatility resulting from contract modifications and changes in hedge accounting. We continue to engage with industry participants, the official sector and our clients to support an orderly transition and the mitigation of the risks resulting from the transition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Profit before tax – U.S. GAAP basis	$156	$351	$300	$205
Adjustments:
Expected credit losses	23	118	65	71
Precious metal loans	(1)	(1)	13	3
Deposit incentives	4	2	9	2
Loan origination	3	1	6	2
Pension and other postretirement benefit costs	3	—	1	(2)
Property	—	(2)	—	(4)
Loans held for sale	—	(2)	(1)	(9)
Leases	(2)	—	(7)	—
Other	3	5	7	1
Profit before tax – Group Reporting Basis	$189	$472	$393	$269
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
During the three and six months ended June 30, 2019, credit loss estimates were higher under U.S. GAAP than under the Group Reporting Basis due primarily to the impact of downgrades in the commercial loan portfolio, which was more pronounced under U.S. GAAP, partially offset by a release in credit loss reserves under U.S. GAAP for risk factors associated with fraud. In addition, expected credit losses under the Group Reporting Basis in the year-to-date period reflect a release in credit loss reserves due to the upgrade of a single oil and gas industry client which resulted in reclassification from 'stage 2' (which requires a lifetime expected credit losses estimate) to 'stage 1' (which requires a 12-month expected credit losses estimate).
During the three and six months ended June 30, 2018, releases in credit loss reserves were higher under the Group Reporting Basis than under U.S. GAAP due primarily to reserve releases under the Group Reporting Basis associated with a single client relationship driven by improvements in credit conditions which resulted in reclassification from 'stage 2' to 'stage 1' and, in the year-to-date period, other modeling factors as well as a reduction of expected credit losses associated with oil and gas clients. In addition, credit loss estimates under U.S. GAAP reflect an update to the loss emergence period factors and, in the year-to-date period, a provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio. The higher releases in credit loss reserves under the Group Reporting Basis in the year-to-date period was partially offset by reserve releases under U.S. GAAP driven by the impact of paydowns, sales and maturities in the commercial loan portfolio where existing allowances were higher under U.S. GAAP.

HSBC USA Inc.

Balance Sheet Review

The following table provides balance sheet totals at June 30, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	June 30, 2019	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$18,221	$(9,161)	(33.5)%
Loans, net	71,865	3,428	5.0
Loans held for sale	191	(321)	(62.7)
Trading assets	33,502	11,524	52.4
Securities	51,181	5,132	11.1
All other assets	9,103	1,013	12.5
	$184,063	$11,615	6.7%
Period end liabilities and equity:
Total deposits	$116,961	$6,006	5.4%
Trading liabilities	4,026	383	10.5
Short-term borrowings	8,649	4,469	*
Long-term debt	30,849	221.7
Interest, taxes and other liabilities	4,944	2,408	95.0
Total equity	18,634	(1,872)	(9.1)
	$184,063	$11,615	6.7%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2018 due primarily to a redeployment of liquidity to trading security positions held as economic hedges of derivative products issued to clients.

HSBC USA Inc.

Loans, Net  The following table summarizes our loan balances at June 30, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	June 30, 2019	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$11,704	$360	3.2%
Business and corporate banking	14,310	1,244	9.5
Global banking(1)	20,896	729	3.6
Other commercial(2)	5,835	1,070	22.5
Total commercial	52,745	3,403	6.9
Consumer loans:
Residential mortgages	17,421	38.2
Home equity mortgages	911	(71)	(7.2)
Credit cards	1,129	110	10.8
Other consumer	272	20	7.9
Total consumer	19,733	97.5
Total loans	72,478	3,500	5.1
Allowance for credit losses	613	72	13.3
Loans, net	$71,865	$3,428	5.0%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)	Includes loans to HSBC affiliates which totaled $3,096 million and $2,274 million at June 30, 2019 and December 31, 2018, respectively.
Commercial loans increased compared with December 31, 2018 due to new business activity as we continued to apply a disciplined lending approach to grow the business and, to a lesser extent, higher loans to affiliates. The growth in commercial non-affiliate loans was primarily in the entertainment, diversified financial and consumer service industries, partially offset by decreases in the semiconductor and banking industries.
Consumer loans were relatively flat compared with December 31, 2018 as higher credit card receivables reflecting growth in customer activity driven by new product promotions as well as increases in residential mortgage loans and other consumer loans were largely offset by a continued decline in home equity mortgages due to net paydowns. The increase in other consumer loans reflects a transfer of certain student loans from held for sale to held for investment as discussed below, partially offset by paydowns.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	June 30, 2019		December 31, 2018
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.1%	95.9%	98.4%	94.1%
80% < LTV < 90%	1.5	3.1	1.1	4.4
90% < LTV < 100%	.2	.8	.3	1.2
LTV > 100%	.2	.2	.2	.3
Average LTV for portfolio	49.4	47.3	49.1	48.7

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

HSBC USA Inc.

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at March 31, 2019 and September 30, 2018, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	June 30, 2019	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$66	$39	*
Global banking	85	(282)	(76.8)
Total commercial	151	(243)	(61.7)
Consumer loans:
Residential mortgages	40	(25)	(38.5)
Other consumer	—	(53)	(100.0)
Total consumer	40	(78)	(66.1)
Total loans held for sale	$191	$(321)	(62.7)%

*	Percentage change is greater than 100 percent.
Commercial loans held for sale decreased compared with December 31, 2018. Included in commercial loans held for sale are certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $23 million and $285 million at June 30, 2019 and December 31, 2018, respectively. The decrease compared with December 31, 2018 was due to loan sales.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $128 million and $109 million at June 30, 2019 and December 31, 2018, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Consumer loans held for sale decreased compared with December 31, 2018. Included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income. In addition, during the first quarter of 2019, we transferred $53 million of student loans that were previously classified as other consumer loans held for sale back to held for investment as we now intend to hold these loans for the foreseeable future.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $2 million and $4 million at June 30, 2019 and December 31, 2018, respectively. The valuation allowance on commercial loans held for sale was $1 million and $3 million at June 30, 2019 and December 31, 2018, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at June 30, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	June 30, 2019	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$26,562	$9,521	55.9%
Precious metals	3,895	2,006	*
Derivatives, net	3,045	(3)	(0.1)
	$33,502	$11,524	52.4%
Trading liabilities:
Securities sold, not yet purchased	$834	$96	13.0%
Payables for precious metals	106	(109)	(50.7)
Derivatives, net	3,086	396	14.7
	$4,026	$383	10.5%

*	Percentage change is greater than 100 percent.

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances increased compared with December 31, 2018 due primarily to increases in U.S. Treasury, foreign sovereign and equity positions. Trading security positions are held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. These increases were partially offset by a decrease in corporate bond positions reflecting the unwind of one of our unconsolidated variable interest entities ("VIEs") which resulted in the termination of our investment in the VIE along with the related derivatives during the first quarter of 2019. Balances of securities sold, not yet purchased were higher compared with December 31, 2018 driven by an increase in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2018 due to increases in our own silver and gold inventory positions reflecting a redeployment of liquidity in the short term which is economically hedged with derivative positions to protect against changes in market pricing and, to a lesser extent, an increase in positions held as economic hedges for client derivative activity. Payables for precious metals were lower compared with December 31, 2018 driven by a decline in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset balances were flat compared with December 31, 2018 as higher balances from market movements were offset by the termination of derivatives associated with the unwind of an unconsolidated VIE as discussed above and the impact of higher netting of cash collateral posted. Derivative liability balances increased compared with December 31, 2018 mainly from market movements which were partially offset by the termination of derivatives associated with the unwind of an unconsolidated VIE as discussed above. Market movements resulted in higher valuations of interest rate, equity, commodity and credit derivatives, partially offset by lower valuations of foreign exchange derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were higher compared with December 31, 2018 driven by net purchases of U.S. Treasury and U.S. Government agency mortgage-backed securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets includes, among other items, properties and equipment, net and goodwill. All other assets increased compared with December 31, 2018 due primarily to higher lease assets and higher outstanding settlement balances related to security sales. As discussed more fully in Note 21, "New Accounting Pronouncements," in the accompanying consolidated financial statements, the adoption of new accounting guidance resulted in a gross-up of our balance sheet to recognize lease liabilities and corresponding right-of-use assets for operating leases as of January 1, 2019. These increases were partially offset by lower margin requirements related to futures trading.

HSBC USA Inc.

Deposits  The following table summarizes deposit balances by major depositor categories at June 30, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	June 30, 2019	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$102,940	$7,427	7.8%
Domestic and foreign banks	10,683	(1,443)	(11.9)
U.S. government and states and political subdivisions	505	73	16.9
Foreign governments and official institutions	2,833	(41)	(1.4)
Deposits held for sale(1)	—	(10)	(100.0)
Total deposits	$116,961	$6,006	5.4%
Total core deposits(2)	$90,919	$(990)	(1.1)%

(1)	Represents deposits associated with the sale of a portion of our Private Banking business.

(2)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Total deposits increased compared with December 31, 2018 due to an increase in wholesale time deposits driven by new issuances, higher deposits from affiliates and increased retail deposits driven by promotional rates offered on savings accounts and certificates of deposit. These increases were partially offset by lower commercial demand deposits due primarily to the impact of seasonality as clients managed their cash needs at year-end as well as lower deposits in Private Banking reflecting withdrawals from a few large clients. We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2018 due primarily to increases in securities sold under repurchase agreements and federal funds purchased resulting from the management of our short-term funding positions.
Long-Term Debt  Long-term debt was relatively flat compared with December 31, 2018 as fair value movements on fair value option debt and the impact of debt issuances were largely offset by debt retirements. Debt issuances during the three and six months ended June 30, 2019 totaled $1,099 million and $2,928 million, respectively, of which $421 million and $1,613 million, respectively, was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $1,315 million of senior structured notes during the six months ended June 30, 2019. Total long-term debt outstanding under this shelf was $15,060 million and $16,249 million at June 30, 2019 and December 31, 2018, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $613 million during the six months ended June 30, 2019. Total debt outstanding under this program was $4,430 million and $4,493 million at June 30, 2019 and December 31, 2018, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $2,000 million and $2,100 million at June 30, 2019 and December 31, 2018, respectively.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2018 due primarily to higher outstanding settlement balances related to security purchases and higher lease liabilities due to the adoption of new accounting guidance as discussed above.
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
The significant components of net interest margin are summarized in the following table:

		2019 Compared to 2018 Increase (Decrease)
Three Months Ended June 30,	2019	Volume	Rate	2018
	(dollars are in millions)
Interest income:
Short-term investments	$173	$(40)	$56	$157
Trading securities	67	29	(15)	53
Securities	298	15	5	278
Commercial loans	552	35	65	452
Consumer loans	191	—	6	185
Other	20	(7)	5	22
Total interest income	1,301	32	122	1,147
Interest expense:
Deposits	380	6	116	258
Short-term borrowings	68	1	24	43
Long-term debt	306	(4)	27	283
Tax liabilities and other	7	1	(2)	8
Total interest expense	761	4	165	592
Net interest income	$540	$28	$(43)	$555

Yield on total interest earning assets	3.17%			2.91%
Cost of total interest bearing liabilities	2.37			1.87
Interest rate spread	.80			1.04
Benefit from net non-interest paying funds(1)	.52			.37
Net interest margin on average earning assets	1.32%			1.41%

HSBC USA Inc.

		2019 Compared with 2018 Increase (Decrease)
Six Months Ended June 30,	2019	Volume	Rate	2018
	(dollars are in millions)
Interest income:
Short-term investments	$349	$(105)	$139	$315
Trading securities	130	49	(21)	102
Securities	602	23	48	531
Commercial loans	1,074	50	158	866
Consumer loans	385	1	15	369
Other	38	(12)	12	38
Total interest income	2,578	6	351	2,221
Interest expense:
Deposits	713	(9)	242	480
Short-term borrowings	130	8	46	76
Long-term debt	618	(22)	100	540
Tax liabilities and other	15	(3)	—	18
Total interest expense	1,476	(26)	388	1,114
Net interest income	$1,102	$32	$(37)	$1,107

Yield on total interest earning assets	3.19%			2.78%
Cost of total interest bearing liabilities	2.34			1.73
Interest rate spread	.85			1.05
Benefit from net non-interest paying funds(1)	.52			.34
Net interest margin on average earning assets	1.37%			1.39%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.

Net interest income decreased slightly during the three and six months ended June 30, 2019 as the benefit of higher market rates on interest earning assets was more than offset by higher interest expense on interest bearing liabilities, primarily deposits and long-term debt.
Short-term investments Interest income increased during the three and six months ended June 30, 2019 due to higher yields earned on these investments, partially offset by lower average balances.
Trading securities Interest income increased during the three and six months ended June 30, 2019 due to higher average balances reflecting a redeployment of liquidity to trading security positions. The increase in balances was primarily in lower yielding foreign sovereign and U.S. Treasury positions which resulted in a shift in mix and a lower yield overall. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income increased during the three months ended June 30, 2019 due primarily to higher average balances driven by net purchases of U.S. Government agency mortgage-backed, U.S. Treasury and foreign sovereign securities. In the year-to-date period, interest income was higher due to higher yields reflecting higher market rates as well as higher average balances. The increase in balances in the year-to-date period was driven primarily by net purchases of foreign sovereign and U.S. Government agency mortgage-backed securities.
Commercial loans Interest income was higher during the three and six months ended June 30, 2019 due to higher yields driven by rate increases on variable rate products and, to a lesser extent, higher average balances due to loan growth.
Consumer loans Interest income increased during the three and six months ended June 30, 2019 due primarily to higher yields on residential mortgages.
Other Other interest income was relatively flat during the three and six months ended June 30, 2019 as the impact of lower average cash collateral balances was largely offset by higher yields on cash collateral posted.

HSBC USA Inc.

Deposits Interest expense increased during the three and six months ended June 30, 2019 due primarily to higher rates paid reflecting the impact of rate increases on wholesale deposits and promotional rates offered to our retail customers on savings accounts and certificates of deposit. The higher interest expense also reflects a shift in mix as decreases in savings and demand deposits driven by volatility reflecting competitive pricing pressures and the attrition of retail savings balances associated with previous promotional rate campaigns were replaced by more expensive wholesale time deposits and retail certificates of deposit.
Short-term borrowings Higher interest expense during the three and six months ended June 30, 2019 was due to higher rates paid on these borrowings and, to a lesser extent, higher average borrowings. Higher average borrowings in the year-to-date period reflect increases in commercial paper and federal funds purchased, partially offset by a decline in securities sold under repurchase agreements.
Long-term debt Interest expense was higher during the three and six months ended June 30, 2019 due to higher rates paid reflecting the impact of rate increases on variable rate borrowings, partially offset by lower average borrowings.
Tax liabilities and other Interest expense was relatively flat during the three months ended June 30, 2019. In the year-to-date period, interest expense decreased driven by lower average borrowings in securities sold, not yet repurchased.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$30	$(4)	$34	*
Business and corporate banking	13	(27)	40	*
Global banking	(9)	(25)	16	64.0
Other commercial	(6)	—	(6)	*
Total commercial	28	(56)	84	*
Consumer:
Residential mortgages	1	(4)	5	*
Home equity mortgages	(1)	—	(1)	*
Credit cards	19	13	6	46.2
Other consumer	(1)	2	(3)	*
Total consumer	18	11	7	63.6
Total provision for credit losses	$46	$(45)	$91	*
Provision as a percentage of average loans	.3%	(.3)%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$33	$6	$27	*
Business and corporate banking	35	(61)	96	*
Global banking	5	(74)	79	*
Other commercial	(6)	1	(7)	*
Total commercial	67	(128)	195	*
Consumer:
Residential mortgages	—	(14)	14	100.0
Home equity mortgages	—	(1)	1	100.0
Credit cards	35	25	10	40.0
Other consumer	2	2	—	—
Total consumer	37	12	25	*
Total provision for credit losses	$104	$(116)	$220	*
Provision as a percentage of average loans	.3%	(.3)%

*	Percentage change is greater than 100 percent.
Our provision for credit losses increased $91 million and $220 million during the three and six months ended June 30, 2019, respectively, due to a higher provision for credit losses in our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio. During the three and six months ended June 30, 2019, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $30 million and $72 million, respectively.
The provision for credit losses in our commercial loan portfolio increased $84 million and $195 million during the three and six months ended June 30, 2019, respectively, reflecting loss provisions in the current year periods compared with releases in credit loss reserves in the prior year periods. The loss provisions in the current year periods were driven by downgrades reflecting weakness in the financial condition of certain client relationships, loan growth and an update to the loss emergence period factors which were partially offset by a release in credit loss reserves for risk factors associated with fraud as well as releases in credit loss reserves due to paydowns. In the prior year periods, the releases in credit loss reserves reflected improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as we focused efforts on improving returns, including the sale of a single mining client relationship in the second quarter, as well as improvements in credit conditions associated with certain clients at that time. The releases in the prior year periods were partially offset by an update to the loss emergence period factors and, in the year-to-date period, a provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio.
The provision for credit losses in our consumer loan portfolio was higher by $7 million and $25 million during the three and six months ended June 30, 2019, respectively, due to the non-recurrence of releases in credit loss reserves recorded in the prior year periods on residential mortgages as the positive impacts of improvements in economic and credit conditions were more pronounced at that time. Also contributing to the increases were higher provisions for credit losses on credit cards reflecting growth in customer activity driven by new product promotions, including higher dollars of delinquency.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Credit card fees, net	$18	$15	$3	20.0
Trust and investment management fees	31	34	(3)	(8.8)
Other fees and commissions	162	184	(22)	(12.0)
Trading revenue	123	192	(69)	(35.9)
Other securities gains, net	23	10	13	*
Servicing and other fees from HSBC affiliates	88	87	1	1.1
Gain (loss) on instruments designated at fair value and related derivatives	(17)	4	(21)	*
Other income (loss):
Valuation of loans held for sale	—	1	(1)	(100.0)
Residential mortgage banking revenue (expense)	2	(2)	4	*
Insurance	4	3	1	33.3
Miscellaneous income (loss)	2	9	(7)	(77.8)
Total other income (loss)	8	11	(3)	(27.3)
Total other revenues	$436	$537	$(101)	(18.8)%

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(in millions)
Credit card fees, net	$30	$26	$4	15.4%
Trust and investment management fees	61	72	(11)	(15.3)
Other fees and commissions	309	344	(35)	(10.2)
Trading revenue	256	355	(99)	(27.9)
Other securities gains, net	30	15	15	100.0
Servicing and other fees from HSBC affiliates	169	186	(17)	(9.1)
Gain (loss) on instruments designated at fair value and related derivatives	(26)	34	(60)	*
Other income (loss):
Valuation of loans held for sale	—	4	(4)	(100.0)
Residential mortgage banking revenue (expense)	—	(2)	2	100.0
Insurance	6	6	—	—
Miscellaneous income (loss)	(9)	10	(19)	*
Total other income (loss)	(3)	18	(21)	*
Total other revenues	$826	$1,050	$(224)	(21.3)%

*	Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net were higher during the three and six months ended June 30, 2019 due to higher interchange fees, partially offset by higher cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees decreased during the three and six months ended June 30, 2019 due to lower average assets under management driven in part by negative market performance and, to a lesser extent, the impact of the client referral agreement with UBS Wealth Management Americas ("UBS").
Other fees and commissions Other fees and commissions decreased during the three and six months ended June 30, 2019 due to a decline in wire transfer fees, lower loan syndication fees and the non-recurrence of income recorded in the second quarter of 2018 reflecting the recognition of residual income associated with the termination and payoff of an unconsolidated VIE. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

HSBC USA Inc.

Trading revenue  Trading revenue is generated by participation in the foreign exchange, rates, credit, equities and precious metals markets. The following table presents trading revenue by business activity. Not included in the table below is the impact of net interest income associated with trading securities which is an integral part of trading activities' overall performance. Net interest income related to trading activities is recorded in net interest income in the consolidated statement of income. Trading revenue related to the mortgage banking business are included as a component of other income (loss).

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)(2)	$58	$33	$25	75.8%
Foreign Exchange	39	59	(20)	(33.9)
Metals	15	94	(79)	(84.0)
Balance Sheet Management	9	5	4	80.0
Global Banking	—	(3)	3	100.0
Other trading	2	4	(2)	(50.0)
Total trading revenue	$123	$192	$(69)	(35.9)%

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(in millions)
Business Activities:
Derivatives(1)(2)	$86	$59	$27	45.8%
Foreign Exchange	83	117	(34)	(29.1)
Metals	53	166	(113)	(68.1)
Balance Sheet Management	20	13	7	53.8
Global Banking	—	(4)	4	100.0
Other trading	14	4	10	*
Total trading revenue	$256	$355	$(99)	(27.9)%

*	Percentage change is greater than 100 percent.

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

During the first quarter of 2019, one of our unconsolidated VIEs was unwound and our investment in the VIE along with the related derivatives were terminated resulting in a loss of approximately $39 million, reflecting a payment made to the derivative counterparty as a result of the termination. Excluding this item, trading revenue remained lower during the three and six months ended June 30, 2019 driven by a decline in Metals revenue due primarily to a lower redeployment of liquidity to Metals, a decline in interest rates and lower volatility in certain metals, including lower trading activity, as well as a decline in Foreign Exchange revenue reflecting lower volatility in emerging market currencies, primarily Argentina. These decreases were partially offset by higher Derivatives revenue due primarily to emerging markets rate products.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2019, we sold $2,044 million and $4,189 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities compared with sales of $1,623 million and $2,610 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net increased during the three and six months ended June 30, 2019 reflecting the impact of higher sales activity. The gross realized gains and losses from sales of securities, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates was relatively flat during the three months ended June 30, 2019. In the year-to-date period, servicing and other fees from HSBC affiliates decreased due primarily to lower cost reimbursements associated with shared service activities performed on behalf of other HSBC affiliates, including the

HSBC USA Inc.

non-recurrence of approximately $10 million of cost reimbursements recorded in the prior year associated with enhancing the HSBC Group's digital banking platform, as well as lower sales commissions.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, a portion of our securities purchased and sold under resale and repurchase agreements, certain of our own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives was lower during the three and six months ended June 30, 2019 attributable primarily to unfavorable movements related to the economic hedging of interest rate and other risks within our own debt and structured notes. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Beginning January 1, 2019, fair value hedge ineffectiveness is recorded in net interest income. Excluding this item, which resulted in gains of $5 million and $11 million during the three and six months ended June 30, 2018, respectively, other income (loss) was relatively flat during the three months ended June 30, 2019 and remained lower in the year-to-date period as the non-recurrence of a loss of $7 million recorded during the second quarter of 2018 related to a change in the Visa Inc. ("Visa") Class B common share ("Class B Share") conversion rate as a result of the outstanding litigation for which we retained the associated risk as well as higher income associated with bank owned life insurance was largely offset in the three-month period and more than offset in the year-to-date period by higher losses associated with credit default swap protection which largely reflects the hedging of a single client relationship.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$221	$212	$9	4.2%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) ("HTSU")	298	310	(12)	(3.9)
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	23	25	(2)	(8.0)
Fees paid to other HSBC affiliates	90	70	20	28.6
Total support services from HSBC affiliates	411	405	6	1.5
Occupancy expense, net	48	45	3	6.7
Other expenses:
Equipment and software	21	16	5	31.3
Marketing	32	33	(1)	(3.0)
Outside services	12	16	(4)	(25.0)
Professional fees	18	23	(5)	(21.7)
Off-balance sheet credit reserves	1	(13)	14	*
Federal Deposit Insurance Corporation ("FDIC") assessment fees	(3)	29	(32)	*
Expense related to legal matters (excluding attorney's fees)	3	16	(13)	(81.3)
Miscellaneous	10	4	6	*
Total other expenses	94	124	(30)	(24.2)
Total operating expenses	$774	$786	$(12)	(1.5)%
Personnel - average number	4,708	4,757
Efficiency ratio	79.3%	72.0%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$431	$419	$12	2.9%
Support services from HSBC affiliates:
Fees paid to HTSU	575	608	(33)	(5.4)
Fees paid to HMUS	50	56	(6)	(10.7)
Fees paid to other HSBC affiliates	166	152	14	9.2
Total support services from HSBC affiliates	791	816	(25)	(3.1)
Occupancy expense, net	93	88	5	5.7
Other expenses:
Equipment and software	40	27	13	48.1
Marketing	68	61	7	11.5
Outside services	28	32	(4)	(12.5)
Professional fees	29	45	(16)	(35.6)
Off-balance sheet credit reserves	(6)	(15)	9	60.0
FDIC assessment fees	5	62	(57)	(91.9)
Expense related to legal matters (excluding attorney's fees)	3	510	(507)	(99.4)
Miscellaneous	42	23	19	82.6
Total other expenses	209	745	(536)	(71.9)
Total operating expenses	$1,524	$2,068	$(544)	(26.3)%
Personnel - average number	4,715	4,768
Efficiency ratio	79.0%	95.9%

*	Percentage change is greater than 100 percent.
Salaries and employee benefits  Salaries and employee benefits expense increased during the three and six months ended June 30, 2019 due primarily to higher severance costs, higher salaries expense and, in the year-to-date period, higher incentive compensation expense. While continued cost management efforts, including targeted staff reductions to optimize staffing and improve efficiency, resulted in a decline in the average number of personnel, the impact of these reductions on salaries expense was largely offset by the addition of personnel associated with growth initiatives in certain businesses.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates increased slightly during the three months ended June 30, 2019 as lower cost allocations in our technology, risk and compliance support service functions were more than offset by higher allocated severance costs as well as increased costs associated with our business systems. In the year-to-date period, servicing and other fees from HSBC affiliates was lower due to lower cost allocations in our technology, risk and compliance support service functions, partially offset by higher allocated severance costs. A summary of the services received from various HSBC affiliates is included in Note 22, "Related Party Transactions," in our 2018 Form 10-K.
Occupancy expense, net  Prior to 2019, occupancy expense was impacted by the amortization of the deferred gain associated with the sale and leaseback of our 452 Fifth Avenue property, which resulted in the recognition of gains of $2 million and $4 million during the three and six months ended June 30, 2018, respectively. In January 2019, we adopted new accounting guidance which resulted in a cumulative effect adjustment to recognize the previously deferred gain in retained earnings on January 1, 2019. Excluding this item, occupancy expense was relatively flat during the three and six months ended June 30, 2019.
Other expenses  Other expenses were lower during the three and six months ended June 30, 2019 due primarily to higher legal expense recorded in the prior year periods related to a mortgage securitization matter that was settled in October 2018, lower deposit insurance assessment fees due to removal of the temporary surcharge in December 2018 and a lower assessment rate as well as lower professional fees. For additional discussion of the mortgage securitization legal matter, see Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K. These decreases were partially offset by lower releases of off-balance sheet credit reserves, lower levels of expense capitalization related to internally developed software, higher capitalized software amortization expense and, in the year-to-date period, higher losses associated with card fraud and higher marketing expense.
Efficiency ratio  Our efficiency ratio increased modestly during the three months ended June 30, 2019 due primarily to lower other revenues as discussed in detail above. In the year-to-date period, our efficiency ratio improved due primarily to lower operating expenses, partially offset by lower other revenues as discussed in detail above.

HSBC USA Inc.

Income tax expense The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income (loss) and the statutory U.S. Federal income tax rate:

Three Months Ended June 30,	2019		2018
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$33	21.0%	$74	21.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	7	4.5	13	3.7
Non-deductible FDIC assessment fees	—	—	7	2.0
Other non-deductible / non-taxable items(1)	—	—	5	1.4
Items affecting prior periods(2)	—	—	(17)	(4.8)
Low income housing and other tax credit investments	(3)	(1.9)	(1)	(.3)
Other	(2)	(1.2)	1.4
Provision for income taxes	$35	22.4%	$82	23.4%

Six Months Ended June 30,	2019		2018
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$63	21.0%	$43	21.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	12	4.0	25	12.2
Non-deductible FDIC assessment fees	2.7		19	9.3
Other non-deductible / non-taxable items(1)	—	—	105	51.2
Items affecting prior periods(2)	—	—	(17)	(8.3)
Low income housing and other tax credit investments	(6)	(2.0)	(2)	(1.0)
Other	(1)	(.4)	1.5
Provision for income taxes	$70	23.3%	$174	84.9%

(1)	For 2018, the amounts primarily relate to the accrual of non-deductible expense related to legal matters.

(2)	For 2018, the amounts primarily relate to revaluation of certain deferred tax assets due to tax return adjustments and the Federal tax rate legislation change.
The Tax Cuts and Jobs Act ("Tax Legislation"), which was enacted in 2017, contains certain complex provisions such as the Base Erosion and Anti-Abuse Tax ("BEAT"), which may have a material impact in future periods on income tax expense and taxes payable for the HSBC North America consolidated tax group, of which we are a member. In December 2018, the Internal Revenue Service and the Treasury Department issued proposed regulations (the "Proposed Regulations") related to the BEAT, which provided guidance and clarified some of the key aspects of this tax which were not addressed in the Tax Legislation. Based on our current interpretation of the Tax Legislation and the Proposed Regulations, the HSBC North America consolidated tax group has not recorded a liability for the BEAT as of June 30, 2019. We continue to evaluate the BEAT provisions, including the Proposed Regulations and their potential impact, which remains uncertain and will depend upon the issuance of final treasury regulations, actions HSBC North America or its affiliates may take as a result of the Tax Legislation and the future earnings of HUSI and other subsidiaries of HSBC North America. Although our analysis is ongoing and could change depending upon the factors discussed above, we currently do not anticipate a material impact on HUSI's financial position or results of operations from the BEAT.

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
Retail Banking and Wealth Management  The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$217	$225	$(8)	(3.6)%
Other operating income	74	71	3	4.2
Total operating income(1)	291	296	(5)	(1.7)
Expected credit losses	12	3	9	*
Net operating income	279	293	(14)	(4.8)
Operating expenses	305	341	(36)	(10.6)
Loss before tax	$(26)	$(48)	$22	45.8%

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$438	$441	$(3)	(.7)%
Other operating income	139	164	(25)	(15.2)
Total operating income(1)	577	605	(28)	(4.6)
Expected credit losses	33	6	27	*
Net operating income	544	599	(55)	(9.2)
Operating expenses	616	666	(50)	(7.5)
Loss before tax	$(72)	$(67)	$(5)	(7.5)%

*	Percentage change is greater than 100 percent.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of our RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$168	$171	$(3)	(1.8)%
Mortgages, credit cards and other personal lending	63	58	5	8.6
Wealth and asset management products	24	28	(4)	(14.3)
Retail business banking and other(2)	36	39	(3)	(7.7)
Total operating income	$291	$296	$(5)	(1.7)%

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$341	$343	$(2)	(.6)%
Mortgages, credit cards and other personal lending	115	116	(1)	(.9)
Wealth and asset management products	47	59	(12)	(20.3)
Retail business banking and other(2)	74	87	(13)	(14.9)
Total operating income	$577	$605	$(28)	(4.6)%

(2)	Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates.
Our RBWM segment reported a lower loss before tax during the three months ended June 30, 2019 due primarily to lower operating expenses, partially offset by lower net interest income and higher expected credit losses. In the year-to-date period, our RBWM segment reported a higher loss before tax due primarily to higher expected credit losses and lower other operating income, partially offset by lower operating expenses.
Net interest income decreased during the three and six months ended June 30, 2019 due to lower net interest income from lending driven by lower spreads from mortgages and cards. This decrease was partially offset in the year-to-date period by higher net interest income from deposits driven by improved spreads.
Other operating income increased slightly during the three months ended June 30, 2019 as the non-recurrence of a loss of $7 million recorded during the second quarter of 2018 related to a change in the Visa Class B Share conversion rate as a result of the outstanding litigation for which we retained the associated risk was partially offset by lower asset management fees due to lower average assets under management driven in part by negative market performance as well as lower cost reimbursements associated with shared service activities performed on behalf of other HSBC affiliates. In the year-to-date period, other operating income decreased as the non-recurrence of the loss related to Visa was more than offset by the factors described above, including the non-recurrence of approximately $10 million of cost reimbursements recorded in the prior year period associated with enhancing the HSBC Group's digital banking platform.
Expected credit losses were higher during the three and six months ended June 30, 2019 due primarily to higher expected credit losses in credit cards reflecting growth in customer activity driven by new product promotions as well as higher expected credit losses in residential mortgages as the positive impacts of improvements in economic and credit conditions were more pronounced in the prior year periods.
Operating expenses decreased during the three and six months ended June 30, 2019 due to the non-recurrence of operational losses recorded in the prior year associated with certain mortgage servicing advances as well as lower deposit insurance assessment fees due to removal of the temporary surcharge in December 2018 and a lower assessment rate, lower cost allocations from affiliates in our risk and compliance support service functions and, in the year-to-date period, lower legal costs. These decreases were partially offset in the year-to-date period by higher losses associated with card fraud and higher marketing expense.

HSBC USA Inc.

Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$202	$195	$7	3.6%
Other operating income	55	58	(3)	(5.2)
Total operating income(1)	257	253	4	1.6
Expected credit losses	9	(36)	45	*
Net operating income	248	289	(41)	(14.2)
Operating expenses	142	139	3	2.2
Profit before tax	$106	$150	$(44)	(29.3)%

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$403	$381	$22	5.8%
Other operating income	113	113	—	—
Total operating income(1)	516	494	22	4.5
Expected credit losses	15	(46)	61	*
Net operating income	501	540	(39)	(7.2)
Operating expenses	280	290	(10)	(3.4)
Profit before tax	$221	$250	$(29)	(11.6)%

*	Percentage change is greater than 100 percent.

(1)	The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$108	$109	$(1)	(.9)%
Global Liquidity and Cash Management, current accounts and savings deposits	112	116	(4)	(3.4)
Global Trade and Receivables Finance	13	12	1	8.3
Investment banking products and other	24	16	8	50.0
Total operating income	$257	$253	$4	1.6%

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$218	$217	$1.5%
Global Liquidity and Cash Management, current accounts and savings deposits	228	225	3	1.3
Global Trade and Receivables Finance	25	24	1	4.2
Investment banking products and other	45	28	17	60.7
Total operating income	$516	$494	$22	4.5%
Our CMB segment reported a lower profit before tax during the three and six months ended June 30, 2019 due primarily to higher expected credit losses, partially offset by higher net interest income and, in the year-to-date period, lower operating expenses.
Net interest income increased during the three and six months ended June 30, 2019 due to the favorable impact of higher loan balances as we continued to apply a disciplined lending approach to grow the business.
Other operating income decreased slightly during the three months ended June 30, 2019 and was flat in the year-to-date period. The decrease in the three-month period was driven by lower loan syndication fees.
Expected credit losses were higher during the three and six months ended June 30, 2019 due to releases in credit loss reserves in the prior year periods driven by paydowns, sales and maturities as well as improvements in credit conditions associated with certain

HSBC USA Inc.

clients at that time compared with higher loss estimates in the current year periods for downgrades reflecting weakness in the financial condition of certain client relationships and loan growth.
Operating expenses increased slightly during the three months ended June 30, 2019 and were lower in the year-to-date period as higher staff costs were partially offset in the three-month period and more than offset in the year-to-date period by lower cost allocations from affiliates in our technology, risk and compliance support service functions and lower deposit insurance assessment fees due to removal of the temporary surcharge in December 2018 and a lower assessment rate.
Global Banking and Markets  The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$136	$151	$(15)	(9.9)%
Other operating income	170	252	(82)	(32.5)
Total operating income(1)	306	403	(97)	(24.1)
Expected credit losses	2	(143)	145	*
Net operating income	304	546	(242)	(44.3)
Operating expenses	210	209	1.5
Profit before tax	$94	$337	$(243)	(72.1)%

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$287	$300	$(13)	(4.3)%
Other operating income	345	449	(104)	(23.2)
Total operating income(1)	632	749	(117)	(15.6)
Expected credit losses	(15)	(157)	142	90.4
Net operating income	647	906	(259)	(28.6)
Operating expenses	416	425	(9)	(2.1)
Profit before tax	$231	$481	$(250)	(52.0)%

*	Percentage change is greater than 100 percent.

HSBC USA Inc.

(1)
The following table summarizes the impact of key activities on the total operating income of our GB&M segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Credit	$6	$14	$(8)	(57.1)%
Rates	14	26	(12)	(46.2)
Foreign Exchange and Metals	35	93	(58)	(62.4)
Equities	10	4	6	*
Total Global Markets	65	137	(72)	(52.6)
Global Banking	98	127	(29)	(22.8)
Global Liquidity and Cash Management	121	128	(7)	(5.5)
Securities Services	15	9	6	66.7
Global Trade and Receivables Finance	12	15	(3)	(20.0)
Credit and funding valuation adjustments	3	(11)	14	*
Other(2)	(8)	(2)	(6)	*
Total operating income	$306	$403	$(97)	(24.1)%

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Credit	$15	$26	$(11)	(42.3)%
Rates	34	32	2	6.3
Foreign Exchange and Metals	100	177	(77)	(43.5)
Equities	13	16	(3)	(18.8)
Total Global Markets	162	251	(89)	(35.5)
Global Banking	171	216	(45)	(20.8)
Global Liquidity and Cash Management	247	261	(14)	(5.4)
Securities Services	31	26	5	19.2
Global Trade and Receivables Finance	27	29	(2)	(6.9)
Credit and funding valuation adjustments	16	(7)	23	*
Other(2)	(22)	(27)	5	18.5
Total operating income	$632	$749	$(117)	(15.6)%

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

Our GB&M segment reported a lower profit before tax during the three and six months ended June 30, 2019 due primarily to lower releases in expected credit losses, lower other operating income and lower net interest income.
Credit revenue decreased during the three and six months ended June 30, 2019 due to lower revenue from collateralized financing related activity.
Rates revenue decreased during the three months ended June 30, 2019 due to lower revenue from structured rates, partially offset by higher revenue from emerging markets rate products. In the year-to-date period, revenue from Rates increased due to higher revenue from emerging markets rate products.
Foreign Exchange and Metals revenue decreased sharply during the three and six months ended June 30, 2019 due primarily to a decline in interest rates and lower volatility in emerging market currencies, primarily Argentina, and certain metals, including lower trading activity in Metals, which resulted in lower revenue compared to the prior year periods. Also contributing to the decrease was a lower redeployment of liquidity to Metals.
Equities revenue increased during the three months ended June 30, 2019 and decreased in the year-to-date period as client activity in structured equity derivatives improved in the three-month period, but was weaker in the year-to-date period.
Global Banking revenue decreased during the three and six months ended June 30, 2019 due to higher losses associated with credit default swap protection which largely reflects the hedging of a single client exposure, lower net interest income from spread compression and lower fees, including lower loan syndication fees in the year-to-date period.

HSBC USA Inc.

Global Liquidity and Cash Management revenue decreased during the three and six months ended June 30, 2019 due to lower clearing fees, lower compliance fees and an unfavorable shift in product mix. These decreases were partially offset by higher net interest income due to the favorable impact of higher short-term market rates and, in the three-month period, the impact of a reporting change for cost reimbursements associated with activities performed on behalf of other HSBC affiliates that began in the second quarter of 2018 as discussed below.
Securities Services revenue was higher during the three and six months ended June 30, 2019 due to higher revenue from additional direct custody and clearing client activity, higher deposit balances and, in the three-month period, the impact of a reporting change for cost reimbursements associated with activities performed on behalf of other HSBC affiliates that began in the second quarter of 2018 as discussed below.
Global Trade and Receivables Finance revenue was lower during the three and six months ended June 30, 2019 due to lower fees on standby letters of credit.
Credit and funding valuation adjustments improved during the three and six months ended June 30, 2019 attributable primarily to movements in our own credit spreads within our derivative liability balances.
Other revenue decreased during the three months ended June 30, 2019 as lower excess liquidity charges were more than offset by the impact of a reporting change for cost reimbursements associated with activities performed on behalf of other HSBC affiliates that began in the second quarter of 2018. During the second quarter of 2018, a year-to-date reclassification was recorded that resulted in $16 million of cost reimbursements being reported in Other that previously would have been reported in Global Liquidity and Cash Management and Securities Services above. In the year-to-date period, other revenue increased due to lower excess liquidity charges.
Expected credit losses during the three and six months ended June 30, 2019 reflected higher releases in credit loss reserves in the prior year periods due to improvements in credit conditions associated with certain client relationships, including the upgrade of a single oil and gas industry client, as well as improvements in the credit quality of our portfolio driven by paydowns, sales and maturities, including the sale of a single mining client relationship. In addition, releases in credit loss reserves in the current year periods were more than offset in the three-month period and partially offset in the year-to-date period by higher loss estimates for downgrades reflecting weakness in the financial condition of certain client relationships and loan growth.
Operating expenses were relatively flat during the three months ended June 30, 2019 and were lower in the year-to-date period as lower deposit insurance assessment fees due to removal of the temporary surcharge in December 2018 and a lower assessment rate was more than offset in the three-month period and partially offset in the year-to-date period by higher staff costs and higher support service cost allocations from affiliates.
Private Banking  The following table summarizes the Group Reporting Basis results for our PB segment:

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$37	$43	$(6)	(14.0)%
Other operating income	17	16	1	6.3
Total operating income	54	59	(5)	(8.5)
Expected credit losses	2	—	2	*
Net operating income	52	59	(7)	(11.9)
Operating expenses	56	61	(5)	(8.2)
Profit (loss) before tax	$(4)	$(2)	$(2)	(100.0)%

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$74	$90	$(16)	(17.8)%
Other operating income	33	36	(3)	(8.3)
Total operating income	107	126	(19)	(15.1)
Expected credit losses	1	(3)	4	*
Net operating income	106	129	(23)	(17.8)
Operating expenses	109	122	(13)	(10.7)
Profit (loss) before tax	$(3)	$7	$(10)	*

HSBC USA Inc.

*	Percentage change is greater than 100 percent.
In August 2017, our PB business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS for a period of two years. Under the terms of the agreement, we facilitate the referral of these client relationships to UBS for a fee, including the transfer of client assets, consisting of client investments and deposits, as well as the transfer of the relationship managers and client service employees that support these clients. Loans associated with these client relationships were not included in the agreement. Total operating income associated with these client relationships was approximately $1 million during both the three and six months ended June 30, 2019 compared with $4 million and $12 million during the three and six months ended June 30, 2018, respectively.
The following table provides information regarding PB client assets during the six months ended June 30, 2019 and 2018:

Six Months Ended June 30,	2019	2018
	(in millions)
Client assets at beginning of period	$36,017	$39,089
Net new money (outflows)	(286)	442
Client transfers to UBS	(25)	(1,116)
Value change	2,316	(42)
Client assets at end of period	$38,022	$38,373
Our PB segment reported a higher loss before tax during the three months ended June 30, 2019 due primarily to lower net interest income and higher expected credit losses, partially offset by lower operating expenses. In the year-to-date period, our PB segment reported a loss before tax during the six months ended June 30, 2019 compared with a profit before tax during the prior year period due to lower net interest income, higher expected credit losses and lower other operating income, partially offset by lower operating expenses.
Net interest income decreased during the three and six months ended June 30, 2019 reflecting the impact of lower deposit balances due primarily to the impact of the client referral agreement with UBS.
Other operating income was relatively flat during the three months ended June 30, 2019 and was lower in the year-to-date period as lower fees and commissions reflecting a decline in assets under management was more than offset in the three-month period and partially offset in the year-to-date period by the non-recurrence of a $3 million loss recorded during the second quarter of 2018 as a result of a decline in the estimated fair value of the contingent consideration receivable associated with the sale discussed above.
Expected credit losses increased during the three and six months ended June 30, 2019 due to higher loss estimates in the mortgage portfolio.
Operating expenses decreased during the three and six months ended June 30, 2019 due primarily to lower deposit insurance assessment fees due to removal of the temporary surcharge in December 2018 and a lower assessment rate.

HSBC USA Inc.

Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$18	$18	$—	—%
Other operating income	49	72	(23)	(31.9)
Total operating income(1)	67	90	(23)	(25.6)
Expected credit losses	—	1	(1)	(100.0)
Net operating income	67	89	(22)	(24.7)
Operating expenses	48	54	(6)	(11.1)
Profit (loss) before tax	$19	$35	$(16)	(45.7)%

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$32	$33	$(1)	(3.0)%
Other operating income	73	155	(82)	(52.9)
Total operating income(1)	105	188	(83)	(44.1)
Expected credit losses	1	4	(3)	(75.0)
Net operating income	104	184	(80)	(43.5)
Operating expenses	88	586	(498)	(85.0)
Profit (loss) before tax	$16	$(402)	$418	*

*	Percentage change is greater than 100 percent.

(1)	The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$72	$78	$(6)	(7.7)%
Legacy structured credit products	(5)	1	(6)	*
Other	—	11	(11)	(100.0)
Total operating income	$67	$90	$(23)	(25.6)%

			Increase (Decrease)
Six Months Ended June 30,	2019	2018	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$141	$146	$(5)	(3.4)%
Legacy structured credit products	(36)	18	(54)	*
Other	—	24	(24)	(100.0)
Total operating income	$105	$188	$(83)	(44.1)%

(2)
Balance Sheet Management includes gains on the sale of securities of $23 million and $30 million in the three and six months ended June 30, 2019, respectively, compared with $10 million and $15 million in the three and six months ended June 30, 2018, respectively.

Our CC segment reported a lower profit before tax during the three months ended June 30, 2019 due primarily to lower other operating income, partially offset by lower operating expenses. In the year-to-date period, our CC segment reported a profit before tax during the six months ended June 30, 2019 compared with a loss before tax in the prior year period due primarily to lower operating expenses, partially offset by lower other operating income. Lower operating expenses in both the three-month and year-to-date periods were driven by expense recorded in the prior year periods related to a mortgage securitization legal matter that was settled in October 2018.
Net interest income was flat during the three and six months ended June 30, 2019 as lower net interest income in Balance Sheet Management was offset by improved net interest income from legacy structured credit products and the impact of the liquidity framework we adopted in preparation for the planned implementation of the Net Stable Funding Ratio ("NSFR") which provides

HSBC USA Inc.

a temporary cap on the net liquidity charge to GB&M until the NSFR becomes effective. Lower liquidity charges in GB&M resulted in lower excess liquidity charges being retained in the CC compared with the prior year periods. See "Risk Management" in this MD&A for additional discussion of the NSFR.
Other operating income decreased during the three and six months ended June 30, 2019 due primarily to unfavorable movements related to the economic hedging of interest rate risk within our own debt, unfavorable valuation adjustments on legacy structured credit products and, in the year-to-date period, a loss of approximately $39 million recorded during the first quarter of 2019 related to the unwind of one of our unconsolidated VIEs. These decreases were partially offset by higher gains on asset sales in Balance Sheet Management.
Expected credit losses were lower during the three and six months ended June 30, 2019 due to higher loss estimates on certain financial assets in the prior year periods.
Operating expenses were lower during the three and six months ended June 30, 2019 due primarily to higher legal expense recorded in the prior year periods related to a mortgage securitization matter as discussed above. The decrease in operating expenses also reflects lower cost allocations in our support service functions which was partially offset by higher allocated severance costs and lower levels of expense capitalization related to internally developed software.
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

HSBC USA Inc.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2018 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2018 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2019.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	June 30, 2019	March 31, 2019	December 31, 2018
	(dollars are in millions)
Allowance for credit losses	$613	$583	$541
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.05%	1.02%	.97%
Affiliates	—	—	—
Total commercial	.98	.96	.93
Consumer:
Residential mortgages	.06	.06	.07
Home equity mortgages	.77	.85	.71
Credit cards	6.29	6.06	5.69
Other consumer	1.84	2.52	1.98
Total consumer	.48	.45	.42
Total	.85%	.82%	.78%
Net charge-offs:(2)
Commercial(3)	4,325%	6,188%	1,117%
Consumer	181	154	319
Total	958%	897%	807%
Nonperforming loans:(1)(4)
Commercial	344%	375%	318%
Consumer	21	21	20
Total	104%	107%	97%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios at June 30, 2019 and March 31, 2019 reflect year-to-date net charge-offs, annualized. Ratios at December 31, 2018 reflect full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the year-to-date periods ended June 30, 2019 and March 31, 2019 and year ended December 31, 2018 was 519 months, 743 months and 134 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and six months ended June 30, 2019 and 2018.
The allowance for credit losses at June 30, 2019 increased $30 million or 5 percent as compared with March 31, 2019 and increased $72 million or 13 percent as compared with December 31, 2018 due to higher loss estimates in our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio.
Our commercial allowance for credit losses at June 30, 2019 increased $24 million or 5 percent as compared with March 31, 2019 and increased $61 million or 13 percent as compared with December 31, 2018 due to downgrades reflecting weakness in the financial condition of certain client relationships and loan growth, partially offset by a release in credit loss reserves for risk factors associated with fraud as well as releases in credit loss reserves due to paydowns.
Our consumer allowance for credit losses at June 30, 2019 increased $6 million or 7 percent as compared with March 31, 2019 and increased $11 million or 13 percent as compared with December 31, 2018 due primarily to a higher allowance for credit losses in credit cards reflecting growth in customer activity driven by new product promotions, including higher dollars of delinquency.
The allowance for credit losses as a percentage of total loans held for investment at June 30, 2019 increased as compared with both March 31, 2019 and December 31, 2018 as the increase in our allowance for credit losses for the reasons discussed above outpaced the increase in total loans held for investment.

HSBC USA Inc.

The allowance for credit losses as a percentage of net charge-offs at June 30, 2019 increased as compared with both March 31, 2019 and December 31, 2018 due to an increase in our allowance for credit losses for the reasons discussed above and, as compared with December 31, 2018, a decrease in dollars of net charge-offs driven by lower charge-offs in our commercial loan portfolio, partially offset by higher charge-offs in our consumer loan portfolio.
The allowance for credit losses as a percentage of nonperforming loans held for investment at June 30, 2019 was relatively flat as compared with March 31, 2019 as the increase in our allowance for credit losses for the reasons discussed above was largely offset by an increase in nonperforming loans. As compared with December 31, 2018, the allowance for credit losses as a percentage of nonperforming loans held for investment increased as the increase in our allowance for credit losses for the reasons discussed above outpaced an increase in nonperforming loans driven by higher nonperforming loans in our residential mortgage loan portfolio.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	June 30, 2019		March 31, 2019		December 31, 2018
	(dollars are in millions)
Commercial(1)	$519	72.8%	$495	72.4%	$458	71.5%
Consumer:
Residential mortgages	11	24.0	10	24.5	13	25.2
Home equity mortgages	7	1.3	8	1.3	7	1.4
Credit cards	71	1.6	63	1.5	58	1.5
Other consumer	5.3		7.3		5.4
Total consumer	94	27.2	88	27.6	83	28.5
Total	$613	100.0%	$583	100.0%	$541	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	June 30, 2019	March 31, 2019	December 31, 2018
	(in millions)
Off-balance sheet credit risk reserve	$90	$89	$96
Off-balance sheet reserves were relatively flat at June 30, 2019 as compared with March 31, 2019. As compared with December 31, 2018, off-balance sheet reserves decreased reflecting lower outstanding exposure. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	June 30, 2019	March 31, 2019	December 31, 2018
	(dollars are in millions)
Delinquent loans:
Commercial	$22	$37	$60
Consumer:
Residential mortgages(1)(2)	319	356	347
Home equity mortgages(1)(2)	27	29	30
Credit cards	25	22	20
Other consumer	6	7	8
Total consumer	377	414	405
Total	$399	$451	$465
Delinquency ratio:
Commercial	.04%	.07%	.12%
Consumer:
Residential mortgages(1)(2)	1.83	2.05	1.99
Home equity mortgages(1)(2)	2.96	3.08	3.05
Credit cards	2.21	2.12	1.96
Other consumer	2.21	2.52	2.62
Total consumer	1.91	2.11	2.05
Total	.55%	.63%	.67%

(1)
At June 30, 2019, March 31, 2019 and December 31, 2018, consumer mortgage loan delinquency includes $239 million, $223 million and $254 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $1 million, $1 million and $1 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	June 30, 2019	March 31, 2019	December 31, 2018
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$14	$34	$9
ARM loans	121	129	114
Delinquency ratio:
Interest-only loans	.43%	1.03%	.28%
ARM loans	.99	1.06	.94
Compared with March 31, 2019 and December 31, 2018, our two-months-and-over contractual delinquency ratio decreased 8 basis points and 12 basis points, respectively, due to lower dollars of delinquency in both our commercial and consumer loan portfolios.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 3 basis points and 8 basis points compared with March 31, 2019 and December 31, 2018, respectively, due to improved collections as well as higher outstanding loan balances.
Compared with March 31, 2019 and December 31, 2018, our consumer loan two-months-and-over contractual delinquency ratio decreased 20 basis points and 14 basis points, respectively, due primarily to lower dollars of residential mortgage delinquency reflecting the resolution of temporary customer payment interruptions associated with the transfer of servicing in December 2018 which resulted in higher levels of reported residential mortgage delinquency in the prior periods and, as compared with March 31, 2019, the collection of certain Private Banking customers which became 60 days delinquent in the first quarter. These decreases were partially offset by higher dollars of credit card delinquency reflecting growth in customer activity driven by new product promotions.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	June 30, 2019	March 31, 2019	June 30, 2018
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Business and corporate banking	$1	$2	$(16)
Global banking	3	—	32
Total commercial	4	2	16
Consumer:
Residential mortgages	—	2	(1)
Home equity mortgages	—	—	1
Credit cards	11	11	6
Other consumer	1	1	1
Total consumer	12	14	7
Total	$16	$16	$23
Net Charge-off Ratio:
Commercial:
Business and corporate banking	.03%	.06%	(.51)%
Global banking	.06	—	.65
Total commercial	.03	.02	.13
Consumer:
Residential mortgages	—	.05	(.02)
Home equity mortgages	—	—	.36
Credit cards	4.06	4.41	2.97
Other consumer	1.53	1.78	1.18
Total consumer	.24	.29	.14
Total	.09%	.09%	.14%
Our net charge-off ratio as a percentage of average loans for the quarter ended June 30, 2019 was flat compared with the quarter ended March 31, 2019 as slightly higher levels of net charge-offs in our commercial loan portfolio were offset by slightly lower levels of net charge-offs in our consumer loan portfolio.
Compared with the quarter ended June 30, 2018, our net charge-off ratio as a percentage of average loans decreased 5 basis points due to lower levels of net charge-offs in our commercial loan portfolio associated with loan sales and managed reductions in certain exposures, including the non-recurrence of the sale of a single mining client relationship in the prior year, as well as higher average commercial loan balances. These decreases were partially offset by higher levels of net charge-offs in our consumer loan portfolio due to higher charge-offs in credit cards reflecting growth in customer activity driven by new product promotions.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	June 30, 2019	March 31, 2019	December 31, 2018
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$7	$5	$7
Business and corporate banking	90	78	70
Global banking	53	48	65
Other commercial	—	—	1
Commercial nonaccrual loans held for sale	22	—	—
Total commercial	172	131	143
Consumer:
Residential mortgages(1)(2)(3)	370	344	341
Home equity mortgages(1)(2)	48	50	55
Consumer nonaccrual loans held for sale	1	1	1
Total consumer	419	395	397
Total nonaccruing loans	591	526	540
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	1
Total commercial	1	1	1
Consumer:
Credit cards	18	15	14
Other consumer	4	5	6
Total consumer	22	20	20
Total accruing loans contractually past due 90 days or more	23	21	21
Total nonperforming loans	614	547	561
Other real estate owned(4)	13	12	12
Total nonperforming assets	$627	$559	$573

(1)
At June 30, 2019, March 31, 2019 and December 31, 2018, nonaccrual consumer mortgage loans held for investment include $267 million, $262 million and $289 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes $1 million or less of commercial other real estate owned at June 30, 2019, March 31, 2019 and December 31, 2018.
Nonaccrual loans increased compared with both March 31, 2019 and December 31, 2018 due to higher levels of nonaccrual loans in both our commercial and consumer loan portfolios. The increase in commercial nonaccrual loans was driven by downgrades, including the downgrade of two global banking loans which were subsequently transferred to held for sale during the second quarter, partially offset by paydowns. Consumer nonaccrual loans increased reflecting certain Private Banking residential mortgage customers which became 90 days past due during the second quarter. Accruing loans past due 90 days or more increased slightly compared with both March 31, 2019 and December 31, 2018 due to an increase in credit cards reflecting growth in customer activity driven by new product promotions.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2018 Form 10-K.
Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans as well as certain other commercial credit quality indicators. Commercial impaired loans decreased compared with both March 31, 2019 and December 31, 2018 due to paydowns, including a large accruing TDR Loan in global banking in the first quarter.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at June 30, 2019 and December 31, 2018. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2019	December 31, 2018
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,254	$3,208
ARM loans(1)	12,228	12,096

(1)	During the remainder of 2019 and during 2020, approximately $218 million and $694 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $40 million and $65 million at June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019	December 31, 2018
	(in millions)
Closed end:
First lien	$17,421	$17,383
Second lien	38	40
Revolving(1)	873	942
Total	$18,332	$18,365

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at June 30, 2019 and December 31, 2018 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
June 30, 2019
New York State	30.3%	31.5%
California	20.2	44.0
North Central United States	3.4	1.9
North Eastern United States, excluding New York State	6.8	7.7
Southern United States	31.0	10.3
Western United States, excluding California	8.3	4.6
Total	100.0%	100.0%
December 31, 2018
New York State	32.1%	31.8%
California	21.5	43.5
North Central United States	3.0	2.0
North Eastern United States, excluding New York State	6.4	7.8
Southern United States	28.9	10.4
Western United States, excluding California	8.1	4.5
Total	100.0%	100.0%

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

	June 30, 2019	December 31, 2018
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$33,993	$30,643
Less: collateral held against exposure	7,076	5,251
Net credit risk exposure	$26,917	$25,392

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
Interest Bearing Deposits with Banks totaled $11,736 million and $15,700 million at June 30, 2019 and December 31, 2018, respectively, of which $10,773 million and $14,376 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus

HSBC USA Inc.

interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $5,289 million and $10,168 million at June 30, 2019 and December 31, 2018, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $26,562 million and $17,041 million at June 30, 2019 and December 31, 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $51,181 million and $46,049 million at June 30, 2019 and December 31, 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $8,649 million and $4,180 million at June 30, 2019 and December 31, 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $116,961 million and $110,955 million at June 30, 2019 and December 31, 2018, respectively, which included $90,919 million and $91,909 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $30,849 million at June 30, 2019 from $30,628 million at December 31, 2018. The following table presents the maturities of long-term debt at June 30, 2019:

(in millions)
2019	$3,854
2020	7,106
2021	5,836
2022	1,840
2023	1,178
Thereafter	11,035
Total	$30,849
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2019 and 2018:

Six Months Ended June 30,	2019	2018
	(in millions)
Long-term debt issued	$2,928	$2,678
Long-term debt repaid	(4,294)	(5,220)
Net long-term debt repaid	$(1,366)	$(2,542)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the six months ended June 30, 2019.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. During the first quarter of 2019, due to an anticipated decrease in utilization of the shelf registration statement, the Board of Directors approved a reduction in the amount we are authorized to issue from $36,000 million at December 31, 2018 to $30,000 million, of which $14,940 million was available at June 30, 2019. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $13,435 million was available at June 30, 2019. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2019, long-term debt included $2,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $15,657 million.
Preferred Equity  See Note 17, "Preferred Stock," in our 2018 Form 10-K for information regarding all outstanding preferred share issues.

HSBC USA Inc.

Common Equity  During the six months ended June 30, 2019, HSBC USA received a common stock return of capital of $2.4 billion from its subsidiary, HSBC Bank USA, and paid a distribution on its common stock of $2.4 billion from surplus capital to its parent, HSBC North America.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	12.4%	13.6%
Tier 1 capital to risk-weighted assets	13.4	14.6
Total capital to risk-weighted assets	16.1	17.2
Tier 1 leverage ratio(1)	9.6	11.0
Supplementary leverage ratio(2)	6.8	7.6

(1)	Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

(2)	Total leverage exposure, the SLR denominator, includes adjusted quarterly average assets plus certain off-balance sheet exposures.
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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). Under the Basel III rule, there are two methods available to calculate risk-weighted assets, the generally-applicable Standardized Approach and the Advanced Approaches, which are required in addition to the Standardized Approach for large banking organizations that meet certain thresholds. As previously disclosed, in accordance with FRB rules, HSBC North America and HSBC Bank USA received regulatory approval to opt out of the Advanced Approaches for credit risk and are calculating their risk-based capital requirements for credit risk solely under the Standardized Approach. HSBC Bank USA submits an annual statement to the OCC to maintain this opt out. For additional discussion of the Basel III final rule requirements, including required minimum capital ratios, as well as a discussion of recent regulatory developments and their expected impact see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2018 Form 10-K. We continue to review the composition of our capital structure and capital buffers in light of these developments.
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
HSBC North America submitted its latest CCAR capital plan and both HSBC North America and HSBC Bank USA submitted their latest annual company-run DFAST results in April 2019. In July 2019, HSBC North America and HSBC Bank USA publicly disclosed their latest annual DFAST results. In June 2019, the FRB publicly disclosed its own DFAST and CCAR results and informed HSBC North America that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2019 CCAR submission. Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC

HSBC USA Inc.

North America or HSBC Bank USA. Capital planning and stress testing for HSBC North America or HSBC Bank USA may impact our future capital and liquidity.
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
Other Regulatory Developments In April 2019, the FRB and the other federal banking agencies jointly proposed rules to implement the Relief Act that would tailor the application of the enhanced prudential standards to U.S. operations of foreign banking organizations ("FBOs") to implement the Relief Act amendments (the "Tailoring Proposals"). The proposed rules would assign each FBO with $50 billion or more in total U.S. assets, taking into account their combined U.S. operations, to one of four categories based on its size and four risk-based indicators.
In connection with the release of the proposed rules, FRB staff indicated which firms likely would fall into each of the four categories based on data for the third quarter of 2018. According to the FRB staff’s projections, HSBC and HSBC North America would be subject to the Category III standards under the proposed rules. If the Tailoring Proposals were finalized as proposed and HSBC North America became subject to Category III standards, HSBC North America would (i) remain subject to the generally applicable Standardized Approach capital requirements and the SLR; (ii) become eligible to opt-out of the requirement to recognize most elements of accumulated other comprehensive income in regulatory capital (iii) remain subject to annual supervisory stress testing and capital plan requirements as part of the annual CCAR exercise; (iv) become subject to company-run stress testing requirements on a two-year cycle; and (v) remain subject to single counterparty credit limits. Under the Tailoring Proposals, whether HSBC North America would be required to comply with full daily liquidity coverage ratio and net stable funding ratio requirements would depend on whether, as a Category III FBO, its weighted short-term wholesale funding would exceed $75 billion. The Tailoring Proposals also clarify that the IHC of a Category III FBO would not be considered an "Advanced Approaches banking organization" and therefore would not be required to adopt the Standardized Approach to counterparty credit risk ("SA-CCR") to measure its derivative exposure, if the SA-CCR proposal is also finalized and implemented as written. Instead, HSBC North America would have the option to use either the SA-CCR or the current exposure method for its risk-based capital ratios and its SLR exposure measure.
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
2019 Funding Strategy  Our current estimate for funding needs and sources for 2019 are summarized in the following table:

	Actual January 1 through June 30, 2019	Estimated July 1 through December 31, 2019	Estimated Full Year 2019
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$3	$6	$9
Net change in short-term investments and securities	(4)	—	(4)
Net change in trading and other assets	13	4	17
Total funding needs	$12	$10	$22
Increase (decrease) in funding sources:
Net change in deposits	$7	$4	$11
Net change in trading and other short-term liabilities	5	—	5
Net change in long-term debt	—	6	6
Total funding sources	$12	$10	$22

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

	Balance at June 30, 2019
	One Year or less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2018
	(in millions)
Standby letters of credit, net of participations(1)	$6,630	$2,116	$119	$8,865	$8,972
Commercial letters of credit	153	71	—	224	218
Credit derivatives(2)	7,309	45,419	1,528	54,256	45,384
Other commitments to extend credit:
Commercial(3)	18,723	63,229	3,013	84,965	89,302
Consumer	7,458	—	—	7,458	7,927
Total	$40,273	$110,835	$4,660	$155,768	$151,803

(1)	Includes $1,419 million and $1,321 million issued for the benefit of HSBC affiliates at June 30, 2019 and December 31, 2018, respectively.

(2)	Includes $32,481 million and $25,734 million issued for the benefit of HSBC affiliates at June 30, 2019 and December 31, 2018, respectively.

(3)	Includes $1,135 million and $2,045 million issued for the benefit of HSBC affiliates at June 30, 2019 and December 31, 2018, respectively.
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

HSBC USA Inc.

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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2019 and December 31, 2018, our Level 3 measurements included the following: collateralized debt

HSBC USA Inc.

obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain corporate debt securities, certain asset-backed securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable credit quality, swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation and a contingent consideration receivable associated with the sale of a portion of our PB business. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(dollars are in millions)
Level 3 assets(1)(2)	$1,122	$2,338
Total assets measured at fair value(1)(3)	99,384	81,125
Level 3 liabilities(1)	1,565	1,550
Total liabilities measured at fair value(1)	53,059	52,587
Level 3 assets as a percent of total assets measured at fair value	1.1%	2.9%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.9%	2.9%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $1,092 million of recurring Level 3 assets and $30 million of non-recurring Level 3 assets at June 30, 2019. Includes $2,301 million of recurring Level 3 assets and $37 million of non-recurring Level 3 assets at December 31, 2018.

(3)
Includes $99,332 million of assets measured on a recurring basis and $52 million of assets measured on a non-recurring basis at June 30, 2019. Includes $81,030 million of assets measured on a recurring basis and $95 million of assets measured on a non-recurring basis at December 31, 2018.

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
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2019 and 2018 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $37 million or a decrease of the overall fair value measurement of approximately $17 million at June 30, 2019. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers and certain asset-backed securities including CDOs.

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
See "Risk Management" in MD&A in our 2018 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Other than the changes to interest rate risk management discussed below, there have been no material changes to our approach to risk management since December 31, 2018.
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

HSBC USA Inc.

As part of our approach towards liquidity risk management, we employ the measures discussed below to define, monitor and control our liquidity and funding risk in accordance with HSBC policy.
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both June 30, 2019 and December 31, 2018, HSBC USA's LCR under the EU LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets. HSBC North America and HSBC Bank USA are also subject to the U.S. LCR rule. Under the U.S. rule, U.S. institutions, including HSBC North America and HSBC Bank USA, are required to maintain a minimum LCR of 100 percent and report LCR to U.S. regulators on a daily basis. During the six months ended June 30, 2019 and year ended December 31, 2018, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement.
The European calibration of the Basel Committee based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR guidance, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At both June 30, 2019 and December 31, 2018, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. At both June 30, 2019 and December 31, 2018, HSBC Bank USA's estimated NSFR, based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded 100 percent.
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
HSBC North America and HSBC Bank USA maintain their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future rules.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2019:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at June 30, 2019.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2019, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
Interest Rate Risk Management  Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Beginning in the second quarter of 2019, we began managing our net interest rate risk sensitivities to a static balance sheet. As a result, we have revised prior year amounts in the net interest income simulation modeling table below in order to conform to the current year presentation. There have been no other material changes

HSBC USA Inc.

to our approach towards interest rate risk management since December 31, 2018. See "Risk Management" in MD&A in our 2018 Form 10-K for a more complete discussion of our approach to interest rate risk.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both June 30, 2019 and December 31, 2018, our EVE remains higher than our book value of equity under the base case, up 200 basis points and down 200 basis points scenarios.
Net interest income simulation modeling techniques We utilize simulation modeling to monitor a number of interest rate scenarios for their impact on projected net interest income. These techniques simulate the impact on projected net interest income under various scenarios, such as rate shock scenarios which assume immediate market rate movements by 100 basis points, as well as scenarios in which rates gradually rise or fall by 100 basis points over a twelve month period. In the gradual scenarios, 25 percent of the interest rate movement occurs at the beginning of each quarter. The following table reflects the impact on our projected net interest income of the scenarios utilized by these modeling techniques:

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on July 1, 2019 and January 1, 2019, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$115	4%	$104	4%
Resulting from a gradual 100 basis point decrease in the yield curve	(209)	(8)	(136)	(5)
Other significant scenarios monitored (reflects projected rate movements on July 1, 2019 and January 1, 2019, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	135	5	134	5
Resulting from an immediate 100 basis point decrease in the yield curve	(323)	(12)	(262)	(9)
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital risk/sensitivity of other comprehensive loss  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk-weighted assets and total equity to total assets. At June 30, 2019, we had an available-for-sale securities portfolio of approximately $37,254 million with a negative mark-to-market adjustment of $68 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $271 million to a net loss of $339 million with the following results on our capital ratios:

	June 30, 2019		December 31, 2018
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk-weighted assets	12.4%	12.2%	13.6%	13.5%
Total equity to total assets	10.1	10.0	11.9	11.8

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
Market Risk Management  Exposure to market risk is separated into two portfolios:

•	Trading portfolios comprise positions arising from market-making and warehousing of client-derived positions.

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

HSBC USA Inc.

Trading Portfolios  Trading VaR originates from the Global Markets unit of the GB&M business segment. Portfolios are mainly comprised of foreign exchange products, interest rate swaps, credit default swaps and precious metals (i.e., gold, silver, platinum) in both North America and emerging markets.
Daily VaR (trading portfolios), 99 percent 1 day (in millions):
The following table summarizes our trading VaR for the six months ended June 30, 2019:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At June 30, 2019	$1	$6	$2	$(3)	$6

Six Months Ended June 30, 2019
Average	2	6	1	(3)	6
Maximum	5	8	2		8
Minimum	1	5	1		5

At December 31, 2018	$2	$6	$1	$(3)	$6

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

Back-testing We routinely validate the accuracy of our VaR models by back-testing them against hypothetical profit and loss that excludes non-modeled items such as fees, commissions and revenues of intra-day transactions from the actual reported profit and loss. We would expect, on average, to see two or three profits and two or three losses in excess of VaR at the 99 percent confidence level over a one-year period. The actual number of profits or losses in excess of VaR over this period can therefore be used to gauge how well the models are performing. To ensure a conservative approach to calculating our risk exposures, it is important to note that profits in excess of VaR are only considered when back-testing the accuracy of models and are not used for capital purposes.
During the first half of 2019, we experienced three back-testing exceptions. A profit exception in March and a loss exception in April were mainly driven by precious metal future and spot price movements. The third exception, a loss exception in June, was primarily driven by market volatility in emerging market currencies and rates.

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
The following table summarizes our non-trading VaR for the six months ended June 30, 2019:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At June 30, 2019	$42	$26	$(26)	$42

Six Months Ended June 30, 2019
Average	27	21	(10)	38
Maximum	46	26		46
Minimum	20	18		33

At December 31, 2018	$22	$18	$(6)	$34

(1)	Refer to the Trading VaR table above for additional information.
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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2019 included fees of $21 million and $38 million, respectively, compared with fees of $18 million and $36 million during the three and six months ended June 30, 2018, respectively.

Three Months Ended June 30,	2019			2018
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$15,870	$102	2.58%	$20,904	$100	1.92%
Federal funds sold and securities purchased under resale agreements	5,743	71	4.96	6,978	57	3.28
Trading securities	20,704	67	1.30	12,520	53	1.70
Securities	47,832	298	2.50	45,484	278	2.45
Loans:
Commercial	51,675	552	4.28	48,114	452	3.77
Consumer:
Residential mortgages	17,459	155	3.56	17,371	150	3.46
Home equity mortgages	925	12	5.20	1,112	13	4.69
Credit cards	1,085	19	7.02	809	15	7.44
Other consumer	261	5	7.68	397	7	7.07
Total consumer	19,730	191	3.88	19,689	185	3.77
Total loans	71,405	743	4.17	67,803	637	3.77
Other	3,129	20	2.56	4,428	22	1.99
Total interest earning assets	$164,683	$1,301	3.17%	$158,117	$1,147	2.91%
Allowance for credit losses	(593)			(578)
Cash and due from banks	1,213			1,138
Other assets	12,793			22,813
Total assets	$178,096			$181,490
Liabilities and Equity:
Domestic deposits:
Savings deposits	$46,341	$115	1.00%	$49,568	$80.65%
Time deposits	27,769	200	2.89	21,666	135	2.50
Other interest bearing deposits	10,335	53	2.06	10,184	34	1.34
Foreign deposits:
Foreign banks deposits	4,122	9.88		4,329	4.37
Other interest bearing deposits	805	3	1.49	1,568	5	1.28
Deposits held for sale	1	—	.60	160	—	.52
Total interest bearing deposits	89,373	380	1.71	87,475	258	1.18
Short-term borrowings	6,977	68	3.91	6,827	43	2.53
Long-term debt	31,341	306	3.92	31,838	283	3.57
Total interest bearing deposits and debt	127,691	754	2.37	126,140	584	1.86
Tax liabilities and other	1,329	7	2.11	1,104	8	2.91
Total interest bearing liabilities	$129,020	$761	2.37%	$127,244	$592	1.87%
Net interest income/Interest rate spread		$540.80%			$555	1.04%
Noninterest bearing deposits	22,747			25,603
Other liabilities	7,955			8,890
Total equity	18,374			19,753
Total liabilities and equity	$178,096			$181,490
Net interest margin on average earning assets			1.32%			1.41%
Net interest income to average total assets			1.22%			1.23%

HSBC USA Inc.

Six Months Ended June 30,	2019			2018
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$16,489	$216	2.64%	$23,980	$210	1.77%
Federal funds sold and securities purchased under resale agreements	5,995	133	4.47	7,295	105	2.90
Trading securities	19,773	130	1.33	12,646	102	1.63
Securities	46,919	602	2.59	45,003	531	2.38
Loans:
Commercial	50,860	1,074	4.26	48,198	866	3.62
Consumer:
Residential mortgages	17,454	312	3.60	17,355	297	3.45
Home equity mortgages	942	24	5.14	1,137	25	4.43
Credit cards	1,053	38	7.28	773	33	8.61
Other consumer	268	11	8.28	399	14	7.08
Total consumer	19,717	385	3.94	19,664	369	3.78
Total loans	70,577	1,459	4.17	67,862	1,235	3.67
Other	3,009	38	2.55	4,173	38	1.84
Total interest earning assets	$162,762	$2,578	3.19%	$160,959	$2,221	2.78%
Allowance for credit losses	(567)			(615)
Cash and due from banks	1,255			968
Other assets	13,049			21,994
Total assets	$176,499			$183,306
Liabilities and Equity
Domestic deposits:
Savings deposits	$46,422	$217.94%		$49,937	$151.61%
Time deposits	25,709	370	2.90	22,067	248	2.27
Other interest bearing deposits	10,230	104	2.05	10,622	64	1.22
Foreign deposits:
Foreign banks deposits	4,125	16.78		4,519	9.40
Other interest bearing deposits	784	6	1.54	1,430	7.99
Deposits held for sale	3	—	.59	263	1.59
Total interest bearing deposits	87,273	713	1.65	88,838	480	1.09
Short-term borrowings	7,293	130	3.59	6,669	76	2.30
Long-term debt	31,371	618	3.97	32,665	540	3.33
Total interest bearing deposits and debt	125,937	1,461	2.34	128,172	1,096	1.72
Tax liabilities and other	1,243	15	2.43	1,463	18	2.48
Total interest bearing liabilities	$127,180	$1,476	2.34%	$129,635	$1,114	1.73%
Net interest income/Interest rate spread		$1,102.85%			$1,107	1.05%
Noninterest bearing deposits	23,189			26,393
Other liabilities	7,204			7,407
Total equity	18,926			19,871
Total liabilities and equity	$176,499			$183,306
Net interest margin on average earning assets			1.37%			1.39%
Net interest income to average total assets			1.26%			1.22%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the second quarter of 2019 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the second quarter of 2019 and approximately 16 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the second quarter of 2019 was approximately $436.

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
Activity related to U.S. Executive Order 13224 During the second quarter of 2019, the HSBC Group processed a number of small local currency payments on behalf of U.K. customers to a U.K.-registered charity that is designated under Executive Order 13224, but that is not sanctioned by the U.K. or the EU. The HSBC Group has identified that it also processed domestic payments from U.K. customers to this U.K.-registered charity over the course of 2013-2018. There was no measurable gross revenue or net profit generated from these transactions.
Other activity The HSBC Group has an insurance company customer in the United Arab Emirates that, during the second quarter of 2019, made payments for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. HSBC processed these payments to the hospital made by its customer.
The HSBC Group maintains certain accounts for customers in the United Arab Emirates that, during the second quarter of 2019, received check payments from entities owned by the Government of Iran.

HSBC USA Inc.

For the activity in this section, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2019.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2019. There was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2019 relating to these frozen accounts.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2019 and 2018, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iii) the Consolidated Balance Sheet at June 30, 2019 and December 31, 2018, (iv) the Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2019 and 2018, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 5, 2019

HSBC USA INC.

By:	/s/ ANDREW FULLAM
Andrew Fullam
Executive Vice President and
Interim Chief Financial Officer