Form 10-Q
period 2019-09-30
HSBC USA INC /MD/
filed 2019-10-28
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of October 25, 2019, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Interest income:
Loans	$733	$659	$2,192	$1,894
Securities	296	292	898	823
Trading securities	85	54	215	156
Short-term investments	136	164	485	479
Other	23	19	61	57
Total interest income	1,273	1,188	3,851	3,409
Interest expense:
Deposits	408	283	1,121	763
Short-term borrowings	79	45	209	121
Long-term debt	277	291	895	831
Other	6	10	21	28
Total interest expense	770	629	2,246	1,743
Net interest income	503	559	1,605	1,666
Provision for credit losses	94	20	198	(96)
Net interest income after provision for credit losses	409	539	1,407	1,762
Other revenues:
Credit card fees, net	18	12	48	38
Trust and investment management fees	34	31	95	103
Other fees and commissions	155	171	464	515
Trading revenue	178	154	434	509
Other securities gains (losses), net	46	(5)	76	10
Servicing and other fees from HSBC affiliates	88	103	257	289
Gain (loss) on instruments designated at fair value and related derivatives	(19)	29	(45)	63
Other income (loss)	(14)	(9)	(17)	9
Total other revenues	486	486	1,312	1,536
Operating expenses:
Salaries and employee benefits	195	208	626	627
Support services from HSBC affiliates	394	399	1,185	1,215
Occupancy expense, net	41	49	134	137
Goodwill impairment (Note 7)	365	—	365	—
Other expenses	111	134	320	879
Total operating expenses	1,106	790	2,630	2,858
Income (loss) before income tax	(211)	235	89	440
Income tax expense	39	58	109	232
Net income (loss)	$(250)	$177	$(20)	$208

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$(250)	$177	$(20)	$208
Net change in unrealized gains (losses), net of tax:
Investment securities	86	(137)	485	(408)
Fair value option liabilities attributable to our own credit spread	(3)	(47)	(107)	94
Derivatives designated as cash flow hedges	(10)	22	9	34
Pension and post-retirement benefit plans	(1)	—	(4)	—
Total other comprehensive income (loss)	72	(162)	383	(280)
Comprehensive income (loss)	$(178)	$15	$363	$(72)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2019	December 31, 2018
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,496	$1,514
Interest bearing deposits with banks	11,183	15,700
Federal funds sold and securities purchased under agreements to resell (includes $29 million and nil designated under fair value option at September 30, 2019 and December 31, 2018, respectively)	8,263	10,168
Trading assets (includes $4.8 billion and $2.5 billion of assets pledged to creditors at September 30, 2019 and December 31, 2018, respectively)	29,557	21,978
Securities available-for-sale (includes $1.8 billion and $0.8 billion of assets pledged to creditors at September 30, 2019 and December 31, 2018, respectively)	41,416	31,379
Securities held-to-maturity (fair value of $13.5 billion and $14.4 billion at September 30, 2019 and December 31, 2018, respectively)	13,350	14,670
Loans	71,336	68,978
Less – allowance for credit losses	676	541
Loans, net	70,660	68,437
Loans held for sale (includes $389 million and $109 million designated under fair value option at September 30, 2019 and December 31, 2018, respectively)	540	512
Properties and equipment, net	156	158
Goodwill	1,242	1,607
Other assets	6,897	6,325
Total assets	$184,760	$172,448
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$22,832	$25,639
Interest bearing (includes $7.9 billion and $8.2 billion designated under fair value option at September 30, 2019 and December 31, 2018, respectively)	91,953	78,830
Foreign deposits:
Noninterest bearing	204	202
Interest bearing	4,812	6,274
Deposits held for sale	—	10
Total deposits	119,801	110,955
Short-term borrowings (includes $459 million and $560 million designated under fair value option at September 30, 2019 and December 31, 2018, respectively)	8,962	4,180
Long-term debt (includes $11.5 billion and $11.2 billion designated under fair value option at September 30, 2019 and December 31, 2018, respectively)	29,347	30,628
Total debt	158,110	145,763
Trading liabilities	4,047	3,643
Interest, taxes and other liabilities	4,145	2,536
Total liabilities	166,302	151,942
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both September 30, 2019 and December 31, 2018)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both September 30, 2019 and December 31, 2018)	—	—
Additional paid-in capital	15,736	18,136
Retained earnings	1,440	1,471
Accumulated other comprehensive income (loss)	17	(366)
Total common equity	17,193	19,241
Total equity	18,458	20,506
Total liabilities and equity	$184,760	$172,448

HSBC USA Inc.

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at September 30, 2019 and December 31, 2018 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

	September 30, 2019	December 31, 2018
	(in millions)
Assets
Other assets	$94	$112
Total assets	$94	$112
Liabilities
Long-term debt	$66	$66
Interest, taxes and other liabilities	34	37
Total liabilities	$100	$103

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30,	2019	2018
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	15,734	18,135
Employee benefit plans	2	1
Balance at end of period	15,736	18,136
Retained earnings
Balance at beginning of period	1,690	1,221
Net income (loss)	(250)	177
Cash dividends declared on preferred stock	—	(1)
Balance at end of period	1,440	1,397
Accumulated other comprehensive income (loss)
Balance at beginning of period	(55)	(636)
Other comprehensive income (loss), net of tax	72	(162)
Balance at end of period	17	(798)
Total common equity	17,193	18,735
Total equity	$18,458	$20,000

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued) (UNAUDITED)

Nine Months Ended September 30,	2019	2018
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,136	18,130
Return of capital to parent	(2,400)	—
Employee benefit plans	—	6
Balance at end of period	15,736	18,136
Retained earnings
Balance at beginning of period	1,471	1,130
Cumulative effect adjustment to initially apply new accounting guidance for leases to recognize the previously deferred gain on the sale and leaseback of property, net of tax	27	—
Reclassification from accumulated other comprehensive income (loss) of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	—	(4)
Cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously measured at cost, net of tax	—	10
Reclassification from accumulated other comprehensive income (loss) of cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Legislation")	—	91
Balance at beginning of period, adjusted	1,498	1,227
Net income (loss)	(20)	208
Cash dividends declared on preferred stock	(38)	(38)
Balance at end of period	1,440	1,397
Accumulated other comprehensive income (loss)
Balance at beginning of period	(366)	(431)
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	—	4
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation	—	(91)
Balance at beginning of period, adjusted	(366)	(518)
Other comprehensive income (loss), net of tax	383	(280)
Balance at end of period	17	(798)
Total common equity	17,193	18,735
Total equity	$18,458	$20,000

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2019	2018
	(in millions)
Cash flows from operating activities
Net income (loss)	$(20)	$208
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	98	(63)
Goodwill impairment	365	—
Provision for credit losses	198	(96)
Net realized gains on securities available-for-sale	(76)	(10)
Net change in other assets and liabilities	1,677	618
Net change in loans held for sale:
Originations and purchases of loans held for sale	(2,181)	(1,909)
Sales and collections of loans held for sale	1,894	2,205
Net change in trading assets and liabilities	(7,175)	(11,349)
Lower of amortized cost or fair value adjustments on loans held for sale	(1)	(5)
Loss (gain) on instruments designated at fair value and related derivatives	45	(63)
Net cash used in operating activities	(5,176)	(10,464)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	1,905	27,939
Securities available-for-sale:
Purchases of securities available-for-sale	(21,323)	(7,980)
Proceeds from sales of securities available-for-sale	7,083	3,346
Proceeds from maturities of securities available-for-sale	5,989	2,836
Securities held-to-maturity:
Purchases of securities held-to-maturity	(683)	(2,673)
Proceeds from maturities of securities held-to-maturity	1,974	1,734
Change in loans:
Originations, net of collections	(2,724)	5,317
Loans sold to third parties	589	486
Net cash used for acquisitions of properties and equipment	(31)	(8)
Net inflows (outflows) related to the sale of a portion of our Private Banking business	1	(490)
Other, net	117	7
Net cash provided by (used in) investing activities	(7,103)	30,514
Cash flows from financing activities
Net change in deposits	8,429	(5,887)
Debt:
Net change in short-term borrowings	4,768	144
Issuance of long-term debt	3,691	3,729
Repayment of long-term debt	(6,706)	(8,634)
Return of capital to parent	(2,400)	—
Other increases (decreases) in capital surplus	—	6
Dividends paid	(38)	(38)
Net cash provided by (used in) financing activities	7,744	(10,680)
Net change in cash and due from banks and interest bearing deposits with banks(1)	(4,535)	9,370
Cash and due from banks and interest bearing deposits with banks at beginning of period(1)	17,214	12,272
Cash and due from banks and interest bearing deposits with banks at end of period(1)	$12,679	$21,642

(1)
As a result of adopting new accounting guidance in 2018, we changed our presentation of cash and cash equivalents to include cash and due from banks as well as interest bearing deposits with banks, which includes restricted cash. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2018 Form 10-K for further discussion. This resulted in an increase in cash provided by investing activities of $9,993 million during the nine months ended September 30, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	10	12	Pension and Other Postretirement Benefits	43
2	Trading Assets and Liabilities	11	13	Fee Income from Contracts with Customers	44
3	Securities	12	14	Related Party Transactions	45
4	Loans	17	15	Business Segments	47
5	Allowance for Credit Losses	27	16	Retained Earnings and Regulatory Capital Requirements	49
6	Loans Held for Sale	28	17	Variable Interest Entities	51
7	Goodwill	29	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	53
8	Leases	30	19	Fair Value Measurements	58
9	Derivative Financial Instruments	31	20	Litigation and Regulatory Matters	74
10	Fair Value Option	38	21	New Accounting Pronouncements	75
11	Accumulated Other Comprehensive Income (Loss)	41

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

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Trading assets:
U.S. Treasury	$7,471	$5,368
U.S. Government agency issued or guaranteed	18	111
U.S. Government sponsored enterprises	125	41
Asset-backed securities	187	208
Corporate and foreign bonds	13,541	10,562
Equity securities	2,076	751
Precious metals	3,211	1,889
Derivatives, net	2,928	3,048
Total trading assets	$29,557	$21,978
Trading liabilities:
Securities sold, not yet purchased	$950	$738
Payables for precious metals	958	215
Derivatives, net	2,139	2,690
Total trading liabilities	$4,047	$3,643
At September 30, 2019 and December 31, 2018, the fair value of derivatives included in trading assets is net of $3,241 million and $2,013 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2019 and December 31, 2018, the fair value of derivatives included in trading liabilities is net of $4,825 million and $3,458 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

September 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$19,426	$181	$(259)	$19,348
U.S. Government sponsored enterprises:
Mortgage-backed securities	4,187	93	(10)	4,270
Collateralized mortgage obligations	679	10	(3)	686
Direct agency obligations	2,611	18	—	2,629
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	9,966	36	(39)	9,963
Collateralized mortgage obligations	643	11	(2)	652
Direct agency obligations	264	2	(1)	265
Asset-backed securities collateralized by:
Home equity	36	—	(3)	33
Other	110	5	—	115
Foreign debt securities(1)	3,453	3	(1)	3,455
Total available-for-sale securities	$41,375	$359	$(318)	$41,416
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,715	$22	$(1)	$1,736
Collateralized mortgage obligations	1,588	43	(4)	1,627
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,362	21	—	2,383
Collateralized mortgage obligations	7,673	91	(21)	7,743
Obligations of U.S. states and political subdivisions	10	1	—	11
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$13,350	$178	$(26)	$13,502

HSBC USA Inc.

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,549	$106	$(365)	$13,290
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,541	6	(154)	5,393
Collateralized mortgage obligations	686	1	(35)	652
Direct agency obligations	2,831	37	(2)	2,866
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,442	1	(171)	4,272
Collateralized mortgage obligations	1,140	9	(29)	1,120
Direct agency obligations	295	9	—	304
Asset-backed securities collateralized by:
Home equity	44	—	(2)	42
Other	102	5	—	107
Foreign debt securities(1)	3,330	3	—	3,333
Total available-for-sale securities	$31,960	$177	$(758)	$31,379
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,812	$1	$(34)	$1,779
Collateralized mortgage obligations	1,878	34	(26)	1,886
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,104	2	(63)	2,043
Collateralized mortgage obligations	8,863	35	(176)	8,722
Obligations of U.S. states and political subdivisions	11	—	—	11
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$14,670	$72	$(299)	$14,443

(1)	Foreign debt securities represent public sector entity, bank or corporate debt.
Net unrealized gains (losses) improved within the available-for-sale portfolio as compared with December 31, 2018 due primarily to decreasing yields on U.S. Government sponsored mortgage-backed, U.S. Government agency mortgage-backed and U.S. Treasury securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at September 30, 2019 and December 31, 2018 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
September 30, 2019	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	21	$(43)	$4,500	29	$(216)	$5,809
U.S. Government sponsored enterprises	4	(2)	202	86	(11)	1,129
U.S. Government agency issued or guaranteed	19	(2)	878	52	(40)	2,716
Asset-backed securities	—	—	—	5	(3)	33
Foreign debt securities	18	(1)	1,325	—	—	—
Securities available-for-sale	62	$(48)	$6,905	172	$(270)	$9,687
Securities held-to-maturity:
U.S. Government sponsored enterprises	15	$(1)	$413	119	$(4)	$621
U.S. Government agency issued or guaranteed	36	—	210	314	(21)	2,277
Obligations of U.S. states and political subdivisions	—	—	—	1	—	—
Securities held-to-maturity	51	$(1)	$623	434	$(25)	$2,898

	One Year or Less			Greater Than One Year
December 31, 2018	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	8	$(12)	$1,013	41	$(353)	$8,828
U.S. Government sponsored enterprises	55	(6)	538	159	(185)	3,698
U.S. Government agency issued or guaranteed	8	(2)	106	72	(198)	4,825
Asset-backed securities	1	—	—	4	(2)	42
Foreign debt securities	16	—	1,724	—	—	—
Securities available-for-sale	88	$(20)	$3,381	276	$(738)	$17,393
Securities held-to-maturity:
U.S. Government sponsored enterprises	103	$(8)	$684	511	$(52)	$1,739
U.S. Government agency issued or guaranteed	111	(14)	769	491	(225)	7,372
Obligations of U.S. states and political subdivisions	1	—	—	1	—	—
Securities held-to-maturity	215	$(22)	$1,453	1,003	$(277)	$9,111
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At September 30, 2019 and December 31, 2018, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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
During the three and nine months ended September 30, 2019 and 2018, none of our debt securities were determined to have other-than-temporary impairment, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Gross realized gains	$64	$1	$107	$31
Gross realized losses	(18)	(6)	(31)	(21)
Net realized gains (losses)	$46	$(5)	$76	$10

HSBC USA Inc.

Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2019 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at September 30, 2019, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2019.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$200	2.22%	$7,920	1.79%	$7,612	1.91%	$3,694	2.49%
U.S. Government sponsored enterprises	1,746	2.90	331	2.96	2,309	2.72	3,091	2.82
U.S. Government agency issued or guaranteed	—	—	80	2.19	1	4.01	10,792	2.70
Asset-backed securities	—	—	—	—	59	5.12	87	3.75
Foreign debt securities	1,849.33		1,604	2.25	—	—	—	—
Total amortized cost	$3,795	1.61%	$9,935	1.91%	$9,981	2.11%	$17,664	2.68%
Total fair value	$3,800		$9,970		$9,982		$17,664
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$391	2.74%	$648	2.30%	$2,264	3.17%
U.S. Government agency issued or guaranteed	—	—	13	3.85	20	3.66	10,002	2.66
Obligations of U.S. states and political subdivisions	—	—	5	3.49	5	4.22	—	—
Asset-backed securities	—	—	—	—	—	—	2	7.61
Total amortized cost	$—	—%	$409	2.78%	$673	2.35%	$12,268	2.76%
Total fair value	$—		$415		$677		$12,410
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Equity securities carried at fair value	$281	$278
Equity securities without readily determinable fair values	13	7
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. At September 30, 2019 and December 31, 2018, none of our equity securities without readily determinable fair values were determined to be impaired.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $110 million and $559 million, respectively, at September 30, 2019 and $156 million and $631 million, respectively, at December 31, 2018.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Commercial loans:
Real estate, including construction	$11,896	$11,344
Business and corporate banking	14,832	13,066
Global banking(1)	18,877	20,167
Other commercial:
Affiliates(2)	2,828	2,274
Other	2,884	2,491
Total other commercial	5,712	4,765
Total commercial	51,317	49,342
Consumer loans:
Residential mortgages	17,574	17,383
Home equity mortgages	880	982
Credit cards	1,308	1,019
Other consumer	257	252
Total consumer	20,019	19,636
Total loans	$71,336	$68,978

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.

(2)	See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
Net deferred origination costs totaled $79 million and $77 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, we had a net unamortized premium on our loans of $2 million and $11 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at September 30, 2019 and December 31, 2018. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At September 30, 2019	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$8	$2	$10	$11,886	$11,896
Business and corporate banking	40	14	54	14,778	14,832
Global banking	70	—	70	18,807	18,877
Other commercial	7	—	7	5,705	5,712
Total commercial	125	16	141	51,176	51,317
Consumer loans:
Residential mortgages	304	253	557	17,017	17,574
Home equity mortgages	11	24	35	845	880
Credit cards	19	18	37	1,271	1,308
Other consumer	5	6	11	246	257
Total consumer	339	301	640	19,379	20,019
Total loans	$464	$317	$781	$70,555	$71,336

	Past Due		Total Past Due 30 Days or More
At December 31, 2018	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$76	$3	$79	$11,265	$11,344
Business and corporate banking	79	38	117	12,949	13,066
Global banking	—	—	—	20,167	20,167
Other commercial	15	—	15	4,750	4,765
Total commercial	170	41	211	49,131	49,342
Consumer loans:
Residential mortgages	469	254	723	16,660	17,383
Home equity mortgages	14	27	41	941	982
Credit cards	13	14	27	992	1,019
Other consumer	5	5	10	242	252
Total consumer	501	300	801	18,835	19,636
Total loans	$671	$341	$1,012	$67,966	$68,978

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$3	$7
Business and corporate banking	149	70
Global banking	112	65
Other commercial	—	1
Total commercial	264	143
Consumer:
Residential mortgages(1)(2)(3)	371	341
Home equity mortgages(1)(2)	47	55
Consumer nonaccrual loans held for sale	1	1
Total consumer	419	397
Total nonaccruing loans	683	540
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	18	14
Other consumer	6	6
Total consumer	24	20
Total accruing loans contractually past due 90 days or more	25	21
Total nonperforming loans	$708	$561

(1)
At September 30, 2019 and December 31, 2018, nonaccrual consumer mortgage loans held for investment include $273 million and $289 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$10	$10	$26	$37
Interest income that was recorded on nonaccrual loans and included in interest income during the period	4	12	10	27

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans, which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. TDR Loans are reserved for primarily based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, which generally results in a higher reserve requirement for these loans, or as a practical expedient, the fair value of the collateral if the loan is collateral dependent or, for commercial loans, the observable market price if the loan is traded in the market. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the second quarter of 2019, a $12 million commercial loan met this criterion and was removed from TDR Loan classification. There were no loans removed from TDR Loan classification during the prior year.
The following table presents information about loans which were modified during the three and nine months ended September 30, 2019 and 2018 and as a result of this action became classified as TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)

Residential mortgages	$2	$5	$3	$22
Home equity mortgages	—	1	—	4
Credit cards	1	1	3	3
Total consumer	$3	$7	$6	$29
During the three and nine months ended September 30, 2019 and 2018, there were no commercial loans which were modified and as a result of this action became classified as TDR Loans.
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and nine months ended September 30, 2019 was 3.12 percent and 2.53 percent, respectively, compared with 1.88 percent and 1.98 percent during the three and nine months ended September 30, 2018, respectively.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	September 30, 2019		December 31, 2018
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)(2)
Commercial loans:
Business and corporate banking	$42	$69	$68	$86
Global banking	58	67	113	119
Total commercial(3)	100	136	181	205
Consumer loans:
Residential mortgages(4)	595	680	640	730
Home equity mortgages(4)	32	61	35	65
Credit cards	4	4	3	4
Total consumer	631	745	678	799
Total TDR Loans(5)	$731	$881	$859	$1,004
Allowance for credit losses for TDR Loans:(6)
Commercial loans:
Business and corporate banking	$1		$12
Global banking	—		—
Total commercial	1		12
Consumer loans:
Residential mortgages	4		3
Home equity mortgages	—		1
Credit cards	1		1
Total consumer	5		5
Total allowance for credit losses for TDR Loans	$6		$17

(1)
TDR Loans are considered to be impaired loans. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $195 million and $54 million at September 30, 2019 and December 31, 2018, respectively.

(2)	The carrying value of TDR Loans includes basis adjustments on the loans, such as partial charge-offs.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $244 million and $151 million at September 30, 2019 and December 31, 2018, respectively.

(4)
At September 30, 2019 and December 31, 2018, the carrying value of consumer mortgage TDR Loans held for investment includes $571 million and $615 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	At September 30, 2019 and December 31, 2018, the carrying value of TDR Loans includes $231 million and $286 million, respectively, of loans which are classified as nonaccrual.

(6)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Business and corporate banking	$50	$97	$60	$136
Global banking	71	117	83	126
Total commercial	121	214	143	262
Consumer loans:
Residential mortgages	602	657	615	666
Home equity mortgages	33	35	33	35
Credit cards	4	4	4	4
Total consumer	639	696	652	705
Total average balance of TDR Loans	$760	$910	$795	$967
Interest income recognized on TDR Loans:
Commercial loans:
Business and corporate banking	$—	$5	$2	$9
Global banking	1	1	2	3
Total commercial	1	6	4	12
Consumer loans:
Residential mortgages	7	6	20	20
Home equity mortgages	—	—	1	1
Total consumer	7	6	21	21
Total interest income recognized on TDR Loans	$8	$12	$25	$33
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Consumer loans:
Residential mortgages	$—	$4	$3	$6
Home equity mortgages	—	—	—	2
Total consumer	$—	$4	$3	$8
During the three and nine months ended September 30, 2019 and 2018, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At September 30, 2019
Real estate, including construction	$2	$2	$4	$1	$4
Business and corporate banking	121	38	159	29	200
Global banking	—	132	132	—	141
Total commercial	$123	$172	$295	$30	$345
At December 31, 2018
Real estate, including construction	$3	$3	$6	$1	$6
Business and corporate banking	58	37	95	18	109
Global banking	—	133	133	—	140
Other commercial	—	1	1	—	1
Total commercial	$61	$174	$235	$19	$256

(1)	Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $100 million and $181 million at September 30, 2019 and December 31, 2018, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Average balance of impaired commercial loans:
Real estate, including construction	$4	$8	$5	$10
Business and corporate banking	130	185	116	227
Global banking	117	152	116	266
Other commercial	—	1	—	—
Total average balance of impaired commercial loans	$251	$346	$237	$503
Interest income recognized on impaired commercial loans:
Business and corporate banking	$1	$6	$4	$12
Global banking	1	1	2	3
Total interest income recognized on impaired commercial loans	$2	$7	$6	$15

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At September 30, 2019
Real estate, including construction	$699	$284	$—	$983
Business and corporate banking	435	415	31	881
Global banking	208	292	—	500
Other commercial	10	—	—	10
Total commercial	$1,352	$991	$31	$2,374
At December 31, 2018
Real estate, including construction	$452	$93	$4	$549
Business and corporate banking	193	314	15	522
Global banking	262	277	—	539
Other commercial	—	1	—	1
Total commercial	$907	$685	$19	$1,611
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2019
Real estate, including construction	$11,893	$3	$—	$11,896
Business and corporate banking	14,682	149	1	14,832
Global banking	18,765	112	—	18,877
Other commercial	5,712	—	—	5,712
Total commercial	$51,052	$264	$1	$51,317
At December 31, 2018
Real estate, including construction	$11,337	$7	$—	$11,344
Business and corporate banking	12,995	70	1	13,066
Global banking	20,102	65	—	20,167
Other commercial	4,764	1	—	4,765
Total commercial	$49,198	$143	$1	$49,342

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At September 30, 2019
Real estate, including construction	$6,610	$5,286	$11,896
Business and corporate banking	6,261	8,571	14,832
Global banking	13,585	5,292	18,877
Other commercial	4,931	781	5,712
Total commercial	$31,387	$19,930	$51,317
At December 31, 2018
Real estate, including construction	$6,769	$4,575	$11,344
Business and corporate banking	5,674	7,392	13,066
Global banking	14,764	5,403	20,167
Other commercial	3,990	775	4,765
Total commercial	$31,197	$18,145	$49,342

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	September 30, 2019		December 31, 2018
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$332	1.88%	$347	1.99%
Home equity mortgages(1)(2)	26	2.95	30	3.05
Credit cards	26	1.99	20	1.96
Other consumer	7	2.72	8	2.62
Total consumer	$391	1.95%	$405	2.05%

(1)
At September 30, 2019 and December 31, 2018, consumer mortgage loan delinquency includes $240 million and $254 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $1 million and $1 million, respectively, relating to loans held for sale.

(2)	At September 30, 2019 and December 31, 2018, consumer mortgage loans and loans held for sale include $140 million and $125 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2019
Residential mortgages	$17,203	$371	$—	$17,574
Home equity mortgages	833	47	—	880
Credit cards	1,290	—	18	1,308
Other consumer	251	—	6	257
Total consumer	$19,577	$418	$24	$20,019
At December 31, 2018
Residential mortgages	$17,042	$341	$—	$17,383
Home equity mortgages	927	55	—	982
Credit cards	1,005	—	14	1,019
Other consumer	246	—	6	252
Total consumer	$19,220	$396	$20	$19,636
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At September 30, 2019 and December 31, 2018, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,272 million and $3,208 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product or line of business during the three and nine months ended September 30, 2019 and 2018:

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Three Months Ended September 30, 2019
Allowance for credit losses – beginning of period	$149	$251	$110	$9	$11	$7	$71	$5	$613
Provision charged (credited) to income	27	32	1	—	(1)	(1)	34	2	94
Charge-offs	—	(18)	—	—	(1)	(1)	(17)	—	(37)
Recoveries	—	2	—	—	2	1	1	—	6
Net (charge-offs) recoveries	—	(16)	—	—	1	—	(16)	—	(31)
Allowance for credit losses – end of period	$176	$267	$111	$9	$11	$6	$89	$7	$676

Three Months Ended September 30, 2018
Allowance for credit losses – beginning of period	$88	$196	$154	$19	$15	$9	$45	$5	$531
Provision charged (credited) to income	24	9	(16)	(4)	(5)	(1)	14	(1)	20
Charge-offs	—	(3)	(11)	—	(2)	(2)	(10)	—	(28)
Recoveries	—	2	—	—	5	2	2	1	12
Net (charge-offs) recoveries	—	(1)	(11)	—	3	—	(8)	1	(16)
Allowance for credit losses – end of period	$112	$204	$127	$15	$13	$8	$51	$5	$535

Nine Months Ended September 30, 2019
Allowance for credit losses – beginning of period	$116	$219	$108	$15	$13	$7	$58	$5	$541
Provision charged (credited) to income	60	67	6	(6)	(1)	(1)	69	4	198
Charge-offs	—	(22)	(3)	—	(8)	(3)	(42)	(3)	(81)
Recoveries	—	3	—	—	7	3	4	1	18
Net (charge-offs) recoveries	—	(19)	(3)	—	(1)	—	(38)	(2)	(63)
Allowance for credit losses – end of period	$176	$267	$111	$9	$11	$6	$89	$7	$676
Ending balance: collectively evaluated for impairment	$175	$238	$111	$9	$7	$6	$88	$7	$641
Ending balance: individually evaluated for impairment	1	29	—	—	4	—	1	—	35
Total allowance for credit losses	$176	$267	$111	$9	$11	$6	$89	$7	$676

Loans:
Collectively evaluated for impairment(1)	$11,892	$14,673	$18,745	$5,712	$16,720	$825	$1,304	$257	$70,128
Individually evaluated for impairment(2)	4	159	132	—	53	3	4	—	355
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	801	52	—	—	853
Total loans	$11,896	$14,832	$18,877	$5,712	$17,574	$880	$1,308	$257	$71,336

HSBC USA Inc.

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Nine Months Ended September 30, 2018
Allowance for credit losses – beginning of period	$82	$244	$264	$18	$25	$11	$32	$5	$681
Provision charged (credited) to income	30	(52)	(90)	(3)	(19)	(2)	39	1	(96)
Charge-offs	—	(34)	(48)	—	(3)	(6)	(25)	(3)	(119)
Recoveries	—	46	1	—	10	5	5	2	69
Net (charge-offs) recoveries	—	12	(47)	—	7	(1)	(20)	(1)	(50)
Allowance for credit losses – end of period	$112	$204	$127	$15	$13	$8	$51	$5	$535
Ending balance: collectively evaluated for impairment	$111	$180	$127	$15	$10	$7	$50	$5	$505
Ending balance: individually evaluated for impairment	1	24	—	—	3	1	1	—	30
Total allowance for credit losses	$112	$204	$127	$15	$13	$8	$51	$5	$535

Loans:
Collectively evaluated for impairment(1)	$11,877	$12,618	$18,541	$3,897	$16,460	$962	$903	$263	$65,521
Individually evaluated for impairment(2)	5	113	131	1	57	4	4	—	315
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	859	61	—	—	920
Total loans	$11,882	$12,731	$18,672	$3,898	$17,376	$1,027	$907	$263	$66,756

(1)
Other commercial includes loans to HSBC affiliates totaling $2,828 million and $1,557 million at September 30, 2019 and 2018, respectively, for which we do not carry an associated allowance for credit losses.

(2)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $571 million and $623 million at September 30, 2019 and 2018, respectively.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Commercial loans:
Real estate, including construction	$284	$27
Business and corporate banking	18	—
Global banking	180	367
Total commercial	482	394
Consumer loans:
Residential mortgages	58	65
Other consumer	—	53
Total consumer	58	118
Total loans held for sale	$540	$512
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold

HSBC USA Inc.

as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $389 million and $109 million at September 30, 2019 and December 31, 2018, respectively. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $93 million and $285 million at September 30, 2019 and December 31, 2018, respectively. During both the three and nine months ended September 30, 2019, we reversed nil of the lower of amortized cost or fair value adjustment previously recorded on commercial loans held for sale as a component of other income (loss) in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing compared with reversing $2 million and $5 million during the three and nine months ended September 30, 2018, respectively.
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
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for agency-eligible residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income (loss), was income of $1 million and a loss of $1 million during the three and nine months ended September 30, 2019, respectively, compared with losses of less than $1 million during both the three and nine months ended September 30, 2018.
Valuation Allowances Excluding the commercial loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $2 million and $4 million at September 30, 2019 and December 31, 2018, respectively. The valuation allowance on commercial loans held for sale was nil and $3 million at September 30, 2019 and December 31, 2018, respectively.

7. Goodwill

As discussed further in Note 21, "New Accounting Pronouncements," during the third quarter of 2019, we adopted new accounting guidance and removed the second step of the goodwill impairment test. Under step two, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. As a result, goodwill impairment is now measured at the amount by which a reporting unit's carrying amount exceeds its fair value, with any impairment charge limited to the carrying amount of goodwill.
Goodwill was $1,242 million and $1,607 million at September 30, 2019 and December 31, 2018, respectively. Goodwill for these periods reflects accumulated impairment losses of $1,035 million and $670 million, respectively.
We evaluated our goodwill for impairment during the third quarter of 2019 in connection with our annual review. As part of this review, we assessed the changes in circumstances that began to impact our businesses during the quarter and in particular changes to the interest rate environment where rates in the prior year had been expected to increase and are now expected to decline for the foreseeable future as a result of slowing economic growth along with various revenue headwinds such as increased competition for deposits and a shift in customer demand to lower fee wealth products. We concluded that these developments were significant and should be reflected in our internal financial forecasts.
In September 2019, in connection with the development of its 2020 five-year operating plan, HSBC USA prepared updated cash flow projections, resulting in a reduction in the long-term forecasts of profitability as compared to prior forecasts. These projections were reviewed by senior management in early October in connection with the preparation of our third quarter financial statements and it was determined that these forecasts represent our current best estimate of future profitability and would be used to conduct our annual goodwill impairment test. We completed our annual impairment test of goodwill utilizing cash flow projections based on these forecasts under a present value approach and, in conjunction with valuation estimates determined under a market approach, concluded that the fair value of our Commercial Banking and Private Banking reporting units exceeded or approximated their carrying values, including goodwill. However, the cash flow projections for our Retail Banking and Wealth Management reporting unit were significantly lower for the reasons discussed above as well as higher levels of allocated capital and, in conjunction with valuation estimates determined under a market approach, resulted in a fair value that was significantly lower than its book value, including goodwill. As a result, we recorded a non-cash impairment charge of $365 million in the third quarter of 2019, representing a portion of the $737 million of goodwill previously allocated to this reporting unit.

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
The following table summarizes the components of total operating lease costs, net and provides supplemental cash flow information related to leases:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Operating lease cost	$29	$95
Variable lease cost	15	46
Short-term lease cost	5	11
Sublease income	(16)	(44)
Total operating lease costs, net	$33	$108

Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$30	$92
ROU assets recognized for new operating lease liabilities	72	82

The following table presents information about our operating lease ROU assets and liabilities:

September 30, 2019
(dollars are in millions)
Operating lease ROU assets(1)	$730
Operating lease liabilities	781
Weighted-average remaining lease term	7.2 years
Weighted-average discount rate	3.1%

(1)	Reported net of level lease adjustments and exit cost obligations.

HSBC USA Inc.

The following table presents a maturity analysis of our operating lease liabilities at September 30, 2019:

Year Ending December 31,
(in millions)
2019	$25
2020	144
2021	144
2022	140
2023	138
Thereafter	361
Total future operating lease payments	952
Less - imputed interest	(171)
Total operating lease liabilities	$781
At September 30, 2019, we had $36 million of additional operating leases for premises that have not yet commenced and are not reflected in the table above.
For comparative periods prior to the adoption of the new accounting guidance on January 1, 2019, we have retained the following disclosures as previously reported. Net rental expense under operating leases, which did not include certain variable lease costs, was $29 million and $76 million during the three and nine months ended September 30, 2018, respectively.
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

HSBC USA Inc.

	September 30, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$—	$—	$6	$—
Bilateral OTC(2)	—	198	—	117
Interest rate contracts	—	198	6	117
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	30	—	11	32
Interest rate contracts - bilateral OTC(2)	—	24	—	13
Total derivatives accounted for as hedges	30	222	17	162
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	174	14	2	45
OTC-cleared(2)	40	10	50	14
Bilateral OTC(2)	12,675	14,206	9,866	10,780
Interest rate contracts	12,889	14,230	9,918	10,839
Exchange-traded(2)	—	14	—	15
OTC-cleared (2)	52	—	—	—
Bilateral OTC(2)	15,835	15,361	15,897	15,684
Foreign exchange contracts	15,887	15,375	15,897	15,699
Equity contracts - bilateral OTC(2)	2,960	2,930	2,034	2,061
Exchange-traded(2)	124	174	16	274
Bilateral OTC(2)	1,210	1,237	829	626
Precious metals contracts	1,334	1,411	845	900
OTC-cleared(2)	—	—	125	107
Bilateral OTC(2)	1,252	1,234	825	831
Credit contracts	1,252	1,234	950	938
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	231	51	133	216
Foreign exchange contracts - bilateral OTC(2)	6	1	13	2
Equity contracts - bilateral OTC(2)	1,029	158	512	805
Credit contracts - bilateral OTC(2)	—	26	6	9
Other contracts - bilateral OTC(2)(4)	5	38	5	40
Total derivatives	35,623	35,676	30,330	31,671
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	28,521	28,521	25,172	25,172
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	4,042	4,933	2,020	3,675
Net amounts of derivative assets / liabilities presented in the balance sheet	3,060	2,222	3,138	2,824
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	885	955	832	568
Net amounts of derivative assets / liabilities	$2,175	$1,267	$2,306	$2,256

(1)
Derivative assets / liabilities related to cash flow hedges, fair value hedges and derivative instruments held for purposes other than for trading are recorded in other assets / interest, taxes and other liabilities on the consolidated balance sheet.

(2)
Over-the-counter ("OTC") derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements. OTC-cleared derivatives are executed bilaterally in the OTC market but then novated to a central clearing counterparty, whereby the central clearing counterparty becomes the counterparty to each of the original counterparties. Exchange traded derivatives are executed directly on an organized exchange. Credit risk is minimized for OTC-cleared derivatives and exchange traded derivatives through daily margining requirements. In addition, OTC-cleared interest rate and, beginning in the third quarter of 2019, credit derivatives with certain central clearing counterparties are settled daily.

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at September 30, 2019, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At September 30, 2019
Securities available-for-sale ("AFS")	$11,618	$986	$292	$1,278
Long-term debt	12,032	353	(42)	311

(1)	The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their locations on the consolidated statement of income (loss):

	Gain (Loss) on Derivatives(1)		Gain (Loss) on Hedged Items(1)		Net Ineffective Gain (Loss) Recognized(1)
	Net Interest Income	Other Income (Loss)	Net Interest Income	Other Income (Loss)	Other Income (Loss)
	(in millions)
Three Months Ended September 30, 2019
Interest rate contracts / Securities AFS	$(327)	$—	$415	$—	$—
Interest rate contracts / Long-term debt	51	—	(173)	—	—
Total	$(276)	$—	$242	$—	$—

Three Months Ended September 30, 2018
Interest rate contracts / Securities AFS	$(9)	$147	$92	$(142)	$5
Interest rate contracts / Long-term debt	(18)	5	(53)	(5)	—
Total	$(27)	$152	$39	$(147)	$5

Nine Months Ended September 30, 2019
Interest rate contracts / Securities AFS	$(988)	$—	$1,253	$—	$—
Interest rate contracts / Long-term debt	288	—	(662)	—	—
Total	$(700)	$—	$591	$—	$—

Nine Months Ended September 30, 2018
Interest rate contracts / Securities AFS	$(42)	$634	$268	$(616)	$18
Interest rate contracts / Long-term debt	(38)	(62)	(163)	60	(2)
Total	$(80)	$572	$105	$(556)	$16

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
At September 30, 2019, active cash flow hedge relationships extend or mature through June 2031. During the three and nine months ended September 30, 2019, respectively, $8 million and $27 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $6 million and $15 million during the three and nine months ended September 30, 2018, respectively. During the next twelve months, we expect to amortize $32 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their locations on the consolidated statement of income (loss):

	Gain (Loss) Recognized in AOCI on Derivatives(1)		Location of Gain (Loss) Reclassified from AOCI into Income(1)	Gain (Loss) Reclassified From AOCI into Income(1)
	2019	2018		2019	2018
	(in millions)
Three Months Ended September 30,
Foreign exchange contracts	$1	$2	Net interest income	$—	$—
Interest rate contracts	(22)	21	Net interest income	(8)	(6)
Total	$(21)	$23		$(8)	$(6)

Nine Months Ended September 30,
Foreign exchange contracts	$2	$(4)	Net interest income	$—	$—
Interest rate contracts	(17)	33	Net interest income	(27)	(15)
Total	$(15)	$29		$(27)	$(15)

(1)
As a result of adopting new accounting guidance discussed in Note 21, "New Accounting Pronouncements," beginning January 1, 2019, gains and losses on the derivatives in cash flow hedges are initially reported in AOCI and then reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. Prior to January 1, 2019, cash flow hedge ineffectiveness was separately measured and reported immediately in other income (loss). Cash flow hedge ineffectiveness was immaterial during the three and nine months ended September 30, 2018.

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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
		(in millions)
Interest rate contracts	Trading revenue	$(77)	$65	$(192)	$394
Foreign exchange contracts	Trading revenue	(7)	105	232	33
Equity contracts	Trading revenue	11	11	(139)	10
Precious metals contracts	Trading revenue	36	44	89	259
Credit contracts	Trading revenue	(179)	10	(446)	6
Total		$(216)	$235	$(456)	$702
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$131	$(68)	$467	$(284)
Interest rate contracts	Other income (loss)	1	—	(1)	—
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	(4)	(1)	(4)	(11)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	68	276	1,306	104
Credit contracts	Other income (loss)	(3)	(9)	(17)	1
Other contracts(1)	Other income (loss)	(4)	(5)	(13)	(19)
Total		$189	$193	$1,738	$(209)

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at September 30, 2019 was $834 million, for which we had posted collateral of $418 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2018 was $979 million, for which we had posted collateral of $422 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.

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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$38	$61
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2019	December 31, 2018
	(in millions)
Interest rate:
Futures and forwards	$729,684	$787,049
Swaps	2,855,855	3,203,048
Options written	94,535	106,009
Options purchased	103,195	107,561
	3,783,269	4,203,667
Foreign exchange:
Swaps, futures and forwards	1,417,913	1,052,088
Options written	50,475	30,567
Options purchased	51,493	31,069
Spot	58,519	31,084
	1,578,400	1,144,808
Commodities, equities and precious metals:
Swaps, futures and forwards	47,115	41,328
Options written	38,436	28,595
Options purchased	49,306	40,236
	134,857	110,159
Credit derivatives	119,521	97,298
Other contracts(1)	956	736
Total	$5,617,003	$5,556,668

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At September 30, 2019 and December 31, 2018, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
Long-Term Debt (Own Debt Issuances)  We elected to apply FVO accounting for certain fixed-rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without having to meet the hedge accounting requirements. The own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instruments. The observed market price of these instruments reflects the effect of changes to our own credit spreads and interest rates. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income (loss). Excluding the fair value movement attributable to our own credit spread, the components of gain (loss) in the consolidated statement of income (loss) related to long-term debt designated at fair value are summarized in the table below.
Hybrid Instruments  We elected to apply FVO accounting to all of our hybrid instruments issued, including structured notes and deposits. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments and our own credit risk. Cash flows of the hybrid instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities. Interest on this debt is recorded as interest expense in the consolidated statement of income (loss). Excluding the fair value movement attributable to our own credit spread, the components of gain (loss) in the consolidated statement of income (loss) related to hybrid instruments designated at fair value are summarized in the table below.

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At September 30, 2019
Commercial loans held for sale	$389	$399	$(10)
Securities purchased under resale agreements	29	29	—
Securities sold under repurchase agreements	459	459	—
Fixed rate long-term debt	2,229	1,750	479
Hybrid instruments:
Structured deposits	7,949	7,815	134
Structured notes	9,295	8,466	829
At December 31, 2018
Commercial loans held for sale	$109	$120	$(11)
Securities sold under repurchase agreements	560	560	—
Fixed rate long-term debt	1,935	1,750	185
Hybrid instruments:
Structured deposits	8,154	8,441	(287)
Structured notes	9,314	9,546	(232)

HSBC USA Inc.

Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Loans	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended September 30, 2019
Interest rate and other components(1)	$—	$(115)	$(98)	$(213)
Credit risk component(2)	(1)	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	(115)	(98)	(214)
Mark-to-market on related derivatives	—	89	95	184
Net realized gain on related long-term debt derivatives	—	11	—	11
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$(15)	$(3)	$(19)

Three Months Ended September 30, 2018
Interest rate and other components(1)	$—	$51	$(229)	$(178)
Credit risk component(2)	—	—	—	—
Total mark-to-market on financial instruments designated at fair value	—	51	(229)	(178)
Mark-to-market on related derivatives	—	(44)	241	197
Net realized gain on related long-term debt derivatives	—	10	—	10
Gain (loss) on instruments designated at fair value and related derivatives	$—	$17	$12	$29

Nine Months Ended September 30, 2019
Interest rate and other components(1)	$—	$(284)	$(1,532)	$(1,816)
Credit risk component(2)	2	—	—	2
Total mark-to-market on financial instruments designated at fair value	2	(284)	(1,532)	(1,814)
Mark-to-market on related derivatives	—	225	1,514	1,739
Net realized gain on related long-term debt derivatives	—	30	—	30
Gain (loss) on instruments designated at fair value and related derivatives	$2	$(29)	$(18)	$(45)

Nine Months Ended September 30, 2018
Interest rate and other components(1)	$—	$173	$78	$251
Credit risk component(2)	3	—	—	3
Total mark-to-market on financial instruments designated at fair value	3	173	78	254
Mark-to-market on related derivatives	—	(154)	(71)	(225)
Net realized gain on related long-term debt derivatives	—	34	—	34
Gain (loss) on instruments designated at fair value and related derivatives	$3	$53	$7	$63

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

(2)	The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income (loss).

HSBC USA Inc.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Three Months Ended September 30,	2019	2018
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(120)	$(570)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $38 million and $(46) million, respectively	117	(143)
Reclassification adjustment for (gains) losses realized in net income (loss), net of tax of $(11) and $2 million, respectively(1)	(35)	3
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $1 million and $1 million, respectively(2)	4	3
Total other comprehensive income (loss) for period	86	(137)
Balance at end of period	(34)	(707)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	197	118
Other comprehensive income (loss) for period:
Net unrealized losses arising during the period, net of tax of $(1) million and $(15) million, respectively	(3)	(47)
Total other comprehensive loss for period	(3)	(47)
Balance at end of period	194	71
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(140)	(187)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(4) million and $5 million, respectively	(17)	18
Reclassification adjustment for losses realized in net income (loss), net of tax of $1 million and $2 million, respectively(3)	7	4
Total other comprehensive income (loss) for period	(10)	22
Balance at end of period	(150)	(165)
Pension and postretirement benefit liability:
Balance at beginning of period	8	3
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $(1) million	(1)	—
Total other comprehensive loss for period	(1)	—
Balance at end of period	7	3
Total accumulated other comprehensive income (loss) at end of period	$17	$(798)

HSBC USA Inc.

Nine Months Ended September 30,	2019	2018
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(519)	$(250)
Cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax of $2 million(4)	—	4
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	—	(53)
Balance at beginning of period, adjusted	(519)	(299)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $166 million and $(131) million, respectively	532	(409)
Reclassification adjustment for gains realized in net income (loss), net of tax of $(18) million and $(2) million, respectively(1)	(58)	(8)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $3 million and $3 million, respectively(2)	11	9
Total other comprehensive income (loss) for period	485	(408)
Balance at end of period	(34)	(707)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	301	(19)
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	—	(4)
Balance at beginning of period, adjusted	301	(23)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(34) million and $31 million, respectively	(107)	94
Total other comprehensive income (loss) for period	(107)	94
Balance at end of period	194	71
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(159)	(164)
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	—	(35)
Balance at beginning of period, adjusted	(159)	(199)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(3) million and $7 million, respectively	(12)	23
Reclassification adjustment for losses realized in net income (loss), net of tax of $6 million and $4 million, respectively(3)	21	11
Total other comprehensive income for period	9	34
Balance at end of period	(150)	(165)
Pension and postretirement benefit liability:
Balance at beginning of period	11	2
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(4)	—	1
Balance at beginning of period, adjusted	11	3
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $(1) million and less than $1 million, respectively	(4)	—
Total other comprehensive loss for period	(4)	—
Balance at end of period	7	3
Total accumulated other comprehensive income (loss) at end of period	$17	$(798)

(1)	Amount reclassified to net income (loss) is included in other securities gains (losses), net in our consolidated statement of income (loss).

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

(3)	Amount reclassified to net income (loss) is included in net interest income in our consolidated statement of income (loss).

(4)	See Note 2, "Summary of Significant Accounting Polices and New Accounting Pronouncements," in our 2018 Form 10-K for additional discussion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Interest cost on projected benefit obligation	$14	$16	$43	$46
Expected return on plan assets	(20)	(20)	(57)	(60)
Amortization of net actuarial loss	4	5	16	15
Administrative costs	1	1	3	3
Pension expense	$(1)	$2	$5	$4
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Interest cost on accumulated benefit obligation	$—	$—	$1	$1
Amortization of net actuarial gain	—	—	(1)	—
Net periodic postretirement benefit cost	$—	$—	$—	$1

HSBC USA Inc.

13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and nine months ended September 30, 2019 and 2018. See Note 21, "Fee Income from Contracts with Customers," in our 2018 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Credit card fees, net	$18	$12	$48	$38
Trust and investment management fees	34	31	95	103
Other fees and commissions:
Account services(1)	68	70	201	218
Credit facilities	73	90	223	254
Other fees(1)	14	11	40	43
Total other fees and commissions	155	171	464	515
Servicing and other fees from HSBC affiliates	88	103	257	289
Insurance(2)	3	3	9	9
Total fee income from contracts with customers	298	320	873	954
Other non-fee revenues	188	166	439	582
Total other revenues(3)	$486	$486	$1,312	$1,536

(1)
During the fourth quarter of 2018, we concluded that certain wire transfer fees would be better presented in account services as opposed to other fees. As a result, we have reclassified $2 million and $12 million of wire transfer fees from other fees to account services during the three and nine months ended September 30, 2018 to conform with the current year presentation.

(2)	Included within other income (loss) in the consolidated statement of income (loss).

(3)	See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $25 million and $73 million during the three and nine months ended September 30, 2019, respectively, compared with $22 million and $65 million during the three and nine months ended September 30, 2018, respectively. Credit card rewards program costs totaled $11 million and $33 million during the three and nine months ended September 30, 2019, respectively, compared with $11 million and $32 million during the three and nine months ended September 30, 2018, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively totaled $2 million at both September 30, 2019 and December 31, 2018. We expect to recognize this revenue over a remaining period of one year or less.
Other than trust and investment management fees as discussed in our 2018 Form 10-K, we do not use significant judgments in the determination of the amount and timing of fee income from contracts with customers. Additionally, costs to obtain or fulfill contracts with customers were immaterial.

HSBC USA Inc.

14. Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. HSBC policy requires that these transactions occur at prevailing market rates and terms and, where applicable, these transactions are compliant with United States banking regulations. All extensions of credit by (and certain credit exposures of) HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA") to other HSBC affiliates (other than Federal Deposit Insurance Corporation insured banks) are legally required to be secured by eligible collateral. The following tables present related party balances and the income (expense) generated by related party transactions:

	September 30, 2019	December 31, 2018
	(in millions)
Assets:
Cash and due from banks	$486	$245
Interest bearing deposits with banks	1,484	1,000
Securities purchased under agreements to resell(1)	1,341	—
Trading assets	98	102
Loans	2,828	2,274
Other(2)	239	169
Total assets	$6,476	$3,790
Liabilities:
Deposits	$11,543	$12,000
Trading liabilities	1,087	349
Short-term borrowings	4,964	638
Long-term debt	7,847	7,845
Other(2)	284	333
Total liabilities	$25,725	$21,165

(1)	Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.

(2)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Income (Expense):
Interest income	$44	$26	$134	$72
Interest expense	(151)	(96)	(427)	(264)
Net interest expense	(107)	(70)	(293)	(192)
Trading revenue (expense)	551	(504)	(972)	27
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	40	48	121	132
HSBC Markets (USA) Inc. ("HMUS")	27	31	84	92
Other HSBC affiliates	21	24	52	65
Total servicing and other fees from HSBC affiliates	88	103	257	289
Gain (loss) on instruments designated at fair value and related derivatives	98	241	1,518	(62)
Support services from HSBC affiliates:
HSBC Technology & Services (USA) ("HTSU")	(274)	(301)	(849)	(909)
HMUS	(24)	(22)	(74)	(78)
Other HSBC affiliates	(96)	(76)	(262)	(228)
Total support services from HSBC affiliates	(394)	(399)	(1,185)	(1,215)
Rental income from HSBC affiliates, net(1)	16	10	40	36
Stock based compensation expense(2)	(6)	(6)	(20)	(21)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both September 30, 2019 and December 31, 2018, long-term debt with affiliates reflected $7.8 billion of borrowings from HSBC North America. The outstanding balances include $1.5 billion of fixed-rate senior debt which matures in March 2021, $2.0 billion of fixed-rate senior debt which matures in May 2021, $0.8 billion of floating-rate subordinated debt which matures in May 2025, $2.0 billion of fixed-rate senior debt which matures in September 2025 and $1.5 billion of fixed-rate senior debt which matures in March 2026.
We have a $150 million uncommitted line of credit with HSBC North America. There was no outstanding balance under this credit facility at either September 30, 2019 or December 31, 2018.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSBC Securities (USA) Inc. ("HSI"). In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2019 and December 31, 2018, we had the following loan balances outstanding with HSBC affiliates:

	September 30, 2019	December 31, 2018
	(in millions)
HMUS and subsidiaries	$2,453	$2,235
Other short-term affiliate lending	375	39
Total loans	$2,828	$2,274
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $12.8 billion at both September 30, 2019 and December 31, 2018 of which $2.5 billion and $2.2 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.

HSBC USA Inc.

We have extended lines of credit to various other HSBC affiliates totaling $4.7 billion which did not have any outstanding balances at either September 30, 2019 or December 31, 2018.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At September 30, 2019 and December 31, 2018, there were $375 million and $39 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $1,021.4 billion and $809.5 billion at September 30, 2019 and December 31, 2018, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $121 million and $108 million at September 30, 2019 and December 31, 2018, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 22, "Related Party Transactions," in our 2018 Form 10-K. There have been no significant changes in these activities since December 31, 2018.
Other Transactions with HSBC Affiliates:
At both September 30, 2019 and December 31, 2018, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," in our 2018 Form 10-K for additional details.
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
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2019
Net interest income	$209	$211	$67	$31	$25	$543	$1	$(41)	$503
Other operating income	70	63	251	19	35	438	2	46	486
Total operating income	279	274	318	50	60	981	3	5	989
Expected credit losses / provision for credit losses	51	19	(2)	—	—	68	25	1	94
	228	255	320	50	60	913	(22)	4	895
Operating expenses	503	144	196	50	53	946	156	4	1,106
Profit (loss) before income tax expense	$(275)	$111	$124	$—	$7	$(33)	$(178)	$—	$(211)

Three Months Ended September 30, 2018
Net interest income	$223	$206	$157	$42	$17	$645	$(2)	$(84)	$559
Other operating income	75	56	195	17	70	413	(15)	88	486
Total operating income	298	262	352	59	87	1,058	(17)	4	1,045
Expected credit losses / provision for credit losses	10	(4)	(30)	(1)	(1)	(26)	47	(1)	20
	288	266	382	60	88	1,084	(64)	5	1,025
Operating expenses	317	150	203	59	55	784	1	5	790
Profit (loss) before income tax expense	$(29)	$116	$179	$1	$33	$300	$(65)	$—	$235

Nine Months Ended September 30, 2019
Net interest income	$647	$614	$354	$105	$57	$1,777	$10	$(182)	$1,605
Other operating income	209	176	596	52	108	1,141	(18)	189	1,312
Total operating income	856	790	950	157	165	2,918	(8)	7	2,917
Expected credit losses / provision for credit losses	84	34	(17)	1	1	103	89	6	198
	772	756	967	156	164	2,815	(97)	1	2,719
Operating expenses	1,119	424	612	159	141	2,455	174	1	2,630
Profit (loss) before income tax expense	$(347)	$332	$355	$(3)	$23	$360	$(271)	$—	$89
Balances at end of period:
Total assets	$19,128	$27,734	$89,154	$7,042	$79,457	$222,515	$(37,755)	$—	$184,760
Total loans, net	17,378	26,251	17,871	5,940	1,735	69,175	(1,965)	3,450	70,660
Goodwill	372	358	—	321	—	1,051	191	—	1,242
Total deposits	34,877	25,489	32,002	7,720	3,876	103,964	(4,036)	19,873	119,801

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Nine Months Ended September 30, 2018
Net interest income	$664	$587	$457	$132	$50	$1,890	$12	$(236)	$1,666
Other operating income	239	169	644	53	225	1,330	(35)	241	1,536
Total operating income	903	756	1,101	185	275	3,220	(23)	5	3,202
Expected credit losses / provision for credit losses	16	(50)	(187)	(4)	3	(222)	114	12	(96)
	887	806	1,288	189	272	3,442	(137)	(7)	3,298
Operating expenses	983	440	628	181	641	2,873	(8)	(7)	2,858
Profit (loss) before income tax expense	$(96)	$366	$660	$8	$(369)	$569	$(129)	$—	$440
Balances at end of period:
Total assets	$18,977	$25,289	$76,194	$6,742	$78,421	$205,623	$(31,621)	$—	$174,002
Total loans, net	16,814	24,126	17,464	5,656	1,306	65,366	(829)	1,684	66,221
Goodwill	581	358	—	321	—	1,260	347	—	1,607
Total deposits	32,051	22,440	29,777	8,167	5,211	97,646	(3,441)	17,885	112,090

(1)	Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis.

(2)	Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

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
HSBC Bank USA is also required to maintain reserve balances either in the form of vault cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. At September 30, 2019 and December 31, 2018, HSBC Bank USA was required to maintain $2,375 million and $2,205 million, respectively, of reserve balances with the Federal Reserve Bank which are reported within interest bearing deposits with banks on the consolidated balance sheet.

HSBC USA Inc.

We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$15,875	4.5%	(2)	12.4%	$17,459	4.5%	(2)	13.6%
HSBC Bank USA	17,963	6.5		14.3	19,456	6.5		15.7
Tier 1 capital ratio:
HSBC USA	17,140	6.0		13.4	18,724	6.0		14.6
HSBC Bank USA	20,463	8.0		16.3	21,956	8.0		17.7
Total capital ratio:
HSBC USA	20,338	10.0		15.9	21,972	10.0		17.2
HSBC Bank USA	23,678	10.0		18.9	25,293	10.0		20.4
Tier 1 leverage ratio:
HSBC USA	17,140	4.0	(2)	9.2	18,724	4.0	(2)	11.0
HSBC Bank USA	20,463	5.0		11.1	21,956	5.0		13.1
Supplementary leverage ratio ("SLR"):
HSBC USA	17,140	3.0	(3)	6.5	18,724	3.0	(3)	7.6
HSBC Bank USA	20,463	3.0	(3)	8.0	21,956	3.0	(3)	9.1
Risk-weighted assets:(4)
HSBC USA	128,278				127,917
HSBC Bank USA	125,280				124,112
Adjusted quarterly average assets:(5)
HSBC USA	187,161				170,565
HSBC Bank USA	183,608				168,154
Total leverage exposure:(6)
HSBC USA	261,928				245,796
HSBC Bank USA	257,358				242,264

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at September 30, 2019 and December 31, 2018 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	September 30, 2019		December 31, 2018
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$94	$—	$112	$—
Long-term debt	—	66	—	66
Interest, taxes and other liabilities	—	34	—	37
Total	$94	$100	$112	$103
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at September 30, 2019 and December 31, 2018:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At September 30, 2019
Structured note vehicles	$1,525	$510	$10	$1,515
Limited partnership investments	2,053	547	263	547
Total	$3,578	$1,057	$273	$2,062
At December 31, 2018
Structured note vehicles	$3,033	$1,803	$20	$3,003
Limited partnership investments	1,578	454	209	454
Total	$4,611	$2,257	$229	$3,457
Information on the types of VIEs with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $1,515 million at September 30, 2019 will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at September 30, 2019 and December 31, 2018. Following the table is a description of the various arrangements.

	September 30, 2019		December 31, 2018
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$(602)	$52,590	$(562)	$45,384
Financial standby letters of credit, net of participations(3)(4)	—	5,447	—	5,302
Performance standby letters of credit, net of participations(3)(4)	—	3,586	—	3,670
Total	$(602)	$61,623	$(562)	$54,356

(1)	Includes $25,461 million and $25,734 million of notional issued for the benefit of HSBC affiliates at September 30, 2019 and December 31, 2018, respectively.

(2)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

(3)
Includes $1,389 million and $1,321 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at September 30, 2019 and December 31, 2018, respectively.

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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(602)	$52,590	$(562)	$45,384
Buy-protection credit derivative positions	630	66,931	601	51,914
Net position(1)	$28	$14,341	$39	$6,530

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $48 million and $43 million at September 30, 2019 and December 31, 2018, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $19 million and $16 million at September 30, 2019 and December 31, 2018, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at September 30, 2019 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	3.2	$24,908	$11,697	$36,605
Index credit derivatives	4.2	6,332	8,380	14,712
Total return swaps	2.8	1,071	202	1,273
Subtotal		32,311	20,279	52,590
Standby Letters of Credit(2)	1.1	7,113	1,920	9,033
Total		$39,424	$22,199	$61,623

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Beginning in 2016 and into 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $38 million and $40 million at September 30, 2019 and December 31, 2018, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. In 2017, we entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. During the third quarter of 2019 and the second quarter of 2018, we recorded losses of $4 million and $7 million, respectively, related to changes in the Visa Class B Share conversion rate as a result of the outstanding litigation. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 9, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $3 million and $2 million at September 30, 2019 and December 31, 2018, respectively.

HSBC USA Inc.

The following table summarizes the change in our estimated repurchase liability during the three and nine months ended September 30, 2019 and 2018 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Balance at beginning of period	$4	$9	$8	$10
Decrease in liability recorded through earnings	—	—	(3)	(1)
Realized losses	—	(1)	(1)	(1)
Balance at end of period	$4	$8	$4	$8
Our repurchase liability of $4 million at September 30, 2019 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at September 30, 2019. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $3.5 billion and $3.8 billion at September 30, 2019 and December 31, 2018, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Interest bearing deposits with banks	$3,121	$3,225
Trading assets(1)	4,802	2,465
Securities available-for-sale(2)	8,703	7,440
Securities held-to-maturity(2)	1,935	1,747
Loans(3)	16,262	18,189
Other assets(4)	3,937	2,289
Total	$38,760	$35,355

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,780 million and $822 million at September 30, 2019 and December 31, 2018, respectively. The fair value of trading assets that could be sold or repledged was $4,802 million and $2,464 million at September 30, 2019 and December 31, 2018, respectively.

HSBC USA Inc.

The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $11,726 million and $13,004 million at September 30, 2019 and December 31, 2018, respectively. Of this collateral, $10,776 million and $11,904 million could be sold or repledged at September 30, 2019 and December 31, 2018, respectively, of which $2,486 million and $243 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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
The following table provides information about resale and repurchase agreements that are subject to offset at September 30, 2019 and December 31, 2018:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At September 30, 2019
Assets:
Securities purchased under resale agreements	$11,711	$3,448	$8,263	$8,255	$—	$8
Liabilities:
Securities sold under repurchase agreements	$9,016	$3,448	$5,568	$5,568	$—	$—

At December 31, 2018
Assets:
Securities purchased under resale agreements	$12,035	$1,867	$10,168	$10,165	$—	$3
Liabilities:
Securities sold under repurchase agreements	$3,333	$1,867	$1,466	$1,458	$—	$8

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

HSBC USA Inc.

The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at September 30, 2019 and December 31, 2018:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At September 30, 2019
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$7,110	$1,071	$339	$—	$—	$8,520
Foreign debt securities	—	496	—	—	—	496
Total repurchase agreements accounted for as secured borrowings	$7,110	$1,567	$339	$—	$—	$9,016

At December 31, 2018
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1,773	$369	$—	$191	$1,000	$3,333

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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income (loss).

	Fair Value Measurements on a Recurring Basis
September 30, 2019	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(1)	$—	$29	$—	$29	$—	$29
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	7,471	143	—	7,614	—	7,614
Asset-backed securities:
Collateralized debt obligations	—	—	84	84	—	84
Residential mortgages	—	—	17	17	—	17
Student loans	—	—	86	86	—	86
Corporate and other domestic debt securities	—	—	510	510	—	510
Debt securities issued by foreign entities	12,349	682	—	13,031	—	13,031
Equity securities	2,076	—	—	2,076	—	2,076
Precious metals trading	—	3,211	—	3,211	—	3,211
Derivatives:(2)
Interest rate contracts	174	12,893	53	13,120	—	13,120
Foreign exchange contracts	—	15,800	123	15,923	—	15,923
Equity contracts	—	3,805	184	3,989	—	3,989
Precious metals contracts	124	1,205	5	1,334	—	1,334
Credit contracts	—	1,186	66	1,252	—	1,252
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(32,563)	(32,563)
Total derivatives	298	34,889	436	35,623	(32,563)	3,060
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,049	15,764	—	37,813	—	37,813
Asset-backed securities:
Home equity	—	33	—	33	—	33
Other	—	—	115	115	—	115
Debt securities issued by foreign entities	3,032	423	—	3,455	—	3,455
Loans(1)	—	389	—	389	—	389
Other assets:
Equity securities	—	147	—	147	—	147
Equity securities measured at net asset value(5)	—	—	—	134	—	134
Total assets	$47,275	$55,710	$1,248	$104,367	$(32,563)	$71,804
Liabilities:
Domestic deposits(1)	$—	$7,096	$853	$7,949	$—	$7,949
Trading liabilities, excluding derivatives	950	958	—	1,908	—	1,908
Derivatives:(2)
Interest rate contracts	28	14,450	25	14,503	—	14,503
Foreign exchange contracts	—	15,235	141	15,376	—	15,376
Equity contracts	—	2,971	117	3,088	—	3,088
Precious metals contracts	175	1,231	5	1,411	—	1,411
Credit contracts	—	1,234	26	1,260	—	1,260
Other contracts(3)	—	—	38	38	—	38
Derivatives netting	—	—	—	—	(33,454)	(33,454)
Total derivatives	203	35,121	352	35,676	(33,454)	2,222
Short-term borrowings(1)	—	459	—	459	—	459
Long-term debt(1)	—	11,188	336	11,524	—	11,524
Total liabilities	$1,153	$54,822	$1,541	$57,516	$(33,454)	$24,062

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2018	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$5,368	$152	$—	$5,520	$—	$5,520
Asset-backed securities:
Collateralized debt obligations	—	—	100	100	—	100
Residential mortgages	—	—	16	16	—	16
Student loans	—	—	92	92	—	92
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	8,552	207	—	8,759	—	8,759
Equity securities	751	—	—	751	—	751
Precious metals trading	—	1,889	—	1,889	—	1,889
Derivatives:(2)
Interest rate contracts	2	10,053	2	10,057	—	10,057
Foreign exchange contracts	—	15,919	2	15,921	—	15,921
Equity contracts	—	2,449	97	2,546	—	2,546
Precious metals contracts	16	829	—	845	—	845
Credit contracts	—	883	73	956	—	956
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(27,192)	(27,192)
Total derivatives	18	30,133	179	30,330	(27,192)	3,138
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	16,198	11,699	—	27,897	—	27,897
Asset-backed securities:
Home equity	—	42	—	42	—	42
Other	—	—	107	107	—	107
Debt securities issued by foreign entities	2,362	971	—	3,333	—	3,333
Loans(1)	—	109	—	109	—	109
Other assets:
Equity securities	—	190	—	190	—	190
Equity securities measured at net asset value(5)	—	—	—	88	—	88
Other assets(7)	—	—	4	4	—	4
Total assets	$33,249	$45,392	$2,301	$81,030	$(27,192)	$53,838
Liabilities:
Domestic deposits(1)	$—	$7,229	$925	$8,154	$—	$8,154
Trading liabilities, excluding derivatives	738	215	—	953	—	953
Derivatives:(2)
Interest rate contracts	45	11,140	—	11,185	—	11,185
Foreign exchange contracts	15	15,715	3	15,733	—	15,733
Equity contracts	—	2,717	149	2,866	—	2,866
Precious metals contracts	274	626	—	900	—	900
Credit contracts	—	926	21	947	—	947
Other contracts(3)	—	—	40	40	—	40
Derivatives netting	—	—	—	—	(28,847)	(28,847)
Total derivatives	334	31,124	213	31,671	(28,847)	2,824
Short-term borrowings(1)	—	560	—	560	—	560
Long-term debt(1)	—	10,837	412	11,249	—	11,249
Total liabilities	$1,072	$49,965	$1,550	$52,587	$(28,847)	$23,740

(1)
See Note 10, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), fair value option assets and liabilities are recorded at fair value through net income (loss).

(2)
Includes trading derivative assets of $2,928 million and $3,048 million and trading derivative liabilities of $2,139 million and $2,690 million at September 30, 2019 and December 31, 2018, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 9, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income (loss).

(3)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

HSBC USA Inc.

(4)	Securities available-for-sale are recorded at fair value through other comprehensive income (loss).

(5)	Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

(6)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(7)	Represented contingent consideration receivable associated with the sale of a portion of our PB business, which concluded during the third quarter of 2019.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2019 and 2018. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2019	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2019	Current Period Unrealized Gains (Losses) Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$86	$(1)	$—	$—	$—	$(1)	$—	$—	$84	$(1)	$—
Residential mortgage asset-backed securities	16	1	—	—	—	—	—	—	17	—	—
Student loan asset-backed securities	90	—	—	—	—	(4)	—	—	86	—	—
Corporate and other domestic debt securities	510	—	—	—	—	—	—	—	510	—	—
Derivatives, net:(2)
Interest rate contracts	10	18	—	—	—	—	—	—	28	17	—
Foreign exchange contracts	(1)	4	—	—	—	—	(21)	—	(18)	3	—
Equity contracts	62	3	—	—	—	(2)	—	4	67	—	—
Credit contracts	46	(2)	—	—	—	(4)	—	—	40	(2)	—
Other contracts(3)	(35)	(4)	—	—	—	6	—	—	(33)	—	—
Other asset-backed securities available-for-sale(4)	113	—	2	—	—	—	—	—	115	—	2
Other assets(5)	1	—	—	—	—	(1)	—	—	—	—	—
Total assets	$898	$19	$2	$—	$—	$(6)	$(21)	$4	$896	$17	$2
Liabilities:
Domestic deposits(6)	$(930)	$(27)	$(5)	$—	$(30)	$57	$(1)	$83	$(853)	$(24)	$(5)
Long-term debt(6)	(441)	16	(2)	—	(27)	73	—	45	(336)	24	(2)
Total liabilities	$(1,371)	$(11)	$(7)	$—	$(57)	$130	$(1)	$128	$(1,189)	$—	$(7)

HSBC USA Inc.

	Jan. 1, 2019	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2019	Current Period / Unrealized Gains (Losses) Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$100	$2	$—	$—	$—	$(18)	$—	$—	$84	$(11)	$—
Residential mortgage asset-backed securities	16	1	—	—	—	—	—	—	17	—	—
Student loan asset-backed securities	92	5	—	—	—	(11)	—	—	86	(2)	—
Corporate and other domestic debt securities	1,803	—	—	—	—	(1,293)	—	—	510	—	—
Derivatives, net:(2)
Interest rate contracts	2	31	—	—	—	—	—	(5)	28	25	—
Foreign exchange contracts	(1)	4	—	—	—	—	(21)	—	(18)	3	—
Equity contracts	(52)	113	—	—	—	3	—	3	67	115	—
Credit contracts	52	(42)	—	—	—	30	—	—	40	(4)	—
Other contracts(3)	(35)	(13)	—	—	—	15	—	—	(33)	—	—
Other asset-backed securities available-for-sale(4)	107	—	8	—	—	—	—	—	115	—	8
Other assets(5)	4	—	—	—	—	(4)	—	—	—	—	—
Total assets	$2,088	$101	$8	$—	$—	$(1,278)	$(21)	$(2)	$896	$126	$8
Liabilities:
Domestic deposits(6)	$(925)	$(91)	$(8)	$—	$(175)	$166	$(6)	$186	$(853)	$(156)	$(8)
Long-term debt(6)	(412)	(27)	(4)	—	(91)	106	—	92	(336)	(35)	(4)
Total liabilities	$(1,337)	$(118)	$(12)	$—	$(266)	$272	$(6)	$278	$(1,189)	$(191)	$(12)

HSBC USA Inc.

	Jul. 1, 2018	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2018	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$131	$4	$—	$—	$—	$(23)	$—	$—	$112	$2
Residential mortgage asset-backed securities	—	—	—	—	—	—	16	—	16	—
Student loan asset-backed securities	—	—	—	—	—	—	92	—	92	—
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Foreign exchange contracts	(1)	—	—	—	—	—	—	—	(1)	—
Equity contracts	2	8	—	—	—	1	—	(1)	10	9
Credit contracts	110	1	—	—	—	(47)	—	—	64	(5)
Other contracts(3)	(51)	(5)	—	—	—	11	—	—	(45)	—
Other asset-backed securities available-for-sale(4)	107	—	(2)	—	—	—	—	—	105	(2)
Other assets(5)	12	—	—	—	—	(8)	—	—	4	—
Total assets	$2,113	$8	$(2)	$—	$—	$(66)	$108	$(1)	$2,160	$4
Liabilities:
Domestic deposits(6)	$(876)	$(8)	$(1)	$—	$(106)	$25	$(7)	$30	$(943)	$(7)
Long-term debt(6)	(557)	(10)	—	—	(37)	29	—	43	(532)	(7)
Total liabilities	$(1,433)	$(18)	$(1)	$—	$(143)	$54	$(7)	$73	$(1,475)	$(14)

HSBC USA Inc.

	Jan. 1, 2018	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2018	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$129	$12	$—	$—	$—	$(29)	$—	$—	$112	$10
Residential mortgage asset-backed securities	—	—	—	—	—	—	16	—	16	—
Student loan asset-backed securities	—	—	—	—	—	—	92	—	92	—
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Foreign exchange contracts	—	(1)	—	—	—	—	—	—	(1)	(1)
Equity contracts	81	(42)	—	—	—	(29)	(1)	1	10	(34)
Credit contracts	114	3	—	—	—	(53)	—	—	64	(35)
Other contracts(3)	(46)	(19)	—	—	—	20	—	—	(45)	—
Other asset-backed securities available-for-sale(4)	111	—	(6)	—	—	—	—	—	105	(5)
Other assets(5)	15	(3)	—	—	—	(8)	—	—	4	—
Total assets	$2,207	$(50)	$(6)	$—	$—	$(99)	$107	$1	$2,160	$(65)
Liabilities:
Domestic deposits(6)	$(897)	$15	$2	$—	$(285)	$85	$(20)	$157	$(943)	$16
Long-term debt(6)	(641)	(4)	5	—	(180)	170	—	118	(532)	10
Total liabilities	$(1,538)	$11	$7	$—	$(465)	$255	$(20)	$275	$(1,475)	$26

(1)	Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income (loss).

(2)
Level 3 net derivatives included derivative assets of $436 million and derivative liabilities of $352 million at September 30, 2019 and derivative assets of $156 million and derivative liabilities of $128 million at September 30, 2018. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

(3)
Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares. Gains (losses) on these swap agreements are included in other income (loss) in the consolidated statement of income (loss).

(4)
Realized gains (losses) on securities available-for-sale are included in other securities gains (losses), net in the consolidated statement of income (loss). Unrealized gains (losses) on securities available-for-sale are included in other comprehensive income (loss).

(5)
Represented contingent consideration receivable associated with the sale of a portion of our PB business, which concluded during the third quarter of 2019. Gains (losses) associated with this transaction were included in other income (loss) in the consolidated statement of income (loss).

(6)
Excluding unrealized gains (losses) on fair value option liabilities attributable to our own credit spread, which are recorded in other comprehensive income (loss), gains (losses) on fair value option liabilities are included in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

HSBC USA Inc.

Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at September 30, 2019 and December 31, 2018:

September 30, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Collateralized debt obligations	$84	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 0%	0%
			Conditional default rates	0% - 1%	0.9%
			Loss severity rates	90% - 95%	92%
Residential mortgage asset-backed securities	$17	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	5% - 10%	5%
			Conditional default rates	1% - 5%	5%
			Loss severity rates	65% - 70%	65%
			Discount margin	100bps - 250bps	200bps
Student loan asset-backed securities	$86	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	8% - 9%	8.4%
			Conditional default rates	0% - 2%	1%
			Loss severity rates	15% - 40%	33%
			Discount margin	93bps - 194bps	120bps
Corporate and other domestic debt securities	$510	Discounted cash flows	Spread volatility on collateral assets	3% - 4%	3.3%
			Correlation between insurance claim shortfall and collateral value	80%	N/A
Interest rate derivative contracts	$28	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	42% - 100%	74%
			Likelihood of transaction being executed	75% - 100%	90%
Foreign exchange derivative contracts(2)	$(18)	Option pricing model	Implied volatility of currency pairs	8% - 12%	10%
Equity derivative contracts(2)	$67	Option pricing model	Equity / Equity Index volatility	7% - 38%	23%
			Equity / Equity and Equity / Index correlation	43% - 79%	49%
			Equity dividend yields	0% - 3%	0%
Credit derivative contracts	$40	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	50bps - 63bps	57bps
Other derivative contracts	$(33)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1 - 2 years	1.5 years
Other asset-backed securities available-for-sale	$115	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%	2%
Domestic deposits (structured deposits)(2)(3)	$(853)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%	10%
			Equity / Equity Index volatility	7% - 29%	14%
			Equity / Equity and Equity / Index correlation	43% - 47%	44%
Long-term debt (structured notes)(2)(3)	$(336)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%	10%
			Equity / Equity Index volatility	7% - 31%	15%
			Equity / Equity and Equity / Index correlation	45% - 79%	68%

HSBC USA Inc.

December 31, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$100	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 1%
			Conditional default rates	0% - 1%
			Loss severity rates	90% - 95%
Residential mortgage asset-backed securities	$16	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 5%
			Conditional default rates	1% - 4%
			Loss severity rates	80% - 85%
			Discount margin	100bps - 250bps
Student loan asset-backed securities	$92	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	6% - 7%
			Conditional default rates	1% - 2%
			Loss severity rates	25% - 40%
			Discount margin	91bps -115bps
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$2	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	3% - 99%
			Likelihood of transaction being executed	75% - 100%
Foreign exchange derivative contracts(2)	$(1)	Option pricing model	Implied volatility of currency pairs	8% - 12%
Equity derivative contracts(2)	$(52)	Option pricing model	Equity / Equity Index volatility	7% - 44%
			Equity / Equity and Equity / Index correlation	42% - 79%
			Equity dividend yields	0% - 7%
Credit derivative contracts	$52	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	102bps - 118bps
Other derivative contracts	$(35)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	2 - 3 years
Other asset-backed securities available-for-sale	$107	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$4	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(2)(3)	$(925)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%
			Equity / Equity Index volatility	7% - 37%
			Equity / Equity and Equity / Index correlation	42% - 49%
Long-term debt (structured notes)(2)(3)	$(412)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%
			Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	45% - 79%

(1)
For other asset-backed securities available-for-sale, the value shown is the arithmetic average. For foreign exchange derivatives, equity derivatives, structured deposits and structured notes, weighted averages are calculated based on the fair value of the instruments. For all remaining instrument types, weighted averages are calculated based on the notional value of the instruments.

(2)
We are the client-facing entity and we enter into identical but opposite derivatives to transfer the resultant risks to our affiliates. With the exception of counterparty credit risks, we are market neutral. The corresponding intra-group derivatives are presented as equity derivatives and foreign exchange derivatives in the table.

(3)	Structured deposits and structured notes contain embedded derivative features whose fair value measurements contain significant Level 3 inputs.
N/A Not Applicable

HSBC USA Inc.

Uncertainty of Level 3 Inputs to Fair Value Measurements
Collateralized debt obligations ("CDOs"), residential mortgage and student loan asset-backed securities - Probability of default, prepayment rate, loss severity and, for residential mortgage asset-backed securities and student loan asset-backed securities, discount margin are significant unobservable inputs.

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
A significant increase (decrease) in these inputs would have resulted in a lower (higher) fair value measurement of the CDOs or securities. Generally, a change in assumption for default probability would have been accompanied by a directionally similar change in loss severity, and a directionally opposite change in prepayment speed.
Corporate and domestic debt securities - The fair value measurement of certain corporate debt securities is affected by the fair value of the underlying portfolios of investments used as collateral and the make-whole guarantee provided by third party guarantors. The probability that the collateral fair value declines below the collateral call threshold concurrent with the guarantors' failure to perform its make whole obligation is unobservable. Generally, an increase (decrease) in the probability the collateral value falls below the collateral call threshold would have been accompanied by a directionally similar change in default probability of the guarantor and would have resulted in a lower (higher) fair value measurement of the securities.
Interest rate derivatives - The fair value measurement of certain forward starting interest rate derivatives is affected by the underlying project contingency risk for which probability of execution is not certain (i.e., the interest rate derivative can be canceled if the project fails to execute). For mortgage rate lock commitments, the fair value measurement is affected by the probability of executing and funding the mortgage. An increase (decrease) in the likelihood of a project or mortgage being executed would have resulted in a lower (higher) fair value measurement of the interest rate derivative.
Equity and foreign exchange derivatives - The fair value measurement of a structured equity or foreign exchange derivative is primarily affected by the implied volatility of the underlying equity price or exchange rate of the paired foreign currencies. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information and are not observable. A significant increase (decrease) in the implied volatility would have resulted in a higher (lower) fair value of a long position in the derivative contract. For a derivative referenced to a basket of variables such as equities or foreign currencies, the fair value measurement is also affected by the correlation of the referenced variables. Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair), which can be positively or negatively correlated. A majority of the correlations are not observable, but are derived based on historical data. A significant increase (decrease) in the correlation of the referenced variables would have resulted in a higher (lower) fair value of a long position in the derivative contract.
Credit derivatives - The fair value measurement of certain credit derivatives is primarily affected by the credit spreads of credit default swap contracts insuring asset-backed securities. A significant increase (decrease) in the credit spreads would have resulted in a lower (higher) fair value measurement of the credit derivative.
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
Significant Transfers Into and Out of Level 3 Measurements During the three and nine months ended September 30, 2019, we transferred $83 million and $186 million, respectively, of domestic deposits and $45 million and $92 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

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
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) goodwill that was written down to its fair value. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at September 30, 2019 and December 31, 2018. The gains (losses) during the three and nine months ended September 30, 2019 and 2018 are also included.

	Non-Recurring Fair Value Measurements at September 30, 2019				Total Gains (Losses) For the Three Months Ended September 30, 2019	Total Gains (Losses) For the Nine Months Ended September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$9	$—	$9	$—	$—
Consumer loans(2)	—	15	—	15	(2)	(6)
Impaired commercial loans(3)	—	—	79	79	1	—
Real estate owned(4)	—	7	—	7	(1)	(1)
Goodwill(5)	—	—	372	372	(365)	(365)
Total assets at fair value on a non-recurring basis	$—	$31	$451	$482	$(367)	$(372)

	Non-Recurring Fair Value Measurements at December 31, 2018				Total Gains (Losses) For the Three Months Ended September 30, 2018	Total Gains (Losses) For the Nine Months Ended September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(2)	$—	$15	$—	$15	$(2)	$(4)
Commercial loans held for sale(6)	—	36	—	36	2	5
Impaired commercial loans(3)	—	—	37	37	8	109
Real estate owned(4)	—	7	—	7	1	3
Total assets at fair value on a non-recurring basis	$—	$58	$37	$95	$9	$113

(1)	At September 30, 2019, the fair value of the loans held for sale was below cost.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

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

(5)
During the third quarter of 2019, the goodwill allocated to our RBWM business was written down to its fair value of $372 million. See Note 7, "Goodwill," for further discussion of the results of our annual goodwill impairment testing, including the method for determining fair value and the events and circumstances leading to the impairment.

(6)	At December 31, 2018, the fair value of the loans held for sale was below cost.

HSBC USA Inc.

Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at September 30, 2019 and December 31, 2018:

At September 30, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Impaired commercial loans	$79	Valuation of third party appraisal on underlying collateral	Loss severity rates	10% - 100%	26%

At December 31, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Impaired commercial loans	$37	Valuation of third party appraisal on underlying collateral	Loss severity rates	13% - 100%

(1)	Weighted average is calculated based on the carrying value of the loans.
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

•
Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $47 million and $72 million at September 30, 2019 and December 31, 2018, respectively.

The following tables provide additional information relating to our asset-backed securities, including certain CDOs, at September 30, 2019:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 3	Total
		(in millions)
AAA - A	Collateralized debt obligations	$53	$53
	Student loans	86	86
	Total AAA -A	139	139
BBB - B	Collateralized debt obligations	31	31
CCC - Unrated	Residential mortgages - Subprime	17	17
		$187	$187
Available-for-sale asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Home equity - Alt A	$33	$—	$33
	Other	—	54	54
	Total AAA -A	33	54	87
BBB -B	Other	—	61	61
		$33	$115	$148

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
The carrying amount of certain financial instruments recorded at cost on the consolidated balance sheet is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, customer acceptance assets and liabilities, federal funds sold and purchased, securities purchased and sold under resale and repurchase agreements, deposits with no stated maturity (e.g., demand, savings and certain money market deposits), short-term borrowings and dividends payable.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at September 30, 2019 and December 31, 2018 and their classification within the fair value hierarchy:

September 30, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$12,695	$12,695	$1,496	$11,183	$16
Federal funds sold and securities purchased under agreements to resell	8,234	8,234	—	8,234	—
Securities held-to-maturity	13,350	13,502	—	13,502	—
Commercial loans, net of allowance for credit losses	50,754	52,356	—	—	52,356
Commercial loans held for sale	93	93	—	93	—
Consumer loans, net of allowance for credit losses	19,906	19,536	—	—	19,536
Consumer loans held for sale:
Residential mortgages	58	59	—	58	1
Financial liabilities:
Short-term financial liabilities	$8,519	$8,519	$—	$8,503	$16
Deposits:
Without fixed maturities	95,905	95,905	—	95,905	—
Fixed maturities	15,947	15,871	—	15,871	—
Long-term debt	17,823	18,139	—	18,139	—

HSBC USA Inc.

December 31, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$17,237	$17,237	$1,514	$15,700	$23
Federal funds sold and securities purchased under agreements to resell	10,168	10,168	—	10,168	—
Securities held-to-maturity	14,670	14,443	—	14,443	—
Commercial loans, net of allowance for credit losses	48,884	50,671	—	—	50,671
Commercial loans held for sale	285	285	—	285	—
Consumer loans, net of allowance for credit losses	19,553	18,878	—	—	18,878
Consumer loans held for sale:
Residential mortgages	65	65	—	65	—
Other consumer	53	53	—	—	53
Financial liabilities:
Short-term financial liabilities	$3,643	$3,649	$—	$3,626	$23
Deposits:
Without fixed maturities	91,794	91,794	—	91,794	—
Fixed maturities	10,996	10,933	—	10,933	—
Deposits held for sale	10	10	—	10	—
Long-term debt	19,379	19,688	—	19,688	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $163 million and $165 million at September 30, 2019 and December 31, 2018, respectively.

20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2019 (the "2019 First Quarter Form 10-Q") and the six month period ended June 30, 2019 (the "2019 Second Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2018 Form 10-K, our 2019 First Quarter Form 10-Q and our 2019 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2018 Form 10-K, our 2019 First Quarter Form 10-Q and our 2019 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
During the three and nine months ended September 30, 2019, we recorded expense related to legal matters (excluding attorney's fees) of $13 million and $16 million, respectively, compared with expense of $3 million and $513 million during the three and nine months ended September 30, 2018, respectively. The expense in the 2018 year-to-date period included expense related to a

HSBC USA Inc.

mortgage securitization matter that was settled in October 2018. See Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K for additional discussion.
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2019 First Quarter Form 10-Q and our 2019 Second Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $330 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the ongoing investigations disclosed in Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2019 First Quarter Form 10-Q and our 2019 Second Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Madoff Litigation
In August 2019, the non-U.S. HSBC defendants filed a petition with the U.S. Supreme Court for review of the U.S. Court of Appeals for the Second Circuit’s decision reversing dismissal of the claims against them.
Supranational, Sovereign and Agency ("SSA") Bonds In September 2019, the parties reached a settlement of the Canadian SSA bonds litigation for CAD $1.323 million. The court granted preliminary approval, and a final approval hearing has been scheduled for February 2020. The U.S. HSBC defendants, including HSBC Bank USA, did not contribute to the settlement.
Mexican Government Bond Litigation In September 2019, the court granted defendants' motion to dismiss. Plaintiffs are seeking leave to amend the complaint.
Benchmark Rate Litigation
CDOR: Plaintiffs withdrew an appeal of the March 2019 decision dismissing the action. The matter is now concluded.
ICE Libor: Defendants filed a motion to dismiss the amended complaint in August 2019.
Anti-Terrorism Act Cases
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In September 2019, the district court granted defendants' motion to dismiss. Plaintiffs filed a motion for partial reconsideration of the court's decision as it relates to the dismissal of claims against certain non-HSBC defendants.
Jeffrey Siegel, et al. v. HSBC Holdings plc, et al. In August 2019, the U.S. Court of Appeals for the Second Circuit upheld the district court's dismissal of the action.
Mary Zapata, et al. v. HSBC Holdings plc, et al. In October 2019, the court granted the defendants' motion to dismiss. Plaintiffs have appealed the decision.
Frank Ortega v. HSBC Bank USA, National Association In October 2019, the court issued an order of voluntary dismissal of the action.
Other Regulatory and Law Enforcement Investigations
In October 2019, HSBC Bank USA resolved an investigation by the Commodity Futures Trading Commission relating to historical swaps reporting and swap-dealer risk management issues. HSBC Bank USA paid a $650,000 civil monetary penalty, an amount which was fully reserved.

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

HSBC USA Inc.

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

•
Goodwill Impairment Testing In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test. Under step two, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will now be measured at the amount by which a reporting unit's carrying amount exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. We elected to early adopt this guidance in conjunction with completing our annual impairment test of goodwill during the third quarter of 2019. See Note 7, "Goodwill," for a discussion of the results of our goodwill impairment testing.

•
Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Excluding Eliminated and Amended Disclosures) In August 2018, the FASB issued an ASU that adds certain disclosure requirements for fair value measurements. We elected to early adopt the new guidance during the third quarter of 2019. While adoption of this guidance resulted in changes to our existing disclosures, it did not have any additional impact on our consolidated financial statements. See Note 19, "Fair Value Measurements," for the new disclosure required by this standard.

The following are accounting pronouncements which will be adopted in future periods:

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that will significantly change measurement of credit losses. The ASU requires recognition of lifetime expected credit losses for loans (including TDR loans), held-to-maturity and AFS debt securities, off-balance sheet credit exposures and certain other financial assets reported at amortized cost. Modeling and economic forecasting requirements of the ASU are new and extensive, and the ASU's requirements differ significantly from the IFRS credit loss reporting that we implemented in 2018 for reporting to HSBC. We continue to progress towards completing these requirements. The ASU is effective for all annual and interim periods beginning no later than January 1, 2020 and is required to be adopted by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Based on our present expectations of credit performance by our relevant financial assets, we do not expect our one-time ASU adoption adjustment to be material. The ultimate amount of any change to our allowance will depend upon the composition of our portfolio at the adoption date as well as economic conditions and loss forecasts at that date, and other management judgment.

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
Economic Environment  The U.S. economy continued to grow during the first nine months of 2019, although the pace of growth was slower than in 2018. U.S. Gross Domestic Product ("GDP") is currently forecast to grow at an annual rate of 1.9 percent in the third quarter of 2019, lower than 2018's GDP annual growth rate, while inflation in the third quarter of 2019 remained below the FRB's target inflation rate. The U.S. economy added over 1.4 million jobs during the first nine months of 2019 and the total unemployment rate fell to 3.5 percent at September 2019 as compared with 3.9 percent at December 2018. In September 2019, the FRB cut short-term interest rates by 25 basis points, the second such rate decrease this quarter, as a result of increased economic uncertainty from trade tensions and a slowing global economy.
The slowing of economic growth both in the United States and abroad during the first nine months of 2019 has created global uncertainty about the future economic environment. The sustainability of economic growth will be determined by numerous other variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. Concerns over interest rate levels, inflation, domestic and global policy issues, U.S. trade policy and geopolitical events as well as the implications of those events on the markets in general further add to global uncertainty. Interest rate levels, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2019 and beyond.
Performance, Developments and Trends The following table sets forth selected financial highlights for HUSI on a U.S. GAAP basis for the three and nine months ended September 30, 2019 and 2018 and at September 30, 2019 and December 31, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars are in millions)
Net income (loss)	$(250)	$177	$(20)	$208
Rate of return on average:
Total assets	(.5)%	.4%	—%	.2%
Risk-weighted assets	(.8)	.6	—	.2
Common equity	(5.7)	3.7	(.4)	1.2
Tangible common equity	(6.3)	4.1	(.5)	1.3
Total equity	(5.3)	3.5	(.1)	1.4
Net interest margin	1.14	1.43	1.29	1.40
Efficiency ratio	111.8	75.6	90.2	89.3
Commercial net charge-off ratio(1)	.12	.10	.06	.10
Consumer net charge-off ratio(1)	.30	.08	.28	.10

(1)	Excludes loans held for sale.

HSBC USA Inc.

	September 30, 2019	December 31, 2018
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.95%	.78%
Commercial allowance as a percent of loans(1)	1.10	.93
Consumer allowance as a percent of loans(1)	.56	.42
Consumer two-months-and-over contractual delinquency	1.95	2.05
Loans to deposits ratio(2)	74.07	75.02
Common equity Tier 1 capital to risk-weighted assets	12.4	13.6
Tier 1 capital to risk-weighted assets	13.4	14.6
Total capital to risk-weighted assets	15.9	17.2
Tier 1 leverage ratio	9.2	11.0
Supplementary leverage ratio	6.5	7.6
Total equity to total assets	10.0	11.9

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$12,679	$17,214
Trading assets	29,557	21,978
Securities available-for-sale	41,416	31,379
Loans:
Commercial loans	51,317	49,342
Consumer loans	20,019	19,636
Total loans	71,336	68,978
Deposits	119,801	110,955

(1)	Excludes loans held for sale.

(2)
Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Net income (loss) was losses of $250 million and $20 million during the three and nine months ended September 30, 2019, respectively, compared with income of $177 million and $208 million during the three and nine months ended September 30, 2018, respectively. Income (loss) before income tax was a loss of $211 million and income of $89 million during the three and nine months ended September 30, 2019, respectively, compared with income of $235 million and $440 million during the three and nine months ended September 30, 2018, respectively. Income (loss) before income tax decreased during the three months ended September 30, 2019 due primarily to higher operating expenses driven by a goodwill impairment charge recorded during the third quarter of 2019 as discussed below and, to a lesser extent, a higher provision for credit losses and lower net interest income. In the year-to-date period, income (loss) before income tax decreased due to a higher provision for credit losses, lower other revenues and lower net interest income, partially offset by lower operating expenses as the impact of the goodwill impairment charge discussed below was more than offset by expense recorded in the prior year related to a mortgage securitization legal matter that was settled in October 2018. For additional discussion of the mortgage securitization legal matter, see Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K.
During the third quarter of 2019, we completed our annual impairment test of goodwill and determined that the fair value of our Commercial Banking and Private Banking reporting units exceeded or approximated their carrying values including allocated goodwill. However, the cash flow projections for our Retail Banking and Wealth Management reporting unit were significantly lower than previous estimates and resulted in the carrying amount of this reporting unit, including allocated goodwill, exceeding its fair value. As a result, we recorded a goodwill impairment charge of $365 million, representing a portion of the $737 million of goodwill previously allocated to this reporting unit. The fair value of our Private Banking reporting unit approximated its book value, including allocated goodwill of $412 million. As discussed in our 2018 Form 10-K, our goodwill impairment testing is highly sensitive to certain assumptions and estimates used. We will continue to monitor changes to our business forecasts as we continue to perform periodic analyses of the risks and strategies of our business and product offerings. If deterioration in economic and credit conditions, a change in the strategy or performance of our business or product offerings, or an increase in the capital

HSBC USA Inc.

requirements of our business occurs, interim goodwill impairment tests for our reporting units could be required, which may result in an impairment charge. For additional discussion of the results of our annual goodwill impairment testing, see Note 7, "Goodwill," in the accompanying consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Income (loss) before income tax, as reported	$(211)	$235	$89	$440
Goodwill impairment	365	—	365	—
Severance costs(1)	6	—	23	—
Expense related to certain mortgage loan legal matters	—	—	—	507
Adjusted performance(2)	$160	$235	$477	$947

(1)	Reflects severance costs associated with a 2019 global initiative aimed to right-size our cost base.

(2)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items in the table above, our adjusted performance during the three and nine months ended September 30, 2019 decreased $75 million and $470 million, respectively, compared with the prior year periods due to a higher provision for credit losses, lower net interest income and, in the year-to-date period, lower other revenues driven by lower trading revenue and lower fair value option revenue. The decreases in both periods were partially offset by lower operating expenses.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
As noted above, we have focused on staff costs optimization efforts throughout 2019 aimed to right-size our cost base. We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies. This could result in further strategic actions that may include changes to our asset levels, cost structure or product offerings in support of HSBC’s strategic priorities, which may result in repositioning charges in future periods.
We have a considerable number of contracts referencing London Interbank Offered Rate ("LIBOR") extending past 2021, when the U.K. Financial Conduct Authority has announced it expects LIBOR will cease being published. HSBC has established a global program in which we actively participate to coordinate transition activities aimed to minimize the volume of such contracts outstanding upon the cessation of LIBOR and, therefore, the associated disruption to financial flows and the risk of economic losses. The program is significant in terms of scale and complexity and will impact all global businesses as well as multiple products, currencies, systems and processes. In addition to the consequent execution risks, the process of adopting new reference rates exposes us to a wide range of material conduct, operational and financial risks, such as earnings volatility resulting from contract modifications and changes in hedge accounting. We continue to engage with industry participants, the official sector and our clients to support an orderly transition and the mitigation of the risks resulting from the transition. During the nine months ended September 30, 2019, we did not issue any products indexed to the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Profit (loss) before tax – U.S. GAAP basis	$(211)	$235	$89	$440
Adjustments:
Goodwill impairment	156	—	156	—
Expected credit losses	26	51	91	122
Renewable energy tax credit investments	7	7	10	9
Deposit incentives	1	5	10	7
Loan origination	2	11	8	13
Precious metal loans	(9)	(2)	4	1
Property	—	(2)	—	(6)
Loans held for sale	—	(6)	(1)	(15)
Pension and other postretirement benefit costs	(3)	—	(2)	(2)
Leases	(4)	—	(11)	—
Other	2	1	6	—
Profit (loss) before tax – Group Reporting Basis	$(33)	$300	$360	$569
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
During the three and nine months ended September 30, 2019, goodwill impairment charges were lower under the Group Reporting Basis than under U.S. GAAP. Under the Group Reporting Basis, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill and, therefore, a lower impairment charge under the Group Reporting Basis.
During the three and nine months ended September 30, 2019, credit loss estimates were higher under U.S. GAAP than under the Group Reporting Basis due primarily to the impact of downgrades in the commercial loan portfolio, which was more pronounced under U.S. GAAP. In addition, expected credit losses under the Group Reporting Basis in the year-to-date period reflect a release in credit loss reserves due to the upgrade of a single oil and gas industry client which resulted in reclassification from 'stage 2' (which requires a lifetime expected credit losses estimate) to 'stage 1' (which requires a 12-month expected credit losses estimate). The higher credit loss estimates under U.S. GAAP in the year-to-date period was partially offset by a release in credit loss reserves under U.S. GAAP for risk factors associated with fraud.
During the three months ended September 30, 2018, releases in credit loss reserves were recorded under the Group Reporting Basis due primarily to a reduction of expected credit losses associated with oil and gas clients while a provision for credit losses was recorded under U.S. GAAP as reserve releases driven by paydowns, sales and maturities were more than offset by the impact of downgrades in the commercial loan portfolio, which was more pronounced under U.S. GAAP, as well as a provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio. In the year-to-date period, releases in credit loss reserves were recorded under both the Group Reporting Basis and U.S. GAAP, though the releases were higher under the Group Reporting Basis. The higher reserve releases under the Group Reporting Basis were primarily due

HSBC USA Inc.

to releases associated with a single client relationship driven by improvements in credit conditions which resulted in reclassification from 'stage 2' to 'stage 1' and other modeling factors as well as a reduction of expected credit losses associated with oil and gas clients. In addition, reserve releases driven by paydowns, sales and maturities in the year-to-date period were partially offset by the impact of downgrades in the commercial loan portfolio, which was more pronounced under U.S. GAAP, as well as provisions under U.S. GAAP for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio and an update to the loss emergence period factors.

Balance Sheet Review

The following table provides balance sheet totals at September 30, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	September 30, 2019	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$20,942	$(6,440)	(23.5)%
Loans, net	70,660	2,223	3.2
Loans held for sale	540	28	5.5
Trading assets	29,557	7,579	34.5
Securities	54,766	8,717	18.9
All other assets	8,295	205	2.5
	$184,760	$12,312	7.1%
Period end liabilities and equity:
Total deposits	$119,801	$8,846	8.0%
Trading liabilities	4,047	404	11.1
Short-term borrowings	8,962	4,782	*
Long-term debt	29,347	(1,281)	(4.2)
Interest, taxes and other liabilities	4,145	1,609	63.4
Total equity	18,458	(2,048)	(10.0)
	$184,760	$12,312	7.1%

*	Percentage change is greater than 100 percent.
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

HSBC USA Inc.

Loans, Net  The following table summarizes our loan balances at September 30, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	September 30, 2019	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$11,896	$552	4.9%
Business and corporate banking	14,832	1,766	13.5
Global banking(1)	18,877	(1,290)	(6.4)
Other commercial(2)	5,712	947	19.9
Total commercial	51,317	1,975	4.0
Consumer loans:
Residential mortgages	17,574	191	1.1
Home equity mortgages	880	(102)	(10.4)
Credit cards	1,308	289	28.4
Other consumer	257	5	2.0
Total consumer	20,019	383	2.0
Total loans	71,336	2,358	3.4
Allowance for credit losses	676	135	25.0
Loans, net	$70,660	$2,223	3.2%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)	Includes loans to HSBC affiliates which totaled $2,828 million and $2,274 million at September 30, 2019 and December 31, 2018, respectively.
Commercial loans increased compared with December 31, 2018 due to new business activity as we continued to apply a disciplined lending approach to grow the business and, to a lesser extent, higher loans to affiliates. The growth in commercial non-affiliate loans was primarily in the diversified financial, real estate, retailing and consumer service industries, partially offset by decreases in the semiconductor and banking industries.
Consumer loans increased compared with December 31, 2018 due to higher credit card receivables reflecting growth in customer activity driven by new product promotions which are targeted beyond our historical customer base and higher residential mortgage loans which we continue to target towards our Premier and Advance customer relationships. These increases were partially offset by a continued decline in home equity mortgages due to net paydowns. Other consumer loans was relatively flat as the impact of paydowns was more than offset by a transfer of certain student loans from held for sale to held for investment as discussed below.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	September 30, 2019		December 31, 2018
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.1%	96.0%	98.4%	94.1%
80% < LTV < 90%	1.5	3.1	1.1	4.4
90% < LTV < 100%	.2	.7	.3	1.2
LTV > 100%	.2	.2	.2	.3
Average LTV for portfolio	49.7	47.1	49.1	48.7

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

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at June 30, 2019 and September 30, 2018, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at September 30, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	September 30, 2019	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$284	$257	*
Business and corporate banking	18	18	*
Global banking	180	(187)	(51.0)
Total commercial	482	88	22.3
Consumer loans:
Residential mortgages	58	(7)	(10.8)
Other consumer	—	(53)	(100.0)
Total consumer	58	(60)	(50.8)
Total loans held for sale	$540	$28	5.5%

*	Percentage change is greater than 100 percent.
Commercial loans held for sale increased compared with December 31, 2018. Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $389 million and $109 million at September 30, 2019 and December 31, 2018, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $93 million and $285 million at September 30, 2019 and December 31, 2018, respectively. The decrease compared with December 31, 2018 was due to loan sales.
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
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $2 million and $4 million at September 30, 2019 and December 31, 2018, respectively. The valuation allowance on commercial loans held for sale was nil and $3 million at September 30, 2019 and December 31, 2018, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at September 30, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	September 30, 2019	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$23,418	$6,377	37.4%
Precious metals	3,211	1,322	70.0
Derivatives, net	2,928	(120)	(3.9)
	$29,557	$7,579	34.5%
Trading liabilities:
Securities sold, not yet purchased	$950	$212	28.7%
Payables for precious metals	958	743	*
Derivatives, net	2,139	(551)	(20.5)
	$4,047	$404	11.1%

*	Percentage change is greater than 100 percent.

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances increased compared with December 31, 2018 due primarily to increases in foreign sovereign, U.S. Treasury and equity positions. Trading security positions are held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. These increases were partially offset by a decrease in corporate bond positions reflecting the unwind of one of our unconsolidated variable interest entities ("VIEs") which resulted in the termination of our investment in the VIE along with the related derivatives during the first quarter of 2019. Balances of securities sold, not yet purchased were higher compared with December 31, 2018 driven by an increase in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2018 due to an increase in our own gold inventory position reflecting a redeployment of liquidity in the short term which is economically hedged with derivative positions to protect against changes in market pricing and, to a lesser extent, an increase in positions held as economic hedges for client derivative activity as well as higher spot prices. Payables for precious metals were higher compared with December 31, 2018 driven by an increase in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2018 as higher balances from market movements were more than offset by the impact of higher netting of outstanding positions and cash collateral posted as well as the termination of derivatives associated with the unwind of an unconsolidated VIE as discussed above. Market movements resulted in higher valuations of interest rate, equity, commodity and credit derivatives, partially offset by lower valuations of foreign exchange derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were higher compared with December 31, 2018 driven by net purchases of U.S. Treasury and U.S. Government agency mortgage-backed securities, partially offset by net sales of U.S. Government sponsored mortgage-backed securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets includes, among other items, properties and equipment, net and goodwill. All other assets increased compared with December 31, 2018 due primarily to higher lease assets and higher outstanding clearing receivables from correspondent banks. As discussed more fully in Note 21, "New Accounting Pronouncements," in the accompanying consolidated financial statements, the adoption of new accounting guidance resulted in a gross-up of our balance sheet to recognize lease liabilities and corresponding right-of-use assets for operating leases as of January 1, 2019. These increases were partially offset by a goodwill impairment charge of $365 million recorded during the third quarter of 2019, representing a portion of the goodwill previously allocated to our Retail Banking and Wealth Management reporting unit, and a decline in cash collateral posted. For additional discussion of the results of our annual goodwill impairment testing, see Note 7, "Goodwill," in the accompanying consolidated financial statements.

HSBC USA Inc.

Deposits  The following table summarizes deposit balances by major depositor categories at September 30, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	September 30, 2019	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$105,625	$10,112	10.6%
Domestic and foreign banks	11,152	(974)	(8.0)
U.S. government and states and political subdivisions	518	86	19.9
Foreign governments and official institutions	2,506	(368)	(12.8)
Deposits held for sale(1)	—	(10)	(100.0)
Total deposits	$119,801	$8,846	8.0%
Total core deposits(2)	$96,125	$4,216	4.6%

(1)	Represents deposits associated with the sale of a portion of our Private Banking business.

(2)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Total deposits increased compared with December 31, 2018 due to an increase in wholesale time deposits driven by new issuances, higher commercial demand deposits reflecting increased business activity with a focus on high quality balances and increased retail deposits driven by promotional rates offered on savings accounts and certificates of deposit. We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2018 due primarily to an increase in securities sold under repurchase agreements resulting from the management of our short-term funding positions.
Long-Term Debt  Long-term debt decreased compared with December 31, 2018 as fair value movements on fair value option debt and the impact of debt issuances were more than offset by debt retirements. Debt issuances during the three and nine months ended September 30, 2019 totaled $763 million and $3,691 million, respectively, of which $131 million and $1,744 million, respectively, was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $1,947 million of senior structured notes during the nine months ended September 30, 2019. Total long-term debt outstanding under this shelf was $14,799 million and $16,249 million at September 30, 2019 and December 31, 2018, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $744 million during the nine months ended September 30, 2019. Total debt outstanding under this program was $4,042 million and $4,493 million at September 30, 2019 and December 31, 2018, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $1,000 million and $2,100 million at September 30, 2019 and December 31, 2018, respectively.
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
The significant components of net interest margin are summarized in the following table:

		2019 Compared to 2018 Increase (Decrease)
Three Months Ended September 30,	2019	Volume	Rate	2018
	(dollars are in millions)
Interest income:
Short-term investments	$136	$(48)	$20	$164
Trading securities	85	40	(9)	54
Securities	296	42	(38)	292
Commercial loans	540	67	3	470
Consumer loans	193	2	2	189
Other	23	4	—	19
Total interest income	1,273	107	(22)	1,188
Interest expense:
Deposits	408	40	85	283
Short-term borrowings	79	44	(10)	45
Long-term debt	277	(11)	(3)	291
Tax liabilities and other	6	(3)	(1)	10
Total interest expense	770	70	71	629
Net interest income	$503	$37	$(93)	$559

Yield on total interest earning assets	2.89%			3.04%
Cost of total interest bearing liabilities	2.20			2.03
Interest rate spread	.69			1.01
Benefit from net non-interest paying funds(1)	.45			.42
Net interest margin on average earning assets	1.14%			1.43%

HSBC USA Inc.

		2019 Compared with 2018 Increase (Decrease)
Nine Months Ended September 30,	2019	Volume	Rate	2018
	(dollars are in millions)
Interest income:
Short-term investments	$485	$(154)	$160	$479
Trading securities	215	90	(31)	156
Securities	898	67	8	823
Commercial loans	1,614	117	161	1,336
Consumer loans	578	3	17	558
Other	61	(8)	12	57
Total interest income	3,851	115	327	3,409
Interest expense:
Deposits	1,121	24	334	763
Short-term borrowings	209	58	30	121
Long-term debt	895	(33)	97	831
Tax liabilities and other	21	(6)	(1)	28
Total interest expense	2,246	43	460	1,743
Net interest income	$1,605	$72	$(133)	$1,666

Yield on total interest earning assets	3.09%			2.87%
Cost of total interest bearing liabilities	2.29			1.83
Interest rate spread	.80			1.04
Benefit from net non-interest paying funds(1)	.49			.36
Net interest margin on average earning assets	1.29%			1.40%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.

Net interest income decreased during the three months ended September 30, 2019 as higher interest income driven primarily by higher average loan balances was more than offset by higher interest expense on deposits and short-term borrowings. In the year-to-date period, net interest income decreased as the benefits of higher market rates on interest earning assets and higher average loan balances were more than offset by higher interest expense on interest bearing liabilities, primarily due to higher rates paid on deposits.
Short-term investments Interest income decreased during the three months ended September 30, 2019 driven by lower average balances on interest bearing deposits with banks, partially offset by higher yields on these balances. In the year-to-date period, interest income was relatively flat as the impact of higher yields was largely offset by lower average balances.
Trading securities Interest income increased during the three and nine months ended September 30, 2019 due to higher average balances reflecting a redeployment of liquidity to trading security positions, partially offset by lower yields. The increase in balances was primarily in lower yielding foreign sovereign and U.S. Treasury positions, which resulted in a shift in mix and a lower yield overall. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was relatively flat during the three months ended September 30, 2019 as the impact of higher average balances was largely offset by lower yields. In the year-to-date period, interest income was higher due primarily to higher average balances. Higher average balances in both periods was driven by net purchases of U.S. Treasury, U.S. Government agency mortgage-backed and foreign sovereign securities.
Commercial loans Interest income was higher during the three months ended September 30, 2019 due primarily to higher average balances driven by loan growth. In the year-to-date period, interest income increased due to higher yields reflecting rate increases on variable rate products and higher average balances driven by loan growth.
Consumer loans Interest income increased during the three and nine months ended September 30, 2019 due primarily to higher yields on residential mortgages.

HSBC USA Inc.

Other Other interest income increased during the three months ended September 30, 2019 due to higher average cash collateral balances. In the year-to-date period, interest income was higher due to higher yields on cash collateral posted, partially offset by lower average cash collateral balances.
Deposits Interest expense increased during the three and nine months ended September 30, 2019 due primarily to higher rates paid on wholesale deposits and higher promotional rates offered to our retail customers on savings accounts and certificates of deposit compared with the prior periods. Higher interest expense in both periods also reflects a shift in mix as the attrition of lower rate retail savings deposits driven by competitive pricing pressures was more than offset by increases in more expensive wholesale time deposits and retail certificates of deposit, which also resulted in higher average interest bearing deposit balances overall.
Short-term borrowings Higher interest expense during the three and nine months ended September 30, 2019 was due to higher average borrowings and, in the year-to-date period, higher rates paid.
Long-term debt Interest expense decreased during the three months ended September 30, 2019 due primarily to lower average borrowings. In the year-to-date period, interest expense was higher as the impact of lower average borrowings was more than offset by higher rates paid reflecting the impact of rate increases on variable rate borrowings.
Tax liabilities and other Interest expense was lower during the three and nine months ended September 30, 2019 due primarily to lower average borrowings in securities sold, not yet repurchased.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$27	$24	$3	12.5%
Business and corporate banking	32	9	23	*
Global banking	1	(16)	17	*
Other commercial	—	(4)	4	100.0
Total commercial	60	13	47	*
Consumer:
Residential mortgages	(1)	(5)	4	80.0
Home equity mortgages	(1)	(1)	—	—
Credit cards	34	14	20	*
Other consumer	2	(1)	3	*
Total consumer	34	7	27	*
Total provision for credit losses	$94	$20	$74	*
Provision as a percentage of average loans	.5%	.1%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$60	$30	$30	100.0%
Business and corporate banking	67	(52)	119	*
Global banking	6	(90)	96	*
Other commercial	(6)	(3)	(3)	(100.0)
Total commercial	127	(115)	242	*
Consumer:
Residential mortgages	(1)	(19)	18	94.7
Home equity mortgages	(1)	(2)	1	50.0
Credit cards	69	39	30	76.9
Other consumer	4	1	3	*
Total consumer	71	19	52	*
Total provision for credit losses	$198	$(96)	$294	*
Provision as a percentage of average loans	.4%	(.2)%

*	Percentage change is greater than 100 percent.
Our provision for credit losses increased $74 million and $294 million during the three and nine months ended September 30, 2019, respectively, due to a higher provision for credit losses in our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio. During the three and nine months ended September 30, 2019, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $63 million and $135 million, respectively.
The provision for credit losses in our commercial loan portfolio increased $47 million and $242 million during the three and nine months ended September 30, 2019, respectively. In the current year periods, loss provisions were driven by downgrades reflecting weakness in the financial condition of certain client relationships, a higher provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio and, in the year-to-date period, loan growth. The loss provisions in the current year periods were partially offset by releases in credit loss reserves due to paydowns and, in the year-to-date period, a release in credit loss reserves for risk factors associated with fraud. In the prior year periods, releases in credit loss reserves reflecting improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as well as improvements in credit conditions associated with certain clients at that time were more than offset in the three-month period and partially offset in the year-to-date period by loss provisions for downgrades reflecting weakness in the financial condition of certain client relationships, loan growth and a higher provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio.
The provision for credit losses in our consumer loan portfolio was higher by $27 million and $52 million during the three and nine months ended September 30, 2019, respectively, due primarily to higher provisions for credit losses on credit cards reflecting growth in customer activity driven by new product promotions, including higher dollars of delinquency and higher delinquency roll rates. Also contributing to the increases were lower releases in credit loss reserves on residential mortgages as the positive impacts of improvements in economic and credit conditions were more pronounced in the prior year periods.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Credit card fees, net	$18	$12	$6	50.0%
Trust and investment management fees	34	31	3	9.7
Other fees and commissions	155	171	(16)	(9.4)
Trading revenue	178	154	24	15.6
Other securities gains (losses), net	46	(5)	51	*
Servicing and other fees from HSBC affiliates	88	103	(15)	(14.6)
Gain (loss) on instruments designated at fair value and related derivatives	(19)	29	(48)	*
Other income (loss):
Valuation of loans held for sale	1	1	—	—
Residential mortgage banking revenue (expense)	—	(2)	2	100.0
Insurance	3	3	—	—
Miscellaneous income (loss)	(18)	(11)	(7)	(63.6)
Total other income (loss)	(14)	(9)	(5)	(55.6)
Total other revenues	$486	$486	$—	—%

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(in millions)
Credit card fees, net	$48	$38	$10	26.3%
Trust and investment management fees	95	103	(8)	(7.8)
Other fees and commissions	464	515	(51)	(9.9)
Trading revenue	434	509	(75)	(14.7)
Other securities gains (losses), net	76	10	66	*
Servicing and other fees from HSBC affiliates	257	289	(32)	(11.1)
Gain (loss) on instruments designated at fair value and related derivatives	(45)	63	(108)	*
Other income (loss):
Valuation of loans held for sale	1	5	(4)	(80.0)
Residential mortgage banking revenue (expense)	—	(4)	4	100.0
Insurance	9	9	—	—
Miscellaneous income (loss)	(27)	(1)	(26)	*
Total other income (loss)	(17)	9	(26)	*
Total other revenues	$1,312	$1,536	$(224)	(14.6)%

*	Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net were higher during the three and nine months ended September 30, 2019 due to higher interchange fees.
Trust and investment management fees  Trust and investment management fees increased during the three months ended September 30, 2019 due to higher average assets under management in our retail fixed income funds. In the year-to-date period, trust and investment management fees decreased due to lower average assets under management driven in part by negative market performance and, to a lesser extent, the impact of the client referral agreement with UBS Wealth Management Americas ("UBS").
Other fees and commissions Other fees and commissions decreased during the three and nine months ended September 30, 2019 due to decreases in fees from wire transfers, loan syndication and loan commitments. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)(2)	$96	$34	$62	*
Foreign Exchange	40	40	—	—
Metals	43	66	(23)	(34.8)
Balance Sheet Management	(3)	7	(10)	*
Global Banking	—	2	(2)	(100.0)
Other trading	2	5	(3)	(60.0)
Total trading revenue	$178	$154	$24	15.6%

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(in millions)
Business Activities:
Derivatives(1)(2)	$182	$93	$89	95.7%
Foreign Exchange	123	157	(34)	(21.7)
Metals	96	232	(136)	(58.6)
Balance Sheet Management	17	20	(3)	(15.0)
Global Banking	—	(2)	2	100.0
Other trading	16	9	7	77.8
Total trading revenue	$434	$509	$(75)	(14.7)%

*	Percentage change is greater than 100 percent.

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

Trading revenue increased during the three months ended September 30, 2019 due to higher Derivatives revenue primarily related to emerging markets rate products. The increase was partially offset by lower Metals revenue due to a lower redeployment of liquidity to Metals, a decline in revenue from legacy structured credit products reflecting lower outstanding positions due to the unwind of one of our unconsolidated VIEs as discussed below and lower revenue in Balance Sheet Management associated with economic hedge positions used to manage interest rate risk.
In the year-to-date period, trading revenue decreased as higher Derivatives revenue primarily related to emerging markets rate products and, to a lesser extent, interest rate swaps was more than offset by lower Metals revenue due to a lower redeployment of liquidity to Metals, a decline in interest rates and lower volatility in certain metals, including lower trading activity, as well as a decline in Foreign Exchange revenue mainly from emerging market currencies. Also contributing to the decrease in the year-to-date period, were unfavorable valuation adjustments on legacy structured credit products and a loss of approximately $39 million recorded during the first quarter of 2019 related to the unwind of one of our unconsolidated VIEs which resulted in the termination of our investment in the VIE along with the related derivatives and a payment made to the derivative counterparty as a result of the termination.
Other securities gains (losses), net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and nine months ended September 30, 2019, we sold $2,894 million and $7,083 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities compared with sales of $736 million and $3,346 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains (losses),

HSBC USA Inc.

net increased during the three and nine months ended September 30, 2019 reflecting the impact of higher sales activity and the non-recurrence of losses recorded during the third quarter of 2018 from the sale of U.S. Treasury securities. The gross realized gains and losses from sales of securities, which is included as a component of other securities gains (losses), net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates decreased during the three and nine months ended September 30, 2019 due primarily to lower cost reimbursements associated with shared service activities performed on behalf of other HSBC affiliates, including trading performed on behalf of HSBC Bank plc, internal audit and, in the year-to-date period, the non-recurrence of approximately $10 million of cost reimbursements recorded in the prior year associated with enhancing the HSBC Group's digital banking platform. Also contributing to the decreases were lower sales commissions.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, a portion of our securities purchased and sold under resale and repurchase agreements, certain of our own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives was lower during the three and nine months ended September 30, 2019 attributable primarily to unfavorable movements related to the economic hedging of interest rate and other risks within our own debt and structured notes. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Beginning January 1, 2019, fair value hedge ineffectiveness is recorded in net interest income. Excluding this item, which resulted in gains of $5 million and $16 million during the three and nine months ended September 30, 2018, respectively, other income (loss) was flat during the three months ended September 30, 2019 and remained lower in the year-to-date period. In the three-month period, lower losses associated with credit default swap protection which largely reflects the hedging of a single client relationship, higher income associated with bank owned life insurance and higher fair value gains on equity investments were offset by a $14 million loss on the early termination of certain long-term repurchase agreements. The decrease in the year-to-date period was due primarily to higher losses associated with credit default swap protection which largely reflects the hedging of a single client relationship and the loss on extinguishment recorded in the current year as discussed above which were partially offset by higher income associated with bank owned life insurance and higher fair value gains on equity investments.

HSBC USA Inc.

Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$195	$208	$(13)	(6.3)%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) ("HTSU")	274	301	(27)	(9.0)
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	24	22	2	9.1
Fees paid to other HSBC affiliates	96	76	20	26.3
Total support services from HSBC affiliates	394	399	(5)	(1.3)
Occupancy expense, net	41	49	(8)	(16.3)
Goodwill impairment	365	—	365	*
Other expenses:
Equipment and software	20	17	3	17.6
Marketing	31	24	7	29.2
Outside services	15	12	3	25.0
Professional fees	20	25	(5)	(20.0)
Off-balance sheet credit reserves	(1)	3	(4)	*
Federal Deposit Insurance Corporation ("FDIC") assessment fees	9	29	(20)	(69.0)
Expense related to legal matters (excluding attorney's fees)	13	3	10	*
Miscellaneous	4	21	(17)	(81.0)
Total other expenses	111	134	(23)	(17.2)
Total operating expenses	$1,106	$790	$316	40.0%
Personnel - average number	4,693	4,787
Efficiency ratio	111.8%	75.6%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$626	$627	$(1)	(.2)%
Support services from HSBC affiliates:
Fees paid to HTSU	849	909	(60)	(6.6)
Fees paid to HMUS	74	78	(4)	(5.1)
Fees paid to other HSBC affiliates	262	228	34	14.9
Total support services from HSBC affiliates	1,185	1,215	(30)	(2.5)
Occupancy expense, net	134	137	(3)	(2.2)
Goodwill impairment	365	—	365	*
Other expenses:
Equipment and software	60	44	16	36.4
Marketing	99	85	14	16.5
Outside services	43	44	(1)	(2.3)
Professional fees	49	70	(21)	(30.0)
Off-balance sheet credit reserves	(7)	(12)	5	41.7
FDIC assessment fees	14	91	(77)	(84.6)
Expense related to legal matters (excluding attorney's fees)	16	513	(497)	(96.9)
Miscellaneous	46	44	2	4.5
Total other expenses	320	879	(559)	(63.6)
Total operating expenses	$2,630	$2,858	$(228)	(8.0)%
Personnel - average number	4,712	4,782
Efficiency ratio	90.2%	89.3%

*	Percentage change is greater than 100 percent.
Salaries and employee benefits  Salaries and employee benefits expense decreased during the three months ended September 30, 2019 due primarily to lower incentive compensation expense, higher health care cost reimbursements and lower temporary staff costs which were partially offset by higher salaries expense and higher severance costs. In the year-to-date period, salaries and employee benefits was relatively flat as higher health care cost reimbursements and lower temporary staff costs were largely offset by higher salaries expense and higher severance costs. While continued cost management efforts, including targeted staff reductions to optimize staffing and improve efficiency, resulted in a decline in the average number of personnel, the impact of these reductions on salaries expense was more than offset by the addition of personnel associated with growth initiatives in certain businesses.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates decreased during the three and nine months ended September 30, 2018 due to lower cost allocations from our technology, operations, risk and compliance support service functions, partially offset by increased costs associated with our business systems and higher allocated severance costs. A summary of the services received from various HSBC affiliates is included in Note 22, "Related Party Transactions," in our 2018 Form 10-K.
Occupancy expense, net  Prior to 2019, occupancy expense was impacted by the amortization of the deferred gain associated with the sale and leaseback of our 452 Fifth Avenue property, which resulted in the recognition of gains of $2 million and $6 million during the three and nine months ended September 30, 2018, respectively. In January 2019, we adopted new accounting guidance which resulted in a cumulative effect adjustment to recognize the previously deferred gain in retained earnings on January 1, 2019. Excluding this item, occupancy expense remained lower during the three and nine months ended September 30, 2019 due to lower rent expense and lower maintenance costs.
Goodwill impairment Reflects a goodwill impairment charge of $365 million recorded during the third quarter of 2019, representing a portion of the goodwill previously allocated to our Retail Banking and Wealth Management reporting unit. See Note 7, "Goodwill," in the accompanying consolidated financial statements for additional discussion.
Other expenses  Other expenses were lower during the three and nine months ended September 30, 2019 due primarily to lower deposit insurance assessment fees due to removal of the temporary surcharge in December 2018 and a lower assessment rate, lower foreclosure related expenses, lower professional fees and, in the year-to-date period, higher legal expense recorded in the prior

HSBC USA Inc.

year period related to a mortgage securitization matter that was settled in October 2018. For additional discussion of the mortgage securitization legal matter, see Note 28, "Litigation and Regulatory Matters," in our 2018 Form 10-K. These decreases were partially offset by higher marketing expense, higher capitalized software amortization expense and, in the year-to-date period, lower levels of expense capitalization related to internally developed software. While legal expense was lower and contributed to the decrease in the year-to-date period, it was higher and partially offset the decrease in the three-month period.
Efficiency ratio  Our efficiency ratio increased during the three months ended September 30, 2019 due to higher operating expenses and, to a lesser extent, lower net interest income as discussed in detail above. In the year-to-date period, our efficiency ratio increased due to lower other revenues and lower net interest income, partially offset by lower operating expenses as discussed in detail above.
Income tax expense The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income (loss) and the statutory U.S. Federal income tax rate:

Three Months Ended September 30,	2019		2018
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(44)	(21.0)%	$49	21.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	7	3.3	10	4.3
Non-deductible FDIC assessment fees	1.5		1.4
Non-deductible goodwill impairment(1)	77	36.5	—	—
Other non-deductible / non-taxable items	(1)	(.5)	2.9
Items affecting prior periods(2)	3	1.4	(1)	(.4)
Low income housing and other tax credit investments	(4)	(1.7)	(2)	(.9)
Other	—	—	(1)	(.6)
Provision for income taxes	$39	18.5%	$58	24.7%

Nine Months Ended September 30,	2019		2018
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$19	21.0%	$92	21.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	19	21.3	35	8.0
Non-deductible FDIC assessment fees	3	3.4	20	4.5
Non-deductible goodwill impairment(1)	77	86.5	—	—
Other non-deductible / non-taxable items(3)	(1)	(1.1)	107	24.2
Items affecting prior periods(2)	3	3.4	(18)	(4.1)
Low income housing and other tax credit investments	(10)	(11.2)	(4)	(.9)
Other	(1)	(.8)	—	—
Provision for income taxes	$109	122.5%	$232	52.7%

(1)	Represents non-deductible goodwill impairment related to our Retail Banking and Wealth Management reporting unit in the third quarter of 2019.

(2)
For 2019, the amounts relate to changes in estimates as a result of filing the 2018 Federal income tax return. For the nine months ended September 30, 2018, the amount primarily relates to revaluation of certain deferred tax assets due to tax return adjustments and the Federal tax rate legislation change.

(3)	For the nine months ended September 30, 2018, the amount primarily relates to the accrual of non-deductible expense related to legal matters.
The Tax Cuts and Jobs Act ("Tax Legislation"), which was enacted in 2017, contains certain complex provisions such as the Base Erosion and Anti-Abuse Tax ("BEAT"), which may have a material impact in future periods on income tax expense and taxes payable for the HSBC North America consolidated tax group, of which we are a member. In December 2018, the Internal Revenue Service and the Treasury Department issued proposed regulations (the "Proposed Regulations") related to the BEAT, which provided guidance and clarified some of the key aspects of this tax which were not addressed in the Tax Legislation. Based on our current interpretation of the Tax Legislation and the Proposed Regulations, the HSBC North America consolidated tax group has not recorded a liability for the BEAT as of September 30, 2019. We continue to evaluate the BEAT provisions, including the Proposed Regulations and their potential impact, which remains uncertain and will depend upon the issuance of final treasury regulations, actions HSBC North America or its affiliates may take as a result of the Tax Legislation and the future earnings of HUSI and other

HSBC USA Inc.

subsidiaries of HSBC North America. Although our analysis is ongoing and could change depending upon the factors discussed above, we currently do not anticipate a material impact on HUSI's financial position or results of operations from the BEAT.

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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2018 Form 10-K. We are currently reviewing the financial information used to manage our business, including the scope and content of the financial data being reported to our management and our Board of Directors within the Corporate Center, any changes to which would impact our other business segments. To the extent we make changes to this reporting in the future, we will evaluate any impact such changes may have on our segment reporting.
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

HSBC USA Inc.

Retail Banking and Wealth Management  The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$209	$223	$(14)	(6.3)%
Other operating income	70	75	(5)	(6.7)
Total operating income(1)	279	298	(19)	(6.4)
Expected credit losses	51	10	41	*
Net operating income	228	288	(60)	(20.8)
Operating expenses	503	317	186	58.7
Loss before tax	$(275)	$(29)	$(246)	*

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$647	$664	$(17)	(2.6)%
Other operating income	209	239	(30)	(12.6)
Total operating income(1)	856	903	(47)	(5.2)
Expected credit losses	84	16	68	*
Net operating income	772	887	(115)	(13.0)
Operating expenses	1,119	983	136	13.8
Loss before tax	$(347)	$(96)	$(251)	*

*	Percentage change is greater than 100 percent.

(1)	The following table summarizes the impact of key activities on the total operating income of our RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$167	$175	$(8)	(4.6)%
Mortgages, credit cards and other personal lending	62	56	6	10.7
Wealth and asset management products	23	26	(3)	(11.5)
Retail business banking and other(2)	27	41	(14)	(34.1)
Total operating income	$279	$298	$(19)	(6.4)%

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$508	$518	$(10)	(1.9)%
Mortgages, credit cards and other personal lending	177	172	5	2.9
Wealth and asset management products	70	85	(15)	(17.6)
Retail business banking and other(2)	101	128	(27)	(21.1)
Total operating income	$856	$903	$(47)	(5.2)%

(2)	Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates.
Our RBWM segment reported a higher loss before tax during the three and nine months ended September 30, 2019 due to higher operating expenses driven by a goodwill impairment charge of $209 million recorded during the third quarter of 2019, representing a portion of the goodwill previously allocated to this segment, as well as higher expected credit losses, lower other operating income and lower net interest income. See Note 7, "Goodwill," in the accompanying consolidated financial statements for additional discussion regarding the factors which led to the impairment.
Net interest income decreased during the three and nine months ended September 30, 2019 due to lower net interest income from lending driven by lower spreads from mortgages and cards.

HSBC USA Inc.

Other operating income decreased during the three and nine months ended September 30, 2019 due primarily to lower cost reimbursements associated with shared service activities performed on behalf of other HSBC affiliates, including the non-recurrence of approximately $10 million of cost reimbursements recorded in the prior year-to-date period associated with enhancing the HSBC Group's digital banking platform. Also contributing to the decrease in the year-to-date period was lower asset management fees due to lower average assets under management driven in part by negative market performance.
Expected credit losses were higher during the three and nine months ended September 30, 2019 due primarily to higher expected credit losses in credit cards reflecting growth in customer activity driven by new product promotions, including higher delinquency, as well as higher expected credit losses in residential mortgages as the positive impacts of improvements in economic and credit conditions were more pronounced in the prior year periods.
Excluding the goodwill impairment as discussed above, operating expenses decreased during the three and nine months ended September 30, 2019 due primarily to lower foreclosure related expenses, lower deposit insurance assessment fees due to removal of the temporary surcharge in December 2018 and a lower assessment rate as well as lower cost allocations from our risk and compliance support service functions. These decreases were partially offset by higher legal expense and higher marketing expense.
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$211	$206	$5	2.4%
Other operating income	63	56	7	12.5
Total operating income(1)	274	262	12	4.6
Expected credit losses	19	(4)	23	*
Net operating income	255	266	(11)	(4.1)
Operating expenses	144	150	(6)	(4.0)
Profit before tax	$111	$116	$(5)	(4.3)%

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$614	$587	$27	4.6%
Other operating income	176	169	7	4.1
Total operating income(1)	790	756	34	4.5
Expected credit losses	34	(50)	84	*
Net operating income	756	806	(50)	(6.2)
Operating expenses	424	440	(16)	(3.6)
Profit before tax	$332	$366	$(34)	(9.3)%

*	Percentage change is greater than 100 percent.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$125	$113	$12	10.6%
Global Liquidity and Cash Management, current accounts and savings deposits	115	118	(3)	(2.5)
Global Trade and Receivables Finance	14	12	2	16.7
Investment banking products and other	20	19	1	5.3
Total operating income	$274	$262	$12	4.6%

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$343	$330	$13	3.9%
Global Liquidity and Cash Management, current accounts and savings deposits	343	343	—	—
Global Trade and Receivables Finance	39	36	3	8.3
Investment banking products and other	65	47	18	38.3
Total operating income	$790	$756	$34	4.5%
Our CMB segment reported a lower profit before tax during the three and nine months ended September 30, 2019 due to higher expected credit losses, partially offset by higher net interest income, lower operating expenses and higher other operating income.
Net interest income increased during the three and nine months ended September 30, 2019 due to the favorable impact of higher loan balances as we continued to apply a disciplined lending approach to grow the business.
Other operating income increased during the three and nine months ended September 30, 2019 due to higher fees from credit cards, loan commitments and, in the year-to-date period, account services reflecting the impact of increased lending activity compared with the prior year periods. Also contributing to the increase in the three-month period was higher loan syndication fees.
Expected credit losses were higher during the three and nine months ended September 30, 2019 due to releases in credit loss reserves in the prior year periods driven by paydowns, sales and maturities as well as improvements in credit conditions associated with certain clients at that time compared with higher loss estimates in the current year periods for downgrades reflecting weakness in the financial condition of certain client relationships and loan growth.
Operating expenses decreased during the three and nine months ended September 30, 2019 due to lower cost allocations from our technology, operations, risk and compliance support service functions.

HSBC USA Inc.

Global Banking and Markets  The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$67	$157	$(90)	(57.3)%
Other operating income	251	195	56	28.7
Total operating income(1)	318	352	(34)	(9.7)
Expected credit losses	(2)	(30)	28	93.3
Net operating income	320	382	(62)	(16.2)
Operating expenses	196	203	(7)	(3.4)
Profit before tax	$124	$179	$(55)	(30.7)%

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$354	$457	$(103)	(22.5)%
Other operating income	596	644	(48)	(7.5)
Total operating income(1)	950	1,101	(151)	(13.7)
Expected credit losses	(17)	(187)	170	90.9
Net operating income	967	1,288	(321)	(24.9)
Operating expenses	612	628	(16)	(2.5)
Profit before tax	$355	$660	$(305)	(46.2)%

*	Percentage change is greater than 100 percent.

HSBC USA Inc.

(1)
The following table summarizes the impact of key activities on the total operating income of our GB&M segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Credit	$6	$12	$(6)	(50.0)%
Rates	43	10	33	*
Foreign Exchange and Metals	57	57	—	—
Equities	7	12	(5)	(41.7)
Total Global Markets	113	91	22	24.2
Global Banking	85	106	(21)	(19.8)
Global Liquidity and Cash Management	121	127	(6)	(4.7)
Securities Services	15	13	2	15.4
Global Trade and Receivables Finance	15	16	(1)	(6.3)
Credit and funding valuation adjustments	(11)	13	(24)	*
Other(2)	(20)	(14)	(6)	(42.9)
Total operating income	$318	$352	$(34)	(9.7)%

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Credit	$21	$38	$(17)	(44.7)%
Rates	77	42	35	83.3
Foreign Exchange and Metals	157	234	(77)	(32.9)
Equities	20	28	(8)	(28.6)
Total Global Markets	275	342	(67)	(19.6)
Global Banking	256	322	(66)	(20.5)
Global Liquidity and Cash Management	368	388	(20)	(5.2)
Securities Services	46	39	7	17.9
Global Trade and Receivables Finance	42	45	(3)	(6.7)
Credit and funding valuation adjustments	5	6	(1)	(16.7)
Other(2)	(42)	(41)	(1)	(2.4)
Total operating income	$950	$1,101	$(151)	(13.7)%

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

Our GB&M segment reported a lower profit before tax during the three and nine months ended September 30, 2019 due primarily to lower releases in expected credit losses and lower net interest income. While other operating income was higher and partially offset the decrease in the three-month period, it was lower and contributed to the decrease in the year-to-date period.
Credit revenue decreased during the three and nine months ended September 30, 2019 due to lower revenue from structuring and collateralized financing related activity.
Rates revenue increased during the three months ended September 30, 2019 due to higher revenue from emerging markets and structured rate products. In the year-to-date period, revenue from Rates increased due to higher revenue from emerging markets rate products and interest rate swaps.
Foreign Exchange and Metals revenue was flat during the three months ended September 30, 2019 and decreased sharply in the year-to-date period. The decrease in the year-to-date period was due primarily to a decline in interest rates and lower revenue in emerging market currencies and certain metals, including lower trading activity in Metals, which resulted in lower revenue compared to the prior year periods. Also contributing to the decrease was a lower redeployment of liquidity to Metals.
Equities revenue decreased during the three and nine months ended September 30, 2019 due to lower client activity in structured equity derivatives, partially offset by increased activity in prime finance.
Global Banking revenue decreased during the three and nine months ended September 30, 2019 due to lower net interest income from spread compression and lower fees from wire transfers, loan syndication and loan commitments. While losses associated

HSBC USA Inc.

with credit default swap protection which largely reflects the hedging of a single client exposure were higher and contributed to the decrease in the year-to-date period, they were lower and partially offset the decrease in the three-month period.
Global Liquidity and Cash Management revenue decreased during the three and nine months ended September 30, 2019 due to decreases in clearing fees and compliance fees as well as lower net interest income from spread compression.
Securities Services revenue was higher during the three and nine months ended September 30, 2019 due to higher revenue from additional direct custody and clearing client activity.
Global Trade and Receivables Finance revenue was relatively flat during the three months ended September 30, 2019 and lower in the year-to-date period. The decrease in the year-to-date period was due to lower fees on standby letters of credit.
Credit and funding valuation adjustments decreased during the three months ended September 30, 2019 and was relatively flat in the year-to-date period. The decrease in the three-month period was attributable primarily to unfavorable credit valuation adjustments driven by an increase in derivative asset balances in the current year period as well as unfavorable movements in funding spreads.
Other revenue decreased during the three months ended September 30, 2019 and was relatively flat in the year-to-date period. The decrease in the three-month period was driven by higher excess liquidity charges and lower cost reimbursements associated with activities performed on behalf of other HSBC affiliates.
Expected credit losses during the three and nine months ended September 30, 2019 reflected higher releases in credit loss reserves in the prior year periods due to improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as well as improvements in credit conditions associated with certain client relationships, including the upgrade of a single oil and gas industry client during the second quarter of 2018. In addition, releases in credit loss reserves during the current year periods were partially offset by higher loss estimates for downgrades reflecting weakness in the financial condition of certain client relationships.
Operating expenses were lower during the three and nine months ended September 30, 2019 due to lower incentive compensation expense and lower deposit insurance assessment fees due to removal of the temporary surcharge in December 2018 and a lower assessment rate.
Private Banking  The following table summarizes the Group Reporting Basis results for our PB segment:

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$31	$42	$(11)	(26.2)%
Other operating income	19	17	2	11.8
Total operating income	50	59	(9)	(15.3)
Expected credit losses	—	(1)	1	100.0
Net operating income	50	60	(10)	(16.7)
Operating expenses	50	59	(9)	(15.3)
Profit (loss) before tax	$—	$1	$(1)	(100.0)%

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$105	$132	$(27)	(20.5)%
Other operating income	52	53	(1)	(1.9)
Total operating income	157	185	(28)	(15.1)
Expected credit losses	1	(4)	5	*
Net operating income	156	189	(33)	(17.5)
Operating expenses	159	181	(22)	(12.2)
Profit (loss) before tax	$(3)	$8	$(11)	*

*	Percentage change is greater than 100 percent.
In August 2017, our PB business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS for a

HSBC USA Inc.

period of two years, which concluded during the third quarter of 2019. Under the terms of the agreement, we facilitated the referral of these client relationships to UBS for a fee, including the transfer of client assets, consisting of client investments and deposits, as well as the transfer of the relationship managers and client service employees that supported these clients. Loans associated with these client relationships were not included in the agreement. Total operating income associated with these client relationships was approximately $1 million during the nine months ended September 30, 2019, respectively, compared with $2 million and $14 million during the three and nine months ended September 30, 2018, respectively.
The following table provides information regarding PB client assets during the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30,	2019	2018
	(in millions)
Client assets at beginning of period	$36,017	$39,089
Net new money (outflows)	1,357	1,311
Client transfers to UBS	(26)	(1,464)
Value change	2,766	144
Client assets at end of period	$40,114	$39,080
Our PB segment profit before tax was relatively flat during the three months ended September 30, 2019 as lower net interest income was largely offset by lower operating expenses. In the year-to-date period, our PB segment reported a loss before tax during the nine months ended September 30, 2019 compared with a profit before tax during the prior year period due primarily to lower net interest income and higher expected credit losses, partially offset by lower operating expenses.
Net interest income decreased during the three and nine months ended September 30, 2019 reflecting the impact of lower deposit balances due primarily to the impact of the client referral agreement with UBS.
Other operating income was relatively flat during the three and nine months ended September 30, 2019.
Expected credit losses were relatively flat during the three months ended September 30, 2019. In the year-to-date period, expected credit losses were higher due to higher loss estimates in the mortgage portfolio.
Operating expenses decreased during the three and nine months ended September 30, 2019 due to lower deposit insurance assessment fees due to removal of the temporary surcharge in December 2018 and a lower assessment rate, lower staff costs and lower cost allocations from our operations, risk and compliance support service functions.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$25	$17	$8	47.1%
Other operating income	35	70	(35)	(50.0)
Total operating income(1)	60	87	(27)	(31.0)
Expected credit losses	—	(1)	1	100.0
Net operating income	60	88	(28)	(31.8)
Operating expenses	53	55	(2)	(3.6)
Profit (loss) before tax	$7	$33	$(26)	(78.8)%

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Net interest income	$57	$50	$7	14.0%
Other operating income	108	225	(117)	(52.0)
Total operating income(1)	165	275	(110)	(40.0)
Expected credit losses	1	3	(2)	(66.7)
Net operating income	164	272	(108)	(39.7)
Operating expenses	141	641	(500)	(78.0)
Profit (loss) before tax	$23	$(369)	$392	*

HSBC USA Inc.

*	Percentage change is greater than 100 percent.

(1)	The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$67	$52	$15	28.8%
Legacy structured credit products	(4)	7	(11)	*
Other	(3)	28	(31)	*
Total operating income	$60	$87	$(27)	(31.0)%

			Increase (Decrease)
Nine Months Ended September 30,	2019	2018	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$208	$198	$10	5.1%
Legacy structured credit products	(40)	25	(65)	*
Other	(3)	52	(55)	*
Total operating income	$165	$275	$(110)	(40.0)%

(2)
Balance Sheet Management includes gains (losses) on the sale of securities of $46 million and 76 million in the three and nine months ended September 30, 2019, respectively, compared with $(5) million and $10 million in the three and nine months ended September 30, 2018, respectively.

Our CC segment reported a lower profit before tax during the three months ended September 30, 2019 due primarily to lower other operating income, partially offset by higher net interest income. In the year-to-date period, our CC segment reported a profit before tax during the nine months ended September 30, 2019 compared with a loss before tax in the prior year period due primarily to lower operating expenses driven by expense recorded in the prior year related to a mortgage securitization legal matter that was settled in October 2018, partially offset by lower other operating income.
Net interest income was higher during the three and nine months ended September 30, 2019 as lower net interest income in Balance Sheet Management was more than offset by improved net interest income from legacy structured credit products and the impact of the liquidity framework we adopted in preparation for the planned implementation of the Net Stable Funding Ratio ("NSFR") which provides a temporary cap on the net liquidity charge to GB&M until the NSFR becomes effective. Lower liquidity charges in GB&M resulted in lower excess liquidity charges being retained in the CC compared with the prior year periods. See "Risk Management" in this MD&A for additional discussion of the NSFR.
Other operating income decreased during the three and nine months ended September 30, 2019 due primarily to unfavorable movements related to the economic hedging of interest rate risk within our own debt, a $14 million loss on the early termination of certain long-term repurchase agreements and lower revenue from legacy structured credit products, including in the year-to-date period, unfavorable valuation adjustments and a loss of approximately $39 million recorded during the first quarter of 2019 related to the unwind of one of our unconsolidated VIEs. These decreases were partially offset by higher gains on asset sales in Balance Sheet Management.
Expected credit losses were relatively flat during the three and nine months ended September 30, 2019.
Operating expenses were relatively flat during the three months ended September 30, 2019. In the year-to-date period, operating expenses were lower due primarily to higher legal expense recorded in the prior year related to a mortgage securitization matter as discussed above and, to a lesser extent, lower cost allocations from our support service functions. These decreases were partially offset by lower levels of expense capitalization related to internally developed software and higher allocated severance costs.
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

HSBC USA Inc.

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

HSBC USA Inc.

our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Our residential mortgage loan allowance for credit losses in all periods reflects consideration of risk factors relating to trends such as recent portfolio performance as compared with average roll rates as well as housing market trends and second lien exposure.
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2018 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2018 Form 10-K. There have been no significant revisions to our policies or methodologies during the first nine months of 2019.
The following table sets forth the allowance for credit losses for the periods indicated:

	September 30, 2019	June 30, 2019	December 31, 2018
	(dollars are in millions)
Allowance for credit losses	$676	$613	$541
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.16%	1.05%	.97%
Affiliates	—	—	—
Total commercial	1.10	.98	.93
Consumer:
Residential mortgages	.06	.06	.07
Home equity mortgages	.68	.77	.71
Credit cards	6.80	6.29	5.69
Other consumer	2.72	1.84	1.98
Total consumer	.56	.48	.42
Total loans	.95	.85	.78
Net charge-offs:(2)
Commercial(3)	1,941%	4,325%	1,117%
Consumer	205	181	319
Total net charge-offs	805	958	807
Nonperforming loans:(1)(4)
Commercial	212%	344%	318%
Consumer	26	21	20
Total nonperforming loans	96	104	97

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios at September 30, 2019 and June 30, 2019 reflect year-to-date net charge-offs, annualized. Ratios at December 31, 2018 reflect full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the year-to-date periods ended September 30, 2019 and June 30, 2019 and year ended December 31, 2018 was 233 months, 519 months and 134 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and nine months ended September 30, 2019 and 2018.
The allowance for credit losses at September 30, 2019 increased $63 million or 10 percent as compared with June 30, 2019 and increased $135 million or 25 percent as compared with December 31, 2018 due to higher loss estimates in our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio.
Our commercial allowance for credit losses at September 30, 2019 increased $44 million or 8 percent as compared with June 30, 2019 and increased $105 million or 23 percent as compared with December 31, 2018 due to downgrades reflecting weakness in

HSBC USA Inc.

the financial condition of certain client relationships, a provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio and, as compared with December 31, 2018, loan growth. These increases were partially offset by releases in credit loss reserves due to paydowns and, as compared with December 31, 2018, a release in credit loss reserves for risk factors associated with fraud.
Our consumer allowance for credit losses at September 30, 2019 increased $19 million or 20 percent as compared with June 30, 2019 and increased $30 million or 36 percent as compared with December 31, 2018 due primarily to a higher allowance for credit losses in credit cards reflecting growth in customer activity driven by new product promotions, including higher delinquency roll rates and, as compared with December 31, 2018, higher dollars of delinquency.
The allowance for credit losses as a percentage of total loans held for investment at September 30, 2019 increased as compared with both June 30, 2019 and December 31, 2018 due to an increase in our allowance for credit losses for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs at September 30, 2019 decreased as compared with June 30, 2019 as an increase in dollars of net charge-offs driven by higher charge-offs in our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio outpaced the increase in our allowance for credit losses for the reasons discussed above. As compared with December 31, 2018, the allowance for credit losses as a percentage of net charge-offs was relatively flat as an increase in dollars of net charge-offs driven by higher charge-offs in our consumer loan portfolio was largely offset by the increase in our allowance for credit losses for the reasons discussed above.
The allowance for credit losses as a percentage of nonperforming loans held for investment at September 30, 2019 decreased as compared with June 30, 2019 as an increase in nonperforming loans driven by higher nonperforming loans in our commercial loan portfolio outpaced the increase in our allowance for credit losses for the reasons discussed above. As compared with December 31, 2018, the allowance for credit losses as a percentage of nonperforming loans held for investment was relatively flat as an increase in nonperforming loans due to higher nonperforming loans in our commercial loan portfolio and, to a lesser extent, our residential mortgage loan portfolio was largely offset by the increase in our allowance for credit losses for the reasons discussed above.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	September 30, 2019		June 30, 2019		December 31, 2018
	(dollars are in millions)
Commercial(1)	$563	71.9%	$519	72.8%	$458	71.5%
Consumer:
Residential mortgages	11	24.6	11	24.0	13	25.2
Home equity mortgages	6	1.2	7	1.3	7	1.4
Credit cards	89	1.8	71	1.6	58	1.5
Other consumer	7.5		5.3		5.4
Total consumer	113	28.1	94	27.2	83	28.5
Total	$676	100.0%	$613	100.0%	$541	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	September 30, 2019	June 30, 2019	December 31, 2018
	(in millions)
Off-balance sheet credit risk reserve	$89	$90	$96
Off-balance sheet reserves were relatively flat at September 30, 2019 as compared with June 30, 2019. As compared with December 31, 2018, off-balance sheet reserves decreased reflecting lower outstanding exposure. Off-balance sheet exposures are

HSBC USA Inc.

summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	September 30, 2019	June 30, 2019	December 31, 2018
	(dollars are in millions)
Delinquent loans:
Commercial	$77	$22	$60
Consumer:
Residential mortgages(1)(2)	332	319	347
Home equity mortgages(1)(2)	26	27	30
Credit cards	26	25	20
Other consumer	7	6	8
Total consumer	391	377	405
Total	$468	$399	$465
Delinquency ratio:
Commercial	.15%	.04%	.12%
Consumer:
Residential mortgages(1)(2)	1.88	1.83	1.99
Home equity mortgages(1)(2)	2.95	2.96	3.05
Credit cards	1.99	2.21	1.96
Other consumer	2.72	2.21	2.62
Total consumer	1.95	1.91	2.05
Total	.65%	.55%	.67%

(1)
At September 30, 2019, June 30, 2019 and December 31, 2018, consumer mortgage loan delinquency includes $240 million, $239 million and $254 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $1 million, $1 million and $1 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	September 30, 2019	June 30, 2019	December 31, 2018
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$39	$14	$9
ARM loans	130	121	114
Delinquency ratio:
Interest-only loans	1.19%	.43%	.28%
ARM loans	1.05	.99	.94
Our two-months-and-over contractual delinquency ratio increased 10 basis points compared with June 30, 2019 due to higher dollars of delinquency in both our commercial and consumer loan portfolios. Compared with December 31, 2018, our two-months-and-over contractual delinquency ratio decreased 2 basis points as higher dollars of delinquency in our commercial loan portfolio was more than offset by lower dollars of delinquency in our consumer loan portfolio as well as higher outstanding loan balances driven by an increase in the commercial loan portfolio.
Our commercial loan two-months-and-over contractual delinquency ratio increased 11 basis points and 3 basis points compared with June 30, 2019 and December 31, 2018, respectively, driven largely by a global banking loan which became 60 days delinquent in the third quarter, partially offset by collections and, as compared with December 31, 2018, higher outstanding loan balances.
Our consumer loan two-months-and-over contractual delinquency ratio increased 4 basis points compared with June 30, 2019 due primarily to a Private Banking residential mortgage customer which became 60 days delinquent in the third quarter. Compared with December 31, 2018, our consumer loan two-months-and-over contractual delinquency ratio decreased 10 basis points due to lower dollars of residential mortgage delinquency reflecting the resolution of temporary customer payment interruptions associated

HSBC USA Inc.

with the transfer of servicing in December 2018 which resulted in higher levels of reported residential mortgage delinquency in the prior period. This decrease was partially offset by the Private Banking residential mortgage customer which became 60 days delinquent in the third quarter as well as higher dollars of credit card delinquency reflecting growth in customer activity driven by new product promotions.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	September 30, 2019	June 30, 2019	September 30, 2018
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Business and corporate banking	$16	$1	$1
Global banking	—	3	11
Total commercial	16	4	12
Consumer:
Residential mortgages	(1)	—	(3)
Credit cards	16	11	8
Other consumer	—	1	(1)
Total consumer	15	12	4
Total	$31	$16	$16
Net Charge-off Ratio:
Commercial:
Business and corporate banking	.44%	.03%	.03%
Global banking	—	.06	.24
Total commercial	.12	.03	.10
Consumer:
Residential mortgages	(.02)	—	(.07)
Credit cards	5.18	4.06	3.66
Other consumer	—	1.53	(1.35)
Total consumer	.30	.24	.08
Total	.17%	.09%	.10%
Our net charge-off ratio as a percentage of average loans for the quarter ended September 30, 2019 increased 8 basis points compared with the quarter ended June 30, 2019 due primarily to higher levels of net charge-offs in our commercial loan portfolio associated with managed reductions in certain exposures and, to a lesser extent, higher levels of net charge-offs in our consumer loan portfolio due to higher charge-offs in credit cards reflecting growth in customer activity driven by new product promotions. These increases were partially offset by higher average loan balances driven by an increase in the commercial loan portfolio.
Compared with the quarter ended September 30, 2018, our net charge-off ratio as a percentage of average loans increased 7 basis points due to higher levels of net charge-offs in our consumer loan portfolio due to higher charge-offs in credit cards reflecting growth in customer activity driven by new product promotions as well as higher charge-offs in our commercial loan portfolio associated with managed reductions in certain exposures. These increases were partially offset by higher average loan balances driven by an increase in the commercial loan portfolio.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	September 30, 2019	June 30, 2019	December 31, 2018
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$3	$7	$7
Business and corporate banking	149	90	70
Global banking	112	53	65
Other commercial	—	—	1
Commercial nonaccrual loans held for sale	—	22	—
Total commercial	264	172	143
Consumer:
Residential mortgages(1)(2)(3)	371	370	341
Home equity mortgages(1)(2)	47	48	55
Consumer nonaccrual loans held for sale	1	1	1
Total consumer	419	419	397
Total nonaccruing loans	683	591	540
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	1
Total commercial	1	1	1
Consumer:
Credit cards	18	18	14
Other consumer	6	4	6
Total consumer	24	22	20
Total accruing loans contractually past due 90 days or more	25	23	21
Total nonperforming loans	708	614	561
Other real estate owned(4)	13	13	12
Total nonperforming assets	$721	$627	$573

(1)
At September 30, 2019, June 30, 2019 and December 31, 2018, nonaccrual consumer mortgage loans held for investment include $273 million, $267 million and $289 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes $1 million or less of commercial other real estate owned at September 30, 2019, June 30, 2019 and December 31, 2018.
Nonaccrual loans increased compared with both June 30, 2019 and December 31, 2018 due primarily to higher levels of nonaccrual loans in our commercial loan portfolio driven by downgrades, partially offset by paydowns and, as compared with June 30, 2019, the sale of two global banking loans which were downgraded and transferred to held for sale during the second quarter. Nonaccrual loans in our consumer loan portfolio also increased compared with December 31, 2018 reflecting certain Private Banking residential mortgage customers which became 90 days past due during the second quarter. Accruing loans past due 90 days or more remained relatively flat compared with June 30, 2019 and increased slightly compared with December 31, 2018 due to an increase in credit cards reflecting growth in customer activity driven by new product promotions.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2018 Form 10-K.
Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans as well as certain other commercial credit quality indicators. Commercial impaired loans increased compared with both June 30, 2019 and December 31, 2018 driven by increased nonaccrual loans for the reasons discussed above, partially offset by the paydown of a large accruing TDR Loan.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at September 30, 2019 and December 31, 2018. Each category is not mutually exclusive and loans may appear in more than one category below.

	September 30, 2019	December 31, 2018
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,272	$3,208
ARM loans(1)	12,355	12,096

(1)	During the remainder of 2019 and during 2020, approximately $111 million and $631 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $58 million and $65 million at September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019	December 31, 2018
	(in millions)
Closed end:
First lien	$17,574	$17,383
Second lien	36	40
Revolving(1)	844	942
Total	$18,454	$18,365

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at September 30, 2019 and December 31, 2018 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
September 30, 2019
New York State	30.5%	31.3%
California	20.4	44.2
North Central United States	3.3	1.9
North Eastern United States, excluding New York State	7.0	7.7
Southern United States	31.9	10.2
Western United States, excluding California	6.9	4.7
Total	100.0%	100.0%
December 31, 2018
New York State	32.1%	31.8%
California	21.5	43.5
North Central United States	3.0	2.0
North Eastern United States, excluding New York State	6.4	7.8
Southern United States	28.9	10.4
Western United States, excluding California	8.1	4.5
Total	100.0%	100.0%

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

	September 30, 2019	December 31, 2018
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$37,431	$30,643
Less: collateral held against exposure	8,294	5,251
Net credit risk exposure	$29,137	$25,392

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
Interest Bearing Deposits with Banks totaled $11,183 million and $15,700 million at September 30, 2019 and December 31, 2018, respectively, of which $9,487 million and $14,376 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.

HSBC USA Inc.

Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $8,263 million and $10,168 million at September 30, 2019 and December 31, 2018, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $23,418 million and $17,041 million at September 30, 2019 and December 31, 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $54,766 million and $46,049 million at September 30, 2019 and December 31, 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $8,962 million and $4,180 million at September 30, 2019 and December 31, 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $119,801 million and $110,955 million at September 30, 2019 and December 31, 2018, respectively, which included $96,125 million and $91,909 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $29,347 million at September 30, 2019 from $30,628 million at December 31, 2018. The following table presents the maturities of long-term debt at September 30, 2019:

(in millions)
2019	$1,996
2020	7,104
2021	5,848
2022	1,911
2023	1,167
Thereafter	11,321
Total	$29,347
The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30,	2019	2018
	(in millions)
Long-term debt issued	$3,691	$3,729
Long-term debt repaid	(6,706)	(8,634)
Net long-term debt repaid	$(3,015)	$(4,905)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the nine months ended September 30, 2019.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. During the first quarter of 2019, due to an anticipated decrease in utilization of the shelf registration statement, the Board of Directors approved a reduction in the amount we are authorized to issue from $36,000 million at December 31, 2018 to $30,000 million, of which $15,201 million was available at September 30, 2019. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $13,304 million was available at September 30, 2019. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At September 30, 2019, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $15,538 million.
Preferred Equity  See Note 17, "Preferred Stock," in our 2018 Form 10-K for information regarding all outstanding preferred share issues.

HSBC USA Inc.

Common Equity  During the nine months ended September 30, 2019, HSBC USA received a common stock return of capital of $2.4 billion from its subsidiary, HSBC Bank USA, and paid a distribution on its common stock of $2.4 billion from surplus capital to its parent, HSBC North America.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	12.4%	13.6%
Tier 1 capital to risk-weighted assets	13.4	14.6
Total capital to risk-weighted assets	15.9	17.2
Tier 1 leverage ratio(1)	9.2	11.0
Supplementary leverage ratio(2)	6.5	7.6

(1)	Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

(2)	Total leverage exposure, the SLR denominator, includes adjusted quarterly average assets plus certain off-balance sheet exposures.
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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). Under the Basel III rule, there are two methods available to calculate risk-weighted assets, the generally-applicable Standardized Approach and the Advanced Approaches, which are required in addition to the Standardized Approach for large banking organizations that meet certain thresholds. As previously disclosed, in accordance with FRB rules, HSBC North America and HSBC Bank USA received regulatory approval to opt out of the Advanced Approaches for credit risk and are calculating their risk-based capital requirements for credit risk solely under the Standardized Approach. HSBC Bank USA submits an annual statement to the OCC to maintain this opt out. For additional discussion of the Basel III final rule requirements, including required minimum capital ratios, as well as a discussion of recent regulatory developments and their expected impact see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2018 Form 10-K and also below under the caption, "Other Regulatory Developments." We continue to review the composition of our capital structure and capital buffers in light of these developments.
Capital Planning and Stress Testing The FRB requires IHCs and large bank holding companies ("BHCs"), including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and periodic company-run stress tests as required under Dodd-Frank (collectively, "DFAST"), as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act ("Relief Act"). HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and periodic company-run exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon. For further discussion on capital planning and stress testing, including detail regarding the FRB's supervisory assessment as part of the CCAR process, as well as a discussion of recent regulatory developments and their expected impact see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2018 Form 10-K and also below under the caption, "Other Regulatory Developments."
HSBC North America submitted its latest CCAR capital plan and both HSBC North America and HSBC Bank USA submitted their latest annual company-run DFAST results in April 2019. In July 2019, HSBC North America and HSBC Bank USA publicly disclosed their latest annual DFAST results. In October 2019, HSBC North America submitted and publicly disclosed its latest periodic DFAST results.
In June 2019, the FRB publicly disclosed its own DFAST and CCAR results and informed HSBC North America that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2019 CCAR submission.

HSBC USA Inc.

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
Other Regulatory Developments
Tailoring of Enhanced Prudential Standards
In October 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Relief Act that would tailor the application of the enhanced prudential standards for large BHCs and foreign banking organizations (the "Tailoring Rules"). The Tailoring Rules assign each BHC and U.S. IHC with $50 billion or more in total U.S. assets into one of five classifications (Categories I through IV, and 'other firms') based on its size and four risk-based indicators. In connection with the release of the Tailoring Rules, FRB staff indicated which firms likely would fall into each of the categories based on data for the first quarter of 2019. According to the FRB staff's projections, HSBC North America will be subject to Category III standards.
Risk-based and Leverage Capital As a Category III firm, HSBC North America and its subsidiary bank, HSBC Bank USA, will no longer be considered "Advanced Approaches banking organizations." Prior to adoption of the Tailoring Rules, HSBC North America and HSBC Bank USA had requested and received regulatory approval to opt out of the Advanced Approaches and therefore have previously calculated and will continue to calculate their risk-based capital requirements for credit risk solely under the Standardized Approach. Under the Tailoring Rules, HSBC North America and HSBC Bank USA remain subject to certain other capital requirements that were previously applicable only to Advanced Approaches banking organizations, including the SLR and the countercyclical capital buffer. The Tailoring Rules also permit Category III firms including HSBC North America and HSBC Bank USA to opt-out of the requirement to recognize most elements of accumulated other comprehensive income in regulatory capital. The provisions of the Tailoring Rules relevant to HSBC North America and HSBC Bank USA become effective 60 days following the rules' publication in the Federal Register.
Category III firms such as HSBC North America and HSBC Bank USA will also benefit from (i) simpler capital requirements for mortgage servicing assets, certain deferred tax assets, and investments in the capital of unconsolidated financial institutions, and (ii) a simplified treatment for the amount of capital issued by consolidated subsidiaries to third parties (generally known as minority interests) which can be included in regulatory capital, relative to the rules that will continue to apply to Advanced Approaches banking organizations. These simplifying amendments were adopted in a separate rulemaking (the "Simplifications Rule") finalized by the federal banking agencies in July 2019 and will become effective as early as January 2020. The federal banking agencies also issued a proposal in October 2018 that would require certain banking organizations to use a revised standardized approach for measuring counterparty credit risk ("SA-CCR") to calculate total risk-weighted asset amounts for derivative transactions in place of the existing current exposure method ("CEM"). The Tailoring Rules clarify that Category III firms and their subsidiary banks would not be required to use SA-CCR to measure their derivative exposure once the SA-CCR proposal is finalized. Instead, HSBC North America (and HSBC Bank USA) would have the option to use either SA-CCR or CEM for their risk-based capital ratios and the SLR. The federal banking agencies issued a separate proposal in April 2019 which would exclude Category III firms and their subsidiary banks from the requirement to deduct from their regulatory capital holdings of TLAC instruments issued by other banks.
Stress Testing Under the Tailoring Rules, HSBC North America, as a Category III firm, remains subject to CCAR on an annual basis although it is no longer subject to a mid-cycle stress testing requirement and is now required to disclose its company-run stress tests only every other year. In October 2019, the OCC adopted a final rule implementing the Relief Act which provides that national banks, such as HSBC Bank USA, must conduct company-run stress tests only once every two years beginning on January 1, 2020.
Liquidity Once effective, the Tailoring Rules will also reduce the liquidity coverage ratio requirement for Category III IHCs with weighted short-term wholesale funding under $75 billion and their depository institution subsidiaries, including HSBC North America and HSBC Bank USA, from 100 to 85 percent on a daily basis. The Tailoring Rules also indicate that an 85 percent NSFR would apply to Category III IHCs with weighted short-term wholesale funding under $75 billion and their depository institution subsidiaries once the NSFR is finalized. As a Category III firm, HSBC North America will remain subject to liquidity stress testing on a monthly basis and related liquidity buffer and liquidity risk management requirements.
Resolution Planning Simultaneous with the Tailoring Rules, the FRB and FDIC jointly finalized a proposal to revise the regulations implementing the resolution planning requirements for depository institution holding companies in the Dodd-Frank Act (the "Holdco Resolution Plan Rule"). Under the Holdco Resolution Plan Rule, HSBC is required to file a resolution plan every three years (rather than annually), alternating between a full resolution plan and a targeted resolution plan, which would generally be limited to core areas such as capital and liquidity, as well as material changes in other areas. Under the Holdco Resolution Plan

HSBC USA Inc.

Rule, HSBC's first targeted resolution plan submission is not required until July 1, 2021 and its full resolution plan submission is not required until July 1, 2024. The Holdco Resolution Plan Rule did not revise the resolution plan requirements applicable to HSBC Bank USA, which are administered solely by the FDIC. In April 2019, the FDIC requested comment on an advance notice of proposed rulemaking that would alter the FDIC's separate resolution plan requirements for insured depository institutions with total consolidated assets of at least $50 billion ("Covered IDIs"), including the Bank. The proposal would delay the requirement for HSBC Bank USA (as well as other Covered IDIs) to file a resolution plan under the FDIC's current rules until a future date to be specified by the FDIC.
We continue to evaluate the potential impact of the Relief Act, the Tailoring Rules, the Simplification Rule, the Holdco Resolution Plan Rule and other related pending proposals on our operations.
The Volcker Rule
The "Volcker Rule" limits the ability of banking entities such as HUSI to sponsor or invest in certain private equity or hedge funds, or engage in certain types of proprietary trading. See Part I, "Regulation and Competition - The "Volcker Rule"," in our 2018 Form 10-K.
In September and October 2019, the federal agencies responsible for administration of the Volcker Rule (the SEC, the FDIC, the FRB, the OCC and the Commodity Futures Trading Commission) finalized amendments to simplify and tailor compliance requirements related to the Volcker Rule. Given that HSBC North America has more than $20 billion in trading assets and liabilities, it remains subject to the highest expectations under the Volcker Rule. While the recent amendments are intended to streamline the existing requirements and result in a more workable revised final rule, these changes to the Volcker Rule may result in increased compliance and operational costs. The effective date of the amendments to the Volcker Rule is January 1, 2020, with compliance required by January 1, 2021. We continue to assess the impact of the amendments on our operations.
2019 Funding Strategy  Our current estimate for funding needs and sources for 2019 are summarized in the following table:

	Actual January 1 through September 30, 2019	Estimated October 1 through December 31, 2019	Estimated Full Year 2019
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$2	$1	$3
Net change in short-term investments and securities	2	1	3
Net change in trading and other assets	8	1	9
Total funding needs	$12	$3	$15
Increase (decrease) in funding sources:
Net change in deposits	$9	$4	$13
Net change in trading and other short-term liabilities	5	—	5
Net change in long-term debt	(2)	(1)	(3)
Total funding sources	$12	$3	$15
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

	Balance at September 30, 2019
	One Year or less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2018
	(in millions)
Standby letters of credit, net of participations(1)	$6,630	$2,285	$118	$9,033	$8,972
Commercial letters of credit	131	43	—	174	218
Credit derivatives(2)	7,544	42,112	2,934	52,590	45,384
Other commitments to extend credit:
Commercial(3)	19,773	64,900	3,664	88,337	89,302
Consumer	7,921	—	—	7,921	7,927
Total	$41,999	$109,340	$6,716	$158,055	$151,803

(1)	Includes $1,389 million and $1,321 million issued for the benefit of HSBC affiliates at September 30, 2019 and December 31, 2018, respectively.

(2)	Includes $25,461 million and $25,734 million issued for the benefit of HSBC affiliates at September 30, 2019 and December 31, 2018, respectively.

(3)	Includes $1,492 million and $2,045 million issued for the benefit of HSBC affiliates at September 30, 2019 and December 31, 2018, respectively.
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

HSBC USA Inc.

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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2019 and December 31, 2018, our Level 3 measurements included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain corporate debt securities, certain asset-backed securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable credit quality, swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation and, at December 31, 2018, a contingent consideration receivable associated with the sale of a portion of our PB business. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.

HSBC USA Inc.

Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(dollars are in millions)
Level 3 assets(1)(2)	$1,699	$2,338
Total assets measured at fair value(1)(3)	104,849	81,125
Level 3 liabilities(1)	1,541	1,550
Total liabilities measured at fair value(1)	57,516	52,587
Level 3 assets as a percent of total assets measured at fair value	1.6%	2.9%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.7%	2.9%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $1,248 million of recurring Level 3 assets and $451 million of non-recurring Level 3 assets at September 30, 2019. Includes $2,301 million of recurring Level 3 assets and $37 million of non-recurring Level 3 assets at December 31, 2018.

(3)
Includes $104,367 million of assets measured on a recurring basis and $482 million of assets measured on a non-recurring basis at September 30, 2019. Includes $81,030 million of assets measured on a recurring basis and $95 million of assets measured on a non-recurring basis at December 31, 2018.

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
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2019 and 2018 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $35 million or a decrease of the overall fair value measurement of approximately $49 million at September 30, 2019. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers, certain asset-backed securities including CDOs and certain deal-contingent forward starting interest rate derivatives.

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

HSBC USA Inc.

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
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both September 30, 2019 and December 31, 2018, HSBC USA's LCR under the EU LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets. HSBC North America and HSBC Bank USA are also subject to the U.S. LCR rule. Under the U.S. rule, U.S. institutions, including HSBC North America and HSBC Bank USA, are required to maintain a minimum LCR of 100 percent and report LCR to U.S. regulators on a daily basis. During the nine months ended September 30, 2019 and year ended December 31, 2018, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement.
The European calibration of the Basel Committee based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR guidance, which may differ in future periods

HSBC USA Inc.

depending on completion of the European calibration and further implementation guidance from regulators. At both September 30, 2019 and December 31, 2018, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. At both September 30, 2019 and December 31, 2018, HSBC Bank USA's estimated NSFR, based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded 100 percent.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at September 30, 2019:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at September 30, 2019.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At September 30, 2019, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
Interest Rate Risk Management  Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. In the second quarter of 2019, we began managing our net interest rate risk sensitivities to a static balance sheet. As a result, we have revised prior year amounts in the net interest income simulation modeling table below in order to conform to the current year presentation. There have been no other material changes to our approach towards interest rate risk management since December 31, 2018. See "Risk Management" in MD&A in our 2018 Form 10-K for a more complete discussion of our approach to interest rate risk.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both September 30, 2019 and December 31, 2018, our EVE remained within risk appetite for the up 200 and down 200 basis point interest rate shock scenarios.

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

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on October 1, 2019 and January 1, 2019, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$41	2%	$104	4%
Resulting from a gradual 100 basis point decrease in the yield curve	(95)	(4)	(136)	(5)
Other significant scenarios monitored (reflects projected rate movements on October 1, 2019 and January 1, 2019, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	21	1	134	5
Resulting from an immediate 100 basis point decrease in the yield curve	(173)	(7)	(262)	(9)
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital risk/sensitivity of other comprehensive income (loss)  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive income (loss). This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk-weighted assets and total equity to total assets. At September 30, 2019, we had an available-for-sale securities portfolio of approximately $41,416 million with a positive mark-to-market adjustment of $41 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $332 million to a net loss of $291 million with the following results on our capital ratios:

	September 30, 2019		December 31, 2018
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk-weighted assets	12.4%	12.2%	13.6%	13.5%
Total equity to total assets	10.0	9.9	11.9	11.8

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
Market Risk Management  Exposure to market risk is separated into two portfolios:

•	Trading portfolios comprise positions arising from market-making and warehousing of client-derived positions.

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

HSBC USA Inc.

Daily VaR (trading portfolios), 99 percent 1 day (in millions):
The following table summarizes our trading VaR for the nine months ended September 30, 2019:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At September 30, 2019	$3	$6	$1	$(3)	$7

Nine Months Ended September 30, 2019
Average	2	6	1	(3)	6
Maximum	5	8	2		8
Minimum	1	5	1		5

At December 31, 2018	$2	$6	$1	$(3)	$6

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
In the nine months ended September 30, 2019, we experienced three profit and two loss back-testing exceptions. A profit exception in March and a loss exception in April were mainly driven by precious metal future and spot price movements. A loss exception in June was primarily driven by market volatility in emerging market currencies and rates. A profit exception in July was driven by a large drop in market yields outside of historical distribution and a profit exception in August was driven by Argentina market volatility.

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
The following table summarizes our non-trading VaR for the nine months ended September 30, 2019:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At September 30, 2019	$34	$46	$(29)	$51

Nine Months Ended September 30, 2019
Average	30	25	(16)	39
Maximum	48	46		51
Minimum	20	18		33

At December 31, 2018	$22	$18	$(6)	$34

(1)	Refer to the Trading VaR table above for additional information.
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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and nine months ended September 30, 2019 included fees of $21 million and $59 million, respectively, compared with fees of $17 million and $53 million during the three and nine months ended September 30, 2018, respectively.

Three Months Ended September 30,	2019			2018
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$12,928	$80	2.46%	$20,705	$115	2.20%
Federal funds sold and securities purchased under resale agreements	6,019	56	3.69	5,134	49	3.79
Trading securities	25,588	85	1.32	13,735	54	1.56
Securities	52,866	296	2.22	45,797	292	2.53
Loans:
Commercial	53,062	540	4.04	46,458	470	4.01
Consumer:
Residential mortgages	17,545	157	3.55	17,428	152	3.46
Home equity mortgages	891	11	4.90	1,062	12	4.48
Credit cards	1,216	19	6.20	873	18	8.18
Other consumer	253	6	9.41	353	7	7.87
Total consumer	19,905	193	3.85	19,716	189	3.80
Total loans	72,967	733	3.99	66,174	659	3.95
Other	4,225	23	2.16	3,464	19	2.18
Total interest earning assets	$174,593	$1,273	2.89%	$155,009	$1,188	3.04%
Allowance for credit losses	(622)			(526)
Cash and due from banks	1,310			1,288
Other assets	13,159			17,761
Total assets	$188,440			$173,532
Liabilities and Equity:
Domestic deposits:
Savings deposits	$48,561	$127	1.04%	$46,480	$78.67%
Time deposits	30,122	209	2.75	22,773	153	2.67
Other interest bearing deposits	12,290	63	2.03	9,704	41	1.68
Foreign deposits:
Foreign banks deposits	3,889	6.61		3,998	4.40
Other interest bearing deposits	829	3	1.44	1,640	7	1.69
Deposits held for sale	—	—	—	58	—	.51
Total interest bearing deposits	95,691	408	1.69	84,653	283	1.33
Short-term borrowings	12,460	79	2.52	5,730	45	3.12
Long-term debt	29,734	277	3.70	30,872	291	3.74
Total interest bearing deposits and debt	137,885	764	2.20	121,255	619	2.03
Tax liabilities and other	947	6	2.51	1,394	10	2.85
Total interest bearing liabilities	$138,832	$770	2.20%	$122,649	$629	2.03%
Net interest income/Interest rate spread		$503.69%			$559	1.01%
Noninterest bearing deposits	22,273			24,403
Other liabilities	8,656			6,431
Total equity	18,679			20,049
Total liabilities and equity	$188,440			$173,532
Net interest margin on average earning assets			1.14%			1.43%
Net interest income to average total assets			1.06%			1.28%

HSBC USA Inc.

Nine Months Ended September 30,	2019			2018
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$15,289	$296	2.59%	$22,877	$325	1.90%
Federal funds sold and securities purchased under resale agreements	6,003	189	4.21	6,567	154	3.14
Trading securities	21,733	215	1.32	13,013	156	1.60
Securities	48,923	898	2.45	45,270	823	2.43
Loans:
Commercial	51,602	1,614	4.18	47,612	1,336	3.75
Consumer:
Residential mortgages	17,485	469	3.59	17,379	449	3.45
Home equity mortgages	925	35	5.06	1,112	37	4.45
Credit cards	1,108	57	6.88	806	51	8.46
Other consumer	263	17	8.64	383	21	7.33
Total consumer	19,781	578	3.91	19,680	558	3.79
Total loans	71,383	2,192	4.11	67,292	1,894	3.76
Other	3,419	61	2.39	3,934	57	1.94
Total interest earning assets	$166,750	$3,851	3.09%	$158,953	$3,409	2.87%
Allowance for credit losses	(585)			(585)
Cash and due from banks	1,274			1,076
Other assets	13,084			20,568
Total assets	$180,523			$180,012
Liabilities and Equity
Domestic deposits:
Savings deposits	$47,143	$344.98%		$48,772	$229.63%
Time deposits	27,196	579	2.85	22,305	401	2.40
Other interest bearing deposits	10,924	167	2.04	10,313	105	1.36
Foreign deposits:
Foreign banks deposits	4,045	22.73		4,343	13.40
Other interest bearing deposits	799	9	1.51	1,501	14	1.25
Deposits held for sale	2	—	.59	195	1.58
Total interest bearing deposits	90,109	1,121	1.66	87,429	763	1.17
Short-term borrowings	9,034	209	3.09	6,353	121	2.55
Long-term debt	30,820	895	3.88	32,061	831	3.47
Total interest bearing deposits and debt	129,963	2,225	2.29	125,843	1,715	1.82
Tax liabilities and other	1,143	21	2.46	1,440	28	2.60
Total interest bearing liabilities	$131,106	$2,246	2.29%	$127,283	$1,743	1.83%
Net interest income/Interest rate spread		$1,605.80%			$1,666	1.04%
Noninterest bearing deposits	22,880			25,722
Other liabilities	7,694			7,076
Total equity	18,843			19,931
Total liabilities and equity	$180,523			$180,012
Net interest margin on average earning assets			1.29%			1.40%
Net interest income to average total assets			1.19%			1.24%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the third quarter of 2019 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the third quarter of 2019 and approximately 16 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the third quarter of 2019 was approximately $509.

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
Activity related to U.S. Executive Order 13224 During the third quarter of 2019, the HSBC Group processed the following transactions relating to Executive Order 13224:

•
The HSBC Group processed a local currency payment from a U.K. customer's account to that customer's account at another financial institution which had been designated the previous day under Executive Order 13224.

•	The HSBC Group closed the accounts of and paid the closing balances to an individual designated under Executive Order 13224 in accordance with local legal requirements in that jurisdiction.

•	The HSBC Group set off mortgage debt owed by an individual designated under Executive Order 13224 using funds from the individual's frozen cash accounts.

•
The HSBC Group processed a number of small local currency payments on behalf of U.K. customers to a U.K.-registered charity that is designated under Executive Order 13224, but that is not sanctioned by the U.K. or the EU.

HSBC USA Inc.

There was no measurable gross revenue or net profit generated from these transactions.
Other activity The HSBC Group has an insurance company customer in the United Arab Emirates that, during the third quarter of 2019, made a payment for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. HSBC processed the payment to the hospital made by its customer.
The HSBC Group maintains certain accounts for customers in the United Arab Emirates that, during the third quarter of 2019, received check payments from entities owned by the Government of Iran.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2019.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2019. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2019 relating to these frozen accounts.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (iii) the Consolidated Balance Sheet at September 30, 2019 and December 31, 2018, (iv) the Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2019 and 2018, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 28, 2019

HSBC USA INC.

By:	/s/ KAVITA MAHTANI
Kavita Mahtani
Senior Executive Vice President and
Chief Financial Officer