Form 10-K
period 2019-12-31
HSBC USA INC /MD/
filed 2020-02-18
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 14, 2020, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

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

HSBC Group

HSBC Group aims to be the world's preeminent international bank and is a leading provider of transactional banking products and services with a geographical network which provides clients and investors access to what it believes are the most attractive growth opportunities. HSBC seeks growth where the opportunities best align with its strengths, focused on enabling and supporting business and trade between the developed world and the faster growing, higher returning markets of the world, particularly in Asia and the Middle East. However, the more challenging economic environment requires strategic changes in order to increase returns and create capacity for future growth. These strategic changes include materially reshaping underperforming areas of HSBC Group, particularly in Global Banking and Markets, in Europe, and in the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - 2020 Business Update."

HSBC North America Operations

HSBC North America is the holding company for HSBC Group's operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2019 were HSBC USA, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain subsidiaries primarily associated with global banking and markets businesses, and HSBC Technology & Services (USA) Inc. ("HTSU"), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA's principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC Group's operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services through the pooling of resources within HTSU to provide shared, allocated support functions to all of HSBC North America's subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in debt issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity and capital to both entities. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of HMUS, generally leads or participates as underwriter of all HUSI domestic issuances of term debt. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.

HSBC USA Operations

In support of HSBC's strategy, our U.S. operations are currently focused on the core activities of our four global businesses and a Corporate Center, as discussed below, and the positioning of our activities towards international connectivity strategies, including what we believe are our unique capabilities to serve clients in the North American trade corridor.

•
Our Retail Banking and Wealth Management ("RBWM") business provides a range of banking and wealth products and services to individuals and certain small businesses, focusing on internationally-minded customers in large metropolitan centers on the West and East coasts.

•	Our Commercial Banking ("CMB") business serves corporate and business banking clients, focused on selected large cities with strong international trade ties.

HSBC USA Inc.

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
In 2005, HSBC USA incorporated a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association ("HTCD"), the primary activities of which are providing personal trust services. The impact of HTCD's operations on HSBC USA's consolidated balance sheets and results of operations for the years ended December 31, 2019, 2018 and 2017 was not material.
We report financial information to our ultimate parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and endorsed by the European Union ("EU"). As a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis"). We continue, however, to monitor capital adequacy and report to regulatory agencies in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). For additional financial information relating to our business and operating segments as well as a summary of the significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results, see Note 24, "Business Segments," in the accompanying consolidated financial statements. For a discussion of our current strategy and how it may impact each of the businesses described below, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - 2020 Business Update."
Retail Banking and Wealth Management Segment  Our RBWM segment provides a range of banking and wealth products and services to individuals and small businesses through our branches and on-line channels to individuals and certain small businesses. Banking services are provided through HSBC Bank USA, securities services and annuities are provided through our affiliate HSI and additional insurance products are offered through the bank's subsidiary, HSBC Insurance Agency (USA) Inc. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee or commission driven services such as investment advisory and securities brokerage, as well as the sale of certain third-party insurance solutions. RBWM is focused on growing its wealth and banking business in key urban centers with strong international connectivity across the U.S. including New York City, Los Angeles, San Francisco, Miami and Washington DC.
Commercial Banking Segment  CMB's goal is to be the banking partner of choice for international businesses building on our rich heritage, international capabilities and customer relationships to enable global connectivity. CMB strives to execute this vision and strategy by focusing on key markets with high concentrations of international connectivity. Our CMB segment serves the markets through three client groups, notably Large Corporate, Middle Market and Business Banking. Supporting our three client groups is our International Subsidiary Banking team which provides solutions to international subsidiaries operating in the US. We also have a specialized Commercial Real Estate group which focuses on selective business opportunities in markets where we have strong portfolio expertise. This structure allows us to align our resources in order to efficiently deliver suitable products and services based on our clients' needs and abilities. Global Liquidity and Cash Management, Global Trade and Receivables Finance, Lending and Transaction Management, Global Banking and Global Markets are key product groups that CMB partners with to deliver the global connections and related products and services required by customers. Whether it is through commercial centers, the retail branch network, or via HSBCnet, our online banking channel, CMB provides customers with the products and services needed to grow their businesses internationally and delivers those products and services through its relationship managers who operate within a robust, customer focused compliance and risk culture, and collaborate across HSBC to capture a larger percentage of a relationship.
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
BSM is responsible for managing liquidity and funding under the supervision of our Asset and Liability Management Committee. BSM also manages our structural interest rate position within a limit structure. The majority of the liquidity is invested in interest bearing deposits with Federal Reserve banks and U.S. Government and other high quality securities. BSM is permitted to use derivatives as part of its mandate to manage interest rate risk. Derivative activity is predominantly comprised of the use of traditional interest rate swaps which are part of cash flow hedging relationships. Credit risk in BSM is predominantly limited to short-term exposure created by exposure to banks as well as high quality sovereigns or agencies which constitute the majority of BSM's liquidity portfolio. BSM manages interest rate risk and liquidity risk.

Funding

We fund our operations using a diversified deposit base, supplemented by issuing short-term and long-term unsecured debt, secured financing repurchase agreements utilizing High Quality Liquid Assets ("HQLA"), accessing the Federal Home Loan Bank of New York, issuing preferred equity, and, as necessary, receiving capital contributions from our parent, HSBC North America. Emphasis is placed on maintaining stable deposit balances. In 2019, our primary source of funds continued to be deposits, augmented by issuances of commercial paper, securities sold under repurchase agreements and term debt.
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

HSBC USA Inc.

Employees and Customers

At December 31, 2019, we had approximately 4,828 employees, which does not take into account employees of affiliates that provide services to us.
At December 31, 2019, we had approximately 1.7 million customers, some of which are customers of more than one of our businesses. Customers residing in the state of New York and California accounted for 31 percent and 35 percent, respectively, of our total outstanding commercial real estate loans and residential mortgage loans.

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
Financial Holding Company Regulation HSBC USA and its parent bank holding companies qualified as financial holding companies pursuant to the amendments to the BHC Act effected by the Gramm-Leach-Bliley Act of 1999 ("GLB Act"). Financial holding companies may engage in a broader range of activities than bank holding companies. Under regulations implemented by the FRB, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the FRB may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the FRB may require divestiture of the holding company's depository institutions or its affiliates engaged in broader financial activities in reliance on the GLB Act if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977 (the "CRA"), as amended, the FRB must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.
In 2018, the FRB finalized revisions to its supervisory rating system for intermediate holding companies and large bank holding companies with $100 billion or more in total consolidated assets, including HSBC North America and HSBC USA. Under the revised ratings system, covered bank holding companies receive separate ratings from the FRB for (i) capital planning and positions, (ii) liquidity risk management and positions, and (iii) governance and controls. A covered bank holding company that receives a deficient rating for any of the three components is not considered to be "well managed."
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
The GLB Act and the regulations issued thereunder contain a number of other provisions that affect our operations and those of our subsidiary banks, including regulations and restrictions on the activities we may conduct and the types of businesses and entities we may acquire. Furthermore, other provisions contain detailed requirements relating to the financial privacy of consumers. In addition, the so-called 'push-out' provisions of the GLB Act removed the blanket exemption from registration for securities and brokerage activities conducted in banks (including HSBC Bank USA) under the Exchange Act. Applicable regulations allow banks to continue to avoid registration as a broker or dealer only if they conduct securities activities that fall within a set of defined exemptions.
Consumer Regulation  Our consumer businesses operate in a highly regulated environment. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act" or "Dodd-Frank") created the Consumer Financial Protection Bureau (the "CFPB"), which has a broad range of powers to administer and enforce a federal regulatory framework of consumer financial regulation, including the authority to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. The CFPB has the authority to issue regulations to prevent unfair, deceptive or abusive

HSBC USA Inc.

acts or practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers. The CFPB also has authority to examine large banks, including HSBC Bank USA, and their affiliates for compliance with those regulations. Our consumer lending businesses are also subject to additional laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, mortgage loan origination and servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders' operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing procedures. Federal bankruptcy and state debtor relief and collection laws, as well as the Servicemembers Civil Relief Act affect the ability of banks, including HSBC Bank USA, to collect outstanding balances.
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
HSBC Bank USA is subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.
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
Federal banking laws and regulations apply a variety of requirements or restrictions on insured depository institutions with respect to brokered deposits. For instance, only a "well capitalized" insured depository institution may accept brokered deposits without prior regulatory approval. In December 2019, the FDIC issued a proposed rule intended to update and modernize the FDIC's brokered deposit regulations. The proposed rule, among other things, would revise the definition of "deposit broker" and the accompanying exceptions. We are evaluating the proposed rule and its potential impact on our operations and results.
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

HSBC USA Inc.

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
Regulatory Capital and Liquidity Requirements  As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. Generally, bank holding company regulatory capital compliance is performed at a consolidated level within the United States at HSBC North America, our parent, and also separately for HSBC Bank USA. However, we do present HSBC USA's capital ratios below in "Liquidity and Capital Resources" in our MD&A, as well as, together with HSBC Bank USA's, in Note 25, "Retained Earnings and Regulatory Capital Requirements," of the accompanying consolidated financial statements. Our ultimate parent, HSBC, is also subject to regulatory capital requirements under United Kingdom ("U.K.") law.
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
The FRB requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single intermediate holding company ("IHC") to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group operates in the United States through such an IHC structure (i.e., HSBC North America). In accordance with FRB rules, HSBC North America and HSBC Bank USA are not required to use the Advanced Approaches and are calculating their risk-based and leverage capital requirements solely under the Standardized Approach.
To be categorized as "well capitalized" under the Basel III rule, a banking institution must have the ratios reflected in the table included in Note 25, "Retained Earnings and Regulatory Capital Requirements," of the accompanying consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or bank holding company when particular circumstances warrant. Under the Basel III rule, all banking organizations continue to be subject to the U.S. regulators' existing minimum Tier 1 leverage ratio of 4 percent. Additionally, certain banking organizations, such as HSBC North America and HSBC Bank USA, are subject to an SLR of 3 percent (calculated as the ratio of Tier 1 capital to total leverage exposure, which includes balance sheet exposures plus certain off-balance sheet items).
In 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Relief Act") was signed into law. In October 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Relief Act that would tailor the application of the enhanced prudential standards for large bank holding companies ("BHCs") and foreign banking organizations (the "Tailoring Rules"). The Tailoring Rules assign each BHC and U.S. IHC with $50 billion or more in total U.S. assets into one of five classifications (Categories I through IV, and 'other firms') based on its size and four risk-based indicators. As a Category III firm, HSBC North America and its subsidiary bank, HSBC Bank USA, is no longer considered "Advanced Approaches banking organizations." Prior to adoption of the Tailoring Rules, HSBC North America and HSBC Bank USA had requested and received regulatory approval to opt out of the Advanced Approaches and therefore have previously calculated and will continue to calculate their risk-based capital requirements for credit risk solely under the Standardized Approach. Under the Tailoring Rules, HSBC North America and HSBC Bank USA remain subject to certain other capital requirements that were previously applicable only to Advanced Approaches banking organizations, including the SLR and the countercyclical capital buffer. The Tailoring Rules also permit Category III firms including HSBC North America and HSBC Bank USA to opt-out of the requirement to recognize most elements of accumulated other comprehensive income in regulatory capital. The provisions of the Tailoring Rules relevant to HSBC North America and HSBC Bank USA became effective January 1, 2020.
Category III firms such as HSBC North America and HSBC Bank USA will also benefit from (i) simpler capital requirements for mortgage servicing assets, certain deferred tax assets, and investments in the capital of unconsolidated financial institutions, and (ii) a simplified treatment for the amount of capital issued by consolidated subsidiaries to third parties (generally known as minority interests) which can be included in regulatory capital. These simplifying amendments were adopted in a separate rulemaking (the "Simplifications Rule") finalized by the federal banking agencies in July 2019 and become effective April 1, 2020 although firms may choose to apply the simplifications as early as January 1, 2020. In November 2019, the federal banking agencies jointly amended the Basel III rule to implement a provision of the Relief Act by reducing the risk weighting applicable to high-volatility commercial real estate exposures. Also in November 2019, the federal banking agencies finalized a rule to include a revised standardized approach for measuring counterparty credit risk ("SA-CCR") to calculate total risk-weighted asset amounts for derivative transactions in addition to the existing current exposure method ("CEM"). The Tailoring Rules clarify that Category III firms and their subsidiary banks are not required to use SA-CCR to measure their derivative exposure. Instead, HSBC North

HSBC USA Inc.

America and HSBC Bank USA have the option to use either SA-CCR or CEM for their risk-based capital ratios and the SLR. The federal banking agencies issued a separate proposal in April 2019 which would exclude Category III firms and their subsidiary banks from the requirement to deduct from their regulatory capital holdings of total loss absorbing capital instruments issued by other banks. We continue to evaluate the potential impacts of the Relief Act, the Tailoring Rules, the Simplification Rule and other related proposals on our operations.
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
In 2018, the FRB issued a proposal to replace the capital conservation buffer with a "stress capital buffer," which would be floored at 2.5 percent. Per the proposal, the stress capital buffer would equal (i) a bank holding company's projected decline in common equity Tier 1 under the supervisory severely adverse stress testing scenario prior to any planned capital actions, plus (ii) one year of planned common stock dividends and would be reset each year based on the bank holding company's stress testing results. We are reviewing these possible changes to the capital conservation buffer in anticipation of the formal rulemaking and their potential impact on our capital planning processes specifically and our operations and results generally. We currently target internal capital levels using an approach analogous to the stress capital buffer and, therefore, we do not expect the proposal to have a significant impact on our U.S. operations or change our capital planning processes.
In addition, and subject to discretion by the respective regulatory authorities, a countercyclical capital buffer of up to 2.5 percent, consisting of common equity Tier 1 capital, could also be required to be built up by banking organizations in periods of excess credit growth in the economy, which could be more pronounced under the new guidance on expected credit losses from the Financial Accounting Standards Board ("FASB"). The FRB, in consultation with the OCC and FDIC, has affirmed the current countercyclical capital buffer level of 0 percent and noted that any future modifications to the buffer would generally be subject to a 12-month phase-in period.
We continue to review the composition of our capital structure and capital buffers in light of these developments.
Capital Planning and Stress Testing The FRB requires IHCs and BHCs, including HSBC North America, to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the annual supervisory stress tests conducted by the FRB, and annual company-run stress tests (with disclosure of the company-run stress tests every other year) as required under the Dodd-Frank Act (collectively, "DFAST"), as amended by the Relief Act. Beginning in 2020, HSBC Bank USA is no longer subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and periodic exercises, on the financial condition and capital adequacy of a bank holding company or bank over a nine quarter planning horizon.
As part of the CCAR process, the FRB undertakes a supervisory assessment of the capital adequacy of bank holding companies, including HSBC North America, based on a review of a comprehensive capital plan submitted by each participating bank holding company to the FRB that describes the company's planned capital actions during the nine quarter review period, as well as the results of stress tests conducted by both the company and the FRB under different hypothetical macroeconomic scenarios, including a supervisory baseline scenario and severely adverse scenarios provided by the FRB. The FRB can object to a capital plan, in which case the company cannot make capital distributions (with the exception of those that may have already received a non-objection in the previous year) without specific FRB approval.
The FRB considers whether under different hypothetical macroeconomic scenarios, including a severely adverse scenarios, the company would be able to maintain throughout the nine quarter planning horizon, regulatory risk-based and leverage capital ratios that exceed the minimum requirements after taking into account the company's planned capital distributions, such as dividends and stock repurchases. Failure to meet a minimum regulatory risk-based or leverage capital requirement on a projected stress basis is grounds for objection to a capital plan.
HSBC North America submitted its latest CCAR capital plan and both HSBC North America and HSBC Bank USA submitted their latest annual company-run DFAST results in April 2019. In July 2019, HSBC North America and HSBC Bank USA publicly

HSBC USA Inc.

disclosed their latest annual DFAST results. In October 2019, HSBC North America submitted and publicly disclosed its latest periodic DFAST results.
In June 2019, the FRB publicly disclosed its own DFAST and CCAR results and informed HSBC North America that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2019 CCAR submission.
Under the Tailoring Rules, HSBC North America, as a Category III firm, remains subject to CCAR on an annual basis although, beginning January 1, 2020, it is no longer subject to a mid-cycle stress testing requirement and is now required to disclose its company-run stress tests only every other year. In October 2019, the OCC adopted a final rule implementing the Relief Act which eliminated the requirement to conduct company-run stress tests for national banks with less than $250 billion in total assets, such as HSBC Bank USA.
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
Currently, U.S. institutions, including HSBC North America and HSBC Bank USA, are required to maintain a minimum LCR of 100 percent and report their LCRs to U.S. regulators on a daily basis. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA.
The Tailoring Rules also reduced the LCR requirement for Category III IHCs with weighted short-term wholesale funding under $75 billion and their depository institution subsidiaries, including HSBC North America and HSBC Bank USA, from 100 to 85 percent on a daily basis beginning January 1, 2020. The Tailoring Rules also indicate that an 85 percent NSFR would apply to Category III IHCs with weighted short-term wholesale funding under $75 billion and their depository institution subsidiaries once the NSFR is finalized. As a Category III firm, HSBC North America remains subject to liquidity stress testing on a monthly basis and related liquidity buffer and liquidity risk management requirements.
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.
TLAC The U.S. IHCs of non-U.S. global systemically important banks ("G-SIBs"), including HSBC North America, must maintain minimum amounts of total loss-absorbing capacity ("TLAC"), which includes minimum levels of Tier 1 capital and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer. The TLAC rules also include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North America may engage in. To support compliance with the TLAC rules, in 2018, HSBC North America issued additional long-term debt and modified the terms of existing debt in order to be TLAC compliant. HSBC North America will continue to assess the amount of additional long-term debt that is needed to be compliant in future periods.
U.S. Resolution Planning Large international banks, such as HSBC (generally with regard to its U.S. operations), and large insured depository institutions, such as HSBC Bank USA, are required to file resolution plans identifying, among other things, material subsidiaries and core business lines and describing what strategy would be followed to resolve the institution in the event of significant financial distress, including identifying how insured bank subsidiaries would be adequately protected from risk created by other affiliates. The failure to cure deficiencies in a resolution plan would enable the FRB and the FDIC, acting jointly, to impose more stringent capital, leverage or liquidity requirements, or restrictions on growth, activities or operations and, if such failure persists, require the divestiture of assets or operations. HSBC and HSBC Bank USA submitted their latest resolution plans in 2018.
Simultaneous with the Tailoring Rules, the FRB and FDIC jointly finalized a rule to revise the regulations implementing the resolution planning requirements for depository institution holding companies (the "SIFI Plan") in the Dodd-Frank Act (the "SIFI Plan Rule"). Under the SIFI Plan Rule, HSBC is required to file a SIFI Plan every three years, alternating between a full resolution plan and a targeted resolution plan, which would generally be limited to core areas such as capital and liquidity, as well as identifying material changes in other areas of the plan since its last submission. HSBC's next submission is a targeted resolution plan, which is due by July 1, 2021. HSBC's next full resolution plan submission is not required until July 1, 2024. The SIFI Plan Rule did not revise the resolution plan requirements applicable to HSBC Bank USA, which are administered solely by the FDIC. In April 2019, the FDIC requested comment on an advance notice of proposed rulemaking that would alter the FDIC's separate resolution plan requirements for insured depository institutions (the "IDI Plan") with total consolidated assets of at least $50 billion ("Covered IDIs"), including HSBC Bank USA. The proposal delays the requirement for HSBC Bank USA (as well as other Covered IDIs) to file its next IDI Plan until a future date to be specified by the FDIC. Consequently, HSBC Bank USA did not file an IDI Plan in 2019.

HSBC USA Inc.

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
General Our capital resources are summarized under "Liquidity and Capital Resources" in MD&A. Capital amounts and ratios for HSBC USA and HSBC Bank USA are summarized in Note 25, "Retained Earnings and Regulatory Capital Requirements" of the consolidated financial statements. From time to time, bank regulators propose amendments to or issue interpretations of risk-based or leverage capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk-weighted assets.
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
Cybersecurity Regulatory Proposals In 2016, the FRB, FDIC, and OCC issued a joint advance notice of proposed rulemaking that would impose enhanced cyber risk management standards on banking organizations with $50 billion or more in total consolidated assets and certain of their service providers. The standards address five categories: (i) cyber risk governance; (ii) cyber risk management; (iii) internal dependency management; (iv) external dependency management; and (v) incident response, cyber resilience, and situational awareness. The agencies are also considering proposing more stringent "Sector Critical Standards" that would apply to systems "deemed critical to the financial sector." The advanced notice of proposed rulemaking leaves open the precise form the enhanced standards would take, and instead lays out possibilities ranging from policy guidance on best practices to specific regulations. We are monitoring future developments in this area and their potential impact on our operations.
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
Single-Counterparty Credit Limits In 2018, the FRB finalized a rule, consistent with the Dodd-Frank Act, to limit credit exposures to single counterparties for large BHCs and IHCs, including HSBC North America. As a result of the rule, HSBC North America, together with its subsidiaries, will be prohibited from having net credit exposure to a single unaffiliated counterparty in excess of 25 percent of HSBC North America's Tier 1 capital beginning July 1, 2020. In addition, HSBC North America, together with its subsidiaries, could become subject to a separate limit on its exposures to certain unaffiliated systemically important counterparties if its parent, HSBC, cannot certify its compliance with a large exposure regime in the U.K. that is consistent with the Basel large exposure framework by July 1, 2020. In November 2019, the FRB proposed to extend the initial compliance dates for foreign banks such as HSBC, but not their IHCs. We continue to evaluate the potential effects of this rule and the recent proposal on our operations.
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

HSBC USA Inc.

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
The final margin rules also limit the types of assets that are eligible to satisfy initial and variation margin requirements, require initial margin to be segregated at a third-party custodian and impose requirements on internal models used to calculate initial margin requirements. The final margin rules follow a phased implementation schedule, with additional counterparties becoming subject to initial margin requirements in September 2020 depending on the transactional volume of the parties and their affiliates. These final rules, as well as parallel margin rules from the CFTC, the SEC, and certain non-U.S. regulators will increase the costs and liquidity burden associated with trading non-cleared swaps and security-based swaps and may adversely affect our business in such products. In particular, the imposition of initial margin requirements on inter-affiliate transactions will significantly increase the cost of certain consolidated risk management activities and may adversely affect HSBC to a greater extent than some of our competitors.
Also, HSBC Bank USA engages in equity and credit derivatives businesses that are subject to the SEC's jurisdiction to regulate security-based swaps under Title VII of the Dodd-Frank Act. The SEC has finalized the key rules governing the application of Title VII requirements to security-based swap dealers and major security-based swap participants. The registration requirements and other rules applicable to security-based swap dealers and major security-based swap participants are expected to come into effect in October 2021. Certain HSBC affiliates, including HSBC Bank USA, may be required to register and become subject to these rules when the registration requirement becomes effective. Because HSBC Bank USA's equity and credit derivatives businesses are also subject to the CFTC's jurisdiction under Title VII, material differences between the final SEC rules and existing CFTC rules could materially increase our costs of compliance with Title VII by requiring the implementation of significant additional policies, procedures, documentation, systems and controls for those businesses.
The "Volcker Rule" The Volcker Rule prohibits insured depository institutions and companies affiliated with insured depository institutions (collectively, banking entities) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options for their own account. The Volcker Rule also imposes limits on banking entities' investments in, and other relationships with, hedge funds and private equity funds. The Volcker Rule provides exemptions for certain activities, including market-making, underwriting, hedging, trading in government obligations and organizing and offering hedge funds and private equity funds, subject to certain conditions. A banking entity with significant U.S. trading operations, such as HSBC North America, is required to maintain a detailed compliance program to comply with the restrictions of the Volcker Rule.
In September and October 2019, the federal agencies responsible for administration of the Volcker Rule (the SEC, FDIC, FRB, OCC and CFTC) finalized amendments to simplify and tailor compliance requirements related to the proprietary trading provisions of the Volcker Rule. Given that HSBC North America has more than $20 billion in trading assets and liabilities, it remains subject to the highest expectations under the Volcker Rule. While the recent amendments are intended to streamline the existing requirements and result in a more simplified revised final rule, these changes to the Volcker Rule may result in increased compliance and operational costs. These amendments to the Volcker Rule became effective January 1, 2020, with compliance required by January 1, 2021. We continue to assess the impact of the amendments on our operations. On January 30, 2020, the agencies proposed further amendments to the Volcker Rule's funds provisions, which would, if adopted, clarify key definitions and add new, and modify certain existing, exclusions from the definition of covered fund. The proposal is currently open for comment, and the timeline for finalization remains uncertain.
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

HSBC USA Inc.

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
Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to high ethical standards in our relationships with each other, with other organizations and with those individuals who are our customers. To that end, we have adopted a Statement of Business Principles and Code of Ethics (our "Statement of Business Principles") that expresses the principles upon which we operate our business. The Statement of Business Principles is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (collectively, the "Senior Financial Officers"). In addition to the Statement of Business Principles, the Senior Financial Officers are subject to the additional policies set forth in the Code of Ethics for Senior Financial Officers, which is intended to supplement the Statement of Business Principles.
Our Statement of Business Principles and Code of Ethics for Senior Financial Officers can be found on our corporate website, www.about.us.hsbc.com, under "Investor Relations." Printed copies of this information can be requested at no charge. Requests should be made to HSBC USA Inc., 452 Fifth Avenue, New York, NY 10018, Attention: Corporate Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Ethics for Senior Financial Officers and Statement of Business Principles by posting such information on our website, at the address and location specified above.
Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the "NYSE") certifying that such officer is not aware of any violation by HSBC USA of the applicable NYSE corporate governance listing standards in effect as of February 18, 2020.

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
Macroeconomic Risk
Market and economic conditions will continue to affect our businesses, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. There can be no assurance that the global economy as a whole will continue to grow. Given our concentration of business activities in the United States, we are particularly exposed to downturns in the economy, including housing, high unemployment, the availability of credit and liquidity and reduced economic growth. While the U.S. economy continued to grow during 2019, the slowing of economic growth both in the United States and abroad has created global uncertainty about the future economic environment. General business, economic and market conditions that could continue to affect us include:

•	level of economic growth, including the pace and magnitude of such growth;

•	pressure on and changes in consumer confidence, spending and behavior;

•	fiscal policy;

•	volatility in energy prices, including oil and gas prices;

•	volatility in credit markets;

•	unemployment levels;

•	trends in corporate earnings;

•	wage income levels and declines in wealth;

•	market value of residential and commercial real estate throughout the United States;

•	inflation;

•	monetary supply and monetary policy;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

•	consequences of unexpected geopolitical events, natural disasters, climate change, outbreaks of contagious disease (such as coronavirus) or acts of war or terrorism;

•	trade policy;

•	fluctuations in the value of the U.S. dollar;

•	movements in short-term and long-term interest rates or a change in the shape of the yield curve;

•	increases in interest rates, which may lead to increased delinquencies and loan impairment charges;

•	availability of liquidity;

•	availability of credit; and

•	new laws, regulations or regulatory and law enforcement initiatives.
Although the U.S. economy in general continued to grow in 2019, if businesses were to become cautious to hire, lay-off employees or reduce hours for employees, losses could be significant in all types of our consumer loans due to decreased consumer income. In addition, on-going domestic and global policy issues, such as trade disputes and the decision by the U.K. to exit the EU and the implications of those events will continue to impact the capital markets and trade as well as corporate earnings which impacts our commercial loan performance. The sustainability of economic growth will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. In the event economic conditions begin to decline and lead to a recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.
Since the beginning of January 2020, the coronavirus outbreak has caused disruption for HSBC Group, particularly in China and Hong Kong. It remains unclear how this will evolve in 2020, and we continue to monitor the situation closely. At this time, given our very limited direct credit and operational exposure to affected regions, we believe that the primary risk that the current coronavirus poses to us relates to the potential disruption of the global economy, supply chains and transportation. We do not currently believe those potential disruptions would have a material effect on us. Spread of the coronavirus, in particular to the

HSBC USA Inc.

United States, could exacerbate its effect on us which could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
The Dodd-Frank Act established the CFPB which has broad authority to regulate providers of credit, payment and other consumer financial products and services. In addition, provisions of the Dodd-Frank Act may narrow the scope of federal preemption of state consumer laws and expand the authority of state Attorneys General to bring actions to enforce federal consumer protection legislation. As a result of the Dodd-Frank Act's potential expansion of the authority of state Attorneys General to bring actions to enforce federal consumer protection legislation, we could potentially be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs.
Under the Dodd-Frank Act, certain of our affiliates and subsidiaries, including HSBC Bank USA, have registered as swap dealers and are subject to extensive oversight by the CFTC. Regulation of swap dealers by the CFTC imposes numerous corporate governance, business conduct, capital, margin, reporting, clearing, execution and other regulatory requirements on HSBC Bank USA. Additionally, certain of our affiliates and subsidiaries, including HSBC Bank USA, may in the future be required to register as security-based swap dealers and become subject to extensive oversight by the SEC, including the imposition of parallel corporate governance, business conduct, reporting and other regulatory requirements for security-based swaps. Imposition of these requirements may adversely affect our derivatives business and make us less competitive or make certain derivative products less profitable to undertake. Although many significant regulations applicable to swap dealers are already in effect and have imposed significant costs on our derivatives business, we continue to assess current regulation, proposed or expected changes to existing requirements, and the potential impact of future security-based swap requirements.
The Volcker Rule limits the ability of banking entities such as HUSI to sponsor or invest in certain private equity or hedge funds or engage in certain types of proprietary trading. See Part I, "Regulation and Competition - The "Volcker Rule"," in this Form 10-K.
In September and October 2019, U.S. regulatory agencies finalized amendments that modify numerous aspects of the Volcker Rule. Given that HSBC North America has more than $20 billion in trading assets and liabilities, it remains subject to the highest expectations under the Volcker Rule. While the recent amendments are intended to streamline the existing requirements and result in a more simplified revised final rule, such changes to the proprietary trading provisions of the Volcker Rule may result in increased compliance and operational costs, especially in connection with any modifications to the quantitative metrics reporting requirements. These amendments to the Volcker Rule became effective January 1, 2020, with compliance required by January 1, 2021. We continue to assess the impact of the amendments on our operations. On January 30, 2020, the agencies proposed further amendments to the Volcker Rule's funds provisions, which would, if adopted, clarify key definitions and add new, and modify certain existing, exclusions from the definition of covered fund. The proposal is currently open for comment, and the timeline for finalization remains uncertain.
Our parent, HSBC North America, is subject to assessment by the FRB as part of the CCAR and DFAST programs, which includes annual supervisory stress tests conducted by the FRB and company run stress tests that HSBC North America must conduct annually (with disclosure of the company-run stress tests every other year). CCAR is an annual exercise, prescribed by the FRB, to ensure that institutions have forward-looking capital planning processes that account for their risks and sufficient capital to continue operations throughout times of economic and financial stress. As part of this exercise, the FRB evaluates HSBC North America's capital plan, including any plans to make capital distributions, such as dividend payments, against the minimum regulatory capital requirements. We cannot be certain that the FRB will not object to our 2020 or future capital plans. If the FRB does object to our capital plan, we may be prohibited from taking capital actions such as paying or increasing dividends, or repurchasing securities.

HSBC USA Inc.

Additionally, as the CCAR and DFAST results are released publicly, an objection to the capital plan may have a material adverse impact on our reputation. See Part I, "Regulation and Competition - Capital Planning and Stress Testing," in this Form 10-K. See also "Our reputation has a direct impact on our financial results and ongoing operations" below.
The total impact of the Dodd-Frank Act and related legislative and regulatory initiatives cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators may respond through the promulgation of new regulations and revisions to existing regulations and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory actions in the United States, the EU and in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our businesses, results of operations or financial condition. Regulators in the EU and in the United Kingdom are in the midst of negotiating and implementing far-reaching programs of financial regulatory reform. Key areas in which reforms are in progress or under consideration include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of EU financial institutions, and measures to address systemic risk. Furthermore, certain large G-SIBs, including HSBC, have in recent years become subject to capital surcharges and other enhanced prudential requirements. In 2019, the FSB identified HSBC as one of two G-SIBs that will remain subject to a 2 percent surcharge. The FRB's rules implementing the G-SIB surcharge in the United States would not impose additional capital requirements on us because the U.S. G-SIB surcharge will only apply to the eight largest U.S. banking organizations.
Our ultimate parent HSBC is subject to the FSB's TLAC requirements for G-SIBs in the United Kingdom. The TLAC standard also permits authorities in host jurisdictions to require "internal" TLAC to be issued by local entities to either parent entities or third parties. The purpose of the TLAC standard is to ensure that G-SIBs have sufficient loss-absorbing and recapitalization capacity available to implement an orderly resolution with continuity of critical functions and minimal impact on financial stability, and to ensure cooperation between home and host authorities during resolution. The TLAC standard called for all G-SIBs to be subject to TLAC requirements effective January 1, 2019, and to be fully phased in by January 1, 2022. The FRB's rules implementing the FSB's TLAC standard in the United States require the U.S. IHCs of non-U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of TLAC and a related TLAC buffer. The U.S. TLAC rules also include 'clean holding company requirements' that limit the types of financial transactions that HSBC North America may engage in. To support compliance with the TLAC rules, HSBC North America in 2018 issued long-term debt and may be required to issue additional long-term debt in future periods. See Part I, "Regulation and Competition - Capital Planning and Stress Testing," in this Form 10-K.
The delivery of our priorities is subject to execution risk. Effective management of transformation projects is required to effectively deliver our strategic priorities, involving delivering both on externally driven programs (regulatory requirements and benchmark rate transition), as well as key business initiatives to deliver revenue growth, product enhancement and operational efficiency outcomes. See "Failure to effectively implement our business strategies may adversely affect our financial performance."
Regulatory requests, legal matters and business initiatives all require a significant amount of time and resources to implement. The magnitude, complexity and, at times, concurrent demands of projects has resulted in heightened execution risk. Organizational change and external factors, including the challenging macroeconomic environment and the extent and pace of regulatory change also contribute to execution risk. These factors could adversely affect the successful delivery of our priorities.
Uncertainty surrounding the potential legal, regulatory and policy changes by the current Administration in the U.S. (the "Administration") that may directly impact financial institutions and the global economy. The current Administration has indicated that it would like to see further changes made to certain financial reform regulations, which has resulted in regulatory uncertainty. We continue to assess the potential impact this may have on financial and economic markets and on our business. Changes in federal policy and regulatory agencies have occurred and are expected to continue to occur over time through policy and personnel changes, which could lead to additional changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential future changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. In addition, the Administration has indicated that it would like to amend U.S. immigration policies. If immigration policies were to restrict or otherwise make it more difficult for qualified employees to work in, or transfer among, jurisdictions in which we or other members of the HSBC Group have operations or conduct business, we could be adversely affected. While regulatory changes to date have not had a significant impact to our business, it is unclear what additional laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our results of operations and financial condition.
Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment.  In the ordinary course of business, HSBC USA and its affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note

HSBC USA Inc.

29, "Litigation and Regulatory Matters" in the accompanying consolidated financial statements, certain of which may result in adverse judgments, settlements, fines, penalties, remediation payments, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of a resurgent recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies.
Financial service providers are at risk of regulatory sanctions or fines related to conduct of business and financial crime. The incidence of regulatory proceedings and other adversarial proceedings against financial service firms is increasing, with a corresponding increase also in civil litigation arising from or relating to issues which are subject to regulatory investigations, sanctions or fines. There may be additional regulatory investigations and reviews conducted by banking and other regulators, including the CFPB, CFTC, state Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, substantial fines, penalties, remediation payments or other results, including additional compliance requirements, which could materially adversely affect our businesses, financial condition or results of operations, or cause serious reputational harm. In addition, HSBC's extensive global operations increase our compliance and regulatory risks and costs. For example, operations in emerging markets, including facilitating cross-border transactions on behalf of its clients, subjects us to higher compliance risks under U.S. regulations primarily focused on various aspects of global corporate activities, including AML laws and regulations, the Foreign Corrupt Practices Act ("FCPA") and economic sanctions programs administered by the Office of Foreign Assets Control ("OFAC"). These risks can be more acute in less developed markets and thus require substantial investment in compliance infrastructure or could result in a reduction in certain of our affiliates' business activities. Criminal prosecutions of financial institutions for, among other alleged conduct, breaches of AML laws and regulations, the FCPA, economic sanctions programs, antitrust violations, market manipulation, aiding and abetting tax evasion, and providing unlicensed cross-border banking services, have become more commonplace and may increase in frequency due to increased media attention and higher expectations from prosecutors and the public. Any such prosecution or investigation of, or legal proceeding or regulatory action brought against, HSBC or one or more of its subsidiaries could result in substantial fines, penalties and/or forfeitures and could have a material adverse effect on our results, business and prospects, including the potential loss of key licenses, requirement to exit certain businesses and withdrawal of funding from depositors and other stakeholders. For example, HSBC continues to be subject to a January 2018 deferred prosecution agreement with the DOJ arising from its investigation into HSBC’s historical foreign exchange activities (the "FX DPA"). Potential consequences of breaching the FX DPA could include the imposition of additional terms and conditions on HSBC, an extension of the agreement or the criminal prosecution of HSBC, which could, in turn, entail further financial penalties and collateral consequences, and could negatively impact HSBC subsidiaries, including HSBC Bank USA.
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
Third parties may use us as a conduit for illegal activities without our knowledge, which could have a material adverse effect on us. We are required to comply with applicable AML laws and regulations, the FCPA and economic sanctions programs administered by OFAC, and we have adopted various policies and procedures, including 'Know Your Customer' procedures and other internal controls, that are reasonably designed to achieve compliance with applicable AML, anti-bribery/anti-corruption and economic sanctions requirements. These policies and procedures are aimed at preventing the use of our products and services for the purpose of committing or concealing financial crime. In relevant situations, and where permitted by regulation, we may rely upon certain counterparties, including our affiliates, to maintain and properly apply their own appropriate policies and procedures relating to financial crime compliance (including AML, anti-bribery/anti-corruption and economic sanctions). A major focus of U.S. government policy relating to financial institutions in recent years has been combating financial crime activity, including money laundering, bribery and corruption and enforcing compliance with economic sanctions.
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
Regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions could negatively impact our business structures, activities and practices. The Dodd-Frank Act requires HSBC as a foreign bank holding company and our ultimate parent to regularly prepare and submit a SIFI Plan. The Dodd-Frank Act focuses on reducing risks to the U.S. financial system, requiring a plan to demonstrate how the relevant entities can be resolved

HSBC USA Inc.

in a "rapid and orderly" fashion in a manner that avoids systemic risks. Similarly, HSBC Bank USA must regularly prepare and submit an IDI Plan. HSBC Bank USA is required to provide an IDI plan to the FDIC that is executable for resolving the bank in the event of its failure that protects depositors, maximizes the net present value return on assets and minimizes the amount of any losses to creditors, including the FDIC's Deposit Insurance Fund. These plans must include information on resolution strategy, agreements with major counterparties and "interdependencies," among other things. Resolution planning requires substantial effort, time and cost across all of our businesses and geographies. The HSBC SIFI Plan is subject to review by both the FRB and the FDIC and the HSBC Bank USA IDI Plan is subject to review by the FDIC. In 2018, HSBC and HSBC Bank USA submitted their latest plans.
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
Simultaneous with the Tailoring Rules, the FRB and FDIC jointly finalized revisions to the SIFI Plan Rule. Under the SIFI Plan Rule, HSBC is required to file a SIFI Plan every three years, alternating between a full resolution plan and a targeted resolution plan, which would generally be limited to core areas such as capital and liquidity, as well as identifying material changes in other areas of the plan since its last submission. HSBC's next submission is a targeted resolution plan, which is due by July 1, 2021. HSBC's next full resolution plan submission is due on July 1, 2024. The SIFI Plan Rule did not revise the IDI Plan requirements applicable to HSBC Bank USA, which are administered solely by the FDIC. In April 2019, the FDIC requested comment on an advance notice of proposed rulemaking that would alter the FDIC's separate IDI Plan requirements for Covered IDIs, including HSBC Bank USA. The proposal delays the requirement for HSBC Bank USA (as well as other Covered IDIs) to file its next IDI Plan until a future date to be specified by the FDIC. Consequently, HSBC Bank USA did not file and IDI Plan during 2019.
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
In the current regulatory environment, capital and liquidity requirements are frequently introduced and amended. Our regulators may increase regulatory minimum or buffer requirements, change how regulatory capital is calculated or increase liquidity requirements. A significant component of regulatory capital ratios is calculating our risk-weighted assets and our leverage exposure which may increase. The Basel Committee has also revised several key methodologies for measuring risk-weighted assets. These revisions include changes to the standardized approach for credit risk and operational risk, new constraints on the use of internal models, introduction of a capital floor based on the revised standardized approaches, and a new final standard on the minimum capital requirements for market risk. The federal banking agencies may update the U.S. Basel III rule to incorporate the Basel Committee revisions.
Additionally, in 2016, the U.S. banking regulators proposed NSFR requirements which target longer-term liquidity risk and would apply to HSBC North America and HSBC USA Bank. These and other future regulatory or legislative proposals could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America, as well as our ability to meet these requirements.
Increases in regulatory capital may also be required in response to other U.S. supervisory requirements. Participation by HSBC North America in the FRB's CCAR stress test process also requires that HSBC North America maintain sufficient capital to meet minimum regulatory ratios under multiple forward-looking stress scenarios across a nine-quarter planning horizon. The FRB has also indicated that it is considering a new measure to replace the capital conservation buffer with a "stress capital buffer," which would equal a bank holding company's projected decline in its common equity Tier 1 capital ratio under the supervisory severely adverse stress testing scenarios plus one year of planned common stock dividends. The "stress capital buffer" would be reset annually based on the bank holding company's DFAST results under the supervisory stress tests. The stress capital buffer would be subject to a floor of 2.5 percent of risk-weighted assets in line with the current capital conservation buffer rules. We are reviewing these possible changes to the capital conservation buffer in anticipation of the formal rulemaking and their potential impact on our capital planning processes specifically and our operations and results generally. We may be prohibited from taking capital actions such as paying or increasing dividends, or repurchasing securities if the FRB objects to our CCAR capital plan. We currently target internal capital levels using an approach analogous to the stress capital buffer and, therefore, we do not expect the proposal to have a significant impact on our U.S. operations or change our capital planning processes. The exact amount, however, will depend upon our prevailing risk profile and those of our North America affiliates under various stress scenarios.
These stress testing requirements will influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.

HSBC USA Inc.

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
Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	negative news about us, HSBC, our affiliates or the financial services industry generally;

•	ethical issues, including potential conflicts of interest and the acceptance or receipt of gifts and entertainment, as well as potential violations under the FCPA;

•	legal and regulatory requirements;

•	alleged deceptive or unfair lending or pricing practices;

•	AML and economic sanctions programs;

•	fraud and misappropriation of assets;

•	privacy and data security intrusions related to our customers or employees;

•	cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;

•	recordkeeping;

•	sales and trading practices;

•	customer service;

•	actions of a vendor or other third party, including a subcontractor, with whom we do business;

•	the proper identification of the legal, credit, liquidity, operational and market risks inherent in our businesses;

•	alleged irregularities in servicing, foreclosure, consumer collections, mortgage lending practices and loan modifications;

•	a downgrade of or negative watch warning on any of our credit ratings; and

•	general company performance.
The proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, facilitates communication with large audiences in short time frames. These social media websites also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets.
The failure to address, or the perception that we have failed to address any of these issues appropriately could make our customers unwilling to do business with us or give rise to increased regulatory action, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

HSBC USA Inc.

Our risk management measures may not be successful. The management of risk is an integral part of all our activities. Managing risk effectively is fundamental to the delivery of our strategic priorities. While we are subject to a number of legal and regulatory actions and investigations, our risk management framework has been designed to provide robust controls and ongoing monitoring of our principal risks. Risks have the potential to affect the results of our operations or financial condition. Specifically, risk equates to the adverse effect on profitability or financial condition arising from different sources of uncertainty including retail and wholesale credit risk, capital and liquidity risk, market risk, resilience risk, regulatory compliance risk, financial crime risk, strategic risk and model risk. To manage risk, we employ a risk management framework at all levels and across all risk types. The framework fosters the continuous monitoring of the risk environment and an integrated evaluation of risks and their interactions. It also strives to ensure that we have a robust and consistent approach to risk management across all of our activities. While our risk management framework employs a broad and diversified set of risk monitoring and risk mitigation techniques, such techniques and the judgments that accompany their application cannot anticipate every unfavorable event or the specifics and timing of every outcome. Failure to manage risks appropriately could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Failure to effectively implement our business strategies may adversely affect our financial performance. Our business strategy is described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - 2020 Business Update." Implementation of our business strategy will require significant time and require us to incur significant expense. See Note 31, "Subsequent Events," of the accompanying consolidated financial statements for further detail. The actual costs and time required may exceed our estimates. Additionally, implementation of our business strategy will affect our employees, customers and other stakeholders, and could adversely impact our relationships with stakeholders and our reputation.
Our strategies for business growth include focusing our sales efforts on international connectivity strategies with high quality internationally minded clients as well as augmenting our returns through increased cross-selling and cost optimization. Further, we may fail to attract internationally mobile clients or cross-sell our services to them. See "—Our "cross-selling" efforts to increase the number of products our customers buy from us and offer them all of the financial products that fulfill their needs is a key part of our growth strategy, and our failure to execute this strategy effectively could have a material adverse effect on our revenue growth and financial results." The work required to execute on our growth strategies is substantial. Alongside the strategic actions, we continue to implement a number of externally driven regulatory remediation programs. The magnitude and complexity of the projects required to meet these demands has resulted in heightened execution risk. Additionally, we may be unable to fully realize the cost optimization efforts and the other anticipated benefits from those efforts and we may not be able to realize them in the currently anticipated timeframes.
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

HSBC USA Inc.

Operational risks are inherent in our businesses and may adversely impact our businesses and reputation.  We are exposed to many types of operational risks that are inherent in banking operations, including fraudulent and other criminal activities (both internal and external), breakdowns in processes or procedures and systems failure or non-availability. See "-A failure in our infrastructure, or those of our third party vendors and other service providers, that results in a loss of information, delays our ability to access information or impacts our ability to provide services to our clients may materially adversely affect our business, financial condition and results of operations." For example, fraudsters may target any of our products, services and delivery channels including lending, internet banking, payments, bank accounts and cards. These risks apply equally when we rely on outside suppliers, outsourcing vendors and our affiliates to provide services to us and our customers. These operational risks may result in financial loss to us, an adverse customer experience, reputational damage and potential regulatory action depending on the circumstances of the event, which could have a material adverse effect on our businesses, prospects, financial condition and results of operation. Further, there is a risk that our operating system controls as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could have a material adverse effect on our results of operations by requiring us to expend significant resources to correct the defect, as well as exposing us to litigation or losses not covered by insurance.
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
A failure in our infrastructure, or those of our third party vendors and other service providers, that results in a loss of information, delays our ability to access information or impacts our ability to provide services to our clients may materially adversely affect our business, financial condition and results of operations. Our businesses are highly dependent on our ability to process large volumes of data that require global capabilities and scale from our technology platforms. If our technology or communications fail, or those of industry utilities or our service providers fail, we could experience production and system outages or failures or other significant operational delays. Any such outage, failure or delay could adversely affect our ability to effect transactions or service our clients, which could expose us to liability for damages, result in the loss of business, damage our reputation, subject us to regulatory scrutiny or sanctions or expose us to litigation, any of which could have a material adverse effect on our business, financial condition and results of operations. Security or technology disruptions, failures or delays that impact our communications or information systems could also adversely affect our ability to manage our exposure to risk or expand our business.
Upgrading our computer systems, software and networks may also subject us to disruptions, failures or delays due to the complexity and interconnectedness of our systems, software and networks. The failure to upgrade or maintain these computer systems, software and networks could result in greater susceptibility to attacks, unauthorized access and misuse, and could also prevent us from achieving our business continuity and resiliency objectives. There can be no assurance that any such disruptions, failures or delays will not occur or, if they do occur, that they will be adequately addressed.
Third parties with which we do business or that facilitate our business activities could also be sources of technology risk to us, including from breakdowns, failures or delays of their own systems or capacity constraints or other services that impair our ability to process transactions and communicate with customers and counterparties. In addition, we are exposed to the risk that a technology disruption or other information security event at a vendor common to our third-party service providers could impede their ability to provide products or services to us. We may not be able to effectively monitor or mitigate operational risks relating to the use of common vendors by third-party service providers.
As a result of financial entities, central agents, clearing agents and houses, exchanges and technology systems across the globe becoming more interdependent and complex, a technology failure that significantly degrades, deletes or compromises the systems or data of one or more financial entities or suppliers could have a material impact on counterparties or other market participants, including us. A disruptive event or, failure or delay experienced by one institution could disrupt the functioning of the overall financial system.
Additionally, our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security (including cybersecurity) from time to time.

HSBC USA Inc.

We are subject to a variety of cybersecurity risks that, if realized, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, and may adversely impact our businesses and reputation. Data quality and integrity are critical for decision making, enterprise risk management and operational processes, as well as for complying with applicable regulation. Our businesses are dependent on our ability to process a large number of complex transactions, most of which involve, in some fashion, networked computing devices. If any of our financial, accounting, data processing or other recordkeeping systems and management controls fail, or are subject to cyberattack that could compromise integrity, availability or confidentiality of our systems or data, we could be materially adversely affected.
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
In April 2019, malicious actors used credentials to attempt to access customer accounts via US mobile channel. The malicious actors were able to emulate the mobile banking traffic. Although this incident did not result in a material financial loss, due to the increasing sophistication and frequency of cyberattacks, we may not be able to anticipate all cyberattacks or information security breaches in the future, nor may we be able to implement effective preventative or defensive measures to address such attacks or breaches. As a result, there is the potential for future attacks to have a material adverse effect on our business, financial condition, results of operations, prospects and reputation.
Our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security (including cybersecurity) from time to time.

HSBC USA Inc.

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
We also access wholesale markets in order to provide funding for entities that do not accept deposits, to align asset and liability maturities and currencies and to maintain a market presence. We issued a total of $4,686 million of long-term debt at various points in 2019. An inability to obtain financing in the unsecured long-term or short-term debt capital markets because of market factors or factors in our businesses could have a substantial adverse effect on our liquidity. Unfavorable macroeconomic developments, market disruptions or regulatory developments may increase our funding costs or challenge our ability to raise funds to support our businesses, materially adversely affecting our businesses, prospects, financial condition and/or results of operations.
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
Adverse changes in our credit ratings could have a material adverse effect on our liquidity and cost of funding. Our credit ratings are an important part of maintaining our liquidity. We depend on access to the securities market for a portion of our funding. We issued a total of $4,686 million of long-term debt in 2019. Our credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors including their assessment of our relative financial strength and results of operations, including our strategy and our management's capability, as well as factors affecting the financial services industry generally, including legal and regulatory frameworks affecting our business activities and the rights of our creditors. There can be no assurance that downgrades will not occur. Any downgrade in our credit ratings could potentially increase our borrowing costs, impact our ability to issue commercial paper and, depending on the severity of the downgrade, substantially limit our access to capital markets, require us to make cash payments or post collateral and permit termination by counterparties of certain significant contracts. Downgrades in our credit ratings also may trigger additional collateral or funding obligations which could negatively affect our

HSBC USA Inc.

liquidity, including as a result of credit-related contingent features in certain of our derivative contracts. During the fourth quarter of 2019, S&P and Moody's both changed their rating outlooks for HSBC USA and HSBC Bank USA to negative from stable and Fitch downgraded the long-term debt ratings of both HSBC USA and HSBC Bank USA by one notch to A+ and maintained a negative watch. While these rating actions by S&P, Moody’s and Fitch did not have a material impact on our borrowing costs or liquidity, any future actions could have such an impact.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which may lead to adverse ratings actions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At December 31, 2019, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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

•
our investment choices in technology, business infrastructure and specialized personnel, including consolidating middle and back office activities to a single wholesale and a single retail offering platform;

•	changes to our AML and sanctions policies and the related operations practices;

•	our outsourcing of various operations, including outsourcing our mortgage servicing business and outsourcing elements of our fixed-income business to affiliates based in Europe; or

•	the decision to insource certain products, services or operations.
Further, in order to react quickly to or meet newly-implemented regulatory requirements, and to effectively implement our strategy, we may need to change or enhance systems within very tight time frames, which would increase operational risk. See "Failure to effectively implement our business strategies may adversely affect our financial performance" and "The delivery of our priorities is subject to execution risk." Failure to implement appropriate changes to our operational practices successfully and efficiently may diminish our ability to operate one or more of our businesses and could result in reputational damage and regulatory intervention, all of which could materially adversely affect us.
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

HSBC USA Inc.

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
Given the current economic, regulatory, and political environment for large financial institutions such as us, and possible public backlash to bank fees, there is increased competitive pressure to provide products and services at current or lower prices. Consequently, our ability to reposition or reprice our products and services from time to time may be limited and could be influenced significantly by the actions of our competitors who may or may not charge similar fees for their products and services. Any changes in the types of products and services that we offer our customers and/or the pricing for those products and services could result in a loss of customers and market share and could materially adversely affect our results of operations. Further, new technologies could require us to spend more to modify or adapt our products to attract and retain customers. Continued technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions, other companies to provide electronic and Internet-based financial solutions, including electronic payment solutions. We may not respond effectively to these competitive threats from existing and new competitors and may be forced to increase our investment in our businesses to modify or adapt our existing products and services or develop new products and services to respond to our customers' needs. Any of these factors may have a material adverse effect on our businesses, prospects, financial condition and results of operations.
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
Increased credit risk, including as a result of a deterioration in economic conditions, could require us to increase our provision for credit losses and allowance for credit losses and could have a material adverse effect on our results of operations and financial condition. When we loan money or commit to loan money we incur credit risk, or the risk of losses if our borrowers do not repay their loans. The credit performance of our loan portfolios significantly affects our financial results and condition. If the current economic environment were to deteriorate, more of our customers may have difficulty in repaying their loans or other obligations which could result in a higher level of credit losses and provision for credit losses. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance has historically been based on our assessment of credit losses inherent in our loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might increase the allowance because of changing economic conditions, including falling home prices and higher unemployment, or other factors. For example, changes in borrower behavior or the regulatory environment also could influence recognition of credit losses in the portfolio and our allowance for credit losses.
While we believe that our allowance for credit losses was appropriate at December 31, 2019, there is no assurance that it will be sufficient to cover future credit losses. On January 1, 2020, we adopted new accounting guidance which requires the recognition of lifetime expected credit losses. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements" of the accompanying consolidated financial statements for further detail. In the event of a deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings.
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
Failure to appropriately address potential conflicts of interest can result in reputational harm, as well as litigation and enforcement actions. Our ability to appropriately address potential conflicts of interest has become increasingly complex as our business activities encompass more transactions with and among our diversified client and customer base. We can become subject to litigation and enforcement actions, and our reputation can be damaged, by the failure or perceived failure to:

•	adequately address or appropriately disclose conflicts of interest;

•	treat clients and customers with the appropriate standard of care; and

•	provide fiduciary products or services in accordance with the applicable legal and regulatory standards.
A failure or perceived failure to appropriately address conflicts of interest or fiduciary obligations could result in customer dissatisfaction, litigation and regulatory fines, penalties or other sanctions, and heightened regulatory scrutiny and enforcement actions, all of which could adversely affect our businesses and reputation.
New customer privacy initiatives may impose additional operational burdens on us, may limit our ability to pursue desirable business initiatives and increase the risks associated with any future use of customer data. Recent legislative and regulatory efforts to protect the privacy of consumer data limit how companies can use customer data and impose obligations on companies in their management of such data. As a financial services company, we necessarily gather, maintain and use a significant amount of customer data. Other jurisdictions may adopt similar requirements that impose different and potentially inconsistent compliance burdens. These initiatives, particularly to the extent multiple jurisdictions adopt inconsistent requirements, could increase

HSBC USA Inc.

compliance complexity and related costs, result in significant financial penalties for compliance failures, and limit our ability to develop new products or respond to technological changes. They also could heighten the reputational impact of perceived misuses of customer data, by us, our vendors, or others who gain unauthorized access to our customer data.
We may not manage risks associated with the replacement of benchmark rates effectively. The expected replacement of benchmarks, including the key London Interbank Offered Rate ("LIBOR") with alternative benchmark rates, and our development of products linked to alternate benchmark rates introduces a number of risks for us, our clients, and the financial services industry more widely. This includes, but is not limited to:

•
Legal and execution risks, relating to documentation changes for new products and the transition of legacy contracts to alternate benchmark rates, which transition will, in turn, depend, to a certain extent, on the availability of alternate benchmark rate products and on the participation of customers and third party market participants in the transition process, legal proceedings or other actions regarding the interpretation and enforceability of provisions in LIBOR-based contracts, and regulatory investigations or reviews in respect of our preparation and readiness for the replacement of LIBOR with alternative reference rates;

•
Financial risks, arising from any changes in the valuation of financial instruments linked to benchmark rates and the implementation of the International Swaps and Derivatives Association's proposed protocol for the transition of derivatives contracts;

•	Pricing risks, as changes to benchmark indices could impact pricing mechanisms on some instruments;

•
Operational risks, due to the need for us, our customers and the market to adapt IT systems, trade reporting infrastructure, operational processes and controls to accommodate one or more alternative benchmark rates; and

•
Conduct risks, through potential material, adverse impact on customers or financial markets, if our customers are not ready and able to adapt their own processes and systems to accommodate the alternative benchmark rate products.

The benchmark specifications together with the timetable and mechanisms for implementation have not yet been agreed across the industry and regulatory authorities. Accordingly, it is not currently possible to determine whether, or to what extent, any such changes would affect us. However, the discontinuation of existing benchmark rates could have a material adverse effect on our business, financial condition, results of operations, prospects and customers.
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
Management projections, estimates and judgments based on historical performance may not be indicative of our future performance.  Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, reserves related to litigation, deferred tax assets and the fair market value of certain assets and liabilities, including goodwill and intangibles, among other items. In particular, loan loss reserve estimates and certain asset and liability valuations such as goodwill are subject to management's judgment and actual results are influenced by factors outside our control. To the extent historical averages are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in its current loss estimate, unexpected additional losses could result. Similarly, to the extent assumptions employed in measuring fair value of assets and liabilities are not supported by market prices or other observable parameters do not sufficiently capture their inherent risk, including management estimates of future cash flows used to determine the fair value of goodwill, unexpected additional losses could result.
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

HSBC USA Inc.

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
Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB, the IASB, the SEC and our bank regulators, including the OCC and the FRB, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. For example, the FASB's new guidance on expected credit losses will significantly change how we measure credit impairment on our loan portfolios, which will also affect the level of deferred tax assets that we recognize. We could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards. For further discussion see Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in the accompanying consolidated financial statements.
Key employees may be difficult to attract or retain due to talent available in the market and the improved economic environment.  Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. Employee fatigue, relocations, and external competition targeting top talent could have impacts on attrition. If we were unable to continue to attract, develop and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be impacted. See "Failure to effectively implement our business strategies may adversely affect our financial performance." Any future limitations on executive compensation imposed by legislation or regulation could adversely affect our ability to attract and maintain qualified employees. We may face increased difficulty in retaining top performers and critical skilled employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within the HSBC Group or could not be sourced in the market, our ability to manage our businesses, in particular through any future difficult economic environment may be compromised.
Significant reductions in pension assets may require additional financial contributions from us.  Certain employees are eligible to participate in the HSBC North America qualified defined benefit pension plan, which has been frozen. While plan assets were higher than projected plan liabilities resulting in an over-funded status of approximately $65 million at December 31, 2019, changes in market conditions could result in an under-funded status occurring in future periods. Because these obligations relate to the HSBC North America pension plan, only a portion of any deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up any shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 21, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal executive offices of HSBC USA and HSBC Bank USA are located at 452 Fifth Avenue, New York, New York 10018. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, Tysons, Virginia 22102. HSBC Bank USA has 224 branches and 30 representative offices across the United States at December 31, 2019.

HSBC USA Inc.

Item 3. Legal Proceedings

See Note 29, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

HSBC USA's common stock is not publicly traded. As of the date of this filing, HSBC North America was the sole holder of HSBC USA's common stock. No dividends were paid on the common stock outstanding during either 2019 or 2018.

HSBC USA Inc.

Item 6. Selected Financial Data

Year Ended December 31,	2019	2018	2017	2016	2015
	(dollars are in millions)
Statement of Income (Loss) Data:
Net interest income	$2,112	$2,252	$2,273	$2,484	$2,470
Provision for credit losses	195	(73)	(165)	372	361
Total other revenues	1,854	1,899	2,002	1,404	1,735
Operating expenses excluding goodwill impairment	3,136	3,638	3,391	3,298	3,284
Goodwill impairment	365	—	—	—	—
Income before income tax	270	586	1,049	218	560
Income tax expense	157	266	1,228	89	230
Net income (loss)	$113	$320	$(179)	$129	$330
Balance Sheet Data at December 31:
Loans:
Real estate, including construction	$11,501	$11,344	$10,533	$10,890	$10,000
Business and corporate banking	13,479	13,066	12,504	14,080	14,365
Global banking	17,915	20,167	20,088	23,481	29,905
Other commercial	5,316	4,765	9,910	5,765	8,183
Total commercial	48,211	49,342	53,035	54,216	62,453
Residential mortgages	17,801	17,383	17,273	17,181	17,758
Home equity mortgages	853	982	1,191	1,408	1,600
Credit card	1,405	1,019	721	688	699
Other consumer	283	252	343	382	407
Total consumer	20,342	19,636	19,528	19,659	20,464
Total loans	68,553	68,978	72,563	73,875	82,917
Loans held for sale	289	512	715	1,809	2,185
Total assets	175,375	172,448	187,235	201,301	188,278
Total deposits	119,693	110,955	118,702	129,248	118,579
Long-term debt	26,697	30,628	34,966	37,739	33,509
Preferred stock	1,265	1,265	1,265	1,265	1,265
Common equity	16,991	19,241	18,829	19,090	19,260
Tangible common equity(1)	15,734	17,613	17,194	17,444	17,607
Total equity	18,256	20,506	20,094	20,355	20,525

HSBC USA Inc.

Year Ended December 31,	2019	2018	2017	2016	2015

Selected Financial Ratios:
Rate of return on average:
Total assets	.1%	.2%	(.1)%	.1%	.2%
Risk-weighted assets	.1	.3	(.1)	.1	.2
Common equity	.2	1.3	(1.3)	.3	1.4
Tangible common equity	.2	1.4	(1.4)	.3	1.6
Total equity	.6	1.6	(.9)	.6	1.7
Net interest margin	1.27	1.42	1.28	1.28	1.35
Loans to deposits ratio(2)	71.60	75.02	73.70	75.67	93.07
Efficiency ratio	88.3	87.6	79.3	84.8	78.1
Allowance as a percent of loans(3)	.93	.78	.94	1.38	1.10
Commercial allowance as a percent of loans(3)	1.05	.93	1.15	1.72	1.25
Commercial net charge-off ratio(3)	.09	.09	.30	.34	.10
Consumer allowance as a percent of loans(3)	.64	.42	.37	.44	.65
Consumer two-months-and-over contractual delinquency	2.04	2.05	2.48	4.05	4.56
Consumer net charge-off ratio(3)	.27	.13	.11	.33	.32
Common equity Tier 1 capital to risk-weighted assets	13.1	13.6	14.2	13.7	12.0
Tier 1 capital to risk-weighted assets	14.1	14.6	15.3	14.5	12.6
Total capital to risk-weighted assets	16.3	17.2	18.4	18.3	16.5
Tier 1 leverage ratio	9.9	11.0	9.9	9.2	9.5
Supplementary leverage ratio(4)	6.9	7.6	7.3	6.5	N/A
Total equity to total assets	10.4	11.9	10.7	10.1	10.9

(1)	The following table provides a reconciliation of common equity to tangible common equity:

Year Ended December 31,	2019	2018	2017	2016	2015
	(dollars are in millions)
Common equity	$16,991	$19,241	$18,829	$19,090	$19,260
Less: Goodwill	1,242	1,607	1,607	1,612	1,612
Less: Intangible assets - purchased credit card relationships	15	21	28	34	41
Tangible common equity	$15,734	$17,613	$17,194	$17,444	$17,607

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
N/A Not Applicable

HSBC USA Inc.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed throughout this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the United States Securities and Exchange Commission ("SEC"), in press releases, or oral or written presentations by representatives of HSBC USA Inc. ("HSBC USA" and, together with its subsidiaries, "HUSI") that are not statements of historical fact and may also constitute forward-looking statements. Words such as "may," "will," "should," "would," "could," "appears," "believe," "intends," "expects," "estimates," "targeted," "plans," "anticipates," "goal," and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. All discussions related to strategy, including the matters discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - 2020 Business Update" and discussions of those matters elsewhere in this Form 10-K are forward-looking statements. These matters or statements will relate to our future structure, operations, strategy, financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
our ability to effectively implement and deliver on our business strategies, and the effect implementation of our business strategy may have on our operations and relationships with our customers, regulators, employees and other stakeholders;

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

•	the use of us as a conduit for illegal activities without our knowledge by third parties;

•	the ability to successfully manage our risks;

•	the possibility of the inadequacy of our data management and policies and processes;

•	the financial condition of our clients and counterparties and our ability to manage counterparty risk;

•	concentrations of credit and market risk;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

HSBC USA Inc.

•	the ability to attract or retain key employees and customers;

•	the effects of competition in the markets where we operate including increased competition from non-bank financial services companies, including securities firms;

•
the effects of operational risks that are inherent in banking operations, including fraudulent and other criminal activities, breakdowns in processes or procedures and systems failure or non-availability;

•
disruption in our operations from the external environment arising from events such as natural disasters, climate change, outbreaks of contagious disease (such as coronavirus), acts of war, terrorist attacks, or essential utility outages;

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

•	possible negative impact of regulatory investigations and legal proceedings related to alleged foreign exchange manipulation;

•	changes in the methodology for determining benchmark rates and the implementation of alternative benchmark rates, such as the Secured Overnight Financing Rate ("SOFR");

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on traded asset classes, including foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	model limitations or failure;

•	the possibility of incorrect interpretations, application of or changes in tax laws to which we and our clients are subject;

•	the potential for additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors," in this Annual Report on Form 10-K.
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
2019 Economic Environment  The U.S. economy continued to grow during 2019, although the pace of growth was slower than in 2018. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 2.3 percent in 2019, lower than 2018's GDP annual growth rate, while inflation in 2019 remained below the FRB's target inflation rate. The U.S. economy added over 2.1 million jobs during 2019 and the total unemployment rate fell to 3.5 percent at December 2019 as compared with 3.9 percent at December 2018. In October 2019, the FRB cut short-term interest rates by 25 basis points, the third such rate decrease of the year, as a result of increased economic uncertainty from trade tensions and a slowing global economy.
The slowing of economic growth both in the United States and abroad during 2019 has created global uncertainty about the future economic environment. The sustainability of economic growth will be determined by numerous other variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. Concerns over interest rate levels, inflation, domestic and global policy issues, U.S. trade policy and geopolitical events as well as the implications of those events on the markets in general further add to global uncertainty. Interest rate levels, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2020 and beyond.
2019 Events

•
During the third quarter of 2019, we completed our annual impairment test of goodwill and determined that the fair value of our Commercial Banking and Private Banking reporting units exceeded or approximated their carrying values including allocated goodwill. However, the cash flow projections for our Retail Banking and Wealth Management reporting unit were significantly lower than previous estimates and resulted in the carrying amount of this reporting unit, including allocated goodwill, exceeding its fair value. As a result, we recorded a goodwill impairment charge of $365 million, representing a portion of the $737 million of goodwill previously allocated to this reporting unit. As discussed in "Critical Accounting Policies and Estimates," our goodwill impairment testing is highly sensitive to certain assumptions and estimates used. For additional discussion of the results of our annual goodwill impairment testing, see Note 9, "Goodwill," in the accompanying consolidated financial statements.

•
In November 2019, HSBC Bank USA repurchased $1,269 million of its outstanding subordinated long-term debt and recorded a net pre-tax gain on extinguishment of $84 million during the fourth quarter of 2019. As we previously elected to apply fair value option accounting to this debt, the extinguishment resulted in the realization of a gain associated with our own credit spread that was previously recorded in accumulated other comprehensive loss which more than offset the premium paid to extinguish the debt.

•
In 2019, we recorded a loss of $52 million (of which $48 million was recorded during the fourth quarter) on the swap agreements entered into in conjunction with the sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares") related to an increase in the expected timing of the final resolution of the related litigation for which we retained the associated risk and, to a lesser extent, changes in the Visa Class B Share conversion rate. See Note 27, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for additional information.

•
As previously discussed, we have implemented staff cost reduction efforts throughout 2019 as part of a global effort aimed to right-size our cost base and recorded severance related costs of $33 million. During the fourth quarter of 2019, we began a review of the scope of our retail branch network and determined that we would exit approximately 20 branches. As a result, we recorded charges of $19 million in the fourth quarter of 2019 reflecting impairment of the lease right-of-use ("ROU") assets and other related costs associated with these branches.

2020 Business Update
HSBC Group aims to be the world's preeminent international bank. HSBC will continue to seek growth where opportunities best align with its strengths, focused on enabling and supporting business and trade between the developed world and the faster growing, higher returning markets of the world, particularly in Asia and the Middle East. However, the more challenging economic environment requires strategic changes in order to increase returns and create capacity for future growth. HSBC will first materially reshape underperforming areas of the Group, particularly in Global Banking and Markets, Europe, and the United States. HSBC will focus these businesses around its strengths as an international bank, simplifying the footprint and reducing both risk-weighted assets ("RWAs") and costs. These actions will enable HSBC to direct its resources, including RWAs, toward areas of higher growth and profitability. Second, HSBC will reduce costs by finding efficiencies, sharing capabilities and investing in automation and digitization. Third, HSBC will simplify the organizational structure to reduce fragmentation and accelerate the pace of execution.

HSBC USA Inc.

Simplification will include changing the global matrix and geographical reporting structure, consolidating Retail Banking and Wealth Management and Global Private Banking to create one of the world's largest wealth management businesses, and reorganizing Global Functions and Head Office to match the new structure. Combined, these actions will enable HSBC to refocus toward areas of higher growth and profitability and continue to invest in digital capabilities and customer experience. HSBC Group's overarching targets by 2022 include a gross RWA reduction of more than $100 billion, a reduction in the cost base to $31 billion or less, and a return on tangible equity in the range of 10-12%.
HUSI aspires to be the leading international bank in the U.S., and will take active measures in 2020-2021 to re-profile our business and ensure success. In alignment with HSBC's global strategy, our U.S. wholesale operations will be refocused to better serve our international corporate clients and retail operations will be restructured to better meet the needs of globally mobile and affluent clients. This strategic repositioning will enable us to bring the best of HSBC's expansive global network and leading international banking capabilities to current and future clients in the U.S. We will streamline our functional and operations support model by removing duplication and reduce the size of the balance sheet to better align to the scope and scale of the U.S. opportunity. These actions will enable us to continue as a global hub for trade, investment, and U.S. dollar clearing for global customers and deliver sustainable profitability and improved returns. The strategy will be executed while preserving and maintaining a strong control environment.
The U.S. strategy will include the following:
Global Banking and Markets ("GB&M") Our Global Banking business will refocus on meeting the needs of international corporate clients, sponsors, and strategic global clients with capabilities in Debt Capital Markets, Financing, and Transaction Banking. Low return client relationships will be reviewed for exit or remediation. Our Global Markets business will be restructured in coordination with HSBC Europe. Select Fixed Income activities will be consolidated in and operated from Europe to better utilize HSBC's global scale, allowing HUSI to receive revenue as a business introducer and hold fewer assets on its local balance sheet. This structural change will ensure U.S. clients will have access to the full suite of Global Markets products while optimizing GB&M's use of the HUSI balance sheet.
Commercial Banking ("CMB") Commercial Banking will continue to focus on meeting the needs of U.S.-based large and middle market corporates and the U.S. subsidiaries of international corporate clients. CMB will also collaborate closely with GB&M to deliver sophisticated debt finance and capital market solutions to corporate clients. CMB will selectively expand coverage in high opportunity markets where international corporates and subsidiaries are concentrated.
Retail Banking and Wealth Management ("RBWM") and Private Banking ("PB") We will combine RBWM and PB to create a single Wealth and Personal Banking ("WPB") business and focus our retail businesses to best serve the needs of internationally mobile and affluent clients. Unifying the retail platform will allow us to maximize the investment across the client continuum, providing better digital and transaction banking services for private banking clients while creating greater access to wealth solutions for retail banking clients. Private banking teams will continue to serve in a distinct and separate coverage segment designed to meet the sophisticated needs of high net worth and ultra- high net worth clients, however we expect to see a lower cost to serve these clients over time. We will continue the modernization of our retail branch network and limited expansion in high opportunity markets, however we will consolidate roughly 30% of our branch footprint primarily in high branch density markets. Additional investments will be made to enhance our client service proposition, including more advanced mobile and digital functionality, and scale our unsecured lending products.
Functional and Operational Changes We will simplify the U.S. operating model, which will enable us to serve clients in a more consistent way and concentrate our investments in servicing enhancements and digitization. We will consolidate the middle and back office functions of Global Banking and Commercial Banking under a single operations structure. While the client teams will remain in separate and distinct business units, the wholesale operating model will facilitate delivery of the full breadth of product solutions to corporate clients while unlocking cost synergies and capitalize on gains made in key client experience processes such as onboarding. As noted above, the new Wealth and Personal Banking business will run on an integrated and efficient service model in order to deliver better service and more capabilities to our retail and private banking clients. Our supporting functions, information technology, and related operations teams will realign to adapt to the changes made in our business model. These support areas will reengineer processes, eliminate redundant activities, and down-size to successfully support our strategic agenda.
In connection with these actions, we expect to reduce staffing levels in the U.S. by approximately 15% and expect to incur pre-tax charges in connection with this plan over the two-year period of 2020-2021 of approximately $350-$400 million ($265-$305 million after-tax), including severance and employee benefits, lease impairment and other costs. We also anticipate investments of approximately $100 million in modernization, digital capabilities and expanded product solutions described above. There can be no assurance, however, as to the precise timing or amounts of these expenditures. We anticipate that it will require approximately 24 months to complete the restructuring plan. These actions will result in a moderate reduction in overall RWAs, with an approximate $8 billion reduction in RWAs from the Global Markets restructuring, partially offset by the deployment of more capital to areas in which we are investing, such as CMB and

HSBC USA Inc.

WPB. Streamlining our operating model is intended to reduce gross operating cost by 10-15% by 2022 and enable investments in digital capabilities and new product solutions.
Performance, Developments and Trends Net income (loss) was income of $113 million during 2019 compared with income of $320 million during 2018 and a loss of $179 million during 2017. Our net loss in 2017 reflects the impact of the Tax Cuts and Jobs Act ("Tax Legislation") enacted in December 2017 which lowered the Federal corporate income tax rate to 21 percent effective January 1, 2018 and resulted in an increase to our income tax provision of approximately $865 million due to a lower carrying value of our net deferred tax asset.
Income before income tax was $270 million during 2019 compared with $586 million and $1,049 million during 2018 and 2017, respectively. The decrease in income before income tax during 2019 compared with 2018 was due to a higher provision for credit losses, lower net interest income due primarily to higher rates paid on deposits and lower other revenues, partially offset by lower operating expenses as the impact of the goodwill impairment charge discussed above was more than offset by expense of $492 million recorded in 2018 related to the settlement of a mortgage securitization legal matter. The decrease in income before income tax during 2018 compared with 2017 was due to higher operating expenses driven by the settlement of a mortgage securitization legal matter as discussed above, lower other revenues which reflect the non-recurrence of a gain recorded in 2017 on the sale of Visa Class B Shares, lower releases in the provision for credit losses and lower net interest income.
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

Year Ended December 31,	2019	2018	2017
	(in millions)
Income before income tax, as reported	$270	$586	$1,049
Goodwill impairment	365	—	—
Gain on sale of Visa Inc. Class B common shares to a third party, net(1)	52	7	(308)
Lease impairment(2)	38	—	—
Severance costs(3)	33	—	—
Gain on extinguishment of debt, net(4)	(70)	—	—
Expense related to the settlement of certain mortgage loan legal matters	—	516	—
Costs to achieve(5)	—	—	222
Loss on partial settlement of HSBC North America pension obligation	—	—	35
Adjusted performance(6)	$688	$1,109	$998

(1)
In 2019, we recorded a loss of $52 million related to an increase in the expected timing of the final resolution of the related litigation and, to a lesser extent, changes in the Visa Class B Share conversion rate. In 2018, we recorded a loss of $7 million related to a change in the Visa Class B Share conversion rate. In 2017, the gain includes expense of $4 million related to subsequent fair value movements on the swap agreements to retain litigation risk prior to completion of the final Visa Class B Share sale.

(2)
Includes impairment charges and other related costs of $19 million related to the exit of certain branches as well as $19 million of allocated lease impairment costs from HSBC Technology & Services ("HTSU").

(3)	Reflects severance costs associated with a 2019 global effort aimed to right-size our cost base.

(4)	Includes a gain of $84 million on extinguishment of long-term debt in the fourth quarter and a loss of $14 million on extinguishment of certain repurchase agreements in the third quarter.

(5)
Reflects transformation costs incurred through 2017 to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015. Costs to achieve primarily consisted of project cost support service charges from HTSU, lease termination and associated expenses, professional fees and severance costs.

(6)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items in the table above, our adjusted performance during 2019 decreased $421 million compared with 2018 due to a higher provision for credit losses, lower net interest income due primarily to higher rates paid on deposits and lower other revenues, partially offset by lower operating expenses. Excluding the impact of the items in the table above, our adjusted performance during 2018 increased $111 million compared with 2017 due primarily to higher other revenues driven by higher trading revenue, partially offset by lower releases in the provision for credit losses and lower net interest income.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.

HSBC USA Inc.

London Interbank Offered Rate ("LIBOR") Transition Regulators and central banks in various national jurisdictions continue to actively work to help transition from interbank offered rates ("IBORs") to acceptable alternative rates, such as the Secured Overnight Financing Rate ("SOFR") recommended by the Alternative Reference Rates Committee ("ARRC") convened by the FRB. We currently anticipate the FASB will issue final rate reform guidance related to contract modification and hedge accounting relief in the first quarter of 2020 as companies prepare for the transition away from IBORs. We have a considerable number of contracts referencing IBORs, primarily LIBOR, such as loans, derivatives and long-term debt, extending past 2021 when the U.K. Financial Conduct Authority has announced it will no longer require banks to submit rates for LIBOR.
HSBC has established a global transition program in which we actively participate with the objective of facilitating an orderly transition of all products, processes, models and curves, as well as all legacy LIBOR contracts, onto replacement rates. This program is aimed to minimize the volume of such contracts outstanding upon the cessation of LIBOR and, therefore, the associated disruption to financial flows and the risk of economic losses. The program is significant in terms of scale and complexity and will impact all global businesses as well as multiple products, currencies, systems and processes. In addition to the risk associated with LIBOR contracts being outstanding upon cessation of LIBOR, transition also results in a number of additional risks, mainly conduct risk, financial risk and operational risk. An initial draft of our risk inventory, including mitigating actions, has been completed and is currently going through the validation process.
During 2019, risk disclosures across all products and business lines were established and are expected to be fully implemented in early 2020. Our global businesses have started to inform their clients that there are risks associated with engaging in new LIBOR products which will continue to evolve over time. Better awareness of the potential risks will enable clients to make informed decisions about their ongoing use of LIBOR-linked products and encourage them to focus more clearly on the task of transitioning to replacement rates. While we continue to transact in LIBOR, an initial framework to limit the sale of LIBOR-based products has been established as we continue to remain focused on developing alternative rate products and the supporting processes and systems and making them available to customers.
The ARRC has published recommended contract fallback language for floating rate notes, syndicated loans, bilateral loans and securitizations. In the fourth quarter of 2019, we began to incorporate this new fallback language in new LIBOR-based contracts which will create a clearer process on which benchmark rates the products will move to when LIBOR ceases to exist. In addition, the International Swaps and Derivatives Association plans to update the benchmark fallback language in its new contracts beginning in 2020 and is working to establish an industry protocol that will support the transition of legacy contracts to reference the new fallback language. This represents a material undertaking for the industry as a whole and may expose us to the risk of financial losses. We intend to actively engage in the process to achieve an orderly transition of our LIBOR-based debt and other LIBOR-based debt where we are the payment agent. We continue to formulate detailed plans to enable us to transition these exposures, though the execution of these transition plans will, to a certain extent, also depend on the participation and engagement of third party market participants in the transition process.
The ability of HUSI and its clients to transition legacy contracts onto replacement rates by the end of 2021 is materially dependent on the availability of products that reference replacement rates, including SOFR, and on our customers being ready and able to adapt their own processes and systems to accommodate the replacement products. This gives rise to an elevated level of conduct related risk. We have made progress in developing high level legacy contract transition plans and expect to have pricing and data/workflow requirements finalized in the first quarter of 2020. In addition to the conduct risk previously highlighted, the process of adopting new reference rates may expose us to an increased level of operational and financial risks, such as potential earnings volatility resulting from contract modifications and a large volume of product and associated process changes. Furthermore, the transition to alternative reference rates could have a range of adverse impacts on our business, including legal proceedings or other actions regarding the interpretation and enforceability of provisions in IBOR based contracts and regulatory investigations or reviews regarding our preparation and readiness for the replacement of IBOR with alternative reference rates. We continue to engage with industry participants, the official sector and our clients to support an orderly transition and the mitigation of the risks resulting from the transition.
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
Our results are also impacted by general global and domestic economic conditions, including employment levels, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Changes in interest rates generally affect both the rates we charge to our customers and the rates we pay on our borrowings. Achieving our profitability goals in 2020 is largely dependent upon macroeconomic conditions which include the interest rate environment, housing market conditions, unemployment levels, market volatility, energy prices and our ability to attract and retain loans and deposits from customers, all of which could impact trading and other revenue, net interest income, loan volume, loss provision and ultimately our results of operations.

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

Year Ended December 31,	2019	2018	2017
	(in millions)
Profit before tax – U.S. GAAP basis	$270	$586	$1,049
Adjustments:
Goodwill impairment	156	—	—
Expected credit losses / loan impairment	36	124	(29)
Deposit incentives	17	11	—
Loan origination	8	18	5
Renewable energy tax credit investments	7	10	11
Property	—	(8)	(11)
Loans held for sale	(1)	(18)	(150)
Pension and other postretirement benefit costs	(12)	8	94
Leases	(17)	—	—
Debt extinguishment	(123)	—	—
Structured notes and deposits	—	—	(85)
Other	15	(2)	16
Profit before tax – Group Reporting Basis	$356	$729	$900
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 24, "Business Segments," in the accompanying consolidated financial statements. Differences in reported profit before tax in the table above that were individually significant for 2019 and 2018 are explained below. See "Basis of Reporting" in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K") for an explanation of the differences in reported profit before tax in the table above that were individually significant for 2017.
During 2019, goodwill impairment charges were lower under the Group Reporting Basis than under U.S. GAAP. Under the Group Reporting Basis, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill and, therefore, a lower impairment charge under the Group Reporting Basis.
During 2019, credit loss estimates were higher under U.S. GAAP than under the Group Reporting Basis due primarily to the impact of downgrades in the commercial loan portfolio, which was more pronounced under U.S. GAAP. In addition, expected credit losses under the Group Reporting Basis reflect a release in credit reserves due to the upgrade of a single oil and gas industry client which resulted in reclassification from 'stage 2' (which requires a lifetime expected credit losses estimate) to 'stage 1' (which requires a 12-month expected credit losses estimate). The higher credit loss estimates under U.S. GAAP were partially offset by a release in credit reserves under U.S. GAAP for risk factors associated with fraud.
During 2019, extinguishment of long-term debt resulted in a gain under U.S. GAAP compared with a loss under the Group Reporting Basis. We previously elected to apply fair value option accounting to this debt. Under U.S. GAAP, the extinguishment resulted in the realization of a gain associated with our own credit spread that was previously recorded in accumulated other comprehensive loss which more than offset the premium paid to extinguish the debt. Under the Group Reporting Basis, the gain associated with our own credit spread remains in equity and does not get recognized in earnings.
During 2018, releases in credit reserves were recorded under both the Group Reporting Basis and U.S. GAAP, though the releases were higher under the Group Reporting Basis. The higher reserve releases under the Group Reporting Basis were primarily due to releases associated with a single client relationship driven by improvements in credit conditions which resulted in reclassification from 'stage 2' to 'stage 1' and other modeling factors as well as a reduction of expected credit losses associated with oil and gas

HSBC USA Inc.

clients. In addition, reserve releases driven by paydowns, sales and maturities were partially offset by the impact of downgrades in the commercial loan portfolio, which was more pronounced under U.S. GAAP, as well as a provision under U.S. GAAP for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio.

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
As an illustration of the effect of changes in estimates related to the allowance for credit losses, a 10 percent change in our projection of probable net credit losses on our loans would have resulted in a change of approximately $64 million in our allowance for credit losses at December 31, 2019.
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

HSBC USA Inc.

if any, and; (f) other relevant events specific to the reporting unit (e.g., changes in management, strategy or customers, capital allocation or litigation).
The determination of fair value as part of the impairment testing of our goodwill is a "critical accounting estimate" due to the significant judgment required in the use of the fair value approaches. We utilize the market approach and the discounted cash flow method to determine fair value. The market approach focuses on valuation multiples for reasonably similar publicly traded companies and also considers recent market transactions. The discounted cash flow method includes such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management's judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the risk adjusted cost of capital percentage used to discount future cash flows. The risk adjusted cost of capital percentage is derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of those believed to be used by market participants. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible our judgment could change. When management's judgment is that the anticipated cash flows have decreased and/or the cost of capital percentage has increased, the effect will be a lower estimate of fair value which could result in an impairment charge and a negative impact to net income (loss).
Impairment testing of goodwill requires that the fair value of each reporting unit be compared with its carrying amount, including goodwill. Goodwill was allocated to the carrying amount of each reporting unit based on its relative fair value. Movements of businesses across reporting units may result in a reallocation of goodwill.
We have established July 1 of each year as the date for conducting our annual goodwill impairment assessment. Prior to 2019, we utilized a two-step approach to test our goodwill for impairment. The first step, which was used to identify potential impairment, involved comparing each reporting unit's fair value to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, including allocated goodwill, there was no indication of impairment and no further procedures were required. If the carrying amount including allocated goodwill of the reporting unit exceeded the unit's fair value, a second step was performed to quantify the impairment amount, if any. If the implied fair value of goodwill as determined using the same methodology as used in a business combination was less than the carrying amount of goodwill, an impairment charge was recorded for the excess. Beginning in 2019, we adopted new accounting guidance and removed the second step of the goodwill impairment test and instead goodwill impairment is measured and an impairment charge is recorded at the amount by which a reporting unit’s carrying amount, including allocated goodwill, exceeds its fair value. Any impairment charge recognized is limited to the carrying amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairments are not permitted.
During the third quarter of 2019, we completed our annual impairment test of goodwill and determined that the fair value of our Commercial Banking and Private Banking reporting units exceeded or approximated their carrying values including allocated goodwill. However, the cash flow projections for our Retail Banking and Wealth Management reporting unit were significantly lower than previous estimates and resulted in the carrying amount of this reporting unit, including allocated goodwill, exceeding its fair value. As a result, we recorded a goodwill impairment charge of $365 million, representing a portion of the $737 million of goodwill previously allocated to this reporting unit. The fair value of our Private Banking reporting unit approximated its book value, including allocated goodwill of $412 million. For additional discussion of the results of our annual goodwill impairment testing, see Note 9, "Goodwill," in the accompanying consolidated financial statements.
Our goodwill impairment testing is highly sensitive to certain assumptions and estimates used as discussed above. We will continue to monitor changes to our business forecasts as we continue to perform periodic analyses of the risks and strategies of our business and product offerings. If deterioration in economic and credit conditions, a change in the strategy or performance of our business or product offerings, or an increase in the capital requirements of our business occurs, interim goodwill impairment tests for reporting units could be required, which may result in an impairment charge. We considered these and other factors as part of a qualitative analysis at December 31, 2019 to determine whether it was more likely than not that the fair value of any of our reporting units was less than its carrying amount, including goodwill. Based on this analysis, we determined no interim impairment test was required at December 31, 2019 for any of our reporting units.
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
Valuation of Major Classes of Assets and Liabilities - Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the "Fair Value Framework"). The Fair Value Framework establishes a three-tiered fair value hierarchy as discussed further in Note 28, "Fair Value Measurements," in the

HSBC USA Inc.

accompanying consolidated financial statements. Classification within the fair value hierarchy is based on the lowest hierarchical level input that is significant to the fair value measurement. As such, the classification of a financial asset or liability within the fair value hierarchy is dynamic in that the asset or liability could be transferred to other hierarchy levels in each reporting period as a result of price discovery. We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of the inputs into a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets as a percentage of total assets measured at fair value were approximately 1.4 percent at December 31, 2019.
Imprecision in estimating unobservable market inputs can impact the amount of revenue, expense or other comprehensive income recorded for a particular financial instrument. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For additional discussion of the determination of fair value for individual financial assets and liabilities carried at fair value see Note 28, "Fair Value Measurements," in the accompanying consolidated financial statements. The following is a description of the methodologies used in the valuation of significant financial assets and liabilities for which quoted market prices and observable market parameters are not available.

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

HSBC USA Inc.

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
The outcome of the statistical regression analysis serves as the foundation for determining whether or not a derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying fair value hedges are recorded in current period earnings. For example, a 10 percent adverse change in the value of our derivatives that do not qualify as effective hedges would have reduced revenue by approximately $53 million for the year ended December 31, 2019.
Regulators continue to actively work to help transition from LIBOR to an acceptable alternative, such as SOFR. The FASB has issued proposed changes to the U.S. GAAP guidance on contract modifications and hedge accounting and is expected to issue final guidance during the first quarter of 2020 to mitigate the effect of this transition on financial reporting. Under the proposal, an entity would be allowed to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. The proposed guidance would also allow an entity to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform. The proposed standard has a sunset date of December 31, 2022.
As a result of these ongoing developments, significant accounting judgment remains in determining whether certain hedge accounting relationships that hedge the fair value of a recognized asset or liability or the variability of cash flows and interest rate risk due to changes in LIBOR continue to qualify for hedge accounting as of December 31, 2019. Management’s judgment is that those existing hedge accounting relationships continue to be supported at year-end. Even though there are plans to replace LIBOR with an acceptable alternative rate by the end of 2021, there is widespread continued reliance on LIBOR in market pricing structures for long-term products with maturities over hedging horizons that extend beyond the timescales for replacing LIBOR. This judgment will be kept under review in the future as markets for an alternative reference rate fully develop and the accounting guidance to deal with these unusual circumstances is finalized.
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and State net operating losses. Our net deferred tax assets, including deferred tax liabilities, totaled $1.3 billion and $1.4 billion at December 31, 2019 and 2018, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
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
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 can be found in Note 17, "Income Taxes," in the accompanying consolidated financial statements.
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
Litigation and regulatory exposure is a critical accounting estimate because it represents a key area of judgment and is subject to uncertainty and certain factors outside of our control. Due to the inherent uncertainties and other factors involved in such matters, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether it is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. We will continue to update our accruals for these legal, governmental and regulatory proceedings as facts and circumstances change. For further details, see Note 29, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements.

Balance Sheet Review

The following table provides balance sheet totals at December 31, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	December 31, 2019	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$21,620	$(5,762)	(21.0)%
Loans, net	67,916	(521)	(.8)
Loans held for sale	289	(223)	(43.6)
Trading assets	28,452	6,474	29.5
Securities	48,956	2,907	6.3
All other assets	8,142	52.6
	$175,375	$2,927	1.7%
Period end liabilities and equity:
Total deposits	$119,693	$8,738	7.9%
Trading liabilities	3,235	(408)	(11.2)
Short-term borrowings	3,659	(521)	(12.5)
Long-term debt	26,697	(3,931)	(12.8)
Interest, taxes and other liabilities	3,835	1,299	51.2
Total equity	18,256	(2,250)	(11.0)
	$175,375	$2,927	1.7%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with

HSBC USA Inc.

December 31, 2018 due primarily to a redeployment of liquidity to trading security positions held as economic hedges of derivative products issued to clients as well as a managed reduction in liquidity driven by the repayment of long-term debt that matured or was repurchased during 2019.
Loans, Net  The following table summarizes our loan balances at December 31, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	December 31, 2019	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$11,501	$157	1.4%
Business and corporate banking	13,479	413	3.2
Global banking(1)	17,915	(2,252)	(11.2)
Other commercial(2)	5,316	551	11.6
Total commercial	48,211	(1,131)	(2.3)
Consumer loans:
Residential mortgages	17,801	418	2.4
Home equity mortgages	853	(129)	(13.1)
Credit cards	1,405	386	37.9
Other consumer	283	31	12.3
Total consumer	20,342	706	3.6
Total loans	68,553	(425)	(.6)
Allowance for credit losses	637	96	17.7
Loans, net	$67,916	$(521)	(.8)%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)	Includes loans to HSBC affiliates which totaled $2,343 million and $2,274 million at December 31, 2019 and 2018, respectively.
Commercial loans decreased compared with December 31, 2018 driven by paydowns from a few large global banking clients, partially offset by new business activity as we continued to apply a disciplined lending approach to grow the business. The decline in commercial non-affiliate loans was primarily in the banking, retailing, telecommunication and semiconductor industries, partially offset by growth in the consumer service industry.
Consumer loans increased compared with December 31, 2018 due to higher residential mortgage loans which we continue to target towards our Premier and Advance customer relationships and higher credit card receivables due to increased customer activity and new product promotions which are targeted beyond our historical customer base. These increases were partially offset by a continued decline in home equity mortgages due to net paydowns. The increase in other consumer loans reflects a transfer of certain student loans from held for sale to held for investment as discussed below.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	December 31, 2019		December 31, 2018
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.1%	96.4%	98.4%	94.1%
80% < LTV < 90%	1.6	2.8	1.1	4.4
90% < LTV < 100%	.2	.7	.3	1.2
LTV > 100%	.1	.1	.2	.3
Average LTV for portfolio	50.1	46.4	49.1	48.7

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

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at September 30, 2019 and 2018, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at December 31, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	December 31, 2019	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$83	$56	*
Business and corporate banking	35	35	*
Global banking	94	(273)	(74.4)
Total commercial	212	(182)	(46.2)
Consumer loans:
Residential mortgages	77	12	18.5
Other consumer	—	(53)	(100.0)
Total consumer	77	(41)	(34.7)
Total loans held for sale	$289	$(223)	(43.6)%

*	Percentage change is greater than 100 percent.
Commercial loans held for sale decreased compared with December 31, 2018. Included in commercial loans held for sale are certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $34 million and $285 million at December 31, 2019 and 2018, respectively. The decrease compared with December 31, 2018 was due to loan sales.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $178 million and $109 million at December 31, 2019 and 2018, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Consumer loans held for sale decreased compared with December 31, 2018. During the first quarter of 2019, we transferred $53 million of student loans that were previously classified as other consumer loans held for sale to held for investment as we now intend to hold these loans for the foreseeable future.
Included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income in the accompanying consolidated statement of income (loss).
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $2 million and $4 million at December 31, 2019 and 2018, respectively. The valuation allowance on commercial loans held for sale was nil and $3 million at December 31, 2019 and 2018, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at December 31, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	December 31, 2019	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$23,488	$6,447	37.8%
Precious metals	1,909	20	1.1
Derivatives, net	3,055	7	0.2
	$28,452	$6,474	29.5%
Trading liabilities:
Securities sold, not yet purchased	$1,182	$444	60.2%
Payables for precious metals	124	(91)	(42.3)
Derivatives, net	1,929	(761)	(28.3)
	$3,235	$(408)	(11.2)%

(1)	See Note 3, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances increased compared with December 31, 2018 due primarily to increases in equity, foreign sovereign and U.S. Treasury positions. Trading security positions are held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. These increases were partially offset by a decrease in corporate bond positions reflecting the unwind of one of our unconsolidated variable interest entities ("VIEs") which resulted in the termination of our investment in the VIE along with the related derivatives during the first quarter of 2019. Balances of securities sold, not yet purchased were higher compared with December 31, 2018 driven by an increase in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets were relatively flat compared with December 31, 2018 as a decrease in our own gold inventory position held as economic hedges for client derivative activity was more than offset by an increase in our own silver inventory position held as economic hedges for client derivative activity and higher spot prices. Payables for precious metals were lower compared with December 31, 2018 reflecting a decline in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset balances were flat compared with December 31, 2018 as higher balances from market movements were offset by the impact of higher netting of outstanding positions and cash collateral posted as well as the termination of derivatives associated with the unwind of an unconsolidated VIE as discussed above. Derivative liability balances decreased compared with December 31, 2018 as higher balances from market movements were more than offset by the impact of higher netting of outstanding positions and cash collateral posted as well as the termination of derivatives associated with the unwind of an unconsolidated VIE as discussed above. Market movements resulted in higher valuations of interest rate, equity, foreign exchange, commodity and credit derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were higher compared with December 31, 2018 driven by net purchases of U.S. Government agency mortgage-backed and U.S. Treasury securities, partially offset by net sales of U.S. Government sponsored mortgage-backed securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
See Note 4, "Securities," in the accompanying consolidated financial statements for information regarding our securities portfolios at December 31, 2019 and 2018. At December 31, 2017, our securities available-for-sale portfolio, which totaled $30,700 million, consisted of $29,060 million of U.S. Treasury, U.S. Government agency and U.S. Government sponsored obligations and $1,640 million of other available-for-sale securities and our securities held-to-maturity portfolio, which totaled $13,977 million, consisted of $13,962 million of U.S. Government agency and U.S. Government sponsored obligations, $12 million of U.S. state and political subdivision obligations and $3 million of other held-to-maturity securities.
All Other Assets  All other assets includes, among other items, properties and equipment, net and goodwill. All other assets was flat compared with December 31, 2018 as higher lease assets and higher outstanding clearing receivables from correspondent banks was offset by a goodwill impairment charge of $365 million recorded during the third quarter of 2019, representing a portion

HSBC USA Inc.

of the goodwill previously allocated to our Retail Banking and Wealth Management reporting unit, as well as lower outstanding settlement balances related to security sales and lower margin requirements related to futures trading. As discussed more fully in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in the accompanying consolidated financial statements, the adoption of new accounting guidance resulted in a gross-up of our balance sheet to recognize lease liabilities and corresponding ROU assets for operating leases as of January 1, 2019. For additional discussion of the results of our annual goodwill impairment testing, see Note 9, "Goodwill," in the accompanying consolidated financial statements.
Deposits  The following table summarizes deposit balances by major depositor categories at December 31, 2019 and increases (decreases) since December 31, 2018:

		Increase (Decrease) From
		December 31, 2018
	December 31, 2019	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$108,025	$12,512	13.1%
Domestic and foreign banks	8,704	(3,422)	(28.2)
U.S. government and states and political subdivisions	361	(71)	(16.4)
Foreign governments and official institutions	2,603	(271)	(9.4)
Deposits held for sale(1)	—	(10)	(100.0)
Total deposits	$119,693	$8,738	7.9%
Total core deposits(2)	$95,253	$3,344	3.6%

(1)	Represented deposits associated with the sale of a portion of our Private Banking business.

(2)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Total deposits increased compared with December 31, 2018 due to an increase in wholesale time deposits driven by new issuances, higher retail deposits driven by promotional rates offered on savings accounts and increased commercial demand deposits reflecting increased business activity with a focus on high quality balances. These increases were partially offset by lower deposits from affiliates as well as lower deposits in Private Banking reflecting withdrawals from a few large clients. We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings were lower compared with December 31, 2018 due primarily to a decrease in securities sold under repurchase agreements resulting from the management of our short-term funding positions.
Long-Term Debt  Long-term debt decreased compared with December 31, 2018 as the impacts of debt issuances and fair value movements on fair value option debt were more than offset by debt retirements, including the repurchase of $1,269 million of subordinated long-term debt by HSBC Bank USA during the fourth quarter of 2019. See Note 14, "Long-Term Debt," in the accompanying consolidated financial statements for additional details. Debt issuances during 2019 totaled $4,686 million, of which $1,755 million was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $2,931 million of senior structured notes during 2019. Total long-term debt outstanding under this shelf was $13,295 million and $16,249 million at December 31, 2019 and 2018, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $755 million during 2019. Total debt outstanding under this program was $2,908 million and $4,493 million at December 31, 2019 and 2018, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $1,000 million and $2,100 million at December 31, 2019 and 2018, respectively.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2018 due primarily to higher lease liabilities due to the adoption of new accounting guidance as discussed above and higher outstanding settlement balances related to security purchases.
Total Equity During the first quarter of 2019, we paid a distribution on our common stock of $2.4 billion from surplus capital to HSBC North America. See Note 25, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for additional details.

HSBC USA Inc.

Results of Operations

2018 compared with 2017 See "Results of Operations" in our 2018 Form 10-K for a discussion of our operating results for 2018 compared with 2017. See below for a discussion of our operating results for 2019 compared with 2018.
Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2019 Compared with 2018 Increase (Decrease)			2018 Compared with 2017 Increase (Decrease)
Year Ended December 31,	2019	Volume	Rate	2018	Volume	Rate	2017
	(dollars are in millions)
Interest income:
Short-term investments	$573	$(206)	$134	$645	$(320)	$296	$669
Trading securities	291	116	(38)	213	48	(44)	209
Securities	1,188	102	(45)	1,131	(43)	222	952
Commercial loans	2,089	138	111	1,840	(83)	412	1,511
Consumer loans	767	7	11	749	(4)	23	730
Other	82	(2)	7	77	15	10	52
Total interest income	4,990	155	180	4,655	(387)	919	4,123
Interest expense:
Deposits	1,475	57	346	1,072	(51)	420	703
Short-term borrowings	231	44	15	172	(52)	100	124
Long-term debt	1,137	(49)	63	1,123	(170)	295	998
Tax liabilities and other	35	(11)	10	36	1	10	25
Total interest expense	2,878	41	434	2,403	(272)	825	1,850
Net interest income	$2,112	$114	$(254)	$2,252	$(115)	$94	$2,273

Yield on total interest earning assets	3.00%			2.94%			2.32%
Cost of total interest bearing liabilities	2.21			1.91			1.31
Interest rate spread	.79			1.03			1.01
Benefit from net non-interest paying funds(1)	.48			.39			.27
Net interest margin on average earning assets	1.27%			1.42%			1.28%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.

Net interest income decreased during 2019 due to higher interest expense on interest bearing liabilities due primarily to higher rates paid on deposits as well as lower interest income from short-term investments driven by lower average balances. These decreases were partially offset by increased interest income from loans, trading securities and securities driven by higher average balances and increased yields earned on loans reflecting the benefit of higher market rates during the first half of the year.
Short-term investments Interest income decreased during 2019 driven by lower average balances on interest bearing deposits with banks, partially offset by higher yields earned on these balances reflecting the benefit of higher market rates during the first half of the year.
Trading securities Interest income increased during 2019 due to higher average balances, partially offset by lower yields. The increase in average balances reflects increases in lower yielding foreign sovereign and U.S. Treasury positions which resulted in a shift in mix and a lower yield overall. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.

HSBC USA Inc.

Securities Interest income was higher during 2019 due primarily to higher average balances, partially offset by lower yields. The increase in average balances reflects increases in lower yielding U.S. Treasury and U.S. Government agency mortgage-backed securities which resulted in a shift in mix and a lower yield overall.
Commercial loans Interest income increased during 2019 due to higher average balances driven by loan growth and higher yields reflecting the benefit of higher market rates during the first half of the year.
Consumer loans Interest income was higher during 2019 due to higher yields on residential mortgages and higher average balances driven by growth in credit card receivables and residential mortgage loans.
Other Higher interest income during 2019 due to higher yields on cash collateral posted.
Deposits Interest expense increased during 2019 due primarily to higher rates paid on wholesale deposits reflecting the impact of higher market rates during the first half of the year and higher promotional rates offered to our retail customers on savings accounts and certificates of deposit compared with 2018. The increase in interest expense also reflects a shift in mix as the attrition of lower rate retail savings deposits driven by competitive pricing pressures was more than offset by increases in more expensive wholesale deposits and promotional retail deposits, which also resulted in higher average interest bearing deposit balances overall.
Short-term borrowings Higher interest expense during 2019 was due primarily to higher average borrowings in commercial paper and federal funds purchased and, to a lesser extent, higher rates paid reflecting the impact of higher market rates during the first half of the year.
Long-term debt Interest expense increased during 2019 as the impact of lower average borrowings, including the repurchase of $1,269 million of subordinated long-term debt by HSBC Bank USA during the fourth quarter of 2019, was more than offset by higher rates paid reflecting the impact of higher market rates during the first half of the year.
Tax liabilities and other Interest expense was lower during 2019 as the impact of lower average borrowings in securities sold, not yet repurchased was largely offset by higher rates paid.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

Year Ended December 31,	2019	2018	2017
	(dollars are in millions)
Commercial:
Real estate, including construction	$37	$34	$(3)
Business and corporate banking	62	(31)	(59)
Global banking	1	(109)	(116)
Other commercial	(6)	(3)	6
Total commercial	94	(109)	(172)
Consumer:
Residential mortgages	(3)	(18)	(7)
Home equity mortgages	(2)	(3)	(8)
Credit cards	101	55	22
Other consumer	5	2	—
Total consumer	101	36	7
Total provision for credit losses	$195	$(73)	$(165)
Provision as a percentage of average loans	.3%	(.1)%	(.2)%
Our provision for credit losses increased $268 million during 2019 due to a higher provision for credit losses in our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio. During 2019, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $96 million. During 2018, we decreased our allowance for credit losses as the provision for credit losses was lower than net charge-offs by $140 million.
The provision for credit losses in our commercial loan portfolio increased $203 million during 2019 reflecting releases in credit reserves in 2018 compared with loss provisions in 2019. The releases in credit reserves in 2018 were due to improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as well as improvements in credit conditions associated with certain clients in the energy sector at that time, partially offset by loss provisions for downgrades reflecting weakness in the financial condition of certain client relationships and a higher provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio. In 2019, loss provisions driven by downgrades reflecting weakness in the financial condition of certain clients exposed to the energy and retail sectors were partially offset by releases in credit reserves

HSBC USA Inc.

due to paydowns and improvements in credit conditions associated with certain clients as well as a release in credit reserves for risk factors associated with fraud.
The provision for credit losses in our consumer loan portfolio was higher by $65 million during 2019 due primarily to a higher provision for credit losses on credit cards reflecting growth in balances due to increased customer activity and new product promotions, including higher dollars of delinquency and higher delinquency roll rates. Also contributing to the increase was a lower release in credit loss reserves on residential mortgages as the positive impacts of improvements in economic and credit conditions were more pronounced in 2018.
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
Other Revenues  The following table summarizes the components of other revenues:

Year Ended December 31,	2019	2018	2017
	(in millions)
Credit card fees, net	$67	$50	$46
Trust and investment management fees	132	135	156
Other fees and commissions	619	684	669
Trading revenue	591	625	354
Other securities gains, net	88	24	52
Servicing and other fees from HSBC affiliates	354	356	348
Gain (loss) on instruments designated at fair value and related derivatives	(13)	19	43
Other income:
Valuation of loans held for sale	1	5	18
Residential mortgage banking revenue (expense)	1	(6)	(6)
Insurance	12	11	14
Gain on extinguishment of debt, net	70	—	—
Gain on sale of Visa Class B Shares to a third party	—	—	312
Miscellaneous income (loss)	(68)	(4)	(4)
Total other income	16	6	334
Total other revenues	$1,854	$1,899	$2,002
Credit card fees, net  Credit card fees, net were higher during 2019 due to higher interchange fees.
Trust and investment management fees  Trust and investment management fees decreased slightly during 2019 due primarily to lower average assets under management in Private Banking reflecting the impact of the client referral agreement with UBS Wealth Management Americas ("UBS"). See Note 10, "Sale of Certain Private Banking Client Relationships," in the accompanying consolidated financial statements for further discussion.
Other fees and commissions Other fees and commissions decreased during 2019 due to lower fees from loan syndication, loan commitments and other lending fees. See Note 22, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

HSBC USA Inc.

Trading revenue  Trading revenue is generated by participation in the foreign exchange, rates, credit, equities and precious metals markets. The following table presents trading revenue by business activity. Not included in the table below is the impact of net interest income associated with trading securities which is an integral part of trading activities' overall performance. Net interest income related to trading activities is recorded in net interest income in the consolidated statement of income (loss). Trading revenue related to the mortgage banking business are included as a component of other income.

Year Ended December 31,	2019	2018	2017
	(in millions)
Business Activities:
Derivatives(1)(2)	$260	$107	$(72)
Foreign Exchange	179	185	190
Metals	117	315	212
Balance Sheet Management	16	24	24
Global Banking	—	(2)	(4)
Other trading	19	(4)	4
Total trading revenue	$591	$625	$354

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

Trading revenue decreased during 2019 driven by lower Metals revenue due to a lower redeployment of liquidity to Metals, declining interest rates during the second half of the year and lower volatility in certain metals, including lower trading activity. Also contributing to the decrease in trading revenue was a loss of approximately $39 million recorded during the first quarter of 2019 related to the unwind of one of our unconsolidated VIEs which resulted in the termination of our investment in the VIE along with the related derivatives and a payment made to the derivative counterparty as a result of the termination. These decreases were partially offset by higher Derivatives revenue primarily related to emerging markets rate products and, to a lesser extent, interest rate swaps. The increase in other trading revenue reflects the impact of favorable funding spreads in 2019.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During 2019 and 2018, we sold $12,878 million and $5,169 million of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net increased during 2019 reflecting the impact of higher sales activity compared with 2018. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 4, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates was relatively flat during 2019.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, a portion of our securities purchased and sold under resale and repurchase agreements, certain of our own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives was lower during 2019 attributable to unfavorable movements related to the economic hedging of interest rate risk within our own debt, partially offset by favorable movements related to the economic hedging of interest rate and other risks within our structured deposits. See Note 16, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income  Beginning January 1, 2019, fair value hedge ineffectiveness is recorded in net interest income, rather than other income. During 2018, fair value hedge ineffectiveness resulted in a gain in other income of $13 million. Excluding this item, other income remained higher in 2019 due primarily to a net gain on extinguishment of debt recorded in 2019, including a gain of $84 million on extinguishment of long-term debt in the fourth quarter and a loss of $14 million on extinguishment of certain repurchase agreements in the third quarter. Also contributing to the increase was higher income associated with bank owned life insurance. These increases were partially offset by higher losses in miscellaneous income associated with credit default swap protection which largely reflects the hedging of a single client relationship as well as higher losses on the swap agreements entered into in conjunction with the sales of Visa Class B Shares. In 2019, we recorded a loss of $52 million (of which $48 million was recorded during the fourth quarter) related to an increase in the expected timing of the final resolution of the related litigation and, to a lesser extent,

HSBC USA Inc.

changes in the Visa Class B Share conversion rate. In 2018, we recorded a loss of $7 million related to a change in the Visa Class B Share conversion rate.
Operating Expenses  The following table summarizes the components of operating expenses:

Year Ended December 31,	2019	2018	2017
	(dollars are in millions)
Salaries and employee benefits	$822	$830	$1,077
Support services from HSBC affiliates:
Fees paid to HTSU	1,153	1,198	1,165
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	100	105	121
Fees paid to other HSBC affiliates	385	300	263
Total support services from HSBC affiliates	1,638	1,603	1,549
Occupancy expense, net	197	185	202
Goodwill impairment	365	—	—
Other expenses:
Equipment and software	83	60	53
Marketing	133	108	84
Outside services	62	59	95
Professional fees	69	90	100
Off-balance sheet credit reserves	8	(11)	(26)
FDIC assessment fees	24	135	138
Expense related to legal matters (excluding attorney's fees)	54	522	29
Miscellaneous	46	57	90
Total other expenses	479	1,020	563
Total operating expenses	$3,501	$3,638	$3,391
Personnel - average number	4,694	4,770	5,811
Efficiency ratio	88.3%	87.6%	79.3%
Salaries and employee benefits  Salaries and employee benefits expense decreased slightly during 2019 as lower pension expense, higher health care reimbursements and lower temporary staff costs were largely offset by higher salaries expense and higher severance costs. While continued cost management efforts, including targeted staff reductions to optimize staffing and improve efficiency, resulted in a decline in the average number of personnel, the impact of these reductions on salaries expense was more than offset by the addition of personnel associated with growth initiatives in certain businesses.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates increased during 2019 due primarily to increased costs associated with our business systems as well as higher allocated severance and lease impairment costs. These increases were partially offset by lower cost allocations from our technology, operations, risk and compliance support service functions. A summary of the services received from various HSBC affiliates is included in Note 23, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Prior to 2019, occupancy expense was impacted by the amortization of the deferred gain associated with the sale and leaseback of our 452 Fifth Avenue property, which resulted in the recognition of a gain of $6 million during 2018. In January 2019, we adopted new accounting guidance which resulted in a cumulative effect adjustment to recognize the previously deferred gain in retained earnings on January 1, 2019. Excluding this item, occupancy expense remained higher during 2019 due to charges of $19 million recorded in the fourth quarter of 2019. During the fourth quarter of 2019, we determined that we would exit certain branches and, as a result, we recorded impairment of the lease ROU assets and other related costs associated with these branches. This increase was partially offset by lower rent expense and lower maintenance costs.
Goodwill impairment Reflects a goodwill impairment charge of $365 million recorded during the third quarter of 2019, representing a portion of the goodwill previously allocated to our Retail Banking and Wealth Management reporting unit. See Note 9, "Goodwill," in the accompanying consolidated financial statements for additional discussion.
Other expenses  Other expenses were lower during 2019 due primarily to lower expense related to legal matters driven by expense of $492 million recorded in 2018 related to the settlement of a mortgage securitization legal matter. Also contributing to the decrease was lower deposit insurance assessment fees due primarily to removal of the temporary surcharge in December 2018 and a lower

HSBC USA Inc.

assessment rate as well as lower foreclosure related expenses and lower professional fees. These decreases were partially offset by higher marketing expense, higher capitalized software amortization expense and higher off-balance sheet credit reserves.
Efficiency ratio  Our efficiency ratio increased slightly during 2019 as lower net interest income and lower other revenues were largely offset by lower operating expenses as discussed in detail above.
Income tax expense Our effective tax rate was 58.1 percent in 2019 compared with 45.4 percent in 2018 and 117.1 percent in 2017. For a complete analysis of the differences between effective tax rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate, see Note 17, "Income Taxes," in the accompanying consolidated financial statements.
The Tax Legislation enacted in 2017 contains certain complex provisions such as the Base Erosion and Anti-Abuse Tax ("BEAT"), which, if applicable could have a material impact on income tax expense and taxes payable for the HSBC North America consolidated tax group, of which we are a member. In December 2019, the Internal Revenue Service and the Treasury Department issued final regulations (the "Final Regulations") related to the BEAT, which provide guidance and clarify some of the key aspects of this tax which were not addressed in the Tax Legislation. Based on the Tax Legislation and the Final Regulations, we currently do not anticipate a material impact on HUSI’s financial position or results of operations from the BEAT and have not recorded a liability for the BEAT as of December 31, 2019.

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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2018 Form 10-K. We are currently reviewing the financial information used to manage our business, including the scope and content of the financial data being reported to our management and our Board of Directors within the Corporate Center, any changes to which would impact our other business segments. In February 2020 as part of a business update, we also announced certain changes involving our global businesses including RBWM and PB. To the extent we make changes to the financial information being reported to our management and our Board of Directors in the future, we will evaluate any impact such changes may have on our segment reporting.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 24, "Business Segments," in the accompanying consolidated financial statements.
2018 compared with 2017 See "Segment Results - Group Reporting Basis" in our 2018 Form 10-K for a discussion of our segment results for 2018 compared with 2017. See below for a discussion of our segment results for 2019 compared with 2018.

HSBC USA Inc.

Retail Banking and Wealth Management  The following table summarizes the Group Reporting Basis results for our RBWM segment:

Year Ended December 31,	2019	2018	2017
	(dollars are in millions)
Net interest income	$843	$889	$886
Other operating income	225	297	526
Total operating income(1)	1,068	1,186	1,412
Expected credit losses / loan impairment charges	114	38	25
Net operating income	954	1,148	1,387
Operating expenses	1,419	1,286	1,185
Profit (loss) before tax	$(465)	$(138)	$202

(1)	The following table summarizes the impact of key activities on the total operating income of our RBWM segment:

Year Ended December 31,	2019	2018	2017
	(dollars are in millions)
Current accounts, savings and deposits	$663	$696	$635
Mortgages, credit cards and other personal lending	240	227	275
Wealth and asset management products	96	108	173
Retail business banking and other(2)(3)	69	155	329
Total operating income	$1,068	$1,186	$1,412

(2)	Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates.

(3)
During 2017, retail business banking and other reflects a gain of approximately $312 million on the sale of Visa Class B Shares and a loss of $73 million on the sale of certain partially charged-off residential mortgages.

Our RBWM segment reported a higher loss before tax during 2019 due to higher operating expenses driven by a goodwill impairment charge of $209 million recorded during the third quarter of 2019, representing a portion of the goodwill previously allocated to this segment, as well as higher expected credit losses, lower other operating income and lower net interest income. See Note 9, "Goodwill," in the accompanying consolidated financial statements for additional discussion regarding the factors which led to the impairment.
Net interest income decreased during 2019 due primarily to lower deposit spreads and, to a lesser extent, lower spreads on residential mortgages, partially offset by higher net interest income from credit cards driven by higher loan balances.
Other operating income decreased during 2019 due primarily to higher losses on the swap agreements entered into in conjunction with the sales of Visa Class B Shares. In 2019, we recorded a loss of $52 million (of which $48 million was recorded during the fourth quarter) related to an increase in the expected timing of the final resolution of the related litigation and, to a lesser extent, changes in the Visa Class B Share conversion rate. In 2018, we recorded a loss of $7 million related to a change in the Visa Class B Share conversion rate. Also contributing to the decrease was lower cost reimbursements associated with shared service activities performed on behalf of other HSBC affiliates, including the non-recurrence of approximately $10 million of cost reimbursements recorded in 2018 associated with enhancing the HSBC Group's digital banking platform.
Expected credit losses were higher during 2019 due primarily to higher expected credit losses in credit cards reflecting growth in balances due to increased customer activity and new product promotions, including higher delinquency, as well as higher expected credit losses in residential mortgages as the positive impacts of improvements in economic and credit conditions were more pronounced in 2018.
Excluding the goodwill impairment as discussed above, operating expenses decreased during 2019 driven by lower foreclosure related expenses, lower deposit insurance assessment fees due primarily to removal of the temporary surcharge in December 2018 and a lower assessment rate as well as lower cost allocations from our risk and compliance support service functions. These decreases were partially offset by higher legal expense and higher marketing expense.

HSBC USA Inc.

Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

Year Ended December 31,	2019	2018	2017
	(dollars are in millions)
Net interest income	$815	$797	$739
Other operating income	226	226	216
Total operating income(1)	1,041	1,023	955
Expected credit losses / loan impairment charges	55	(43)	(52)
Net operating income	986	1,066	1,007
Operating expenses	576	589	558
Profit before tax	$410	$477	$449

(1)	The following table summarizes the impact of key activities on the total operating income of our CMB segment:

Year Ended December 31,	2019	2018	2017
	(dollars are in millions)
Lending and Transaction Management	$457	$443	$441
Global Liquidity and Cash Management, current accounts and savings deposits	458	462	414
Global Trade and Receivables Finance	53	48	52
Investment banking products and other	73	70	48
Total operating income	$1,041	$1,023	$955
Our CMB segment reported a lower profit before tax during 2019 due to higher expected credit losses, partially offset by higher net interest income and lower operating expenses.
Net interest income increased during 2019 due to the favorable impact of higher loan balances as we continued to apply a disciplined lending approach to grow the business.
Other operating income was flat during 2019 as a loss on extinguishment of long-term debt in 2019 was offset by higher fees from credit cards and account services.
Expected credit losses were higher during 2019 due to higher loss estimates for downgrades reflecting weakness in the financial condition of certain clients exposed to the energy and retail sectors as well as loan growth, partially offset by releases in credit reserves due to paydowns and improvements in credit conditions associated with certain clients. In 2018, releases in credit reserves were driven by paydowns, sales and maturities as well as improvements in credit conditions associated with certain clients in the energy sector at that time.
Operating expenses decreased during 2019 due to lower deposit insurance assessment fees due primarily to removal of the temporary surcharge in December 2018 and a lower assessment rate as well as lower cost allocations from our risk and compliance support service functions. These decreases were partially offset by higher staff costs and increased costs associated with our business systems.
Global Banking and Markets  The following table summarizes the Group Reporting Basis results for our GB&M segment:

Year Ended December 31,	2019	2018	2017
	(dollars are in millions)
Net interest income	$458	$610	$585
Other operating income	840	751	617
Total operating income(1)	1,298	1,361	1,202
Expected credit losses / loan impairment charges	1	(194)	(94)
Net operating income	1,297	1,555	1,296
Operating expenses	825	834	881
Profit before tax	$472	$721	$415

HSBC USA Inc.

(1)
The following table summarizes the impact of key activities on the total operating income of our GB&M segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

Year Ended December 31,	2019	2018	2017
	(dollars are in millions)
Credit	$27	$43	$16
Rates	108	46	82
Foreign Exchange and Metals	231	298	254
Equities	32	38	39
Total Global Markets	398	425	391
Global Banking	336	420	322
Global Liquidity and Cash Management	483	504	501
Securities Services	62	56	55
Global Trade and Receivables Finance	58	59	53
Credit and funding valuation adjustments	24	(43)	(99)
Other(2)	(63)	(60)	(21)
Total operating income	$1,298	$1,361	$1,202

(2)	Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and certain corporate funding charges not assigned to products.
Our GB&M segment reported a lower profit before tax during 2019 due to higher expected credit losses and lower net interest income, partially offset by higher other operating income.
Credit revenue decreased during 2019 due to lower revenue from structuring and collateralized financing related activity.
Rates revenue increased during 2019 due to higher revenue from emerging markets rate products and interest rate swaps.
Foreign Exchange and Metals revenue decreased during 2019 due primarily to a decline in trading activity in Metals and a lower redeployment of liquidity to Metals.
Equities revenue decreased during 2019 due to lower client activity in structured equity derivatives, partially offset by increased activity in prime brokerage.
Global Banking revenue decreased during 2019 due to lower fees from loan syndication, loan commitments and other lending fees as well as lower net interest income from spread compression and higher losses associated with credit default swap protection which largely reflects the hedging of a single client exposure.
Global Liquidity and Cash Management revenue decreased during 2019 due to lower net interest income from spread compression.
Securities Services revenue was higher during 2019 due to higher revenue from additional direct custody and clearing client activity.
Global Trade and Receivables Finance revenue was relatively flat during 2019.
Credit and funding valuation adjustments improved in 2019 attributable primarily to favorable credit valuation adjustments on derivative assets driven by a decline in expected exposure.
Other revenue decreased during 2019 due to a loss on extinguishment of long-term debt in 2019, partially offset by higher cost reimbursements.
Expected credit losses reflected higher releases in credit reserves in 2018 due to improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as well as improvements in credit conditions associated with certain client clients at that time, including the upgrade of a single oil and gas industry client. In 2019, releases in credit reserves due to paydowns and improvements in credit conditions associated with certain clients were offset by higher loss estimates for downgrades reflecting weakness in the financial condition of certain client relationships.
Operating expenses were lower during 2019 due to lower deposit insurance assessment fees due primarily to removal of the temporary surcharge in December 2018 and a lower assessment rate, partially offset by higher expense related to legal matters.

HSBC USA Inc.

Private Banking  The following table summarizes the Group Reporting Basis results for our PB segment:

Year Ended December 31,	2019	2018	2017
	(dollars are in millions)
Net interest income	$136	$172	$217
Other operating income	68	73	94
Total operating income	204	245	311
Expected credit losses / loan impairment charges	1	(4)	2
Net operating income	203	249	309
Operating expenses	212	236	244
Profit (loss) before tax	$(9)	$13	$65
In August 2017, our PB business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS for a period of two years, which concluded during the third quarter of 2019. Under the terms of the agreement, we facilitated the referral of these client relationships to UBS for a fee, including the transfer of client assets, consisting of client investments and deposits, as well as the transfer of the relationship managers and client service employees that supported these clients. Loans associated with these client relationships were not included in the agreement. Total operating income associated with these client relationships was approximately $1 million, $14 million and $51 million during 2019, 2018 and 2017, respectively.
The following table provides information regarding PB client assets during 2019 and 2018:

Year Ended December 31,	2019	2018
	(in millions)
Client assets at beginning of period	$36,017	$39,089
Net new money (outflows)	145	(500)
Client transfers to UBS	(26)	(1,494)
Value change	3,159	(1,078)
Client assets at end of period	$39,295	$36,017
Our PB segment reported a loss before tax during 2019 compared with a profit before tax during 2018 due to lower net interest income, lower other operating income and higher expected credit losses, partially offset by lower operating expenses.
Net interest income decreased during 2019 due primarily to the impact of lower deposit balances reflecting the impact of the client referral agreement with UBS as well as withdrawals from a few large clients as well as spread compression.
Other operating income decreased in 2019 driven by a decline in investment management fees reflecting lower average assets under management as well as a loss on extinguishment of long-term debt in 2019. These decreases were partially offset by the non-recurrence of a $3 million loss recorded in 2018 as a result of a decline in the estimated fair value of the contingent consideration receivable associated with the sale discussed above.
Expected credit losses were higher during 2019 due to higher loss estimates in the mortgage portfolio.
Operating expenses decreased during 2019 due to lower deposit insurance assessment fees due primarily to removal of the temporary surcharge in December 2018 and a lower assessment rate as well as lower staff costs and lower cost allocations from our risk and compliance support service functions.

HSBC USA Inc.

Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

Year Ended December 31,	2019	2018	2017
	(dollars are in millions)
Net interest income	$51	$91	$(40)
Other operating income	178	257	274
Total operating income(1)	229	348	234
Expected credit losses / loan impairment charges	—	4	—
Net operating income	229	344	234
Operating expenses	281	688	465
Loss before tax	$(52)	$(344)	$(231)

(1)	The following table summarizes the impact of key activities on the total operating income of our CC segment:

Year Ended December 31,	2019	2018	2017
	(dollars are in millions)
Balance Sheet Management(2)	$226	$266	$245
Legacy structured credit products	(31)	14	40
Legacy residential mortgage activities(3)	—	—	(15)
Other	34	68	(36)
Total operating income	$229	$348	$234

(2)	Balance Sheet Management includes gains on the sale of securities of $88 million in 2019 compared with $24 million and $48 million in 2018 and 2017, respectively.

(3)
Reflected fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance prior to the completion of its receivable sales program and revenue associated with certain residential mortgage loans that we previously purchased from HSBC Finance and sold during 2017.

Our CC segment reported a lower loss before tax during 2019 due to lower operating expenses driven by expense of $494 million recorded in 2018 related to the settlement of a mortgage securitization legal matter, partially offset by lower other operating income and lower net interest income.
Net interest income was lower during 2019 due to lower net interest income in Balance Sheet Management driven by lower yields. This decrease was partially offset by improved net interest income from legacy structured credit products and the impact of the liquidity framework we adopted in preparation for the planned implementation of the Net Stable Funding Ratio ("NSFR") which provided a temporary cap on the net liquidity charge to GB&M until 2020. Lower liquidity charges in GB&M resulted in lower excess liquidity charges being retained in the CC compared with 2018. See "Risk Management" in this MD&A for additional discussion of the NSFR.
Other operating income decreased during 2019 due primarily to unfavorable movements related to the economic hedging of interest rate risk within our own debt, lower revenue from legacy structured credit products, including a loss of approximately $39 million recorded in 2019 related to the unwind of one of our unconsolidated VIEs, and a loss of $14 million recorded in 2019 on the extinguishment of certain repurchase agreements. These decreases were partially offset by higher gains on asset sales in Balance Sheet Management.
Expected credit losses decreased during 2019 due to higher loss estimates on certain financial assets in 2018.
Operating expenses were lower during 2019 due primarily to lower expense related to legal matters driven by expense recorded in 2018 related to the settlement of a mortgage securitization legal matter as discussed above. These decreases were partially offset by higher lease impairment related costs, including charges related to the exit of certain branches and allocated charges from HTSU, as well as higher allocated severance costs.
Reconciliation of Segment Results  As previously discussed, segment results are reported on a Group Reporting Basis. See Note 24, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our Group Reporting Basis segment results to U.S. GAAP consolidated totals.

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
The following table sets forth the allowance for credit losses for the periods indicated:

At December 31,	2019	2018	2017	2016	2015
	(dollars are in millions)
Allowance for credit losses	$637	$541	$681	$1,017	$912
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.11%	.97%	1.31%	1.83%	1.35%
Affiliates	—	—	—	—	—
Total commercial	1.05	.93	1.15	1.72	1.25
Consumer:
Residential mortgages	.07	.07	.14	.15	.38
Home equity mortgages	.70	.71	.92	1.42	1.50
Credit cards	7.47	5.69	4.44	4.94	4.58
Other consumer	2.47	1.98	1.46	1.83	2.21
Total consumer	.64	.42	.37	.44	.65
Total loans	.93	.78	.94%	1.38%	1.10%
Net charge-offs:(2)
Commercial(3)	1,127%	1,117%	405%	463%	1,217%
Consumer	241	319	348	132	205
Total net charge-offs	643	807%	398%	381%	707%
Nonperforming loans:(1)(4)
Commercial	213%	318%	99%	118%	293%
Consumer	29	20	15	17	15
Total nonperforming loans	92	97%	61%	77%	78%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios reflect full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for 2019, 2018, 2017, 2016 and 2015 was 135 months, 134 months, 49 months, 56 months and 146 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at year end divided by average monthly commercial net charge-offs during the year.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

HSBC USA Inc.

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Year Ended December 31, 2019:
Allowance for credit losses – beginning of period	$116	$219	$108	$15	$13	$7	$58	$5	$541
Provision charged (credited) to income	37	62	1	(6)	(3)	(2)	101	5	195
Charge-offs	—	(45)	(3)	—	(8)	(4)	(60)	(5)	(125)
Recoveries	—	3	—	—	10	5	6	2	26
Net (charge-offs) recoveries	—	(42)	(3)	—	2	1	(54)	(3)	(99)
Allowance for credit losses – end of period	$153	$239	$106	$9	$12	$6	$105	$7	$637

Year Ended December 31, 2018:
Allowance for credit losses – beginning of period	$82	$244	$264	$18	$25	$11	$32	$5	$681
Provision charged (credited) to income	34	(31)	(109)	(3)	(18)	(3)	55	2	(73)
Charge-offs	—	(41)	(48)	—	(7)	(7)	(35)	(4)	(142)
Recoveries	—	47	1	—	13	6	6	2	75
Net (charge-offs) recoveries	—	6	(47)	—	6	(1)	(29)	(2)	(67)
Allowance for credit losses – end of period	$116	$219	$108	$15	$13	$7	$58	$5	$541
Year Ended December 31, 2017:
Allowance for credit losses – beginning of period	$92	$317	$508	$13	$26	$20	$34	$7	$1,017
Provision charged (credited) to income	(3)	(59)	(116)	6	(7)	(8)	22	—	(165)
Charge-offs	(7)	(37)	(141)	(1)	(4)	(6)	(30)	(4)	(230)
Recoveries	—	23	13	—	10	5	6	2	59
Net (charge-offs) recoveries	(7)	(14)	(128)	(1)	6	(1)	(24)	(2)	(171)
Allowance for credit losses – end of period	$82	$244	$264	$18	$25	$11	$32	$5	$681
Year Ended December 31, 2016:
Allowance for credit losses – beginning of period	$86	$407	$267	$19	$68	$24	$32	$9	$912
Provision charged (credited) to income(1)	—	10	348	(6)	(9)	(1)	26	4	372
Charge-offs(1)(2)	(1)	(110)	(107)	—	(45)	(8)	(30)	(8)	(309)
Recoveries	7	10	—	—	12	5	6	2	42
Net (charge-offs) recoveries	6	(100)	(107)	—	(33)	(3)	(24)	(6)	(267)
Allowance for credit losses – end of period	$92	$317	$508	$13	$26	$20	$34	$7	$1,017
Year Ended December 31, 2015:
Allowance for credit losses – beginning of period	$89	$251	$131	$21	$107	$32	$39	$10	$680
Provision charged (credited) to income	2	215	136	(2)	(15)	(4)	20	9	361
Charge-offs	(10)	(69)	—	(1)	(35)	(8)	(32)	(12)	(167)
Recoveries	5	10	—	1	11	4	5	2	38
Net (charge-offs) recoveries	(5)	(59)	—	—	(24)	(4)	(27)	(10)	(129)
Allowance for credit losses – end of period	$86	$407	$267	$19	$68	$24	$32	$9	$912

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

The allowance for credit losses at December 31, 2019 increased $96 million or 18 percent as compared with December 31, 2018 due to higher loss estimates in both our commercial and consumer loan portfolios. Our commercial allowance for credit losses at

HSBC USA Inc.

December 31, 2019 increased $49 million or 11 percent as compared with December 31, 2018 due primarily to downgrades reflecting weakness in the financial condition of certain clients exposed to the energy and retail sectors, partially offset by releases in credit reserves due to paydowns and improvements in credit conditions associated with certain clients as well as charge-offs and a release in credit reserves for risk factors associated with fraud. Our consumer allowance for credit losses at December 31, 2019 increased $47 million or 57 percent as compared with December 31, 2018 due primarily to a higher allowance for credit losses in credit cards reflecting growth in balances due to increased customer activity and new product promotions, including higher dollars of delinquency and higher delinquency roll rates.
The allowance for credit losses at December 31, 2018 decreased $140 million or 21 percent as compared with December 31, 2017 due to lower loss estimates in our commercial loan portfolio, partially offset by higher loss estimates in our consumer loan portfolio. Our commercial allowance for credit losses decreased $150 million or 25 percent as compared with December 31, 2017 reflecting improvements in the credit quality of our portfolio driven by paydowns, sales and maturities as well as improvements in credit conditions associated with certain clients. These decreases were partially offset by a higher provision for risk factors associated with geopolitical risks and market volatility inherent in certain segments of the portfolio and higher provisions for downgrades reflecting weakness in the financial condition of certain client relationships. Our consumer allowance for credit losses increased $10 million or 14 percent as compared with December 31, 2017 due to a higher allowance for credit losses in credit cards reflecting growth in customer activity driven by new product promotions along with an associated increase in dollars of delinquency, partially offset by a lower allowance for credit losses in residential mortgages and home equity mortgages due to improvements in economic and credit conditions, including lower dollars of delinquency.
The allowance for credit losses at December 31, 2017 decreased $336 million or 33 percent as compared with December 31, 2016 due primarily to lower loss estimates in our commercial loan portfolio and, to a lesser extent, lower loss estimates in our consumer loan portfolio. Our commercial allowance for credit losses decreased $322 million or 35 percent as compared with December 31, 2016 largely due to improvements in the credit quality of our portfolio driven by managed reductions in certain exposures, releases of reserves due to paydowns and maturities exceeding new loan originations as we continued to focus efforts on improving returns, improvements in credit conditions associated with certain client relationships and the partial charge-off of a single mining client relationship. Our consumer allowance for credit losses decreased $14 million or 16 percent as compared with December 31, 2016 due to improvements in economic and credit conditions, the origination of higher quality Premier mortgages and lower loss estimates in our home equity mortgage portfolio reflecting lower outstanding balances. These decreases were partially offset by the impact of a slight increase in delinquency levels.
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
The allowance for credit losses as a percentage of total loans held for investment at December 31, 2019, 2018, 2017 and 2016 increased or decreased compared with their respective prior year periods for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs at December 31, 2019 decreased as compared with December 31, 2018 as an increase in dollars of net charge-offs driven by higher charge-offs in our consumer loan portfolio, primarily credit cards, outpaced the increase in our allowance for credit losses for the reasons discussed above. In 2018, the allowance for credit losses as a percentage of net charge-offs increased as a decrease in dollars of net charge-offs driven by lower charge-offs in our commercial loan portfolio associated with a single mining client relationship and loan sales outpaced the decrease in our overall allowance for credit losses for the reasons discussed above. In 2017, the allowance for credit losses as a percentage of net charge-offs was relatively flat as lower dollars of net charge-offs in both our commercial and consumer loan portfolios was largely offset by a decrease in our overall allowance for credit losses for the reasons discussed above. In 2016, the allowance for credit losses as a percentage of net charge-offs decreased as the increase in dollars of net charge-offs largely driven by higher charge-offs associated with oil and gas industry loan exposures in our commercial loan portfolio, including a large impaired oil and gas industry loan that was sold, outpaced the increase in our overall allowance for credit losses for the reasons discussed above.
The allowance for credit losses as a percentage of nonperforming loans held for investment at December 31, 2019 was relatively flat as compared with December 31, 2018 as an increase in nonperforming loans driven by higher nonperforming loans in both our commercial and consumer loan portfolios was offset by the increase in our allowance for credit losses for the reasons discussed

HSBC USA Inc.

above. In 2018, the allowance for credit losses as a percentage of nonperforming loans held for investment increased driven by a decrease in nonperforming loans due primarily to managed reductions in certain exposures in our commercial loan portfolio which was partially offset by a decrease in our overall allowance for credit losses for the reasons discussed above. In 2017, the allowance for credit losses as a percentage of nonperforming loans held for investment decreased as the decrease in our overall allowance for credit losses for the reasons discussed above outpaced the decreases in nonperforming loans driven by our commercial loan portfolio. In 2016, the allowance for credit losses as a percentage of nonperforming loans held for investment was relatively flat as the increase in nonperforming loans driven by higher nonperforming loans in our commercial loan portfolio was largely offset by the increase in our overall allowance for credit losses for the reasons discussed above.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At December 31,	2019		2018		2017		2016		2015
	(dollars are in millions)
Commercial(1)	$507	70.3%	$458	71.5%	$608	73.1%	$930	73.4%	$779	75.3%
Consumer:
Residential mortgages	12	26.0	13	25.2	25	23.8	26	23.3	68	21.5
Home equity mortgages	6	1.2	7	1.4	11	1.6	20	1.9	24	1.9
Credit cards	105	2.0	58	1.5	32	1.0	34.9		32.8
Other consumer	7.5		5.4		5.5		7.5		9.5
Total consumer	130	29.7	83	28.5	73	26.9	87	26.6	133	24.7
Total	$637	100.0%	$541	100.0%	$681	100.0%	$1,017	100.0%	$912	100.0%

(1)	See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
Reserves for Off-Balance Sheet Credit Risk  We also maintain separate reserves for credit risk associated with certain commercial off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. The following table summarizes these reserves, which are included in other liabilities on the consolidated balance sheet. The related provision is recorded as a component of other expense within operating expenses.

At December 31,	2019	2018	2017	2016	2015
	(in millions)
Off-balance sheet credit risk reserves	$104	$96	$106	$134	$99
Off-balance sheet reserves increased in 2019 reflecting higher outstanding exposure and downgrades reflecting weakness in the financial condition of certain client relationships. In 2018 and 2017, off-balance sheet reserves decreased reflecting managed reductions in certain exposures and improvements in credit conditions associated with certain client relationships. In 2016, off-balance sheet reserves increased reflecting the impact of downgrades in oil and gas industry and other industry loan exposures. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans ("delinquency ratio"):

	2019				2018
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Delinquent loans:
Commercial	$41	$77	$22	$37	$60	$99	$16	$19
Consumer:
Residential mortgages(1)(2)	350	332	319	356	347	329	356	381
Home equity mortgages(1)(2)	25	26	27	29	30	31	32	37
Credit cards	34	26	25	22	20	18	15	13
Other consumer	7	7	6	7	8	7	8	9
Total consumer	416	391	377	414	405	385	411	440
Total	$457	$468	$399	$451	$465	$484	$427	$459
Delinquency ratio:
Commercial	.08%	.15%	.04%	.07%	.12%	.21%	.03%	.04%
Consumer:
Residential mortgages(1)(2)	1.96	1.88	1.83	2.05	1.99	1.89	2.05	2.20
Home equity mortgages(1)(2)	2.93	2.95	2.96	3.08	3.05	3.02	2.95	3.25
Credit cards	2.42	1.99	2.21	2.12	1.96	1.98	1.78	1.69
Other consumer	2.47	2.72	2.21	2.52	2.62	2.20	2.23	2.13
Total consumer	2.04	1.95	1.91	2.11	2.05	1.96	2.09	2.24
Total	.66%	.65%	.55%	.63%	.67%	.72%	.64%	.68%

(1)
At December 31, 2019 and 2018, consumer mortgage loan delinquency includes $256 million and $254 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	2019				2018
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$32	$39	$14	$34	$9	$9	$12	$11
ARM loans	142	130	121	129	114	112	133	145
Delinquency ratio:
Interest-only loans	.95%	1.19%	.43%	1.03%	.28%	.28%	.37%	.33%
ARM loans	1.14	1.05	.99	1.06	.94	.94	1.11	1.20
Our two-months-and-over contractual delinquency ratio was relatively flat compared with both September 30, 2019 and December 31, 2018 as lower dollars of delinquency in our commercial loan portfolio was offset by higher dollars of delinquency in our consumer loan portfolio and, as compared with September 30, 2019, lower outstanding loan balances driven by a decrease in the commercial loan portfolio.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 7 basis points compared with September 30, 2019 driven largely by the collection of a global banking loan which became 60 days delinquent in the third quarter, partially offset by lower outstanding loan balances. Compared with December 31, 2018, our commercial loan two-months-and-over contractual delinquency ratio decreased 4 basis points due to improved collections.
Our consumer loan two-months-and-over contractual delinquency ratio increased 9 basis points compared with September 30, 2019 due to higher dollars of delinquency in residential mortgages and credit cards reflecting seasonality and growth in balances in credit cards due to increased customer activity and new product promotions. Compared with December 31, 2018, our consumer loan two-months-and-over contractual delinquency ratio was relatively flat as higher dollars of credit card delinquency reflecting growth in balances due to increased customer activity and new product promotions and slightly higher dollars of residential

HSBC USA Inc.

mortgage delinquency was more than offset by higher outstanding loan balances and lower home equity mortgage delinquency due to improved collections.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	2019					2018
		Quarter Ended				Full Year	Quarter Ended				2017 Full Year
	Full Year	Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Real estate, including construction	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7
Business and corporate banking	42	23	16	1	2	(6)	6	1	(16)	3	14
Global banking	3	—	—	3	—	47	—	11	32	4	128
Other commercial	—	—	—	—	—	—	—	—	—	—	1
Total commercial	45	23	16	4	2	41	6	12	16	7	150
Consumer:
Residential mortgages	(2)	(3)	(1)	—	2	(6)	1	(3)	(1)	(3)	(6)
Home equity mortgages	(1)	(1)	—	—	—	1	—	—	1	—	1
Credit cards	54	16	16	11	11	29	9	8	6	6	24
Other consumer	3	1	—	1	1	2	1	(1)	1	1	2
Total consumer	54	13	15	12	14	26	11	4	7	4	21
Total	$99	$36	$31	$16	$16	$67	$17	$16	$23	$11	$171
Net Charge-off Ratio:
Commercial:
Real estate, including construction	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	.07%
Business and corporate banking	.30	.63	.44	.03	.06	(.05)	.18	.03	(.51)	.10	.11
Global banking	.01	—	—	.06	—	.24	—	.24	.65	.08	.59
Other commercial	—	—	—	—	—	—	—	—	—	—	.02
Total commercial	.09	.18	.12	.03	.02	.09	.05	.10	.13	.06	.30
Consumer:
Residential mortgages	(.01)	(.07)	(.02)	—	.05	(.03)	.02	(.07)	(.02)	(.07)	(.03)
Home equity mortgages	(.11)	(.46)	—	—	—	.09	—	—	.36	—	.08
Credit cards	4.61	4.63	5.18	4.06	4.41	3.43	3.76	3.66	2.97	3.26	3.65
Other consumer	1.22	1.61	—	1.53	1.78	.65	1.63	(1.35)	1.18	1.13	.52
Total consumer	.27	.26	.30	.24	.29	.13	.22	.08	.14	.08	.11
Total	.14%	.20%	.17%	.09%	.09%	.10%	.10%	.10%	.14%	.07%	.25%
Our net charge-off ratio as a percentage of average loans increased 4 basis points for the full year of 2019 compared with the full year of 2018 due primarily to higher levels of net charge-offs in our consumer loan portfolio driven by higher charge-offs in credit cards reflecting growth in balances due to increased customer activity and new product promotions.
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

HSBC USA Inc.

Nonperforming Loans  Nonperforming loans consisted of the following:

At December 31,	2019	2018	2017
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$6	$7	$12
Business and corporate banking	82	70	215
Global banking	149	65	385
Other commercial	—	1	1
Total commercial	237	143	613
Consumer:
Residential mortgages(1)(2)(3)	381	341	414
Home equity mortgages(1)(2)	46	55	67
Total consumer	427	396	481
Total nonaccruing loans	664	539	1,094
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	1
Total commercial	1	1	1
Consumer:
Credit cards	24	14	9
Other consumer	5	6	8
Total consumer	29	20	17
Total accruing loans contractually past due 90 days or more	30	21	18
Total nonperforming loans	$694	$560	$1,112
Other real estate owned(4)	$10	$12	$11

(1)
At December 31, 2019, 2018 and 2017, nonaccrual consumer mortgage loans include $289 million, $289 million and $360 million respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes $1 million or less of commercial other real estate owned at December 31, 2019, 2018 and 2017, respectively.
Nonaccrual loans at December 31, 2019 increased compared with December 31, 2018 due primarily to higher levels of nonaccrual loans in our commercial loan portfolio driven by downgrades, partially offset by paydowns and charge-offs. Nonaccrual loans in our consumer loan portfolio also increased compared with December 31, 2018 largely due to some Private Banking residential mortgage customers which became 90 days past due. Accruing loans past due 90 days or more increased compared with December 31, 2018 due to an increase in credit cards reflecting growth in balances due to increased customer activity and new product promotions.
Nonaccrual loans at December 31, 2018 decreased as compared with December 31, 2017 due primarily to lower levels of nonaccrual loans in our commercial loan portfolio driven by managed reductions in certain exposures, including the sale of a single mining client relationship. Nonaccrual loans in our consumer loan portfolio were also lower primarily reflecting improvements in economic and credit conditions. Accruing loans past due 90 days or more increased as compared with December 31, 2017 driven by higher accruing loans past due 90 days or more in credit cards reflecting growth in customer activity driven by new product promotions.
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

HSBC USA Inc.

include loans in nonaccrual status, loans that have been assigned a specific allowance for credit losses, loans that have been partially charged off and TDR Loans. The following table summarizes impaired commercial loan statistics:

At December 31,	2019	2018	2017
	(in millions)
Impaired commercial loans:
Balance at end of period	$268	$235	$698
Amount with impairment reserve	91	61	383
Impairment reserve	38	19	127
Commercial impaired loans increased in 2019 driven by increased nonaccrual loans for the reasons discussed above, partially offset by the paydown of a large accruing TDR Loan. In 2018, commercial impaired loans decreased largely due to lower nonaccrual loans, including TDR Loans, for the reasons discussed above.
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

The following table summarizes criticized commercial loans:

At December 31,	2019	2018	2017
	(in millions)
Special mention	$1,178	$907	$1,407
Substandard	785	685	2,248
Doubtful	38	19	127
Total	$2,001	$1,611	$3,782
Criticized loans increased in 2019 due to downgrades, partially offset by paydowns and improvements in credit conditions associated with certain client relationships. In 2018, criticized loans decreased due to the upgrade of a large oil and gas client relationship as well as managed reductions in certain exposures, paydowns and improvements in credit conditions associated with certain client relationships.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios at December 31, 2019 and 2018. Each category is not mutually exclusive and loans may appear in more than one category below.

At December 31,	2019	2018
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,362	$3,208
ARM loans(1)	12,487	12,096

(1)	During 2020 and 2021, approximately $556 million and $1,008 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $77 million and $65 million at December 31, 2019 and 2018, respectively.

At December 31,	2019	2018
	(in millions)
Closed end:
First lien	$17,801	$17,383
Second lien	35	40
Revolving(1)	818	942
Total	$18,654	$18,365

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at December 31, 2019 and 2018 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
December 31, 2019
New York State	29.9%	31.1%
California	21.6	44.6
North Central United States	3.5	1.8
North Eastern United States, excluding New York State	7.4	7.7
Southern United States	32.2	10.0
Western United States, excluding California	5.4	4.8
Total	100.0%	100.0%
December 31, 2018
New York State	32.1%	31.8%
California	21.5	43.5
North Central United States	3.0	2.0
North Eastern United States, excluding New York State	6.4	7.8
Southern United States	28.9	10.4
Western United States, excluding California	8.1	4.5
Total	100.0%	100.0%

HSBC USA Inc.

Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below:

	2019		2018
At December 31,	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$9,247	$12,562	$9,110	$13,260
Real estate	9,200	3,115	9,084	3,523
Consumer services	4,601	3,347	4,283	3,433
Energy	2,560	6,337	2,319	7,384
Retailing	2,413	4,143	2,880	5,507
Chemicals	2,197	3,879	1,953	3,960
Capital goods	2,189	9,579	2,170	6,002
Commercial and professional services	2,101	5,072	1,991	4,046
Consumer durables and apparel	1,649	3,367	1,916	3,816
Technology hardware and equipment	1,531	6,520	1,618	6,824
Semiconductors and semiconductor equipment	991	1,506	1,407	1,518
Software and services	910	1,861	832	1,499
Health care equipment and services	898	1,780	954	1,669
Food and staples retailing	654	2,322	501	1,857
Utilities	607	812	396	1,267
Food, beverage and tobacco	565	2,884	732	2,985
Metals and mining	517	1,185	484	1,402
Automobiles and components	454	1,183	458	1,126
Transportation	447	935	524	1,057
Construction materials	442	1,070	446	1,252
Total commercial credit exposure in top 20 industries(1)	44,173	73,459	44,058	73,387
All other industries	1,695	13,430	3,010	13,870
Total commercial credit exposure(2)	$45,868	$86,889	$47,068	$87,257

(1)	Based in utilization at December 31, 2019.

(2)	Excludes commercial credit exposures with affiliates.

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

	Banks and Other Financial Institutions	Public Sector, Commercial and Industrial	Total
	(in millions)
December 31, 2019:
Japan	$17	$7,100	$7,117
Brazil	175	5,575	5,750
United Kingdom	821	815	1,636
Cayman Islands	1,412	224	1,636
Total	$2,425	$13,714	$16,139
December 31, 2018:
Japan	$32	$6,986	$7,018
Brazil	402	2,932	3,334
United Kingdom	1,696	1,594	3,290
Cayman Islands	2,268	183	2,451
Canada	841	1,146	1,987
Total	$5,239	$12,841	$18,080
December 31, 2017:
Brazil	$788	$3,035	$3,823
Japan	12	3,697	3,709
United Kingdom	2,090	401	2,491
Canada	445	1,053	1,498
Total	$3,335	$8,186	$11,521

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

At December 31,	2019	2018
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$33,076	$30,643
Less: collateral held against exposure	7,704	5,251
Net credit risk exposure	$25,372	$25,392
The table below summarizes the risk profile of the counterparties to derivative contracts with credit risk exposure, net of cash and other highly liquid collateral. The ratings presented in the table below are equivalent ratings based on our internal credit rating system.

	Percent of Current Credit Risk Exposure, Net of Collateral
Rating equivalent at December 31,	2019	2018
AAA to AA–	46%	46%
A+ to A–	41	44
BBB+ to BBB–	11	8
BB+ to B–	2	2
CCC+ and below	—	—
Total	100%	100%

HSBC USA Inc.

Liquidity and Capital Resources

Effective liquidity management is defined as ensuring we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity and funding risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk.
Interest Bearing Deposits with Banks totaled $2,038 million and $15,700 million at December 31, 2019 and 2018, respectively, of which $1,801 million and $14,376 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $17,838 million and $10,168 million at December 31, 2019 and 2018, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $23,488 million and $17,041 million at December 31, 2019 and 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $48,956 million and $46,049 million at December 31, 2019 and 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $3,659 million and $4,180 million at December 31, 2019 and 2018, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $119,693 million and $110,955 million at December 31, 2019 and 2018, respectively, which included $95,253 million and $91,909 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $26,697 million at December 31, 2019 from $30,628 million at December 31, 2018. The following table summarizes issuances and retirements of long-term debt during 2019 and 2018:

Year Ended December 31,	2019	2018
	(in millions)
Long-term debt issued	$4,686	$11,923
Long-term debt repaid	(10,666)	(14,704)
Net long-term debt repaid	$(5,980)	$(2,781)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during 2019.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. During the first quarter of 2019, due to an anticipated decrease in utilization of the shelf registration statement, the Board of Directors approved a reduction in the amount we are authorized to issue from $36,000 million at December 31, 2018 to $30,000 million, of which $16,705 million was available at December 31, 2019. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $13,293 million was available at December 31, 2019. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At December 31, 2019, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $13,701 million.

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
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of December 31, 2019 and 2018:

	2019	2018
Common equity Tier 1 capital to risk-weighted assets	13.1%	13.6%
Tier 1 capital to risk-weighted assets	14.1	14.6
Total capital to risk-weighted assets	16.3	17.2
Tier 1 leverage ratio(1)	9.9	11.0
Supplementary leverage ratio(2)	6.9	7.6

(1)	Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

(2)	Total leverage exposure, the SLR denominator, includes adjusted quarterly average assets plus certain off-balance sheet exposures.
We manage capital in accordance with HSBC Group policy. The HSBC North America Internal Capital Adequacy Assessment Process ("ICAAP") works in conjunction with the HSBC Group's ICAAP. The HSBC North America ICAAP applies to HSBC Bank USA and evaluates regulatory capital adequacy and capital adequacy under various stress scenarios. Our approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient, as a wholly-owned subsidiary of HSBC, we would seek support from our ultimate parent. Regulatory capital requirements are based on the amount of capital required to be held, plus applicable capital buffers, as defined by regulations, and the amount of risk-weighted assets and leverage exposure, also calculated based on regulatory definitions.
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). Under the Basel III rule, there are two methods available to calculate risk-weighted assets, the generally-applicable Standardized Approach and the Advanced Approaches, which are required in addition to the Standardized Approach for large banking organizations that meet certain thresholds. In October 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Economic Growth, Regulatory Relief and Consumer Protection Act ("Relief Act") that tailor the application of the enhanced prudential standards for large bank holding companies ("BHCs") and foreign banking organizations (the "Tailoring Rules"). HSBC North America and HSBC Bank USA will be subject to Category III standards beginning January 1, 2020. Prior to adoption of the Tailoring Rules, HSBC North America and HSBC Bank USA had requested and received regulatory approval to opt out of the Advanced Approaches and therefore have previously calculated and will continue to calculate their risk-based capital requirements for credit risk solely under the Standardized Approach. For additional discussion of the Basel III final rule requirements, including required minimum capital ratios, as well as further discussion of the Tailoring Rules and other recent regulatory developments and their expected impact see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in this Form 10-K. We continue to review the composition of our capital structure and capital buffers in light of these developments.
Capital Planning and Stress Testing The FRB requires IHCs and large BHCs, including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and annual company-run stress tests as required under Dodd-Frank (collectively, "DFAST"), as amended by the Relief Act. Under the Tailoring Rules, beginning January 1, 2020, HSBC North America is no longer subject to a mid-cycle stress testing requirement and is now required to disclose its company-run stress test results only every other year. In October 2019, the OCC adopted a final rule implementing the Relief Act which eliminated the requirement to conduct company-run stress tests for national banks with less than $250 billion in total assets, such as HSBC Bank USA. As a result, HSBC Bank USA is no longer subject to the OCC's DFAST requirements beginning in 2020. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and periodic company-run exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon. For further discussion on capital planning and stress testing, including detail regarding the FRB's supervisory assessment as part of the CCAR process, as well as further discussion of the

HSBC USA Inc.

Tailoring Rules and other recent regulatory developments and their expected impact see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in this Form 10-K.
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
While bank holding company regulatory capital compliance is generally performed at the HSBC North America level, and also separately for HSBC Bank USA, as a bank holding company we are required to meet minimum capital requirements imposed by the FRB. We present our capital ratios, together with HSBC Bank USA's in Note 25, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
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
HSBC USA received cash dividends from its subsidiaries of $138 million and $137 million in 2019 and 2018, respectively. During 2019 and 2018, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America.
HSBC USA has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. HSBC USA paid dividends on its preferred stock totaling $77 million and $76 million in 2019 and 2018, respectively. HSBC USA did not pay any dividends on its common stock during either 2019 or 2018. We may pay dividends in the future, but will maintain our capital at levels consistent with our regulatory requirements, risk appetite and internal capital adequacy process.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. During 2019 and 2018, HSBC USA did not make any capital contributions its subsidiary, HSBC Bank USA.
As of December 31, 2019, HSBC Bank USA has the ability to pay dividends under bank regulatory guidelines, as cumulative net income for 2017 through 2019 exceeded dividends attributable to this period. Any reduction of permanent capital of HSBC Bank USA would require OCC approval. See Note 25, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate banking organizations should generally pay dividends out of current operating earnings.
Subsidiaries  At December 31, 2019, we had one major subsidiary, HSBC Bank USA. We manage substantially all of our operations through HSBC Bank USA, which contributes to the funding of our businesses primarily through receiving deposits from customers; the collection of receivable balances; issuing short-term, medium-term and long-term debt and selling residential mortgage loans. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.

HSBC USA Inc.

2020 Funding Strategy  Our current estimate for funding needs and sources for 2020 are summarized in the following table:

(in billions)
Increase (decrease) in funding needs:
Net change in loans	$5
Net change in short-term investments and securities	12
Net change in trading and other assets	(22)
Total funding needs	$(5)
Increase (decrease) in funding sources:
Net change in deposits	$4
Net change in trading and other short-term liabilities	(6)
Net change in long-term debt	(3)
Total funding sources	$(5)
Reductions to trading assets are mainly related to select Fixed Income activities which will be consolidated in and operated from Europe to better utilize HSBC's global scale, which allows us to record revenue as a business introducer and hold fewer assets on our balance sheet.
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
See "Risk Management" in this MD&A for further discussion relating to our sources of liquidity and contingency funding plan.
Capital Expenditures  We made capital expenditures of $62 million and $20 million during 2019 and 2018, respectively. In addition to these amounts, during 2019 and 2018, we capitalized $122 million and $121 million, respectively, relating to improving and modernizing our business systems.
Commitments  See "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A for further information on our various commitments.
Contractual Cash Obligations  The following table summarizes our long-term contractual cash obligations at December 31, 2019 by period due:

	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Long-term debt(1)	$7,259	$6,025	$2,230	$1,150	$1,484	$8,549	$26,697
Other postretirement benefit obligations(2)	4	4	4	4	3	14	33
Operating lease obligations(3)	133	138	135	130	124	228	888
Purchase obligations(4)	45	46	43	28	22	—	184
Total	$7,441	$6,213	$2,412	$1,312	$1,633	$8,791	$27,802

(1)	Represents expected future payments related to our long-term debt instruments included in Note 14, "Long-Term Debt," in the accompanying consolidated financial statements.

(2)
Represents estimated future employee benefits expected to be paid over the next ten years based on assumptions used to measure our benefit obligation at December 31, 2019. See Note 21, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements.

(3)	Represents expected future payments related to our operating lease liabilities included in Note 10, "Leases," in the accompanying consolidated financial statements.

(4)	Represents binding agreements for mortgage servicing, credit card servicing, lockbox services, advertising and other services.
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
The following table provides maturity information related to our credit derivatives and off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. In addition, implementation of our business strategy (as described under the heading "Executive Overview - 2020 Business Update") will affect our contractual obligations over time, including with respect to credit derivatives. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements.

							Balance at December 31,
	2020	2021	2022	2023	2024	Thereafter	2019	2018
	(in millions)
Standby letters of credit, net of participations(1)	$5,622	$2,744	$380	$348	$220	$122	$9,436	$8,972
Commercial letters of credit	88	38	—	—	—	—	126	218
Credit derivatives(2)	6,206	4,052	5,310	11,028	10,878	1,265	38,739	45,384
Other commitments to extend credit:
Commercial(3)	19,866	10,101	11,999	21,239	23,040	1,946	88,191	89,302
Consumer	7,906	—	—	—	—	—	7,906	7,927
Total	$39,688	$16,935	$17,689	$32,615	$34,138	$3,333	$144,398	$151,803

(1)	Includes $1,623 million and $1,321 million issued for the benefit of HSBC affiliates at December 31, 2019 and 2018, respectively.

(2)	Includes $18,391 million and $25,734 million issued for the benefit of HSBC affiliates at December 31, 2019 and 2018, respectively.

(3)	Includes $1,302 million and $2,045 million issued for the benefit of HSBC affiliates at December 31, 2019 and 2018, respectively.
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

•
A standby letter of credit is issued to third parties for the benefit of a customer and is essentially a guarantee that the customer will perform, or satisfy some obligation, under a contract. It irrevocably obligates us to pay a third party beneficiary when a customer either: (1) in the case of a performance standby letter of credit, fails to perform some contractual non-financial obligation, or (2) in the case of a financial standby letter of credit, fails to repay an outstanding loan or debt instrument. See Note 27, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for additional information related to standby letter of credit off-balance sheet guarantee arrangements.

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

HSBC USA Inc.

We offset most of the market risk by entering into a buy protection credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table above is the maximum amount that we could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral. See Note 27, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for further discussion of credit derivative off-balance sheet guarantee arrangements.
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

HSBC USA Inc.

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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At December 31, 2019 and 2018, our Level 3 measurements included the following: certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain corporate debt securities, certain asset-backed securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable credit quality, swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation and, at December 31, 2018, collateralized debt obligations ("CDOs") for which there was a lack of pricing transparency due to market illiquidity and a contingent consideration receivable associated with the sale of a portion of our PB business. See Note 28, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at December 31, 2019 and 2018:

At December 31,	2019	2018
	(dollars are in millions)
Level 3 assets(1)(2)	$1,349	$2,338
Total assets measured at fair value(1)(3)	98,322	81,125
Level 3 liabilities(1)	1,350	1,550
Total liabilities measured at fair value(1)	55,224	52,587
Level 3 assets as a percent of total assets measured at fair value	1.4%	2.9%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.4%	2.9%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $925 million of recurring Level 3 assets and $424 million of non-recurring Level 3 assets at December 31, 2019. Includes $2,301 million of recurring Level 3 assets and $37 million of non-recurring Level 3 assets at December 31, 2018.

(3)
Includes $97,866 million of assets measured on a recurring basis and $456 million of assets measured on a non-recurring basis at December 31, 2019. Includes $81,030 million of assets measured on a recurring basis and $95 million of assets measured on a non-recurring basis at December 31, 2018.

Significant Changes in Fair Value for Level 3 Assets and Liabilities In 2019, one of our unconsolidated VIEs was unwound and our investment in the VIE along with the related derivatives were terminated. Our investment in the VIE, which was a level 3 asset measured at fair value on a recurring basis, had a carrying value of $1,293 million at the time of unwind. See Note 26, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information.
See Note 28, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2019 and 2018 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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

HSBC USA Inc.

measurements of these financial instruments. For the purpose of preparing the financial statements, the final valuation inputs selected are based on management's best judgment that reflect the assumptions market participants would use in pricing similar assets or liabilities.
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $45 million or a decrease of the overall fair value measurement of approximately $2 million at December 31, 2019. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers and certain deal-contingent forward starting interest rate derivatives.

Risk Management

Overview  Managing risk effectively is fundamental to the delivery of our strategic priorities.
Our risk management framework We use a comprehensive risk management framework across the organization and across all risk types underpinned by our risk culture. This framework fosters continuous monitoring, promotes risk awareness and encourages sound operational and strategic decision-making. It also ensures a consistent approach to identifying, assessing, managing and reporting the risks we accept and incur in our activities.
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
Our responsibilities All employees are responsible for identifying and managing risk within the scope of their role as part of the Three Lines of Defense ("LoD") model. This model delineates management accountabilities and responsibilities for risk management and the control environment, and underpins our approach to risk management by clarifying responsibilities, encouraging collaboration and enabling efficient coordination of risk and control activities. Under the Three LoD model, the First LoD owns the risks and is responsible for identifying, recording, reporting and managing them in line with risk appetite, and

HSBC USA Inc.

ensuring that the right controls and assessments are in place to mitigate them. The Second LoD sets the policy and guidelines for managing specific risk areas, provides advice and guidance in relation to the risk, and challenges the First LoD on effective risk management. The Third LoD is our Internal Audit function, which provides independent assurance that our risk management, governance and internal control processes are designed and operating effectively.
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
Risk function Our Risk function, headed by the CRO, is responsible for our risk management framework. This responsibility includes establishing policies, monitoring risk profiles and forward-looking risk identification and management. Our Risk function is made up of sub-functions covering all risks to our business. The Risk function forms part of the Second LoD. It is independent from our lines of business, including sales and trading functions, to provide challenge, appropriate oversight and balance in risk/reward decisions. The CRO reports to the HSBC North America Chief Executive Officer ("CEO"), to the Risk Committee of the Board of Directors and to the HSBC Group CRO. Executive accountability for the ongoing monitoring, assessment and management of the risk environment and the effectiveness of risk management policies resides with the CRO, supported by the RMM.
Specific oversight of various risk management processes occurs through the following meetings:

•	the Asset and Liability Management Committee ("ALCO");

•	the Financial Crime Risk Management Committee ("FCRMC");

•	the Reputational Risk and Client Selection Committees ("RRCSCs"); and

•	Line of Business Risk Management Meetings ("LoB RMMs").
Each of these committees, as well as the RMM, have separate charters which detail their respective roles and responsibilities.
The ALCO provides oversight of all capital, liquidity, interest rate and market risk and is chaired by the HUSI Chief Financial Officer. ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk and assesses the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. ALCO also conducts contingency planning with regard to liquidity.
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
Enterprise-wide risk management tools We use a range of tools to identify, monitor and manage risk. The key enterprise-wide risk management tools are summarized below:

•
Risk appetite - The CRO oversees the development of our risk appetite which defines, shapes and monitors our risk profile. The HSBC North America Risk Appetite Statement ("RAS") is a written articulation of the aggregate level and types of risk that we are willing to accept in order to achieve our strategic business objectives. HSBC North America's conservative risk profile is articulated in the qualitative section of the RAS, which serves as guidance to embed risk appetite and supports strategic and operational decision making at HUSI. The quantitative section of the RAS contains a set of key metrics covering both financial and non-financial risks. Non-financial risk is defined as the risk to achieving our strategy or objectives as a result of inadequate or failed internal processes, people and systems or from external events.

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

HSBC USA Inc.

•
Risk map - We utilize a risk map to provide a point-in-time view of our residual risk profile across a range of both financial and non-financial risk categories, including our principal banking risks. It assesses the potential of these risks to have a material impact on our financial results, reputation or sustainability of our business. Risks that have an 'amber' or 'red' rating require a rating justification to outline the key issues and monitoring and mitigating action plans to be in place to manage the risk down to acceptable levels.

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

•
Risk identification - Risk identification is a tool that allows us to provide a holistic view of risks facing the organization stemming from our unique business activities and associated exposures, including those that are difficult to quantify or only materialize under stressful conditions. The process is integrated with and built upon existing risk management tools such as top and emerging risk reporting as well as risk and control assessments. The risk identification process takes place every quarter and involves senior representatives from all lines of defense. Senior management governance is provided by the RMM with results presented to the Risk Committee of the Board of Directors every quarter. Material risks identified are actively monitored and used to inform key aspects of our capital planning and stress testing program.

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

•
Models - In the course of our regular risk management activities, we use models to help quantify the risk we are taking. The output from some of these models is included in this section of our filing. By their nature, models are based on various assumptions and relationships. We believe that the assumptions used in these models are reasonable, but events may unfold differently than what is assumed in the models. In actual stressed market conditions, these assumptions and relationships may no longer hold, causing actual experience to differ significantly from the results predicted in the model. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may differ significantly from model projections.

Key developments in 2019 In 2019, we undertook a number of key initiatives to enhance our approach to the management of risk. These included:

•
We continued to strengthen our approach to managing non-financial risk, as set out in the Operational Risk Management Framework ("ORMF"). The ORMF sets out our approach to governance and risk appetite. It enables a single view of non-financial risks that matter the most and associated controls. This is overseen by the Operational Risk function, headed by the U.S. Head of Operational Risk.

•
We simplified our risk taxonomy through consolidating certain existing risks into broader categories. These changes streamline risk reporting and promote common language in our risk management approach. Further simplification will continue during 2020, including the combining of our two key risk management frameworks.

•
We formed a Resilience Risk sub-function to reflect the growing regulatory importance of operational resilience. The leadership of the Resilience Risk function in the United States is the responsibility of the U.S. Head of Resilience Risk. See below for further discussion of resilience risk.

Our material risks The principal risks associated with our operations include the following:

•	Credit risk is the risk of financial loss if a customer or counterparty fails to meet an obligation under a contract;

•	Capital and liquidity risk is the risk of having insufficient capital, liquidity or funding resources to meet financial obligations and satisfy regulatory requirements, including pension risk;

HSBC USA Inc.

•
Market risk is the risk that movements in market factors, such as foreign exchange rates, interest rates, credit spreads, equity prices and commodity prices, will reduce our income or the value of our portfolios;

•	Resilience risk is the risk that we are unable to provide critical services to our customers, affiliates and counterparties as a result of sustained and significant operational disruption;

•
Regulatory compliance risk is the risk that we fail to observe the letter and spirit of relevant laws, codes, rules, regulations and standards of good market practice, which as a consequence incur fines and penalties and suffer damage to our business;

•	Financial crime and fraud risk is the risk that we knowingly or unknowingly help parties to commit or to further potentially illegal activity, including both internal and external fraud;

•
Strategic risk is the risk that the business will fail to identify, execute and react appropriately to opportunities and/or threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action;

•	Model risk is the potential for adverse consequences from business decisions informed by models, which can be exacerbated by errors in methodology, design or the way they are used.
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities.
The principle objectives of credit risk management are to:

•	maintain a strong culture of responsible lending, and robust risk policies and control frameworks;

•	partner with and challenge our businesses in defining, implementing and continually re-evaluating our risk appetite under actual and scenario conditions; and

•	ensure there is independent scrutiny of credit risks, their cost and their mitigation.
Credit risk arises from various on- and off-balance sheet instruments and arrangements, such as:

•	loan portfolios;

•	investment portfolios;

•	unfunded commitments such as letters of credit and lines of credit and unutilized credit card lines that customers can draw upon; and

•	derivative financial instruments, such as interest rate swaps, which may represent an exposure to the counterparty to the contract.
While credit risk exists widely in our operations, diversification among various commercial and consumer portfolios helps to lessen risk exposure. Day-to-day management of credit and market risk is performed by the Chief Credit Officer/Head of Wholesale Credit and Market Risk North America and the HSBC North America RBWM Chief Risk Officer, who report directly to the CRO and maintain independent risk functions. The credit risk associated with wholesale commercial portfolios is managed by the Chief Credit Officer, while credit risk associated with retail consumer loan portfolios, such as credit cards, installment loans and residential mortgages, is managed by the RBWM Chief Risk Officer. Further discussion of credit risk, including risk associated with cross-border exposures, can be found under the "Credit Quality" caption in this MD&A.
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

•
Approving new credit exposures and independently assessing large exposures annually – Credit approval authorities are delegated by the Risk Committee of the Board of Directors to the CRO with the authority to sub-delegate to the Chief Credit Officer and RBWM Chief Risk Officer. The Chief Credit Officer and RBWM Chief Risk Officer in turn delegate limited credit authority to the various lending units. However, most wholesale credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Chief Credit Officer. In addition, the Chief Credit Officer coordinates the review of material credits with the HSBC Group Credit Risk which, subject to certain agreed-

HSBC USA Inc.

upon limits, will concur on material new and renewal transactions. Large retail credits are escalated to the RBWM Chief Risk Officer for review and concurrence.

•
Overseeing retail credit and collateral risk – The RBWM Chief Risk Officer manages the credit and collateral risk associated with retail portfolios and is supported by expertise from a dedicated advanced risk analytics unit. Collateral risk in retail arises when the underlying value of the property securing a retail loan loses value due to macroeconomic, local or industry conditions. This risk is actively managed through on-going monitoring of HPIs. In areas where we have identified property values as declining, maximum loan to values will be adjusted downward to compensate for this risk.

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

•
Measuring portfolio credit risk – We continue to advance the measurement of the risk in our credit portfolios using techniques such as stress testing in certain internal reporting. Efforts continue to refine both the inputs and assumptions used to increase the usefulness in the evaluation of large and small commercial and retail customer portfolio products and business unit return on risk.

•
Monitoring portfolio performance – Credit data warehouses have been implemented to centralize the reporting of credit risk, support the analysis of risk and to calculate credit loss reserves. This data warehouse also supports HSBC's wider effort to meet the requirements of Basel III and to generate credit reports for management and the Board of Directors.

•
Establishing counterparty and portfolio limits – We monitor and limit our wholesale exposure to individual counterparties and to the combined exposure of related counterparties. In addition, selected industry portfolios, such as real estate, are subject to caps that are recommended by the Chief Credit Officer and reviewed where appropriate by management committees and the Board of Directors. Retail establishes portfolio limits by product as well as limits on new products and higher-risk segments such as investment property, high LTV mortgages and credit cards which are targeted beyond our historical customer base. These limits are approved by the RBWM Chief Risk Officer and monitored by a retail credit risk management committee. Counterparty credit exposure related to derivative activities is also managed under approved limits. Since the exposure related to derivatives is variable and uncertain, internal risk management methodologies are used to calculate the 95 percent worst-case potential future exposure for each customer. These methodologies take into consideration, among other factors, cross-product close-out netting, collateral received from customers under collateral support annexes, termination clauses, and off-setting positions within the portfolio.

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

Sustainability risk is a component of credit risk and represents the risk that financial services provided to customers indirectly result in unacceptable impacts on people or on the environment. We measure sustainability risk by assessing the potential sustainability impacts of a customer's activities and assigning a sustainability risk rating. Sustainability risk is monitored by the businesses and the Credit Approval Unit, as well as HSBC Group Sustainability Risk. Sustainability risk managers in the Wholesale Credit Risk function, with input from HSBC Group Sustainability Risk, are responsible for advising our businesses on managing environmental and social risks. The Wholesale Credit Risk function's responsibilities in relation to sustainability risk include:

•
overseeing our sustainability risk standards, our application of the Equator Principles and our sustainability policies (covering agricultural commodities, chemicals, defense, energy, forestry, mining and metals, Ramsar Wetlands and UNESCO World Heritage Sites);

•
undertaking an independent review of transactions, including escalating transactions to HSBC Group Sustainability Risk where sustainability risks are assessed to be high and approving transactions where sustainability risks are of a lower magnitude; and

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

HSBC USA Inc.

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
Capital and Liquidity Risk Management  Capital and liquidity risk arises from changes to the respective buffers and risk profiles driven by customer behavior and the external environment.
Capital risk is the risk that we fail to meet our regulatory capital requirements. Capital risk arises from a deterioration in the capital base due to losses and increased risk profile from management activity or the external environment. We aim to maintain a strong capital base to support the risks inherent in our business and invest in accordance with our strategy, meeting regulatory capital requirements at all times. See "Liquidity and Capital Resources" in this MD&A for a full discussion of our approach to capital risk management, including our capital ratios and regulatory capital requirements.
Liquidity and funding risk is the risk that we do not have sufficient financial resources to meet our obligations as they fall due or that we can only do so at an excessive cost, or that funding considered to be sustainable, and therefore used to fund assets, is not sustainable over time. Liquidity and funding risk arises from mismatches in the timing of cash flows or when illiquid asset positions cannot be funded at the expected terms and when required. We continuously monitor the impact of market events on our liquidity positions and will continue to adapt our liquidity and funding framework to reflect market events and the evolving regulatory landscape and view as to best practices. Historically, we have seen the greatest strain in the wholesale market as opposed to the retail market (the latter being the market from which we source stable demand and time deposit accounts which are less sensitive to market events or changes in interest rates).
Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time while maintaining routine operations and market confidence. Market funding is coordinated with other HSBC Group entities, as the markets increasingly view debt issuances from the separate companies within the context of our common parent company. Liquidity and funding risk management is performed at the HSBC North America, HSBC USA and HSBC Bank USA levels. Each entity is required to have sufficient liquidity for a crisis situation.
ALCO develops and implements policies and procedures to ensure that the minimum liquidity ratios and a strong overall liquidity position are maintained. ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. In addition to base case projections, multiple stress scenarios are generated to simulate crisis conditions, including:

•	run-off of non-stable deposits;

•	inability to renew maturing interbank funding;

•	draw-downs of committed loan facilities;

•	decreases in the market value of liquid securities;

•	additional collateral requirements for derivative transactions under existing collateral support agreements;

•	rating downgrades of HSBC USA or HSBC Bank USA; and

•	increased discount on security values for repos or disposals.
In addition, ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships.
As part of our approach towards liquidity and funding risk management, we employ the measures discussed below to define, monitor and control our liquidity and funding risk in accordance with HSBC policy.
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both December 31, 2019 and 2018, HSBC USA's LCR under the EU LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets. HSBC North America and HSBC Bank USA are also subject to the U.S. LCR rule. Under the U.S. rule, U.S. institutions, including HSBC North America and HSBC Bank USA, are currently required to maintain a minimum LCR of 100 percent and report LCR to U.S. regulators on a daily basis. During 2019, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement.

HSBC USA Inc.

The European calibration of the Basel Committee based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR guidance, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At both December 31, 2019 and 2018, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. At both December 31, 2019 and 2018, HSBC Bank USA's estimated NSFR, based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded 100 percent.
As discussed further in Part 1, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in this Form 10-K, the Tailoring Rules reduced the regulatory LCR requirement for HSBC North America and HSBC Bank USA from 100 to 85 percent beginning January 1, 2020. The Tailoring Rules also indicate that an 85 percent NSFR would apply to HSBC North America and HSBC Bank USA once the NSFR rule is finalized.
HSBC North America and HSBC Bank USA maintain their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future rules.
ALCO also maintains a liquidity management and contingency funding plan ("Contingency Funding Plan"), which identifies certain potential early warning indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses and customer relationships. The Contingency Funding Plan is reviewed annually and approved by the Risk Committee of our Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators are monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, material reductions or extreme volatility in customer deposit balances, increased utilization of credit lines, widening of our own credit spreads and higher borrowing costs. At the onset of a crisis, liquidity needs would be satisfied primarily with unsecured wholesale market funding. If the crisis escalates, contingency funding needs will be satisfied primarily through sales of securities from the investment portfolio and secured borrowing using the mortgage portfolio as collateral. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage portfolio may be used as collateral at the FHLB to increase borrowings. We maintain a Liquid Asset Buffer consisting of cash, short-term liquid assets and unencumbered government and other highly rated investment securities as a source of funding. Further, collateral is maintained at the Federal Reserve Bank discount window and the FHLB, providing additional secured borrowing capacity in a liquidity crisis.
In addition to the oversight provided by ALCO, Liquidity Risk Management ("LRM") is a Second LoD oversight function for liquidity which independently reports into the CRO. LRM's primary mandate is to strengthen our liquidity and funding risk management framework through challenge and review of existing processes and recommending areas that need improvement to the RMM. LRM serves as an advisory function to senior management to ensure front line units with direct responsibility for managing liquidity risk are operating within their operating guidelines and defined risk appetite parameters. The LRM oversight mandate is carried out through critical evaluation and challenge of existing risk management processes including stress testing and ratio calculations.
Our liquidity and funding risk management approach includes deposits, supplemented by wholesale borrowing to fund our balance sheet, and using security sales or secured borrowings for liquidity stress situations in our liquidity contingency plans. In addition, current regulatory initiatives require banks to retain a portfolio of HQLA. As such, we are maintaining a large portfolio of high quality sovereign and sovereign guaranteed securities.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at December 31, 2019:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3	AA-	A+

HSBC USA Inc.

Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
During the fourth quarter of 2019, S&P and Moody's both changed their rating outlooks for HSBC USA and HSBC Bank USA to negative from stable following similar changes in outlook to negative from stable for HSBC. The outlook changes came after HSBC announced that it no longer expected to reach its 2020 return on tangible equity target and was planning potentially significant restructuring. The negative outlooks reflect the implementation challenges of the planned restructuring in the context of a weakening external environment. While the outlooks changed, S&P and Moody's both affirmed their long- and short-term issuer credit ratings for HSBC USA and HSBC Bank USA.
In addition, during the fourth quarter of 2019, Fitch downgraded the long-term debt ratings of both HSBC USA and HSBC Bank USA by one notch to A+ and maintained a negative rating watch following a similar rating action for HSBC. The rating downgrade reflects a downward revision by Fitch of the HSBC Group's business model, execution and earnings viability scores which came after HSBC announced that it had lowered its return targets and was planning potentially significant restructuring as discussed above. Fitch believes this announcement highlights weakness in the stability of the HSBC Group's business model and the earnings capacity of its geographic footprint. As part of this review, the short-term ratings of both HSBC USA and HSBC Bank USA were re-affirmed.
While these rating actions by S&P, Moody's and Fitch did not have a material impact on our borrowing costs or liquidity, any future actions could have such an impact. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At December 31, 2019, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.
Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available-for-sale and held-to-maturity debt securities. Approximately $2,762 million of the debt securities in these portfolios at December 31, 2019 are expected to mature in 2020. The remaining $46,194 million of debt securities not expected to mature in 2020 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets. In 2019, we did not sell or securitize any residential mortgage loan portfolios other than the normal sales of agency-eligible mortgage loan originations.
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
See "Liquidity and Capital Resources" in this MD&A for further discussion of our liquidity position, including additional information regarding our outstanding borrowings, the remaining availability of our debt issuance programs and our funding strategy.
Pension risk is a component of capital and liquidity risk and represents the risk of increased costs from offering post-employment benefit plans to our employees. Certain employees are eligible to participate in the HSBC North America qualified defined benefit pension plan which has been frozen. While plan assets were higher than projected plan liabilities resulting in an over-funded status of approximately $65 million at December 31, 2019, changes in market conditions could result in an under-funded status occurring in future periods. Because these obligations relate to the HSBC North America pension plan, only a portion of any deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up any shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 21, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
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
Our VaR models are predominantly based on historical simulation which incorporates the following features:

•	historical market rates and prices are calculated with reference to foreign exchange rates, commodity prices, interest rates and the associated volatilities;

•	potential market movements utilized for VaR are calculated with reference to data from the past two years;

•	scenario profit and losses are calculated utilizing the market scenarios for all relevant risk factors; and

•	VaR measures are calculated to a 99 percent confidence level and use a one-day holding period.
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
Market risk in 2019 The global market environment was characterized by slowing global economic conditions, trade tensions between the United States and China, and other geopolitical events.
Global economic growth slowed as trade tensions between the United States and China impacted global trade growth and eroded further confidence in the global economy. The FRB took a policy easing stance in 2019 as they cut interest rates three times during the year. In mid-September, a sudden spike in short term repurchase agreement funding rates resulted in FRB intervention via the establishment of overnight and term repurchase agreement facilities and U.S. Treasury buybacks.
In 2019, we observed material volatility in Latin America, driven by changes in the political establishment and social unrest. These geopolitical events eroded investor confidence and led to a reduction in client risk appetite in those regions.
However, in the fourth quarter of 2019, the announcement of a trade deal between the United States and China drove overall "risk-on" sentiment by investors for developed markets. Further, in Latin America, we observed easing of social unrest close to year-end, which reduced local market volatility. Ongoing strength regarding the U.S. labor market and low unemployment remained through the year and the S&P 500 index hit a record high to close out 2019. A focus on global economic indicators with a backdrop of political uncertainty, as the United States enters a presidential election year, will be a significant theme in 2020.
Trading Portfolios Trading VaR generates from the Global Markets unit of the GB&M business segment. Portfolios are mainly comprised of foreign exchange products, interest rate swaps, credit default swaps and precious metals (i.e., gold, silver, platinum) in both North America and emerging markets
Trading VaR at December 31, 2019 was relatively flat as compared with December 31, 2018 as the Global Markets business in the United States continued to focus on customer facilitation and interest rate derivative markets. Interest rate risk is the main driver of exposure.

HSBC USA Inc.

The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for 2019 and 2018:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At December 31, 2019	$1	$6	$1	$(2)	$6

Full Year 2019
Average	2	6	1	(3)	6
Maximum	5	8	2		8
Minimum	—	5	1		5

At December 31, 2018	$2	$6	$1	$(3)	$6

Full Year 2018
Average	2	6	1	(3)	6
Maximum	5	11	2		10
Minimum	—	3	—		4

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
In 2019, we experienced three profit and two loss back-testing exceptions. A profit exception in March and a loss exception in April were mainly driven by precious metal future and spot price movements. A loss exception in June was primarily driven by market volatility in emerging market currencies and rates. A profit exception in July was driven by a large drop in market yields outside of historical distribution and a profit exception in August was driven by Argentina market volatility.
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
Non-trading VaR was higher at December 31, 2019 as compared with December 31, 2018 due primarily to increased volatility in the historical VaR time series. Investment portfolio overall size and asset allocation were stable during the year.

HSBC USA Inc.

The following table summarizes our non-trading VaR for 2019 and 2018:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At December 31, 2019	$37	$48	$(18)	$67

Full Year 2019
Average	32	31	(18)	45
Maximum	48	53		70
Minimum	20	18		33

At December 31, 2018	$22	$18	$(6)	$34

Full Year 2018
Average	55	20	(17)	58
Maximum	80	22		79
Minimum	22	16		34

(1)	Refer to the Trading VaR table above for additional information.
Non-trading VaR also includes the interest rate risk of non-trading financial assets and liabilities held by the global businesses and transfer priced into Balance Sheet Management which has the mandate to centrally manage and hedge it. Interest rate swaps used by Balance Sheet Management ("BSM") to hedge the interest rate risk of the investment portfolio and transfer price risk from the banking book are typically classified as either a fair value hedge or a cash flow hedge and included within our non-traded VaR. In case there is residual market risk that cannot be efficiently and conveniently hedged by BSM they are managed by ALCO in segregated ALCO books. See below for a broader discussion on how interest rate risk is managed.
Stressed VaR The following table reflects stressed VaR at December 31, 2019 and 2018:

At December 31,	2019	2018
	(in millions)
Stressed VaR (1-day equivalent)	$17	$27
Stressed VaR at December 31, 2019 was lower as compared with December 31, 2018 driven by a reduction of inventory in rates and foreign exchange products as well as the impact of lower market rates during the stressed period.
Interest rate risk is the potential reduction of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to interest rate movements. We are subject to interest rate risk associated with the repricing characteristics of our balance sheet assets and liabilities. Specifically, as interest rates change, amounts of interest earning assets and liabilities fluctuate, and interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in changes to projected net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to manage net interest income within interest rate risk ranges management considers acceptable, we use derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments. Analysis of this risk is complicated by having to make assumptions on embedded optionality within certain product areas such as the incidence of mortgage prepayments, and from behavioral assumptions regarding the economic duration of liabilities which are contractually repayable on demand such as current accounts. These assumptions around behavioral features are captured in our interest rate behavioralization framework, which is described further below. Day-to-day management of interest rate risk is centralized principally in BSM.
We have significant, but historically well controlled, interest rate risk in large part due to our portfolio of residential mortgages and mortgage backed securities, which consumers can prepay without penalty, and our large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of relatively low cost funds.
In addition, we have a considerable number of contracts referencing LIBOR. The process of adopting new reference rates may expose us to an increased level of financial risks, such as potential earnings volatility. See "Executive Overview" in this MD&A for a full discussion of our LIBOR transition.
In the course of managing interest rate risk, an economic value of equity ("EVE") analysis is utilized in conjunction with a combination of other risk assessment techniques to identify and assess the potential impact of interest rate movements and take

HSBC USA Inc.

appropriate action. This combination of techniques, with some focusing on the impact of interest rate movements on the valuation of the balance sheet (e.g. EVE, present value of a basis point ("PVBP"), repricing gap analysis, VaR) and others focusing on the impact of interest rate movements on earnings (e.g. net interest income simulation modeling, basis risk analysis) allows for comprehensive analyses from different perspectives. During 2019, we began managing our net interest rate risk sensitivities to a static balance sheet. As a result, we have revised prior year amounts in the net interest income simulation modeling table below in order to conform to the current year presentation.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both December 31, 2019 and 2018, our EVE remained within risk appetite for the up 200 and down 200 basis point interest rate shock scenarios.
Repricing gap analysis The following table shows the repricing structure of our assets and liabilities at December 31, 2019. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year-end, and one-day figures can be distorted by temporary swings in assets or liabilities. The repricing structure of our assets and liabilities may be impacted by the implementation of our business strategy, which is described under the heading "Executive Overview - 2020 Business Update."

December 31, 2019	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in millions)
Commercial loans	$47,300	$913	$145	$65	$48,423
Residential mortgages and home equity mortgages	4,924	7,596	3,748	2,463	18,731
Credit card receivables	1,405	—	—	—	1,405
Other consumer loans	260	17	5	1	283
Total loans(1)	53,889	8,526	3,898	2,529	68,842
Securities available-for-sale and securities held-to-maturity	8,551	15,356	15,196	9,853	48,956
Other assets	55,687	1,890	—	—	57,577
Total assets	118,127	25,772	19,094	12,382	175,375
Domestic deposits:
Savings and demand	57,075	18,807	11,130	—	87,012
Time deposits	27,703	180	3	—	27,886
Long-term debt	17,056	4,450	3,500	1,691	26,697
Other liabilities/equity	21,132	12,529	119	—	33,780
Total liabilities and equity	122,966	35,966	14,752	1,691	175,375
Total balance sheet gap	(4,839)	(10,194)	4,342	10,691	—
Effect of derivative contracts	(12,483)	11,082	3,213	(1,812)	—
Total gap position	$(17,322)	$888	$7,555	$8,879	$—

(1)	Includes loans held for sale.

HSBC USA Inc.

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

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on January 1, 2020 and 2019, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(18)	(1)%	$104	4%
Resulting from a gradual 100 basis point decrease in the yield curve	(25)	(1)	(136)	(5)
Other significant scenarios monitored (reflects projected rate movements on January 1, 2020 and 2019, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(70)	(3)	134	5
Resulting from an immediate 100 basis point decrease in the yield curve	(57)	(2)	(262)	(9)
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
Interest rate behavioralization policies have to be formulated in line with the HSBC Group's behavioralization policies and approved at least annually by ALCO and global Asset, Liability and Capital Management, in conjunction with local, regional and HSBC Group risk monitoring teams.
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

Capital risk/sensitivity of accumulated other comprehensive loss Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected

HSBC USA Inc.

basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk-weighted assets and total equity to total assets. At December 31, 2019, we had an available-for-sale securities portfolio of approximately $35,663 million with a negative mark-to-market adjustment of $69 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $342 million to a net loss of $411 million with the following results on our capital ratios:

	December 31, 2019		December 31, 2018
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk-weighted assets	13.1%	12.9%	13.6%	13.5%
Total equity to total assets	10.4	10.3	11.9	11.8

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
Resilience Risk Management  Resilience risk arises from failures or inadequacies in processes, people, systems or external events. These may be driven by rapid technological innovation, changing behaviors of our consumers, cyber threats, cross-border dependencies and third-party relationships.
In 2019, in line with our simplified risk taxonomy, we formed a new Resilience Risk sub-function to ensure our operations continue functioning when an operational disturbance occurs. Our resilience strategy is focused on the establishment of robust back-up plans, detailed response methods, alternative delivery channels and recovery options. Resilience risk was formed to simplify the way we interact with our stakeholders and to deliver clear, consistent and credible responses across the organization. The new sub-function consolidates personnel from several previously independent risk functions into a single Resilience Risk sub-function. These personnel have deep roots in the organization, across the following risk areas: Information and Security Resilience, Protective Security, Business Continuity and Incident Management, Third-party, and Systems, Data Integrity and Transaction Processing. We also adopted a new organizational structure that allows us to more efficiently deliver our strengths and expertise across the six resilience risk lenses discussed below.
Resilience Risk provides guidance and stewardship to our businesses and global functions about how we can prevent, adapt, and learn from resilience-related threats when something goes wrong. We view resilience through six lenses: strategic change and emerging threats; third-party risk; information and data resilience; payments and processing resilience; systems and cyber resilience; and protective security risk.
The HSBC Group Resilience Risk Executive Committee oversees resilience risk and has accountability to the HSBC Global Risk Management Board. The HSBC Group Resilience Risk Executive Committee is supported by its subcommittees that provide oversight over each of the respective Resilience Risk sub-teams. The HSBC Group Resilience Risk Governance Meeting ensures that resilience risk is managed within its defined risk appetite. It is jointly chaired by the Global Head of Operational Resilience and the HSBC Group Chief Information Officer. The HSBC Group Resilience Risk Governance Meeting has accountability into the HSBC Group Non-Financial Risk Management Board, and escalates issues to the HSBC Group Risk Committee.
Operational resilience is our ability to adapt operations to continue functioning when an operational disturbance occurs. We measure resilience in terms of the maximum disruption period or their impact tolerance that we are willing to accept for a business service. Resilience risk cannot be managed down to zero, so we concentrate on critical business and strategic change programs that have the highest potential to threaten our ability to provide continued service to our customers. Our resilience strategy is focused on the establishment of robust back-up plans, detailed response methods, alternative delivery channels and recovery options. The Resilience Risk team oversees the identification, management and control of resilience risks.
Systems and Cyber Resilience The security of our information and technology infrastructure is crucial for maintaining our applications and processes while protecting our customers and the HSBC brand. In common with other financial institutions and multinational organizations, we face a growing threat of cyberattacks that continue to increase in sophistication. A failure of our defenses against such attacks could result in financial loss or the loss of customer data or other sensitive information which could undermine both our reputation and our ability to attract and retain our customers. We experienced cyberattacks in 2019, none of which resulted in material financial loss. We continue to mature our cyber intelligence capabilities as the cyber threat landscape evolves. These intelligence monitoring capabilities increase our agility and ability to respond with increased detection and response capabilities reducing potential exposure to cyber threats. Regulators have listed cybersecurity as their top concern in 2019. Regulation continues to increase from multiple jurisdictions and perspectives, and is deployed without coordination with other regulators. HSBC is engaged with peer institutions working to address regulatory harmonization as it relates to cyber and information security. We have met with the U.S. Treasury Department and all regulatory bodies (e.g. the OCC, FRB, FDIC, Commodity Futures Trading Commission, etc.) to progress harmonization. Cybersecurity will continue to be a strong focus of ongoing initiatives to strengthen the control environment and our readiness to respond in the event of an attack.

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
Fiduciary Risk is a component of regulatory compliance risk and represents the risk of breaching fiduciary duties where we act in a fiduciary capacity as trustee, investment manager or as mandated by law or regulation. It is the risk associated with failing to offer services honestly and properly to clients in that capacity. Fiduciary risks reside in our PB businesses (such as Investment Management, Personal Trust, Security Operation Services) and other business lines outside of PB (such as Corporate Trust). Fiduciary risk is governed by the CCC. The CCC has delegated day-to-day management and oversight responsibilities to management, whose primary oversight body for management of fiduciary activity is the Fiduciary Risk Management Meeting, chaired by the U.S. Head of Enterprise Compliance. The U.S. Head of Enterprise Compliance reports to the U.S. Head of Regulatory Compliance.
Financial Crime and Fraud Risk Management Financial crime and fraud risk management is the framework in place to identify and deter potential illegal activity from occurring by, at, or through the HSBC Group. It is embedded in our day to day operations and culture.
The Financial Crime Compliance function ("FCC") is led by the U.S. Head of FCC, who reports to the CEO and the HSBC Global Head of FCC and Group Money Laundering Reporting Officer. FCC provides oversight to enable us to build on our achievements in managing financial crime risk effectively and to continue to strengthen financial crime detection, and anti-money laundering ("AML"), sanctions, fraud, tax evasion and anti-bribery and corruption compliance. The U.S. Head of FCC has delegated authority from the CEO over the FCRMC which escalates to the CCC on matters relating to financial crime and fraud risk management. Line of Business Financial Crime Risk Management Committees ("LOB FCRMCs") are established to support the effective management of financial crime risk at the lines of business. The LoB FCRMCs are chaired by the respective line of business CEOs. We use a Financial Crime Risk Management Information Dashboard ("FCR MI Dashboard") to monitor risk and performance indicators of financial crime, including trends and potential gaps in the management of financial crime risk that require attention. Separate FCR MI Dashboards are produced monthly for each of the lines of business and for HSBC North America overall.
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
Reputational risk is a component of strategic risk and represents the risk arising from failure to meet stakeholder expectations as a result of any event, behavior, action or inaction, either by us, our employees, the HSBC Group or those with whom it is associated, that may cause stakeholders to form a negative view of us. This might also result in financial or non-financial impacts, loss of

HSBC USA Inc.

confidence or other consequences. The safeguarding of our reputation is of paramount importance to our continued prosperity and is the responsibility of every member of our staff. Reputational risk can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events. Our good reputation depends upon the way in which we conduct our business, but can also be affected by the way in which customers to whom we provide financial services conduct themselves.
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
Reputational risk is considered and assessed by the HSBC Group Management Board, the HSBC Group and local Board of Directors and senior management during the establishment of standards for all major aspects of business and the formulation of policy and products. These policies, which are an integral part of the internal control systems, are communicated through manuals and statements of policy, internal communication and training. The policies form the basis for operational procedures, as well as consideration of reputational risk in areas including money laundering deterrence, economic sanctions, environmental impact, anti-corruption measures, employee relations, inappropriate market conduct and breach of regulatory duty and requirements.
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
Model Risk Management In order to manage the risk of inappropriate or incorrect business decisions (e.g. customer conduct, financial crime, pricing, profit & loss and balance sheet and capital reporting, etc.) arising from models that have been inadequately designed, implemented or used; or that models do not perform in line with expectations and predictions, a comprehensive model risk management framework has been established that provides oversight and challenge to all models across HSBC North America. The framework includes a Model Standards Policy that aligns with model risk management regulations. A model inventory is maintained and updated on a semi-annual basis. In addition, a model risk measurement framework is used to measure, mitigate and monitor model risk. Model risk is managed on an ongoing basis as part of a Model Risk Committee, which is chaired by the CRO with representation from businesses and functions. The Independent Model Review ("IMR") team, which is part of the Model Risk Management function, is responsible for providing effective challenge to models and critical processes implemented for use within HSBC North America. Validations are conducted in-line with supervisory guidance on model risk management issued by the OCC and FRB as well as other applicable internal guidelines. IMR activities are segregated from the model development process to ensure that incentives are aligned with the function's role to challenge models and identify model limitations. The IMR process assesses model development, implementation, use, validation, and governance.

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
Delinquency Ratio – Two-months-and-over contractual delinquency expressed as a percentage of loans at a given date.
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
U.S. GAAP – Generally accepted accounting principles in the United States.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the years ended December 31, 2019, 2018 and 2017 included fees of $77 million, $72 million and $74 million, respectively.

	2019			2018			2017
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$13,850	$347	2.51%	$21,868	$440	2.01%	$38,811	$447	1.15%
Federal funds sold and securities purchased under resale agreements	6,372	226	3.55	6,309	205	3.25	7,263	222	3.06
Trading securities	21,707	291	1.34	13,369	213	1.59	10,646	209	1.96
Securities	49,625	1,188	2.39	45,433	1,131	2.49	47,492	952	2.01
Loans:
Commercial	51,296	2,089	4.07	47,826	1,840	3.85	50,474	1,511	2.99
Consumer:
Residential mortgages	17,563	622	3.54	17,416	604	3.47	17,418	583	3.35
Home equity mortgages	909	45	4.95	1,084	50	4.61	1,289	50	3.88
Credit cards	1,172	77	6.57	845	69	8.17	658	70	10.64
Other consumer	259	23	8.88	362	26	7.18	451	27	5.99
Total consumer	19,903	767	3.85	19,707	749	3.80	19,816	730	3.68
Total loans	71,199	2,856	4.01	67,533	2,589	3.83	70,290	2,241	3.19
Other	3,722	82	2.20	3,797	77	2.03	2,997	52	1.74
Total interest earning assets	$166,475	$4,990	3.00%	$158,309	$4,655	2.94%	$177,499	$4,123	2.32%
Allowance for credit losses	(609)			(573)			(888)
Cash and due from banks	1,251			1,140			1,112
Other assets	11,912			19,167			20,820
Total assets	$179,029			$178,043			$198,543
Liabilities and Equity
Domestic deposits:
Savings deposits	$47,652	$461.97%		$48,153	$319.66%		$49,635	$237.48%
Time deposits	26,833	743	2.77	22,372	557	2.49	22,709	357	1.57
Other interest bearing deposits	11,615	231	1.99	10,248	157	1.53	11,023	53.48
Foreign deposits:
Foreign banks deposits	4,215	28.66		4,304	19.44		6,302	36.57
Other interest bearing deposits	796	12	1.51	1,434	19	1.32	3,144	19.60
Deposits held for sale	1	—	.59	149	1.57		228	1.53
Total interest bearing deposits	91,112	1,475	1.62	86,660	1,072	1.24	93,041	703.76
Short-term borrowings	7,808	231	2.96	6,292	172	2.73	9,465	124	1.31
Long-term debt	30,102	1,137	3.78	31,433	1,123	3.57	37,155	998	2.69
Total interest bearing deposits and debt	129,022	2,843	2.20	124,385	2,367	1.90	139,661	1,825	1.31
Tax liabilities and other	985	35	3.55	1,347	36	2.67	1,284	25	1.95
Total interest bearing liabilities	$130,007	$2,878	2.21%	$125,732	$2,403	1.91%	$140,945	$1,850	1.31%
Net interest income/Interest rate spread		$2,112.79%			$2,252	1.03%		$2,273	1.01%
Noninterest bearing deposits	23,102			25,651			29,686
Other liabilities	7,176			6,695			7,149
Total equity	18,744			19,965			20,763
Total liabilities and equity	$179,029			$178,043			$198,543
Net interest margin on average earning assets			1.27%			1.42%			1.28%
Net interest income to average total assets			1.18%			1.26%			1.14%

HSBC USA Inc.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is included within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Risk Management section under the caption "Market Risk Management."

Item 8. Financial Statements and Supplementary Data

Our 2019 Financial Statements meet the requirements of Regulation S-X. The 2019 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of HSBC USA Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for classification and measurement of financial liabilities measured under the fair value option in 2017.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/  PricewaterhouseCoopers LLP
New York, New York
February 18, 2020

We have served as the Company's auditor since 2015.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2019	2018	2017
	(in millions)
Interest income:
Loans	$2,856	$2,589	$2,241
Securities	1,188	1,131	952
Trading securities	291	213	209
Short-term investments	573	645	669
Other	82	77	52
Total interest income	4,990	4,655	4,123
Interest expense:
Deposits	1,475	1,072	703
Short-term borrowings	231	172	124
Long-term debt	1,137	1,123	998
Other	35	36	25
Total interest expense	2,878	2,403	1,850
Net interest income	2,112	2,252	2,273
Provision for credit losses	195	(73)	(165)
Net interest income after provision for credit losses	1,917	2,325	2,438
Other revenues:
Credit card fees, net	67	50	46
Trust and investment management fees	132	135	156
Other fees and commissions	619	684	669
Trading revenue	591	625	354
Other securities gains, net	88	24	52
Servicing and other fees from HSBC affiliates	354	356	348
Gain (loss) on instruments designated at fair value and related derivatives	(13)	19	43
Other income	16	6	334
Total other revenues	1,854	1,899	2,002
Operating expenses:
Salaries and employee benefits	822	830	1,077
Support services from HSBC affiliates	1,638	1,603	1,549
Occupancy expense, net	197	185	202
Goodwill impairment (Note 9)	365	—	—
Other expenses	479	1,020	563
Total operating expenses	3,501	3,638	3,391
Income before income tax	270	586	1,049
Income tax expense	157	266	1,228
Net income (loss)	$113	$320	$(179)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2019	2018	2017
	(in millions)
Net income (loss)	$113	$320	$(179)
Net change in unrealized gains (losses), net of tax:
Investment securities	403	(220)	211
Fair value option liabilities attributable to our own credit spread	(310)	324	(193)
Derivatives designated as cash flow hedges	8	40	(7)
Pension and post-retirement benefit plans	(14)	8	2
Total other comprehensive income	87	152	13
Comprehensive income (loss)	$200	$472	$(166)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

At December 31,	2019	2018
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,744	$1,514
Interest bearing deposits with banks	2,038	15,700
Federal funds sold and securities purchased under agreements to resell	17,838	10,168
Trading assets (includes $336 million and $2.5 billion pledged to creditors at December 31, 2019 and 2018, respectively)	28,452	21,978
Securities available-for-sale (includes nil and $822 million pledged to creditors at December 31, 2019 and 2018, respectively)	35,663	31,379
Securities held-to-maturity (fair value of $13.4 billion and $14.4 billion at December 31, 2019 and 2018, respectively)	13,293	14,670
Loans	68,553	68,978
Less – allowance for credit losses	637	541
Loans, net	67,916	68,437
Loans held for sale (includes $178 million and $109 million designated under fair value option at December 31, 2019 and 2018, respectively)	289	512
Properties and equipment, net	177	158
Goodwill	1,242	1,607
Other assets	6,723	6,325
Total assets	$175,375	$172,448
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$24,132	$25,639
Interest bearing (includes $7.2 billion and $8.2 billion designated under fair value option at December 31, 2019 and 2018, respectively)	90,766	78,830
Foreign deposits:
Noninterest bearing	137	202
Interest bearing	4,658	6,274
Deposits held for sale	—	10
Total deposits	119,693	110,955
Short-term borrowings (includes $373 million and $560 million designated under fair value option at December 31, 2019 and 2018, respectively)	3,659	4,180
Long-term debt (includes $10.3 billion and $11.2 billion designated under fair value option at December 31, 2019 and 2018, respectively)	26,697	30,628
Total debt	150,049	145,763
Trading liabilities	3,235	3,643
Interest, taxes and other liabilities	3,835	2,536
Total liabilities	157,119	151,942
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both December 31, 2019 and 2018)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both December 31, 2019 and 2018)	—	—
Additional paid-in capital	15,736	18,136
Retained earnings	1,534	1,471
Accumulated other comprehensive loss	(279)	(366)
Total common equity	16,991	19,241
Total equity	18,256	20,506
Total liabilities and equity	$175,375	$172,448

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at December 31, 2019 and 2018. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 26, "Variable Interest Entities," for additional information.

HSBC USA Inc.

At December 31,	2019	2018
	(in millions)
Assets
Other assets	$98	$112
Total assets	$98	$112
Liabilities
Long-term debt	$—	$66
Interest, taxes and other liabilities	38	37
Total liabilities	$38	$103

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31,	2019	2018	2017
	(in millions, except share data)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in capital
Balance at beginning of period	18,136	18,130	18,148
Return of capital to parent	(2,400)	—	—
Employee benefit plans	—	6	(18)
Balance at end of period	15,736	18,136	18,130
Retained earnings
Balance at beginning of period	1,471	1,130	1,560
Cumulative effect adjustment to initially apply new accounting guidance for leases to recognize the previously deferred gain on the sale and leaseback of property, net of tax	27	—	—
Reclassification from accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	—	(4)	—
Cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously measured at cost, net of tax	—	10	—
Reclassification from accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Legislation")	—	91	—
Reclassification to accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	—	—	(174)
Balance at beginning of period, adjusted	1,498	1,227	1,386
Net income (loss)	113	320	(179)
Cash dividends declared on preferred stock	(77)	(76)	(77)
Balance at end of period	1,534	1,471	1,130
Accumulated other comprehensive loss
Balance at beginning of period	(366)	(431)	(618)
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax	—	4	—
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation	—	(91)	—
Reclassification from retained earnings of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	—	—	174
Balance at beginning of period, adjusted	(366)	(518)	(444)
Other comprehensive income, net of tax	87	152	13
Balance at end of period	(279)	(366)	(431)
Total common equity	16,991	19,241	18,829
Total equity	$18,256	$20,506	$20,094

Shares of preferred stock
Number of shares at beginning and end of period	1,265	1,265	1,265
Shares of common stock
Number of shares at beginning and end of period	714	714	714

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2019	2018	2017
	(in millions)
Cash flows from operating activities
Net income (loss)	$113	$320	$(179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	164	(80)	(112)
Goodwill impairment	365	—	—
Provision for credit losses	195	(73)	(165)
Deferred income tax provision	109	151	303
Net realized gains on securities available-for-sale	(88)	(24)	(52)
Net change in other assets and liabilities	1,846	(1,830)	(462)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(3,364)	(2,399)	(2,360)
Sales and collections of loans held for sale	3,271	2,850	2,522
Net change in trading assets and liabilities	(6,882)	(7,076)	671
Lower of amortized cost or fair value adjustments on loans held for sale	(1)	(5)	(18)
Loss (gain) on instruments designated at fair value and related derivatives	13	(19)	(43)
Net cash provided by (used in) operating activities	(4,259)	(8,185)	105
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	(7,670)	22,450	(2,596)
Securities available-for-sale:
Purchases of securities available-for-sale	(24,829)	(10,540)	(9,229)
Proceeds from sales of securities available-for-sale	12,878	5,169	14,196
Proceeds from maturities of securities available-for-sale	9,121	4,224	1,800
Securities held-to-maturity:
Purchases of securities held-to-maturity	(1,468)	(3,007)	(3,722)
Proceeds from maturities of securities held-to-maturity	2,803	2,276	2,512
Change in loans:
Originations, net of collections	(532)	2,527	(19)
Loans sold to third parties	1,209	758	2,183
Net cash used for acquisitions of properties and equipment	(61)	(17)	(36)
Net inflows (outflows) related to the sale of a portion of our Private Banking business	1	(515)	(320)
Other, net	119	50	549
Net cash provided by (used in) investing activities	(8,429)	23,375	5,318
Cash flows from financing activities
Net change in deposits	8,287	(6,928)	(10,290)
Debt:
Net change in short-term borrowings	(535)	(469)	(449)
Issuance of long-term debt	4,686	11,923	5,158
Repayment of long-term debt	(10,705)	(14,704)	(8,948)
Return of capital to parent	(2,400)	—	—
Other increases (decreases) in capital surplus	—	6	(18)
Dividends paid	(77)	(76)	(77)
Net cash used in financing activities	(744)	(10,248)	(14,624)
Net change in cash and due from banks and interest bearing deposits with banks	(13,432)	4,942	(9,201)
Cash and due from banks and interest bearing deposits with banks at beginning of period	17,214	12,272	21,473
Cash and due from banks and interest bearing deposits with banks at end of period	$3,782	$17,214	$12,272

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2019	2018	2017
	(in millions)
Supplemental disclosure of cash flow information
Interest paid during the period	$2,921	$2,350	$1,816
Net income taxes paid during the period	159	348	783
Supplemental disclosure of non-cash investing activities
Transfer of loans to held for sale, net	1,209	1,042	1,253
Fair value of properties added to real estate owned upon foreclosure	16	11	12

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	111	17	Income Taxes	155
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	112	18	Preferred Stock	157
3	Trading Assets and Liabilities	121	19	Accumulated Other Comprehensive Loss	158
4	Securities	122	20	Share-Based Plans	159
5	Loans	127	21	Pension and Other Postretirement Benefits	159
6	Allowance for Credit Losses	138	22	Fee Income from Contracts with Customers	161
7	Loans Held for Sale	139	23	Related Party Transactions	163
8	Properties and Equipment, Net	140	24	Business Segments	166
9	Goodwill	140	25	Retained Earnings and Regulatory Capital Requirements	172
10	Leases	141	26	Variable Interest Entities	173
11	Sale of Certain Private Banking Client Relationships	142	27	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	175
12	Deposits	143	28	Fair Value Measurements	180
13	Short-Term Borrowings	144	29	Litigation and Regulatory Matters	194
14	Long-Term Debt	145	30	Financial Statements of HSBC USA Inc. (Parent)	203
15	Derivative Financial Instruments	146	31	Subsequent Event	205
16	Fair Value Option	152

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
Through our subsidiaries, we offer a comprehensive range of consumer and commercial banking products and related financial services. HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"), our principal U.S. banking subsidiary, is a national banking association with branch offices and representative offices across the United States. In addition to our domestic offices, we maintain foreign branch offices, subsidiaries and/or representative offices in Europe, Asia and Latin America. HSBC Bank USA is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring transactions to meet clients' needs.

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
Cash and Cash Equivalents  For the purpose of reporting cash flows, cash and cash equivalents include both cash and due from banks and interest bearing deposits with banks, which are inclusive of any restricted cash. Restricted cash represents required reserve balances maintained with the Federal Reserve Bank as discussed further in Note 25, "Retained Earnings and Regulatory Capital Requirements."
Resale and Repurchase Agreements  We enter into purchases and borrowings of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) substantially identical securities. Resale and repurchase agreements are accounted for as secured lending and secured borrowing transactions, respectively.
With the exception of certain resale and repurchase agreements for which the fair value option has been elected and are further discussed in Note 16, "Fair Value Option," the amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the consolidated balance sheet at the amount advanced or borrowed, plus accrued interest to date. Interest earned on resale agreements is reported as interest income. Interest paid on repurchase agreements is reported as interest expense. We offset resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria as permitted by generally accepted accounting principles.
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
Debt securities that we have the ability and intent to hold to maturity are reported at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to yield over the contractual lives of the related securities. Beginning

HSBC USA Inc.

January 1, 2019, premiums for non-contingently callable debt securities are amortized to the earliest call date, rather than the contractual maturity date.
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
Beginning January 1, 2018, equity securities that are not classified as trading are reported in other assets and measured at fair value with changes in fair value recognized in other income. Equity securities that are not considered to have readily determinable fair values are carried at amortized cost, less impairment, adjusted for observable price changes. Prior to January 1, 2018, equity securities that were not classified as trading were reported in securities available-for-sale and measured at fair value with changes in fair value recognized in other comprehensive income or, for equity securities without readily determinable fair values, carried at amortized cost less impairment in other assets.
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
Nonrefundable fees related to lending activities other than direct loan origination are recognized in other revenues over the period in which the related service is provided. This includes fees associated with loan commitments, revolving credit facilities, standby letters of credit, loan syndication and other transaction based fees. Loan syndication fees received for managing a syndication and other transaction based fees are recognized at the point in time the transaction occurs. Fees associated with loan commitments, revolving credit facilities and standby letters of credit are recognized on a straight-line basis over the period the service is performed. In the event a loan commitment or standby letter of credit is exercised, the remaining unamortized fee is recognized as an adjustment to yield over the loan term. For additional information, as well as a full discussion of how revenue associated with all of our various fee-based activities is recognized, see Note 22, "Fee Income from Contracts with Customers."
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

HSBC USA Inc.

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

HSBC USA Inc.

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
Loans are generally categorized as nonaccruing when contractually delinquent for more than three months or in the opinion of management, reasonable doubt exists with respect to the ultimate collectibility of interest or principal based on certain factors including the period of time past due and adequacy of collateral. When classified as nonaccruing, any accrued interest recorded on the loan is generally deemed uncollectible and reversed against income. Interest income is subsequently recognized only to the extent of cash received until the loan is placed on accrual status. In instances where there is doubt as to collectibility of principal, interest payments received are applied to principal. Loans are not reclassified as accruing until interest and principal payments are current and future payments are reasonably assured.

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

HSBC USA Inc.

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
Loans Held for Sale  Loans are classified as held for sale when they are not expected to be held for the foreseeable future because of management's lack of intent to hold. With the exception of certain commercial loans for which the fair value option has been elected and are further discussed in Note 16, "Fair Value Option," loans classified as held for sale are recorded at the lower of amortized cost or estimated fair value, which is not in excess of their carrying value at the time of designation. Consumer loans are valued on an aggregate portfolio basis while commercial loans are generally valued on an individual loan basis. The fair value estimates of consumer loans are determined primarily using either observed market prices of instruments with similar characteristics or the discounted cash flow method with estimated inputs in prepayment rates, default rates, loss severity, and market rate of return. The fair value estimates of commercial loans held for sale are determined primarily using observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. For loans other than those classified as nonaccrual, interest income is determined by applying each loan's contractual rate to the loan's outstanding customer balance, exclusive of unearned income, deferred fees, deferred costs, premium and discount. Periodic adjustments to fair value are recognized in other income in the consolidated statement of income (loss).
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
Leases Beginning January 1, 2019, lease right-of-use ("ROU") assets and lease liabilities for operating leases are recognized at commencement date based on the present value of lease payments over the lease term, discounted using our incremental borrowing rate at the effective commencement date of each lease. Operating lease ROU assets are recorded in other assets while operating lease liabilities are recorded in interest, taxes and other liabilities. We have not entered into any finance leases.
Options to renew or terminate the lease are recognized as part of our ROU assets and liabilities when it is reasonably certain the options will be exercised. We have lease agreements that contain both lease and non-lease components, such as maintenance costs, which are accounted for separately. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments for real estate taxes, insurance, maintenance and utilities, which are generally based on our pro rata share of the total property, are not included in the measurement of the ROU assets or lease liabilities and are expensed as incurred. In addition, we do not recognize ROU assets or lease liabilities for short-term leases with a term of 12 months or less, which are also expensed as incurred. Prior to January 1, 2019, operating leases were not recognized on balance sheet.
Goodwill  Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from business combinations. Goodwill is not amortized, but is reviewed for impairment at a minimum on an annual basis at the reporting unit level using discounted cash flow and market approaches. The market approach focuses on valuation multiples for reasonably similar publicly traded companies and also considers recent market transactions, while the discounted cash flows method utilizes cash flow estimates based on recent internal forecasts and discount rates that we believe adequately reflect the risk and uncertainty in our internal forecasts and are appropriate based on the implicit market rates in current comparable transactions. Impairment is reviewed as of an interim date if circumstances indicate that it is more likely than not that the carrying amount of a reporting unit is above fair value. The carrying amount of a reporting unit is determined on the basis of capital invested in the unit including attributable goodwill. We determine the invested capital of a reporting unit by applying to the reporting unit's risk-weighted assets a capital charge consistent with the targets assigned and monitored through our capital management monitoring framework, and additionally, allocating to each reporting unit the remaining carrying amount of HUSI's net assets. Accordingly, the entire carrying amount of HUSI's net assets is allocated to our reporting units. Reporting units were identified based upon an analysis of each of

HSBC USA Inc.

our individual operating segments. A reporting unit is defined as an operating segment or any distinct, separately identifiable component one level below an operating segment for which complete, discrete financial information is available that management regularly reviews. We consider significant and long-term changes in industry and economic conditions to be examples of primary indicators of potential impairment.
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
Changes in the fair value of a derivative designated as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that has been designated as a cash flow hedge are recorded in accumulated other comprehensive loss, net of income taxes, and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives held for trading purposes or which do not qualify for hedge accounting are reported in current period earnings.
At the inception of each designated qualifying hedge, we formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions, the nature of the hedged risk, and how hedge effectiveness will be assessed. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess both at inception and on a quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. This assessment is conducted using statistical regression analysis.
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
In the case of a cash flow hedge, if the previously hedged item is sold or extinguished, the basis adjustment to the underlying asset or liability or any remaining unamortized accumulated other comprehensive loss balance will be reclassified to current period earnings.
In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the consolidated balance sheet, with changes in its fair value recognized in current period earnings unless redesignated in a qualifying cash flow hedge.
Interest Rate Lock Commitments  We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). The interest rate lock commitments on residential mortgage loans that are classified as held for sale are considered to be derivatives and are recorded at fair value in other assets or other liabilities in the consolidated balance sheet. Changes in fair value are recorded as a component of other income in the consolidated statement of income (loss).
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
New Accounting Pronouncements
The following new accounting pronouncements were adopted effective January 1, 2019:

•
Leases In February 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") which requires a lessee to recognize a lease liability and a ROU asset on its balance sheet for all leases, including operating leases. Lease classification is still performed, with any lease classified as a finance lease reported as a financing transaction. The ASU does not substantially change lessor accounting. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and c) expanding disclosures to provide quantitative and qualitative information about lease transactions. The adoption of this guidance resulted in a gross-up of our balance sheet of approximately $780 million as a result of recognizing lease liabilities and corresponding ROU assets for operating leases upon adoption as of January 1, 2019. In accordance with the new guidance, we elected the short-term lease exemption for all leases with a term of 12 months or less and, therefore, do not recognize ROU assets or lease liabilities for short-term leases. The adoption of this guidance also required a cumulative effect adjustment to the consolidated balance sheet to recognize the previously deferred gain on the sale and leaseback of our 452 Fifth Avenue property, which resulted in an increase in retained earnings of $27 million, after tax, as of January 1, 2019. The adoption of this guidance did not result in material changes to the recognition of operating lease expense. See Note 10, "Leases," for the new disclosures required by this standard.

•
Premium Amortization on Purchased Callable Debt Securities In March 2017, the FASB issued an ASU that shortens the premium amortization period for purchased non-contingently callable debt securities by requiring the premium to be amortized to the earliest call date, rather than the contractual maturity date. After the earliest call date, if the call option is

HSBC USA Inc.

not exercised, the effective yield will be reset using the payment terms of the debt security. The new guidance does not change the discount amortization period for purchased debt securities. The discount continues to be amortized to the contractual maturity date. The adoption of this guidance did not have a material impact on our consolidated financial statements.

•
Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities In August 2017, the FASB issued an ASU amending its hedge accounting guidance to expand an entity's ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk and ease the requirements for effectiveness testing and hedge documentation. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also requires expanded disclosures. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 15, "Derivative Financial Instruments," for additional information, including the new disclosures required by this standard.

•
Goodwill Impairment Testing In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test. Under step two, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will now be measured at the amount by which a reporting unit's carrying amount exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. We elected to early adopt this guidance in conjunction with completing our annual impairment test of goodwill during the third quarter of 2019. See Note 9, "Goodwill," for a discussion of the results of our annual goodwill impairment testing.

•
Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Excluding Eliminated and Amended Disclosures) In August 2018, the FASB issued an ASU that adds certain disclosure requirements for fair value measurements. We elected to early adopt the new guidance during the third quarter of 2019. While adoption of this guidance resulted in changes to our existing disclosures, it did not have any additional impact on our consolidated financial statements. See Note 28, "Fair Value Measurements," for the new disclosures required by this standard. We previously elected to early adopt the new guidance related to the eliminated and amended disclosure requirements in the fourth quarter of 2018.

The following are accounting pronouncements which will be adopted in future periods:

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that will significantly change measurement of credit losses. The ASU requires recognition of lifetime expected credit losses for loans, securities held-to-maturity, off-balance sheet credit exposures and certain other financial assets reported at amortized cost. In addition, the new guidance requires inclusion of expected recoveries of amounts previously written off, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in scope financial assets (including collateral-dependent assets). For available-for-sale debt securities where fair value is less than cost, the ASU requires that credit-related impairment, if any, be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. Modeling and economic forecasting requirements of the ASU are new and extensive, and the ASU's requirements differ significantly from the IFRS credit loss reporting that we implemented in 2018 for reporting to HSBC. Beginning in 2020, we will estimate lifetime expected credit losses over a two-year reasonable and supportable forecast period using the weighted-average of three forward-looking economic scenarios, and will revert to long term historical averages to cover the remaining contractual life of a product. The ASU is effective beginning January 1, 2020. The adoption of this guidance requires a cumulative effect adjustment to retained earnings as of January 1, 2020, which we currently anticipate will result in the following approximate impacts:

◦	a decrease in our allowance for credit losses on funded loans of $167 million;

◦	an increase in our liability for off-balance sheet credit exposures of $54 million; and

◦	including but not limited to the items above, an increase in retained earnings of $82 million, net of tax.
The decrease in our allowance for credit losses on loans was driven by a decrease of approximately $124 million for commercial loans reflecting the impact of their short contractual maturities and the benign credit environment as well as a decrease of approximately $43 million for consumer loans as the impact of their lifetime losses was more than offset by expected recoveries of previous charge-offs of collateral-dependent residential mortgages. The liability for off-balance sheet credit exposures increased reflecting the inclusion of lifetime losses for expected funding over the remaining life of the exposures. The allowance for credit losses established on other financial assets was not material. The impact of the adoption of the ASU is an estimate and is subject to change.
In conjunction with our adoption of this guidance, we also elected fair value option on certain student loans held for investment and recorded a separate cumulative effect adjustment to write-up these loans to fair value which resulted in an increase in retained earnings of $2 million, after tax, as of January 1, 2020.

HSBC USA Inc.

There have been no additional accounting pronouncements issued that are expected to have or could have a material impact on our financial position or results of operations.

3.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

At December 31,	2019	2018
	(in millions)
Trading assets:
U.S. Treasury	$6,763	$5,368
U.S. Government agency issued or guaranteed	18	111
U.S. Government sponsored enterprises	20	41
Asset-backed securities	168	208
Corporate and foreign bonds	10,826	10,562
Equity securities	5,693	751
Precious metals	1,909	1,889
Derivatives, net	3,055	3,048
Total trading assets	$28,452	$21,978
Trading liabilities:
Securities sold, not yet purchased	$1,182	$738
Payables for precious metals	124	215
Derivatives, net	1,929	2,690
Total trading liabilities	$3,235	$3,643
At December 31, 2019 and 2018, the fair value of derivatives included in trading assets is net of $2,538 million and $2,013 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At December 31, 2019 and 2018, the fair value of derivatives included in trading liabilities is net of $4,351 million and $3,458 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 15, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

4. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$16,219	$128	$(269)	$16,078
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,358	57	(13)	3,402
Collateralized mortgage obligations	345	3	(1)	347
Direct agency obligations	1,382	21	—	1,403
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,009	29	(41)	9,997
Collateralized mortgage obligations	741	10	(4)	747
Direct agency obligations	254	6	—	260
Asset-backed securities collateralized by:
Home equity	34	—	(2)	32
Other	108	3	—	111
Foreign debt securities(1)	3,282	4	—	3,286
Total available-for-sale securities	$35,732	$261	$(330)	$35,663
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,632	$22	$(1)	$1,653
Collateralized mortgage obligations	1,418	40	(4)	1,454
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,004	17	—	3,021
Collateralized mortgage obligations	7,227	85	(22)	7,290
Obligations of U.S. states and political subdivisions	10	1	—	11
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$13,293	$165	$(27)	$13,431

HSBC USA Inc.

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,549	$106	$(365)	$13,290
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,541	6	(154)	5,393
Collateralized mortgage obligations	686	1	(35)	652
Direct agency obligations	2,831	37	(2)	2,866
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,442	1	(171)	4,272
Collateralized mortgage obligations	1,140	9	(29)	1,120
Direct agency obligations	295	9	—	304
Asset-backed securities collateralized by:
Home equity	44	—	(2)	42
Other	102	5	—	107
Foreign debt securities(1)	3,330	3	—	3,333
Total available-for-sale securities	$31,960	$177	$(758)	$31,379
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,812	$1	$(34)	$1,779
Collateralized mortgage obligations	1,878	34	(26)	1,886
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,104	2	(63)	2,043
Collateralized mortgage obligations	8,863	35	(176)	8,722
Obligations of U.S. states and political subdivisions	11	—	—	11
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$14,670	$72	$(299)	$14,443

(1)	Foreign debt securities represent public sector entity, bank or corporate debt.
Net unrealized losses improved within the available-for-sale portfolio as compared with December 31, 2018 due primarily to decreasing yields on U.S. Government sponsored mortgage-backed, U.S. Government agency mortgage-backed and U.S. Treasury securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at December 31, 2019 and 2018 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
December 31, 2019	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	22	$(61)	$4,034	28	$(208)	$4,962
U.S. Government sponsored enterprises	18	(8)	772	83	(6)	672
U.S. Government agency issued or guaranteed	27	(4)	1,961	50	(41)	2,508
Asset-backed securities	—	—	—	5	(2)	33
Foreign debt securities	11	—	1,238	5	—	292
Securities available-for-sale	78	$(73)	$8,005	171	$(257)	$8,467
Securities held-to-maturity:
U.S. Government sponsored enterprises	15	$—	$63	76	$(5)	$522
U.S. Government agency issued or guaranteed	46	(3)	887	274	(19)	1,705
Obligations of U.S. states and political subdivisions	1	—	—	1	—	—
Securities held-to-maturity	62	$(3)	$950	351	$(24)	$2,227

	One Year or Less			Greater Than One Year
December 31, 2018	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	8	$(12)	$1,013	41	$(353)	$8,828
U.S. Government sponsored enterprises	55	(6)	538	159	(185)	3,698
U.S. Government agency issued or guaranteed	8	(2)	106	72	(198)	4,825
Asset-backed securities	1	—	—	4	(2)	42
Foreign debt securities	16	—	1,724	—	—	—
Securities available-for-sale	88	$(20)	$3,381	276	$(738)	$17,393
Securities held-to-maturity:
U.S. Government sponsored enterprises	103	$(8)	$684	511	$(52)	$1,739
U.S. Government agency issued or guaranteed	111	(14)	769	491	(225)	7,372
Obligations of U.S. states and political subdivisions	1	—	—	1	—	—
Securities held-to-maturity	215	$(22)	$1,453	1,003	$(277)	$9,111
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At December 31, 2019 and 2018, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities.

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
During 2019, 2018 and 2017, none of our debt securities were determined to have other-than-temporary impairment, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Year Ended December 31,	2019	2018	2017
	(in millions)
Gross realized gains	$148	$54	$65
Gross realized losses	(60)	(30)	(13)
Net realized gains	$88	$24	$52

HSBC USA Inc.

Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2019 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at December 31, 2019, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2019.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$5,695	1.87%	$7,199	1.60%	$3,325	2.62%
U.S. Government sponsored enterprises	725	2.82	168	3.12	1,953	2.74	2,239	2.90
U.S. Government agency issued or guaranteed	—	—	79	2.18	—	—	10,925	2.63
Asset-backed securities	—	—	—	—	58	5.19	84	3.71
Foreign debt securities	2,032.50		1,250	2.17	—	—	—	—
Total amortized cost	$2,757	1.11%	$7,192	1.96%	$9,210	1.86%	$16,573	2.67%
Total fair value	$2,762		$7,234		$9,122		$16,545
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$482	2.66%	$551	2.30%	$2,017	3.16%
U.S. Government agency issued or guaranteed	—	—	13	3.74	19	3.48	10,199	2.63
Obligations of U.S. states and political subdivisions	—	—	6	3.50	4	4.45	—	—
Asset-backed securities	—	—	—	—	—	—	2	7.50
Total amortized cost	$—	—%	$501	2.69%	$574	2.35%	$12,218	2.72%
Total fair value	$—		$506		$577		$12,348
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

At December 31,	2019	2018
	(in millions)
Equity securities carried at fair value	$283	$278
Equity securities without readily determinable fair values	12	7
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. At December 31, 2019 and 2018, none of our equity securities without readily determinable fair values were determined to be impaired.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $110 million and $559 million, respectively, at December 31, 2019 and $156 million and $631 million, respectively, at December 31, 2018.

HSBC USA Inc.

5. Loans

Loans consisted of the following:

At December 31,	2019	2018
	(in millions)
Commercial loans:
Real estate, including construction	$11,501	$11,344
Business and corporate banking	13,479	13,066
Global banking(1)	17,915	20,167
Other commercial:
Affiliates(2)	2,343	2,274
Other	2,973	2,491
Total other commercial	5,316	4,765
Total commercial	48,211	49,342
Consumer loans:
Residential mortgages	17,801	17,383
Home equity mortgages	853	982
Credit cards	1,405	1,019
Other consumer	283	252
Total consumer	20,342	19,636
Total loans	$68,553	$68,978

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.

(2)	See Note 23, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5 percent of total equity at either December 31, 2019 or 2018.
Net deferred origination costs totaled $79 million and $77 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, we had a net unamortized premium on our loans of $3 million and $11 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at December 31, 2019 and 2018. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At December 31, 2019	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$7	$1	$8	$11,493	$11,501
Business and corporate banking	60	35	95	13,384	13,479
Global banking	—	—	—	17,915	17,915
Other commercial	22	—	22	5,294	5,316
Total commercial	89	36	125	48,086	48,211
Consumer loans:
Residential mortgages	342	272	614	17,187	17,801
Home equity mortgages	10	24	34	819	853
Credit cards	24	24	48	1,357	1,405
Other consumer	5	5	10	273	283
Total consumer	381	325	706	19,636	20,342
Total loans	$470	$361	$831	$67,722	$68,553

	Past Due		Total Past Due 30 Days or More
At December 31, 2018	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$76	$3	$79	$11,265	$11,344
Business and corporate banking	79	38	117	12,949	13,066
Global banking	—	—	—	20,167	20,167
Other commercial	15	—	15	4,750	4,765
Total commercial	170	41	211	49,131	49,342
Consumer loans:
Residential mortgages	469	254	723	16,660	17,383
Home equity mortgages	14	27	41	941	982
Credit cards	13	14	27	992	1,019
Other consumer	5	5	10	242	252
Total consumer	501	300	801	18,835	19,636
Total loans	$671	$341	$1,012	$67,966	$68,978

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Contractual Maturities  Contractual maturities of loans outstanding at December 31, 2019 were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Commercial loans:
Real estate, including construction	$4,517	$1,676	$1,712	$1,609	$1,515	$472	$11,501
Business and corporate banking	5,293	1,964	2,006	1,885	1,775	556	13,479
Global banking	7,157	2,610	2,667	2,506	2,238	737	17,915
Other commercial	2,088	775	791	744	700	218	5,316
Consumer loans:
Residential mortgages	393	504	501	509	518	15,376	17,801
Home equity mortgages(1)	356	189	114	70	45	79	853
Credit cards(2)	—	1,405	—	—	—	—	1,405
Other consumer	110	133	16	9	6	9	283
Total	$19,914	$9,256	$7,807	$7,332	$6,797	$17,447	$68,553

(1)	Home equity mortgage maturities reflect estimates based on historical payment patterns.

(2)	As credit card receivables do not have stated maturities, the table reflects an average estimate based on historical payment patterns.
As a substantial portion of consumer loans, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections. The following table summarizes contractual maturities of loans outstanding at December 31, 2019 due after one year by repricing characteristic:

December 31, 2019	After One But Within Five Years	After Five Years
	(in millions)
Receivables at predetermined interest rates	$1,733	$4,929
Receivables at floating or adjustable rates	29,459	12,518
Total	$31,192	$17,447

HSBC USA Inc.

Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans 90 days or more delinquent, consisted of the following:

At December 31,	2019	2018
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$6	$7
Business and corporate banking	82	70
Global banking	149	65
Other commercial	—	1
Total commercial	237	143
Consumer:
Residential mortgages(1)(2)(3)	381	341
Home equity mortgages(1)(2)	46	55
Total consumer	427	396
Total nonaccruing loans	664	539
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	24	14
Other consumer	5	6
Total consumer	29	20
Total accruing loans contractually past due 90 days or more	30	21
Total nonperforming loans	$694	$560

(1)	At both December 31, 2019 and 2018, nonaccrual consumer mortgage loans include $289 million of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
Nonaccrual consumer mortgage loans include all loans which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(3)
Nonaccrual consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association. Repayment of these loans is predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our consumer loan portfolio.

The following table provides additional information on our nonaccrual loans:

Year Ended December 31,	2019	2018	2017
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$35	$46	$68
Interest income that was recorded on nonaccrual loans and included in interest income during the period	15	31	24

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans, which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. TDR Loans are reserved for primarily based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, which generally results in a higher reserve requirement for these loans, or as a practical expedient, the fair value of the collateral if the loan is collateral dependent or, for commercial loans, the observable market price if the loan is traded in the market. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During 2019, a $12 million commercial loan met this criterion and was removed from TDR Loan classification. There were no loans removed from TDR Loan classification during 2018 and 2017.
The following table presents information about loans which were modified during 2019, 2018 and 2017 and as a result of this action became classified as TDR Loans:

Year Ended December 31,	2019	2018	2017
	(in millions)
Commercial loans:
Business and corporate banking	$—	$6	$40
Global banking	—	—	160
Total commercial	—	6	200
Consumer loans:
Residential mortgages	8	26	34
Home equity mortgages	1	5	9
Credit cards	3	4	4
Total consumer	12	35	47
Total	$12	$41	$247
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during 2019, 2018 and 2017 was 2.18 percent, 1.93 percent and 1.91 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	December 31, 2019		December 31, 2018
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)(2)
Commercial loans:
Business and corporate banking	$36	$61	$68	$86
Global banking	68	78	113	119
Total commercial(3)	104	139	181	205
Consumer loans:
Residential mortgages(4)	580	663	640	730
Home equity mortgages(4)	32	60	35	65
Credit cards	4	4	3	4
Total consumer	616	727	678	799
Total TDR Loans(5)	$720	$866	$859	$1,004
Allowance for credit losses for TDR Loans:(6)
Commercial loans:
Business and corporate banking	$1		$12
Global banking	—		—
Total commercial	1		12
Consumer loans:
Residential mortgages	4		3
Home equity mortgages	1		1
Credit cards	1		1
Total consumer	6		5
Total allowance for credit losses for TDR Loans	$7		$17

(1)
TDR Loans are considered to be impaired loans. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $164 million and $54 million at December 31, 2019 and 2018, respectively.

(2)	The carrying value of TDR Loans includes basis adjustments on the loans, such as partial charge-offs.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $222 million and $151 million at December 31, 2019 and 2018, respectively.

(4)
At December 31, 2019 and 2018, the carrying value of consumer mortgage TDR Loans includes $557 million and $615 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	At December 31, 2019 and 2018, the carrying value of TDR Loans includes $230 million and $286 million, respectively, of loans which are classified as nonaccrual.

(6)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

Year Ended December 31,	2019	2018	2017
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Real estate, including construction	$—	$—	$19
Business and corporate banking	55	122	246
Global banking	81	124	154
Total commercial	136	246	419
Consumer loans:
Residential mortgages	608	660	704
Home equity mortgages	33	35	31
Credit cards	4	4	4
Total consumer	645	699	739
Total average balance of TDR Loans	$781	$945	$1,158
Interest income recognized on TDR Loans:
Commercial loans:
Business and corporate banking	$2	$12	$7
Global banking	2	3	2
Total commercial	4	15	9
Consumer loans:
Residential mortgages	26	27	28
Home equity mortgages	2	2	2
Total consumer	28	29	30
Total interest income recognized on TDR Loans	$32	$44	$39
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the years ended December 31, 2019, 2018 and 2017:

Year Ended December 31,	2019	2018	2017
	(in millions)
Consumer loans:
Residential mortgages	$3	$8	$9
Home equity mortgages	—	2	2
Total consumer	$3	$10	$11
During the years ended December 31, 2019, 2018 and 2017, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At December 31, 2019
Real estate, including construction	$2	$3	$5	$—	$5
Business and corporate banking	57	33	90	23	109
Global banking	32	141	173	15	183
Total commercial	$91	$177	$268	$38	$297
At December 31, 2018
Real estate, including construction	$3	$3	$6	$1	$6
Business and corporate banking	58	37	95	18	109
Global banking	—	133	133	—	140
Other commercial	—	1	1	—	1
Total commercial	$61	$174	$235	$19	$256

(1)	Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $104 million and $181 million at December 31, 2019 and 2018, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

Year Ended December 31,	2019	2018	2017
	(in millions)
Average balance of impaired commercial loans:
Real estate, including construction	$5	$9	$32
Business and corporate banking	111	200	304
Global banking	127	239	554
Other commercial	—	—	4
Total average balance of impaired commercial loans	$243	$448	$894
Interest income recognized on impaired commercial loans:
Business and corporate banking	$4	$15	$9
Global banking	3	7	2
Total interest income recognized on impaired commercial loans	$7	$22	$11

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At December 31, 2019
Real estate, including construction	$516	$203	$—	$719
Business and corporate banking	467	386	23	876
Global banking	184	196	15	395
Other commercial	11	—	—	11
Total commercial	$1,178	$785	$38	$2,001
At December 31, 2018
Real estate, including construction	$452	$93	$4	$549
Business and corporate banking	193	314	15	522
Global banking	262	277	—	539
Other commercial	—	1	—	1
Total commercial	$907	$685	$19	$1,611
Nonperforming  The following table summarizes the status of our commercial loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2019
Real estate, including construction	$11,495	$6	$—	$11,501
Business and corporate banking	13,396	82	1	13,479
Global banking	17,766	149	—	17,915
Other commercial	5,316	—	—	5,316
Total commercial	$47,973	$237	$1	$48,211
At December 31, 2018
Real estate, including construction	$11,337	$7	$—	$11,344
Business and corporate banking	12,995	70	1	13,066
Global banking	20,102	65	—	20,167
Other commercial	4,764	1	—	4,765
Total commercial	$49,198	$143	$1	$49,342

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At December 31, 2019
Real estate, including construction	$6,332	$5,169	$11,501
Business and corporate banking	6,029	7,450	13,479
Global banking	12,981	4,934	17,915
Other commercial	4,649	667	5,316
Total commercial	$29,991	$18,220	$48,211
At December 31, 2018
Real estate, including construction	$6,769	$4,575	$11,344
Business and corporate banking	5,674	7,392	13,066
Global banking	14,764	5,403	20,167
Other commercial	3,990	775	4,765
Total commercial	$31,197	$18,145	$49,342

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans ("delinquency ratio") for our consumer loan portfolio:

	December 31, 2019		December 31, 2018
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$350	1.96%	$347	1.99%
Home equity mortgages(1)(2)	25	2.93	30	3.05
Credit cards	34	2.42	20	1.96
Other consumer	7	2.47	8	2.62
Total consumer	$416	2.04%	$405	2.05%

(1)
At December 31, 2019 and 2018, consumer mortgage loan delinquency includes $256 million and $254 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)	At December 31, 2019 and 2018, consumer mortgage loans include $142 million and $125 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2019
Residential mortgages	$17,420	$381	$—	$17,801
Home equity mortgages	807	46	—	853
Credit cards	1,381	—	24	1,405
Other consumer	278	—	5	283
Total consumer	$19,886	$427	$29	$20,342
At December 31, 2018
Residential mortgages	$17,042	$341	$—	$17,383
Home equity mortgages	927	55	—	982
Credit cards	1,005	—	14	1,019
Other consumer	246	—	6	252
Total consumer	$19,220	$396	$20	$19,636
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At December 31, 2019 and 2018, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,362 million and $3,208 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

6.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product or line of business during the years ended December 31, 2019, 2018 and 2017:

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Year Ended December 31, 2019
Allowance for credit losses – beginning of period	$116	$219	$108	$15	$13	$7	$58	$5	$541
Provision charged (credited) to income	37	62	1	(6)	(3)	(2)	101	5	195
Charge-offs	—	(45)	(3)	—	(8)	(4)	(60)	(5)	(125)
Recoveries	—	3	—	—	10	5	6	2	26
Net (charge-offs) recoveries	—	(42)	(3)	—	2	1	(54)	(3)	(99)
Allowance for credit losses – end of period	$153	$239	$106	$9	$12	$6	$105	$7	$637
Ending balance: collectively evaluated for impairment	$153	$216	$91	$9	$8	$5	$104	$7	$593
Ending balance: individually evaluated for impairment	—	23	15	—	4	1	1	—	44
Total allowance for credit losses	$153	$239	$106	$9	$12	$6	$105	$7	$637

Loans:
Collectively evaluated for impairment(1)	$11,496	$13,389	$17,742	$5,316	$16,955	$798	$1,401	$283	$67,380
Individually evaluated for impairment(2)	5	90	173	—	51	4	4	—	327
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	795	51	—	—	846
Total loans	$11,501	$13,479	$17,915	$5,316	$17,801	$853	$1,405	$283	$68,553

Year Ended December 31, 2018
Allowance for credit losses – beginning of period	$82	$244	$264	$18	$25	$11	$32	$5	$681
Provision charged (credited) to income	34	(31)	(109)	(3)	(18)	(3)	55	2	(73)
Charge-offs	—	(41)	(48)	—	(7)	(7)	(35)	(4)	(142)
Recoveries	—	47	1	—	13	6	6	2	75
Net (charge-offs) recoveries	—	6	(47)	—	6	(1)	(29)	(2)	(67)
Allowance for credit losses – end of period	$116	$219	$108	$15	$13	$7	$58	$5	$541
Ending balance: collectively evaluated for impairment	$115	$201	$108	$15	$10	$6	$57	$5	$517
Ending balance: individually evaluated for impairment	1	18	—	—	3	1	1	—	24
Total allowance for credit losses	$116	$219	$108	$15	$13	$7	$58	$5	$541

Loans:
Collectively evaluated for impairment(1)	$11,338	$12,971	$20,034	$4,764	$16,486	$919	$1,016	$252	$67,780
Individually evaluated for impairment(2)	6	95	133	1	56	4	3	—	298
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	841	59	—	—	900
Total loans	$11,344	$13,066	$20,167	$4,765	$17,383	$982	$1,019	$252	$68,978

HSBC USA Inc.

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Year Ended December 31, 2017
Allowance for credit losses – beginning of period	$92	$317	$508	$13	$26	$20	$34	$7	$1,017
Provision charged (credited) to income	(3)	(59)	(116)	6	(7)	(8)	22	—	(165)
Charge-offs	(7)	(37)	(141)	(1)	(4)	(6)	(30)	(4)	(230)
Recoveries	—	23	13	—	10	5	6	2	59
Net (charge-offs) recoveries	(7)	(14)	(128)	(1)	6	(1)	(24)	(2)	$(171)
Allowance for credit losses – end of period	$82	$244	$264	$18	$25	$11	$32	$5	$681
Ending balance: collectively evaluated for impairment	$82	$199	$182	$18	$18	$10	$31	$5	$545
Ending balance: individually evaluated for impairment	—	45	82	—	7	1	1	—	136
Total allowance for credit losses	$82	$244	$264	$18	$25	$11	$32	$5	$681

Loans:
Collectively evaluated for impairment(1)	$10,522	$12,254	$19,651	$9,910	$16,308	$1,121	$717	$343	$70,826
Individually evaluated for impairment(2)	11	250	437	—	57	4	4	—	763
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	908	66	—	—	974
Total loans	$10,533	$12,504	$20,088	$9,910	$17,273	$1,191	$721	$343	$72,563

(1)
Other commercial includes loans to HSBC affiliates totaling $2,343 million, $2,274 million and $6,750 million at December 31, 2019, 2018 and 2017, respectively, for which we do not carry an associated allowance for credit losses.

(2)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $557 million, $615 million and $655 million at December 31, 2019, 2018 and 2017, respectively.

7. Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2019	2018
	(in millions)
Commercial loans:
Real estate, including construction	$83	$27
Business and corporate banking	35	—
Global banking	94	367
Total commercial	212	394
Consumer loans:
Residential mortgages	77	65
Other consumer	—	53
Total consumer	77	118
Total loans held for sale	$289	$512
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold

HSBC USA Inc.

as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $178 million and $109 million at December 31, 2019 and 2018, respectively. See Note 16, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $34 million and $285 million at December 31, 2019 and 2018, respectively. During 2019, we recorded no lower of amortized cost or fair value adjustments on commercial loans held for sale. During both 2018 and 2017, we reversed $5 million of the lower of amortized cost or fair value adjustments previously recorded on commercial loans held for sale as a component of other income in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing.
Consumer Loans Included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income in the consolidated statement of income (loss).
During the first quarter of 2019, we transferred $53 million of student loans that were previously classified as other consumer loans held for sale to held for investment as we now intend to hold these loans for the foreseeable future.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Beginning with 2018 applications, interest rate risk for agency-eligible residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income in the consolidated statement of income (loss), was a loss of $1 million during both 2019 and 2018, respectively. Prior to 2018 applications, PHH Mortgage Corporation ("PHH Mortgage") was obligated to purchase agency-eligible residential mortgage loans from us directly upon origination and, as such, we retained none of the risk of market changes in mortgage rates for these loans purchased by PHH Mortgage.
Valuation Allowances Excluding the commercial loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $2 million and $4 million at December 31, 2019 and 2018, respectively. The valuation allowance on commercial loans held for sale was nil and $3 million at December 31, 2019 and 2018, respectively.

8. Properties and Equipment, Net

Properties and equipment, net is summarized in the following table:

At December 31,	2019	2018
	(in millions)
Land	$8	$8
Buildings and improvements	642	619
Furniture and equipment	151	145
Total	801	772
Accumulated depreciation and amortization	(624)	(614)
Properties and equipment, net	$177	$158
Depreciation and amortization expense totaled $43 million, $44 million and $51 million in 2019, 2018 and 2017, respectively.

9. Goodwill

As discussed further in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," during the third quarter of 2019, we adopted new accounting guidance and removed the second step of the goodwill impairment test. Under step two, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. As a result, goodwill impairment is now measured at the amount by which a reporting unit's carrying amount exceeds its fair value, with any impairment charge limited to the carrying amount of goodwill.
Goodwill was $1,242 million and $1,607 million at December 31, 2019 and 2018, respectively. Goodwill for these periods reflects accumulated impairment losses of $1,035 million and $670 million, respectively.

HSBC USA Inc.

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
In September 2019, in connection with the development of its 2020 five-year operating plan, HSBC USA prepared updated cash flow projections, resulting in a reduction in the long-term forecasts of profitability as compared to prior forecasts. These projections were reviewed by senior management in early October in connection with the preparation of our third quarter financial statements and it was determined that these forecasts represented our best estimate of future profitability and would be used to conduct our annual goodwill impairment test. We completed our annual impairment test of goodwill utilizing cash flow projections based on these forecasts under a present value approach and, in conjunction with valuation estimates determined under a market approach, concluded that the fair value of our Commercial Banking and Private Banking reporting units exceeded or approximated their carrying values, including goodwill. However, the cash flow projections for our Retail Banking and Wealth Management reporting unit were significantly lower for the reasons discussed above as well as higher levels of allocated capital and, in conjunction with valuation estimates determined under a market approach, resulted in a fair value that was significantly lower than its book value, including goodwill. As a result, we recorded a non-cash impairment charge of $365 million in the third quarter of 2019, representing a portion of the $737 million of goodwill previously allocated to this reporting unit.
During the fourth quarter of 2019, there were no events or changes in circumstances to indicate that it is more likely than not the fair values of any of our reporting units have reduced below their respective carrying amounts.

10. Leases

We have entered into operating leases for premises and equipment. As discussed more fully in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," beginning January 1, 2019, lease ROU assets and lease liabilities for operating leases are recognized at effective commencement date based on the present value of lease payments over the lease term.
The following table summarizes the components of total operating lease costs, net and provides supplemental cash flow information related to leases:

Year Ended December 31, 2019
(in millions)
Operating lease cost	$136
Variable lease cost	63
Short-term lease cost	4
Sublease income(1)	(60)
Total operating lease costs, net	$143

Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$126
ROU assets recognized for new operating lease liabilities	132

(1)
We have entered into agreements to sublease certain office space, including agreements to receive rental income from our affiliates for rent. As owner or lessee of the properties, we have entered into agreements with these affiliates to charge them rent based on the office space utilized by their employees during the period. See Note 23, "Related Party Transactions," for further disclosure.

In addition to the operating lease costs reflected in the table above, during the fourth quarter of 2019, we began a review of the scope of our retail branch network and determined that we would exit approximately 20 branches. As a result, we recorded impairment charges of $13 million in the fourth quarter of 2019 to write down the lease ROU assets associated with these branches based on their estimated remaining useful lives. These impairment charges are reflected in occupancy expense, net in the consolidated statement of income (loss) and were reported in our Corporate Center business segment for segment reporting purposes.

HSBC USA Inc.

The following table presents information about our operating lease ROU assets and liabilities:

December 31, 2019
(dollars are in millions)
Operating lease ROU assets(1)	$719
Operating lease liabilities	783
Weighted-average remaining lease term	7.2 years
Weighted-average discount rate	3.1%

(1)	Reported net of level lease adjustments, exit cost obligations and accumulated impairment losses.
The following table presents a maturity analysis of our operating lease liabilities at December 31, 2019:

Year Ending December 31,
(in millions)
2020	$133
2021	138
2022	135
2023	130
2024	124
Thereafter	228
Total future operating lease payments	888
Less - imputed interest	(105)
Total operating lease liabilities	$783
At December 31, 2019, we had $15 million of additional operating leases for premises that have not yet commenced and are not reflected in the table above.
For comparative periods prior to the adoption of the new accounting guidance on January 1, 2019, we have retained the following disclosures as previously reported. Net rental expense under operating leases, which did not include certain variable lease costs, was $103 million and $94 million in 2018 and 2017, respectively.
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

11. Sale of Certain Private Banking Client Relationships

In August 2017, our Private Banking business entered into an agreement to refer parts of its Latin America portfolio, consisting primarily of clients based in areas where we do not have a corporate presence, including Central America and the Andean Pact, to UBS Wealth Management Americas ("UBS") for a period of two years, which concluded during the third quarter of 2019. Under the terms of the agreement, we facilitated the referral of these client relationships to UBS, including the transfer of client assets as well as the transfer of the relationship managers and client service employees that supported these clients. At the time the agreement was signed, total client assets associated with these relationships consisted of approximately $3.5 billion in client investments (which were not reported on our balance sheet) and $1.7 billion in client deposits (which were reported on our balance

HSBC USA Inc.

sheet). Loans associated with these client relationships were not included in the agreement. UBS paid us a fee of 0.5 percent of the aggregate client assets transferred during the two year period which, based on completed transfers of approximately $1.5 billion of client investments and $0.8 billion of client deposits, resulted in total consideration of $12 million, all of which has been received. The consideration we received was contingent upon the clients' decisions to transfer their accounts to UBS, the timing and amounts of client assets transferred and the acceptance of the client assets by UBS. In 2017, as a result of entering into the agreement, we recorded the contingent consideration expected to be received at the time of $15 million as a receivable at estimated fair value within other assets and recognized a pre-tax gain on sale, net of allocated goodwill and transaction costs, of $8 million in other income. In 2018, we reduced the contingent consideration receivable to $12 million and recognized a $3 million loss in other income as a result of a decline in estimated fair value based on a revised estimate of the amount of client assets that we expected would be transferred.

12. Deposits

Total deposits was $119,693 million and $110,955 million at December 31, 2019 and 2018, respectively, of which $7,209 million and $8,154 million, respectively, were carried at fair value.
The following table presents the aggregate amount of time deposit accounts exceeding $250,000 at December 31, 2019 and 2018:

At December 31,	2019	2018
	(in millions)
Domestic deposits	$19,645	$12,560
Foreign deposits	545	516
Total	$20,190	$13,076
The scheduled maturities of all time deposits at December 31, 2019 are summarized in the following table:

	Domestic Deposits	Foreign Deposits	Total
	(in millions)
2020:
0-90 days	$11,507	$438	$11,945
91-180 days	6,368	124	6,492
181-365 days	3,430	—	3,430
	21,305	562	21,867
2021	1,367	—	1,367
2022	1,253	—	1,253
2023	896	—	896
2024	814	—	814
Thereafter	2,251	—	2,251
	$27,886	$562	$28,448
Overdraft deposits, which are classified as loans, were approximately $222 million and $453 million at December 31, 2019 and 2018, respectively.
Federal Deposit Insurance Corporation ("FDIC") assessment fees, which are recorded as a component of other expenses in the consolidated statement of income (loss), totaled $24 million, $135 million and $138 million in 2019, 2018 and 2017, respectively.

HSBC USA Inc.

13.    Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31,
	2019		Rate	2018		Rate	2017		Rate
	(dollars are in millions)
Securities sold under repurchase agreements(1)	$1,072		1.75%	$1,466		4.16%	$3,365		2.10%
Average during year		$4,130	3.28		$4,189	2.86		$8,100	1.28
Maximum month-end balance		8,569			5,829			11,351
Commercial paper	2,476		2.21	2,532		2.70	1,154		1.56
Other	111			182			131
Total short-term borrowings	$3,659			$4,180			$4,650

(1)	The following table presents the quarter end and average quarterly balances of securities sold under repurchase agreements:

	2019				2018				2017
	Fourth	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Quarter end balance	$1,072	$5,568	$3,553	$3,714	$1,466	$2,471	$2,743	$2,792	$3,365	$6,494	$7,558	$4,069
Average quarterly balance	1,483	8,432	3,433	3,142	3,045	3,550	5,008	5,182	5,457	12,566	9,272	5,050
During the third quarter of 2019, we recorded a loss of $14 million on extinguishment of certain repurchase agreements.

HSBC USA Inc.

14. Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates and maturity dates in effect at December 31, 2019 are shown in the below table.

				At December 31,
	Maturity Date Range	Interest Rate Range	Interest Rate Weighted Average	2019	2018
				(in millions)
Issued or acquired by HSBC USA:
Senior debt:
Fixed-rate notes	2020-2025	2.35% - 4.20%	3.20%	$6,231	$7,886
Floating-rate notes				—	350
Structured notes	2020-2045	1.74% - 4.21%	2.49%	7,995	8,850
Total senior debt				14,226	17,086
Subordinated debt:
Fixed-rate notes	2020-2097	5.00% - 9.30%	6.16%	1,172	1,170
Floating-rate notes	2025	4.12%	4.12%	850	850
Total subordinated debt				2,022	2,020
Mark-to-market adjustment on fair value option debt				1,195	(243)
Total issued or acquired by HSBC USA				17,443	18,863
Issued or acquired by HSBC Bank USA and its subsidiaries:
Senior debt:
Fixed-rate notes	2021-2026	3.67% - 4.37%	3.89%	5,124	4,927
Floating-rate notes	2036-2040	1.71% - 1.88%	1.73%	29	31
Structured notes	2020-2027	1.76% - 3.04%	2.93%	192	769
FHLB advances - floating-rate	2036	1.97%	1.97%	1,000	2,100
Total senior debt				6,345	7,827
Subordinated fixed-rate notes	2020-2039	4.88% - 7.00%	5.67%	2,685	3,676
Long-term debt issued by VIE - fixed-rate				—	66
Mark-to-market adjustment on fair value option debt				224	196
Total issued or acquired by HSBC Bank USA and its subsidiaries				9,254	11,765
Total long-term debt				$26,697	$30,628
At December 31, 2019 and 2018, we had structured notes totaling $9,388 million and $9,314 million, respectively, and subordinated debt totaling $959 million and $1,935 million, respectively, for which we have elected fair value option accounting and are therefore carried at fair value. See Note 16, "Fair Value Option," for further details. During the fourth quarter of 2019, HSBC Bank USA repurchased $1,269 million of its outstanding subordinated debt that was designated under fair value option and recorded a net pre-tax gain on extinguishment of $84 million.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At December 31, 2019 and 2018, borrowings from the FHLB facility totaled $1,000 million and $2,100 million, respectively, which is included in long-term debt. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $13,701 million at December 31, 2019.

HSBC USA Inc.

Maturities of long-term debt at December 31, 2019 were as follows:

(in millions)
2020	$7,259
2021	6,025
2022	2,230
2023	1,150
2024	1,484
Thereafter	8,549
Total	$26,697

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

HSBC USA Inc.

	December 31, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$—	$1	$6	$—
Bilateral OTC(2)	—	164	—	117
Interest rate contracts	—	165	6	117
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	16	20	11	32
Interest rate contracts - bilateral OTC(2)	—	1	—	13
Total derivatives accounted for as hedges	16	186	17	162
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	110	3	2	45
OTC-cleared(2)	167	29	50	14
Bilateral OTC(2)	11,990	13,324	9,866	10,780
Interest rate contracts	12,267	13,356	9,918	10,839
Exchange-traded(2)	80	—	—	15
Bilateral OTC(2)	16,440	15,786	15,897	15,684
Foreign exchange contracts	16,520	15,786	15,897	15,699
Equity contracts - bilateral OTC(2)	3,753	3,993	2,034	2,061
Exchange-traded(2)	71	80	16	274
Bilateral OTC(2)	1,087	1,309	829	626
Precious metals contracts	1,158	1,389	845	900
OTC-cleared(2)	1	—	125	107
Bilateral OTC(2)	1,138	1,024	825	831
Credit contracts	1,139	1,024	950	938
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	128	51	133	216
Foreign exchange contracts - bilateral OTC(2)	—	—	13	2
Equity contracts - bilateral OTC(2)	1,354	75	512	805
Credit contracts - bilateral OTC(2)	—	44	6	9
Other contracts - bilateral OTC(2)(4)	10	85	5	40
Total derivatives	36,345	35,989	30,330	31,671
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	29,510	29,510	25,172	25,172
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	3,683	4,390	2,020	3,675
Net amounts of derivative assets / liabilities presented in the balance sheet	3,152	2,089	3,138	2,824
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	891	553	832	568
Net amounts of derivative assets / liabilities	$2,261	$1,536	$2,306	$2,256

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

HSBC USA Inc.

See Note 27, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further information on offsetting related to resale and repurchase agreements.
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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at December 31, 2019, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At December 31, 2019
Securities available-for-sale ("AFS")	$7,277	$554	$428	$982
Long-term debt	10,975	285	(32)	253

(1)	The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their locations on the consolidated statement of income (loss):

	Gain (Loss) on Derivatives(1)		Gain (Loss) on Hedged Items(1)		Net Ineffective Gain (Loss) Recognized(1)
	Net Interest Income	Other Income	Net Interest Income	Other Income	Other Income
	(in millions)
Year Ended December 31, 2019
Interest rate contracts / Securities AFS	$(776)	$—	$1,086	$—	$—
Interest rate contracts / Long-term debt	235	—	(703)	—	—
Total	$(541)	$—	$383	$—	$—

Year Ended December 31, 2018
Interest rate contracts / Securities AFS	$(41)	$322	$362	$(309)	$13
Interest rate contracts / Long-term debt	(58)	74	(233)	(74)	—
Total	$(99)	$396	$129	$(383)	$13

Year Ended December 31, 2017
Interest rate contracts / Securities AFS	$(121)	$33	$367	$(35)	$(2)
Interest rate contracts / Long-term debt	12	(24)	(257)	29	5
Total	$(109)	$9	$110	$(6)	$3

(1)
As a result of adopting new accounting guidance discussed in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," beginning January 1, 2019, we report gains and losses on the derivatives and the hedged items in fair value hedges in net interest income. Prior to January 1, 2019, fair value hedge ineffectiveness was separately measured and reported in other income.

Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with a qualifying cash flow hedge are recognized in other comprehensive income. When the cash flows being hedged materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive loss ("AOCI") is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is discontinued because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in AOCI unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings.
At December 31, 2019, active cash flow hedge relationships extend or mature through June 2031. During 2019, $35 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $23 million and $17 million during 2018 and 2017, respectively. During the next twelve months, we expect to amortize $31 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their locations on the consolidated statement of income (loss):

	Gain (Loss) Recognized in AOCI on Derivatives(1)			Location of Gain (Loss) Reclassified from AOCI into Income(1)	Gain (Loss) Reclassified From AOCI into Income(1)
	2019	2018	2017		2019	2018	2017
	(in millions)
Year Ended December 31,
Foreign exchange contracts	$3	$(2)	$1	Net interest income	$—	$—	$—
Interest rate contracts	(27)	31	(30)	Net interest income	(35)	(23)	(17)
Total	$(24)	$29	$(29)		$(35)	$(23)	$(17)

(1)
As a result of adopting new accounting guidance discussed in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," beginning January 1, 2019, gains and losses on the derivatives in cash flow hedges are initially reported in AOCI and then reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. Prior to January 1, 2019, cash flow hedge ineffectiveness was separately measured and reported immediately in other income. Cash flow hedge ineffectiveness was immaterial during 2018 and 2017.

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

•
Swap agreements entered into in conjunction with the sales of Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A common shares ("Class A Shares"). See Note 27, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for additional information.

•
Beginning in 2018, forward purchases or sales of to-be-announced ("TBA") securities used to economically hedge changes in the fair value of agency-eligible residential mortgage loans held for sale attributable to changes in market interest rates. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in other income. See Note 7, "Loans Held for Sale," for additional information.

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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2019	2018	2017
		(in millions)
Interest rate contracts	Trading revenue	$(89)	$303	$(209)
Foreign exchange contracts	Trading revenue	310	105	192
Equity contracts	Trading revenue	(496)	100	2
Precious metals contracts	Trading revenue	312	376	220
Credit contracts	Trading revenue	(445)	(52)	(110)
Total		$(408)	$832	$95
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2019	2018	2017
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$364	$(120)	$62
Interest rate contracts	Other income	(1)	(1)	—
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	(3)	(11)	6
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	1,809	(981)	1,121
Credit contracts	Other income	(24)	(3)	(43)
Other contracts(1)	Other income	(63)	(15)	(10)
Total		$2,082	$(1,131)	$1,136

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at December 31, 2019 was $611 million, for which we had posted collateral of $316 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2018 was $979 million, for which we had posted collateral of $422 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 27, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$12	$19

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

At December 31,	2019	2018
	(in millions)
Interest rate:
Futures and forwards	$597,980	$787,049
Swaps	2,130,442	3,203,048
Options written	158,861	106,009
Options purchased	164,265	107,561
	3,051,548	4,203,667
Foreign exchange:
Swaps, futures and forwards	1,362,959	1,052,088
Options written	44,876	30,567
Options purchased	46,085	31,069
Spot	67,060	31,084
	1,520,980	1,144,808
Commodities, equities and precious metals:
Swaps, futures and forwards	55,678	41,328
Options written	39,035	28,595
Options purchased	49,517	40,236
	144,230	110,159
Credit derivatives	90,049	97,298
Other contracts(1)	1,044	736
Total	$4,807,851	$5,556,668

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

16. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and endorsed by the European Union ("EU"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain fixed-rate long-term debt issuances and all of our hybrid instruments, including structured notes and deposits. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which as a result of adopting new accounting guidance is recorded in other comprehensive income beginning January 1, 2017, changes in the fair value of fair value option assets and liabilities as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives are reported in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss). Prior to January 1, 2017, the fair value movement on fair value option liabilities attributable to our own credit spread changes was reported in gain (loss) on instruments designated at fair value and related derivatives.
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The

HSBC USA Inc.

components of gain (loss) related to loans designated at fair value are summarized in the table below. At December 31, 2019 and 2018, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At December 31, 2019
Commercial loans held for sale	$178	$189	$(11)
Securities sold under repurchase agreements	373	373	—
Fixed rate long-term debt	959	741	218
Hybrid instruments:
Structured deposits	7,209	7,491	(282)
Structured notes	9,388	8,187	1,201
At December 31, 2018
Commercial loans held for sale	$109	$120	$(11)
Securities sold under repurchase agreements	560	560	—
Fixed rate long-term debt	1,935	1,750	185
Hybrid instruments:
Structured deposits	8,154	8,441	(287)
Structured notes	9,314	9,546	(232)

HSBC USA Inc.

Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the years ended December 31, 2019, 2018 and 2017:

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Year Ended December 31, 2019
Interest rate and other components(1)	$—	$—	$—	$(200)	$(1,986)	$(2,186)
Credit risk component(2)	3	—	—	—	—	3
Total mark-to-market on financial instruments designated at fair value	3	—	—	(200)	(1,986)	(2,183)
Mark-to-market on related derivatives	—	—	—	148	1,983	2,131
Net realized gain on related long-term debt derivatives	—	—	—	39	—	39
Gain (loss) on instruments designated at fair value and related derivatives	$3	$—	$—	$(13)	$(3)	$(13)

Year Ended December 31, 2018
Interest rate and other components(1)	$—	$—	$1	$99	$1,035	$1,135
Credit risk component(2)	(4)	—	—	—	—	(4)
Total mark-to-market on financial instruments designated at fair value	(4)	—	1	99	1,035	1,131
Mark-to-market on related derivatives	—	—	—	(95)	(1,062)	(1,157)
Net realized gain on related long-term debt derivatives	—	—	—	45	—	45
Gain (loss) on instruments designated at fair value and related derivatives	$(4)	$—	$1	$49	$(27)	$19

Year Ended December 31, 2017
Interest rate and other components(1)	$—	$(1)	$2	$6	$(1,151)	$(1,144)
Credit risk component(2)	(2)	—	—	—	—	(2)
Total mark-to-market on financial instruments designated at fair value	(2)	(1)	2	6	(1,151)	(1,146)
Mark-to-market on related derivatives	—	—	—	(31)	1,163	1,132
Net realized gain on related long-term debt derivatives	—	—	—	57	—	57
Gain (loss) on instruments designated at fair value and related derivatives	$(2)	$(1)	$2	$32	$12	$43

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

(2)	The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income.

HSBC USA Inc.

17. Income Taxes

In December 2017, Tax Legislation was signed into law which reduced the Federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. During 2017, we increased our income tax provision by $865 million as a result of the Federal corporate tax rate change, due to a lower carrying value of our net deferred tax asset.
Total income taxes was as follows:

Year Ended December 31,	2019	2018	2017
	(in millions)
Provision for income taxes	$157	$266	$1,228
Income tax expense (benefit) included in common equity related to:
Unrealized gains (losses) on investment securities	128	(68)	127
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread	(98)	103	(115)
Unrealized gains (losses) on derivatives designated as cash flow hedges	3	12	(5)
Employer accounting for post-retirement plans	(5)	3	1
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	—	91	—
Total income taxes	$185	$407	$1,236

(1)
Reflects the adoption of new accounting guidance in 2018 which resulted in a cumulative effect adjustment as of January 1, 2018 to reclassify the stranded tax effects resulting from the change in the Federal corporate income tax rate discussed above from accumulated other comprehensive loss to retained earnings.

The components of the provision for income taxes were as follows:

Year Ended December 31,	2019	2018	2017
	(in millions)
Current:
Federal	$(3)	$68	$795
State and local	35	41	109
Foreign	16	6	21
Total current	48	115	925
Deferred	109	151	303
Provision for income taxes	$157	$266	$1,228
In February 2020, we elected to change the tax accounting method we use to record tax asset disposals effective beginning with our 2019 Federal income tax return. In conjunction with this change, during 2019, we recorded an immaterial out of period adjustment related to prior periods which decreased our current provision for income taxes and increased our deferred provision for income taxes by $47 million in connection with tax asset disposals. This change had no impact on our total provision for income taxes.

HSBC USA Inc.

The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income and the statutory U.S. Federal income tax rate:

Year Ended December 31,	2019		2018		2017
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$57	21.0%	$123	21.0%	$367	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	23	8.5	40	6.8	28	2.7
Adjustment of Federal tax rate used to value deferred taxes(1)	—	—	(31)	(5.3)	865	82.4
Adjustment of State tax rate used to value deferred taxes(2)	—	—	2.3		(15)	(1.4)
Non-deductible FDIC assessment fees	5	1.9	27	4.6	—	—
Non-deductible goodwill impairment(3)	77	28.5	—	—	—	—
Other non-deductible / non-taxable items(4)	—	—	107	18.3	1.1
Items affecting prior periods(5)	7	2.6	(1)	(.2)	6.6
Uncertain tax positions	5	1.9	6	1.0	—	—
Low income housing and other tax credit investments	(13)	(4.8)	(5)	(.9)	(17)	(1.6)
Stock-based compensation	(2)	(.7)	(2)	(.2)	(8)	(.8)
Other	(2)	(.8)	—	—	1.1
Provision for income taxes	$157	58.1%	$266	45.4%	$1,228	117.1%

(1)
For 2018, the amount primarily relates to tax return adjustments on certain deferred tax assets impacted by the Federal tax rate change. For 2017, the amount relates to the effects of revaluing our net deferred tax asset for new Tax Legislation that was enacted in December 2017.

(2)	For 2017, the amount includes an out of period adjustment to our deferred tax asset balance which decreased tax expense by $9 million.

(3)	Represents non-deductible goodwill impairment related to our Retail Banking and Wealth Management reporting unit in 2019.

(4)	For 2018, the amount primarily relates to non-deductible penalties related to legal matters.

(5)
For 2019, the amount primarily relates to changes in estimates as a result of filing the 2018 Federal income tax return and a reduction in a State and local capital loss carryback claim, partially offset by prior year State audit adjustments. For 2017, the amount relates to the impact of adjustments associated with filing the 2016 State income tax returns and changes in tax credits as a result of filing the 2016 Federal income tax return.

The components of the net deferred tax asset are presented in the following table:

At December 31,	2019	2018
	(in millions)
Deferred tax assets:
Allowance for credit losses	$153	$131
Interests in real estate mortgage investment conduits(1)	181	182
Unrealized losses on investment securities	36	164
Capitalized costs(2)	595	680
Fair value adjustments	15	—
Other	364	350
Total deferred tax assets	1,344	1,507
Valuation allowance	(8)	(6)
Total deferred tax assets, net of valuation allowance	1,336	1,501
Deferred tax liabilities:
Fair value adjustments	—	75
Amortization of intangible assets	18	18
Other	18	22
Total deferred tax liabilities	36	115
Net deferred tax asset	$1,300	$1,386

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

(2)	Reflects our tax return election to capitalize certain service costs.
A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	2019	2018	2017
	(in millions)
Balance at January 1,	$24	$17	$16
Additions based on tax positions related to the current year	—	2	2
Additions for tax positions of prior years	7	6	—
Reductions for tax positions of prior years	(1)	—	(1)
Reductions related to settlements with taxing authorities	—	(1)	—
Balance at December 31,	$30	$24	$17
The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $24 million, $19 million and $13 million at December 31, 2019, 2018 and 2017, respectively. Included in the unrecognized tax benefits are certain items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of State taxes that would be deductible for U.S. Federal tax purposes. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various State and local tax jurisdictions.
It is our policy to recognize accrued interest related to uncertain tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties, if any, related to uncertain tax positions as a component of other expenses in the consolidated statement of income (loss). Accruals for the payment of interest associated with uncertain tax positions totaled $10 million, $7 million and $4 million at December 31, 2019, 2018 and 2017, respectively. Our accrual for the payment of interest associated with uncertain tax positions increased by $3 million during 2019 and by $3 million during 2018.
Deferred tax assets and liabilities are recognized for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for State net operating losses and for State tax credits. Our net deferred tax assets, including deferred tax liabilities, totaled $1,300 million and $1,386 million at December 31, 2019 and 2018, respectively.
See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," for further discussion regarding our accounting policy relating to the evaluation, recognition and measurement of both the HNAH Group's and HSBC USA's deferred tax assets and liabilities. In evaluating the need for a valuation allowance at December 31, 2019, it has been determined that HNAH Group projections of future taxable income from U.S. operations based on management approved business plans provide sufficient and appropriate support for the recognition of our net deferred tax assets. At December 31, 2019, we have valuation allowances against certain State capital loss carryforwards for which the aforementioned projections of future taxable income do not provide the appropriate support.
Federal income tax returns for 2016 and forward remain open to examination by the Internal Revenue Service.
We remain subject to State and local income tax examinations for years 2010 and forward. We are currently under audit by various State and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision.
 At December 31, 2019, for State tax purposes, we had apportioned and pre-tax effected net operating loss carryforwards of $11 million which expire as follows: $10 million in 2025 - 2029 and $1 million in 2030 and beyond.

18. Preferred Stock

HSBC USA preferred stock outstanding was $1,265 million at both December 31, 2019 and 2018 and included 1,265 shares of 6.0 percent Non-Cumulative Series I Preferred Stock issued to HSBC North America. Dividends on the 6.0 percent Non-Cumulative Series I Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors semi-annually on the first business day of June and December of each year at the stated rate of 6.0 percent. The Series I Preferred Stock may be redeemed at our option, in whole or in part, on or after May 31, 2021 or at any time after we receive notice from the Federal Reserve Board ("FRB") that the Series I Preferred Stock may no longer be included in the calculation of regulatory capital as a result of any subsequent changes in applicable laws, rules or regulations, at a redemption price equal to $1,000,000 per share, plus an amount equal to any declared and unpaid dividends, but only after receipt of written approval from the FRB.

HSBC USA Inc.

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Year Ended December 31,	2019	2018	2017
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(519)	$(250)	$(461)
Cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax of $2 million(1)	—	4	—
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(2)	—	(53)	—
Balance at beginning of period, adjusted	(519)	(299)	(461)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $145 million, $(68) million and $136 million, respectively	459	(215)	227
Reclassification adjustment for gains realized in net income (loss), net of tax of $(21) million, $(6) million and $(19) million, respectively(3)	(67)	(18)	(33)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $4 million, $4 million and $10 million, respectively(4)	11	13	17
Total other comprehensive income (loss) for period	403	(220)	211
Balance at end of period	(116)	(519)	(250)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	301	(19)	—
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(2)	—	(4)	—
Cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax of $103 million(5)	—	—	174
Balance at beginning of period, adjusted	301	(23)	174
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(68) million, $103 million and $(115) million, respectively	(217)	324	(193)
Reclassification adjustment for a gain realized in net income (loss), net of tax of $(30) million(6)	(93)	—	—
Total other comprehensive income (loss) for period	(310)	324	(193)
Balance at end of period	(9)	301	(19)
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(159)	(164)	(157)
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(2)	—	(35)	—
Balance at beginning of period, adjusted	(159)	(199)	(157)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(5) million, $7 million and $(11) million, respectively	(19)	22	(18)
Reclassification adjustment for losses realized in net income (loss), net of tax of $8 million, $5 million and $6 million, respectively(7)	27	18	11
Total other comprehensive income (loss) for period	8	40	(7)
Balance at end of period	(151)	(159)	(164)
Pension and postretirement benefit liability:
Balance at beginning of period	11	2	—
Cumulative effect adjustment to initially apply new accounting guidance for stranded tax effects resulting from Tax Legislation(1)	—	1	—
Balance at beginning of period, adjusted	11	3	—
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $(5) million, $3 million and less than $1 million, respectively	(14)	8	2
Total other comprehensive income (loss) for period	(14)	8	2
Balance at end of period	(3)	11	2
Total accumulated other comprehensive loss at end of period	$(279)	$(366)	$(431)

HSBC USA Inc.

(1)
As a result of adopting new accounting guidance in 2018, beginning January 1, 2018, changes in fair value for equity securities are recognized in net income (loss). Prior to January 1, 2018, changes in fair value for equity securities classified as available-for-sale were recognized in other comprehensive income.

(2)	See Note 17, "Income Taxes," for additional discussion.

(3)	Amount reclassified to net income (loss) is included in other securities gains, net in our consolidated statement of income (loss).

(4)
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

(5)
As a result of adopting new accounting guidance in 2017, beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income.

(6)
During the fourth quarter of 2019, HSBC Bank USA repurchased long-term debt that was designated under fair value option. As a result, the cumulative gain attributable to our own credit spread associated with the debt was reclassified to other income in our consolidated statement of income (loss).

(7)	Amount reclassified to net income (loss) is included in net interest income in our consolidated statement of income (loss).

20. Share-Based Plans

Employee Stock Purchase Plans  The HSBC International Employee Share Purchase Plan (the "HSBC ShareMatch Plan") allowed eligible employees to purchase HSBC shares with a maximum monthly contribution of $302 in 2019, $320 in 2018 and $325 in 2017. For every three shares purchased under the HSBC ShareMatch Plan (the "Investment Share") the employee is awarded an additional share at no charge (the "Matching Share"). The Investment Share is fully vested at the time of purchase while the Matching Share vests at the end of three years contingent upon continuing employment with the HSBC Group.
Compensation expense related to Employee Stock Purchase Plans was less than $1 million in 2019, 2018 and 2017, respectively.
Restricted Share Plans  Under the HSBC Group Share Plan, share-based awards have been granted to key employees typically in the form of restricted share units. These shares have been granted subject to either time-based vesting or performance based-vesting, typically over three to five years. Annual awards to employees are generally subject to three-year time-based vesting. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for restricted share awards totaled $25 million, $25 million and $31 million in 2019, 2018 and 2017, respectively. At December 31, 2019, future compensation cost related to grants which have not yet fully vested is approximately $16 million. This amount is expected to be recognized over a weighted-average period of one year.

21. Pension and Other Postretirement Benefits

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
The components of pension expense for the defined benefit pension plan recorded in our consolidated statement of income (loss) and shown in the table below reflect the portion of pension expense of the combined HSBC North America Pension Plan which has been allocated to us. We have not been allocated any portion of the Plan's net pension asset.

Year Ended December 31,	2019	2018	2017
	(in millions)
Interest cost on projected benefit obligation	$56	$60	$71
Expected return on plan assets	(78)	(78)	(88)
Amortization of net actuarial loss	21	31	33
Administrative costs	4	6	4
Loss on partial settlement of Plan pension obligation	—	—	35
Pension expense	$3	$19	$55
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

HSBC USA Inc.

December. As a result, our allocated pension expense during 2017 included a settlement loss of approximately $35 million due primarily to an acceleration of a portion of the Plan's actuarial losses which had been reflected in HSBC North America's AOCI.
The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2019	2018	2017
Discount rate	3.15%	4.25%	3.60%
Expected long-term rate of return on Plan assets	5.00	5.50	5.50
Defined Contribution and Other Supplemental Retirement Plans  We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $31 million, $29 million and $34 million in 2019, 2018 and 2017, respectively.
Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans all of which have been frozen. Total expense recognized for these plans was approximately $2 million, $3 million and $2 million in 2019, 2018 and 2017, respectively.
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

Year Ended December 31,	2019	2018	2017
	(in millions)
Interest cost on accumulated benefit obligation	$2	$2	2
Amortization of net actuarial gain	(2)	(2)	(1)
Net periodic postretirement benefit cost	$—	$—	$1
The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2019	2018	2017
Discount rate	4.15%	3.45%	3.95%
Salary increase assumption	3.00	3.00	3.00
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	2019	2018
	(in millions)
Accumulated benefit obligation at beginning of year	$42	$53
Interest cost	2	2
Actuarial losses (gains)	5	(8)
Benefits paid, net	(4)	(5)
Accumulated benefit obligation at end of year	$45	$42
Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $4 million relating to our postretirement benefit plans in 2020. The funded status of our postretirement benefit plans was a liability of $45 million at December 31, 2019.
Estimated future benefit payments for our postretirement benefit plans are summarized in the following table:

(in millions)
2020	$4
2021	4
2022	4
2023	4
2024	3
2025-2029	14

HSBC USA Inc.

The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2019	2018	2017
Discount rate	3.00%	4.15%	3.45%
Salary increase assumption	3.00	3.00	3.00
For measurement purposes, 6.8 percent (pre-65) and, as it relates to the postretirement benefit plans which were not amended to eliminate future health cost increases, 6.9 percent (post-65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2019. These rates are assumed to decrease gradually reaching the ultimate rate of 4.5 percent in 2028, and remain at that level thereafter.

22. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the years ended December 31, 2019, 2018 and 2017. Following the table is a description of the various types of fee-based activities and how revenue associated with these activities is recognized.

	2019	2018	2017
	(in millions)
Credit card fees, net	$67	$50	$46
Trust and investment management fees	132	135	156
Other fees and commissions:
Account services	264	284	291
Credit facilities	302	344	310
Other fees	53	56	68
Total other fees and commissions	619	684	669
Servicing and other fees from HSBC affiliates	354	356	348
Insurance(1)	12	11	14
Total fee income from contracts with customers	1,184	1,236	1,233
Other non-fee revenues	670	663	769
Total other revenues(2)	$1,854	$1,899	$2,002

(1)	Included within other income in the consolidated statement of income (loss).

(2)	See Note 24, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net Credit card fees, net includes interchange fees earned from merchants who accept our cards in connection with the purchase of their goods and/or services. These fees are recognized when we satisfy the performance obligation by simultaneously approving a card holder's purchase at the point of sale and remitting payment to the merchant. We recognized interchange fees of $101 million, $88 million and $79 million during the years ended December 31, 2019, 2018 and 2017, respectively. Annual fees on credit cards, net of direct lending costs, are billed upfront and recognized on a straight-line basis over one year. Other credit card fees such as cash advance and over-limit fees are transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. Costs related to our credit card rewards program vary based on multiple factors including card holder activity, card holder reward redemption rates and card holder reward selections. These costs are recorded when the rewards are earned by the customer and are presented as a reduction to credit card fees. Credit card rewards program costs totaled $44 million, $45 million and $37 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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

HSBC USA Inc.

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
Credit facilities Credit facilities fees include fees generated from lending activities that are not included in the direct loan origination fees which are recognized in interest income as an adjustment to yield. This includes fees associated with loan commitments, revolving credit facilities, standby letters of credit, loan syndication and other transaction based fees. These fees are either billed as a fixed price or as a percentage of the approved lending limit or transaction value. The fee percentage is agreed with the customer upfront. Although the percentage-based fees represent variable consideration, the uncertainty of the variable consideration is resolved by the time the revenue is recognized as the lending limit or transaction value is known on the contract or transaction date. Loan syndication fees received for managing a syndication and other transaction based fees are recognized and billed at the point in time the transaction occurs, which is when the performance obligation is met. Fees associated with loan commitments, revolving credit facilities and standby letters of credit are billed upfront and recognized on a straight-line basis over the period the service is performed which is when the performance obligation is met (e.g., the commitment period). In the event a loan commitment or standby letter of credit is exercised, the remaining unamortized fee is recognized as an adjustment to yield over the loan term. During 2019, credit facilities fees were impacted by immaterial out of period adjustments which decreased credit facilities fees by $14 million in connection with fee reversals related to 2018.
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
Servicing and other fees from HSBC affiliates We receive fees from other HSBC affiliates for providing them with various banking, wealth management and other miscellaneous services as well as support for certain administrative and global business activities. These fees are reported in servicing and other fees from HSBC affiliates and are typically recognized and billed on a monthly basis over the period the service is performed or for some fees that are transaction based, at the point in time the transaction occurs, which is when the performance obligation is met. See Note 23, "Related Party Transactions," for additional information regarding the various services provided and other transactions with HSBC affiliates.
Insurance We earn commissions from the sale of third-party insurance policies which are typically recognized on a weekly or monthly basis, when the policy goes into effect which is when the performance obligation is met.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 27, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 28, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $2 million at both December 31, 2019 and 2018, respectively. We expect to recognize this revenue over a remaining period of one year or less.
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

At December 31,	2019	2018
	(in millions)
Assets:
Cash and due from banks	$850	$245
Interest bearing deposits with banks	40	1,000
Securities purchased under agreements to resell(1)	4,600	—
Trading assets	79	102
Loans	2,343	2,274
Other(2)	456	169
Total assets	$8,368	$3,790
Liabilities:
Deposits	$9,000	$12,000
Trading liabilities	293	349
Short-term borrowings	1,166	638
Long-term debt	7,848	7,845
Other(2)	931	333
Total liabilities	$19,238	$21,165

(1)	Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.

(2)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

Year Ended December 31,	2019	2018	2017
	(in millions)
Income (Expense):
Interest income	$168	$107	$65
Interest expense	(538)	(367)	(267)
Net interest expense	(370)	(260)	(202)
Trading revenue (expense)	(2,669)	1,370	(615)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	171	176	154
HSBC Markets (USA) Inc. ("HMUS")	111	112	71
Other HSBC affiliates	72	68	123
Total servicing and other fees from HSBC affiliates	354	356	348
Gain (loss) on instruments designated at fair value and related derivatives	1,986	(1,052)	1,108
Support services from HSBC affiliates:
HSBC Technology & Services (USA) ("HTSU")	(1,153)	(1,198)	(1,165)
HMUS	(100)	(105)	(121)
Other HSBC affiliates	(385)	(300)	(263)
Total support services from HSBC affiliates	(1,638)	(1,603)	(1,549)
Rental income from HSBC affiliates, net(1)	55	48	54
Stock based compensation expense(2)	(25)	(25)	(31)

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

During 2019, our results were impacted by an immaterial out of period adjustment which increased support services from HSBC affiliates by $13 million in connection with support service billings related to 2018.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both December 31, 2019 and 2018, long-term debt with affiliates reflected $7.8 billion of borrowings from HSBC North America. The outstanding balances include $1.5 billion of fixed-rate senior debt which matures in March 2021, $2.0 billion of fixed-rate senior debt which matures in May 2021, $0.8 billion of floating-rate subordinated debt which matures in May 2025, $2.0 billion of fixed-rate senior debt which matures in September 2025 and $1.5 billion of fixed-rate senior debt which matures in March 2026.
We have a $150 million uncommitted line of credit with HSBC North America. There was no outstanding balance under this credit facility at either December 31, 2019 or 2018.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSBC Securities (USA) Inc. ("HSI"). In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At December 31, 2019 and 2018, we had the following loan balances outstanding with HSBC affiliates:

	December 31, 2019	December 31, 2018
	(in millions)
HMUS and subsidiaries	$2,296	$2,235
Other short-term affiliate lending	47	39
Total loans	$2,343	$2,274
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $12.0 billion and $12.8 billion at December 31, 2019 and 2018, respectively, of which $2.3 billion and $2.2 billion,

HSBC USA Inc.

respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
We have extended lines of credit to various other HSBC affiliates totaling $4.7 billion which did not have any outstanding balances at either December 31, 2019 or 2018.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At December 31, 2019 and 2018, there were $47 million and $39 million, respectively, of these loans outstanding.
HSBC Finance During 2017, we received $28 million of loan prepayment fees from HSBC Finance associated with the payoff of their loan, which were included in servicing and other fees from HSBC affiliates.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $1,111.5 billion and $809.5 billion at December 31, 2019 and 2018, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $90 million and $108 million at December 31, 2019 and 2018, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
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

Other Transactions with HSBC Affiliates:
At both December 31, 2019 and 2018, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 18, "Preferred Stock," for additional details.
During the first quarter of 2019, we paid a distribution on our common stock of $2.4 billion from surplus capital to HSBC North America. See Note 25, "Retained Earnings and Regulatory Capital Requirements," for additional details.

HSBC USA Inc.

24. Business Segments

We have five distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M"), Private Banking ("PB") and a Corporate Center ("CC"). There have been no changes in the basis of our segmentation as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K").
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
A summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented below:
Net Interest Income
Loan origination - The scope of loan origination costs deferred is more stringent under the Group Reporting Basis and generally results in lower costs being deferred than permitted under U.S. GAAP. In addition, deferred loan origination fees, costs and loan premiums are generally amortized to earnings based on the expected life of the loan under the Group Reporting Basis as part of the effective interest calculation, while under U.S. GAAP, they are generally amortized to earnings based on either a contractual or expected life basis. In the case of credit cards, while under the Group Reporting Basis deferred costs are amortized over the expected life of the credit card relationship, they are amortized over a shorter period of one year under U.S. GAAP.
Leases - In January 2019, new accounting guidance was adopted for leases under both the Group Reporting Basis and U.S. GAAP. Under the Group Reporting Basis, all leases are recognized as financing arrangements with interest expense on the lease liability recognized separately from depreciation of the ROU asset, which generally results in a front-loaded pattern of total lease expense. Under U.S. GAAP, expense on operating leases is generally recognized on a straight-line basis in operating expenses.
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
Other Operating Income (Total Other Revenues)
Debt extinguishment - During the fourth quarter of 2019, extinguishment of long-term debt resulted in a gain under U.S. GAAP compared with a loss under the Group Reporting Basis. As we previously elected to apply fair value option accounting to this debt, under U.S. GAAP, the extinguishment resulted in the realization of a gain associated with our own credit spread that was previously recorded in accumulated other comprehensive loss which more than offset the premium paid to extinguish the debt. Under the Group Reporting Basis, the gain associated with our own credit spread remains in equity and does not get recognized in earnings.
Loans held for sale - For loans transferred to held for sale subsequent to origination, the Group Reporting Basis requires these loans to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for the Group Reporting Basis, such loans continue to be accounted for and credit losses continue to be measured in accordance with IFRS 9, "Financial Instruments" ("IFRS 9"), (or for 2017, IAS 39, "Financial Instruments: Recognition and Measurement" ("IAS 39")), with any gain

HSBC USA Inc.

or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category and subsequently be measured at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment upon transfer to held for sale related to credit risk is recorded in provision for credit losses while the component related to interest rates and liquidity factors is recorded in other revenues. Changes in the lower of amortized cost or fair value after the initial transfer to held for sale are recorded in other revenues to the extent permissible.
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
Renewable energy tax credit investments - As a result of adopting IFRS 9 under the Group Reporting Basis, effective January 1, 2018, renewable energy tax credit investments are measured at fair value, with changes in fair value recognized in earnings. Prior to January 1, 2018, under the Group Reporting Basis, renewable energy tax credit investments were reported as available-for-sale securities and measured at fair value, with changes in fair value recognized in equity. Under U.S. GAAP, certain of these investments are accounted for under the equity method, with the amortization of our investment balance presented in other revenues and the tax benefits obtained presented in income tax expense.
Low income housing tax credit investments - Under the Group Reporting Basis, the amortization of our investment balance and associated tax benefits are presented net in other operating income. Under U.S. GAAP, amortization of our investment balance and associated tax benefits are presented net in income tax expense.
Structured notes and deposits - Beginning January 1, 2018, HSBC concluded that a change in accounting policy and presentation from trading liabilities to liabilities designated under the fair value option for structured notes and deposits under the Group Reporting Basis would be appropriate since it would better align with the presentation of similar financial instruments by peers under IFRSs and therefore provide more relevant information about the effect of these financial liabilities on reported financial position and performance. As a result, the fair value movement on structured notes and deposits attributable to our own credit spread is now being recorded in other comprehensive income under the Group Reporting Basis, consistent with U.S. GAAP. Prior to January 1, 2018, structured notes and deposits were classified as trading liabilities under the Group Reporting Basis and carried at fair value with changes in fair value recorded in earnings. During 2017, total other revenues under the Group Reporting Basis in GB&M included losses of $85 million from the fair value movement on structured notes and deposits attributable to our own credit spread.
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
Under IFRS 9, expected credit losses ("ECL") are recognized for a) financial assets measured at amortized cost, including loans, securities purchased under agreements to resell and certain debt securities; b) financial assets measured at fair value with changes in fair value recorded through other comprehensive income, primarily debt securities; and c) certain loan commitments and financial guarantee contracts. Financial assets which have not experienced a significant increase in credit risk since initial recognition are considered to be in 'stage 1'; financial assets which are considered to have experienced a significant increase in credit risk are in 'stage 2'; and financial assets for which there is objective evidence of impairment so are considered to be in default or otherwise credit-impaired are in 'stage 3'. At initial recognition and for financial assets that remain in stage 1, an allowance (or provision in the case of some loan commitments and financial guarantees) is required for ECL resulting from default events that are possible within the next 12 months ("12-month ECL"). In the event of a significant increase in credit risk, an allowance (or provision) is required for ECL resulting from all possible default events over the expected life of the financial instrument ("lifetime ECL") and financial assets are moved to stage 2 or stage 3.
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

HSBC USA Inc.

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
Operating Expenses
Goodwill impairment - Under the Group Reporting Basis, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill and, therefore, a lower impairment charge under the Group Reporting Basis.
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
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under the Group Reporting Basis as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the corridor). In addition, under the Group Reporting Basis, pension expense is determined using a finance cost component comprising the net interest on the net defined benefit liability which does not reflect the benefit from the expectation of higher returns on plan assets. In 2019, pension expense was lower under U.S. GAAP due primarily to a higher expected return on plan assets. In 2018, pension expense was higher under U.S. GAAP due primarily to the impact of an immaterial out of period adjustment which increased pension expense under U.S. GAAP by $10 million in connection with pension valuation changes related to prior years. Under the Group Reporting Basis, this expense was recorded directly to retained earnings. In 2017, pension expense was higher under U.S. GAAP due primarily to the impact of HSBC North America completing a limited-time lump sum offer to former vested HSBC North America Pension Plan employees. Under the Group Reporting Basis, completion of the offer resulted in a benefit from reducing HSBC North America's net under-funded status, while under U.S. GAAP, this benefit was more than offset by expense from an acceleration of a portion of the Plan's actuarial losses which had been reflected in HSBC North America's accumulated other comprehensive income. Under the Group Reporting Basis, these actuarial losses are recorded directly to retained earnings.
Leases - As discussed more fully above under "Net Interest Income," beginning in 2019, all leases are recognized as financing arrangements under the Group Reporting Basis with interest expense on the lease liability recognized separately from depreciation of the ROU asset. Under U.S. GAAP, expense on operating leases is generally recognized on a straight-line basis in operating expenses.
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

HSBC USA Inc.

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
Goodwill - The Group Reporting Basis and U.S. GAAP require goodwill to be tested for impairment at least annually, or more frequently if circumstances indicate that goodwill may be impaired. Under the Group Reporting Basis, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill under the Group Reporting Basis. Methods, assumptions and reporting groups used to calculate impairment under the Group Reporting Basis may differ locally from that utilized by HSBC.
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

HSBC USA Inc.

The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2019
Net interest income	$843	$815	$458	$136	$51	$2,303	$13	$(204)	$2,112
Other operating income	225	226	840	68	178	1,537	102	215	1,854
Total operating income	1,068	1,041	1,298	204	229	3,840	115	11	3,966
Expected credit losses / provision for credit losses	114	55	1	1	—	171	32	(8)	195
	954	986	1,297	203	229	3,669	83	19	3,771
Operating expenses	1,419	576	825	212	281	3,313	169	19	3,501
Profit (loss) before income tax expense	$(465)	$410	$472	$(9)	$(52)	$356	$(86)	$—	$270
Balances at end of period:
Total assets	$19,429	$25,737	$88,440	$7,326	$73,291	$214,223	$(38,848)	$—	$175,375
Total loans, net	17,639	24,465	16,740	6,089	1,516	66,449	(2,965)	4,432	67,916
Goodwill	372	358	—	321	—	1,051	191	—	1,242
Total deposits	37,009	29,632	27,605	6,539	2,804	103,589	(4,747)	20,851	119,693

Year Ended December 31, 2018
Net interest income	$889	$797	$610	$172	$91	$2,559	$(16)	$(291)	$2,252
Other operating income	297	226	751	73	257	1,604	(9)	304	1,899
Total operating income	1,186	1,023	1,361	245	348	4,163	(25)	13	4,151
Expected credit losses / provision for credit losses	38	(43)	(194)	(4)	4	(199)	115	11	(73)
	1,148	1,066	1,555	249	344	4,362	(140)	2	4,224
Operating expenses	1,286	589	834	236	688	3,633	3	2	3,638
Profit (loss) before income tax expense	$(138)	$477	$721	$13	$(344)	$729	$(143)	$—	$586
Balances at end of period:
Total assets	$19,000	$25,047	$73,187	$6,797	$79,344	$203,375	$(30,927)	$—	$172,448
Total loans, net	16,918	23,913	18,895	5,715	1,599	67,040	(2,428)	3,825	68,437
Goodwill	581	358	—	321	—	1,260	347	—	1,607
Total deposits	32,612	23,604	30,181	8,193	2,781	97,371	(2,017)	15,601	110,955

Year Ended December 31, 2017
Net interest income	$886	$739	$585	$217	$(40)	$2,387	$(48)	$(66)	$2,273
Other operating income	526	216	617	94	274	1,727	200	75	2,002
Total operating income	1,412	955	1,202	311	234	4,114	152	9	4,275
Expected credit losses / provision for credit losses	25	(52)	(94)	2	—	(119)	(72)	26	(165)
	1,387	1,007	1,296	309	234	4,233	224	(17)	4,440
Operating expenses	1,185	558	881	244	465	3,333	75	(17)	3,391
Profit (loss) before income tax expense	$202	$449	$415	$65	$(231)	$900	$149	$—	$1,049
Balances at end of period:
Total assets	$18,707	$23,644	$72,734	$8,190	$97,038	$220,313	$(33,078)	$—	$187,235
Total loans, net	16,685	22,444	19,125	6,405	3,556	68,215	(1,397)	5,064	71,882
Goodwill	581	358	—	321	—	1,260	347	—	1,607
Total deposits	34,186	24,239	25,476	8,470	4,923	97,294	(3,261)	24,669	118,702

HSBC USA Inc.

(1)	Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis. These adjustments, which are more fully described above, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Profit (Loss) before Income Tax Expense	Total Assets
	(in millions)
December 31, 2019
Debt extinguishment	$—	$123	$—	$—	$123	$—
Deposit incentives	15	—	—	32	(17)	(23)
Derivatives	—	—	—	—	—	(38,651)
Expected credit losses / loan impairment	(3)	(1)	32	—	(36)	(357)
Goodwill impairment	—	—	—	156	(156)	191
Leases	25	—	—	8	17	15
Loan origination	(27)	—	—	(19)	(8)	38
Loans held for sale	2	(1)	—	—	1	(5)
Pension and other postretirement benefit costs	—	—	—	(12)	12	—
Renewable energy tax credit investments	—	(7)	—	—	(7)	3
Securities transferred to held-to-maturity	—	—	—	—	—	(65)
Other	1	(12)	—	4	(15)	6
Total adjustments	$13	$102	$32	$169	$(86)	$(38,848)

December 31, 2018
Deposit incentives	$9	$—	$—	$20	$(11)	$(10)
Derivatives	—	—	—	—	—	(30,866)
Expected credit losses / loan impairment	(6)	—	118	—	(124)	(386)
Goodwill	—	—	—	—	—	347
Loan origination	(29)	(3)	—	(14)	(18)	45
Loans held for sale	9	6	(3)	—	18	45
Pension and other postretirement benefit costs	—	—	—	8	(8)	(44)
Property	—	—	—	(8)	8	7
Renewable energy tax credit investments	—	(10)	—	—	(10)	3
Securities transferred to held-to-maturity	—	—	—	—	—	(76)
Other	1	(2)	—	(3)	2	8
Total adjustments	$(16)	$(9)	$115	$3	$(143)	$(30,927)

December 31, 2017
Derivatives	$—	$—	$—	$—	$—	$(32,900)
Expected credit losses / loan impairment	(43)	—	(72)	—	29	(332)
Goodwill	—	(1)	—	—	(1)	347
Loan origination	(19)	—	—	(14)	(5)	42
Loans held for sale	9	141	—	—	150	21
Pension and other postretirement benefit costs	—	—	—	94	(94)	(263)
Property	—	—	—	(11)	11	8
Renewable energy tax credit investments	(4)	(7)	—	—	(11)	9
Structured notes and deposits	—	85	—	—	85	—
Other	9	(18)	—	6	(15)	(10)
Total adjustments	$(48)	$200	$(72)	$75	$149	$(33,078)

(2)	Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

HSBC USA Inc.

25. Retained Earnings and Regulatory Capital Requirements

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
HSBC Bank USA is also required to maintain reserve balances either in the form of vault cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. At December 31, 2019 and 2018, HSBC Bank USA was required to maintain $2,475 million and $2,205 million, respectively, of reserve balances with the Federal Reserve Bank which are reported within interest bearing deposits with banks on the consolidated balance sheet.
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$15,876	4.5%	(2)	13.1%	$17,459	4.5%	(2)	13.6%
HSBC Bank USA	18,043	6.5		15.2	19,456	6.5		15.7
Tier 1 capital ratio:
HSBC USA	17,141	6.0		14.1	18,724	6.0		14.6
HSBC Bank USA	20,543	8.0		17.3	21,956	8.0		17.7
Total capital ratio:
HSBC USA	19,743	10.0		16.3	21,972	10.0		17.2
HSBC Bank USA	22,724	10.0		19.2	25,293	10.0		20.4
Tier 1 leverage ratio:
HSBC USA	17,141	4.0	(2)	9.9	18,724	4.0	(2)	11.0
HSBC Bank USA	20,543	5.0		12.0	21,956	5.0		13.1
Supplementary leverage ratio ("SLR"):
HSBC USA	17,141	3.0	(3)	6.9	18,724	3.0	(3)	7.6
HSBC Bank USA	20,543	3.0	(3)	8.4	21,956	3.0	(3)	9.1
Risk-weighted assets:(4)
HSBC USA	121,407				127,917
HSBC Bank USA	118,618				124,112
Adjusted quarterly average assets:(5)
HSBC USA	173,270				170,565
HSBC Bank USA	170,722				168,154
Total leverage exposure:(6)
HSBC USA	247,590				245,796
HSBC Bank USA	244,008				242,264

(1)
HSBC USA and HSBC Bank USA are categorized as "well-capitalized," as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

HSBC USA Inc.

(2)	There are no common equity Tier 1 or Tier 1 leverage ratio components in the definition of a well-capitalized bank holding company. The ratios shown are the regulatory minimums.

(3)	There is no SLR component in the definition of a well-capitalized banking institution. The ratios shown are the regulatory minimum ratios.

(4)	Calculated using the generally-applicable Standardized Approach.

(5)	Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

(6)	Represents the SLR denominator which includes adjusted quarterly average assets plus certain off-balance sheet exposures.
During the first quarter of 2019, HSBC USA received a common stock return of capital of $2.4 billion from its subsidiary, HSBC Bank USA, and paid a distribution on its common stock of $2.4 billion from surplus capital to its parent, HSBC North America.
During 2019 and 2018, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.

26. Variable Interest Entities

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at December 31, 2019 and 2018 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	December 31, 2019		December 31, 2018
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$98	$—	$112	$—
Long-term debt	—	—	—	66
Interest, taxes and other liabilities	—	38	—	37
Total	$98	$38	$112	$103
Low income housing limited liability partnership  In 2009, all low income housing investments held by us at the time were transferred to a Limited Liability Partnership ("LLP") in exchange for debt and equity while a third party invested cash for an equity interest that was mandatorily redeemable. The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE as it does not have sufficient equity investment at risk to finance its activities. Upon entering into this transaction, we concluded that we were the primary beneficiary of the LLP due to the nature of our continuing involvement and, as a result, we consolidated the LLP and reported the equity interest issued to the third party investor in long-term debt and the assets of the LLP in other assets on our consolidated balance sheet. The investments

HSBC USA Inc.

held by the LLP represent equity investments in the underlying low income housing partnerships. The LLP does not consolidate the underlying partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the economic performance of the partnerships. During the fourth quarter of 2019, the equity interest issued to the third party investor was redeemed.
As a practical expedient, we amortize our low income housing investments in proportion to the allocated tax benefits under the proportional amortization method and present the associated tax benefits net of investment amortization in income tax expense.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at December 31, 2019 and 2018:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At December 31, 2019
Structured note vehicles	$1,524	$510	$9	$1,515
Limited partnership investments	2,160	561	300	562
Total	$3,684	$1,071	$309	$2,077
At December 31, 2018
Structured note vehicles	$3,033	$1,803	$20	$3,003
Limited partnership investments	1,578	454	209	454
Total	$4,611	$2,257	$229	$3,457
Information on the types of VIEs with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $1,515 million at December 31, 2019 will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
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
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to

HSBC USA Inc.

direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 3, "Trading Assets and Liabilities," Note 4, "Securities," and Note 28, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy.

27. Guarantee Arrangements, Pledged Assets and Repurchase Agreements

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at December 31, 2019 and 2018. Following the table is a description of the various arrangements.

	December 31, 2019		December 31, 2018
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$(63)	$38,739	$(562)	$45,384
Financial standby letters of credit, net of participations(3)(4)	—	5,657	—	5,302
Performance standby letters of credit, net of participations(3)(4)	—	3,779	—	3,670
Total	$(63)	$48,175	$(562)	$54,356

(1)	Includes $18,391 million and $25,734 million of notional issued for the benefit of HSBC affiliates at December 31, 2019 and 2018, respectively.

(2)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

(3)	Includes $1,623 million and $1,321 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at December 31, 2019 and 2018, respectively.

(4)	For standby letters of credit, maximum loss represents losses to be recognized assuming the letters of credit have been fully drawn and the obligors have defaulted with zero recovery.
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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(63)	$38,739	$(562)	$45,384
Buy-protection credit derivative positions	77	51,310	601	51,914
Net position(1)	$14	$12,571	$39	$6,530

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $52 million and $43 million at December 31, 2019 and 2018, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $26 million and $16 million at December 31, 2019 and 2018, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at December 31, 2019 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	3.2	$20,491	$8,903	$29,394
Index credit derivatives	4.3	3,074	5,007	8,081
Total return swaps	2.6	1,064	200	1,264
Subtotal		24,629	14,110	38,739
Standby Letters of Credit(2)	1.2	7,582	1,854	9,436
Total		$32,211	$15,964	$48,175

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation described in Note 29, "Litigation and Regulatory Matters." Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders.
In 2017, we sold substantially all of our remaining Visa Class B Shares to a third party and recorded a net pre-tax gain of approximately $312 million as a component of other income in the consolidated statement of income (loss). Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $85 million and $40 million at December 31, 2019 and 2018, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income. In 2019, we recorded a loss of $52 million (of which $48 million was recorded during the fourth quarter) related to an increase in the expected timing of the final resolution of the related litigation and, to a lesser extent, changes in the Visa Class B Share conversion rate. In 2018, we recorded a loss of $7 million related to a change in the Visa Class B Share conversion rate. See Note 15, "Derivative Financial Instruments," for further information.
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
Lease Obligations We are obligated under a number of noncancellable operating leases for premises and equipment. See Note 10, "Leases," for information regarding our leases, including a maturity analysis of our operating lease liabilities.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at December 31, 2019, 2018 and 2017.

HSBC USA Inc.

The following table summarizes the change in our estimated repurchase liability during 2019, 2018 and 2017 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

Year Ended December 31,	2019	2018	2017
	(in millions)
Balance at beginning of period	$8	$10	$12
Decrease in liability recorded through earnings	(3)	(1)	(1)
Realized losses	(1)	(1)	(1)
Balance at end of period	$4	$8	$10
Our repurchase liability of $4 million at December 31, 2019 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at December 31, 2019. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 29, "Litigation and Regulatory Matters," for additional discussion of related exposure.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Interest bearing deposits with banks	$2,682	$3,225
Trading assets(1)	525	2,465
Securities available-for-sale(2)	6,814	7,440
Securities held-to-maturity(2)	1,688	1,747
Loans(3)	14,342	18,189
Other assets(4)	3,517	2,289
Total	$29,568	$35,355

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was nil and $822 million at December 31, 2019 and 2018, respectively. The fair value of trading assets that could be sold or repledged was $336 million and $2,464 million at December 31, 2019 and 2018, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $19,174 million and $13,004 million at December 31, 2019 and 2018, respectively. Of this collateral, $18,199 million and $11,904 million could be sold or repledged at December 31, 2019 and 2018, respectively, of which $2,062 million and $243 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.

HSBC USA Inc.

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
The following table provides information about resale and repurchase agreements that are subject to offset at December 31, 2019 and 2018:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At December 31, 2019
Assets:
Securities purchased under resale agreements	$19,167	$1,329	$17,838	$17,832	$—	$6
Liabilities:
Securities sold under repurchase agreements	$2,401	$1,329	$1,072	$1,068	$—	$4

At December 31, 2018
Assets:
Securities purchased under resale agreements	$12,035	$1,867	$10,168	$10,165	$—	$3
Liabilities:
Securities sold under repurchase agreements	$3,333	$1,867	$1,466	$1,458	$—	$8

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at December 31, 2019 and 2018:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At December 31, 2019
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,401	$—	$—	$—	$—	$2,401

At December 31, 2018
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1,773	$369	$—	$191	$1,000	$3,333

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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income (loss).

	Fair Value Measurements on a Recurring Basis
December 31, 2019	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$6,763	$38	$—	$6,801	$—	$6,801
Asset-backed securities:
Collateralized debt obligations	—	71	—	71	—	71
Residential mortgages	—	—	17	17	—	17
Student loans	—	80	—	80	—	80
Corporate and other domestic debt securities	—	—	510	510	—	510
Debt securities issued by foreign entities	10,095	221	—	10,316	—	10,316
Equity securities	5,693	—	—	5,693	—	5,693
Precious metals trading	—	1,909	—	1,909	—	1,909
Derivatives:(1)
Interest rate contracts	110	12,275	10	12,395	—	12,395
Foreign exchange contracts	80	16,456	—	16,536	—	16,536
Equity contracts	—	4,922	185	5,107	—	5,107
Precious metals contracts	70	1,085	3	1,158	—	1,158
Credit contracts	—	1,060	79	1,139	—	1,139
Other contracts(2)	—	—	10	10	—	10
Derivatives netting	—	—	—	—	(33,193)	(33,193)
Total derivatives	260	35,798	287	36,345	(33,193)	3,152
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	17,532	14,702	—	32,234	—	32,234
Asset-backed securities:
Home equity	—	32	—	32	—	32
Other	—	—	111	111	—	111
Debt securities issued by foreign entities	3,158	128	—	3,286	—	3,286
Loans(4)	—	178	—	178	—	178
Other assets:
Equity securities	—	147	—	147	—	147
Equity securities measured at net asset value(5)	—	—	—	136	—	136
Total assets	$43,501	$53,304	$925	$97,866	$(33,193)	$64,673
Liabilities:
Domestic deposits(4)	$—	$6,435	$774	$7,209	$—	$7,209
Trading liabilities, excluding derivatives	1,182	124	—	1,306	—	1,306
Derivatives:(1)
Interest rate contracts	3	13,570	—	13,573	—	13,573
Foreign exchange contracts	—	15,805	1	15,806	—	15,806
Equity contracts	—	3,955	113	4,068	—	4,068
Precious metals contracts	80	1,306	3	1,389	—	1,389
Credit contracts	—	1,048	20	1,068	—	1,068
Other contracts(2)	—	—	85	85	—	85
Derivatives netting	—	—	—	—	(33,900)	(33,900)
Total derivatives	83	35,684	222	35,989	(33,900)	2,089
Short-term borrowings(4)	—	373	—	373	—	373
Long-term debt(4)	—	9,993	354	10,347	—	10,347
Total liabilities	$1,265	$52,609	$1,350	$55,224	$(33,900)	$21,324

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2018	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$5,368	$152	$—	$5,520	$—	$5,520
Asset-backed securities:
Collateralized debt obligations	—	—	100	100	—	100
Residential mortgages	—	—	16	16	—	16
Student loans	—	—	92	92	—	92
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	8,552	207	—	8,759	—	8,759
Equity securities	751	—	—	751	—	751
Precious metals trading	—	1,889	—	1,889	—	1,889
Derivatives:(1)
Interest rate contracts	2	10,053	2	10,057	—	10,057
Foreign exchange contracts	—	15,919	2	15,921	—	15,921
Equity contracts	—	2,449	97	2,546	—	2,546
Precious metals contracts	16	829	—	845	—	845
Credit contracts	—	883	73	956	—	956
Other contracts(2)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(27,192)	(27,192)
Total derivatives	18	30,133	179	30,330	(27,192)	3,138
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	16,198	11,699	—	27,897	—	27,897
Asset-backed securities:
Home equity	—	42	—	42	—	42
Other	—	—	107	107	—	107
Debt securities issued by foreign entities	2,362	971	—	3,333	—	3,333
Loans(4)	—	109	—	109	—	109
Other assets:
Equity securities	—	190	—	190	—	190
Equity securities measured at net asset value(5)	—	—	—	88	—	88
Other assets(7)	—	—	4	4	—	4
Total assets	$33,249	$45,392	$2,301	$81,030	$(27,192)	$53,838
Liabilities:
Domestic deposits(4)	$—	$7,229	$925	$8,154	$—	$8,154
Trading liabilities, excluding derivatives	738	215	—	953	—	953
Derivatives:(1)
Interest rate contracts	45	11,140	—	11,185	—	11,185
Foreign exchange contracts	15	15,715	3	15,733	—	15,733
Equity contracts	—	2,717	149	2,866	—	2,866
Precious metals contracts	274	626	—	900	—	900
Credit contracts	—	926	21	947	—	947
Other contracts(2)	—	—	40	40	—	40
Derivatives netting	—	—	—	—	(28,847)	(28,847)
Total derivatives	334	31,124	213	31,671	(28,847)	2,824
Short-term borrowings(4)	—	560	—	560	—	560
Long-term debt(4)	—	10,837	412	11,249	—	11,249
Total liabilities	$1,072	$49,965	$1,550	$52,587	$(28,847)	$23,740

(1)
Includes trading derivative assets of $3,055 million and $3,048 million and trading derivative liabilities of $1,929 million and $2,690 million at December 31, 2019 and 2018, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 15, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income, derivative assets and liabilities are recorded at fair value through net income (loss).

(2)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

(3)	Securities available-for-sale are recorded at fair value through other comprehensive income.

HSBC USA Inc.

(4)
See Note 16, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income, fair value option assets and liabilities are recorded at fair value through net income (loss).

(5)	Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

(6)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(7)	Represented contingent consideration receivable associated with the sale of a portion of our PB business, which concluded in 2019.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during 2019 and 2018. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2019	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2019	Current Period / Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$100	$2	$—	$—	$—	$(30)	$—	$(72)	$—	$—	$—
Residential mortgage asset-backed securities	16	1	—	—	—	—	—	—	17	—	—
Student loan asset-backed securities	92	5	—	—	—	(17)	—	(80)	—	—	—
Corporate and other domestic debt securities	1,803	—	—	—	—	(1,293)	—	—	510	—	—
Derivatives, net:(2)
Interest rate contracts	2	13	—	—	—	—	—	(5)	10	11	—
Foreign exchange contracts	(1)	4	—	—	—	21	(21)	(4)	(1)	—	—
Equity contracts	(52)	122	—	—	—	1	—	1	72	112	—
Credit contracts	52	(36)	—	—	—	31	4	8	59	10	—
Other contracts(3)	(35)	(63)	—	—	—	23	—	—	(75)	—	—
Other asset-backed securities available-for-sale(4)	107	—	4	—	—	—	—	—	111	—	4
Other assets(5)	4	—	—	—	—	(4)	—	—	—	—	—
Total assets	$2,088	$48	$4	$—	$—	$(1,268)	$(17)	$(152)	$703	$133	$4
Liabilities:
Domestic deposits(6)	$(925)	$(99)	$(14)	$—	$(188)	$236	$(7)	$223	$(774)	$(149)	$(14)
Long-term debt(6)	(412)	(43)	(5)	—	(156)	144	—	118	(354)	(51)	(5)
Total liabilities	$(1,337)	$(142)	$(19)	$—	$(344)	$380	$(7)	$341	$(1,128)	$(200)	$(19)

HSBC USA Inc.

	Jan. 1, 2018	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2018	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$129	$13	$—	$—	$—	$(42)	$—	$—	$100	$10
Residential mortgage asset-backed securities	—	—	—	—	—	—	16	—	16	—
Student loan asset-backed securities	—	—	—	—	—	—	92	—	92	—
Corporate and other domestic debt securities	1,803	—	—	—	—	—	—	—	1,803	—
Derivatives, net:(2)
Interest rate contracts	—	2	—	—	—	—	—	—	2	2
Foreign exchange contracts	—	(2)	—	—	—	1	—	—	(1)	(1)
Equity contracts	81	(126)	—	—	—	(26)	(2)	21	(52)	(95)
Credit contracts	114	(2)	—	—	—	(60)	—	—	52	(44)
Other contracts(3)	(46)	(15)	—	—	—	26	—	—	(35)	—
Other asset-backed securities available-for-sale(4)	111	—	(4)	—	—	—	—	—	107	(4)
Other assets(5)	15	(3)	—	—	—	(8)	—	—	4	—
Total assets	$2,207	$(133)	$(4)	$—	$—	$(109)	$106	$21	$2,088	$(132)
Liabilities:
Domestic deposits(6)	$(897)	$32	$13	$—	$(400)	$149	$(28)	$206	$(925)	$33
Long-term debt(6)	(641)	51	10	—	(197)	207	(1)	159	(412)	43
Total liabilities	$(1,538)	$83	$23	$—	$(597)	$356	$(29)	$365	$(1,337)	$76

(1)	Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income (loss).

(2)
Level 3 net derivatives included derivative assets of $287 million and derivative liabilities of $222 million at December 31, 2019 and derivative assets of $179 million and derivative liabilities of $213 million at December 31, 2018. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

(3)
Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares. Gains (losses) on these swap agreements are included in other income in the consolidated statement of income (loss).

(4)
Realized gains (losses) on securities available-for-sale are included in other securities gains, net in the consolidated statement of income (loss). Unrealized gains (losses) on securities available-for-sale are included in other comprehensive income.

(5)
Represented contingent consideration receivable associated with the sale of a portion of our PB business, which concluded in 2019. Gains (losses) associated with this transaction were included in other income in the consolidated statement of income (loss).

(6)
Excluding unrealized gains (losses) on fair value option liabilities attributable to our own credit spread, which are recorded in other comprehensive income, gains (losses) on fair value option liabilities are included in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

HSBC USA Inc.

Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at December 31, 2019 and 2018:

December 31, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Residential mortgage asset-backed securities	$17	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1%	N/A
			Conditional default rates	8%	N/A
			Loss severity rates	70%	N/A
			Discount margin	600bps	N/A
Corporate and other domestic debt securities	$510	Discounted cash flows	Spread volatility on collateral assets	4%	N/A
			Correlation between insurance claim shortfall and collateral value	80%	N/A
Interest rate derivative contracts	$10	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	42% - 100%	80%
			Likelihood of transaction being executed	90%	N/A
Foreign exchange derivative contracts(2)	$(1)	Option pricing model	Implied volatility of currency pairs	6% - 11%	8%
Equity derivative contracts(2)	$72	Option pricing model	Equity / Equity Index volatility	7% - 36%	22%
			Equity / Equity and Equity / Index correlation	43% - 79%	49%
			Equity dividend yields	0% - 4%	2%
Credit derivative contracts	$59	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	41bps	N/A
Other derivative contracts	$(75)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	3 years	N/A
Other asset-backed securities available-for-sale	$111	Discounted cash flows	Market assumptions related to yields for comparable instruments	0% - 3%	2%
Domestic deposits (structured deposits)(2)(3)	$(774)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 11%	8%
			Equity / Equity Index volatility	7% - 28%	13%
			Equity / Equity and Equity / Index correlation	43% - 49%	46%
Long-term debt (structured notes)(2)(3)	$(354)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 11%	8%
			Equity / Equity Index volatility	7% - 29%	16%
			Equity / Equity and Equity / Index correlation	54% - 79%	64%

HSBC USA Inc.

December 31, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$100	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 1%
			Conditional default rates	0% - 1%
			Loss severity rates	90% - 95%
Residential mortgage asset-backed securities	$16	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1%
			Conditional default rates	4%
			Loss severity rates	85%
			Discount margin	250bps
Student loan asset-backed securities	$92	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	6% - 7%
			Conditional default rates	1% - 2%
			Loss severity rates	25% - 40%
			Discount margin	91bps -115bps
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$2	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	3% - 99%
			Likelihood of transaction being executed	90%
Foreign exchange derivative contracts(2)	$(1)	Option pricing model	Implied volatility of currency pairs	8% - 12%
Equity derivative contracts(2)	$(52)	Option pricing model	Equity / Equity Index volatility	7% - 44%
			Equity / Equity and Equity / Index correlation	42% - 79%
			Equity dividend yields	0% - 7%
Credit derivative contracts	$52	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	102bps - 118bps
Other derivative contracts	$(35)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	2 years
Other asset-backed securities available-for-sale	$107	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Other assets	$4	Discounted cash flows	Client transfer rates based on rating	50% - 95%
Domestic deposits (structured deposits)(2)(3)	$(925)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%
			Equity / Equity Index volatility	7% - 37%
			Equity / Equity and Equity / Index correlation	42% - 49%
Long-term debt (structured notes)(2)(3)	$(412)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%
			Equity / Equity Index volatility	7% - 42%
			Equity / Equity and Equity / Index correlation	45% - 79%

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

(3)
Structured deposits and structured notes contain embedded derivative features whose fair value measurements contain significant Level 3 inputs. See equity and foreign exchange derivatives below for a discussion of the uncertainty of Level 3 inputs related to structured deposits and structured notes.

N/A Not Applicable

HSBC USA Inc.

Uncertainty of Level 3 Inputs to Fair Value Measurements
Residential mortgage asset-backed securities - Prepayment rate, probability of default, loss severity rate and discount margin are significant unobservable inputs.

•
Prepayment rate - The rate at which borrowers pay off the loans early. The prepayment rate is affected by a number of factors including location of the collateral, interest rate type of the loan, borrowers' credit and sensitivity to interest rate movement.

•	Probability of default - Annualized percentage of default rate over a group of collateral such as residential mortgage loans.

•	Loss severity rate - The loss severity rate is the percentage of total lifetime losses (both interest and principal) as a percentage of principal balance measured at default date.

•	Discount margin - An expected return earned in addition to the index underlying (in this case the London Interbank Offered Rate ("LIBOR")) is another input into valuation of securities.
A significant increase (decrease) in one or more of these inputs would have resulted in a lower (higher) fair value measurement of the securities. Generally, a change in assumption for default probability would have been accompanied by a directionally similar change in loss severity, and a directionally opposite change in prepayment speed.
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
Significant Transfers Into and Out of Level 3 Measurements During 2019, we transferred $223 million of domestic deposits and $118 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during 2019, we transferred $72 million of collateralized debt obligations ("CDOs") and $80 million of student loan asset-backed securities from Level 3 to Level 2 as the inputs used to value these securities have become more observable reflecting improved market liquidity for these securities.

HSBC USA Inc.

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
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) goodwill or lease ROU assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at December 31, 2019 and 2018. The gains (losses) during 2019 and 2018 are also included.

	Non-Recurring Fair Value Measurements at December 31, 2019				Total Gains (Losses) For the Year Ended December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$12	$—	$12	$—
Consumer loans(2)	—	14	—	14	(7)
Impaired commercial loans(3)	—	—	50	50	(25)
Real estate owned(4)	—	6	—	6	(1)
Goodwill(5)	—	—	372	372	(365)
Leases(6)	—	—	2	2	(13)
Total assets at fair value on a non-recurring basis	$—	$32	$424	$456	$(411)

	Non-Recurring Fair Value Measurements at December 31, 2018				Total Gains (Losses) For the Year Ended December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(2)	$—	$15	$—	$15	$(8)
Commercial loans held for sale(7)	—	36	—	36	5
Impaired commercial loans(3)	—	—	37	37	114
Real estate owned(4)	—	7	—	7	3
Total assets at fair value on a non-recurring basis	$—	$58	$37	$95	$114

(1)	At December 31, 2019, the fair value of the loans held for sale was below cost.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(3)
Certain commercial loans are considered impaired. As a matter of practical expedient, we measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.

(4)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

(5)
During the third quarter of 2019, the goodwill allocated to our RBWM business was written down to $372 million. See Note 9, "Goodwill," for further discussion of the results of our annual goodwill impairment testing, including the method for determining fair value and the events and circumstances leading to the impairment.

(6)
During the fourth quarter of 2019, we determined that we would exit certain branches and, as a result, the lease ROU assets associated with these branches were written down based on their estimated remaining useful lives. See Note 10, "Leases," for further discussion.

(7)	At December 31 2018, the fair value of the loans held for sale was below cost.

HSBC USA Inc.

Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at December 31, 2019 and 2018:

At December 31, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Impaired commercial loans	$50	Valuation of third party appraisal on underlying collateral	Loss severity rates	9% - 100%	45%

At December 31, 2018
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Impaired commercial loans	$37	Valuation of third party appraisal on underlying collateral	Loss severity rates	13% - 100%

(1)	Weighted average is calculated based on the carrying value of the loans.
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

•
Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $41 million and $72 million at December 31, 2019 and 2018, respectively.

The following tables provide additional information relating to our asset-backed securities, including CDOs, at December 31, 2019:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Collateralized debt obligations	$42	$—	$42
	Student loans	80	—	80
	Total AAA -A	122	—	122
BBB - B	Collateralized debt obligations	29	—	29
CCC - Unrated	Residential mortgages - Subprime	—	17	17
		$151	$17	$168
Available-for-sale asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Home equity - Alt A	$32	$—	$32
BBB -B	Other	—	111	111
		$32	$111	$143

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

HSBC USA Inc.

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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at December 31, 2019 and 2018, and their classification within the fair value hierarchy:

December 31, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$3,800	$3,800	$1,744	$2,038	$18
Federal funds sold and securities purchased under agreements to resell	17,838	17,838	—	17,838	—
Securities held-to-maturity	13,293	13,431	—	13,431	—
Commercial loans, net of allowance for credit losses	47,704	49,252	—	—	49,252
Commercial loans held for sale	34	34	—	34	—
Consumer loans, net of allowance for credit losses	20,212	19,889	—	—	19,889
Consumer loans held for sale:
Residential mortgages	77	78	—	77	1
Financial liabilities:
Short-term financial liabilities	$3,304	$3,304	$—	$3,286	$18
Deposits:
Without fixed maturities	96,161	96,161	—	96,161	—
Fixed maturities	16,323	16,264	—	16,264	—
Long-term debt	16,350	16,696	—	16,696	—

HSBC USA Inc.

December 31, 2018	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$17,237	$17,237	$1,514	$15,700	$23
Federal funds sold and securities purchased under agreements to resell	10,168	10,168	—	10,168	—
Securities held-to-maturity	14,670	14,443	—	14,443	—
Commercial loans, net of allowance for credit losses	48,884	50,671	—	—	50,671
Commercial loans held for sale	285	285	—	285	—
Consumer loans, net of allowance for credit losses	19,553	18,878	—	—	18,878
Consumer loans held for sale:
Residential mortgages	65	65	—	65	—
Other consumer	53	53	—	—	53
Financial liabilities:
Short-term financial liabilities	$3,643	$3,649	$—	$3,626	$23
Deposits:
Without fixed maturities	91,794	91,794	—	91,794	—
Fixed maturities	10,996	10,933	—	10,933	—
Deposits held for sale	10	10	—	10	—
Long-term debt	19,379	19,688	—	19,688	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $162 million and $165 million at December 31, 2019 and 2018, respectively.

29. Litigation and Regulatory Matters

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
During 2019, we recorded expense related to legal matters (excluding attorney's fees) of $54 million compared with expense of $522 million and $29 million during 2018 and 2017, respectively.
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $225 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.

HSBC USA Inc.

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
In June 2018, the defendants, including the HSBC entities, reached an agreement with counsel for the putative Federal Rule of Civil Procedure 23(b)(3) opt-out class, seeking monetary relief, to resolve all claims as filed in a third consolidated amended class action complaint in In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. The court granted final approval of the settlement in December 2019. Certain HSBC entities are responsible for a pro rata portion of the settlement amount, for which they are reserved, pursuant to the Sharing Agreements entered into by the defendants. In January 2020, objectors to the settlement filed an appeal.
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
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. (N.D. Ga. Case No. 12-CV-03640) In 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia filed a lawsuit pursuant to the Fair Housing Act ("FHA") against HSBC North America and certain subsidiaries, including HSBC Finance and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, the plaintiff counties assert that the defendants allegedly violated the FHA which plaintiffs contend led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. In March 2015, the court denied the HSBC defendants' motion for summary judgment. In November 2015, the HSBC defendants' motion for reconsideration of that decision was granted in part, and the court reversed certain aspects of its March 2015 decision.
This matter had been stayed pending U.S. Supreme Court review of the U.S. Court of Appeals for the Eleventh Circuit ("Eleventh Circuit") decision reversing motions to dismiss two similar cases filed against other lenders in City of Miami v. Bank of America Corp. & Wells Fargo & Co. In May 2017, the U.S. Supreme Court issued its decision, affirming the Eleventh Circuit's finding that a municipal plaintiff can be within the zone of interest conceivably protected by the FHA. The court did not determine whether the injuries alleged by the city met the proximate cause test, but provided guidance for the lower courts in employing that test in further proceedings. In May 2019, the Eleventh Circuit issued a decision in the case upon remand from the U.S. Supreme Court, holding that the City of Miami had plausibly alleged damages in the form of lost property tax revenue, but had not adequately pled other forms of damages (increased municipal expenditures). Plaintiffs filed an amended complaint in October 2019, which defendants moved to dismiss.
In December 2019, in order to avoid the cost, delay and uncertainty of litigation, the parties reached an agreement in principle to settle this matter, subject to final documentation and approval of the appropriate governmental bodies of each of the three county

HSBC USA Inc.

plaintiffs. The total amount of the settlement with respect to HSBC Bank USA is approximately $580,000.
County of Cook v. HSBC North America Holdings Inc., et al. (N.D. Ill. Case No. 1:14-cv-2031). In 2014, Cook County, Illinois (the county in which the city of Chicago is located) filed an action pursuant to the FHA against HSBC North America and certain subsidiaries that is substantially similar to the lawsuit filed by the counties of DeKalb, Fulton and Cobb in Georgia. In this action, as in DeKalb County, et al. v. HSBC North America Holdings Inc., et al., the plaintiff asserts that the defendants allegedly violated the FHA which plaintiff contends led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. An amended complaint was filed in 2014, and the court denied the HSBC defendants' motion to dismiss the amended complaint in September 2015.
This matter had been stayed pending U.S. Supreme Court review of the Eleventh Circuit decision in City of Miami v. Bank of America Corp. & Wells Fargo & Co. discussed above in the DeKalb County action. Following the Supreme Court decision, the stay of the action was lifted, and plaintiff filed an amended complaint in July 2017. In May 2018, the court granted in part and denied in part defendants' motion to dismiss the amended complaint.
In December 2019, in order to avoid the cost, delay and uncertainty of litigation, the parties reached an agreement in principle to settle this matter, subject to final documentation and approval of the appropriate governmental body for Cook County, Illinois. The total amount of the settlement with respect to HSBC Bank USA is approximately $580,000.
Credit Default Swap Matters
In June 2017, an action was filed by TeraExchange, LLC ("Tera"), a swaps execution facility, as well as its affiliates, against more than two dozen financial institutions, including HSBC, HSBC Bank plc, HSBC Bank USA and HSI, alleging violations of federal and state antitrust laws, and breaches of common law, arising out of an alleged conspiracy among the defendants to boycott Tera from the credit default swap trading market. In July 2019, the court granted the motion to dismiss the action as to certain defendants, including the HSBC defendants. This matter will no longer be reported.
Interest Rate Swap Investigation
The U.S. Commodity Futures Trading Commission ("CFTC") is investigating HSBC Bank USA in relation to interest rate swap transactions related to bond issuances. In December 2019, the CFTC filed a civil enforcement action against a now-former HSBC employee and charged him with violating the Commodity Exchange Act's anti-fraud provisions in relation to a 2012 interest rate swap transaction. We are cooperating with the CFTC's investigation.
Foreign Exchange ("FX") Matters
FX Opt Out Litigation In November 2018, a complaint was filed in the U.S. District Court for the Southern District of New York by several institutions that opted out of the consolidated FX action that settled in August 2018 naming, among other institutions, the same HSBC defendants that had been named in that settled consolidated action. (Allianz Global Investors GMBH, et al. v Bank of America Corporation, et al. (the "FX Opt Out Litigation")). In June 2019, plaintiffs filed a second amended complaint. Defendants have moved to dismiss the complaint which remains pending. Limited discovery is underway.
Other putative class actions making similar allegations are pending against HSBC defendants, as well as other defendants, in the U.S. District Court for the Southern District of New York on behalf of:  (1) retail customers (Nypl v. JPMorgan Chase, et al.; Case No. 1:15-CV-9300); and (2) "indirect purchasers" of FX (Contant v. Bank of America Corporation, et al.; Case No. 1:17-CV-03139). The Nypl defendants have answered the complaint and discovery is underway. In October 2018, the Contant court granted in part and denied in part plaintiffs' motion to amend the complaint, allowing plaintiffs to amend their state law antitrust and unfair trade practices claims but denying their request to amend their federal law antitrust claims. In May 2019, the court denied HSBC Bank plc's motion to dismiss for lack of personal jurisdiction. Discovery is underway.
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

HSBC USA Inc.

In September 2017, HSBC and HSBC North America entered into a consent order with the FRB in connection with its investigation into HSBC Group's historical FX exchange activities, which required HSBC and HSBC North America to undertake certain remedial steps.
In August 2016, the DOJ indicted two now-former HSBC employees and charged them with wire fraud and conspiracy relating to a 2011 foreign exchange transaction. One of the former employees was found guilty in October 2017. The Second Circuit affirmed the conviction in September 2019 and denied his motion for rehearing in January 2020.
In February 2017, the Competition Commission of South Africa ("Commission") referred a complaint for proceedings before the South African Competition Tribunal ("Tribunal") against 18 financial institutions, including HSBC Bank plc, for alleged anticompetitive behavior in the South African foreign exchange market. In January 2018, the Tribunal approved the provisional referral of additional financial institutions, including HSBC Bank USA. In June 2019, the Tribunal issued a decision requiring the Commission to revise its complaint and dismissing HSBC Bank USA. The Tribunal ruled that HSBC Bank USA may be re-joined but can be subject to declaratory order only and cannot be fined or ordered to pay damages. Several financial institutions, including HSBC Bank USA, appealed part of the decision to the Competition Appeal Court of South Africa, and the Commission cross-appealed.
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
Canada Litigation Beginning in December 2015, HSBC, HSBC Bank plc, HSBC USA, HSI, HSBC Bank Canada and HSBC Securities Canada have been named, along with other institutions, in several putative class actions filed in the Superior Courts of Justice in the Provinces of Ontario and Quebec, Canada. These suits allege, among other things, that the defendants conspired to manipulate the prices of gold and silver derivatives. These claims include: (1) DiFilippo and Caron v. The Bank of Nova Scotia, et al. (Superior Court of Justice, Ontario Province) (Gold Fix); (2) DiFilippo and Caron v. The Bank of Nova Scotia, et al. (Superior Court of Justice, Ontario Province) (Silver Fix); (3) Benoit v. Bank of Nova Scotia, et al. (Superior Court of Justice, Quebec Province) (Gold Fix); and (4) Ayas v. La Banque de Nouvelle-Ecosse, et. al. (Superior Court of Justice, Quebec Province) (Silver Fix). These actions are at an early stage.
Investigations In 2014, the Antitrust Division and Criminal Fraud Section of the DOJ issued a document request to HSBC, seeking the voluntary production of certain documents in connection with a criminal investigation that the DOJ is conducting of alleged anti-competitive and manipulative conduct in precious metals trading. As previously disclosed, in January 2019, the DOJ closed its investigation without taking any action against HSBC, including HSBC Bank USA. This investigation is now concluded and will no longer be reported.
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

HSBC USA Inc.

funds, funds investors and the Madoff Securities trustee ("Trustee"), as described below) have commenced Madoff-related proceedings against numerous defendants arising out of Madoff Securities' fraud.
In 2010, the Trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court for the Southern District of New York ("U.S. Bankruptcy Court") and in the English High Court. The Trustee filed a suit in the U.S. captioned Picard v. HSBC et al (Bankr S.D.N.Y. Case No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, against HSBC Bank USA and certain of our foreign affiliates. The Trustee's claims seek recovery of prepetition transfers pursuant to U.S. bankruptcy law. The amount of these claims has not been pleaded or determined as against the HSBC entities. In November 2016, the U.S. Bankruptcy Court granted the motion to dismiss with respect to certain of the Trustee's claims filed by numerous defendants, including a number of foreign affiliates of HSBC Bank USA. In February 2019, the Second Circuit reversed that dismissal and remanded the cases to the US Bankruptcy Court. In August 2019, HSBC and other parties filed a petition for a writ of certiorari (the 'Petition') in the US Supreme Court seeking review of the Second Circuit's decision. Further proceedings in the US Bankruptcy Court have been stayed pending the disposition of the Petition.
The Trustee's English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through the HSBC entities. The Trustee's deadline for serving the claims has been extended through September 2020 for the U.K.-based defendants and November 2020 for all other defendants.
SPV Optimal SUS Ltd. ("SPV Optimal"), the purported assignee of Madoff Securities-invested Optimal Strategic U.S. Equity Ltd. filed an action against various HSBC entities, including HSBC Bank USA, in 2014 in New York state court asserting common law claims for aiding and abetting breach of fiduciary duty, aiding and abetting conversion, aiding and abetting fraud and knowing participation in a breach of trust and seeks to recover damages lost to Madoff's fraud. (SPV OSUS Ltd. v. HSBC Bank plc, et al., Case No. 162259/2014). The HSBC defendants removed the case to the federal district court in New York in April 2018 and filed an amended motion to dismiss in September 2018 in response to the most recently amended complaint. In February 2019, SPV OSUS agreed to withdraw its action with prejudice against the HSBC entities. This matter will no longer be reported.
Beginning in 2009, Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited (together "Fairfield"), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands ("BVI") and the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC's private banking business and other clients who invested in the Fairfield funds, seeking restitution of payments made in connection with share redemptions. The Fairfield liquidators voluntarily discontinued their actions against the HSBC defendants in BVI. In October 2016, the Fairfield liquidators filed a motion seeking leave to amend their complaints in the U.S. Bankruptcy Court. In January 2017, defendants filed a consolidated motion to dismiss and oppose the Fairfield liquidators' motion. In December 2018, the U.S. Bankruptcy Court issued a decision that partially granted defendants' motion to dismiss claims by the Fairfield liquidators and granted a motion by the liquidators to file amended complaints. In May 2019, the liquidators appealed certain issues from the U.S. Bankruptcy Court opinion to the US District Court for the Southern District of New York. Briefing on the liquidators' appeal is scheduled to be completed by April 2020.
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
Supranational, Sovereign and Agency ("SSA") Bonds
Beginning in November 2017, HSBC, HSBC Bank plc, HSBC Bank USA, HSBC Bank Canada, HSBC USA, HSBC North America and HSI, among others, were named as defendants in actions filed in the Superior Court and Federal Court of Ontario Province. The actions allege that the defendants conspired to manipulate the market for SSA bonds between January 2005 and December 2015 in violation of Canadian civil anti-trust law. The Superior Court action therefore lapsed. In September 2019, the parties reached a settlement of the Canadian SSA bonds litigation for CAD $1.323 million. The court granted preliminary approval, and a final approval hearing has been scheduled for February 2020. The U.S. HSBC defendants, including HSBC Bank USA, did not contribute to the settlement. This matter will no longer be reported.
Mexican Government Bond Litigation
HSBC, HSBC Bank plc, HSBC North America, HSBC Bank USA, HSI, HMUS, as well as non-U.S. HSBC affiliates, have been named as defendants, among others, in a putative class action brought in the U.S. District Court for the Southern District of New York in March 2018 relating to the Mexican government bond ("MGB") market (Oklahoma Firefighters Pension & Retirement System, et al. v. Banco Santander S.A., et al.). The action alleges that defendants conspired to fix MGB prices between January 2006 and April 2017 in violation of federal antitrust laws. In July 2018, plaintiffs filed an amended consolidated complaint. In September 2019, the court granted defendants' motion to dismiss. In December 2019, plaintiffs amended the complaint and dropped all HSBC defendants except a non-U.S. affiliate. This matter will no longer be reported.

HSBC USA Inc.

Benchmark Rate Litigation
USD LIBOR: HSBC, HSBC Bank plc, HSBC USA and/or HSBC Bank USA are among several defendants in lawsuits filed by the following plaintiffs seeking unspecified damages arising from the alleged artificial suppression of U.S. dollar LIBOR rates: (1) the Federal Home Loan Mortgage Corporation; (2) two mutual funds managed by Prudential Investment Portfolios ("Prudential"); (3) the FDIC, in its role as receiver for several failed banks; and (4) the National Credit Union Administration Board, in its capacity as liquidator for several failed credit unions. The parties settled the Prudential lawsuit on a confidential basis, and the action was dismissed in December 2019 and will no longer be reported. The other defendants in the remaining actions are members of the U.S. dollar LIBOR panel of banks and their affiliates. These actions are part of the U.S. dollar LIBOR Multi-District Litigation proceeding pending in the U.S. District Court for the Southern District of New York (In re LIBOR-Based Financial Instruments Antitrust Litigation). During 2018, the U.S. District Court for the Southern District of New York granted final approval of the settlements with those who purchased USD LIBOR-indexed interest rate swaps and other instruments from certain non-defendant financial institutions and U.S. based lending institutions that made or purchased USD LIBOR indexed loans. The remaining settlements are subject to final court approval. Additionally, a number of other US dollar LIBOR-related actions remain pending against HSBC.
CDOR: HSBC Bank USA, HSBC, HSBC USA, HSBC Bank plc, HSBC North America, HSI and HSBC Canada have been named as defendants, among others, in a putative class action brought in the U.S. District Court for the Southern District of New York on behalf of persons who transacted in products tied to the Canadian Dealer Offered Rate ("CDOR") between August 2007 and December 2014. The complaint, captioned Fire & Police Pension Association of Colorado, et al. v Bank of Montreal, et al. (Case No. 18-cv-00342), alleges that the defendant banks conspired to suppress CDOR by making artificially lower submissions and entering into collusive transactions in the swaps market, thereby fixing the prices of CDOR-based derivatives for their collective financial benefit. The defendants are accused of illegal restraint of trade in violation of the Sherman Antitrust Act, violation of the Racketeer Influenced Corrupt Organization Act and Commodity Exchange Act. Plaintiffs withdrew an appeal of the March 2019 decision dismissing the action. The matter is now concluded and will no longer be reported.
Intercontinental Exchange ("ICE") LIBOR: In January 2019, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York on behalf of persons who purchased over the counter instruments paying interest indexed to ICE LIBOR from a panel bank against HSBC Bank plc, HSBC Bank USA, HSBC North America, HSBC USA and HSI, as well as other panel banks, alleging a conspiracy to depress USD ICE LIBOR from February 2014 (when ICE began administration of LIBOR) to the present. The complaint alleges, among other things, misconduct related to the suppression of the benchmark rate in violation of U.S. antitrust and state law. (Putnam Bank v. Intercontinental Exchange, Inc., et al. (Case No. 19-cv-00439)). Defendants filed a motion to dismiss the amended complaint in August 2019.
Mortgage Securitization Matters
In addition to the repurchase risk described in Note 27, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $3.4 billion and $3.8 billion at December 31, 2019 and 2018, respectively.
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
In 2013, Deutsche Bank National Trust Company ("DBNTC"), as trustee of HASCO 2007-NC1, filed a complaint in New York County Supreme Court, State of New York, naming HSBC Bank USA as the sole defendant. The complaint alleges that DBNTC brought the action at the direction of certificateholders of the trust, seeking specific performance and/or damages of at least $508 million arising out of the alleged breach of various representations and warranties made by HSBC Bank USA in the applicable pooling and servicing agreement regarding certain characteristics of the mortgage loans contained in the trust. In 2014, the court granted HSBC Bank USA's motion to dismiss, without prejudice, and with leave to replead. Plaintiff filed an amended complaint which HSBC Bank USA moved to dismiss, and that motion was denied in November 2015. HSBC Bank USA appealed the decision. In December 2017, the appeals court issued a decision dismissing the complaint. Plaintiff filed a motion for leave to appeal the dismissal of the action with the New York Court of Appeals, which was granted in September 2018. In November 2019, an

HSBC USA Inc.

agreement was reached to resolve the dispute, and the settlement amount was fully reserved at that time. The parties are continuing to negotiate the final documentation of the settlement.
Mortgage Securitization Trust Litigation Since 2014, Plaintiff-Investors in 280 RMBS trusts (the "Trusts") have sued HSBC Bank USA, as mortgage securitization trustee, in a number of cases: BlackRock et al., Royal Park Investments SA/NV ("RPI"), Phoenix Light SF Limited, the National Credit Union Administration Board, as Liquidating Agent, Commerzbank AG, Triaxx, IKB Bank AG ("IKB"), RMBS Recovery Holdings I, LLC, et al. ("Fir Tree"), VRS Holdings 2 LLC ("VRS") and Reliance Standard Life Insurance Company ("Reliance"). All the cases, with the exception of the IKB, Fir Tree, VRS and Reliance cases, have been deemed related and are assigned to the same judge in the U.S. District Court for the Southern District of New York. The IKB, VRS and Reliance cases are pending in New York State court and Fir Tree filed cases in both New York and Virginia state courts. The lawsuits were brought derivatively on behalf of the Trusts, but some also seek class relief. The complaints allege generally that the Trusts have collectively sustained losses in collateral value of approximately $38 billion and seek to recover unspecified damages as a result of alleged breach of contract; breach of the federal Trust Indenture Act and New York's Streit Act; tort claims such as negligence, negligent misrepresentation, conflict of interest and breach of fiduciary duty. Similar lawsuits were filed simultaneously against other non-HSBC financial institutions that similarly served as mortgage securitization trustees. HSBC Bank USA's motions to dismiss these cases have largely been denied. In February 2018, the Virginia state court dismissed the Fir Tree case on procedural grounds, and Fir Tree has appealed the decision which was ultimately granted. The case likely will proceed in Virginia. BlackRock's and RPI's motion for class certification has been denied, and the U.S. Court of Appeals for the Second Circuit denied a request for review of the decision. Both cases have settled on a confidential basis and have been dismissed. Additionally, the claim brought by Commerzbank AG has settled on a confidential basis. The settlement has been fully reserved, and the case was dismissed in February 2020. Discovery is underway in a number of the remaining actions. In February 2019, Park Royal LLC filed a summons with notice in New York state court against HSBC Bank USA, as trustee for three residential mortgage-backed securities trusts, alleging the same misconduct that other plaintiffs have alleged against the trustee and seeking damages of $59 million. No complaint has yet been filed or served on HSBC Bank USA. This action is at an early stage.
Shareholder Derivative Action In 2014, a shareholder of HSBC (who is not a shareholder of HSBC Bank USA, HSBC North America or HSBC USA) filed a shareholder derivative action, captioned Michael Mason-Mahon v. Douglas J. Flint, et al. (New York State Supreme Court, Nassau County, Index No. 602052/2014), purportedly on behalf of HSBC, HSBC Bank USA, HSBC North America and HSBC USA (the "Nominal Corporate Defendants") in New York State Supreme Court against the directors, certain officers and certain former officers directors of those HSBC companies (the "Individual Defendants") alleging that the Individual Defendants breached their fiduciary duties to the companies and caused a waste of corporate assets by allegedly permitting and/or causing the conduct underlying the five-year deferred prosecution agreement with the DOJ. Plaintiffs filed an amended complaint in February 2015. The Nominal Corporate Defendants moved to dismiss the original and amended complaints. Individual Defendants who have been served also responded to the complaints. In November 2015, the court granted the Nominal Corporate Defendants' motion to dismiss. In November 2018, the appellate court reversed the New York state court's dismissal of the action, which was based on plaintiff's standing to assert claims. The Nominal Corporate Defendants filed a motion for reargument or, in the alternative, for leave to appeal to the New York Court of Appeals in December 2018 which was denied in March 2019. In February 2019, the Nominal Corporate Defendants and most of the Individual Defendants filed a motion to dismiss in New York State Supreme Court, where the matter is pending.
Anti-Terrorism Act Cases
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In 2014, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between April 2004 and November 2011. The complaint was filed against HSBC, HSBC Bank USA, HSBC Bank plc and HSBC Bank Middle East Limited, as well as other non-HSBC banks, and alleges that the defendants conspired to violate the federal Anti-Terrorism Act., (18 U.S.C. §2331 et seq.) ("ATA"), by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. Defendants filed a motion to dismiss in March 2015. Plaintiffs filed amended complaints thereafter, which defendants moved to dismiss in September 2016. In July 2018, the magistrate judge issued a recommendation that the court deny the defendants', including HSBC Bank USA's, motion to dismiss. In September 2019, the district court granted defendants' motion to dismiss. Plantiffs have appealed the decision.
In December 2018, a new action captioned Charlotte Freeman, et al. v. HSBC Holdings plc, et al. was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2004 and 2011 ("Freeman II"). Freeman II is substantially similar to the original Freeman action and has been designated as related to that action but includes additional plaintiffs and claims not asserted in the original Freeman action. The defendants filed a motion to dismiss in January 2020.
Jeffrey Siegel, et al. v. HSBC Holdings plc, et al. In November 2015, an action was filed against HSBC, HSBC North America, HSBC Bank USA and HSBC Bank Middle East Limited (among other HSBC entities that subsequently were dismissed from the action), as well as unaffiliated Al Rajhi Bank, in the U.S. District Court for the Northern District of Illinois. Plaintiffs, four U.S. nationals injured or killed in a 2005 terrorist attack on a hotel in Amman, Jordan and their families and heirs, allege violations of

HSBC USA Inc.

the ATA. The complaint includes one count against the HSBC defendants for violation of the ATA's civil provision, alleging a failure to enforce due diligence methods to prevent its financial services from being used to support the terrorist attack. In August 2017, the court granted HSBC's and HSBC Bank Middle East Limited's motion to dismiss for lack of personal jurisdiction and transferred the action as to HSBC Bank USA and HSBC North America to the U.S. District Court for the Southern District of New York. In January 2018, the court denied plaintiffs' motion to amend the complaint to add allegations against HSBC. Plaintiffs filed an amended complaint in March 2018 against the remaining defendants, HSBC Bank USA and HSBC North America. In July 2018, the court granted defendants' motion to dismiss the amended complaint. In August 2019, the Second Circuit upheld the district court's dismissal of the action. This matter will no longer be reported.
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
Timothy O'Sullivan, et al. v. Deutsche Bank AG, et al. In November 2017, a complaint was filed in the U.S. District Court for the Southern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2003 and 2011. The complaint was filed against HSBC, HSBC Bank plc, HSBC Bank USA, HSBC North America and HSBC Bank Middle East Limited, as well as other non-HSBC defendants, and alleges that the defendants conspired to violate the ATA by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. Defendants' motion to dismiss was granted in March 2019 and the plaintiffs moved for leave to amend their complaint. We await a decision.
In December 2018, a new action captioned Timothy O'Sullivan, et al. v. Deutsche Bank AG, et al. was filed in the U.S. District Court for the Southern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2003 and 2011 ("O’Sullivan II"). O’Sullivan II is substantially similar to the original O'Sullivan action and has been designated as related to that action but includes additional plaintiffs and claims not asserted in the original O'Sullivan action. This action has been stayed upon the parties’ agreement.
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
James Donaldson v.  HSBC Holdings plc, et al. In December 2018, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2005 and 2009. The complaint was filed against HSBC, HSBC Bank plc, HSBC Bank USA, and HSBC Bank Middle East Limited, as well as other non-HSBC bank defendants, and alleges that the defendants conspired to violate the ATA by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. and that they aided and abetted primary violators of the ATA. This action has been filed as related to the original Freeman action. This action has been stayed based upon the parties' agreement.
Kathleen Stephens v.  HSBC Holdings plc, et al. In December 2018, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq in 2007. The complaint was filed against HSBC, HSBC Bank plc, HSBC Bank USA, and HSBC Bank Middle East Limited, as well as other non-HSBC bank defendants, and alleges that the defendants conspired to violate the ATA by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. and that they aided and abetted primary violators of the ATA. This action has been filed as related to the newly filed Freeman action. This action has been stayed based upon the parties' agreement.

HSBC USA Inc.

Ryan Bowman et al. v. HSBC Holdings plc, et al. In April 2019, a new action in the U.S. District Court for the Eastern District of New York was filed against HSBC Holdings plc, HSBC Bank plc, HSBC Bank Middle East Limited, and HSBC Bank USA, among other defendants. Designating the case as related to Charlotte Freeman, et al. v. HSBC Holdings plc, et al. the claims are based on allegations that Iranian payments were purportedly provided to terrorist organizations operating in Iraq. Plaintiffs allege violations of the Anti-Terrorism Act (18 U.S.C. §2331 et seq.). The defendants filed a motion to dismiss in January 2020.
Dana Bernhardt et al. v. HSBC Holdings plc, et al. In November 2019, families of two deceased former US military personnel commenced an action against HSBC Holdings plc, HSBC Bank plc, HSBC North America and HSBC Bank USA, among other defendants, in the U.S. District of Columbia. The complaint references a single attack in Afghanistan in 2009 and alleges that HSBC defendants conspired with, among others, Bank Melli, Bank Saderat and Al Rajhi Bank, to violate the ATA. The HSBC defendants filed a motion to dismiss in January 2020.
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
In August 2018, the HSBC defendants filed a motion to dismiss. In response, plaintiffs requested and received leave from the court to file an amended complaint, which was filed in October 2018. The HSBC defendants moved to dismiss the amended complaint in December 2018. In May 2019, the U.S. District Court for the Southern District of New York granted HSBC Bank USA's motion and dismissed it from the case. This matter will no longer be reported.
Telephone Consumer Protection Act Litigation
In March 2017, plaintiff filed a consolidated and amended putative class action in the U.S. District Court for the Central District of California. Ahmed and Monteleone v. HSBC Bank USA, National Association (Case No. 5:16-cv-02057). The consolidated action alleges that the defendants contacted plaintiffs, or the members of the class that they seek to represent, on their cellular telephones using an automatic telephone dialing system or an artificial or prerecorded voice, without prior express consent or despite revocation of prior consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227 et seq. Plaintiffs seek statutory damages of up to $1,500 for each violation. HSBC Mortgage Corporation responded to the complaint, and discovery proceeded. In December 2018, the parties agreed to settle the action. In December 2019, the court granted final approval of the settlement. This matter will no longer be reported.
Frank Ortega v. HSBC Bank USA, National Association In June 2019, plaintiff filed a purported class action in California Superior Court in Los Angeles County based upon an October 2018 data breach experienced by HSBC Bank USA. The purported class members are HSBC Bank USA customers from October 4, 2018 to October 14, 2018 whose personal information allegedly was compromised. Plaintiff alleges he suffered actual harm in the form of fraudulent charges on his account, as well as continuing harm resulting from the compromise of his and other purported class members' personal data. The complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business and Professions Code 17200, negligence, and violation of the Consumers Legal Remedies Act 1750, and seeks unspecified monetary damages and injunctive relief. In October 2019, the court issued an order of voluntary dismissal of the action. This matter will no longer be reported.
Other Regulatory and Law Enforcement Investigations
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

HSBC USA Inc.

As previously disclosed, in October 2019, HSBC Bank USA resolved an investigation by the CFTC relating to historical swaps reporting and swap-dealer risk management issues. HSBC Bank USA paid a $650,000 civil monetary penalty, an amount which was fully reserved.

30. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow:

Balance Sheet At December 31,	2019	2018
	(in millions)
Assets:
Interest bearing deposits with banks	$—	$2
Securities held-to-maturity (fair value of $2 million at both December 31, 2019 and 2018, respectively)	2	2
Receivables and balances due from subsidiaries	14,044	15,593
Receivables from other HSBC affiliates	2,335	2,510
Investment in subsidiaries:
Banking	21,753	23,765
Other	12	1
Other assets	204	179
Total assets	$38,350	$42,052
Liabilities:
Interest, taxes and other liabilities	$137	$127
Payables due to subsidiaries	3	12
Payables due to other HSBC affiliates	35	12
Short-term borrowings	2,476	2,532
Long-term debt(1)	14,595	16,017
Long-term debt due to other HSBC affiliates(1)	2,848	2,846
Total liabilities	20,094	21,546
Total equity	18,256	20,506
Total liabilities and equity	$38,350	$42,052

(1)
Contractual scheduled maturities for the debt over the next five years are as follows: 2020 – $6.0 billion; 2021 – $2.5 billion; 2022 – $2.2 billion; 2023 – $1.1 billion; 2024 – $1.5 billion; and thereafter – $4.1 billion.

HSBC USA Inc.

Statement of Income (Loss) Year Ended December 31,	2019	2018	2017
	(in millions)
Income:
Dividends from banking subsidiaries	$138	$137	$136
Interest from subsidiaries	350	367	309
Interest from other HSBC affiliates	91	55	37
Other interest income	—	—	5
Other income (loss) from subsidiaries	2	(2)	(1)
Other income (loss) from other HSBC Affiliates	1,645	(829)	1,093
Other income (loss)	(1,690)	792	(772)
Total income	536	520	807
Expenses:
Interest to other HSBC Affiliates	140	62	40
Other interest expense	549	574	541
Other expenses with subsidiaries	12	8	15
Other expenses	5	2	3
Total expenses	706	646	599
Income (loss) before taxes and equity in undistributed income (loss) of subsidiaries	(170)	(126)	208
Income tax expense (benefit)	(78)	(66)	18
Income (loss) before equity in undistributed income (loss) of subsidiaries	(92)	(60)	190
Equity in undistributed income (loss) of subsidiaries	205	380	(369)
Net income (loss)	$113	$320	$(179)

Statement of Comprehensive Income (Loss) Year Ended December 31,	2019	2018	2017
	(in millions)
Net income (loss)	$113	$320	$(179)
Net change in unrealized gains (losses), net of tax:
Investment securities	403	(220)	211
Fair value option liabilities attributable to our own credit spread	(310)	324	(193)
Derivatives designated as cash flow hedges	8	40	(7)
Pension and post-retirement benefit plans	(14)	8	2
Total other comprehensive income	87	152	13
Comprehensive income (loss)	$200	$472	$(166)

HSBC USA Inc.

Statement of Cash Flows Year Ended December 31,	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net income (loss)	$113	$320	$(179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5	8	12
Net change in other assets and liabilities	1,463	(1,277)	481
Undistributed (income) loss of subsidiaries	(205)	(380)	369
Other, net	4	16	5
Cash provided by (used in) operating activities	1,380	(1,313)	688
Cash flows from investing activities:
Sales and maturities of securities	—	—	1
Net change in investments in and receivables due from subsidiaries	3,929	(1,045)	2,843
Net change in receivables from other HSBC affiliates	183	4,211	(2,882)
Other, net	1	10	403
Cash provided by investing activities	4,113	3,176	365
Cash flows from financing activities:
Net change in payables to other HSBC affiliates	4	(19)	(2)
Net change in short-term borrowings	(56)	1,378	(97)
Issuance of long-term debt	2,931	5,571	4,826
Repayment of long-term debt	(5,897)	(8,722)	(5,684)
Return of capital to parent	(2,400)	—	—
Other increases (decreases) in capital surplus	—	6	(18)
Dividends paid	(77)	(76)	(77)
Cash used in financing activities	(5,495)	(1,862)	(1,052)
Net change in cash and due from banks and interest bearing deposits with banks	(2)	1	1
Cash and due from banks and interest bearing deposits with banks at beginning of year	2	1	—
Cash and due from banks and interest bearing deposits with banks at end of year	$—	$2	$1
Cash paid for:
Interest	$662	$649	$584
HSBC Bank USA is subject to legal restrictions on certain transactions with its non-bank affiliates in addition to the restrictions on the payment of dividends to us. See Note 25, "Retained Earnings and Regulatory Capital Requirements," for further discussion.

31. Subsequent Event

On February 17, 2020, our Board of Directors approved a strategic plan to restructure our operations ("Restructuring Plan") in alignment with HSBC’s global strategy to refocus our wholesale operations to better serve our international corporate clients and restructure our retail operations to better meet the needs of globally mobile and affluent clients. We will also streamline our functional and operations support model by removing duplication and reduce the size of our balance sheet to better align with the scope and scale of the U.S. opportunity.
We expect to incur pre-tax charges in connection with this Restructuring Plan over the two year period of 2020-2021 of approximately $350-$400 million ($265-$305 million after-tax). Approximately $200-$250 million represents lease impairment charges and the remainder is comprised of severance and other costs. The portion of the pre-tax charges that will result in future cash expenditures cannot be determined at this time.
We also anticipate investments of approximately $100 million in modernization, digital capabilities and expanded product solutions. There can be no assurance, however, as to the precise timing or amounts of these expenditures. We anticipate that it will require approximately 24 months to complete the Restructuring Plan.

HSBC USA Inc.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a quarterly summary of selected financial information for HUSI:

	2019				2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$507	$503	$540	$562	$586	$559	$555	$552
Provision for credit losses	(3)	94	46	58	23	20	(45)	(71)
Net interest income after provision for credit losses	510	409	494	504	563	539	600	623
Other revenues	542	486	436	390	363	486	537	513
Operating expenses	871	1,106	774	750	780	790	786	1,282
Income (loss) before income tax	181	(211)	156	144	146	235	351	(146)
Income tax expense	48	39	35	35	34	58	82	92
Net income (loss)	$133	$(250)	$121	$109	$112	$177	$269	$(238)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2019, 2018 and 2017, there were no disagreements on accounting and financial disclosure matters between us and PricewaterhouseCoopers LLP ("PwC") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in its reports on our financial statements.

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC USA's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria related to internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework (2013)."
Based on the assessment performed, management concluded that as of December 31, 2019, HSBC USA's internal control over financial reporting was effective.

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
To comply with this requirement, HSBC has requested relevant information from its affiliates globally. During the period covered by this Form 10-K, HUSI did not engage in activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanctions programs described under "Frozen Accounts and Transactions" below. The following activities conducted by our affiliates are disclosed in response to Section 13(r):
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
There was no measurable gross revenue in 2019 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in 2019 and approximately 16 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during 2019 was approximately $1,736.

For the Iranian bank related-activity discussed above, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure.
The HSBC Group has been holding a safe custody box for the Central Bank of Iran. For a number of years, the box has not been accessed by the Central Bank of Iran, and no fees have been charged to the Central Bank of Iran.
The HSBC Group currently intends to continue to wind down the activity discussed in this section, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 During 2019, the HSBC Group processed the following transactions relating to Executive Order 13224:

•
The HSBC Group processed a local currency payment from a U.K. customer's account to that customer's account at another financial institution, which had been designated the previous day under Executive Order 13224.

•	The HSBC Group closed the accounts of and paid the closing balances to an individual designated under Executive Order 13224 in accordance with local legal requirements in that jurisdiction.

•
The HSBC Group set off mortgage debt owed by an individual who, at the time of the set-off, was designated under Executive Order 13224, using funds from the individual's frozen local currency cash accounts. The individual is no longer designated.

•
The HSBC Group processed a number of small local currency payments on behalf of U.K. customers to a U.K.-registered charity that is designated under Executive Order 13224, but that is not sanctioned by the U.K., EU, or the United Nations Security Council. The HSBC Group has identified that it also processed domestic payments from U.K. customers to this U.K.-registered charity over the course of 2013-2018.

•
The HSBC Group processed a local currency payment that was sent to a U.K. customer by another financial institution on behalf of an individual that is designated under Executive Order 13224, but that is not sanctioned by the U.K., EU, or the United Nations Security Council.

There was no measurable gross revenue or net profit generated from these transactions.

HSBC USA Inc.

Other activity The HSBC Group has an insurance company customer in the United Arab Emirates that, during 2019, made payments for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. The HSBC Group processed these payments to the hospital made by its customer.
The HSBC Group has a customer in the United Arab Emirates that, during 2019, made credit card payments for medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. The HSBC Group processed these payments to the hospital made by its customer.
The HSBC Group maintains certain accounts for customers in the United Arab Emirates that, during 2019, received check payments from entities owned by the Government of Iran.
The HSBC Group has a customer that, during 2019, received a domestic payment for the reimbursement of a vehicle inspection that was provided for the benefit of the Iranian Embassy. The HSBC Group processed this payment.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during 2019.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during 2019. There was no measurable gross revenue or net profit to the HSBC Group during 2019 relating to these frozen accounts.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Omitted.

Item 11.	Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Omitted.

Item 14. Principal Accounting Fees and Services

Audit Fees The aggregate amount billed by our principal accountant, PricewaterhouseCoopers LLP ("PwC"), for audit services performed during the fiscal years ended December 31, 2019 and 2018 was $8,897,750 and $6,944,530, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees The aggregate amount billed by PwC in connection with audit related services performed during the fiscal years ended December 31, 2019 and 2018 was $2,738,000 and $2,369,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees The aggregate amount billed by PwC for tax related services performed during the fiscal years ended December 31, 2019 and 2018 was $9,000 and $14,000, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal tax accounts in relation to the computation of associated interest. The tax related services billed in 2019 reflect services that were approved prior to February 28, 2019.

HSBC USA Inc.

All Other Fees The aggregate amount billed by PwC for other services performed during the fiscal years ended December 31, 2019 and 2018 was nil and nil, respectively.
All of the fees described above were approved by HSBC USA's Audit Committee.
The Audit Committee has a written policy that requires pre-approval of all audit and audit related services to be provided by PwC. Pursuant to the policy, the Audit Committee annually pre-approves the audit fee and terms of the audit services engagement. The Audit Committee also approves specific audit and audit-related services. Beginning February 28, 2019, PwC does not perform any tax, compliance or other services which are not audit or audit-related. Any service not included in the annual pre-approval must be submitted on a case-by-case basis to the Audit Committee for pre-approval. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Chair of the Audit Committee and to the full Audit Committee at its next regular meeting for approval.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
The consolidated financial statements listed below, together with an opinion of PWC dated February 18, 2020 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
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

4.1
Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Wells Fargo Bank, National Association, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-158385, Exhibit 4.2 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-180289 and Exhibit 4.3 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-202524).

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

HSBC USA Inc.

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

4.5	Description of HSBC USA INC.'s zero coupon callable accreting notes due January 15, 2043 and zero coupon callable accreting notes due January 29, 2043

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page of this Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2019, 2018 and 2017, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Balance Sheet at December 31, 2019 and 2018, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

Omitted.

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 18th day of February 2020.

HSBC USA INC.

By:	/s/ MICHAEL ROBERTS
Michael Roberts
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this the 18th day of February 2020.

Signature	Title

/s/ M. ROBERTS	President, Chief Executive Officer, Chairman and Director (as Principal Executive Officer)
(M. Roberts)

/s/ P. D. AMEEN	Director
(P. D. Ameen)

/s/ K. M. BLAKELY	Director
(K. M. Blakely)

/s/ B. F. KROEGER	Director
(B. F. Kroeger)

/s/ N. G. MISTRETTA	Director
(N. G. Mistretta)

/s/ B. ROBERTSON	Director
(B. Robertson)

/s/ J. C. SHERBURNE	Director
(J. C. Sherburne)

/s/ T. K. WHITFORD	Director
(T. K. Whitford)

/s/ K. MAHTANI	Senior Executive Vice President and Chief Financial Officer
(K. Mahtani)	(as Principal Financial Officer)

/s/ W. TABAKA	Executive Vice President and Chief Accounting Officer
(W. Tabaka)	(as Principal Accounting Officer)