Form 10-Q
period 2020-06-30
HSBC USA INC /MD/
filed 2020-08-03
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of July 31, 2020, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Interest income:
Loans	$580	$743	$1,218	$1,459
Securities	262	298	505	602
Trading securities	48	67	128	130
Short-term investments	23	173	110	349
Other	5	20	24	38
Total interest income	918	1,301	1,985	2,578
Interest expense:
Deposits	200	380	521	713
Short-term borrowings	15	68	55	130
Long-term debt	162	306	360	618
Other	3	7	7	15
Total interest expense	380	761	943	1,476
Net interest income	538	540	1,042	1,102
Provision for credit losses	219	46	945	104
Net interest income after provision for credit losses	319	494	97	998
Other revenues:
Credit card fees, net	9	18	20	30
Trust and investment management fees	33	31	64	61
Other fees and commissions	137	162	288	309
Trading revenue	192	123	206	256
Other securities gains, net	31	23	59	30
Servicing and other fees from HSBC affiliates	81	88	169	169
Gain (loss) on instruments designated at fair value and related derivatives	22	(17)	—	(26)
Other income (loss)	(41)	8	45	(3)
Total other revenues	464	436	851	826
Operating expenses:
Salaries and employee benefits	190	221	397	431
Support services from HSBC affiliates	389	411	771	791
Occupancy expense, net	38	48	178	93
Goodwill impairment (Note 8)	—	—	784	—
Other expenses	110	94	202	209
Total operating expenses	727	774	2,332	1,524
Income (loss) before income tax	56	156	(1,384)	300
Income tax expense (benefit)	49	35	(108)	70
Net income (loss)	$7	$121	$(1,276)	$230

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$7	$121	$(1,276)	$230
Net change in unrealized gains (losses), net of tax:
Investment securities	110	220	868	399
Fair value option liabilities attributable to our own credit spread	(261)	7	146	(104)
Derivatives designated as cash flow hedges	3	5	93	19
Pension and post-retirement benefit plans	—	—	—	(3)
Total other comprehensive income (loss)	(148)	232	1,107	311
Comprehensive income (loss)	$(141)	$353	$(169)	$541

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2020	December 31, 2019
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,266	$1,744
Interest bearing deposits with banks	17,734	2,038
Federal funds sold and securities purchased under agreements to resell	29,255	17,838
Trading assets (includes $2.8 billion and $336 million pledged to creditors at June 30, 2020 and December 31, 2019, respectively)	32,409	28,452
Securities available-for-sale (includes $1.7 billion and nil pledged to creditors at June 30, 2020 and December 31, 2019, respectively, and an allowance for credit losses of $3 million at June 30, 2020)	41,668	35,663
Securities held-to-maturity, net of allowance for credit losses of $2 million at June 30, 2020 (fair value of $12.1 billion and $13.4 billion at June 30, 2020 and December 31, 2019, respectively)	11,635	13,293
Loans (includes $35 million designated under fair value option at June 30, 2020)	72,468	68,553
Less – allowance for credit losses	1,192	637
Loans, net	71,276	67,916
Loans held for sale (includes $45 million and $178 million designated under fair value option at June 30, 2020 and December 31, 2019, respectively)	147	289
Properties and equipment, net	148	177
Goodwill	458	1,242
Other assets, net of allowance for credit losses of $4 million at June 30, 2020	6,866	6,723
Total assets	$212,862	$175,375
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$30,902	$24,132
Interest bearing (includes $5.4 billion and $7.2 billion designated under fair value option at June 30, 2020 and December 31, 2019, respectively)	117,015	90,766
Foreign deposits:
Noninterest bearing	175	137
Interest bearing	7,941	4,658
Total deposits	156,033	119,693
Short-term borrowings (includes nil and $373 million designated under fair value option at June 30, 2020 and December 31, 2019, respectively)	6,102	3,659
Long-term debt (includes $9.3 billion and $10.3 billion designated under fair value option at June 30, 2020 and December 31, 2019, respectively)	25,746	26,697
Total debt	187,881	150,049
Trading liabilities	3,218	3,235
Interest, taxes and other liabilities	3,619	3,835
Total liabilities	194,718	157,119
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both June 30, 2020 and December 31, 2019)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both June 30, 2020 and December 31, 2019)	—	—
Additional paid-in capital	15,746	15,736
Retained earnings	303	1,534
Accumulated other comprehensive income (loss)	830	(279)
Total common equity	16,879	16,991
Total equity	18,144	18,256
Total liabilities and equity	$212,862	$175,375

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at June 30, 2020 and December 31, 2019. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	June 30, 2020	December 31, 2019
	(in millions)
Assets
Loans	$39	$—
Other assets	86	98
Total assets	$125	$98
Liabilities
Interest, taxes and other liabilities	$23	$38
Total liabilities	$23	$38

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30,	2020	2019
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	15,741	15,736
Employee benefit plans	5	(2)
Balance at end of period	15,746	15,734
Retained earnings
Balance at beginning of period	335	1,607
Net income	7	121
Cash dividends declared on preferred stock	(39)	(38)
Balance at end of period	303	1,690
Accumulated other comprehensive income (loss)
Balance at beginning of period	978	(287)
Other comprehensive income (loss), net of tax	(148)	232
Balance at end of period	830	(55)
Total common equity	16,879	17,369
Total equity	$18,144	$18,634

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued) (UNAUDITED)

Six Months Ended June 30,	2020	2019
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	15,736	18,136
Return of capital to parent	—	(2,400)
Employee benefit plans	10	(2)
Balance at end of period	15,746	15,734
Retained earnings
Balance at beginning of period	1,534	1,471
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on financial assets measured at amortized cost, net of tax	84	—
Cumulative effect adjustment to initially apply fair value option accounting election, as permitted under new accounting guidance, to certain student loans held for investment, net of tax	2	—
Reclassification from accumulated other comprehensive income (loss) of cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax	(2)	—
Cumulative effect adjustment to initially apply new accounting guidance for leases to recognize the previously deferred gain on the sale and leaseback of property, net of tax	—	27
Balance at beginning of period, adjusted	1,618	1,498
Net income (loss)	(1,276)	230
Cash dividends declared on preferred stock	(39)	(38)
Balance at end of period	303	1,690
Accumulated other comprehensive income (loss)
Balance at beginning of period	(279)	(366)
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax	2	—
Balance at beginning of period, adjusted	(277)	(366)
Other comprehensive income, net of tax	1,107	311
Balance at end of period	830	(55)
Total common equity	16,879	17,369
Total equity	$18,144	$18,634

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2020	2019
	(in millions)
Cash flows from operating activities
Net income (loss)	$(1,276)	$230
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	101	30
Goodwill impairment	784	—
Provision for credit losses	945	104
Net realized gains on securities available-for-sale	(59)	(30)
Net change in other assets and liabilities	(2,029)	2,306
Net change in loans held for sale:
Originations and purchases of loans held for sale	(1,854)	(1,160)
Sales and collections of loans held for sale	1,971	1,155
Net change in trading assets and liabilities	(3,974)	(11,141)
Lower of amortized cost or fair value adjustments on loans held for sale	8	—
Loss on instruments designated at fair value and related derivatives	—	26
Net cash used in operating activities	(5,383)	(8,480)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	(11,417)	4,879
Securities available-for-sale:
Purchases of securities available-for-sale	(15,917)	(12,608)
Proceeds from sales of securities available-for-sale	7,899	4,189
Proceeds from maturities of securities available-for-sale	4,256	3,832
Securities held-to-maturity:
Purchases of securities held-to-maturity	(515)	(384)
Proceeds from sales of securities held-to-maturity	340	—
Proceeds from maturities of securities held-to-maturity	1,810	1,109
Change in loans:
Originations, net of collections	(4,450)	(3,654)
Loans sold to third parties	397	464
Net cash provided by disposal (used for acquisitions) of properties and equipment	2	(15)
Other, net	(218)	52
Net cash used in investing activities	(17,813)	(2,136)
Cash flows from financing activities
Net change in deposits	33,306	5,671
Debt:
Net change in short-term borrowings	2,443	4,469
Issuance of long-term debt	6,350	2,928
Repayment of long-term debt	(3,656)	(4,294)
Return of capital to parent	—	(2,400)
Other increases (decreases) in capital surplus	10	(2)
Dividends paid	(39)	(38)
Net cash provided by financing activities	38,414	6,334
Net change in cash and due from banks and interest bearing deposits with banks	15,218	(4,282)
Cash and due from banks and interest bearing deposits with banks at beginning of period	3,782	17,214
Cash and due from banks and interest bearing deposits with banks at end of period	$19,000	$12,932

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	10	12	Pension and Other Postretirement Benefits	48
2	Strategic Initiatives	11	13	Fee Income from Contracts with Customers	49
3	Trading Assets and Liabilities	12	14	Related Party Transactions	50
4	Securities	13	15	Business Segments	52
5	Loans	18	16	Retained Earnings and Regulatory Capital Requirements	56
6	Allowance for Credit Losses	28	17	Variable Interest Entities	57
7	Loans Held for Sale	34	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	60
8	Goodwill	35	19	Fair Value Measurements	65
9	Derivative Financial Instruments	36	20	Litigation and Regulatory Matters	81
10	Fair Value Option	42	21	New Accounting Pronouncements	82
11	Accumulated Other Comprehensive Income (Loss)	46

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.

2. Strategic Initiatives

As discussed in our 2019 Form 10-K, in February 2020, our Board of Directors approved a strategic plan to restructure our operations ("Restructuring Plan") in alignment with HSBC’s global strategy to refocus our wholesale operations to better serve our international corporate clients and restructure our retail operations to better meet the needs of globally mobile and affluent clients. We will also streamline our functional and operations support model by removing duplication and reduce the size of our balance sheet to better align with the scope and scale of the U.S. opportunity. We previously disclosed that we expect to incur pre-tax charges in connection with this Restructuring Plan over a two year period of approximately $350-$400 million ($265-$305 million after-tax). In addition, during the second quarter of 2020, we determined we would incur additional pre-tax charges of approximately $60-$80 million ($45-$60 million after-tax) as we continued to progress our Restructuring Plan. The following table presents a summary of the total pre-tax charges we expect to incur by reportable segment:

	Expected Charges in Connection with Restructuring Plan
	Minimum	Maximum
	(in millions)
Wealth and Personal Banking	$32	$34
Commercial Banking	8	10
Global Banking and Markets	120	140
Corporate Center(1)	250	296
Total	$410	$480

(1)	Includes restructuring charges primarily related to lease impairment and other related costs, as well as severance costs associated with certain centralized activities and functions.
Late in the second quarter of 2020, we decided to lift the pause we had put in place in March on staff reductions as coronavirus ("COVID-19") restrictions have begun to ease and some businesses began to re-open. Our Restructuring Plan is moving forward as planned, including consolidation of our retail branch network and wholesale and retail middle and back office functions, each under a single operations structure, and the creation of our Wealth and Personal Banking business which was completed in the second quarter. During the three and six months ended June 30, 2020 we recorded pre-tax charges in connection with our Restructuring Plan totaling $49 million and $160 million, respectively. While we remain committed to our multi-year strategic plan to re-profile our business, the timing of the strategic actions as outlined in our 2019 Form 10-K may be re-sequenced or delayed beyond 24 months as the circumstances around the COVID-19 pandemic continue to develop. We continue to re-assess our strategic plan and may take additional actions in future periods.
The following table summarizes the changes in the liability associated with our Restructuring Plan during the three and six months ended June 30, 2020:

	Severance and Other Employee Costs(1)	Lease Termination and Associated Costs(2)	Total
	(in millions)
Three Months Ended June 30, 2020
Restructuring liability at beginning of period	$9	$24	$33
Restructuring costs recorded during the period	13	—	13
Restructuring costs paid during the period	—	(1)	(1)
Restructuring liability at end of period	$22	$23	$45

Six Months Ended June 30, 2020
Restructuring liability at beginning of period	$—	$—	$—
Restructuring costs recorded during the period	22	24	46
Restructuring costs paid during the period	—	(1)	(1)
Restructuring liability at end of period	$22	$23	$45

HSBC USA Inc.

(1)
Severance and other employee costs are included in salaries and employee benefits in the consolidated statement of income (loss). The majority of these costs were reported in the Wealth and Personal Banking and the Global Banking and Markets business segments for segment reporting purposes. Not included in these costs are allocated severance costs from HSBC Technology & Services ("HTSU") discussed further below.

(2)
Primarily includes real estate taxes, service charges and decommissioning costs. Lease termination and associated costs are included in occupancy expense, net in the consolidated statement of income (loss) and were reported in the Corporate Center business segment for segment reporting purposes.

In connection with the restructuring costs reflected above, during the first quarter of 2020, we determined that we would exit approximately 60 branches (in addition to the approximately 20 branches for which we disclosed plans to exit in the fourth quarter of 2019). As a result, we recorded impairment charges during the first quarter of 2020 to write down the lease right-of-use ("ROU") assets, net of estimated sublease income, by $52 million (was reduced by $6 million during the second quarter of 2020) and to write down the leasehold improvement assets associated with these branches by $16 million based on their estimated remaining useful lives. These impairment charges are reflected in occupancy expense, net in the consolidated statement of income (loss) and were reported in the Corporate Center business segment for segment reporting purposes. The branches targeted for exit under the Restructuring Plan were closed by the end of the second quarter of 2020.
In addition, during the second quarter of 2020, we recorded $10 million of trading losses associated with the exit of certain derivative contracts as part of our Restructuring Plan. These losses are included in trading revenue in the consolidated statement income (loss) and were reported in the Global Banking and Markets business segment for segment reporting purposes.
Our Restructuring Plan also resulted in costs being allocated to us from HTSU which are reflected in support services from HSBC affiliates in the consolidated statement of income (loss). During the three and six months ended June 30, 2020, we recorded $32 million and $42 million of allocated costs from HTSU, primarily including severance costs and, in the year-to-date period, contract cancellation and equipment removal charges associated with the branch exits discussed above. These costs were reported in the Corporate Center business segment for segment reporting purposes.

3.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Trading assets:
U.S. Treasury	$6,317	$6,763
U.S. Government agency issued or guaranteed	16	18
U.S. Government sponsored enterprises	26	20
Asset-backed securities	148	168
Corporate and foreign bonds	9,302	10,826
Equity securities	3,178	5,693
Precious metals	10,139	1,909
Derivatives, net	3,283	3,055
Total trading assets	$32,409	$28,452
Trading liabilities:
Securities sold, not yet purchased	$637	$1,182
Payables for precious metals	19	124
Derivatives, net	2,562	1,929
Total trading liabilities	$3,218	$3,235
At June 30, 2020 and December 31, 2019, the fair value of derivatives included in trading assets is net of $3,516 million and $2,538 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2020 and December 31, 2019, the fair value of derivatives included in trading liabilities is net of $6,043 million and $4,351 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

4. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2020	Amortized Cost	Allowance for Credit Losses(1)	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$17,695	$—	$658	$(186)	$18,167
U.S. Government sponsored enterprises:
Mortgage-backed securities	4,989	—	297	—	5,286
Collateralized mortgage obligations	519	—	16	—	535
Direct agency obligations	1,877	—	9	(6)	1,880
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	8,449	—	258	(3)	8,704
Collateralized mortgage obligations	2,413	—	33	(1)	2,445
Direct agency obligations	310	—	1	(7)	304
Asset-backed securities collateralized by:
Home equity	31	(3)	—	—	28
Other	116	—	—	(7)	109
Foreign debt securities(2)	4,205	—	6	(1)	4,210
Total available-for-sale securities	$40,604	$(3)	$1,278	$(211)	$41,668
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,453	$—	$54	$—	$1,507
Collateralized mortgage obligations	1,095	—	63	(1)	1,157
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,614	—	91	—	2,705
Collateralized mortgage obligations	6,463	—	261	—	6,724
Obligations of U.S. states and political subdivisions	10	(1)	2	—	11
Asset-backed securities collateralized by residential mortgages	2	(1)	1	—	2
Total held-to-maturity securities	$11,637	$(2)	$472	$(1)	$12,106

HSBC USA Inc.

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$16,219	$128	$(269)	$16,078
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,358	57	(13)	3,402
Collateralized mortgage obligations	345	3	(1)	347
Direct agency obligations	1,382	21	—	1,403
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,009	29	(41)	9,997
Collateralized mortgage obligations	741	10	(4)	747
Direct agency obligations	254	6	—	260
Asset-backed securities collateralized by:
Home equity	34	—	(2)	32
Other	108	3	—	111
Foreign debt securities(2)	3,282	4	—	3,286
Total available-for-sale securities	$35,732	$261	$(330)	$35,663
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,632	$22	$(1)	$1,653
Collateralized mortgage obligations	1,418	40	(4)	1,454
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,004	17	—	3,021
Collateralized mortgage obligations	7,227	85	(22)	7,290
Obligations of U.S. states and political subdivisions	10	1	—	11
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$13,293	$165	$(27)	$13,431

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

HSBC USA Inc.

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
At both June 30, 2020 and January 1, 2020, the allowance for credit losses on securities available-for-sale was $3 million.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at June 30, 2020 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
June 30, 2020	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	16	$(60)	$2,241	19	$(126)	$2,136
U.S. Government sponsored enterprises	11	(5)	845	9	(1)	47
U.S. Government agency issued or guaranteed	10	(9)	1,168	5	(2)	33
Asset-backed securities	3	(7)	110	2	—	—
Foreign debt securities	15	(1)	1,477	6	—	272
Securities available-for-sale	55	$(82)	$5,841	41	$(129)	$2,488
Gross unrealized losses improved as compared with December 31, 2019 due primarily to decreasing yields on U.S. Treasury and U.S. Government agency mortgage-backed securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At June 30, 2020, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.

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
At both June 30, 2020 and January 1, 2020, the allowance for credit losses on securities held-to-maturity was $2 million.
At June 30, 2020, none of our securities held-to-maturity were past due or in nonaccrual status.
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

At June 30, 2020	Investment Grade	Non-Investment Grade	Total
	(in millions)
U.S. Government sponsored enterprises	$2,548	$—	$2,548
U.S. Government agency issued or guaranteed	9,077	—	9,077
Obligations of U.S. states and political subdivisions	10	—	10
Asset-backed securities collateralized by residential mortgages	2	—	2
Total securities held-to-maturity	$11,637	$—	$11,637

HSBC USA Inc.

Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Gross realized gains	$36	$27	$87	$43
Gross realized losses	(5)	(4)	(28)	(13)
Net realized gains	$31	$23	$59	$30
As discussed in Note 21, "New Accounting Pronouncements," we adopted new accounting guidance during the second quarter of 2020 that allows entities to make a one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform (e.g., the London Interbank Offered Rate ("LIBOR")). During the second quarter of 2020, we elected to sell all of our LIBOR-linked variable rate held-to-maturity securities maturing beyond 2021, consisting of U.S. Government agency and U.S. Government sponsored securities with a total carrying value of $340 million, and recognized a gain of less than $1 million. These sales did not affect our intent and ability to hold our remaining held-to-maturity portfolio until maturity.
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2020 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at June 30, 2020, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2020.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$1,020.43%		$4,687	1.50%	$6,579	1.38%	$5,409	1.80%
U.S. Government sponsored enterprises	735	2.82	663	1.92	3,085	2.55	2,902	2.37
U.S. Government agency issued or guaranteed	—	—	99	1.84	1	7.88	11,072	2.38
Asset-backed securities	—	—	—	—	62	4.84	85	3.02
Foreign debt securities	2,696.51		1,509	1.24	—	—	—	—
Total amortized cost	$4,451.87%		$6,958	1.49%	$9,727	1.78%	$19,468	2.22%
Total fair value	$4,458		$7,127		$10,277		$19,806
Held-to-maturity:
U.S. Government sponsored enterprises	$18	2.73%	$445	2.66%	$531	2.27%	$1,554	3.21%
U.S. Government agency issued or guaranteed	—	—	12	3.76	16	4.60	9,049	2.62
Obligations of U.S. states and political subdivisions	—	—	6	3.56	4	4.17	—	—
Asset-backed securities	—	—	—	—	—	—	2	5.94
Total amortized cost	$18	2.74%	$463	2.70%	$551	2.35%	$10,605	2.71%
Total fair value	$18		$477		$569		$11,042

HSBC USA Inc.

Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Equity securities carried at fair value	$282	$283
Equity securities without readily determinable fair values	14	12
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the second quarter of 2020, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $2 million as a component of other income (loss) in the consolidated statement of income (loss). At December 31, 2019, none of our equity securities without readily determinable fair values were determined to be impaired.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $327 million and $559 million, respectively, at June 30, 2020 and $110 million and $559 million, respectively, at December 31, 2019.

5. Loans

Loans consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Commercial loans:
Real estate, including construction	$11,420	$11,501
Business and corporate banking(1)	17,345	13,479
Global banking(2)	18,668	17,915
Other commercial:
Affiliates(3)	1,565	2,343
Other	2,915	2,973
Total other commercial	4,480	5,316
Total commercial	51,913	48,211
Consumer loans:
Residential mortgages	18,281	17,801
Home equity mortgages	792	853
Credit cards	1,175	1,405
Other consumer(4)	307	283
Total consumer	20,555	20,342
Total loans	$72,468	$68,553

(1)
Includes loans funded under the Paycheck Protection Program ("PPP") which totaled $1,197 million at June 30, 2020. PPP loans are fully guaranteed by the Small Business Administration, if certain conditions are met.

(2)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.

(3)	See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

(4)
Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $35 million at June 30, 2020. See Note 10, "Fair Value Option," for further details.

Net deferred origination costs totaled $44 million and $79 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, we had a net unamortized premium on our loans of $9 million and $3 million, respectively.

HSBC USA Inc.

COVID-19 Loan Forbearance Initiatives We have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of COVID-19. In April 2020, federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not troubled debt restructurings ("TDR Loans"). We are applying the guidance in the Interagency Statement. Borrowers that were not current at the time the relief was granted are assessed for TDR Loan classification in accordance with our accounting policies.
In addition, under the Interagency Statement, for COVID-19 related loan modifications in the form of a payment deferral, the borrower’s past due status will not be impacted during the deferral period and, if the loan was accruing at the time the relief was granted, the loan will generally not be placed on nonaccrual status as long as the payment deferral is for six months or less. For consumer loans, when a borrower requests and is provided with extended relief in the form of a payment deferral of more than six months, the loan will generally be placed on nonaccrual status and assessed for TDR Loan classification. Any accrued interest recorded on these loans is generally not reversed against income and will remain recorded as accrued interest receivable. We have not modified our commercial loan nonaccrual policies as a result of this guidance.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at June 30, 2020 and December 31, 2019. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current. For COVID-19 related loan modifications in the form of a payment deferral, the borrower’s past due status will not be impacted during the deferral period.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At June 30, 2020
Commercial loans:
Real estate, including construction	$11	$—	$11	$11,409	$11,420
Business and corporate banking	20	17	37	17,308	17,345
Global banking	—	—	—	18,668	18,668
Other commercial	32	—	32	4,448	4,480
Total commercial	63	17	80	51,833	51,913
Consumer loans:
Residential mortgages	387	315	702	17,579	18,281
Home equity mortgages	13	24	37	755	792
Credit cards	20	27	47	1,128	1,175
Other consumer	6	6	12	295	307
Total consumer	426	372	798	19,757	20,555
Total loans	$489	$389	$878	$71,590	$72,468
At December 31, 2019
Commercial loans:
Real estate, including construction	$7	$1	$8	$11,493	$11,501
Business and corporate banking	60	35	95	13,384	13,479
Global banking	—	—	—	17,915	17,915
Other commercial	22	—	22	5,294	5,316
Total commercial	89	36	125	48,086	48,211
Consumer loans:
Residential mortgages	342	272	614	17,187	17,801
Home equity mortgages	10	24	34	819	853
Credit cards	24	24	48	1,357	1,405
Other consumer	5	5	10	273	283
Total consumer	381	325	706	19,636	20,342
Total loans	$470	$361	$831	$67,722	$68,553

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At June 30, 2020
Commercial:
Real estate, including construction	$41	$—	$1
Business and corporate banking	229	3	11
Global banking	383	—	132
Total commercial	653	3	144
Consumer:
Residential mortgages(1)(2)(3)	428	—	177
Home equity mortgages(1)(2)	38	—	31
Credit cards	—	28	—
Other consumer	—	3	—
Total consumer	466	31	208
Total nonperforming loans	$1,119	$34	$352
At December 31, 2019
Commercial:
Real estate, including construction	$6	$—	$3
Business and corporate banking	82	1	19
Global banking	149	—	117
Total commercial	237	1	139
Consumer:
Residential mortgages(1)(2)(3)	381	—	257
Home equity mortgages(1)(2)	46	—	32
Credit cards	—	24	—
Other consumer	—	5	—
Total consumer	427	29	289
Total nonperforming loans	$664	$30	$428

(1)
At June 30, 2020 and December 31, 2019, nonaccrual consumer mortgage loans include $293 million and $289 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. The decrease in nonaccrual consumer mortgage loans with no allowance for credit losses at June 30, 2020 reflects the impact of adopting new accounting guidance which requires expected recoveries related to subsequent increases in the fair value of collateral for collateral-dependent loans to be recognized in the allowance for credit losses beginning January 1, 2020. See Note 21, "New Accounting Pronouncements," for additional discussion.

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

The following table provides additional information on our nonaccrual loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$11	$7	$19	$16
Interest income that was recorded on nonaccrual loans and included in interest income during the period	(1)	3	6	6

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
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At June 30, 2020 and December 31, 2019, we had collateral-dependent residential mortgage loans totaling $802 million and $803 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At June 30, 2020 and December 31, 2019, we had collateral-dependent commercial loans totaling $593 million and $227 million, respectively.
Troubled debt restructurings  TDR Loans, including beginning in 2020 loans which we reasonably expect to become TDR Loans, represent loans for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition.
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans, which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and the loan is upgraded, it is possible the loan will no longer be reported as a TDR Loan at the earliest one year after the restructure had been anticipated. During the three and six months ended June 30, 2020, there were no commercial loans removed from TDR Loan classification. During the second quarter of 2019, a $12 million commercial loan met this criteria and was removed from TDR Loan classification.
As previously discussed, we have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of COVID-19. Substantially all of the loans under these programs are not classified as TDR Loans at June 30, 2020 due to their short-term nature as discussed under the Interagency Statement.
The following table summarizes our TDR Loans at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in millions)
Commercial loans:
Business and corporate banking	$71	$36
Global banking	74	68
Total commercial(1)	145	104
Consumer loans:
Residential mortgages(2)	549	580
Home equity mortgages(2)	31	32
Credit cards	5	4
Total consumer	585	616
Total TDR Loans(3)	$730	$720

HSBC USA Inc.

(1)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $49 million and $222 million at June 30, 2020 and December 31, 2019, respectively.

(2)
At June 30, 2020 and December 31, 2019, the carrying value of consumer mortgage TDR Loans includes $501 million and $557 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)	At June 30, 2020 and December 31, 2019, the carrying value of TDR Loans includes $357 million and $230 million, respectively, of loans which are classified as nonaccrual.
The following table presents information about loans which were modified during the three and six months ended June 30, 2020 and 2019 and as a result of this action became classified as TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Commercial loans:
Business and corporate banking	$4	$—	$4	$—
Global banking	32	—	44	—
Total commercial	36	—	48	—
Consumer loans:
Residential mortgages	3	—	7	1
Home equity mortgages	1	—	2	—
Credit cards	1	1	2	2
Total consumer	5	1	11	3
Total	$41	$1	$59	$3
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and six months ended June 30, 2020 was 1.07 percent and 2.65 percent, respectively, compared with 3.88 percent and 1.45 percent, during the three and six months ended June 30, 2019, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Consumer loans:
Residential mortgages	$—	$1	$1	$3
Total consumer	$—	$1	$1	$3
During the three and six months ended June 30, 2020 and 2019, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Real estate, including construction:
Special mention	$—	$146	$244	$189	$45	$365	$—	$—	$989	$516
Substandard	—	130	—	—	—	52	—	—	182	203
Doubtful	—	—	—	—	—	34	—	—	34	—
Total real estate, including construction	—	276	244	189	45	451	—	—	1,205	719
Business and corporate banking:
Special mention	—	23	106	16	38	779	445	5	1,412	467
Substandard	—	—	38	61	2	246	325	2	674	386
Doubtful	—	16	—	—	—	37	115	—	168	23
Total business and corporate banking	—	39	144	77	40	1,062	885	7	2,254	876
Global banking:
Special mention	—	—	49	—	—	—	474	—	523	184
Substandard	—	—	—	—	—	264	166	—	430	196
Doubtful	—	—	—	—	—	74	143	—	217	15
Total global banking	—	—	49	—	—	338	783	—	1,170	395
Other commercial:
Special mention	—	—	—	—	—	126	—	—	126	11
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total other commercial	—	—	—	—	—	126	—	—	126	11
Total commercial:
Special mention	—	169	399	205	83	1,270	919	5	3,050	1,178
Substandard	—	130	38	61	2	562	491	2	1,286	785
Doubtful	—	16	—	—	—	145	258	—	419	38
Total commercial	$—	$315	$437	$266	$85	$1,977	$1,668	$7	$4,755	$2,001

HSBC USA Inc.

Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Real estate, including construction:
Performing loans	$538	$3,865	$3,154	$1,384	$268	$2,061	$84	$25	$11,379	$11,495
Nonaccrual loans	—	—	—	—	1	40	—	—	41	6
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—	—
Total real estate, including construction	538	3,865	3,154	1,384	269	2,101	84	25	11,420	11,501
Business and corporate banking:
Performing loans	1,265	837	445	301	172	4,273	9,431	389	17,113	13,396
Nonaccrual loans	—	15	13	52	—	20	126	3	229	82
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	—	3	1
Total business and corporate banking	1,265	852	458	353	172	4,293	9,560	392	17,345	13,479
Global banking:
Performing loans	379	1,082	367	265	108	6,754	9,330	—	18,285	17,766
Nonaccrual loans	—	—	—	—	—	141	242	—	383	149
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—	—
Total global banking	379	1,082	367	265	108	6,895	9,572	—	18,668	17,915
Other commercial:
Performing loans	91	424	275	220	110	660	2,700	—	4,480	5,316
Nonaccrual loans	—	—	—	—	—	—	—	—	—	—
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—	—
Total other commercial	91	424	275	220	110	660	2,700	—	4,480	5,316
Total commercial:
Performing loans	2,273	6,208	4,241	2,170	658	13,748	21,545	414	51,257	47,973
Nonaccrual loans	—	15	13	52	1	201	368	3	653	237
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	—	3	1
Total commercial	$2,273	$6,223	$4,254	$2,222	$659	$13,949	$21,916	$417	$51,913	$48,211

HSBC USA Inc.

Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table shows the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Real estate, including construction:
Investment grade	$357	$1,511	$1,549	$527	$180	$1,146	$9	$3	$5,282	$6,332
Non-investment grade	181	2,354	1,605	857	89	955	75	22	6,138	5,169
Total real estate, including construction	538	3,865	3,154	1,384	269	2,101	84	25	11,420	11,501
Business and corporate banking:
Investment grade	354	355	73	46	33	1,846	3,301	104	6,112	6,029
Non-investment grade	911	497	385	307	139	2,447	6,259	288	11,233	7,450
Total business and corporate banking	1,265	852	458	353	172	4,293	9,560	392	17,345	13,479
Global banking:
Investment grade	277	1,003	136	250	26	4,247	5,770	—	11,709	12,981
Non-investment grade	102	79	231	15	82	2,648	3,802	—	6,959	4,934
Total global banking	379	1,082	367	265	108	6,895	9,572	—	18,668	17,915
Other commercial:
Investment grade	83	97	127	207	105	545	2,377	—	3,541	4,649
Non-investment grade	8	327	148	13	5	115	323	—	939	667
Total other commercial	91	424	275	220	110	660	2,700	—	4,480	5,316
Total commercial:
Investment grade	1,071	2,966	1,885	1,030	344	7,784	11,457	107	26,644	29,991
Non-investment grade	1,202	3,257	2,369	1,192	315	6,165	10,459	310	25,269	18,220
Total commercial	$2,273	$6,223	$4,254	$2,222	$659	$13,949	$21,916	$417	$51,913	$48,211
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Jun. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Residential mortgages(1)(2)	$23	$5	$11	$28	$17	$329	$—	$413	$350
Home equity mortgages(1)(2)	—	—	—	—	—	27	—	27	25
Credit cards							38	38	34
Other consumer	1	1	—	—	—	3	3	8	7
Total consumer	$24	$6	$11	$28	$17	$359	$41	$486	$416

(1)
At June 30, 2020 and December 31, 2019, consumer mortgage loan delinquency includes $243 million and $256 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)	At June 30, 2020 and December 31, 2019, consumer mortgage loans include $122 million and $142 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Jun. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Residential mortgages:
Performing loans	$2,293	$2,780	$1,670	$1,912	$2,219	$6,979	$—	$17,853	$17,420
Nonaccrual loans	11	10	9	21	20	357	—	428	381
Total residential mortgages	2,304	2,790	1,679	1,933	2,239	7,336	—	18,281	17,801
Home equity mortgages:
Performing loans	27	54	42	39	50	542	—	754	807
Nonaccrual loans	—	—	1	—	—	37	—	38	46
Total home equity mortgages	27	54	43	39	50	579	—	792	853
Credit cards:
Performing loans	—	—	—	—	—	—	1,147	1,147	1,381
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	28	28	24
Total credit cards	—	—	—	—	—	—	1,175	1,175	1,405
Other consumer:
Performing loans	58	57	1	2	3	119	64	304	278
Accruing loans contractually past due 90 days or more	—	1	—	—	—	—	2	3	5
Total other consumer	58	58	1	2	3	119	66	307	283
Total consumer:
Performing loans	2,378	2,891	1,713	1,953	2,272	7,640	1,211	20,058	19,886
Nonaccrual loans	11	10	10	21	20	394	—	466	427
Accruing loans contractually past due 90 days or more	—	1	—	—	—	—	30	31	29
Total consumer	$2,389	$2,902	$1,723	$1,974	$2,292	$8,034	$1,241	$20,555	$20,342
Troubled debt restructurings  The following table summarizes TDR Loans in our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Jun. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Residential mortgages	$—	$—	$—	$1	$1	$547	$—	$549	$580
Home equity mortgages	—	—	—	—	—	31	—	31	32
Credit cards	—	—	—	—	—	—	5	5	4
Total consumer	$—	$—	$—	$1	$1	$578	$5	$585	$616
Concentration of Credit Risk  At June 30, 2020 and December 31, 2019, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,448 million and $3,362 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Methodology HUSI has adopted the use of three forward-looking economic scenarios, representative of management's view of forecasted economic conditions, sufficient to calculate unbiased expected loss in most economic environments. They represent a 'most likely outcome' (the "Central scenario") and two less likely 'outer' scenarios, referred to as the "Upside scenario" and the "Downside scenario". Each scenario is assigned a weighting with the significant majority of the weighting placed on the Central scenario and lower equal weights placed on the Upside and Downside scenarios. This weighting is deemed appropriate for the estimation of lifetime ECL, unless determined otherwise. See Updates to Economic Scenarios and Other Changes During the Six Months Ended June 30, 2020 below for further discussion. Key Central scenario assumptions are set using the average of forecasts of external economists, helping to ensure the scenarios are unbiased and maximize the use of independent information, except when in management's judgment it is believed not to be representative of the current economic environment. The Central, Upside and Downside scenarios selected with reference to external forecast distributions using the above approach are termed the "Consensus Economic Scenarios". We have determined that two years is a reasonable and supportable forecast period for the Consensus Economic Scenarios. At the end of the two year reasonable and supportable forecast period, assumption variables start to revert to their 20-year average of historical values over a reversion period. The reversion period for most assumption variables is generally three years, but is longer in some specific cases. The reversion path for this period is linear in the Central scenario for all variables. The reversion path for variables in the Upside and Downside scenarios is generally non-linear.
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
Generally, the Upside and Downside scenarios are generated at year-end and are only updated during the year if economic conditions change significantly. The Central scenario is generated every quarter. In quarters where only the Central scenario is updated, the Upside and Downside scenarios used for commercial loans are adjusted such that the relationship between the key assumptions used in the Central scenario and the Upside and Downside scenarios in the quarter is consistent with that observed at the last full scenario generation. For consumer loans, in quarters where only the Central scenario is updated, the relationship between the Central scenario and the Upside and Downside scenarios is held constant with that observed at the last full scenario generation.

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
We exclude from our lifetime ECL calculation financial assets which qualify for the Zero Expected Credit Loss Exception. As a result, no allowance for credit losses is recorded for these financial assets. We have identified the following types of financial assets which we believe qualify for this exclusion:

•	U.S. Treasury securities;

•	U.S. Government agency issued or guaranteed securities;

•	U.S. Government sponsored enterprises securities;

•	G10 sovereign foreign debt securities;

•	Interest bearing deposits held with the Federal Reserve Bank; and

•	Loans guaranteed by a U.S. Government agency or U.S. Government sponsored enterprise, including PPP loans.
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
Description of Consensus Economic Scenarios Adopted on January 1, 2020 The following discussion summarizes the key macroeconomic variable forecasts in the Central, Upside and Downside scenarios at January 1, 2020. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL. While macroeconomic assumptions have changed significantly during the first half of 2020, the following scenarios are being provided to explain the impact of adopting the Consensus Economic Scenarios on January 1, 2020.
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
Updates to Economic Scenarios and Other Changes During the Six Months Ended June 30, 2020 As a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic during the first quarter of 2020 and the related increase in economic uncertainty given the rapidly changing economic impact, we determined that the Consensus Economic Scenarios described above were no longer representative of management's view of forecasted economic conditions and, as a result, three new COVID-19 forward-looking economic scenarios were developed and utilized for estimating lifetime ECL at March 31, 2020. The three new COVID-19 scenarios, referred to as mild, moderate and severe, were assigned weightings with the majority of the weighting placed on the mild scenario and progressively lower weights placed on the moderate and severe scenarios. This weighting

HSBC USA Inc.

was deemed appropriate for the estimation of lifetime ECL under conditions at that time. See Note 6, "Allowance for Credit Losses," in our Form 10-Q for the three month period ended March 31, 2020 (the "2020 First Quarter Form 10-Q") for further discussion of the scenarios utilized at March 31, 2020.
During the second quarter of 2020, economic conditions remained weak and economic uncertainty caused by the COVID-19 pandemic continued to remain high. As a result, we updated our Upside and Downside scenarios, in addition to updating our Central scenario, to reflect management's current view of forecasted economic conditions and utilized the three updated Consensus Economic Scenarios for estimating lifetime ECL at June 30, 2020. In addition, given the high level of economic uncertainty in the current environment, we developed and utilized a fourth scenario, referred to as the "Alternative Downside scenario", to reflect the possibility that the adverse impact associated with the deterioration in economic conditions could manifest itself over a far longer period of time. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario and lower equal weights placed on the Upside and Alternative Downside scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the key macroeconomic variable forecasts in the Central, Upside, Downside and Alternative Downside scenarios at June 30, 2020.
In the Central scenario, GDP returns to expansion in the third quarter of 2020, after quarter-over-quarter contractions in both the first and second quarters, under the assumption of a phased re-opening of the economy. With the economic recovery, the unemployment rate gradually declines after peaking in the second quarter of 2020. The residential housing market enters into a mild downturn in the second half of 2020, lagging behind the economy. In the financial markets, the federal funds rate remains at the lowest level for an extended period of time and the 10-year U.S. Treasury yield slowly climbs after reaching its trough in the second quarter of 2020.
In the Upside scenario, the re-opening of the economy is expected to proceed at a faster pace than in the Central scenario. As a result, the economy rebounds stronger and the unemployment rate falls faster. Home prices only drop slightly in the second half of 2020, before resuming an upward trend in the second quarter of 2021. In this scenario, the equity price index returns to the pre-COVID-19 level by the beginning of 2022 and the FRB begins raising its policy rate in 2021.
In the Downside scenario, the re-opening of the economy is delayed due to a rapid rise of COVID-19 cases. In this scenario, the economic recovery starting in the third quarter of 2020 is quite anemic, with the unemployment rate staying at double digits through the end of 2021. The residential housing downturn lasts longer than in the Central scenario due to weakness in the labor market and the commercial real estate market suffers a heavier blow than the residential housing market. The equity price index in this scenario loses more than half of its value by the middle of 2022, driven by disappointing corporate earnings, and the FRB keeps its policy rate at the lowest level for the next two years.
In the Alternative Downside scenario, economic recessions re-emerge in both 2021 and 2022, under the assumption that no vaccine or effective treatment for COVID-19 can be broadly distributed. An extended period of economic contraction and stagnation keeps the unemployment rate at a very high level, which pressures residential housing prices to fall further. At the same time, contracting corporate activities pushes the commercial real estate market into a severe downturn. Volatility in the financial markets remains extremely high for the rest of 2021, driving corporate credit spreads even higher than the levels from the 2007-2009 recession. Flight to safe haven assets pushes the 10-year U.S. Treasury yield to negative territory in this scenario.
In addition to the updates to the economic scenarios, during the three and six months ended June 30, 2020, we increased our management judgment allowance for risk factors associated with large loan exposure in our commercial loan portfolio by $27 million and $122 million, respectively, to $247 million at June 30, 2020, reflecting an increase in projected lifetime large loan defaults.
While we believe that the assumptions used in our credit loss models are reasonable within the parameters for which the models have been built and calibrated to operate, the severe projections of macro-economic variables during the current COVID-19 pandemic represent events outside the parameters for which the models have been built. As a result, adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure an appropriate lifetime ECL estimate.
The circumstances around the COVID-19 pandemic are evolving and will continue to impact our business and our allowance for credit losses in future periods. The details of how various U.S. Government actions will impact our customers and therefore the impact on our allowance for credit losses remains highly uncertain. We will continue to monitor the COVID-19 situation closely and will continue to adapt our Consensus Economic Scenarios approach as necessary to reflect management's current view of forecasted economic conditions.
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

HSBC USA Inc.

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

HSBC USA Inc.

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
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2020	January 1, 2020	December 31, 2019
	(in millions)
Allowance for credit losses:
Loans	$1,192	$467	$637
Securities held-to-maturity(1)	2	2	—
Other financial assets measured at amortized cost(2)	4	3	—
Securities available-for-sale(1)	3	3	—
Total allowance for credit losses	$1,201	$475	$637

Liability for off-balance sheet credit exposures	$253	$158	$104

(1)	See Note 4, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.

(2)	Primarily includes accrued interest receivables and customer acceptances.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three and six months ended June 30, 2020 and 2019:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended June 30, 2020
Allowance for credit losses – beginning of period	$92	$382	$248	$5	$(41)	$16	$212	$17	$931
Provision charged (credited) to income	28	106	176	(1)	20	(1)	3	6	337
Charge-offs	—	(55)	—	—	(1)	—	(26)	(2)	(84)
Recoveries	—	1	—	1	3	1	1	1	8
Net (charge-offs) recoveries	—	(54)	—	1	2	1	(25)	(1)	(76)
Allowance for credit losses – end of period	$120	$434	$424	$5	$(19)	$16	$190	$22	$1,192

HSBC USA Inc.

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended June 30, 2019
Allowance for credit losses – beginning of period	$119	$239	$122	$15	$10	$8	$63	$7	$583
Provision charged (credited) to income	30	13	(9)	(6)	1	(1)	19	(1)	46
Charge-offs	—	(2)	(3)	—	(3)	(1)	(12)	(2)	(23)
Recoveries	—	1	—	—	3	1	1	1	7
Net (charge-offs) recoveries	—	(1)	(3)	—	—	—	(11)	(1)	(16)
Allowance for credit losses – end of period	$149	$251	$110	$9	$11	$7	$71	$5	$613

Six Months Ended June 30, 2020
Allowance for credit losses – beginning of period	$153	$239	$106	$9	$12	$6	$105	$7	$637
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses	(112)	(60)	51	(5)	(86)	7	32	3	(170)
Allowance for credit losses – beginning of period, adjusted	41	179	157	4	(74)	13	137	10	467
Provision charged (credited) to income	79	319	286	—	50	2	98	15	849
Charge-offs	—	(67)	(19)	—	—	(2)	(48)	(4)	(140)
Recoveries	—	3	—	1	5	3	3	1	16
Net (charge-offs) recoveries	—	(64)	(19)	1	5	1	(45)	(3)	(124)
Allowance for credit losses – end of period	$120	$434	$424	$5	$(19)	$16	$190	$22	$1,192

Six Months Ended June 30, 2019
Allowance for credit losses – beginning of period	$116	$219	$108	$15	$13	$7	$58	$5	$541
Provision charged (credited) to income	33	35	5	(6)	—	—	35	2	104
Charge-offs	—	(4)	(3)	—	(7)	(2)	(25)	(3)	(44)
Recoveries	—	1	—	—	5	2	3	1	12
Net (charge-offs) recoveries	—	(3)	(3)	—	(2)	—	(22)	(2)	(32)
Allowance for credit losses – end of period	$149	$251	$110	$9	$11	$7	$71	$5	$613
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Balance at beginning of period	$371	$89	$104	$96
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses	—	—	54	—
Balance at beginning of period, adjusted	371	89	158	96
Provision charged (credited) to income	(118)	1	95	(6)
Balance at end of period	$253	$90	$253	$90

HSBC USA Inc.

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

June 30, 2020
(in millions)
Accrued interest receivables:
Loans	$156
Securities held-to-maturity	29
Other financial assets measured at amortized cost	1
Securities available-for-sale	105
Total accrued interest receivables	291
Allowance for credit losses	3
Accrued interest receivables, net	$288
During the three and six months ended June 30, 2020, we charged-off accrued interest receivables by reversing interest income for loans of $3 million and $4 million, respectively.

7. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Commercial loans:
Real estate, including construction	$—	$83
Business and corporate banking	—	35
Global banking	103	94
Total commercial	103	212
Consumer loans:
Residential mortgages	44	77
Total consumer	44	77
Total loans held for sale	$147	$289
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $45 million and $178 million at June 30, 2020 and December 31, 2019, respectively. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $58 million and $34 million at June 30, 2020 and December 31, 2019, respectively. During both the three and six months ended June 30, 2020, we recorded $9 million of lower of amortized cost or fair value adjustments associated with the write-down of commercial loans held for sale as a component of other income (loss) in the consolidated statement of income (loss) compared with recording no lower of amortized cost or fair value adjustments on commercial loans held for sale during both the three and six months ended June 30, 2019.
Consumer Loans Included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income (loss).
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Beginning with 2018 applications, interest rate risk for agency-

HSBC USA Inc.

eligible residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income (loss), was a gain of $2 million and a loss of $1 million during the three and six months ended June 30, 2020, respectively, compared with losses of $1 million and $2 million during the three and six months ended June 30, 2019, respectively.
Valuation Allowances Excluding the commercial loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $1 million and $2 million at June 30, 2020 and December 31, 2019, respectively. The valuation allowance on commercial loans held for sale was $1 million and nil at June 30, 2020 and December 31, 2019, respectively.

8. Goodwill

Goodwill was $458 million and $1,242 million at June 30, 2020 and December 31, 2019, respectively. Goodwill for these periods reflects accumulated impairment losses of $1,819 million and $1,035 million, respectively.
During the first quarter of 2020, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic across the globe, including into the United States, and its impact on our businesses including changes to the interest rate environment as a result of recent FRB actions to combat the economic effects of the virus and the amount of headroom calculated in our previous annual impairment test for certain reporting units, we determined that it was more likely than not that the fair value of one or more of our reporting units was lower than their carrying amounts, including goodwill. Based on this analysis, we determined that an interim goodwill impairment test should be performed for all of our reporting units as of March 31, 2020 and prepared updated cash flow projections for each reporting unit, resulting in a reduction in the long-term forecasts of profitability for both our Retail Banking and Wealth Management and our Private Banking reporting units as compared to the prior year forecasts. These projections were reviewed by senior management in early April in connection with the preparation of our first quarter financial statements and it was determined that these forecasts represent our current best estimate of future profitability and would be used to conduct our interim impairment test. We completed our interim impairment test of goodwill utilizing cash flow projections based on these forecasts under a present value approach and, in conjunction with valuation estimates determined under a market approach, concluded that the fair value of our Commercial Banking reporting unit exceeded its carrying value, including goodwill. However, the cash flow projections for our Retail Banking and Wealth Management and our Private Banking reporting units were significantly lower which, in conjunction with valuation estimates under a market approach and in consideration of a challenging macroeconomic outlook, resulted in a fair value that was significantly lower than their book values, including goodwill. As a result, we recorded a non-cash impairment charge of $784 million in the first quarter of 2020, representing the entire amount of goodwill previously allocated to these reporting units. Beginning in the second quarter of 2020, our Retail Banking and Wealth Management and our Private Banking reporting units are being reported together within a newly created Wealth and Personal Banking segment for segment reporting purposes. As discussed in our 2019 Form 10-K, our goodwill impairment testing is highly sensitive to certain assumptions and estimates used.
During the second quarter of 2020, there were no events or changes in circumstances to indicate that it is more likely than not the fair value of our Commercial Banking reporting unit has reduced below its carrying amount.

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

HSBC USA Inc.

	June 30, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$—	$—	$—	$1
Bilateral OTC(2)	—	84	—	164
Interest rate contracts	—	84	—	165
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	19	1	16	20
Interest rate contracts - bilateral OTC(2)	—	—	—	1
Total derivatives accounted for as hedges	19	85	16	186
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	9	12	110	3
OTC-cleared(2)	71	80	167	29
Bilateral OTC(2)	16,739	19,146	11,990	13,324
Interest rate contracts	16,819	19,238	12,267	13,356
Exchange-traded(2)	—	—	80	—
OTC-cleared (2)	—	8	—	—
Bilateral OTC(2)	19,706	18,871	16,440	15,786
Foreign exchange contracts	19,706	18,879	16,520	15,786
Equity contracts - Bilateral OTC(2)	3,585	3,635	3,753	3,993
Exchange-traded(2)	1	99	71	80
Bilateral OTC(2)	1,625	1,791	1,087	1,309
Precious metals contracts	1,626	1,890	1,158	1,389
OTC-cleared(2)	94	—	1	—
Bilateral OTC(2)	699	900	1,138	1,024
Credit contracts	793	900	1,139	1,024
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	139	3	128	51
Foreign exchange contracts - bilateral OTC(2)	—	1	—	—
Equity contracts - bilateral OTC(2)	857	291	1,354	75
Credit contracts - bilateral OTC(2)	3	54	—	44
Other contracts - bilateral OTC(2)(4)	9	73	10	85
Total derivatives	43,556	45,049	36,345	35,989
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	36,240	36,240	29,510	29,510
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	3,913	6,042	3,683	4,390
Net amounts of derivative assets / liabilities presented in the balance sheet	3,403	2,767	3,152	2,089
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	638	1,002	891	553
Net amounts of derivative assets / liabilities	$2,765	$1,765	$2,261	$1,536

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at June 30, 2020 and December 31, 2019, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At June 30, 2020
Securities available-for-sale ("AFS")	$9,547	$1,167	$780	$1,947
Deposits(2)	3,234	234	—	234
Long-term debt	5,932	328	(19)	309
At December 31, 2019
Securities available-for-sale ("AFS")	7,277	554	428	982
Long-term debt	10,975	285	(32)	253

(1)	The carrying amount of securities AFS represents the amortized cost basis.

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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended June 30, 2020
Interest rate contracts / Securities AFS	Net interest income	$12	$52
Interest rate contracts / Deposits	Net interest income	—	(35)
Interest rate contracts / Long-term debt	Net interest income	50	(61)
Total		$62	$(44)

Three Months Ended June 30, 2019
Interest rate contracts / Securities AFS	Net interest income	$(404)	$488
Interest rate contracts / Long-term debt	Net interest income	153	(290)
Total		$(251)	$198

Six Months Ended June 30, 2020
Interest rate contracts / Securities AFS	Net interest income	$(1,144)	$1,230
Interest rate contracts / Deposits	Net interest income	120	(181)
Interest rate contracts / Long-term debt	Net interest income	227	(290)
Total		$(797)	$759

Six Months Ended June 30, 2019
Interest rate contracts / Securities AFS	Net interest income	$(661)	$838
Interest rate contracts / Long-term debt	Net interest income	237	(489)
Total		$(424)	$349
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
At June 30, 2020, active cash flow hedge relationships extend or mature through March 2023. During the three and six months ended June 30, 2020, respectively, $4 million and $10 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $9 million and $19 million during the three and six months ended June 30, 2019, respectively. During the next twelve months, we expect to amortize $9 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their locations on the consolidated statement of income (loss):

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2020	2019		2020	2019
	(in millions)
Three Months Ended June 30,
Foreign exchange contracts	$—	$—	Net interest income	$—	$—
Interest rate contracts	—	(2)	Net interest income	(4)	(9)
Total	$—	$(2)		$(4)	$(9)

Six Months Ended June 30,
Foreign exchange contracts	$—	$1	Net interest income	$—	$—
Interest rate contracts	113	5	Net interest income	(10)	(19)
Total	$113	$6		$(10)	$(19)
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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(in millions)
Interest rate contracts	Trading revenue	$(135)	$(171)	$(118)	$(115)
Foreign exchange contracts(1)	Trading revenue	(144)	253	(809)	239
Equity contracts	Trading revenue	(189)	(61)	1,068	(150)
Precious metals contracts(1)	Trading revenue	223	36	383	53
Credit contracts	Trading revenue	35	(145)	(622)	(267)
Total		$(210)	$(88)	$(98)	$(240)

(1)
During the third quarter of 2019, we changed our presentation for certain derivatives that were previously reported in foreign exchange contracts and began reporting these derivatives in precious metals contracts. As a result, we have reclassified $424 million and $575 million of gains from foreign exchange contracts to precious metals contracts during the three and six months ended June 30, 2019, respectively, to conform with the current year presentation.

The significant gains and losses recognized in trading revenue on derivatives during the six months ended June 30, 2020, primarily in foreign exchange, equity and credit contracts, reflect the impact of market volatility caused by the spread of the COVID-19 pandemic.
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$19	$180	$269	$336
Interest rate contracts	Other income (loss)	2	(1)	(1)	(2)
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	1	(2)	—
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	1,085	324	(613)	1,238
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	—	37	—
Credit contracts	Other income (loss)	(38)	(4)	13	(14)
Other contracts(1)	Other income (loss)	(12)	(3)	(1)	(9)
Total		$1,056	$497	$(298)	$1,549

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at June 30, 2020 was $1,122 million, for which we had posted collateral of $674 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2019 was $611 million, for which we had posted collateral of $316 million.

HSBC USA Inc.

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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$33	$183
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2020	December 31, 2019
	(in millions)
Interest rate:
Futures and forwards	$492,827	$597,980
Swaps	1,633,572	2,130,442
Options written	85,733	158,861
Options purchased	90,289	164,265
	2,302,421	3,051,548
Foreign exchange:
Swaps, futures and forwards	1,114,801	1,362,959
Options written	31,766	44,876
Options purchased	31,970	46,085
Spot	81,472	67,060
	1,260,009	1,520,980
Commodities, equities and precious metals:
Swaps, futures and forwards	65,008	55,678
Options written	35,138	39,035
Options purchased	45,260	49,517
	145,406	144,230
Credit derivatives	83,278	90,049
Other contracts(1)	1,074	1,044
Total	$3,792,188	$4,807,851

(1)	Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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

HSBC USA Inc.

Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. Beginning January 1, 2020, we also elected to apply FVO accounting to certain student loans held for investment. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At June 30, 2020, there were loans with a fair value of $5 million (unpaid principal balance of $9 million) for which the fair value option has been elected that were 90 days or more past due while there were no loans for which the fair value option has been elected in nonaccrual status. At December 31, 2019, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At June 30, 2020
Student loans held for investment	$35	$37	$(2)
Commercial loans held for sale	45	56	(11)
Fixed rate long-term debt	971	741	230
Hybrid instruments:
Structured deposits	5,395	6,092	(697)
Structured notes	8,350	7,877	473
At December 31, 2019
Commercial loans held for sale	$178	$189	$(11)
Securities sold under repurchase agreements	373	373	—
Fixed rate long-term debt	959	741	218
Hybrid instruments:
Structured deposits	7,209	7,491	(282)
Structured notes	9,388	8,187	1,201

HSBC USA Inc.

Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the three and six months ended June 30, 2020 and 2019:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2020
Interest rate and other components(1)	$—	$2	$(1,089)	$(1,087)
Credit risk component(2)(3)	5	—	—	5
Total mark-to-market on financial instruments designated at fair value	5	2	(1,089)	(1,082)
Mark-to-market on related derivatives	—	—	1,096	1,096
Net realized gain on related long-term debt derivatives	—	8	—	8
Gain (loss) on instruments designated at fair value and related derivatives	$5	$10	$7	$22

Three Months Ended June 30, 2019
Interest rate and other components(1)	$—	$(100)	$(422)	$(522)
Credit risk component(2)	—	—	—	—
Total mark-to-market on financial instruments designated at fair value	—	(100)	(422)	(522)
Mark-to-market on related derivatives	—	83	413	496
Net realized gain on related long-term debt derivatives	—	9	—	9
Gain (loss) on instruments designated at fair value and related derivatives	$—	$(8)	$(9)	$(17)

Six Months Ended June 30, 2020
Interest rate and other components(1)	$—	$(132)	$490	$358
Credit risk component(2)(3)	(49)	—	—	(49)
Total mark-to-market on financial instruments designated at fair value	(49)	(132)	490	309
Mark-to-market on related derivatives	37	150	(510)	(323)
Net realized gain on related long-term debt derivatives	—	14	—	14
Gain (loss) on instruments designated at fair value and related derivatives	$(12)	$32	$(20)	$—

Six Months Ended June 30, 2019
Interest rate and other components(1)	$—	$(169)	$(1,434)	$(1,603)
Credit risk component(2)	3	—	—	3
Total mark-to-market on financial instruments designated at fair value	3	(169)	(1,434)	(1,600)
Mark-to-market on related derivatives	—	136	1,419	1,555
Net realized gain on related long-term debt derivatives	—	19	—	19
Gain (loss) on instruments designated at fair value and related derivatives	$3	$(14)	$(15)	$(26)

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

(2)	The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income (loss).

(3)
During six months ended June 30, 2020, the loss in the credit risk component for loans and loans held for sale was attributable to the widening of credit spreads associated with certain commercial loans held for sale which were impacted by the COVID-19 pandemic.

HSBC USA Inc.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Three Months Ended June 30,	2020	2019
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$644	$(340)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $41 million and $73 million, respectively	129	235
Reclassification adjustment for gains realized in net income (loss), net of tax of $(7) million and $(5) million, respectively(1)	(24)	(18)
Provision for credit losses realized in net income (loss), net of tax of less than $1 million(2)	1	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $1 million and $1 million, respectively(3)	4	3
Total other comprehensive income (loss) for period	110	220
Balance at end of period	754	(120)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	398	190
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during the period, net of tax of $(82) million and $2 million, respectively	(261)	7
Total other comprehensive income (loss) for period	(261)	7
Balance at end of period	137	197
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(61)	(145)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of nil and $(1) million, respectively	—	(1)
Reclassification adjustment for losses realized in net income (loss), net of tax of $1 million and $3 million, respectively(4)	3	6
Total other comprehensive income for period	3	5
Balance at end of period	(58)	(140)
Pension and postretirement benefit liability:
Balance at beginning and end of period	(3)	8
Total accumulated other comprehensive income (loss) at end of period	$830	$(55)

HSBC USA Inc.

Six Months Ended June 30,	2020	2019
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(116)	$(519)
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax of $1 million(5)	2	—
Balance at beginning of period, adjusted	(114)	(519)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $286 million and $128 million, respectively	906	415
Reclassification adjustment for gains realized in net income (loss), net of tax of $(14) million and $(7) million, respectively(1)	(45)	(23)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $2 million and $2 million, respectively(3)	7	7
Total other comprehensive income for period	868	399
Balance at end of period	754	(120)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	(9)	301
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $46 million and $(33) million, respectively	146	(104)
Total other comprehensive income (loss) for period	146	(104)
Balance at end of period	137	197
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(151)	(159)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $28 million and $1 million, respectively	85	5
Reclassification adjustment for losses realized in net income (loss), net of tax of $2 million and $5 million, respectively(4)	8	14
Total other comprehensive income for period	93	19
Balance at end of period	(58)	(140)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	11
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of nil and $(1) million, respectively	—	(3)
Total other comprehensive loss for period	—	(3)
Balance at end of period	(3)	8
Total accumulated other comprehensive income (loss) at end of period	$830	$(55)

(1)	Amount reclassified to net income (loss) is included in other securities gains, net in our consolidated statement of income (loss).

(2)	Changes in the allowance for credit losses on securities available-for-sale are included in the provision for credit losses in our consolidated statement of income (loss).

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

(4)	Amount reclassified to net income (loss) is included in net interest income in our consolidated statement of income (loss).

(5)	See Note 21, "New Accounting Pronouncements," for additional discussion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Interest cost on projected benefit obligation	$12	$14	$24	$29
Expected return on plan assets	(20)	(19)	(39)	(37)
Amortization of net actuarial loss	2	5	4	12
Administrative costs	1	1	2	2
Pension (income) expense	$(5)	$1	$(9)	$6
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Interest cost on accumulated benefit obligation	$1	$1	$1	$1
Amortization of net actuarial gain	(1)	(1)	(1)	(1)
Net periodic postretirement benefit cost	$—	$—	$—	$—

HSBC USA Inc.

13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and six months ended June 30, 2020 and 2019. See Note 22, "Fee Income from Contracts with Customers," in our 2019 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Credit card fees, net	$9	$18	$20	$30
Trust and investment management fees	33	31	64	61
Other fees and commissions:
Account services	58	68	119	133
Credit facilities	64	81	137	150
Other fees	15	13	32	26
Total other fees and commissions	137	162	288	309
Servicing and other fees from HSBC affiliates	81	88	169	169
Insurance(1)	2	4	4	6
Total fee income from contracts with customers	262	303	545	575
Other non-fee revenues	202	133	306	251
Total other revenues(2)	$464	$436	$851	$826

(1)	Included within other income (loss) in the consolidated statement of income (loss).

(2)	See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $13 million and $35 million during the three and six months ended June 30, 2020, respectively, compared with $26 million and $48 million during the three and six months ended June 30, 2019, respectively. Credit card rewards program costs totaled $5 million and $18 million during the three and six months ended June 30, 2020, respectively, compared with $10 million and $22 million during the three and six months ended June 30, 2019, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million and $2 million at June 30, 2020 and December 31, 2019, respectively. We expect to recognize this revenue over a remaining period of one year or less.
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

	June 30, 2020	December 31, 2019
	(in millions)
Assets:
Cash and due from banks	$466	$850
Interest bearing deposits with banks	135	40
Securities purchased under agreements to resell(1)	2,153	4,600
Trading assets	86	79
Loans	1,565	2,343
Other(2)	863	456
Total assets	$5,268	$8,368
Liabilities:
Deposits	$15,790	$9,000
Trading liabilities	53	293
Short-term borrowings	295	1,166
Long-term debt	4,865	7,848
Other(2)	210	931
Total liabilities	$21,213	$19,238

(1)	Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.

(2)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Income (Expense):
Interest income	$12	$47	$38	$90
Interest expense	(79)	(152)	(199)	(276)
Net interest expense	(67)	(105)	(161)	(186)
Trading revenue (expense)	(356)	(9)	(617)	(1,523)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	41	46	88	81
HSBC Markets (USA) Inc. ("HMUS")	26	27	50	57
Other HSBC affiliates	14	15	31	31
Total servicing and other fees from HSBC affiliates	81	88	169	169
Gain (loss) on instruments designated at fair value and related derivatives	1,096	412	(510)	1,420
Support services from HSBC affiliates:
HTSU	(272)	(298)	(535)	(575)
HMUS	(19)	(23)	(46)	(50)
Other HSBC affiliates	(98)	(90)	(190)	(166)
Total support services from HSBC affiliates	(389)	(411)	(771)	(791)
Rental income from HSBC affiliates, net(1)	6	12	18	24
Stock based compensation expense(2)	(7)	(8)	(13)	(14)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At June 30, 2020 and December 31, 2019, long-term debt with affiliates reflected $4.9 billion and $7.8 billion, respectively, of borrowings from HSBC North America. During the first quarter of 2020, $3.0 billion of these borrowings were recharacterized as time deposits, including $1.5 billion of fixed-rate senior debt which matures in March 2021 and $1.5 billion of fixed-rate senior debt which matures in March 2026. The remaining outstanding balances include:

•	$2.0 billion of fixed-rate senior debt which matures in May 2021;

•	$0.9 billion of floating-rate subordinated debt which matures in May 2025; and

•	$2.0 billion of fixed-rate senior debt which matures in September 2025.
We have a $150 million uncommitted line of credit with HSBC North America. There was no outstanding balance under this credit facility at either June 30, 2020 or December 31, 2019.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSBC Securities (USA) Inc. ("HSI"). In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2020 and December 31, 2019, we had the following loan balances outstanding with HSBC affiliates:

	June 30, 2020	December 31, 2019
	(in millions)
HMUS and subsidiaries	$1,438	$2,296
Other short-term affiliate lending	127	47
Total loans	$1,565	$2,343

HSBC USA Inc.

HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $12.0 billion at both June 30, 2020 and December 31, 2019 of which $1.4 billion and $2.3 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
We have extended lines of credit to various other HSBC affiliates totaling $4.7 billion which did not have any outstanding balances at either June 30, 2020 or December 31, 2019.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2020 and December 31, 2019, there were $127 million and $47 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $912.2 billion and $1,111.5 billion at June 30, 2020 and December 31, 2019, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $167 million and $90 million at June 30, 2020 and December 31, 2019, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 23, "Related Party Transactions," in our 2019 Form 10-K. There have been no significant changes in these activities since December 31, 2019.
Other Transactions with HSBC Affiliates:
At both June 30, 2020 and December 31, 2019, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 18, "Preferred Stock," in our 2019 Form 10-K for additional details.

15. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB") which was created in the second quarter of 2020 and is discussed further below, Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and a Corporate Center ("CC").
We previously announced as part of our Restructuring Plan that we would combine our Retail Banking and Wealth Management ("RBWM") and Private Banking ("PB") businesses to create a single WPB business. During the second quarter of 2020, we implemented a change to our internal management reporting to begin reporting what was historically RBWM and PB together within a newly created WPB segment and, as a result, we have aligned our segment reporting to reflect this change for all periods presented.
During the second quarter of 2020, we also decided to implement a change to our internal management reporting to begin allocating Balance Sheet Management ("BSM"), which was historically reported within the CC segment, to the WPB, CMB and GB&M businesses to better align the revenue and expense to the businesses generating or utilizing this activity. As a result, we have aligned our segment reporting to reflect this change for all periods presented.

HSBC USA Inc.

The following table summarizes the impact of these changes on reported segment profit (loss) before tax, total assets and total deposits as of and for the three months and six months ended June 30, 2019:

	As Previously Reported	After Reporting Changes
	(in millions)
Segment profit (loss) before tax during the three months ended June 30, 2019:
RBWM	$(26)	NR
WPB	NR	$(8)
CMB	106	114
GB&M	94	126
PB	(4)	NR
CC	19	(43)

Segment profit (loss) before tax during the six months ended June 30, 2019:
RBWM	$(72)	NR
WPB	NR	$(34)
CMB	221	236
GB&M	231	295
PB	(3)	NR
CC	16	(104)

Segment total assets at June 30, 2019:
RBWM(1)	$18,907	NR
WPB	NR	$50,886
CMB	26,735	35,568
GB&M	87,114	126,864
PB(1)	6,952	NR
CC	76,055	2,445

Segment total deposits at June 30, 2019:
RBWM	$33,606	NR
WPB	NR	$42,942
CMB	23,554	24,299
GB&M	29,674	32,840
PB	7,226	NR
CC	6,021	—

(1)	Segment total assets at June 30, 2019 included goodwill that was previously allocated to RBWM and PB of $581 million and $321 million, respectively.
NR Not Reported
There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2019 Form 10-K.
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit that includes both interest rate and liquidity components. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates that incorporate both repricing (interest rate risk) and tenor (liquidity) characteristics. The objective of these charges/credits is to transfer interest rate risk to one centralized unit in BSM. BSM income statement and balance sheet results are allocated to each of the global businesses based upon tangible equity levels and levels of any surplus liabilities.
Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from this activity or the relationship of this activity to other segment activity. These inter-segment transactions have not been eliminated, and we generally account for them as if they were with third parties.

HSBC USA Inc.

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
Expected credit losses - As discussed further in Note 21, "New Accounting Pronouncements," on January 1, 2020, we adopted new accounting guidance under U.S. GAAP which requires entities to recognize an allowance for credit losses based on lifetime ECL. However, under the Group Reporting Basis for the requirements of IFRS 9, "Financial Instruments" ("IFRS 9"), only financial assets which are considered to have experienced a significant increase in credit risk or for which there is objective evidence of impairment require an allowance based on lifetime ECL. Under the Group Reporting Basis, financial assets which have not experienced a significant increase in credit risk since initial recognition only require an allowance based on expected credit losses resulting from default events that are possible within the next 12 months. Principally as a result of this difference, the allowance for credit losses remains higher under U.S. GAAP than under the Group Reporting Basis. In addition, the new guidance requires inclusion of expected recoveries, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in scope financial assets (including collateral-dependent assets) under U.S. GAAP, which results in an impact to earnings substantially consistent with the Group Reporting Basis. Prior to January 1, 2020, these expected recoveries were not recognized under U.S. GAAP.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	WPB	CMB	GB&M	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2020
Net interest income	$197	$204	$122	$(7)	$516	$2	$20	$538
Other operating income	99	52	263	85	499	(19)	(16)	464
Total operating income	296	256	385	78	1,015	(17)	4	1,002
Expected credit losses / provision for credit losses	36	181	19	—	236	(17)	—	219
	260	75	366	78	779	—	4	783
Operating expenses	326	142	201	63	732	(9)	4	727
Profit (loss) before income tax	$(66)	$(67)	$165	$15	$47	$9	$—	$56

Three Months Ended June 30, 2019
Net interest income	$265	$206	$156	$(17)	$610	$3	$(73)	$540
Other operating income	104	60	189	12	365	(3)	74	436
Total operating income	369	266	345	(5)	975	—	1	976
Expected credit losses / provision for credit losses	13	9	3	—	25	23	(2)	46
	356	257	342	(5)	950	(23)	3	930
Operating expenses	364	143	216	38	761	10	3	774
Profit (loss) before income tax	$(8)	$114	$126	$(43)	$189	$(33)	$—	$156

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	WPB	CMB	GB&M	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Six Months Ended June 30, 2020
Net interest income	$429	$414	$212	$(20)	$1,035	$5	$2	$1,042
Other operating income	173	110	526	61	870	(23)	4	851
Total operating income	602	524	738	41	1,905	(18)	6	1,893
Expected credit losses / provision for credit losses	176	304	135	—	615	330	—	945
	426	220	603	41	1,290	(348)	6	948
Operating expenses	1,361	289	393	198	2,241	85	6	2,332
Profit (loss) before income tax	$(935)	$(69)	$210	$(157)	$(951)	$(433)	$—	$(1,384)
Balances at end of period:
Total assets	$61,326	$41,511	$155,090	$2,449	$260,376	$(47,514)	$—	$212,862
Total loans, net	24,059	28,125	17,673	—	69,857	(3,931)	5,350	71,276
Goodwill	—	358	—	—	358	100	—	458
Total deposits	49,871	39,245	54,414	—	143,530	(4,874)	17,377	156,033

Six Months Ended June 30, 2019
Net interest income	$538	$412	$329	$(45)	$1,234	$9	$(141)	$1,102
Other operating income	194	121	379	9	703	(20)	143	826
Total operating income	732	533	708	(36)	1,937	(11)	2	1,928
Expected credit losses / provision for credit losses	34	15	(14)	—	35	64	5	104
	698	518	722	(36)	1,902	(75)	(3)	1,824
Operating expenses	732	282	427	68	1,509	18	(3)	1,524
Profit (loss) before income tax	$(34)	$236	$295	$(104)	$393	$(93)	$—	$300
Balances at end of period:
Total assets	$50,886	$35,568	$126,864	$2,445	$215,763	$(31,700)	$—	$184,063
Total loans, net	23,683	25,792	20,853	—	70,328	(2,340)	3,877	71,865
Goodwill	902	358	—	—	1,260	347	—	1,607
Total deposits	42,942	24,299	32,840	—	100,081	(3,434)	20,314	116,961

(1)	Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis.

(2)	Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$15,662	4.5%	(2)	13.1%	$15,876	4.5%	(2)	13.1%
HSBC Bank USA	17,913	6.5		15.3	18,043	6.5		15.2
Tier 1 capital ratio:
HSBC USA	16,927	6.0		14.2	17,141	6.0		14.1
HSBC Bank USA	20,413	8.0		17.5	20,543	8.0		17.3
Total capital ratio:
HSBC USA	20,820	10.0		17.4	19,743	10.0		16.3
HSBC Bank USA	23,140	10.0		19.8	22,724	10.0		19.2
Tier 1 leverage ratio:
HSBC USA	16,927	4.0	(2)	8.1	17,141	4.0	(2)	9.9
HSBC Bank USA	20,413	5.0		10.0	20,543	5.0		12.0
Supplementary leverage ratio ("SLR"):
HSBC USA	16,927	3.0	(3)	7.6	17,141	3.0	(3)	6.9
HSBC Bank USA	20,413	3.0	(3)	9.4	20,543	3.0	(3)	8.4
Risk-weighted assets:(4)
HSBC USA	119,380				121,407
HSBC Bank USA	116,707				118,618
Adjusted quarterly average assets:(5)
HSBC USA	208,230				173,270
HSBC Bank USA	205,153				170,722
Total leverage exposure:(6)
HSBC USA	221,490				247,590
HSBC Bank USA	217,494				244,008

(1)
HSBC USA and HSBC Bank USA are categorized as "well-capitalized," as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

HSBC USA Inc.

(2)	There are no common equity Tier 1 or Tier 1 leverage ratio components in the definition of a well-capitalized bank holding company. The ratios shown are the regulatory minimums.

(3)	There is no SLR component in the definition of a well-capitalized banking institution. The ratios shown are the regulatory minimums.

(4)	Calculated using the generally-applicable Standardized Approach.

(5)	Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

(6)	Represents the SLR denominator which includes adjusted quarterly average assets plus certain off-balance sheet exposures.
In 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Economic Growth, Regulatory Relief and Consumer Protection Act ("Relief Act") that tailor the application of the enhanced prudential standards for large bank holding companies and foreign banking organizations (the "Tailoring Rules"). Under the Tailoring Rules, Category III firms and their depository institution subsidiaries such as HSBC North America and HSBC Bank USA are permitted to opt-out of the requirement to recognize most elements of AOCI in regulatory capital. As a result, HSBC North America and HSBC Bank USA, made a one-time election to opt-out of the requirement to include all components of AOCI (with the exception of accumulated net gains and losses on cash flow hedges related to items that are not carried at fair value on the consolidated balance sheet) in common equity Tier 1 capital, effective beginning with March 31, 2020 reporting. At December 31, 2019, HSBC North America and HSBC Bank USA were required to include all components of AOCI in regulatory capital.
In response to the COVID-19 pandemic, in March 2020, the federal banking agencies issued an interim final rule that provides the option to transition in the regulatory capital impacts of the new current expected credit loss accounting standard over a five-year period. HSBC North America and HSBC Bank USA have elected the five-year transition option and, as a result, beginning in 2020, our capital ratios are reported in accordance with the transition rules in the interim final rule. Accordingly, during 2020 and 2021, we will exclude from regulatory capital the change in retained earnings resulting from adoption of the new accounting standard on January 1, 2020 as well as 25 percent of the change in the allowance for credit losses recognized between January 1, 2020 and December 31, 2021. Beginning January 1, 2022, the excluded impacts will be phased in to regulatory capital over a three-year transition period and will be fully reflected at January 1, 2025.
In addition, in April 2020, the FRB issued an interim final rule adopting a temporary change to the calculation of the SLR that permits bank holding companies such as HSBC North America and HSBC USA, to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the denominator of their SLR. This change, which took effect April 1, 2020, will remain in place until March 31, 2021 and is designed to allow banking institutions to expand their balance sheets to accommodate increased customer deposits while continuing to provide credit to companies and households. In May 2020, the federal banking agencies issued an interim final rule that permits depository institutions such as HSBC Bank USA to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the denominator of their SLR. This change took effect June 1, 2020 and will remain in place until March 31, 2021.

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

HSBC USA Inc.

Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at June 30, 2020 and December 31, 2019 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	June 30, 2020		December 31, 2019
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$86	$—	$98	$—
Interest, taxes and other liabilities	—	23	—	38
Subtotal	86	23	98	38
Venture debt financing entity:
Loans	39	—	—	—
Interest, taxes and other liabilities	—	—	—	—
Subtotal	39	—	—	—
Total	$125	$23	$98	$38
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at June 30, 2020 and December 31, 2019:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At June 30, 2020
Structured note vehicles	$1,557	$510	$42	$1,515
Limited partnership investments	2,634	597	311	597
Total	$4,191	$1,107	$353	$2,112
At December 31, 2019
Structured note vehicles	$1,524	$510	$9	$1,515
Limited partnership investments	2,160	561	300	562
Total	$3,684	$1,071	$309	$2,077
Information on the types of VIEs with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $1,515 million at June 30, 2020 would occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at June 30, 2020 and December 31, 2019. Following the table is a description of the various arrangements.

	June 30, 2020		December 31, 2019
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$(448)	$35,560	$(63)	$38,739
Financial standby letters of credit, net of participations(3)(4)	—	5,520	—	5,657
Performance standby letters of credit, net of participations(3)(4)	—	3,631	—	3,779
Total	$(448)	$44,711	$(63)	$48,175

(1)	Includes $16,444 million and $18,391 million of notional issued for the benefit of HSBC affiliates at June 30, 2020 and December 31, 2019, respectively.

(2)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

(3)	Includes $1,698 million and $1,623 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at June 30, 2020 and December 31, 2019, respectively.

(4)	For standby letters of credit, maximum loss represents losses to be recognized assuming the letters of credit have been fully drawn and the obligors have defaulted with zero recovery.
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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(448)	$35,560	$(63)	$38,739
Buy-protection credit derivative positions	331	47,718	77	51,310
Net position(1)	$(117)	$12,158	$14	$12,571

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $48 million and $52 million at June 30, 2020 and December 31, 2019, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $32 million and $26 million at June 30, 2020 and December 31, 2019, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at June 30, 2020 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	3.0	$18,352	$7,073	$25,425
Index credit derivatives	4.2	4,919	3,964	8,883
Total return swaps	2.1	1,061	191	1,252
Subtotal		24,332	11,228	35,560
Standby Letters of Credit(2)	1.2	7,140	2,011	9,151
Total		$31,472	$13,239	$44,711

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
In 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $73 million and $85 million at June 30, 2020 and December 31, 2019, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 9, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at both June 30, 2020 and December 31, 2019.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $3 million and $4 million at June 30, 2020 and December 31, 2019, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at June 30, 2020. This estimated range of reasonably possible losses

HSBC USA Inc.

was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 29, "Litigation and Regulatory Matters," in our 2019 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $3.3 billion and $3.4 billion at June 30, 2020 and December 31, 2019, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Interest bearing deposits with banks(1)	$3,509	$2,682
Trading assets(2)	2,849	525
Securities available-for-sale(3)	7,967	6,814
Securities held-to-maturity(3)	1,363	1,688
Loans(4)	14,842	14,342
Other assets(5)	4,293	3,517
Total	$34,823	$29,568

(1)
Represents gross amount of cash on deposit with banks related to derivative collateral-support agreements, of which a majority has been netted against derivative liabilities on the consolidated balance sheet.

(2)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

(3)
Securities are primarily pledged against derivatives, public fund deposits, trust deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the FHLB and the Federal Reserve Bank of New York.

(4)	Loans are primarily residential mortgage loans pledged against current and potential borrowings from the FHLB and the Federal Reserve Bank of New York.

(5)
Represents gross amount of cash on deposit with non-banks related to derivative collateral support agreements, of which a majority has been netted against derivative liabilities on the consolidated balance sheet.

Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,701 million and nil at June 30, 2020 and December 31, 2019, respectively. The fair value of trading assets that could be sold or repledged was $2,849 million and $336 million at June 30, 2020 and December 31, 2019, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $31,917 million and $19,174 million at June 30, 2020 and December 31, 2019, respectively. Of this collateral, $31,067 million and $18,199 million could be sold or repledged at June 30, 2020 and December 31, 2019, respectively, of which $308 million and $2,062 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.

The following table provides information about resale and repurchase agreements that are subject to offset at June 30, 2020 and December 31, 2019:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At June 30, 2020
Assets:
Securities purchased under resale agreements	$31,873	$2,618	$29,255	$29,236	$—	$19
Liabilities:
Securities sold under repurchase agreements	$4,837	$2,618	$2,219	$2,219	$—	$—

At December 31, 2019
Assets:
Securities purchased under resale agreements	$19,167	$1,329	$17,838	$17,832	$—	$6
Liabilities:
Securities sold under repurchase agreements	$2,401	$1,329	$1,072	$1,068	$—	$4

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at June 30, 2020 and December 31, 2019:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At June 30, 2020
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$421	$2,993	$1,423	$—	$—	$4,837

At December 31, 2019
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,401	$—	$—	$—	$—	$2,401

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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income (loss).

	Fair Value Measurements on a Recurring Basis
June 30, 2020	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$6,317	$42	$—	$6,359	$—	$6,359
Asset-backed securities:
Collateralized debt obligations	—	64	—	64	—	64
Residential mortgages	—	—	15	15	—	15
Student loans	—	69	—	69	—	69
Corporate and other domestic debt securities	—	—	501	501	—	501
Debt securities issued by foreign entities	8,693	108	—	8,801	—	8,801
Equity securities	3,178	—	—	3,178	—	3,178
Precious metals trading	—	10,139	—	10,139	—	10,139
Derivatives:(1)
Interest rate contracts	9	16,916	33	16,958	—	16,958
Foreign exchange contracts	—	19,725	—	19,725	—	19,725
Equity contracts	—	4,065	377	4,442	—	4,442
Precious metals contracts	1	1,625	—	1,626	—	1,626
Credit contracts	—	681	115	796	—	796
Other contracts(2)	—	—	9	9	—	9
Derivatives netting	—	—	—	—	(40,153)	(40,153)
Total derivatives	10	43,012	534	43,556	(40,153)	3,403
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,091	15,230	—	37,321	—	37,321
Asset-backed securities:
Home equity	—	20	8	28	—	28
Other	—	—	109	109	—	109
Debt securities issued by foreign entities	4,172	38	—	4,210	—	4,210
Loans(4)	—	35	—	35	—	35
Loans held for sale(4)	—	45	—	45	—	45
Other assets:
Equity securities	—	148	—	148	—	148
Equity securities measured at net asset value(5)	—	—	—	134	—	134
Total assets	$44,461	$68,950	$1,167	$114,712	$(40,153)	$74,559
Liabilities:
Domestic deposits(4)	$—	$4,723	$672	$5,395	$—	$5,395
Trading liabilities, excluding derivatives	637	19	—	656	—	656
Derivatives:(1)
Interest rate contracts	12	19,313	—	19,325	—	19,325
Foreign exchange contracts	—	18,879	2	18,881	—	18,881
Equity contracts	—	3,641	285	3,926	—	3,926
Precious metals contracts	99	1,791	—	1,890	—	1,890
Credit contracts	—	901	53	954	—	954
Other contracts(2)	—	—	73	73	—	73
Derivatives netting	—	—	—	—	(42,282)	(42,282)
Total derivatives	111	44,525	413	45,049	(42,282)	2,767
Long-term debt(4)	—	8,974	347	9,321	—	9,321
Total liabilities	$748	$58,241	$1,432	$60,421	$(42,282)	$18,139

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2019	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$6,763	$38	$—	$6,801	$—	$6,801
Asset-backed securities:
Collateralized debt obligations	—	71	—	71	—	71
Residential mortgages	—	—	17	17	—	17
Student loans	—	80	—	80	—	80
Corporate and other domestic debt securities	—	—	510	510	—	510
Debt securities issued by foreign entities	10,095	221	—	10,316	—	10,316
Equity securities	5,693	—	—	5,693	—	5,693
Precious metals trading	—	1,909	—	1,909	—	1,909
Derivatives:(1)
Interest rate contracts	110	12,275	10	12,395	—	12,395
Foreign exchange contracts	80	16,456	—	16,536	—	16,536
Equity contracts	—	4,922	185	5,107	—	5,107
Precious metals contracts	70	1,085	3	1,158	—	1,158
Credit contracts	—	1,060	79	1,139	—	1,139
Other contracts(2)	—	—	10	10	—	10
Derivatives netting	—	—	—	—	(33,193)	(33,193)
Total derivatives	260	35,798	287	36,345	(33,193)	3,152
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	17,532	14,702	—	32,234	—	32,234
Asset-backed securities:
Home equity	—	32	—	32	—	32
Other	—	—	111	111	—	111
Debt securities issued by foreign entities	3,158	128	—	3,286	—	3,286
Loans held for sale(4)	—	178	—	178	—	178
Other assets:
Equity securities	—	147	—	147	—	147
Equity securities measured at net asset value(5)	—	—	—	136	—	136
Total assets	$43,501	$53,304	$925	$97,866	$(33,193)	$64,673
Liabilities:
Domestic deposits(4)	$—	$6,435	$774	$7,209	$—	$7,209
Trading liabilities, excluding derivatives	1,182	124	—	1,306	—	1,306
Derivatives:(1)
Interest rate contracts	3	13,570	—	13,573	—	13,573
Foreign exchange contracts	—	15,805	1	15,806	—	15,806
Equity contracts	—	3,955	113	4,068	—	4,068
Precious metals contracts	80	1,306	3	1,389	—	1,389
Credit contracts	—	1,048	20	1,068	—	1,068
Other contracts(2)	—	—	85	85	—	85
Derivatives netting	—	—	—	—	(33,900)	(33,900)
Total derivatives	83	35,684	222	35,989	(33,900)	2,089
Short-term borrowings(4)	—	373	—	373	—	373
Long-term debt(4)	—	9,993	354	10,347	—	10,347
Total liabilities	$1,265	$52,609	$1,350	$55,224	$(33,900)	$21,324

(1)
Includes trading derivative assets of $3,283 million and $3,055 million and trading derivative liabilities of $2,562 million and $1,929 million at June 30, 2020 and December 31, 2019, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 9, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income (loss).

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
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2020 and 2019. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2020	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2020	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Residential mortgage asset-backed securities	$16	$(1)	$—	$—	$—	$—	$—	$—	$15	$(1)	$—
Corporate and other domestic debt securities	465	36	—	—	—	—	—	—	501	36	—
Derivatives, net:(2)
Interest rate contracts	41	(8)	—	—	—	—	—	—	33	(8)	—
Foreign exchange contracts	(3)	1	—	—	—	—	—	—	(2)	1	—
Equity contracts	(22)	107	—	—	—	6	—	1	92	113	—
Credit contracts	98	(9)	—	—	—	(27)	—	—	62	(8)	—
Other contracts(3)	(58)	(12)	—	—	—	6	—	—	(64)	—	—
Asset-backed securities available-for-sale(4)	116	—	(7)	—	—	—	8	—	117	—	(7)
Total assets	$653	$114	$(7)	$—	$—	$(15)	$8	$1	$754	$133	$(7)
Liabilities:
Domestic deposits(5)	$(678)	$(13)	$(16)	$—	$(7)	$27	$—	$15	$(672)	$(16)	$(16)
Long-term debt(5)	(320)	(43)	(8)	—	(37)	48	—	13	(347)	(41)	(8)
Total liabilities	$(998)	$(56)	$(24)	$—	$(44)	$75	$—	$28	$(1,019)	$(57)	$(24)

HSBC USA Inc.

	Jan. 1, 2020	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2020	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Residential mortgage asset-backed securities	$17	$(2)	$—	$—	$—	$—	$—	$—	$15	$(2)	$—
Corporate and other domestic debt securities	510	(9)	—	—	—	—	—	—	501	(9)	—
Derivatives, net:(2)
Interest rate contracts	10	23	—	—	—	—	—	—	33	23	—
Foreign exchange contracts	(1)	(1)	—	—	—	—	—	—	(2)	(1)	—
Equity contracts	72	12	—	—	—	6	—	2	92	24	—
Credit contracts	59	26	—	—	—	(23)	—	—	62	27	—
Other contracts(3)	(75)	(1)	—	—	—	12	—	—	(64)	—	—
Asset-backed securities available-for-sale(4)	111	—	(2)	—	—	—	8	—	117	—	(2)
Total assets	$703	$48	$(2)	$—	$—	$(5)	$8	$2	$754	$62	$(2)
Liabilities:
Domestic deposits(5)	$(774)	$13	$2	$—	$(43)	$82	$—	$48	$(672)	$7	$2
Long-term debt(5)	(354)	38	2	—	(138)	89	—	16	(347)	23	2
Total liabilities	$(1,128)	$51	$4	$—	$(181)	$171	$—	$64	$(1,019)	$30	$4

HSBC USA Inc.

	Apr. 1, 2019	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2019	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$90	$2	$—	$—	$—	$(6)	$—	$—	$86	$(4)	$—
Residential mortgage asset-backed securities	16	—	—	—	—	—	—	—	16	—	—
Student loan asset-backed securities	95	—	—	—	—	(5)	—	—	90	(5)	—
Corporate and other domestic debt securities	510	—	—	—	—	—	—	—	510	—	—
Derivatives, net:(2)
Interest rate contracts	7	8	—	—	—	—	—	(5)	10	3	—
Foreign exchange contracts	(1)	—	—	—	—	—	—	—	(1)	—	—
Equity contracts	24	39	—	—	—	1	—	(2)	62	40	—
Credit contracts	53	(3)	—	—	—	(4)	—	—	46	(2)	—
Other contracts(3)	(37)	(3)	—	—	—	5	—	—	(35)	—	—
Asset-backed securities available-for-sale(4)	109	—	4	—	—	—	—	—	113	—	4
Other assets(6)	1	—	—	—	—	—	—	—	1	—	—
Total assets	$867	$43	$4	$—	$—	$(9)	$—	$(7)	$898	$32	$4
Liabilities:
Domestic deposits(5)	$(949)	$(35)	$2	$—	$(49)	$64	$(5)	$42	$(930)	$(32)	$2
Long-term debt(5)	(453)	(15)	1	—	(33)	20	—	39	(441)	(10)	1
Total liabilities	$(1,402)	$(50)	$3	$—	$(82)	$84	$(5)	$81	$(1,371)	$(42)	$3

HSBC USA Inc.

	Jan. 1, 2019	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2019	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$100	$3	$—	$—	$—	$(17)	$—	$—	$86	$(10)	$—
Residential mortgage asset-backed securities	16	—	—	—	—	—	—	—	16	—	—
Student loan asset-backed securities	92	5	—	—	—	(7)	—	—	90	(2)	—
Corporate and other domestic debt securities	1,803	—	—	—	—	(1,293)	—	—	510	—	—
Derivatives, net:(2)
Interest rate contracts	2	13	—	—	—	—	—	(5)	10	8	—
Foreign exchange contracts	(1)	—	—	—	—	—	—	—	(1)	—	—
Equity contracts	(52)	110	—	—	—	5	—	(1)	62	115	—
Credit contracts	52	(40)	—	—	—	34	—	—	46	(2)	—
Other contracts(3)	(35)	(9)	—	—	—	9	—	—	(35)	—	—
Asset-backed securities available-for-sale(4)	107	—	6	—	—	—	—	—	113	—	6
Other assets(6)	4	—	—	—	—	(3)	—	—	1	—	—
Total assets	$2,088	$82	$6	$—	$—	$(1,272)	$—	$(6)	$898	$109	$6
Liabilities:
Domestic deposits(5)	$(925)	$(64)	$(3)	$—	$(145)	$109	$(5)	$103	$(930)	$(132)	$(3)
Long-term debt(5)	(412)	(43)	(2)	—	(64)	33	—	47	(441)	(59)	(2)
Total liabilities	$(1,337)	$(107)	$(5)	$—	$(209)	$142	$(5)	$150	$(1,371)	$(191)	$(5)

(1)	Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income (loss).

(2)
Level 3 net derivatives included derivative assets of $534 million and derivative liabilities of $413 million at June 30, 2020 and derivative assets of $276 million and derivative liabilities of $194 million at June 30, 2019. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

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

(6)
Represented contingent consideration receivable associated with the sale of certain private banking client relationships, which concluded in 2019. Gains (losses) associated with this transaction were included in other income (loss) in the consolidated statement of income (loss).

HSBC USA Inc.

Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at June 30, 2020 and December 31, 2019:

June 30, 2020
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Residential mortgage asset-backed securities	$15	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	4%	N/A
			Conditional default rates	2%	N/A
			Loss severity rates	70%	N/A
			Discount margin	575bps	N/A
Corporate and other domestic debt securities	$501	Discounted cash flows	Spread volatility on collateral assets	11%	N/A
			Correlation between insurance claim shortfall and collateral value	80%	N/A
Interest rate derivative contracts	$33	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	41% - 100%	75%
			Likelihood of transaction being executed	90%	N/A
Foreign exchange derivative contracts(2)	$(2)	Option pricing model	Implied volatility of currency pairs	8% - 11%	10%
Equity derivative contracts(2)	$92	Option pricing model	Equity / Equity Index volatility	7% - 65%	40%
			Equity / Equity and Equity / Index correlation	44% - 78%	52%
			Equity dividend yields and forward price	(27)% - 1%	(2)%
Credit derivative contracts	$62	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	155bps	N/A
Other derivative contracts	$(64)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	3 years	N/A
Asset-backed securities available-for-sale	$117	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 4%	3%
Domestic deposits (structured deposits)(2)(3)	$(672)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 11%	10%
			Equity / Equity Index volatility	7% - 47%	21%
			Equity / Equity and Equity / Index correlation	44% - 60%	47%
Long-term debt (structured notes)(2)(3)	$(347)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 11%	10%
			Equity / Equity Index volatility	7% - 41%	25%
			Equity / Equity and Equity / Index correlation	48% - 78%	66%

HSBC USA Inc.

December 31, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Residential mortgage asset-backed securities	$17	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1%	N/A
			Conditional default rates	8%	N/A
			Loss severity rates	70%	N/A
			Discount margin	600bps	N/A
Corporate and other domestic debt securities	$510	Discounted cash flows	Spread volatility on collateral assets	4%	N/A
			Correlation between insurance claim shortfall and collateral value	80%	N/A
Interest rate derivative contracts	$10	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	42% - 100%	80%
			Likelihood of transaction being executed	90%	N/A
Foreign exchange derivative contracts(2)	$(1)	Option pricing model	Implied volatility of currency pairs	6% - 11%	8%
Equity derivative contracts(2)	$72	Option pricing model	Equity / Equity Index volatility	7% - 36%	22%
			Equity / Equity and Equity / Index correlation	43% - 79%	49%
			Equity dividend yields	0% - 4%	2%
Credit derivative contracts	$59	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	41bps	N/A
Other derivative contracts	$(75)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	3 years	N/A
Asset-backed securities available-for-sale	$111	Discounted cash flows	Market assumptions related to yields for comparable instruments	0% - 3%	2%
Domestic deposits (structured deposits)(2)(3)	$(774)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 11%	8%
			Equity / Equity Index volatility	7% - 28%	13%
			Equity / Equity and Equity / Index correlation	43% - 49%	46%
Long-term debt (structured notes)(2)(3)	$(354)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 11%	8%
			Equity / Equity Index volatility	7% - 29%	16%
			Equity / Equity and Equity / Index correlation	54% - 79%	64%

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

•	Probability of default - Annualized percentage of default rate over a group of collateral such as residential mortgage loans.

•	Loss severity rate - The loss severity rate is the percentage of total lifetime losses (both interest and principal) as a percentage of principal balance measured at default date.

HSBC USA Inc.

•	Discount margin - An expected return earned in addition to the index underlying (in this case LIBOR) is another input into valuation of securities.
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
Significant Transfers Into and Out of Level 3 Measurements During the three and six months ended June 30, 2020, we transferred $15 million and $48 million, respectively, of domestic deposits and $13 million and $16 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.
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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) goodwill, lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at June 30, 2020 and December 31, 2019. The gains (losses) during the three and six months ended June 30, 2020 and 2019 are also included.

	Non-Recurring Fair Value Measurements at June 30, 2020				Total Gains (Losses) For the Three Months Ended June 30, 2020	Total Gains (Losses) For the Six Months Ended June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$4	$—	$4	$—	$—
Consumer loans(2)	—	324	—	324	4	7
Commercial loans held for sale	—	—	—	—	(9)	(9)
Commercial loans(3)	—	—	355	355	(117)	(170)
Real estate owned(4)	—	2	—	2	1	1
Goodwill(5)	—	—	—	—	—	(784)
Leases(6)	—	—	25	25	6	(62)
Total assets at fair value on a non-recurring basis	$—	$330	$380	$710	$(115)	$(1,017)

	Non-Recurring Fair Value Measurements at December 31, 2019				Total Gains (Losses) For the Three Months Ended June 30, 2019	Total Gains (Losses) For the Six Months Ended June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$12	$—	$12	$—	$—
Consumer loans(2)	—	14	—	14	$(2)	(4)
Commercial loans(3)	—	—	50	50	—	(1)
Real estate owned(4)	—	6	—	6	—	—
Goodwill(5)	—	—	372	372	—	—
Leases(6)	—	—	2	2	—	—
Total assets at fair value on a non-recurring basis	$—	$32	$424	$456	$(2)	$(5)

(1)	At June 30, 2020 and December 31, 2019, the fair value of the loans held for sale was below cost.

(2)
Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral. The increase at June 30, 2020 reflects the impact of adopting new accounting guidance which requires expected recoveries related to subsequent increases in the fair value of collateral for collateral-dependent loans to be recognized in the allowance for credit losses beginning January 1, 2020. See Note 21, "New Accounting Pronouncements," for additional discussion.

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

(5)
During the first quarter of 2020, the goodwill allocated to our previously separate RBWM and PB businesses were both written down to $0 million. During the third quarter of 2019, the goodwill allocated to our previously separate RBWM business was written down to $372 million. See Note 8, "Goodwill," in this Form 10-Q and Note 9, "Goodwill" in our 2019 Form 10-K for further discussion of the results of our goodwill impairment testing, including the events and circumstances leading to the impairments.

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

HSBC USA Inc.

Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at June 30, 2020 and December 31, 2019:

At June 30, 2020
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$355	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 97%	29%

At December 31, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$50	Valuation of third party appraisal on underlying collateral	Loss severity rates	9% - 100%	45%

(1)	Weighted average is calculated based on the carrying value of the loans.
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

•
Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $36 million and $41 million at June 30, 2020 and December 31, 2019, respectively.

The following tables provide additional information relating to our asset-backed securities, including CDOs, at June 30, 2020:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Collateralized debt obligations	$38	$—	$38
	Student loans	69	—	69
	Total AAA - A	107	—	107
BBB - B	Collateralized debt obligations	26	—	26
CCC - Unrated	Residential mortgages - Subprime	—	15	15
		$133	$15	$148
Available-for-sale asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Home equity - Alt A	$20	$8	$28
BBB - B	Other	—	109	109
		$20	$117	$137

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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at June 30, 2020 and December 31, 2019, and their classification within the fair value hierarchy:

June 30, 2020	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$19,021	$19,021	$1,266	$17,734	$21
Federal funds sold and securities purchased under agreements to resell	29,255	29,255	—	29,255	—
Securities held-to-maturity, net of allowance for credit losses	11,635	12,106	—	12,106	—
Commercial loans, net of allowance for credit losses	50,930	51,922	—	—	51,922
Commercial loans held for sale	58	58	—	58	—
Consumer loans, net of allowance for credit losses	20,311	19,857	—	—	19,857
Residential mortgage loans held for sale	44	46	—	46	—
Financial liabilities:
Short-term financial liabilities	$6,124	$6,124	$—	$6,102	$22
Deposits:
Without fixed maturities	135,816	135,816	—	135,816	—
Fixed maturities	14,822	14,850	—	14,850	—
Long-term debt	16,425	16,729	—	16,729	—

December 31, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$3,800	$3,800	$1,744	$2,038	$18
Federal funds sold and securities purchased under agreements to resell	17,838	17,838	—	17,838	—
Securities held-to-maturity	13,293	13,431	—	13,431	—
Commercial loans, net of allowance for credit losses	47,704	49,252	—	—	49,252
Commercial loans held for sale	34	34	—	34	—
Consumer loans, net of allowance for credit losses	20,212	19,889	—	—	19,889
Residential mortgage loans held for sale	77	78	—	77	1
Financial liabilities:
Short-term financial liabilities	$3,304	$3,304	$—	$3,286	$18
Deposits:
Without fixed maturities	96,161	96,161	—	96,161	—
Fixed maturities	16,323	16,264	—	16,264	—
Long-term debt	16,350	16,696	—	16,696	—

HSBC USA Inc.

Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $155 million and $162 million at June 30, 2020 and December 31, 2019, respectively.

20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 29, "Litigation and Regulatory Matters," in our 2019 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2020 (the "2020 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2019 Form 10-K and our 2020 First Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2019 Form 10-K and our 2020 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 29, "Litigation and Regulatory Matters," in our 2019 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2019 First Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $175 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the ongoing investigations disclosed in Note 29, "Litigation and Regulatory Matters," in our 2019 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2019 First Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. (N.D. Ga. Case No. 12-CV-03640) The court dismissed the case with prejudice in July 2020 following finalization of the settlement. This matter will no longer be reported.
County of Cook v. HSBC North America Holdings Inc., et al. (N.D. Ill. Case No. 1:14-cv-2031) The court dismissed the case with prejudice in July 2020 following finalization of the settlement. This matter will no longer be reported.
Foreign Exchange ("FX") Matters
HSBC Bank USA has reached an agreement in principle to resolve the ongoing investigation by the California Attorney General's Office, subject to final documentation and court approval. The full amount of the settlement was reserved in the fourth quarter of 2019.
In June 2020, the Competition Commission of South African, having initially referred a complaint for proceedings before the South African Competition Tribunal in February 2017, filed a revised complaint against a total of 28 financial institutions, including HSBC Bank USA, for alleged anti-competitive behavior in the South African foreign exchange market.

HSBC USA Inc.

Precious Metals Fix Matters
Platinum and Palladium Fix Litigation Plaintiffs appealed the court's March 2020 order granting the defendants' joint motion to dismiss the third amended complaint.
Madoff Litigation
In the Picard v. HSBC et al action, the US Supreme Court denied the petition for a writ of certiorari filed by certain parties, including a number of foreign affiliates of HSBC Bank USA, seeking review of the Second Circuit Court of Appeals' reversal of the U.S. Bankruptcy Court decision dismissing claims against those entities. The matter is now pending in the US Bankruptcy Court.
The appeal is fully briefed in the action brought by the liquidators of Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited (together "Fairfield"), which relates to the US Bankruptcy Court's December 2018 decision that partially granted defendants' motion to dismiss claims by the Fairfield liquidators and granted a motion by the liquidators to file amended complaints. We await a decision from the US District Court for the Southern District of New York, where the appeal is pending. The HSBC defendants also filed motions to dismiss the remaining claims in the US Bankruptcy Court in March 2020.
Benchmark Rate Litigation
Intercontinental Exchange ("ICE") LIBOR: Plaintiffs appealed the court’s March 2020 order granting the defendants' joint motion to dismiss the complaint.
Shareholder Derivative Action In May 2014, a shareholder derivative action was filed by a shareholder of HSBC purportedly on behalf of HSBC, HSBC Bank USA, HSBC North America and HSBC USA (the "Nominal Corporate Defendants") in New York state court against certain current and former directors and officers of the Nominal Corporate Defendants (the "Individual Defendants"), alleging that the Individual Defendants breached their fiduciary duties to the Nominal Corporate Defendants and caused a waste of corporate assets by allegedly permitting and/or causing the conduct underlying the five-year deferred prosecution agreement with the US Department of Justice entered into in December 2012. In January 2020, the parties reached a resolution in principle of the matter. Thereafter, in June 2020, plaintiffs filed a motion seeking court approval of the settlement reached among the parties and HSBC's directors and officers liability insurance carriers ("D&O carriers") to resolve the action. The settlement terms provide for a payment of $72.5 million by the D&O carriers, which will be paid to HSBC upon final court approval of the settlement and from which HSBC will be required to pay any settlement expenses and plaintiffs' attorneys' fees in an amount as ultimately approved by the court. HSBC also agreed as part of the settlement to continue for a period of time certain corporate governance practices. The court granted preliminary approval of the settlement in July 2020 and scheduled a final settlement approval hearing for October 2020.
Anti-Terrorism Act Cases
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In June 2020, the court granted defendants' motion to dismiss the Freeman II action that was filed in December 2018. Plaintiffs may appeal the decision.
Ryan Bowman et al. v. HSBC Holdings plc, et al. In June 2020, the court granted defendants' motion to dismiss. Plaintiffs may appeal the decision.
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

HSBC USA Inc.

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
The decrease in our allowance for credit losses on loans was driven by a decrease of approximately $126 million for commercial loans reflecting the impact of their short contractual maturities and the benign credit environment at the time as well as a decrease of approximately $44 million for consumer loans as the impact of their lifetime losses was more than offset by expected recoveries of previous charge-offs of collateral-dependent residential mortgages. The liability for off-balance sheet credit exposures increased reflecting the inclusion of lifetime losses for expected funding over the remaining life of the exposures. The allowance for credit losses established on other financial assets was not material. In accordance with the new guidance, we elected the practical expedients to present accrued interest receivables, net of the related allowance for credit losses, in other assets on the consolidated balance sheet and to exclude accrued interest balances from the amortized cost basis for disclosure purposes. For credit card receivables, accrued interest is recognized in the loan balances as it is billed, with the related allowance recorded in the allowance for credit losses on loans.
In conjunction with our adoption of this guidance, we also elected fair value option on certain student loans held for investment and recorded a separate cumulative effect adjustment to write-up these loans to fair value which resulted in an increase in retained earnings of $2 million, after tax, as of January 1, 2020.

•
Reference Rate Reform In March 2020, the FASB issued an ASU that provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens associated with transitioning away from LIBOR and other interbank offered rates to acceptable alternative rates. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. These optional elections generally will cease to apply to contract modifications or existing hedging relationships after December 31, 2022. We elected to adopt this guidance during the second quarter of 2020, which did not have a material impact on our consolidated financial statements. As permitted under the ASU, we elected to sell all of our LIBOR-linked variable rate held-to-maturity securities maturing beyond 2021 during the second quarter of 2020. See Note 4, "Securities," for further discussion.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
the impact of the coronavirus ("COVID-19") pandemic and subsequent outbreaks, including the economic downturn and recovery, effect on global trade and changes in customer behavior and corporate strategy;

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

•	compliance with the Chinese National Security Law and the Hong Kong Autonomy Act, which may impact, among other things, individuals or entities that we are able to conduct business with;

•	changes in laws and regulatory requirements;

•	the potential impact of any legal, regulatory or policy changes affecting financial institutions and the global economy as a result of the current Administration and upcoming elections in the U.S.;

•	the ability to deliver on our regulatory priorities;

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

•	the use of us as a conduit for illegal activities without our knowledge by third parties;

•	the ability to successfully manage our risks;

•	the possibility of the inadequacy of our data management and policies and processes;

•	the financial condition of our clients and counterparties and our ability to manage counterparty risk;

HSBC USA Inc.

•	concentrations of credit and market risk;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

•	the ability to attract or retain key employees, including foreign workers, and customers;

•	the effects of competition in the markets where we operate including increased competition from non-bank financial services companies, including securities firms;

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
Economic Environment  The U.S. economy deteriorated rapidly into recession during the second quarter of 2020 driven by the COVID-19 pandemic which resulted in disruption to business and economic activity as well as to the capital markets. COVID-19's effects in the U.S. and globally have been extreme, and neither the magnitude nor the duration of the pandemic and its repercussions is clear. Unprecedented government economic intervention has likely dampened the pandemic's effects, but at uncertain long-term cost. U.S. Gross Domestic Product ("GDP") contracted at an estimated annual rate of 32.9 percent in the second quarter of 2020, while the total unemployment rate increased significantly to 11.1 percent at June 2020. After cutting short-term interest rates by 150 basis points (to near zero) in March 2020 and announcing various other initiatives to enhance liquidity and support the flow of credit to households and businesses, the FRB decided to hold short-term interest rates steady in June 2020 and indicated it expects short-term rates to remain unchanged until it is confident that the economy has weathered recent events.
The impact of the COVID-19 pandemic on economic conditions both in the United States and abroad during the first half of 2020 has created global uncertainty about the future economic environment including the length and depth of a global recession. Concerns over interest rate levels, energy prices, domestic and global policy issues, including civil unrest in the U.S., trade policy in the U.S. and geopolitical events as well as the implications of those events on the markets in general further add to this global uncertainty. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2020 and beyond.
Performance, Developments and Trends As mentioned above, the COVID-19 pandemic continues to cause disruption to our customers, vendors and employees. The outbreak of this virus has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. This pandemic has had a significant impact on our business, financial condition and results of operations during the first half of the year, including the impairment of goodwill associated with our Retail Banking and Wealth Management and Private Banking reporting units in the first quarter, an increase to the provision for credit losses on our loan portfolio and valuation losses associated with certain financial instruments due to market volatility, which have largely recovered during the second quarter. Additionally, in April 2020, Fitch changed the rating outlook for both HSBC USA and HSBC Bank USA to negative from stable and, in May 2020, Standard and Poor's ("S&P") downgraded the long- and short-term issuer credit ratings of HSBC USA and HSBC Bank USA by one notch, following similar rating actions for HSBC. The circumstances around this pandemic are evolving and will continue to impact our business in future periods as it may not be fully contained for an extended period of time. Should the current economic conditions persist or deteriorate further, we expect that this environment will continue to adversely impact our business which could include, but not be limited to, further impacts on our income due to lower interest rates, lower lending and transaction volumes, higher expected credit losses, lower wealth management revenue due to equity markets volatility and weakness and increased model risk including credit loss models, capital models and asset/liability management models due to the unprecedented impact on economic and market drivers related to the COVID-19 pandemic. Other potential risks include the impact of postponed health screenings on the well-being of our employees, credit rating migration which could negatively impact our risk-weighted assets and capital position, and potential liquidity stress due, among other factors, to increased customer drawdowns, notwithstanding the significant initiatives that the U.S. Government and the FRB have put in place to support funding and liquidity. This matter could have a material adverse effect on our business, prospects, liquidity, financial condition, results of operations and credit ratings in future periods. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration of the pandemic given that the pandemic may not be fully contained until a vaccine and/or widely accepted treatment becomes available which might not occur for an extended period of time, as well as its continuing impact on our customers, vendors and employees, all of which are uncertain. See Part II, Item 1A, "Risk Factors - Risks related to the impact of COVID-19" for further discussion.
Late in the second quarter of 2020, we decided to lift the pause we had put in place in March on the staff reductions relating to our restructuring plan as COVID-19 restrictions have begun to ease. As a result, we recorded $43 million of severance related costs during the second quarter, including $13 million of direct costs and $30 million of allocated costs from HSBC Technology & Services ("HTSU"). Our restructuring plan is moving forward as planned, including consolidation of our retail branch network and wholesale and retail middle and back office functions, each under a single operations structure, and the creation of our Wealth and Personal Banking business which was completed in the second quarter. While we remain committed to our multi-year strategic plan to re-profile our business, the timing of the strategic actions as outlined in our 2019 Form 10-K may be re-sequenced or delayed beyond 24 months as the circumstances around the COVID-19 pandemic continue to develop. We continue to re-assess our strategic plan and may take additional actions in future periods. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements.

HSBC USA Inc.

The following table sets forth selected financial highlights for HUSI on a U.S. GAAP basis for the three and six months ended June 30, 2020 and 2019 and at June 30, 2020 and December 31, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars are in millions)
Net income (loss)	$7	$121	$(1,276)	$230
Rate of return on average:
Total assets	—%	.3%	(1.3)%	.3%
Risk-weighted assets	—	.4	(2.1)	.4
Common equity	(.8)	1.9	(15.4)	2.2
Tangible common equity	(.8)	2.2	(16.2)	2.4
Total equity	.2	2.6	(13.9)	2.5
Net interest margin	1.10	1.32	1.12	1.37
Efficiency ratio	72.6	79.3	123.2	79.0
Commercial net charge-off ratio(1)	.37	.03	.31	.02
Consumer net charge-off ratio(1)	.45	.24	.41	.26

(1)	Excludes loans held for sale.

	June 30, 2020	December 31, 2019
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	1.64%	.93%
Commercial allowance as a percent of loans(1)	1.89	1.05
Consumer allowance as a percent of loans(1)	1.02	.64
Consumer two-months-and-over contractual delinquency	2.36	2.04
Loans to deposits ratio(2)	55.71	71.60
Common equity Tier 1 capital to risk-weighted assets	13.1	13.1
Tier 1 capital to risk-weighted assets	14.2	14.1
Total capital to risk-weighted assets	17.4	16.3
Tier 1 leverage ratio	8.1	9.9
Supplementary leverage ratio	7.6	6.9
Total equity to total assets	8.5	10.4

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$19,000	$3,782
Trading assets	32,409	28,452
Securities available-for-sale	41,668	35,663
Loans:
Commercial loans	51,913	48,211
Consumer loans	20,555	20,342
Total loans	72,468	68,553
Deposits	156,033	119,693

(1)	Excludes loans held for sale.

HSBC USA Inc.

(2)
Represents period end loans, net of allowance for credit losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Net income (loss) was income of $7 million and a loss of $1,276 million during the three and six months ended June 30, 2020, respectively, compared with income of $121 million and $230 million during the three and six months ended June 30, 2019, respectively. Income (loss) before income tax was income of $56 million and a loss of $1,384 million during the three and six months ended June 30, 2020, respectively, compared with income of $156 million and $300 million during the three and six months ended June 30, 2019, respectively. The decrease in income (loss) before income tax during the three and six months ended June 30, 2020 was due primarily to a higher provision for credit losses driven by the deterioration of economic conditions caused by the COVID-19 pandemic and, in the year-to-date period, higher operating expenses driven by a goodwill impairment charge recorded during the first quarter of 2020 as discussed below. Also contributing to the decrease in the year-to-date period was lower net interest income.
During the first quarter of 2020, as a result of the deterioration in economic conditions caused by the COVID-19 pandemic and the amount of headroom calculated in our previous annual impairment test for certain reporting units, we determined that an interim goodwill impairment test should be performed for all of our reporting units as of March 31, 2020 and prepared updated cash flow projections for each reporting unit, resulting in a reduction in the long-term forecasts of profitability for both our Retail Banking and Wealth Management and our Private Banking reporting units as compared to the prior year forecasts. We completed our interim impairment test of goodwill utilizing cash flow projections based on these forecasts under a present value approach and, in conjunction with valuation estimates determined under a market approach, concluded that the fair value of our Commercial Banking reporting unit exceeded its carrying value, including goodwill. However, the cash flow projections for our Retail Banking and Wealth Management and our Private Banking reporting units were significantly lower which, in conjunction with valuation estimates under a market approach and in consideration of a challenging macroeconomic outlook, resulted in a fair value that was significantly lower than their book values, including goodwill. As a result, we recorded a non-cash impairment charge of $784 million in the first quarter of 2020, representing the entire amount of goodwill previously allocated to these reporting units. Beginning in the second quarter of 2020, our Retail Banking and Wealth Management and our Private Banking reporting units are being reported together within a newly created Wealth and Personal Banking segment for segment reporting purposes. As discussed in our 2019 Form 10-K, our goodwill impairment testing is highly sensitive to certain assumptions and estimates used. We will continue to monitor changes to our business forecasts as we continue to perform periodic analysis of the risks and strategies of our business and product offerings. If further deterioration in economic and credit conditions, a change in the strategy or performance of our business or product offerings, or an increase in the capital requirements of our business occurs, interim goodwill impairment tests could again be required, which may result in an impairment charge. For additional discussion of the results of our interim goodwill impairment testing, see Note 8, "Goodwill," in the accompanying consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Income (loss) before income tax, as reported	$56	$156	$(1,384)	$300
Goodwill impairment	—	—	784	—
Costs to achieve(1)	49	—	151	—
Severance costs(2)	—	16	—	17
Adjusted performance(3)	$105	$172	$(449)	$317

(1)
Reflects costs related to the delivery of the strategic plan we announced in February 2020 to restructure our operations ("Restructuring Plan") as discussed further in "Executive Overview" in MD&A in our 2019 Form 10-K. Costs to achieve primarily consisted of lease impairment and other related costs, severance costs, allocated costs from HTSU, and trading losses associated with the exit of certain derivative contracts. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements for a more detailed discussion of these costs. The expense during the six months ended June 30, 2020 also includes a $9 million gain on the sale of one of our owned retail branch properties.

(2)	Reflects severance costs associated with a 2019 global effort aimed to right-size our cost base.

(3)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items in the table above, our adjusted performance during the three and six months ended June 30, 2020 decreased $67 million and $766 million compared with prior year periods due primarily to a higher provision for credit losses

HSBC USA Inc.

driven by the deterioration of economic conditions caused by the COVID-19 pandemic and, in the year-to-date period, lower net interest income. These decreases were partially offset by lower operating expenses.
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
We have a considerable number of contracts referencing IBORs, primarily LIBOR, such as loans, derivatives and long-term debt, extending past 2021 when the U.K. Financial Conduct Authority has announced it will no longer require banks to submit rates for LIBOR. We continue to actively participate in HSBC's global transition program with the objective of facilitating an orderly transition of all products, processes, models and curves, as well as all legacy LIBOR contracts, onto replacement rates. In particular, during the first half of 2020, we:

•	implemented risk disclosures for new sales of LIBOR-based products across all of our business lines;

•	incorporated the new fallback language recommended by the ARRC into new LIBOR-based contracts for adjustable rate mortgage loans; and

•	sold substantially all of our LIBOR-linked variable rate debt securities maturing beyond 2021.
While our global businesses continue to develop their capabilities to offer alternative rate products and the supporting processes and systems, the COVID-19 pandemic has impacted the speed at which they are able to develop these capabilities and the readiness of our customers to use alternative rate products. Consequently, the sale of LIBOR-based products with maturities beyond 2021 will continue for longer than initially anticipated and is likely to increase the volume of legacy contracts that will need to be transitioned. In addition, the COVID-19 pandemic has likely affected the pace at which many of our customers will have been preparing to use alternative rate products and therefore also to transition their legacy contracts onto replacement rates. Therefore, we expect the transition of legacy contracts onto replacement rates to occur over a shortened time period. In combination with the greater number of legacy contracts requiring transition, this increases the overall level of execution risk on the transition process, which could potentially increase the level of conduct and operational risks. We are currently targeting to have pricing and data/workflow requirements related to transitioning legacy contracts onto replacement rates finalized in the third quarter of 2020. For further discussion of our LIBOR transition program and the associated risks, see "Executive Overview" in MD&A in our 2019 Form 10-K.
Other COVID-19 Related Developments
The COVID-19 pandemic has significantly disrupted economic activity in many countries, including the United States, and the U.S. Government has taken multiple actions to mitigate the magnitude and persistence of the effects of the COVID-19 pandemic. The United States has been operating under a presidentially declared national emergency since March 2020. In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which provides financial assistance for businesses and individuals and targeted regulatory relief for financial institutions, was signed into law.
Loan Forbearance Initiatives The CARES Act created a forbearance program for federally-backed mortgage loans and provided financial institutions with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings. We have currently not elected this option, because of the accounting treatment otherwise afforded under the interagency statement on short-term loan modifications discussed below. The CARES Act also prohibits servicers of federally-backed mortgage loans from initiating any foreclosure action on any residential property that is not vacant or abandoned for a period of 60 days, beginning on March 18, 2020. This moratorium has been extended until August 31, 2020. In addition to these federal measures, some state governments have taken action to require forbearance with respect to certain loans and fees. We are continuing to monitor federal, state and international regulatory developments in relation to COVID-19 and their potential impact on our operations.
In April 2020, federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not troubled debt restructurings

HSBC USA Inc.

("TDR Loans"). We are applying the guidance in the Interagency Statement. Borrowers that were not current at the time the relief was granted are assessed for TDR Loan classification in accordance with our accounting policies. These loans were not significant at June 30, 2020.
In addition, under the Interagency Statement, for COVID-19 related loan modifications in the form of a payment deferral, the borrower’s past due status will not be impacted during the deferral period and, if the loan was accruing at the time the relief was granted, the loan will generally not be placed on nonaccrual status as long as the payment deferral is for six months or less. For consumer loans, when a borrower requests and is provided with extended relief in the form of a payment deferral of more than six months, the loan will generally be placed on nonaccrual status and assessed for TDR Loan classification. Any accrued interest recorded on these loans is generally not reversed against income and will remain recorded as accrued interest receivable. We have not modified our commercial loan nonaccrual policies as a result of this guidance.
We have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of COVID-19. The following table summarizes information about loans under these programs as of June 30, 2020. Not included in the following table are other forms of relief that we have provided to commercial clients affected by the impact of COVID-19, such as covenant waivers and amendments, and deferrals of financial statement and covenant compliance reporting requirements.

	June 30, 2020
	Number of Loans	Loan Amount	Program Details
	(in thousands)	(in millions)
Commercial(1)	0.5	$1,229	Primarily deferrals of up to twelve months
Consumer:
Residential mortgages(2)	2.5	1,322	Deferrals of either three or six month increments up to a maximum of twelve months
Home equity mortgages(2)	0.5	61	Deferrals of either three or six month increments up to a maximum of twelve months
Credit cards	15.9	70	Deferrals of either four or six months increments up to a maximum of six months
Other consumer	2.3	18	Deferrals of either four or six months increments up to a maximum of six months
Total consumer	21.2	1,471
Total	21.7	$2,700

(1)
Includes approximately $380 million of commercial loans where the borrowers were provided with extended payment deferral relief of more than six months at June 30, 2020, none of which have been placed on nonaccrual status or classified as TDR Loans.

(2)
Consumer mortgage loans where the borrowers were provided with extended payment deferral relief of more than six months and, as a result, have been placed on nonaccrual status and classified as TDR Loans were not significant at June 30, 2020.

When the payment relief period ends, we expect to offer borrowers various options, including repaying the deferred payments in full, repaying the deferred payments over an installment period or moving the deferred payments to the end of the loan. Depending on which actions a borrower takes at the end of their relief period, some of these options would result in TDR Loan classification. If a borrower is experiencing financial difficulty when the payment relief period ends, they may enter into a modification program to reduce the interest rate and extend the term of the loan which would result in the loan being classified as a TDR Loan.
Paycheck Protection Program The CARES Act created a new loan guarantee program entitled the Paycheck Protection Program ("PPP") targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"), whose guarantee is backed by the full faith and credit of the United States. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. HSBC Bank USA is a PPP participating lender and had loans funded under the PPP which totaled $1,197 million at June 30, 2020. In July 2020, the Paycheck Protection Program Extension Act was signed into law, establishing August 8, 2020 as the new deadline to apply for a PPP loan.
Main Street Lending Program In July 2020, the Main Street Lending Program ("MSLP") became fully operational. The MSLP was established by the FRB under the CARES Act to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates under various facilities depending on the

HSBC USA Inc.

size and other characteristics of the eligible businesses. The Federal Reserve Bank of Boston has set up a special purpose vehicle which will purchase 95 percent of each MSLP loan that is submitted to the program, provided that the required documentation is complete and the transactions are consistent with the relevant MSLP facility's requirements. As such, MSLP lenders will retain only 5 percent of an MSLP loan. We are evaluating whether we will participate in the MSLP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Profit (loss) before tax – U.S. GAAP basis	$56	$156	$(1,384)	$300
Adjustments:
Expected credit losses	(17)	23	330	65
Goodwill impairment	—	—	91	—
Precious metal loans	9	(1)	9	13
Loan origination	5	3	9	6
Deposit incentives	1	4	3	9
Leases	(11)	(2)	(9)	(7)
Pension and other postretirement benefit costs	(5)	3	(10)	1
Other	9	3	10	6
Profit (loss) before tax – Group Reporting Basis	$47	$189	$(951)	$393
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
During the six months ended June 30, 2020, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our commercial loans are considered to be in 'stage 1' (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses estimate. As a result of the different approaches, the impact of the deterioration of economic conditions caused by the COVID-19 pandemic, which resulted in a worsening of economic forecasts used to calculate expected credit losses and provisions for downgrades reflecting weakness in the financial condition of certain clients and loan growth as clients drew on their available lines of credit, was more pronounced under U.S. GAAP.
During the six months ended June 30, 2020, goodwill impairment charges were lower under the Group Reporting Basis than under U.S. GAAP. Under the Group Reporting Basis, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill and, therefore, a lower impairment charge under the Group Reporting Basis.
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

HSBC USA Inc.

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
Determining the allowance for credit losses on loans has historically been identified as a critical accounting estimate. On January 1, 2020, we adopted new accounting guidance which requires entities to estimate and recognize an allowance for lifetime expected credit losses ("lifetime ECL") for loans and other financial assets measured at amortized cost. Previously, an allowance for credit losses on loans was recognized based on probable incurred losses. See Note 6, "Allowance for Credit Losses" in the accompanying consolidated financial statements for further discussion of our accounting policies and methodologies for establishing the allowance for credit losses and liability for off-balance sheet credit exposures.
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
As discussed further in Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements, we use three forward-looking economic scenarios to estimate lifetime ECL. They represent a 'most likely outcome' (the "Central Scenario") and two less likely 'outer' scenarios, referred to as the "Upside scenario" and the "Downside scenario". During the second quarter of 2020, economic conditions remained weak and economic uncertainty caused by the COVID-19 pandemic continued to remain high. Given the high level of economic uncertainty in the current environment, we developed and utilized a fourth scenario for estimating lifetime ECL at June 30, 2020, referred to as the "Alternative Downside scenario", to reflect the possibility that the adverse impact associated with the deterioration in economic conditions could manifest itself over a far longer period of time. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario and lower equal weights placed on the Upside and Alternative Downside scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions.
As an illustration of the effect of changes in estimates relating to the allowance for credit losses, using a 100 percent weighting for the Alternative Downside scenario instead of using the four weighted scenarios as described above at June 30, 2020 would have resulted in a combined increase to our allowance for credit losses and liability for off-balance sheet credit exposures of approximately $1,040 million. This illustration only represents the effect of changes in the weighting of these scenarios on our existing portfolios and does not consider changes in the allowance related to management judgment that might occur.

HSBC USA Inc.

Balance Sheet Review

The following table provides balance sheet totals at June 30, 2020 and increases (decreases) since December 31, 2019:

		Increase (Decrease) From
		December 31, 2019
	June 30, 2020	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$48,255	$26,635	*
Loans, net	71,276	3,360	4.9
Loans held for sale	147	(142)	(49.1)
Trading assets	32,409	3,957	13.9
Securities	53,303	4,347	8.9
All other assets	7,472	(670)	(8.2)
	$212,862	$37,487	21.4%
Period end liabilities and equity:
Total deposits	$156,033	$36,340	30.4%
Trading liabilities	3,218	(17)	(.5)
Short-term borrowings	6,102	2,443	66.8
Long-term debt	25,746	(951)	(3.6)
Interest, taxes and other liabilities	3,619	(216)	(5.6)
Total equity	18,144	(112)	(.6)
	$212,862	$37,487	21.4%

*	Percentage change is greater than 100 percent.
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments increased compared with December 31, 2019 due to an increase in overall liquidity driven primarily by higher deposits as we actively raised funds in advance of their usage and our customers increased their demand and savings deposits in response to the economic uncertainty caused by the COVID-19 pandemic and the actions taken by the U.S. Government to provide financial support to households and businesses.

HSBC USA Inc.

Loans, Net  The following table summarizes our loan balances at June 30, 2020 and increases (decreases) since December 31, 2019:

		Increase (Decrease) From
		December 31, 2019
	June 30, 2020	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$11,420	$(81)	(.7)%
Business and corporate banking	17,345	3,866	28.7
Global banking(1)	18,668	753	4.2
Other commercial(2)	4,480	(836)	(15.7)
Total commercial	51,913	3,702	7.7
Consumer loans:
Residential mortgages	18,281	480	2.7
Home equity mortgages	792	(61)	(7.2)
Credit cards	1,175	(230)	(16.4)
Other consumer	307	24	8.5
Total consumer	20,555	213	1.0
Total loans	72,468	3,915	5.7
Allowance for credit losses(3)	1,192	555	87.1
Loans, net	$71,276	$3,360	4.9%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)	Includes loans to HSBC affiliates which totaled $1,565 million and $2,343 million at June 30, 2020 and December 31, 2019, respectively.

(3)	See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans increased compared with December 31, 2019 due to elevated demand driven by the deterioration in economic conditions caused by the COVID-19 pandemic as clients drew on their available lines of credit and we funded new loans largely associated with the Paycheck Protection Program. The increase in commercial non-affiliate loans was primarily in the consumer services, automobiles, retailing, capital goods, and consumer durables and apparel industries, partially offset by a decline in the diversified financials industry.
Consumer loans increased modestly compared with December 31, 2019 as higher residential mortgage loans were largely offset by paydowns in credit card receivables due to lower customer spending and changes in underwriting criteria driven by the current economic environment as well as a continued decline in home equity mortgages. The increase in other consumer loans reflects higher personal loans driven by new product promotions.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	June 30, 2020		December 31, 2019
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	97.9%	96.9%	98.1%	96.4%
80% < LTV < 90%	1.8	2.5	1.6	2.8
90% < LTV < 100%	.2	.5	.2	.7
LTV > 100%	.1	.1	.1	.1
Average LTV for portfolio	51.1	46.4	50.1	46.4

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

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at March 31, 2020 and September 30, 2019, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2020 and increases (decreases) since December 31, 2019:

		Increase (Decrease) From
		December 31, 2019
	June 30, 2020	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$—	$(83)	(100.0)%
Business and corporate banking	—	(35)	(100.0)
Global banking	103	9	9.6
Total commercial	103	(109)	(51.4)
Consumer loans:
Residential mortgages	44	(33)	(42.9)
Total consumer	44	(33)	(42.9)
Total loans held for sale	$147	$(142)	(49.1)%
Commercial loans held for sale decreased compared with December 31, 2019. Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $45 million and $178 million at June 30, 2020 and December 31, 2019, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $58 million and $34 million at June 30, 2020 and December 31, 2019, respectively.
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
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $1 million and $2 million at June 30, 2020 and December 31, 2019, respectively. The valuation allowance on commercial loans held for sale was $1 million and nil at June 30, 2020 and December 31, 2019, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at June 30, 2020 and increases (decreases) since December 31, 2019:

		Increase (Decrease) From
		December 31, 2019
	June 30, 2020	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$18,987	$(4,501)	(19.2)%
Precious metals	10,139	8,230	*
Derivatives, net	3,283	228	7.5
	$32,409	$3,957	13.9%
Trading liabilities:
Securities sold, not yet purchased	$637	$(545)	(46.1)%
Payables for precious metals	19	(105)	(84.7)
Derivatives, net	2,562	633	32.8
	$3,218	$(17)	(0.5)%

*	Percentage change is greater than 100 percent.

(1)	See Note 3, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances decreased compared with December 31, 2019 due primarily to decreases in equity and foreign sovereign positions. Trading security positions are held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were lower compared with December 31, 2019 driven by a decrease in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2019 due primarily to increases in our own gold and silver inventory positions reflecting a redeployment of liquidity in the short term which is economically hedged with derivative positions to protect against changes in market pricing and an increase in positions held as economic hedges for client derivative activity as well as higher spot prices. Payables for precious metals were lower compared with December 31, 2019 reflecting a decline in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both increased compared with December 31, 2019 mainly from market movements, partially offset by a reduction in positions driven by the exit of certain derivative contracts as part of our restructuring plan. Market movements resulted in higher valuations of interest rate, foreign exchange and commodity derivatives, partially offset by lower valuations of credit and equity derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were higher compared with December 31, 2019 driven by net purchases of U.S. Treasury, U.S. Government sponsored mortgage-backed and foreign sovereign securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes and, to a lesser extent, favorable market valuations due to decreasing yields. These increases were partially offset by the sale of $340 million of LIBOR-linked variable rate securities out of our held-to-maturity portfolio during the second quarter of 2020. See Note 5, "Securities," in the accompanying consolidated financial statements for further discussion.
All Other Assets  All other assets includes, among other items, properties and equipment, net and goodwill. All other assets decreased compared with December 31, 2019 due primarily to a goodwill impairment charge of $784 million recorded during the first quarter of 2020, representing the entire amount of goodwill previously allocated to our Retail Banking and Wealth Management and our Private Banking reporting units, and lower deferred tax assets. Beginning in the second quarter of 2020, our Retail Banking and Wealth Management and our Private Banking reporting units are being reported together within a newly created Wealth and Personal Banking segment for segment reporting purposes. For additional discussion of the results of our interim goodwill impairment testing, see Note 8, "Goodwill," in the accompanying consolidated financial statements. These decreases were partially offset by higher outstanding settlement balances related to security sales and increased investments in Federal Home Loan Bank ("FHLB") stock.

HSBC USA Inc.

Deposits  The following table summarizes deposit balances by major depositor categories at June 30, 2020 and increases (decreases) since December 31, 2019:

		Increase (Decrease) From
		December 31, 2019
	June 30, 2020	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$137,055	$29,030	26.9%
Domestic and foreign banks	14,924	6,220	71.5
U.S. government and states and political subdivisions	605	244	67.6
Foreign governments and official institutions	3,449	846	32.5
Total deposits	$156,033	$36,340	30.4%
Total core deposits(1)	$128,198	$32,945	34.6%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Total deposits increased compared with December 31, 2019 as we actively raised funds to support elevated client demand for loans and our customers increased their demand and savings deposits in response to the economic uncertainty caused by the COVID-19 pandemic and the actions taken by the U.S. Government to provide financial support to households and businesses. Also contributing to the increase in deposits was higher deposits from affiliates which reflects $3.0 billion of long-term debt obligations issued to HSBC North America that were recharacterized as time deposits during the first quarter of 2020 as discussed below. These increases were partially offset by a decline in time deposits due in part to early client withdrawals.
Short-Term Borrowings  Short-term borrowings increased compared with December 31, 2019 reflecting higher securities sold under repurchase agreements and higher commercial paper outstanding.
Long-Term Debt  Long-term debt decreased compared with December 31, 2019 as the impact of debt issuances, including increased borrowings from the FHLB, was more than offset by debt retirements, fair value movements on fair value option debt and $3.0 billion of long-term debt obligations issued to HSBC North America that were recharacterized as time deposits during the first quarter of 2020. See Note 14, "Related Party Transactions," for additional information. Debt issuances during the three and six months ended June 30, 2020 totaled $506 million and $6,350 million, respectively, of which $31 million and $4,916 million, respectively, was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $1,434 million of senior structured notes during the six months ended June 30, 2020. Total long-term debt outstanding under this shelf was $11,117 million and $13,295 million at June 30, 2020 and December 31, 2019, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $166 million during the six months ended June 30, 2020. Total debt outstanding under this program was $3,043 million and $2,908 million at June 30, 2020 and December 31, 2019, respectively.
Borrowings from the FHLB totaled $5,750 million and $1,000 million at June 30, 2020 and December 31, 2019, respectively.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities were lower compared with December 31, 2019 due primarily to lower margin requirements related to futures trading and a decline in accrued interest payable which were partially offset by higher outstanding settlement balances related to security purchases and a higher liability for off-balance sheet credit exposures.

HSBC USA Inc.

Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2020 Compared to 2019 Increase (Decrease)
Three Months Ended June 30,	2020	Volume	Rate	2019
	(dollars are in millions)
Interest income:
Short-term investments	$23	$82	$(232)	$173
Trading securities	48	(9)	(10)	67
Securities	262	33	(69)	298
Commercial loans	400	61	(213)	552
Consumer loans	180	8	(19)	191
Other	5	11	(26)	20
Total interest income	918	186	(569)	1,301
Interest expense:
Deposits	200	100	(280)	380
Short-term borrowings	15	25	(78)	68
Long-term debt	162	(50)	(94)	306
Tax liabilities and other	3	(5)	1	7
Total interest expense	380	70	(451)	761
Net interest income	$538	$116	$(118)	$540

Yield on total interest earning assets	1.88%			3.17%
Cost of total interest bearing liabilities	.98			2.37
Interest rate spread	.90			.80
Benefit from net non-interest paying funds(1)	.20			.52
Net interest margin on average earning assets	1.10%			1.32%

HSBC USA Inc.

		2020 Compared with 2019 Increase (Decrease)
Six Months Ended June 30,	2020	Volume	Rate	2019
	(dollars are in millions)
Interest income:
Short-term investments	$110	$103	$(342)	$349
Trading securities	128	11	(13)	130
Securities	505	66	(163)	602
Commercial loans	848	67	(293)	1,074
Consumer loans	370	15	(30)	385
Other	24	22	(36)	38
Total interest income	1,985	284	(877)	2,578
Interest expense:
Deposits	521	154	(346)	713
Short-term borrowings	55	43	(118)	130
Long-term debt	360	(106)	(152)	618
Tax liabilities and other	7	(6)	(2)	15
Total interest expense	943	85	(618)	1,476
Net interest income	$1,042	$199	$(259)	$1,102

Yield on total interest earning assets	2.14%			3.19%
Cost of total interest bearing liabilities	1.30			2.34
Interest rate spread	.84			.85
Benefit from net non-interest paying funds(1)	.28			.52
Net interest margin on average earning assets	1.12%			1.37%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.

Net interest income was relatively flat during the three months ended June 30, 2020 and decreased in the year-to-date period as the unfavorable net impact of lower market rates and the unfavorable impact of higher average interest bearing liability balances, primarily deposits, was largely offset in the three-month period and partially offset in the year-to-date period by the favorable impact of higher average interest earning asset balances, primarily short-term investments, loans and securities.
Short-term investments Interest income decreased during the three and six months ended June 30, 2020 due to lower yields earned on these balances reflecting the impact of lower market rates, partially offset by higher average balances.
Trading securities Interest income decreased during the three months ended June 30, 2020 due to lower yields reflecting the impact of lower market rates and lower average balances driven by decreases in foreign sovereign and U.S. Treasury positions. In the year-to-date period, interest income was relatively flat as the impact of lower yields was largely offset by higher average balances due primarily to an increase in equity positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was lower during the three and six months ended June 30, 2020 due to lower yields reflecting the impact of lower market rates, partially offset by higher average balances. Higher average balances were driven by increases in U.S. Government agency mortgage-backed, U.S. Treasury and foreign sovereign securities, partially offset by a decline in U.S. Government sponsored mortgage-backed securities.
Commercial loans Interest income was lower during the three and six months ended June 30, 2020 due to lower yields reflecting the impact of lower market rates on variable rate loans, partially offset by higher average balances driven by elevated demand as clients drew on their available lines of credit in March during the deterioration in economic conditions caused by the COVID-19 pandemic. A significant portion of the commercial lines of credit that were drawn in March were repaid during the second quarter of 2020.

HSBC USA Inc.

Consumer loans Interest income decreased during the three and six months ended June 30, 2020 due to lower yields reflecting the impact of lower market rates, partially offset by higher average balances due to growth in residential mortgage loans and credit card receivables.
Other Lower interest income during the three and six months ended June 30, 2020 was due to lower yields on cash collateral posted reflecting the impact of lower market rates, partially offset by higher average cash collateral balances.
Deposits Interest expense decreased during the three and six months ended June 30, 2020 due to lower rates paid reflecting the impact of lower market rates, partially offset by higher average balances. Higher average balances were due primarily to growth in savings and demand deposits as we actively raised funds to support elevated client demand for loans and our customers increased their deposits in response to the economic uncertainty caused by the COVID-19 pandemic and the actions taken by the U.S. Government to provide financial support to households and businesses.
Short-term borrowings Lower interest expense during the three and six months ended June 30, 2020 was due to lower rates paid reflecting the impact of lower market rates, partially offset by higher average borrowings primarily in securities sold under repurchase agreements.
Long-term debt Interest expense decreased during the three and six months ended June 30, 2020 due to lower rates paid reflecting the impact of lower market rates on variable rate borrowings and lower average borrowings.
Tax liabilities and other Interest expense was lower during the three and six months ended June 30, 2020 driven by lower average borrowings in securities sold, not yet repurchased.
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

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$28	$30	$(2)	(6.7)%
Business and corporate banking	106	13	93	*
Global banking	176	(9)	185	*
Other commercial	(1)	(6)	5	83.3
Total commercial loans	309	28	281	*
Consumer loans:
Residential mortgages	20	1	19	*
Home equity mortgages	(1)	(1)	—	—
Credit cards	3	19	(16)	(84.2)
Other consumer	6	(1)	7	*
Total consumer loans	28	18	10	55.6
Total loans	$337	$46	$291	*
Other financial assets measured at amortized cost	(1)	—	(1)	*
Securities available-for-sale	1	—	1	*
Off-balance sheet credit exposures(1)	(118)	—	(118)	*
Total provision for credit losses	$219	$46	$173	*

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$79	$33	$46	*
Business and corporate banking	319	35	284	*
Global banking	286	5	281	*
Other commercial	—	(6)	6	100.0
Total commercial loans	684	67	617	*
Consumer loans:
Residential mortgages	50	—	50	*
Home equity mortgages	2	—	2	*
Credit cards	98	35	63	*
Other consumer	15	2	13	*
Total consumer loans	165	37	128	*
Total loans	849	104	745	*
Other financial assets measured at amortized cost	1	—	1	*
Securities available-for-sale	—	—	—	—
Off-balance sheet credit exposures(1)	95	—	95	*
Total provision for credit losses	$945	$104	$841	*

*	Percentage change is greater than 100 percent.

(1)	As discussed below, prior to January 1, 2020, credit loss expense for off-balance sheet credit exposures was recorded in other expense.
Our provision for credit losses increased $173 million during the three months ended June 30, 2020 due primarily to a higher provision for credit losses on our commercial loan portfolio and, to a lesser extent, a higher provision for credit losses on our consumer loan portfolio, partially offset by a release in the provision for credit losses on off-balance sheet credit exposures recorded in the second quarter of 2020. In the year-to-date period, our provision for credit losses increased $841 million due to a higher provision for credit losses on our commercial loan portfolio and, to a lesser extent, a higher provision for credit losses on our consumer loan portfolio as well as a provision for credit losses on off-balance sheet credit exposures recorded in the first half of 2020.
The provision for credit losses on our commercial loan portfolio increased $281 million and $617 million during the three and six months ended June 30, 2020, respectively. The loss provisions in the current year periods were driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts we use for calculating lifetime ECL in 2020 and provisions for downgrades reflecting weakness in the financial condition of certain clients and risk factors associated with large loan exposures. While a loss provision associated with loan growth as clients drew on their available lines of credit contributed to the loss provision in the 2020 year-to-date period, a significant portion of commercial lines of credit that were drawn in March were repaid during the second quarter of 2020 resulting in a release of credit loss reserves, partially offsetting the loss provision in the three months ended June 30, 2020. In the prior year periods, the loss provisions were driven by downgrades reflecting weakness in the financial condition of certain client relationships, loan growth and an update to the loss emergence period factors which were partially offset by a release in credit loss reserves for risk factors associated with fraud as well as releases in credit loss reserves due to paydowns.
The provision for credit losses on our consumer loan portfolio was higher by $10 million and $128 million during the three and six months ended June 30, 2020, respectively. The loss provisions in the current year periods were driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts we use for calculating lifetime ECL in 2020 and higher dollars of delinquency. Also contributing to the loss provisions in the current year periods was growth in personal loan balances due to new product promotions. While loss provisions were recorded for credit cards in the current year periods, the provision in the second quarter of 2020 was not as significant due to lower customer spending and changes in underwriting criteria driven by the current economic environment which resulted in a decline in credit card balances. In the prior year periods, the loss provisions were due primarily to provisions for credit losses on credit cards reflecting growth in balances due to increased customer activity and new product promotions, including higher dollars of delinquency.

HSBC USA Inc.

The provision for credit losses on off-balance sheet credit exposures reflects a release in credit loss reserves during the three months ended June 30, 2020 as lower outstanding exposure and a lower estimate of expected future draws more than offset the impact of the deterioration of economic conditions caused by the COVID-19 pandemic consistent with commercial loans as discussed above. In the year-to-date period, the provision for credit losses on off-balance sheet credit exposures reflects a loss provision resulting from the deterioration of economic conditions caused by the COVID-19 pandemic consistent with commercial loans as discussed above, partially offset by the impact of lower outstanding exposure.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses and the liability for off-balance sheet credit exposures.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Credit card fees, net	$9	$18	$(9)	(50.0)%
Trust and investment management fees	33	31	2	6.5
Other fees and commissions	137	162	(25)	(15.4)
Trading revenue	192	123	69	56.1
Other securities gains, net	31	23	8	34.8
Servicing and other fees from HSBC affiliates	81	88	(7)	(8.0)
Gain (loss) on instruments designated at fair value and related derivatives	22	(17)	39	*
Other income (loss):
Valuation of loans held for sale	(9)	—	(9)	*
Residential mortgage banking revenue	4	2	2	100.0
Insurance	2	4	(2)	(50.0)
Miscellaneous income (loss)	(38)	2	(40)	*
Total other income (loss)	(41)	8	(49)	*
Total other revenues	$464	$436	$28	6.4%

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(in millions)
Credit card fees, net	$20	$30	$(10)	(33.3)%
Trust and investment management fees	64	61	3	4.9
Other fees and commissions	288	309	(21)	(6.8)
Trading revenue	206	256	(50)	(19.5)
Other securities gains, net	59	30	29	96.7
Servicing and other fees from HSBC affiliates	169	169	—	—
Gain (loss) on instruments designated at fair value and related derivatives	—	(26)	26	100.0
Other income (loss):
Valuation of loans held for sale	(8)	—	(8)	*
Residential mortgage banking revenue	2	—	2	*
Insurance	4	6	(2)	(33.3)
Miscellaneous income (loss)	47	(9)	56	*
Total other income (loss)	45	(3)	48	*
Total other revenues	$851	$826	$25	3.0%

*	Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net declined during the three and six months ended June 30, 2020 driven by lower interchange fees due to lower customer spending, partially offset by lower cost estimates associated with our credit rewards program.

HSBC USA Inc.

Trust and investment management fees  Trust and investment management fees increased modestly during the three and six months ended June 30, 2020 due to higher average assets under management.
Other fees and commissions Other fees and commissions decreased during the three and six months ended June 30, 2020 due primarily to lower fees from loan syndication, loan commitments, wire transfers and other account services. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.
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

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)(2)	$71	$58	$13	22.4%
Foreign Exchange	45	39	6	15.4
Metals	57	15	42	*
Balance Sheet Management	—	9	(9)	(100.0)
Global Banking	4	—	4	*
Other trading	15	2	13	*
Total trading revenue	$192	$123	$69	56.1%

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(in millions)
Business Activities:
Derivatives(1)(2)	$31	$86	$(55)	(64.0)%
Foreign Exchange	151	83	68	81.9
Metals	56	53	3	5.7
Balance Sheet Management	(14)	20	(34)	*
Global Banking	(5)	—	(5)	*
Other trading	(13)	14	(27)	*
Total trading revenue	$206	$256	$(50)	(19.5)%

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

Trading revenue increased during the three months ended June 30, 2020 as valuation losses of approximately $70 million that were recorded in March 2020 due to market volatility caused by the COVID-19 pandemic largely recovered during the second quarter resulting in higher trading revenue primarily in Derivatives and Metals. The recovery of valuation losses in Derivatives was largely attributed to legacy structured credit products. Also contributing to the increase was higher revenue in Metals from a higher redeployment of liquidity to Metals and increased trading activity. These increases were partially offset by lower revenue in Derivatives from emerging markets rate products and $10 million of trading losses recorded during the second quarter of 2020 associated with the exit of certain derivative contracts as part of our restructuring plan as well as lower Balance Sheet Management revenue due to the unfavorable performance of economic hedge positions used to manage interest rate risk.
In the year-to-date period, trading revenue decreased due primarily to lower Derivatives revenue driven by lower revenue from rate products and interest rate swaps, unfavorable valuation adjustments on legacy structured credit products and $10 million of trading losses recorded during the second quarter of 2020 associated with the exit of certain derivative contracts as part of our restructuring plan. Also contributing to the decrease was lower Balance Sheet Management revenue due to the unfavorable

HSBC USA Inc.

performance of economic hedge positions used to manage interest rate risk as well as lower other trading revenue due primarily to unfavorable funding spread adjustments. These decreases were partially offset by higher Foreign Exchange revenue as higher market volatility driven by the COVID-19 pandemic resulted in increased trading activity in both emerging markets and G10 currencies, higher revenue from credit derivative products due to increased client activity, and the non-recurrence of a loss of approximately $39 million recorded during the first quarter of 2019 related to the unwind of one of our unconsolidated variable interest entities ("VIEs").
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2020, we sold $3,609 million and $8,239 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities compared with sales of $2,044 million and $4,189 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net increased during the three and six months ended June 30, 2020 reflecting the impact of higher sales activity compared with 2019. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 4, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates were lower during the three months ended June 30, 2020 and were relatively flat in the year-to-date period as lower cost reimbursements associated with shared services performed on behalf of other HSBC affiliates, including internal audit, was partially offset in the three-month period and offset in the year-to-date period by higher cost reimbursements associated with trading activities performed on behalf of HSBC Bank plc and higher sales commissions paid by HSBC Bank plc.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and, beginning January 1, 2020, certain student loans held for investment. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives increased during the three months ended June 30, 2020 attributable primarily to favorable movements related to the economic hedging of interest rate and other risks within our own debt and structured notes. In the year-to-date period, gain (loss) on instruments designated at fair value and related derivatives increased attributable primarily to favorable movements related to the economic hedging of interest rate risk within our own debt, partially offset by unfavorable fair value adjustments on certain commercial loans held for sale which were impacted by the COVID-19 pandemic. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) was lower during the three months ended June 30, 2020 due primarily to higher losses associated with credit default swap protection which largely reflects the hedging of a few client relationships and a valuation loss on a loan held for sale in the current year period. In the year-to-date period, other income (loss) was higher due primarily to a gain in the current year period associated with credit default swap protection which largely reflects the hedging of a few client relationships compared with a loss in the prior year period, as well as miscellaneous gains recorded during the first quarter of 2020, including a $12 million gain on extinguishment of time deposits reflecting early client withdrawals and a $9 million gain on the sale of one of our owned retail branch properties. These increases were partially offset by a valuation loss on a loan held for sale in the current year period.

HSBC USA Inc.

Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$190	$221	$(31)	(14.0)%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) ("HTSU")	272	298	(26)	(8.7)
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	19	23	(4)	(17.4)
Fees paid to other HSBC affiliates	98	90	8	8.9
Total support services from HSBC affiliates	389	411	(22)	(5.4)
Occupancy expense, net	38	48	(10)	(20.8)
Other expenses:
Equipment and software	27	21	6	28.6
Marketing	16	32	(16)	(50.0)
Outside services	14	12	2	16.7
Professional fees	21	18	3	16.7
Off-balance sheet credit reserves(1)	—	1	(1)	(100.0)
Federal Deposit Insurance Corporation ("FDIC") assessment fees	26	(3)	29	*
Miscellaneous	6	13	(7)	(53.8)
Total other expenses	110	94	16	17.0
Total operating expenses	$727	$774	$(47)	(6.1)%
Personnel - average number	4,523	4,708
Efficiency ratio	72.6%	79.3%

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$397	$431	$(34)	(7.9)%
Support services from HSBC affiliates:
Fees paid to HTSU	535	575	(40)	(7.0)
Fees paid to HMUS	46	50	(4)	(8.0)
Fees paid to other HSBC affiliates	190	166	24	14.5
Total support services from HSBC affiliates	771	791	(20)	(2.5)
Occupancy expense, net	178	93	85	91.4
Goodwill impairment	784	—	784	*
Other expenses:
Equipment and software	48	40	8	20.0
Marketing	33	68	(35)	(51.5)
Outside services	28	28	—	—
Professional fees	38	29	9	31.0
Off-balance sheet credit reserves(1)	—	(6)	6	100.0
FDIC assessment fees	33	5	28	*
Miscellaneous	22	45	(23)	(51.1)
Total other expenses	202	209	(7)	(3.3)
Total operating expenses	$2,332	$1,524	$808	53.0%
Personnel - average number	4,544	4,715
Efficiency ratio	123.2%	79.0%

HSBC USA Inc.

*	Percentage change is greater than 100 percent.

(1)	As discussed above, beginning January 1, 2020, credit loss expense for off-balance sheet credit exposures is recorded in the provision for credit losses.
Salaries and employee benefits  Salaries and employee benefits expense decreased during the three and six months ended June 30, 2020 driven by lower incentive compensation expense and lower pension expense, partially offset by higher severance costs. While continued cost management efforts, including targeted staff reductions to optimize staffing and improve efficiency throughout 2019 as well as reductions in staff related to the consolidation of our retail branch network and restructuring plan, resulted in a decline in the average number of personnel, salaries expense was flat as the impact of these reductions was offset by the addition of higher cost personnel associated with growth initiatives in certain businesses.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates decreased during the three and six months ended June 30, 2020 due primarily to lower cost allocations from our technology, risk, compliance and finance support service functions. These decreases were partially offset by higher allocated costs driven by the execution of our restructuring plan, primarily severance costs and, in the year-to-date period, contract cancellation and equipment removal charges associated with the branch exits discussed above. A summary of the services received from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net was lower during the three months ended June 30, 2020 due primarily to lower operating lease costs driven by the consolidation of our retail branch network. In the year-to-date period, occupancy expense, net increased due to lease impairment and other related costs of $86 million recorded during the first half of 2020 related to the consolidation of our retail branch network. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements for additional information.
Goodwill impairment Reflects a goodwill impairment charge of $784 million recorded during the first quarter of 2020, representing the entire amount of goodwill previously allocated to our Retail Banking and Wealth Management and our Private Banking reporting units. Beginning in the second quarter of 2020, our Retail Banking and Wealth Management and our Private Banking reporting units are being reported together within a newly created Wealth and Personal Banking segment for segment reporting purposes. For additional discussion of the results of our interim goodwill impairment testing, see Note 8, "Goodwill," in the accompanying consolidated financial statements.
Other expenses  Excluding the impact of off-balance sheet credit reserves recorded in the prior year periods, other expenses remained higher during the three months ended June 30, 2020 and remained lower in the year-to-date period as higher deposit insurance assessment fees were partially offset in the three-month period and more than offset in the year-to-date period by lower marketing expense. Also contributing to the decrease in the year-to-date period was lower losses associated with card fraud.
Efficiency ratio  Our efficiency ratio improved during the three months ended June 30, 2020 due to lower operating expenses and higher other revenues as discussed in detail above. In the year-to-date period, our efficiency ratio increased due primarily to higher operating expenses driven by a goodwill impairment charge recorded during the first quarter of 2020 as discussed in detail above.

HSBC USA Inc.

Income tax expense (benefit) The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income (loss) and the statutory U.S. Federal income tax rate:

Three Months Ended June 30,	2020		2019
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$12	21.0%	$33	21.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	4	7.1	7	4.5
Non-deductible FDIC assessment fees	5	8.9	—	—
Low income housing and other tax credit investments	(4)	(7.1)	(3)	(1.9)
Other(2)	32	57.6	(2)	(1.2)
Provision for income taxes	$49	87.5%	$35	22.4%

Six Months Ended June 30,	2020		2019
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(291)	(21.0)%	$63	21.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(15)	(1.1)	12	4.0
Non-deductible FDIC assessment fees	7.5		2.7
Non-deductible goodwill impairment(1)	165	11.9	—	—
Low income housing and other tax credit investments	(6)	(.4)	(6)	(2.0)
Other(2)	32	2.3	(1)	(.4)
Provision for income taxes	$(108)	(7.8)%	$70	23.3%

(1)	Represents non-deductible goodwill impairment related to our previously separate Retail Banking and Wealth Management and Private Banking businesses during the first quarter of 2020.

(2)	For 2020, the amounts include $25 million related to the tax benefit limitation on interim period ordinary losses.
The provision for income taxes for the six months ended June 30, 2020 has been computed based on tax reporting guidance under ASC 740 for interim period ordinary losses. The year to date tax benefit reported above has been limited to not exceed the anticipated full year tax benefit from the ordinary losses. The provision for income taxes for the three months ended June 30, 2020 represents the difference between the provision for income taxes for the six months ended June 30, 2020 and the three months ended March 31, 2020. All material tax rate adjustment items are disclosed in the reconciliation table above.

Segment Results – Group Reporting Basis

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB") which was created in the second quarter of 2020 and is discussed further below, Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and a Corporate Center ("CC"). See Item 1, "Business," in our 2019 Form 10-K for a description of our segments at December 31, 2019, which are based upon our global businesses, including a discussion of the main business activities of the segments and a summary of their products and services.
We previously announced as part of our Restructuring Plan that we would combine our Retail Banking and Wealth Management ("RBWM") and Private Banking ("PB") businesses to create a single WPB business. During the second quarter of 2020, we implemented a change to our internal management reporting to begin reporting what was historically RBWM and PB together within a newly created WPB segment and, as a result, we have aligned our segment reporting to reflect this change for all periods presented.
During the second quarter of 2020, we also decided to implement a change to our internal management reporting to begin allocating Balance Sheet Management ("BSM"), which was historically reported within the CC segment, to the WPB, CMB and GB&M businesses to better align the revenue and expense to the businesses generating or utilizing this activity. As a result, we have aligned our segment reporting to reflect this change for all periods presented.

HSBC USA Inc.

See Note 15, "Business Segments," in the accompanying consolidated financial statements for a table that summarizes the impact of these changes on reported segment profit (loss) before tax, total assets and total deposits as of and for the three months and six months ended June 30, 2019. There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2019 Form 10-K.
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit that includes both interest rate and liquidity components. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates that incorporate both repricing (interest rate risk) and tenor (liquidity) characteristics. The objective of these charges/credits is to transfer interest rate risk to one centralized unit in BSM. BSM income statement and balance sheet results are allocated to each of the global businesses based upon tangible equity levels and levels of any surplus liabilities.
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
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$197	$265	$(68)	(25.7)%
Other operating income	99	104	(5)	(4.8)
Total operating income(1)	296	369	(73)	(19.8)
Expected credit losses	36	13	23	*
Net operating income	260	356	(96)	(27.0)
Operating expenses	326	364	(38)	(10.4)
Loss before tax	$(66)	$(8)	$(58)	*

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$429	$538	$(109)	(20.3)%
Other operating income	173	194	(21)	(10.8)
Total operating income(1)	602	732	(130)	(17.8)
Expected credit losses	176	34	142	*
Net operating income	426	698	(272)	(39.0)
Operating expenses	1,361	732	629	85.9
Loss before tax	$(935)	$(34)	$(901)	*

*	Percentage change is greater than 100 percent.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$119	$168	$(49)	(29.2)%
Retail banking mortgages, credit cards and other personal lending	74	63	11	17.5
Wealth and asset management products	25	24	1	4.2
Private banking	41	54	(13)	(24.1)%
Retail business banking and other(2)	37	60	(23)	(38.3)
Total operating income	$296	$369	$(73)	(19.8)%

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$267	$341	$(74)	(21.7)%
Retail banking mortgages, credit cards and other personal lending	141	115	26	22.6
Wealth and asset management products	48	47	1	2.1
Private banking	88	107	(19)	(17.8)
Retail business banking and other(2)	58	122	(64)	(52.5)
Total operating income	$602	$732	$(130)	(17.8)%

(2)	Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated BSM revenue.
Our WPB segment reported a higher loss before tax during the three months ended June 30, 2020 due primarily to lower net interest income and higher expected credit losses, partially offset by lower operating expenses. In the year-to-date period, our WPB segment reported a higher loss before tax due to higher operating expenses driven by a goodwill impairment charge of $693 million recorded during the first quarter of 2020, representing the entire amount of remaining goodwill previously recorded, as well as higher expected credit losses, lower net interest income and lower other operating income. See Note 8, "Goodwill," in the accompanying consolidated financial statements for additional discussion regarding the factors which led to the impairment.
Net interest income decreased during the three and six months ended June 30, 2020 due primarily to lower deposit spreads reflecting the impact of lower market rates, partially offset by improved loan spreads and higher loan balances in residential mortgages and credit cards.
Other operating income decreased during the three and six months ended June 30, 2020 driven by lower credit card fees due to lower customer spending and, in the year-to-date period, a loss of $7 million recorded during the first quarter of 2020 related to extending the maturity of the total return swap position used to economically hedge the periodic payments made under the swap agreements entered into in conjunction with the sales of Visa Inc. Class B common shares.
Expected credit losses were higher during the three and six months ended June 30, 2020 driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL and higher dollars of delinquency. Also contributing to the increases was growth in personal loan balances due to new product promotions. While ECL in credit cards was higher and contributed to the increase in the year-to-date period, lower customer spending and changes in underwriting criteria driven by the current economic environment resulted in a decline in credit card balances and lower ECL in the three-month period.
Excluding the goodwill impairment as discussed above, operating expenses decreased during the three and six months ended June 30, 2020 due to lower marketing expense, lower incentive compensation expense, lower cost allocations from our technology and risk support service functions and, in the year-to-date period, lower losses associated with card fraud. These decreases were partially offset by higher severance costs and higher deposit insurance assessment fees.

HSBC USA Inc.

Client Assets The following table provides information regarding private banking client assets during the six months ended June 30, 2020 and 2019:

Six Months Ended June 30,	2020	2019
	(in millions)
Client assets at beginning of period	$39,295	$36,017
Net new money (outflows)	(1,437)	(286)
Client transfers to UBS Wealth Management Americas ("UBS")(1)	—	(25)
Value change	232	2,316
Client assets at end of period	$38,090	$38,022

(1)	Reflects client asset transfers associated with the sale of certain private banking client relationships to UBS, which concluded in 2019.
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$204	$206	$(2)	(1.0)%
Other operating income	52	60	(8)	(13.3)
Total operating income(1)	256	266	(10)	(3.8)
Expected credit losses	181	9	172	*
Net operating income	75	257	(182)	(70.8)
Operating expenses	142	143	(1)	(.7)
Profit (loss) before tax	$(67)	$114	$(181)	*

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$414	$412	$2.5%
Other operating income	110	121	(11)	(9.1)
Total operating income(1)	524	533	(9)	(1.7)
Expected credit losses	304	15	289	*
Net operating income	220	518	(298)	(57.5)
Operating expenses	289	282	7	2.5
Profit (loss) before tax	$(69)	$236	$(305)	*

*	Percentage change is greater than 100 percent.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$101	$108	$(7)	(6.5)%
Global Liquidity and Cash Management, current accounts and savings deposits	113	112	1.9
Global Trade and Receivables Finance	13	13	—	—
Investment banking products and other(2)	29	33	(4)	(12.1)
Total operating	$256	$266	$(10)	(3.8)%

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$219	$218	$1.5%
Global Liquidity and Cash Management, current accounts and savings deposits	223	228	(5)	(2.2)
Global Trade and Receivables Finance	27	25	2	8.0
Investment banking products and other(2)	55	62	(7)	(11.3)
Total operating	$524	$533	$(9)	(1.7)%

(2)	Includes allocated BSM revenue.
Our CMB segment reported a loss before tax during the three and six months ended June 30, 2020 compared with a profit before tax in the prior year periods due primarily to higher expected credit losses and, to a lesser extent, lower other operating income.
Net interest income was relatively flat during the three and six months ended June 30, 2020 as the favorable impact of higher loan and deposit balances was partially offset in the year-to-date period and more than offset in the three-month period by lower deposit spreads reflecting the impact of lower market rates, lower loan spreads reflecting compression and higher liquidity recharges.
Other operating income decreased during the three and six months ended June 30, 2020 due primarily to a loss on sale of a loan and lower fees from loan commitments.
Expected credit losses were higher during the three and six months ended June 30, 2020 driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL and higher loss estimates for downgrades reflecting weakness in the financial condition of certain clients. Also contributing to the increase in the year-to-date period was a higher loss estimate for loan growth as clients drew on their available lines of credit.
Operating expenses were relatively flat during the three months ended June 30, 2020 as lower incentive compensation expense, lower marketing expense and lower cost allocations from our technology and finance support service functions was largely offset by higher deposit insurance assessment fees. In the year-to-date period, operating expenses increased as lower incentive compensation expense and lower marketing expense was more than offset by higher deposit insurance assessment fees and higher cost allocations from our compliance support service function.

HSBC USA Inc.

Global Banking and Markets  The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$122	$156	$(34)	(21.8)%
Other operating income	263	189	74	39.2
Total operating income(1)	385	345	40	11.6
Expected credit losses	19	3	16	*
Net operating income	366	342	24	7.0
Operating expenses	201	216	(15)	(6.9)
Profit before tax	$165	$126	$39	31.0%

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$212	$329	$(117)	(35.6)%
Other operating income	526	379	147	38.8
Total operating income(1)	738	708	30	4.2
Expected credit losses	135	(14)	149	*
Net operating income	603	722	(119)	(16.5)
Operating expenses	393	427	(34)	(8.0)
Profit before tax	$210	$295	$(85)	(28.8)%

*	Percentage change is greater than 100 percent.

HSBC USA Inc.

(1)
The following table summarizes the impact of key activities on the total operating income of our GB&M segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Credit	$5	$6	$(1)	(16.7)%
Rates	46	14	32	*
Foreign Exchange and Metals	121	35	86	*
Equities	9	10	(1)	(10.0)
Total Global Markets	181	65	116	*
Global Banking(2)	39	107	(68)	(63.6)
Global Liquidity and Cash Management	102	121	(19)	(15.7)
Securities Services(2)	7	6	1	16.7
Global Trade and Receivables Finance	15	12	3	25.0
Credit and funding valuation adjustments	9	3	6	*
Other(3)	32	31	1	3.2
Total operating income	$385	$345	$40	11.6%

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Credit	$5	$15	$(10)	(66.7)%
Rates	60	34	26	76.5
Foreign Exchange and Metals	238	100	138	*
Equities	23	13	10	76.9
Total Global Markets	326	162	164	*
Global Banking(2)	154	189	(35)	(18.5)
Global Liquidity and Cash Management	211	247	(36)	(14.6)
Securities Services(2)	14	13	1	7.7
Global Trade and Receivables Finance	30	27	3	11.1
Credit and funding valuation adjustments	(31)	16	(47)	*
Other(3)	34	54	(20)	(37.0)
Total operating income	$738	$708	$30	4.2%

(2)
Beginning in June 2020, we changed our presentation for issuer services revenue that was previously reported in Securities Services and began reporting this revenue in Global Banking. As a result, we have reclassified $9 million and $18 million of operating income from Securities Services to Global Banking during the three and six months ended June 30, 2019, respectively, to conform to the current year presentation.

(3)	Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, allocated BSM revenue and certain corporate funding charges not assigned to products.
Our GB&M segment reported a higher profit before tax during the three months ended June 30, 2020 due to higher other operating income and lower operating expenses, partially offset by lower net interest income and higher expected losses. In the year-to-date period, our GB&M segment reported a lower profit before tax due to higher expected credit losses and lower net interest income, partially offset by higher other operating income and lower operating expenses.
Credit revenue was relatively flat during the three months ended June 30, 2020 and decreased in the year-to-date period due to lower revenue from structuring and collateralized financing related activity.
Rates revenue increased during the three and six months ended June 30, 2020 due to higher revenue from emerging markets rate products and interest rate swaps, partially offset by $10 million of trading losses recorded during the second quarter of 2020 associated with the exit of certain derivative contracts as part of our restructuring plan. In addition, while hedging activities resulted in higher revenue and contributed to the increase in the three-month period, they resulted in lower revenue and partially offset the increase in the year-to-date period.
Foreign Exchange and Metals revenue increased during the three months ended June 30, 2020 due primarily to higher Metals revenue as valuation losses that were recorded in March 2020 due to market volatility caused by the COVID-19 pandemic largely recovered during the second quarter. In the year-to-date period, Foreign Exchange and Metals revenue increased due to higher Foreign Exchange revenue as market volatility driven by the COVID-19 pandemic resulted in increased trading activity in both emerging market and G10 currencies. Also contributing to the increase in both periods was higher revenue in Metals from a higher redeployment of liquidity to Metals and increased trading activity.

HSBC USA Inc.

Equities revenue was relatively flat during the three months ended June 30, 2020 and increased in the year-to-date period due to increased client activity in prime brokerage.
Global Banking revenue decreased during the three months ended June 30, 2020 due primarily to lower net interest income from spread compression, lower fees from loan syndication and loan commitments and higher losses associated with credit default swap protection which largely reflects the hedging of a few client relationships. In the year to date period, Global Banking revenue decreased due primarily to lower net interest income from spread compression and lower fees from loan syndication and loan commitments, partially offset by a gain in the current year period associated with credit default swap protection which largely reflects the hedging of a few client relationships compared with a loss in the prior year period.
Global Liquidity and Cash Management revenue decreased during the three and six months ended June 30, 2020 due to lower net interest income driven by lower deposit spreads reflecting the impact of lower market rates, partially offset by higher deposit balances.
Securities Services revenue was relatively flat during the three and six months ended June 30, 2020.
Global Trade and Receivables Finance revenue was higher during the three and six months ended June 30, 2020 due to higher fees from standby letters of credit.
Credit and funding valuation adjustments resulted in gains during the three months ended June 30, 2020 as valuation losses recovered as market volatility improved during the second quarter. In the year-to-date period, credit and funding valuation adjustments resulted in losses attributable primarily to unfavorable credit valuation adjustments on derivative assets due to deteriorating credit spreads driven by market volatility caused by the COVID-19 pandemic as well as the impact of lower market rates. In the prior year periods, credit and funding valuation adjustments resulted in gains attributable primarily to favorable movements in our own credit spreads within our derivative liability balances.
Other revenue was relatively flat during the three months ended June 30, 2020 and decreased in the year-to-date period due to higher liquidity charges, lower cost reimbursements and lower allocated BSM revenue which were partially offset by lower corporate funding charges.
Expected credit losses were higher during the three and six months ended June 30, 2020 driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL and higher loss estimates for risk factors associated with oil and gas industry loan exposures and downgrades reflecting weakness in the financial condition of certain clients.
Operating expenses were lower during the three and six months ended June 30, 2020 due to lower incentive compensation expense and lower cost allocations from our technology, finance, legal, risk and compliance support service functions, partially offset by higher severance costs and higher deposit insurance assessment fees.

HSBC USA Inc.

Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest expense	$(7)	$(17)	$10	58.8%
Other operating income	85	12	73	*
Total operating income (expense)(1)	78	(5)	83	*
Expected credit losses	—	—	—	—
Net operating income (expense)	78	(5)	83	*
Operating expenses	63	38	25	65.8
Profit (loss) before tax	$15	$(43)	$58	*

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest expense	$(20)	$(45)	$25	55.6%
Other operating income	61	9	52	*
Total operating income (expense)(1)	41	(36)	77	*
Expected credit losses	—	—	—	—
Net operating income (expense)	41	(36)	77	*
Operating expenses	198	68	130	*
Profit (loss) before tax	$(157)	$(104)	$(53)	(51.0)%

*	Percentage change is greater than 100 percent.

(1)	The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Legacy structured credit products	$61	$(5)	$66	*
Other	17	—	17	*
Total operating income	$78	$(5)	$83	*

			Increase (Decrease)
Six Months Ended June 30,	2020	2019	Amount	%
	(dollars are in millions)
Legacy structured credit products	$(13)	$(36)	$23	63.9%
Other	54	—	54	*
Total operating income	$41	$(36)	$77	*
Our CC segment reported a profit before tax during the three months ended June 30, 2020 compared with a loss before tax in the prior year period due to higher other operating income and lower net interest expense, partially offset by higher operating expenses. In the year-to-date period, our CC segment reported a higher loss before tax due to higher operating expenses, partially offset by higher other operating income and lower net interest expense.
Net interest expense was lower during the three and six months ended June 30, 2020 driven by improved net interest income from legacy structured credit products and lower retained liquidity charges.
Other operating income increased during the three months ended June 30, 2020 due to favorable valuation adjustments on legacy structured credit products as valuation losses that were recorded in March 2020 due to market volatility caused by the COVID-19 pandemic largely recovered during the second quarter as well as favorable movements related to the economic hedging of interest rate risk within our own debt. In the year-to-date period, other operating income was higher due to favorable movements related to the economic hedging of interest rate risk within our own debt, the non-recurrence of a loss of approximately $39 million recorded during the first quarter of 2019 related to the unwind of one of our unconsolidated VIEs and, in the year-to-date period,

HSBC USA Inc.

a $9 million gain recorded during the first quarter of 2020 on the sale of one of our owned retail branch properties. These increases were partially offset by unfavorable valuation adjustments on legacy structured credit products.
Operating expenses were higher during the three and six months ended June 30, 2020 due to higher allocated costs driven by the execution of our restructuring plan, primarily severance costs and, in the year-to-date period, contract cancellation and equipment removal charges associated with the branch exits. The increase in the year-to-date period also reflects costs recorded during the first quarter of 2020 related to the consolidation of our retail branch network, including lease impairment and other related costs of $97 million. These increases in both periods were partially offset by lower cost allocations from our technology, risk, compliance and finance support service functions.
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
COVID-19 Loan Forbearance Initiatives We have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of COVID-19. Substantially all of the loans under these programs are not classified as TDR Loans at June 30, 2020 due to their short-term nature as discussed under the Interagency Statement. In addition, under the Interagency Statement, for COVID-19 related loan modifications in the form of a payment deferral, the borrower’s past due status will not be impacted during the deferral period and, if the loan was accruing at the time the relief was granted, the loan will generally not be placed on nonaccrual status as long as the payment deferral is for six months or less. For consumer loans, when a borrower requests and is provided with extended relief in the form of a payment deferral of more than six months, the loan will generally be placed on nonaccrual status and assessed for TDR Loan classification. We have not modified our commercial loan nonaccrual policies as a result of this guidance. See "Executive Overview," in this MD&A for additional information.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures As discussed further in Note 21, "New Accounting Pronouncements," in the accompanying consolidated financial statements, beginning January 1, 2020, an allowance for credit losses is recognized based on lifetime ECL for loans, securities held-to-maturity and certain other financial assets measured at amortized cost, and an allowance for credit losses is also recognized for securities available-for-sale. Prior to January 1, 2020, an allowance for credit losses was recognized based on probable incurred losses for loans only while debt securities were assessed for other-than-temporary impairment. In addition, beginning January 1, 2020, the liability for off-balance sheet credit exposures is recognized based on lifetime ECL while, prior to January 1, 2020, it was recognized based on probable incurred losses. The new guidance also requires inclusion of expected recoveries of amounts previously written off, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in scope financial assets (including collateral-dependent assets). Prior to January 1, 2020, these expected recoveries were not recognized. See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a full discussion of our accounting policies and methodologies used to estimate ECL beginning in 2020. There have been no additional significant changes to our policies or methodologies during the first half of 2020.
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

HSBC USA Inc.

The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2020	March 31, 2020	January 1, 2020	December 31, 2019
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$983	$727	$381	$507
Consumer loans	209	204	86	130
Total loans	1,192	931	467	637
Securities held-to-maturity	2	2	2	—
Other financial assets measured at amortized cost(1)	4	5	3	—
Securities available-for-sale	3	2	3	—
Total allowance for credit losses	$1,201	$940	$475	$637

Liability for off-balance sheet credit exposures	$253	$371	$158	$104

(1)	Primarily includes accrued interest receivables and customer acceptances
See Note 21, "New Accounting Pronouncements," in the accompanying consolidated financial statements for a discussion of the changes in our allowance for credit losses and liability for off-balance sheet credit exposures at January 1, 2020 as compared with December 31, 2019.
The total allowance for credit losses at June 30, 2020 increased $261 million or 28 percent as compared with March 31, 2020 and increased $726 million or 153 percent as compared with January 1, 2020 due primarily to higher loss estimates on our commercial loan portfolio and, to a lesser extent, higher loss estimates on our consumer loan portfolio.
Our commercial allowance for credit losses at June 30, 2020 increased $256 million or 35 percent as compared with March 31, 2020 and increased $602 million or 158 percent as compared with January 1, 2020 driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts we use for calculating lifetime ECL in 2020 and higher loss estimates for downgrades reflecting weakness in the financial condition of certain clients and risk factors associated with large loan exposures. While higher loss estimates associated with loan growth as clients drew on their available lines of credit contributed to the increase as compared with January 1, 2020, a significant portion of commercial lines of credit that were drawn in March were repaid during the second quarter of 2020 resulting in a release of credit loss reserves, partially offsetting the increase as compared with March 31, 2020.
Our consumer allowance for credit losses at June 30, 2020 increased $5 million or 2 percent as compared with March 31, 2020 and increased $123 million or 143 percent as compared with January 1, 2020 driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts we use for calculating lifetime ECL in 2020 and higher dollars of delinquency. Also contributing to the increases was a higher allowance for credit losses on other consumer loans reflecting growth in personal loan balances due to new product promotion. While a higher allowance for credit losses on credit cards contributed to the increase as compared with January 1, 2020, lower customer spending and changes in underwriting criteria driven by the current economic environment resulted in a decline in credit card balances and a lower allowance for credit losses on credit cards as compared with March 31, 2020.
The liability for off-balance sheet credit exposures at June 30, 2020 decreased $118 million or 32 percent as compared with March 31, 2020 as a lower estimate of expected future draws more than offset the impact of the deterioration of economic conditions caused by the COVID-19 pandemic consistent with commercial loans as discussed above. As compared with January 1, 2020, the liability for off-balance sheet credit exposures increased $95 million or 60 percent resulting from the deterioration of economic conditions caused by the COVID-19 pandemic consistent with commercial loans as discussed above, partially offset by the impact of lower outstanding exposure.

HSBC USA Inc.

Summary of Credit Loss Experience for Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	June 30, 2020		March 31, 2020		January 1, 2020		December 31, 2019
	(dollars are in millions)
Commercial(1)	$983	71.6%	$727	74.9%	$381	70.3%	$507	70.3%
Consumer:
Residential mortgages	(19)	25.2	(41)	22.1	(74)	26.0	12	26.0
Home equity mortgages	16	1.1	16	1.0	13	1.2	6	1.2
Credit cards	190	1.6	212	1.6	137	2.0	105	2.0
Other consumer	22.5		17.4		10.5		7.5
Total consumer	209	28.4	204	25.1	86	29.7	130	29.7
Total	$1,192	100.0%	$931	100.0%	$467	100.0%	$637	100.0%

(1)	See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
The following table sets forth key ratios for the allowance for credit losses on loans for the periods indicated:

	June 30, 2020	March 31, 2020	January 1, 2020	December 31, 2019
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.95%	1.25%	.83%	1.11%
Affiliates	—	—	—	—
Total commercial	1.89	1.19	.79	1.05
Consumer:
Residential mortgages	(.10)	(.23)	(.42)	.07
Home equity mortgages	2.02	1.97	1.52	.70
Credit cards	16.17	16.31	9.75	7.47
Other consumer	7.17	5.09	3.53	2.47
Total consumer	1.02	1.00	.42	.64
Total loans	1.64	1.14	.68	.93
Net charge-offs:(2)
Commercial(3)	596%	621%	847%	1,127%
Consumer	249	268	159	241
Total net charge-offs	479	482	472	643
Nonperforming loans:(1)(4)
Commercial	150%	283%	160%	213%
Consumer	42	47	19	29
Total nonperforming loans	103	134	67	92

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios at June 30, 2020 and March 31, 2020 reflect year-to-date net charge-offs, annualized. Ratios at January 1, 2020 and December 31, 2019 reflect full year net charge-offs for 2019.

(3)
Our commercial net charge-off coverage ratio for the year-to-date periods ended June 30, 2020 and March 31, 2020 and year ended December 31, 2019 was 71 months, 75 months and 135 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end

HSBC USA Inc.

divided by average monthly commercial net charge-offs during the period. Our commercial net charge-off coverage ratio for January 1, 2020, calculated by dividing the commercial allowance for credit losses at January 1, 2019 by average monthly commercial net charge-offs during 2019, was 102 months.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and six months ended June 30, 2020 and 2019.
The allowance for credit losses as a percentage of total loans held for investment at June 30, 2020 increased as compared with March 31, 2020 due to the increase in our allowance for credit losses for the reasons discussed above and a decrease in total loans held for investment driven primarily by lower commercial loans as a significant portion of commercial lines of credit that were drawn in March were repaid during the second quarter of 2020. As compared with January 1, 2020, the allowance for credit losses as a percentage of total loans held for investment increased as the increase in our allowance for credit losses for the reasons discussed above outpaced an increase in total loans held for investment driven primarily by higher commercial loans.
The allowance for credit losses as a percentage of net charge-offs at June 30, 2020 was relatively flat as compared with both March 31, 2020 and January 1, 2020 as the increase in our allowance for credit losses for the reasons discussed above was offset by an increase in dollars of net charge-offs driven by higher charge-offs in our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio.
The allowance for credit losses as a percentage of nonperforming loans held for investment at June 30, 2020 decreased as compared with March 31, 2020 as an increase in nonperforming loans driven by higher nonperforming loans in our commercial loan portfolio, and to a lesser extent, our consumer loan portfolio outpaced the increase in our allowance for credit losses for the reasons discussed above. As compared with January 1, 2020, the allowance for credit losses as a percentage of nonperforming loans held for investment increased as the increase in our allowance for credit losses for the reasons discussed above outpaced an increase in nonperforming loans driven by higher nonperforming loans in our commercial loan portfolio, and to a lesser extent, our consumer loan portfolio.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans ("delinquency ratio"):

	June 30, 2020		March 31, 2020		December 31, 2019
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$43.08%		$27.04%		$41.08%
Consumer:
Residential mortgages(1)(2)	413	2.26	364	2.02	350	1.96
Home equity mortgages(1)(2)	27	3.41	26	3.19	25	2.93
Credit cards	38	3.23	39	3.00	34	2.42
Other consumer	8	2.61	7	2.10	7	2.47
Total consumer	486	2.36	436	2.13	416	2.04
Total	$529.73		$463.57		$457.66

(1)
At June 30, 2020, March 31, 2020 and December 31, 2019, consumer mortgage loan delinquency includes $243 million, $249 million and $256 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.

(2)	The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	June 30, 2020		March 31, 2020		December 31, 2019
	Delinquent Loan	Delinquency Ratio	Delinquent Loan	Delinquency Ratio	Delinquent Loan	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$34	1.00%	$33.99%		$32.95%
ARM loans	191	1.48	149	1.17	142	1.14
Compared with March 31, 2020 and December 31, 2019, our two-months-and-over contractual delinquency ratio increased 16 basis points and 7 basis points, respectively, due primarily to higher dollars of delinquency in our consumer loan portfolio. While dollars of delinquency in our commercial loan portfolio were higher and contributed to the increase compared with March 31, 2020, they were relatively flat compared with December 31, 2019.
Our commercial loan two-months-and-over contractual delinquency ratio increased 4 basis points compared with March 31, 2020 and was flat compared with December 31, 2019. The increase compared with March 31, 2020 was due primarily to higher dollars

HSBC USA Inc.

of delinquency driven by the deterioration of economic conditions caused by the COVID-19 pandemic and, to a lesser extent, lower outstanding loan balances as a significant portion of lines of credit that were drawn in March were repaid during the second quarter of 2020.
Compared with March 31, 2020 and December 31, 2019, our consumer loan two-months-and-over contractual delinquency ratio increased 23 basis points and 32 basis points, respectively, due primarily to higher dollars of delinquency in residential mortgages driven by the deterioration of economic conditions caused by the COVID-19 pandemic as some customers did not seek forbearance relief or became 60 days delinquent prior to seeking forbearance relief.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the period, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Net Charge-off Dollars	Net Charge-off Ratio	Net Charge-off Dollars	Net Charge-off Ratio	Net Charge-off Dollars	Net Charge-off Ratio	Net Charge-off Dollars	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Business and corporate banking	$54	1.10%	$1.03%		$64.75%		$3.04%
Global banking	—	—	3.06		19.19		3.03
Other commercial	(1)	(.08)	—	—	(1)	(.04)	—	—
Total commercial	53.37		4.03		82.31		6.02
Consumer:
Residential mortgages	(2)	(.04)	—	—	(5)	(.06)	2.02
Home equity mortgages	(1)	(.50)	—	—	(1)	(.25)	—	—
Credit cards	25	8.30	11	4.06	45	6.99	22	4.18
Other consumer	1	1.40	1	1.53	3	2.20	2	1.65
Total consumer	23.45		12.24		42.41		26.26
Total	$76.39		$16.09		$124.33		$32.09
Our net charge-off ratio as a percentage of average loans increased 30 basis points and 24 basis points during the three and six months ended June 30, 2019, respectively, due primarily to higher levels of net charge-offs in our commercial loan portfolio driven by the deterioration of two corporate banking loans and, in the year-to-date period, the sale of a global banking loan during the first quarter of 2020. Also contributing to the increases was higher levels of net charge-offs in our consumer loan portfolio due primarily to higher charge-offs in credit cards reflecting growth in average balances due to increased customer activity and product promotions.

HSBC USA Inc.

Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans ("nonperforming ratio"):

	June 30, 2020		March 31, 2020		December 31, 2019
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$656	1.26%	$257.42%		$238.49%
Consumer:
Residential mortgages(2)(3)(4)	428	2.34	370	2.05	381	2.14
Home equity mortgages(2)(3)	38	4.80	38	4.67	46	5.39
Credit Cards	28	2.38	28	2.15	24	1.71
Other consumer	3.98		2.60		5	1.77
Total consumer	497	2.42	438	2.14	456	2.24
Total	$1,153	1.59	$695.85		$694	1.01

Other real estate owned(5)	$4		$6		$10

(1)
See Note 5, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At June 30, 2020, March 31, 2020 and December 31, 2019, total nonperforming loans include $34 million, $32 million and $30 million, respectively, of accruing loans contractually 90 days or more past due, primarily credit cards.

(2)
At June 30, 2020, March 31, 2020 and December 31, 2019, nonperforming consumer mortgage loans include $293 million, $286 million and $289 million respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(5)	Includes $1 million or less of commercial other real estate owned at June 30, 2020, March 31, 2020 and December 31, 2019.
Our nonperforming loan ratio increased 74 basis points and 58 basis points compared with March 31, 2020 and December 31, 2019, respectively, due primarily to higher nonperforming loans driven by higher nonperforming loans in our commercial loan portfolio, and to a lesser extent, our consumer loan portfolio.
Compared with March 31, 2020 and December 31, 2019, our commercial nonperforming loan ratio increased 84 basis points and 77 basis points, respectively, due primarily to higher nonperforming loans reflecting downgrades driven by the deterioration of economic conditions caused by the COVID-19 pandemic. While outstanding loan balances were lower as a significant portion of lines of credit that were drawn in March were repaid during the second quarter of 2020 and contributed to the increase compared with March 31, 2020, they were higher and partially offset the increase compared with December 31, 2019.
Our consumer nonperforming loan ratio increased 28 basis points and 18 basis points compared with March 31, 2020 and December 31, 2019, respectively, due primarily to higher nonperforming loans in residential mortgages driven by the deterioration of economic conditions caused by the COVID-19 pandemic as some customers did not seek forbearance relief or were placed on nonaccrual status prior to seeking forbearance relief.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2019 Form 10-K, as updated for COVID-19 related loan modifications in Note 5, "Loans," in the accompanying consolidated financial statements.
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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios at June 30, 2020 and December 31, 2019. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2020	December 31, 2019
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,448	$3,362
ARM loans(1)	12,915	12,487

(1)	During the remainder of 2020 and during 2021, approximately $201 million and $851 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $44 million and $77 million at June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020	December 31, 2019
	(in millions)
Closed end:
First lien	$18,281	$17,801
Second lien	32	35
Revolving(1)	760	818
Total	$19,073	$18,654

(1)	A majority of revolving are second lien mortgages.
Geographic Concentrations The following table reflects regional exposure at June 30, 2020 and December 31, 2019 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
June 30, 2020
New York State	27.7%	30.5%
California	23.2	45.6
North Central United States	3.6	1.6
North Eastern United States, excluding New York State	7.6	7.7
Southern United States	31.2	9.6
Western United States, excluding California	6.7	5.0
Total	100.0%	100.0%
December 31, 2019
New York State	29.9%	31.1%
California	21.6	44.6
North Central United States	3.5	1.8
North Eastern United States, excluding New York State	7.4	7.7
Southern United States	32.2	10.0
Western United States, excluding California	5.4	4.8
Total	100.0%	100.0%

HSBC USA Inc.

Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below:

	June 30, 2020		December 31, 2019
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Real estate	$9,586	$2,457	$9,200	$3,115
Diversified financials	8,360	12,070	9,247	12,562
Consumer services	5,349	3,551	4,601	3,347
Retailing	2,970	4,758	2,413	4,143
Energy	2,804	6,567	2,560	6,337
Capital goods	2,663	5,898	2,189	9,579
Commercial and professional services	2,548	4,669	2,101	5,072
Chemicals	2,175	3,632	2,197	3,879
Consumer durables and apparel	2,111	2,539	1,649	3,367
Technology hardware and equipment	1,581	6,270	1,531	6,520
Software and services	1,185	1,505	910	1,861
Health care equipment and services	1,035	1,684	898	1,780
Automobiles and components	1,023	465	454	1,183
Semiconductors and semiconductor equipment	925	1,387	991	1,506
Construction materials	809	436	442	1,070
Utilities	776	1,475	607	812
Food and staples retailing	766	2,344	654	2,322
Transportation	711	607	447	935
Food, beverage and tobacco	667	2,755	565	2,884
Metals and mining	662	903	517	1,185
Total commercial credit exposure in top 20 industries(1)	48,706	65,972	44,173	73,459
All other industries	1,642	13,052	1,695	13,430
Total commercial credit exposure(2)	$50,348	$79,024	$45,868	$86,889

(1)	Based on utilization at June 30, 2020.

(2)	Excludes commercial credit exposures with affiliates.

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

	June 30, 2020	December 31, 2019
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$29,160	$33,076
Less: collateral held against exposure	6,903	7,704
Net credit risk exposure	$22,257	$25,372

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
During the first half of 2020, the COVID-19 pandemic caused disruption to the financial markets as well as business and economic activity. We continue to actively monitor and control our liquidity and funding risk in accordance with HSBC policy. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity and funding risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk. To date, we have not experienced any significant impact to our liquidity or funding capabilities as a result of this disruption. While there was elevated commercial loan demand in March as clients drew on their available lines of credit during the deterioration in economic conditions,

HSBC USA Inc.

we actively raised deposits, short-term borrowings in the form of securities sold under repurchase agreements, and borrowed from the FHLB in order to support the elevated client demand for loans while maintaining adequate liquidity and increasing cash. In addition, a significant portion of the commercial lines of credit that were drawn in March were repaid during the second quarter of 2020. We continuously monitor the impact of market events on our liquidity positions and will continue to adapt our framework as necessary to reflect market events.
Interest Bearing Deposits with Banks totaled $17,734 million and $2,038 million at June 30, 2020 and December 31, 2019, respectively, of which $17,440 million and $1,801 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $29,255 million and $17,838 million at June 30, 2020 and December 31, 2019, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $18,987 million and $23,488 million at June 30, 2020 and December 31, 2019, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $53,303 million and $48,956 million at June 30, 2020 and December 31, 2019, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $6,102 million and $3,659 million at June 30, 2020 and December 31, 2019, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $156,033 million and $119,693 million at June 30, 2020 and December 31, 2019, respectively, which included $128,198 million and $95,253 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $25,746 million at June 30, 2020 from $26,697 million at December 31, 2019. The following table presents the maturities of long-term debt at June 30, 2020:

(in millions)
2020	$4,413
2021	6,072
2022	5,276
2023	1,272
2024	1,395
Thereafter	7,318
Total	$25,746
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2020 and 2019:

Six Months Ended June 30,	2020	2019
	(in millions)
Long-term debt issued	$6,350	$2,928
Long-term debt repaid	(3,656)	(4,294)
Net long-term debt issued (repaid)	$2,694	$(1,366)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the six months ended June 30, 2020.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. During the first half of 2020, due to an anticipated decrease in utilization of the shelf registration statement, the Board of Directors approved a reduction in the amount we are authorized to issue from $30,000 million at December 31, 2019 to $25,000 million, of which $13,883 million was available at June 30, 2020. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $13,127 million was available at June 30, 2020. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.

HSBC USA Inc.

As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2020, long-term debt included $5,750 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $8,448 million.
Preferred Equity  See Note 18, "Preferred Stock," in our 2019 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the six months ended June 30, 2020, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	13.1%	13.1%
Tier 1 capital to risk-weighted assets	14.2	14.1
Total capital to risk-weighted assets	17.4	16.3
Tier 1 leverage ratio(1)	8.1	9.9
Supplementary leverage ratio(2)	7.6	6.9

(1)	Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.

(2)	Total leverage exposure, the SLR denominator, includes adjusted quarterly average assets plus certain off-balance sheet exposures.
In response to the COVID-19 pandemic, in March 2020, the federal banking agencies issued an interim final rule that provides the option to transition in the regulatory capital impacts of the new current expected credit loss accounting standard over a five-year period. HSBC North America and HSBC Bank USA have elected the five-year transition option and, as a result, beginning in 2020, our capital ratios are reported in accordance with the transition rules in the interim final rule. Accordingly, during 2020 and 2021, we will exclude from regulatory capital the change in retained earnings resulting from adoption of the new accounting standard on January 1, 2020 as well as 25 percent of the change in the allowance for credit losses recognized between January 1, 2020 and December 31, 2021. Beginning January 1, 2022, the excluded impacts will be phased in to regulatory capital over a three-year transition period and will be fully reflected at January 1, 2025.
In addition, in April 2020, the FRB issued an interim final rule adopting a temporary change to the calculation of the SLR that permits bank holding companies such as HSBC North America and HSBC USA, to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the denominator of their SLR. This change, which took effect April 1, 2020, will remain in place until March 31, 2021 and is designed to allow banking institutions to expand their balance sheets to accommodate increased customer deposits while continuing to provide credit to companies and households. In May 2020, the federal banking agencies issued an interim final rule that permits depository institutions such as HSBC Bank USA to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the denominator of their SLR. This change took effect June 1, 2020 and will remain in place until March 31, 2021.
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

HSBC USA Inc.

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
Category III firms and their depository institution subsidiaries will also benefit from (i) simpler capital requirements for mortgage servicing assets, certain deferred tax assets, and investments in the capital of unconsolidated financial institutions, and (ii) a simplified treatment for the amount of capital issued by consolidated subsidiaries to third parties (generally known as minority interests) which can be included in regulatory capital. These simplifying amendments were adopted in a separate rulemaking finalized by the federal banking agencies in 2019 and became effective beginning April 1, 2020 although firms may choose to apply the simplifications as early as January 1, 2020. As such, HSBC North America and HSBC Bank USA implemented both the Tailoring Rules and the simplifying amendments beginning with March 31, 2020 reporting. In 2019, the federal banking agencies also jointly amended the Basel III rule to implement a provision of the Relief Act by reducing the risk weighting applicable to high-volatility commercial real estate exposures and also finalized a rule to include a revised standardized approach for measuring counterparty credit risk ("SA-CCR") to calculate total risk-weighted asset amounts for derivative transactions in addition to the existing current exposure method ("CEM"). These changes also became effective beginning April 1, 2020. The Tailoring Rules clarify that Category III firms and their depository institution subsidiaries are not required to use SA-CCR to measure their derivative exposure. Instead, they have the option to use either SA-CCR or CEM for their risk-based capital ratios and the SLR. As such, HSBC North America and HSBC Bank USA have elected not to use SA-CCR at this time, but will continue to evaluate the impact of adopting SA-CCR in the future.
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
In March 2020, the FRB adopted a final rule on the stress capital buffer ("SCB") which will, among other things, replace the current fixed 2.5 percent capital conservation buffer with a dynamic, institution-specific risk-based SCB. It is expected that the SCB will vary in size throughout the economic cycle depending on a firm’s risk exposures and the severity of its stress scenarios. Under the final rule, the SCB would be recalibrated annually based on the sum of: (i) a firm’s projected losses under the severely adverse scenario in supervisory stress tests and (ii) four quarters of a firm’s planned future dividends. If HSBC North America's risk-based capital ratios were to fall to levels within the SCB, it would become subject to increasing restrictions on their capital distributions and discretionary bonus payments. The final rule also eliminates the quantitative objection component of CCAR, and instead relies on the capital rule’s automatic restrictions on capital distributions that are triggered if a firm breaches its buffer requirements. The SCB will be officially set for each CCAR firm by August 31, 2020 based on 2020 supervisory stress testing results conducted as part of CCAR, and will become effective October 1, 2020. HSBC North America already utilizes an internal capital assessment approach that is analogous to the SCB and will continue to review the composition of its capital structures and capital buffers in light of the final rule. The SCB applies only to HSBC North America; HSBC USA and HSBC Bank USA remain subject to a static 2.5 percent capital conservation buffer.
For further discussion on capital planning and stress testing, including detail regarding the FRB's supervisory assessment as part of the CCAR process, as well as further discussion of the Tailoring Rules and other recent regulatory developments and their

HSBC USA Inc.

expected impact see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2019 Form 10-K and also below under the caption, "Other Regulatory Developments."
HSBC North America submitted its latest CCAR capital plan and its latest annual company-run DFAST results in April 2020. In July 2020, HSBC North America publicly disclosed its latest annual DFAST results. In June 2020, the FRB publicly disclosed its own DFAST and CCAR results along with aggregated results of a sensitivity analysis aimed at gauging the ongoing economic impact of the COVID-19 pandemic on CCAR firms. The FRB also announced it will prohibit stock repurchases by CCAR firms and will require all CCAR firms to limit their common stock dividends to the lesser of (a) the firm's common stock dividends last quarter and (b) the average of the firm's net income for the four proceeding calendar quarters. These restrictions will continue at least through September 30, 2020 and could be extended by the FRB quarter-by-quarter. In addition, each CCAR firm, including HSBC North America, is required to resubmit its capital plan later this year based on additional economic scenarios provided by the FRB. Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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
Other Regulatory Developments
FRB Liquidity Facilities The FRB announced the creation of several facilities aimed at stabilizing the markets, addressing immediate liquidity concerns, and facilitating lending and other assistance to businesses and individuals affected by shutdowns due to COVID-19. These programs include, among others, the Money Market Mutual Fund Liquidity Facility, the Term Asset-Backed Securities Loan Facility, the Commercial Paper Funding Facility, the Primary Market Corporate Credit Facility and the Paycheck Protection Program Liquidity Facility. We have currently not utilized any of these facilities.
The Volcker Rule The "Volcker Rule" limits the ability of banking entities such as HUSI to sponsor or invest in certain private equity or hedge funds, or engage in certain types of proprietary trading. See Part I, "Regulation and Competition - The "Volcker Rule"," in our 2019 Form 10-K. In June 2020, the five regulatory agencies responsible for implementing the Volcker Rule approved a final rule that makes significant revisions to the "covered funds" provisions of the current implementing regulations. These revisions include (i) new exclusions for credit funds, venture capital funds, family wealth management vehicles, and client facilitation vehicles, and an expanded scope for the public welfare fund exclusion; and (ii) revisions to address practical obstacles to reliance on the existing exclusions for loan securitizations, foreign public funds, and small business investment companies. These amendments to the Volcker Rule will become effective October 1, 2020. We continue to assess the impact of the amendments on our operations.
Uncleared Swap Margin Also in June 2020, the U.S. banking regulators approved a final rule that makes significant amendments to their margin requirements for non-cleared swaps and security-based swaps (together, "swaps") for swap dealers, security-based swap dealers, major swap participants and major security-based swap participants regulated by the agencies ("Swap Entities") (the "Margin Rules"). The final rule (1) mostly exempts Swap Entities from needing to collect initial margin ("IM") for swaps with affiliates; (2) preserves legacy status for swaps that are amended to replace certain interest rate provisions or due to technical amendments, notional reductions, or portfolio compression exercises; (3) clarifies the time at which IM trading documentation must be in place; and (4) adds a new compliance phase for IM requirements. The final rule will take effect August 31, 2020. We are continuing to assess the amendments and their impact on our operations.

HSBC USA Inc.

2020 Funding Strategy  Our current estimate for funding needs and sources for 2020 are summarized in the following table:

	Actual January 1 through June 30, 2020	Estimated July 1 through December 31, 2020	Estimated Full Year 2020
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$3	$(5)	$(2)
Net change in short-term investments and securities	31	17	48
Net change in trading and other assets	3	(22)	(19)
Total funding needs	$37	$(10)	$27
Increase (decrease) in funding sources:
Net change in deposits	$36	$(7)	$29
Net change in trading and other short-term liabilities	2	3	5
Net change in long-term debt	(1)	(6)	(7)
Total funding sources	$37	$(10)	$27
Reductions to trading assets estimated during the July 1 through December 31, 2020 period are mainly related to select Fixed Income activities which will be consolidated in and operated from Europe to better utilize HSBC's global scale, which allows us to record revenue as a business introducer and hold fewer assets on our balance sheet. In addition, we will also exit certain derivative contracts as part of our restructuring plan. As previously discussed, the timing of our strategic actions may be re-sequenced or delayed. In light of COVID-19, we continue to reassess our strategic plan and may take additional actions in future periods.
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

	Balance at June 30, 2020
	One Year or less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2019
	(in millions)
Standby letters of credit, net of participations(1)	$6,661	$2,369	$121	$9,151	$9,436
Commercial letters of credit	192	21	10	223	126
Credit derivatives(2)	5,003	29,411	1,146	35,560	38,739
Other commitments to extend credit:
Commercial(3)	20,330	59,096	2,023	81,449	88,191
Consumer	8,288	—	—	8,288	7,906
Total	$40,474	$90,897	$3,300	$134,671	$144,398

(1)	Includes $1,698 million and $1,623 million issued for the benefit of HSBC affiliates at June 30, 2020 and December 31, 2019, respectively.

(2)	Includes $16,444 million and $18,391 million issued for the benefit of HSBC affiliates at June 30, 2020 and December 31, 2019, respectively.

(3)	Includes $2,425 million and $1,302 million issued for the benefit of HSBC affiliates at June 30, 2020 and December 31, 2019, respectively.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2020 and December 31, 2019, our Level 3 measurements included the following: certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives that have significant unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain corporate debt securities, certain asset-backed securities, individually assessed commercial loans, derivatives

HSBC USA Inc.

referenced to illiquid assets of less desirable credit quality and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(dollars are in millions)
Level 3 assets(1)(2)	$1,547	$1,349
Total assets measured at fair value(1)(3)	115,422	98,322
Level 3 liabilities(1)	1,432	1,350
Total liabilities measured at fair value(1)	60,421	55,224
Level 3 assets as a percent of total assets measured at fair value	1.3%	1.4%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.4%	2.4%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $1,167 million of recurring Level 3 assets and $380 million of non-recurring Level 3 assets at June 30, 2020. Includes $925 million of recurring Level 3 assets and $424 million of non-recurring Level 3 assets at December 31, 2019.

(3)
Includes $114,712 million of assets measured on a recurring basis and $710 million of assets measured on a non-recurring basis at June 30, 2020. Includes $97,866 million of assets measured on a recurring basis and $456 million of assets measured on a non-recurring basis at December 31, 2019.

Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2020 and 2019 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $28 million or a decrease of the overall fair value measurement of approximately $11 million at June 30, 2020. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers and certain deal-contingent forward starting interest rate derivatives.

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
In the course of our regular risk management activities, we use models to help quantify the risk we are taking. We believe that the assumptions used in these models are reasonable within the parameters for which the models have been built and calibrated to operate, but events may unfold differently than what is assumed in the models. Consequently, actual results may differ significantly from model projections. The severe projections of macroeconomic variables during the current COVID-19 pandemic represent events outside the parameters for which the models have been built. As a result, adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure appropriate results. Where models do not require adjustments, enhanced model monitoring confirms models are performing as intended.
See "Risk Management" in MD&A in our 2019 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. There have been no material changes to our approach to risk management since December 31, 2019. However, during the first half of 2020, we continued to enhance our risk management by further simplifying our approach and articulation of risk management through combining our Enterprise Risk Management Framework and our Operational Risk Management Framework to create a single simplified Risk Management Framework.
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. As a result of market volatility and economic uncertainty driven by the COVID-19 pandemic, we re-reviewed the credit ratings assigned to substantially all of our material commercial loans during the first half of 2020. See "Risk Management" in MD&A in our 2019 Form 10-K for a more complete discussion of our approach to credit risk.
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

•
Governance - A Management Review Committee has been established in order to review and approve the results of the lifetime ECL calculation. The Management Review Committee has representatives from Credit Risk and Finance and is responsible for final approval of our lifetime ECL for the period. The Chief Credit Officer and the WPB Chief Risk Officer

HSBC USA Inc.

share responsibility with the Chief Financial Officer for establishing appropriate levels of allowances for credit losses inherent in various loan and other portfolios carried at amortized cost.
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
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both June 30, 2020 and December 31, 2019, HSBC USA's LCR under the European LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets. HSBC North America and HSBC Bank USA are also subject to the U.S. LCR rule and are required to report LCR to U.S. regulators on a daily basis. The Tailoring Rules reduced the U.S. LCR requirement for Category III firms with weighted short-term wholesale funding under $75 billion and their depository institution subsidiaries, including HSBC North America and HSBC Bank USA, from 100 to 85 percent beginning January 1, 2020. As a result, under the U.S. LCR rule, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 85 percent of liquidity needs for a 30 calendar day liquidity stress scenario. During the six months ended June 30, 2020, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement.
The European calibration of the Basel Committee based Net Stable Funding Ratio ("NSFR"), which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR guidance, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. The Basel NSFR guidance has been interpreted in certain instances to include expected changes from the Capital Requirements Directive and Regulation, commonly referred to as "CRR2". Our calculation of NSFR will fully follow the CRR2 reporting rules when they are expected to become effective in June 2021. At both June 30, 2020 and December 31, 2019, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The Tailoring Rules also indicate that an 85 percent NSFR requirement will apply to Category III firms with weighted short-term wholesale funding under $75 billion and their depository institution subsidiaries, including HSBC North America and HSBC Bank USA, once the NSFR is finalized. As a result, under the proposed U.S. NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 85 percent of the required amount of funding for assets and off-balance sheet exposures. At both June 30, 2020 and December 31, 2019, HSBC Bank USA's estimated NSFR, based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded 100 percent.
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
Our liquidity and funding risk management approach includes deposits, supplemented by wholesale borrowing to fund our balance sheet, and using security sales or secured borrowings for liquidity stress situations in our liquidity contingency plans. In addition, regulations require banks to retain a portfolio of HQLA. As such, we are maintaining a large portfolio of high quality sovereign and sovereign guaranteed securities.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2020:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
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
In May 2020, S&P downgraded the long- and short-term issuer credit ratings of HSBC USA and HSBC Bank USA by one notch following a similar rating action for HSBC. The long- and short-term issuer credit ratings of HSBC USA were downgraded to A- and A-2, respectively, from A and A-1, respectively, while the long- and short-term issuer credit ratings of HSBC Bank USA were downgraded to A+ and A-1, respectively, from AA- and A-1+, respectively. These rating downgrades reflect S&P's view that the HSBC Group will not be fully shielded from the global economic downturn resulting from the measures taken against the spread of COVID-19 and that weaker earnings arising from higher credit charges will be exacerbated by low interest rates. In conjunction with these downgrades, S&P revised their rating outlooks for HSBC, HSBC USA and HSBC Bank USA to stable from negative.
While these rating actions by Fitch and S&P did not have a material financial impact on our borrowing costs or liquidity, any future actions could have such an impact. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2020, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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

HSBC USA Inc.

The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the six months ended June 30, 2020:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio Diversification(1)	Total(2)
	(in millions)
At June 30, 2020	$1	$9	$4	$(4)	$10

Six Months Ended June 30, 2020
Average	2	9	2	(4)	9
Maximum	5	14	4		15
Minimum	1	5	1		6

At December 31, 2019	$1	$6	$1	$(2)	$6

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

Back-testing We routinely validate the accuracy of our VaR models by back-testing them against hypothetical profit and loss that excludes non-modeled items such as fees, commissions and revenues of intra-day transactions from the actual reported profit and loss. We would expect, under stable market conditions, to see two or three losses in excess of VaR at the 99 percent confidence level over a one-year period. However, in periods of unstable market conditions, we could see an increase in the number of back-testing exceptions.
During the six months ended June 30, 2020, we experienced eight loss back-testing exceptions. One loss exception in January was mainly driven by palladium volatility. Five loss exceptions in March and two loss exceptions in April were primarily due to intensified market volatility as a consequence of the COVID-19 pandemic.
Despite the high number of loss exceptions, performance of the VaR model was in line with expectations when considered in the context of the extraordinary market movements observed in March 2020. During the period, market risk continued to be managed using a complementary set of exposure measures and limits, including stress and scenario analysis.
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

HSBC USA Inc.

The following table summarizes our non-trading VaR for the six months ended June 30, 2020:

	Interest rate	Credit Spread	Portfolio Diversification(1)	Total(1)
	(in millions)
At June 30, 2020	$85	$71	$(75)	$81

Six Months Ended June 30, 2020
Average	66	63	(57)	72
Maximum	109	106		108
Minimum	29	38		46

At December 31, 2019	$37	$48	$(18)	$67

(1)	Refer to the Trading VaR table above for additional information.
The increase in non-trading VaR at June 30, 2020 was due primarily to an increase in volatility of interest rates and U.S. Government agency credit spreads driven by the COVID-19 pandemic.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both June 30, 2020 and December 31, 2019, our EVE remained within risk appetite for the up 200 and down 200 basis point interest rate shock scenarios.
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

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on July 1, 2020 and January 1, 2020, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$285	12%	$(18)	(1)%
Resulting from a gradual 100 basis point decrease in the yield curve	(102)	(4)	(25)	(1)
Other significant scenarios monitored (reflects projected rate movements on July 1, 2020 and January 1, 2020, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	427	18	(70)	(3)
Resulting from an immediate 100 basis point decrease in the yield curve	(92)	(4)	(57)	(2)
Changes in the sensitivities since December 31, 2019 have been primarily driven by the addition of pay-fixed positions and the acceleration of expected mortgage prepayments as a result of the significant drop in interest rates. In addition, the sensitivities in the 'down-shock' scenarios at June 30, 2020 reflect no floors to the shocked market rates. This is a change from the methodology published in our 2019 Form 10-K, where previously market rates would have been floored to zero when applicable. However, customer product specific rate floors continue to be recognized where appropriate. The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2020 included fees of $19 million and $36 million, respectively, compared with fees of $21 million and $38 million during the three and six months ended June 30, 2019, respectively.

Three Months Ended June 30,	2020			2019
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$28,866	$8.11%		$15,870	$102	2.58%
Federal funds sold and securities purchased under resale agreements	11,117	15.54		5,743	71	4.96
Trading securities	17,738	48	1.09	20,704	67	1.30
Securities	53,497	262	1.97	47,832	298	2.50
Loans:
Commercial	57,944	400	2.78	51,675	552	4.28
Consumer:
Residential mortgages	18,267	150	3.30	17,459	155	3.56
Home equity mortgages	804	5	2.50	925	12	5.20
Credit cards	1,217	18	5.95	1,085	19	7.02
Other consumer	285	7	9.88	261	5	7.68
Total consumer	20,573	180	3.52	19,730	191	3.88
Total loans	78,517	580	2.97	71,405	743	4.17
Other	6,415	5.31		3,129	20	2.56
Total interest earning assets	$196,150	$918	1.88%	$164,683	$1,301	3.17%
Allowance for credit losses	(1,060)			(593)
Cash and due from banks	1,119			1,213
Other assets	14,390			12,793
Total assets	$210,599			$178,096
Liabilities and Equity:
Domestic deposits:
Savings deposits	$62,230	$71.46%		$46,341	$115	1.00%
Time deposits	30,012	121	1.62	27,769	200	2.89
Other interest bearing deposits	21,223	6.11		10,335	53	2.06
Foreign deposits:
Foreign banks deposits	5,137	1.08		4,122	9.88
Other interest bearing deposits	691	1.58		805	3	1.49
Deposits held for sale	—	—	—	1	—	.60
Total interest bearing deposits	119,293	200.67		89,373	380	1.71
Short-term borrowings	10,795	15.56		6,977	68	3.91
Long-term debt	25,466	162	2.56	31,341	306	3.92
Total interest bearing deposits and debt	155,554	377.97		127,691	754	2.37
Tax liabilities and other	496	3	2.43	1,329	7	2.11
Total interest bearing liabilities	$156,050	$380.98%		$129,020	$761	2.37%
Net interest income/Interest rate spread		$538.90%			$540.80%
Noninterest bearing deposits	28,106			22,747
Other liabilities	8,169			7,955
Total equity	18,274			18,374
Total liabilities and equity	$210,599			$178,096
Net interest margin on average earning assets			1.10%			1.32%
Net interest income to average total assets			1.02%			1.22%

HSBC USA Inc.

Six Months Ended June 30,	2020			2019
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$23,277	$62.54%		$16,489	$216	2.64%
Federal funds sold and securities purchased under resale agreements	8,241	48	1.17	5,995	133	4.47
Trading securities	21,472	128	1.20	19,773	130	1.33
Securities	52,516	505	1.93	46,919	602	2.59
Loans:
Commercial	54,234	848	3.14	50,860	1,074	4.26
Consumer:
Residential mortgages	18,143	305	3.38	17,454	312	3.60
Home equity mortgages	813	14	3.46	942	24	5.14
Credit cards	1,288	38	5.93	1,053	38	7.28
Other consumer	273	13	9.58	268	11	8.28
Total consumer	20,517	370	3.63	19,717	385	3.94
Total loans	74,751	1,218	3.28	70,577	1,459	4.17
Other	5,980	24.81		3,009	38	2.55
Total interest earning assets	$186,237	$1,985	2.14%	$162,762	$2,578	3.19%
Allowance for credit losses	(758)			(567)
Cash and due from banks	1,182			1,255
Other assets	13,134			13,049
Total assets	$199,795			$176,499
Liabilities and Equity:
Domestic deposits:
Savings deposits	$56,782	$179.63%		$46,422	$217.94%
Time deposits	29,992	285	1.91	25,709	370	2.90
Other interest bearing deposits	17,353	49.57		10,230	104	2.05
Foreign deposits:
Foreign banks deposits	4,881	5.21		4,125	16.78
Other interest bearing deposits	726	3.83		784	6	1.54
Deposits held for sale	—	—	—	3	—	.59
Total interest bearing deposits	109,734	521.95		87,273	713	1.65
Short-term borrowings	10,676	55	1.04	7,293	130	3.59
Long-term debt	25,282	360	2.86	31,371	618	3.97
Total interest bearing deposits and debt	145,692	936	1.29	125,937	1,461	2.34
Tax liabilities and other	658	7	2.14	1,243	15	2.43
Total interest bearing liabilities	$146,350	$943	1.30%	$127,180	$1,476	2.34%
Net interest income/Interest rate spread		$1,042.84%			$1,102.85%
Noninterest bearing deposits	26,898			23,189
Other liabilities	8,149			7,204
Total equity	18,398			18,926
Total liabilities and equity	$199,795			$176,499
Net interest margin on average earning assets			1.12%			1.37%
Net interest income to average total assets			1.05%			1.26%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks relating to the impact of COVID-19
The COVID-19 pandemic has had, and continues to have, a material impact on businesses around the world and the economic environments in which they operate. In March 2020, the United States declared a federal state of emergency in response to the COVID-19 pandemic, which continues to spread throughout the United States. The outbreak of this virus has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. There are a number of factors associated with the outbreak and its impact on global economies including the United States that have had and could continue to have a material adverse effect on (among other things) the profitability, capital and liquidity of financial institutions such as HUSI. The circumstances around this pandemic are evolving and will continue to impact our business in future periods.
The COVID-19 pandemic has caused disruption to our customers, suppliers and staff. A number of states in which we operate have implemented restrictions on the movement of their respective populations, with a resultant significant impact on economic activity in those states. The pandemic resulted in sheltering in place requirements in many states and municipalities and the temporary closure of many businesses which only recently have begun to ease as governments have started to lift restrictions. As a result, the demand for our products and services has been and may continue to be significantly impacted and could vary by region or industry sector. Furthermore, it is unclear how the macroeconomic business environment or societal norms may be impacted after the pandemic. The post-COVID-19 environment may undergo unexpected developments or changes in the financial markets,

HSBC USA Inc.

fiscal, tax and regulatory environments as well as customer and corporate client behavior which could have an adverse impact on our business.
In the United States, the Federal Government has taken action to provide financial support to parts of the economy most impacted by the COVID-19 pandemic. The details of how these actions will impact our customers and therefore the impact on HUSI continues to remain uncertain. Furthermore, it is unclear how these actions will ultimately impact the future economic environment, including inflation, interest rates and foreign exchange and our business. The actions taken by the U.S. Government and the FRB may indicate a view on the potential severity of a downturn and post recovery environment, which from a commercial, regulatory and risk perspective could be significantly different to past crises and persist for a prolonged period. An immediate financial impact in 2020 has been higher lifetime ECL driven by a worsening in the economic scenarios used to calculate ECL as well as higher provisions for risk factors associated with large loan exposures, downgrades reflecting weakness in the financial condition of certain clients and loan growth as clients drew on their available lines of credit. See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for further discussion. In addition, we have provided temporary payment relief to borrowers who are experiencing short-term financial problems as a result of COVID-19, a risk exists that these short-term financial problems may become long-term, increasing our risk of credit losses.
Unprecedented movement in economic and market drivers related to the COVID-19 pandemic, dramatically impact the performance of financial models including retail and wholesale credit loss models, capital models, traded risk models and models used in the asset/liability management process.  This has required additional monitoring and more frequent testing of models, particularly for credit loss models. It also has resulted in the use of mitigants for model limitations, such as adjustments to model outputs to reflect consideration of management judgment. The performance and usage of models has been and will continue to be impacted significantly by the consequences of the COVID-19 pandemic. While it is too early to be entirely certain of the magnitude of change required for our models, it is likely that capital, credit risk and other models will need to be recalibrated or replaced. The effectiveness of our models will depend in large part on the depth and length of the economic downturn.
The pandemic has led to a weakening in gross domestic product and significantly higher unemployment in the United States, which officially entered recession in the second quarter of 2020. In addition, as a result of deteriorating economic conditions, we performed an interim goodwill impairment test as of March 31, 2020 which resulted in the impairment of the goodwill previously allocated to our RBWM and PB reporting units. This matter has also resulted in valuation losses associated with certain financial instruments due to market volatility, which have largely recovered during the second quarter. See "Management's Discussion and Analysis of Financial Position and Results of Operations." Additionally, in April 2020, Fitch changed the rating outlook for both HSBC USA and HSBC Bank USA to negative from stable, and in May 2020, Standard & Poor's downgraded the long-term and short-term issuer credit ratings of HSBC USA and HSBC Bank USA by one notch, following similar ratings actions for HSBC. These change reflect the economic disruption driven by the COVID-19 pandemic, with Standard & Poor's also noting the HSBC Group's restructuring plan. See "Management's Discussion and Analysis of Financial Position and Results of Operations - Risk Management."
The pandemic may not be fully contained until a vaccine and/or widely accepted treatment becomes available, which might not occur for an extended period of time. Should the current economic conditions persist or deteriorate further, we expect that this environment will continue to adversely impact our business which could include, but not be limited to, further impacts on our income due to lower lending and transaction volumes and lower wealth management revenue due to equity markets volatility and weakness as well as additional credit losses. Other potential risks include the impact of postponed health screenings on the well-being of our employees, credit rating migration which could negatively impact our risk-weighted assets and capital position, and potential liquidity stress due, among other factors, to increased customer drawdowns, notwithstanding the significant initiatives that the U.S. Government and the FRB have put in place to support funding and liquidity. Additionally, interest rates have been reduced since the start of the COVID-19 pandemic, which has and may continue to compress our margins and reduce our net interest income. Further, while we have continued to progress our program for transitioning away from interbank offered rates, including LIBOR, the COVID-19 pandemic is affecting our progress as well as the progress of other market participants. See "Management's Discussion and Analysis of Financial Position and Results of Operations - Executive Overview."
Central bank and government actions and support measures taken in response to the COVID-19 pandemic may create restrictions in relation to capital. These may limit management’s flexibility in managing the business and taking action in relation to capital distribution and capital allocation. In June 2020, the FRB publicly disclosed bank-specific CCAR and DFAST supervisory stress testing results along with aggregated results of a sensitivity analysis aimed at gauging the ongoing economic impact of the COVID-19 pandemic on CCAR firms. The FRB also announced that it will prohibit stock repurchases by CCAR firms and will require all CCAR firms to limit their common stock dividends to the lesser of (a) the firm's common stock dividends last quarter and (b) the average of the firm's net income for the four preceding calendar quarters. These restrictions will continue at least through September 30, 2020 and could be extended by the FRB quarter-by-quarter. In order to make common stock distributions, HSBC North America must maintain capital level in excess of its regulatory capital minimums and its stress capital buffer. In addition, the FRB has also announced that each CCAR firm, including HSBC North America, must resubmit its capital plan later this year based on additional economic scenarios provided by the FRB. It is unclear if the FRB will conduct further stress tests in

HSBC USA Inc.

connection with its review of CCAR firms' resubmitted capital plans or if the FRB would recalculate the SCB applicable to CCAR firms based on such stress tests.
In addition, federal and state legislative and regulatory developments in relation to COVID-19 have impacted and may continue to impact our business and operations by, for example, requiring forbearance on loans, suspensions of foreclosure sales and imposing restrictions on our ability to charge certain fees. Our participation in these and other measures taken by governments and regulatory authorities could result in reputational harm and has resulted in, and may continue to result in, litigation, including class actions, or regulatory and government actions and proceedings. Such actions may result in judgments, settlements, penalties and fines adverse to HUSI.
Late in the second quarter of 2020, we decided to lift the pause we had put in place in March on the staff reductions relating to our restructuring plan as COVID-19 restrictions have begun to ease and some businesses began to re-open. Our restructuring plan is moving forward as planned, including consolidation of our retail branch network and wholesale and retail middle and back office functions, each under a single operations structure, and the creation of our Wealth and Personal Banking business which was completed in the second quarter. While we remain committed to our multi-year strategic plan to re-profile our business, the timing of the strategic actions as outlined in our 2019 Form 10-K may be re-sequenced or delayed beyond 24 months as the circumstances around the COVID-19 pandemic continue to develop. We continue to re-assess our strategic plan and may take additional actions in future periods.
Any and all such events mentioned above could have or continue to have a material adverse effect on our business, financial condition, results of operations, prospects, liquidity, capital position and credit ratings (including further credit rating agency changes of outlooks or ratings). The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and the ability to control the spread of the pandemic as well as its continuing impact on our customers, vendors and employees, all of which are uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business, results of operations and financial condition, it could also have the effect of increasing the likelihood of many of the other risks described in Risk Factors in our 2019 Annual Report on Form 10-K.

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
There was no measurable gross revenue in the second quarter of 2020 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the second quarter of 2020 and approximately 16 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the matter described below.
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the second quarter of 2020 was approximately $577.

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
Activity related to U.S. Executive Order 13224 During the second quarter of 2020, the HSBC Group processed a number of small local currency payments on behalf of U.K. customers to a U.K.-registered charity that is designated under Executive Order 13224, but that is not sanctioned by the U.K., EU, or the United Nations Security Council.
There was no measurable gross revenue or net profit generated from these transactions.
Other activity The HSBC Group has an insurance company customer in the United Arab Emirates that, during the second quarter of 2020, made a payment for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. The HSBC Group processed this payment to the hospital made by its customer.
The HSBC Group exited a customer relationship with the Iranian Embassy in the U.K. in 2013. In the second quarter of 2020, the HSBC Group made two domestic local currency payments to return funds related to this legacy customer relationship that were being held in an unclaimed balance account.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2020.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2020. There was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2020 relating to these frozen accounts.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2020 and 2019, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (iii) the Consolidated Balance Sheet at June 30, 2020 and December 31, 2019, (iv) the Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2020 and 2019, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 3, 2020

HSBC USA INC.

By:	/s/ KAVITA MAHTANI
Kavita Mahtani
Senior Executive Vice President and
Chief Financial Officer