Form 10-Q
period 2020-09-30
HSBC USA INC /MD/
filed 2020-10-27
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of October 23, 2020, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest income:
Loans	$511	$733	$1,729	$2,192
Securities	202	296	707	898
Trading securities	64	85	192	215
Short-term investments	16	136	126	485
Other	11	23	35	61
Total interest income	804	1,273	2,789	3,851
Interest expense:
Deposits	135	408	656	1,121
Short-term borrowings	7	79	62	209
Long-term debt	111	277	471	895
Other	3	6	10	21
Total interest expense	256	770	1,199	2,246
Net interest income	548	503	1,590	1,605
Provision for credit losses	(105)	94	840	198
Net interest income after provision for credit losses	653	409	750	1,407
Other revenues:
Credit card fees, net	10	18	30	48
Trust and investment management fees	34	34	98	95
Other fees and commissions	144	155	425	464
Trading revenue	49	178	255	434
Other securities gains, net	52	46	111	76
Servicing and other fees from HSBC affiliates	79	88	255	257
Gain (loss) on instruments designated at fair value and related derivatives	15	(19)	15	(45)
Other income (loss)	(27)	(14)	18	(17)
Total other revenues	356	486	1,207	1,312
Operating expenses:
Salaries and employee benefits	193	195	590	626
Support services from HSBC affiliates	391	394	1,162	1,185
Occupancy expense, net	44	41	222	134
Goodwill impairment (Note 8)	—	365	784	365
Other expenses	157	111	359	320
Total operating expenses	785	1,106	3,117	2,630
Income (loss) before income tax	224	(211)	(1,160)	89
Income tax expense (benefit)	36	39	(72)	109
Net income (loss)	$188	$(250)	$(1,088)	$(20)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$188	$(250)	$(1,088)	$(20)
Net change in unrealized gains (losses), net of tax:
Investment securities	56	86	924	485
Fair value option liabilities attributable to our own credit spread	(40)	(3)	106	(107)
Derivatives designated as cash flow hedges	(10)	(10)	83	9
Pension and post-retirement benefit plans	(2)	(1)	(2)	(4)
Total other comprehensive income	4	72	1,111	383
Comprehensive income (loss)	$192	$(178)	$23	$363

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2020	December 31, 2019
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,352	$1,744
Interest bearing deposits with banks	16,126	2,038
Federal funds sold and securities purchased under agreements to resell	25,579	17,838
Trading assets (includes $3.7 billion and $336 million pledged to creditors at September 30, 2020 and December 31, 2019, respectively)	33,754	28,452
Securities available-for-sale (includes $1.7 billion and nil pledged to creditors at September 30, 2020 and December 31, 2019, respectively, and an allowance for credit losses of $2 million at September 30, 2020)	41,328	35,663
Securities held-to-maturity, net of allowance for credit losses of $2 million at September 30, 2020 (fair value of $10.6 billion and $13.4 billion at September 30, 2020 and December 31, 2019, respectively)	10,224	13,293
Loans (includes $34 million designated under fair value option at September 30, 2020)	66,409	68,553
Less – allowance for credit losses	1,084	637
Loans, net	65,325	67,916
Loans held for sale (includes $41 million and $178 million designated under fair value option at September 30, 2020 and December 31, 2019, respectively)	282	289
Properties and equipment, net	148	177
Goodwill	458	1,242
Other assets, net of allowance for credit losses of $3 million at September 30, 2020	6,370	6,723
Total assets	$200,946	$175,375
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$33,706	$24,132
Interest bearing (includes $4.7 billion and $7.2 billion designated under fair value option at September 30, 2020 and December 31, 2019, respectively)	110,879	90,766
Foreign deposits:
Noninterest bearing	—	137
Interest bearing	5,743	4,658
Total deposits	150,328	119,693
Short-term borrowings (includes nil and $373 million designated under fair value option at September 30, 2020 and December 31, 2019, respectively)	5,515	3,659
Long-term debt (includes $9.8 billion and $10.3 billion designated under fair value option at September 30, 2020 and December 31, 2019, respectively)	20,048	26,697
Total debt	175,891	150,049
Trading liabilities	3,517	3,235
Interest, taxes and other liabilities	3,198	3,835
Total liabilities	182,606	157,119
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both September 30, 2020 and December 31, 2019)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both September 30, 2020 and December 31, 2019)	—	—
Additional paid-in capital	15,750	15,736
Retained earnings	491	1,534
Accumulated other comprehensive income (loss)	834	(279)
Total common equity	17,075	16,991
Total equity	18,340	18,256
Total liabilities and equity	$200,946	$175,375

(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at September 30, 2020 and December 31, 2019. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	September 30, 2020	December 31, 2019
	(in millions)
Assets
Other assets	$82	$98
Total assets	$82	$98
Liabilities
Interest, taxes and other liabilities	$19	$38
Total liabilities	$19	$38

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30,	2020	2019
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	15,746	15,734
Employee benefit plans	4	2
Balance at end of period	15,750	15,736
Retained earnings
Balance at beginning of period	303	1,690
Net income (loss)	188	(250)
Balance at end of period	491	1,440
Accumulated other comprehensive income (loss)
Balance at beginning of period	830	(55)
Other comprehensive income, net of tax	4	72
Balance at end of period	834	17
Total common equity	17,075	17,193
Total equity	$18,340	$18,458

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued) (UNAUDITED)
Nine Months Ended September 30,	2020	2019
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	15,736	18,136
Return of capital to parent	—	(2,400)
Employee benefit plans	14	—
Balance at end of period	15,750	15,736
Retained earnings
Balance at beginning of period	1,534	1,471
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on financial assets measured at amortized cost, net of tax	84	—
Cumulative effect adjustment to initially apply fair value option accounting election, as permitted under new accounting guidance, to certain student loans held for investment, net of tax	2	—
Reclassification from accumulated other comprehensive income (loss) of cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax	(2)	—
Cumulative effect adjustment to initially apply new accounting guidance for leases to recognize the previously deferred gain on the sale and leaseback of property, net of tax	—	27
Balance at beginning of period, adjusted	1,618	1,498
Net loss	(1,088)	(20)
Cash dividends declared on preferred stock	(39)	(38)
Balance at end of period	491	1,440
Accumulated other comprehensive income (loss)
Balance at beginning of period	(279)	(366)
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax	2	—
Balance at beginning of period, adjusted	(277)	(366)
Other comprehensive income, net of tax	1,111	383
Balance at end of period	834	17
Total common equity	17,075	17,193
Total equity	$18,340	$18,458

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2020	2019
	(in millions)
Cash flows from operating activities
Net loss	$(1,088)	$(20)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204	98
Goodwill impairment	784	365
Provision for credit losses	840	198
Net realized gains on securities available-for-sale	(111)	(76)
Net change in other assets and liabilities	(1,719)	1,677
Net change in loans held for sale:
Originations and purchases of loans held for sale	(2,401)	(2,181)
Sales and collections of loans held for sale	2,467	1,894
Net change in trading assets and liabilities	(5,020)	(7,175)
Lower of amortized cost or fair value adjustments on loans held for sale	25	(1)
Loss (gain) on instruments designated at fair value and related derivatives	(15)	45
Net cash used in operating activities	(6,034)	(5,176)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	(7,741)	1,905
Securities available-for-sale:
Purchases of securities available-for-sale	(20,749)	(21,323)
Proceeds from sales of securities available-for-sale	10,258	7,083
Proceeds from maturities of securities available-for-sale	7,006	5,989
Securities held-to-maturity:
Purchases of securities held-to-maturity	(515)	(683)
Proceeds from sales of securities held-to-maturity	340	—
Proceeds from maturities of securities held-to-maturity	3,193	1,974
Change in loans:
Originations, net of collections	1,216	(2,724)
Loans sold to third parties	656	589
Net cash used for acquisitions of properties and equipment	(5)	(31)
Net inflow related to the sale of certain private banking client relationships	—	1
Other, net	(198)	117
Net cash used in investing activities	(6,539)	(7,103)
Cash flows from financing activities
Net change in deposits	25,575	8,429
Debt:
Net change in short-term borrowings	1,856	4,768
Issuance of long-term debt	7,250	3,691
Repayment of long-term debt	(8,387)	(6,706)
Return of capital to parent	—	(2,400)
Other increases (decreases) in capital surplus	14	—
Dividends paid	(39)	(38)
Net cash provided by financing activities	26,269	7,744
Net change in cash and due from banks and interest bearing deposits with banks	13,696	(4,535)
Cash and due from banks and interest bearing deposits with banks at beginning of period	3,782	17,214
Cash and due from banks and interest bearing deposits with banks at end of period	$17,478	$12,679

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	10	12	Pension and Other Postretirement Benefits	50
2	Strategic Initiatives	11	13	Fee Income from Contracts with Customers	51
3	Trading Assets and Liabilities	12	14	Related Party Transactions	52
4	Securities	13	15	Business Segments	54
5	Loans	19	16	Retained Earnings and Regulatory Capital Requirements	58
6	Allowance for Credit Losses	30	17	Variable Interest Entities	59
7	Loans Held for Sale	36	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	62
8	Goodwill and Other Long-Lived Assets	37	19	Fair Value Measurements	67
9	Derivative Financial Instruments	38	20	Litigation and Regulatory Matters	83
10	Fair Value Option	44	21	New Accounting Pronouncements	84
11	Accumulated Other Comprehensive Income (Loss)	48

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

	Expected Charges in Connection with Restructuring Plan
	Minimum	Maximum
	(in millions)
Wealth and Personal Banking	$24	$28
Commercial Banking	8	10
Global Banking and Markets	90	110
Corporate Center(1)	288	332
Total	$410	$480

(1)Includes restructuring charges primarily related to lease impairment and other related costs, as well as severance costs associated with certain centralized activities and functions.
Our restructuring plan is moving forward, including consolidation of our wholesale and retail middle and back office functions, each under a single operations structure, simplification of our support service functions, the exit or transfer of certain derivative contracts, and the consolidation of our retail branch network and creation of our Wealth and Personal Banking business both of which were completed in the second quarter. During the three and nine months ended September 30, 2020, we recorded pre-tax charges in connection with our Restructuring Plan totaling $84 million and $244 million, respectively. While we remain committed to our multi-year strategic plan to re-profile our business, the timing of the strategic actions as outlined in our 2019 Form 10-K may be re-sequenced or delayed beyond 24 months as the circumstances around the coronavirus ("COVID-19") pandemic continue to develop. We continue to re-assess our strategic plan and may take additional actions in future periods.
The following table summarizes the changes in the liability associated with our Restructuring Plan during the three and nine months ended September 30, 2020:

	Severance and Other Employee Costs(1)	Lease Termination and Associated Costs(2)	Total
	(in millions)
Three Months Ended September 30, 2020
Restructuring liability at beginning of period	$22	$23	$45
Restructuring costs accrued during the period	13	4	17
Restructuring costs paid during the period	(12)	(3)	(15)
Restructuring liability at end of period	$23	$24	$47

Nine Months Ended September 30, 2020
Restructuring liability at beginning of period	$—	$—	$—
Restructuring costs accrued during the period	35	28	63
Restructuring costs paid during the period	(12)	(4)	(16)
Restructuring liability at end of period	$23	$24	$47

(1)Severance and other employee costs are included in salaries and employee benefits in the consolidated statement of income (loss). The majority of these costs were reported in the Wealth and Personal Banking and the Global Banking and Markets business segments. Not included in these costs are allocated severance costs from HSBC Technology & Services ("HTSU") discussed further below.
(2)Primarily includes real estate taxes, service charges and decommissioning costs. Lease termination and associated costs are included in occupancy expense, net in the consolidated statement of income (loss) and were reported in the Corporate Center business segment.

HSBC USA Inc.
In connection with the restructuring costs reflected above, during the first quarter of 2020, we determined that we would exit approximately 60 branches (in addition to the approximately 20 branches for which we disclosed plans to exit in the fourth quarter of 2019). As a result, we recorded impairment charges during the first quarter of 2020 to write down the lease right-of-use ("ROU") assets, net of estimated sublease income, by $52 million (which was reduced by $6 million during the second quarter of 2020) and to write down the leasehold improvement assets associated with these branches by $16 million based on their estimated remaining useful lives. The branches targeted for exit were closed by the end of the second quarter of 2020. During the third quarter of 2020, we recorded additional impairment charges of $7 million to write-down the lease ROU assets associated with certain office space that we determined we would exit. These impairment charges are reflected in occupancy expense, net in the consolidated statement of income (loss) and were reported in the Corporate Center business segment.
In addition, during the three and nine months ended September 30, 2020, we recorded $47 million and $57 million, respectively, of trading losses associated with the exit of certain derivative contracts as part of our Restructuring Plan. These losses are included in trading revenue in the consolidated statement income (loss) and were reported in the Global Banking and Markets business segment. During the third quarter of 2020, as part of our Restructuring Plan, we also began to transfer interest rate derivative contracts associated with Fixed Income activities to HSBC Bank plc. These activities are being consolidated in and operated from HSBC Bank plc to better utilize HSBC Group's global scale, which allows us to record revenue as a business introducer and hold fewer assets on our balance sheet. Transfers of interest rate derivative contracts with a notional value of $38.1 billion were completed during the third quarter of 2020 with the remainder of these contracts with a current notional value of up to $174.2 billion expected to be largely completed during the fourth quarter of 2020. The transferred derivatives were substantially fully collateralized which resulted in an immaterial impact on our consolidated balance sheet.
Our Restructuring Plan also resulted in costs being allocated to us from HTSU which are reflected in support services from HSBC affiliates in the consolidated statement of income (loss). During the three and nine months ended September 30, 2020, we recorded $13 million and $55 million, respectively, of allocated costs from HTSU, primarily severance costs as well as contract cancellation, equipment removal and other costs associated with the office space consolidation and branch exits discussed above. These costs were reported in the Corporate Center business segment.

HSBC USA Inc.
3.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Trading assets:
U.S. Treasury	$5,603	$6,763
U.S. Government agency issued or guaranteed	16	18
U.S. Government sponsored enterprises	177	20
Asset-backed securities	147	168
Corporate and foreign bonds	9,190	10,826
Equity securities	6,169	5,693
Precious metals	9,536	1,909
Derivatives, net	2,916	3,055
Total trading assets	$33,754	$28,452
Trading liabilities:
Securities sold, not yet purchased	$695	$1,182
Payables for precious metals	—	124
Derivatives, net	2,822	1,929
Total trading liabilities	$3,517	$3,235
At September 30, 2020 and December 31, 2019, the fair value of derivatives included in trading assets is net of $4,284 million and $2,538 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2020 and December 31, 2019, the fair value of derivatives included in trading liabilities is net of $3,308 million and $4,351 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.
4. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

September 30, 2020	Amortized Cost	Allowance for Credit Losses(1)	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$16,729	$—	$688	$(65)	$17,352
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,318	—	292	(1)	5,609
Collateralized mortgage obligations	1,014	—	16	(8)	1,022
Direct agency obligations	1,376	—	15	—	1,391
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	8,143	—	175	(2)	8,316
Collateralized mortgage obligations	2,318	—	31	(5)	2,344
Direct agency obligations	305	—	3	(1)	307
Asset-backed securities collateralized by:
Home equity	29	(2)	—	—	27
Other	115	—	—	(15)	100
Foreign debt securities(2)	4,854	—	6	—	4,860
Total available-for-sale securities	$40,201	$(2)	$1,226	$(97)	$41,328
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,293	$—	$49	$—	$1,342
Collateralized mortgage obligations	902	—	59	(1)	960
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,267	—	71	—	2,338
Collateralized mortgage obligations	5,752	—	240	—	5,992
Obligations of U.S. states and political subdivisions	10	(1)	1	—	10
Asset-backed securities collateralized by residential mortgages	2	(1)	1	—	2
Total held-to-maturity securities	$10,226	$(2)	$421	$(1)	$10,644

HSBC USA Inc.

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$16,219	$128	$(269)	$16,078
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,358	57	(13)	3,402
Collateralized mortgage obligations	345	3	(1)	347
Direct agency obligations	1,382	21	—	1,403
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,009	29	(41)	9,997
Collateralized mortgage obligations	741	10	(4)	747
Direct agency obligations	254	6	—	260
Asset-backed securities collateralized by:
Home equity	34	—	(2)	32
Other	108	3	—	111
Foreign debt securities(2)	3,282	4	—	3,286
Total available-for-sale securities	$35,732	$261	$(330)	$35,663
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,632	$22	$(1)	$1,653
Collateralized mortgage obligations	1,418	40	(4)	1,454
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,004	17	—	3,021
Collateralized mortgage obligations	7,227	85	(22)	7,290
Obligations of U.S. states and political subdivisions	10	1	—	11
Asset-backed securities collateralized by residential mortgages	2	—	—	2
Total held-to-maturity securities	$13,293	$165	$(27)	$13,431

(1)As discussed in Note 21, "New Accounting Pronouncements," beginning January 1, 2020, an allowance for credit losses is recognized for debt securities while, prior to January 1, 2020, debt securities were assessed for other-than-temporary impairment. At December 31, 2019, we did not consider any of our debt securities to be other-than-temporarily impaired.
(2)Foreign debt securities represent public sector entity, bank or corporate debt.
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

HSBC USA Inc.
In determining whether a credit loss component exists, we consider a series of factors which include:
•The extent to which the fair value is less than the amortized cost basis;
•The credit protection features embedded within the instrument, which includes but is not limited to credit subordination positions, payment structure, over collateralization, protective triggers and financial guarantees provided by third parties;
•Changes in the near term prospects of the issuer or the underlying collateral of a security such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;
•The level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and
•Any adverse change to the credit conditions of the issuer, the monoline insurer or the security such as credit downgrades by external rating agencies or changes to internal ratings.
At September 30, 2020 and January 1, 2020, the allowance for credit losses on securities available-for-sale was $2 million and $3 million, respectively.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at September 30, 2020 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
September 30, 2020	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	—	$—	$—	17	$(65)	$1,837
U.S. Government sponsored enterprises	12	(8)	1,031	10	(1)	48
U.S. Government agency issued or guaranteed	19	(8)	1,854	2	—	7
Asset-backed securities	3	(15)	100	2	—	—
Foreign debt securities	9	—	1,550	5	—	241
Securities available-for-sale	43	$(31)	$4,535	36	$(66)	$2,133
Gross unrealized losses improved as compared with December 31, 2019 due primarily to decreasing yields on U.S. Treasury and U.S. Government agency mortgage-backed securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At September 30, 2020, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.

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
At both September 30, 2020 and January 1, 2020, the allowance for credit losses on securities held-to-maturity was $2 million.
At September 30, 2020, none of our securities held-to-maturity were past due or in nonaccrual status.
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

At September 30, 2020	Investment Grade	Non-Investment Grade	Total
	(in millions)
U.S. Government sponsored enterprises	$2,195	$—	$2,195
U.S. Government agency issued or guaranteed	8,019	—	8,019
Obligations of U.S. states and political subdivisions	10	—	10
Asset-backed securities collateralized by residential mortgages	2	—	2
Total securities held-to-maturity	$10,226	$—	$10,226

HSBC USA Inc.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Gross realized gains	$53	$64	$140	$107
Gross realized losses	(1)	(18)	(29)	(31)
Net realized gains	$52	$46	$111	$76
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
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2020 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at September 30, 2020, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2020.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$1,123	.44%	$3,824	1.75%	$6,546	1.40%	$5,236	1.87%
U.S. Government sponsored enterprises	30	4.48	762	1.77	3,244	2.45	3,672	1.94
U.S. Government agency issued or guaranteed	—	—	98	1.82	1	7.87	10,667	2.19
Asset-backed securities	—	—	—	—	62	4.83	82	3.11
Foreign debt securities	3,203	.29	1,651	.95	—	—	—	—
Total amortized cost	$4,356	.35%	$6,335	1.55%	$9,853	1.77%	$19,657	2.06%
Total fair value	$4,362		$6,478		$10,425		$20,063
Held-to-maturity:
U.S. Government sponsored enterprises	$59	2.72%	$360	2.64%	$481	2.25%	$1,295	3.16%
U.S. Government agency issued or guaranteed	—	—	11	3.97	14	4.67	7,994	2.60
Obligations of U.S. states and political subdivisions	—	—	6	3.59	4	4.49	—	—
Asset-backed securities	—	—	—	—	—	—	2	7.01
Total amortized cost	$59	2.72%	$377	2.70%	$499	2.34%	$9,291	2.68%
Total fair value	$59		$390		$514		$9,681

HSBC USA Inc.
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Equity securities carried at fair value	$283	$283
Equity securities without readily determinable fair values	14	12
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
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $304 million and $559 million, respectively, at September 30, 2020 and $110 million and $559 million, respectively, at December 31, 2019.

5. Loans

Loans consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Commercial loans:
Real estate, including construction	$11,283	$11,501
Business and corporate banking(1)	15,164	13,479
Global banking(2)	15,505	17,915
Other commercial:
Affiliates(3)	1,180	2,343
Other	2,651	2,973
Total other commercial	3,831	5,316
Total commercial	45,783	48,211
Consumer loans:
Residential mortgages	18,439	17,801
Home equity mortgages	765	853
Credit cards	1,107	1,405
Other consumer(4)	315	283
Total consumer	20,626	20,342
Total loans	$66,409	$68,553

(1)Includes loans funded under the Paycheck Protection Program ("PPP") which totaled $1,186 million at September 30, 2020. PPP loans are fully guaranteed by the Small Business Administration, if certain conditions are met.
(2)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(3)See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
(4)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $34 million at September 30, 2020. See Note 10, "Fair Value Option," for further details.
Net deferred origination costs totaled $46 million and $79 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, we had a net unamortized premium on our loans of $9 million and $3 million, respectively.

HSBC USA Inc.
COVID-19 Loan Forbearance Initiatives We have implemented various loan modification programs to provide borrowers relief from the economic impacts of the COVID-19 pandemic. In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, which provides financial institutions with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings ("TDR Loans") from March 1, 2020 until the earlier of December 31, 2020 or 60 days following the termination of the presidentially declared national emergency. During the third quarter of 2020, we elected to adopt the TDR Loan guidance in the CARES Act and are not applying TDR Loan classification to COVID-19 related loan modifications in the form of a long-term payment deferral (for commercial loans all payment modifications, including all payment deferrals) granted to borrowers that were current (less than 30 days past due) as of December 31, 2019 which otherwise may have been reported as TDR Loans.
In April 2020, federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR Loans. Borrowers that do not meet the criteria in the CARES Act or the Interagency Statement are assessed for TDR Loan classification in accordance with our accounting policies.
In addition, under the Interagency Statement, for COVID-19 related loan modifications in the form of a payment deferral, the borrower’s past due status will not be impacted during the deferral period and, if the loan was accruing at the time the relief was granted, the loan will generally not be placed on nonaccrual status as long as the payment deferral is for six months or less. For consumer mortgage loans, when a borrower requests and is provided with extended relief in the form of a payment deferral of more than six months, the loan will generally be placed on nonaccrual status and, if the loan does not meet the criteria in the CARES Act, assessed for TDR Loan classification. Any accrued interest recorded on these loans is generally not reversed against income and will remain recorded as accrued interest receivable. We have not modified our commercial loan nonaccrual policies as a result of this guidance.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at September 30, 2020 and December 31, 2019. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current. For COVID-19 related loan modifications in the form of a payment deferral, the borrower’s past due status will not be impacted during the deferral period.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At September 30, 2020
Commercial loans:
Real estate, including construction	$47	$—	$47	$11,236	$11,283
Business and corporate banking	21	50	71	15,093	15,164
Global banking	—	7	7	15,498	15,505
Other commercial	70	—	70	3,761	3,831
Total commercial	138	57	195	45,588	45,783
Consumer loans:
Residential mortgages	364	349	713	17,726	18,439
Home equity mortgages	10	28	38	727	765
Credit cards	16	19	35	1,072	1,107
Other consumer	6	5	11	304	315
Total consumer	396	401	797	19,829	20,626
Total loans	$534	$458	$992	$65,417	$66,409
At December 31, 2019
Commercial loans:
Real estate, including construction	$7	$1	$8	$11,493	$11,501
Business and corporate banking	60	35	95	13,384	13,479
Global banking	—	—	—	17,915	17,915
Other commercial	22	—	22	5,294	5,316
Total commercial	89	36	125	48,086	48,211
Consumer loans:
Residential mortgages	342	272	614	17,187	17,801
Home equity mortgages	10	24	34	819	853
Credit cards	24	24	48	1,357	1,405
Other consumer	5	5	10	273	283
Total consumer	381	325	706	19,636	20,342
Total loans	$470	$361	$831	$67,722	$68,553

(1)      Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At September 30, 2020
Commercial:
Real estate, including construction	$13	$—	$2
Business and corporate banking	225	1	10
Global banking	363	—	115
Total commercial	601	1	127
Consumer:
Residential mortgages(1)(2)(3)	553	—	207
Home equity mortgages(1)(2)	42	—	31
Credit cards	—	19	—
Other consumer	—	2	—
Total consumer	595	21	238
Total nonperforming loans	$1,196	$22	$365
At December 31, 2019
Commercial:
Real estate, including construction	$6	$—	$3
Business and corporate banking	82	1	19
Global banking	149	—	117
Total commercial	237	1	139
Consumer:
Residential mortgages(1)(2)(3)	381	—	257
Home equity mortgages(1)(2)	46	—	32
Credit cards	—	24	—
Other consumer	—	5	—
Total consumer	427	29	289
Total nonperforming loans	$664	$30	$428

(1)    At September 30, 2020 and December 31, 2019, nonaccrual consumer mortgage loans include $324 million and $289 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. The decrease in nonaccrual consumer mortgage loans with no allowance for credit losses at September 30, 2020 reflects the impact of adopting new accounting guidance which requires expected recoveries related to subsequent increases in the fair value of collateral for collateral-dependent loans to be recognized in the allowance for credit losses beginning January 1, 2020. See Note 21, "New Accounting Pronouncements," for additional discussion.
(2)    Nonaccrual consumer mortgage loans include all loans which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent. At September 30, 2020, nonaccrual consumer mortgage loans also include $24 million of loans under COVID-19 related payment deferral programs where the borrowers were provided with extended payment deferral relief of more than six months and, as a result, have been placed on nonaccrual status.
(3)    Nonaccrual consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association. Repayment of these loans is predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our consumer loan portfolio.

HSBC USA Inc.
The following table provides additional information on our nonaccrual loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$10	$10	$29	$26
Interest income that was recorded on nonaccrual loans and included in interest income during the period	2	4	8	10
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
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At September 30, 2020 and December 31, 2019, we had collateral-dependent residential mortgage loans totaling $805 million and $803 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At September 30, 2020 and December 31, 2019, we had collateral-dependent commercial loans totaling $480 million and $227 million, respectively.
Troubled debt restructurings  TDR Loans, including beginning in 2020 loans which we reasonably expect to become TDR Loans, represent loans for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition.
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans, which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and the loan is upgraded, it is possible the loan will no longer be reported as a TDR Loan at the earliest one year after the restructure had been anticipated. During the three and nine months ended September 30, 2020, there were no commercial loans removed from TDR Loan classification. During the second quarter of 2019, a $12 million commercial loan met this criteria and was removed from TDR Loan classification.
As previously discussed, we have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of COVID-19. Substantially all of the loans under these programs are not classified as TDR Loans at September 30, 2020 due to our election to suspend TDR Loan classification under the CARES Act or their short-term nature as discussed under the Interagency Statement.

HSBC USA Inc.
The following table summarizes our TDR Loans at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in millions)
Commercial loans:
Business and corporate banking	$120	$36
Global banking	35	68
Total commercial(1)(2)	155	104
Consumer loans:
Residential mortgages(3)(4)	553	580
Home equity mortgages(3)(4)	31	32
Credit cards	5	4
Total consumer	589	616
Total TDR Loans(5)	$744	$720

(1)Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $99 million and $222 million at September 30, 2020 and December 31, 2019, respectively.
(2)Not included in the table at September 30, 2020 are $1,103 million of commercial loans that were exempted from TDR assessment due to our CARES Act election.
(3)At September 30, 2020 and December 31, 2019, the carrying value of consumer mortgage TDR Loans includes $490 million and $557 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
(4)Not included in the table at September 30, 2020 are $24 million of consumer mortgage loans under COVID-19 related payment deferral programs where the borrowers were provided with extended payment deferral relief of more than six months that were exempted from TDR assessment due to our CARES Act election.
(5)At September 30, 2020 and December 31, 2019, the carrying value of TDR Loans includes $359 million and $230 million, respectively, of loans which are classified as nonaccrual.
The following table presents information about loans which were modified during the three and nine months ended September 30, 2020 and 2019 and as a result of this action became classified as TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Commercial loans:
Business and corporate banking	$41	$—	$45	$—
Global banking	—	—	44	—
Total commercial	41	—	89	—
Consumer loans:
Residential mortgages	20	2	27	3
Home equity mortgages	—	—	2	—
Credit cards	1	1	3	3
Total consumer	21	3	32	6
Total	$62	$3	$121	$6
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and nine months ended September 30, 2020 was 1.80 percent and 2.14 percent, respectively, compared with 3.12 percent and 2.53 percent, during the three and nine months ended September 30, 2019, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Consumer loans:
Residential mortgages	$2	$—	$3	$3
Total consumer	$2	$—	$3	$3
During the three and nine months ended September 30, 2020 and 2019, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.
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

HSBC USA Inc.
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of September 30, 2020 and in total as of December 31, 2019:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Real estate, including construction:
Special mention	$—	$290	$244	$81	$45	$312	$—	$—	$972	$516
Substandard	—	130	—	122	—	52	—	—	304	203
Doubtful	—	—	—	—	—	25	—	—	25	—
Total real estate, including construction	—	420	244	203	45	389	—	—	1,301	719
Business and corporate banking:
Special mention	1	91	39	13	43	489	736	59	1,471	467
Substandard	—	71	25	23	1	124	442	1	687	386
Doubtful	—	—	—	—	—	31	125	—	156	23
Total business and corporate banking	1	162	64	36	44	644	1,303	60	2,314	876
Global banking:
Special mention	—	—	—	—	—	128	486	—	614	184
Substandard	—	—	62	—	—	1	79	—	142	196
Doubtful	—	—	—	—	—	137	101	—	238	15
Total global banking	—	—	62	—	—	266	666	—	994	395
Other commercial:
Special mention	—	—	—	—	—	55	40	—	95	11
Substandard	—	—	—	—	—	70	—	—	70	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total other commercial	—	—	—	—	—	125	40	—	165	11
Total commercial:
Special mention	1	381	283	94	88	984	1,262	59	3,152	1,178
Substandard	—	201	87	145	1	247	521	1	1,203	785
Doubtful	—	—	—	—	—	193	226	—	419	38
Total commercial	$1	$582	$370	$239	$89	$1,424	$2,009	$60	$4,774	$2,001

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2020 and in total as of December 31, 2019:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Real estate, including construction:
Performing loans	$549	$3,909	$3,114	$1,413	$267	$1,915	$81	$22	$11,270	$11,495
Nonaccrual loans	—	—	—	—	1	12	—	—	13	6
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—	—
Total real estate, including construction	549	3,909	3,114	1,413	268	1,927	81	22	11,283	11,501
Business and corporate banking:
Performing loans	1,182	647	252	295	166	4,324	7,721	351	14,938	13,396
Nonaccrual loans	—	15	13	59	—	18	119	1	225	82
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1	1
Total business and corporate banking	1,182	662	265	354	166	4,342	7,841	352	15,164	13,479
Global banking:
Performing loans	283	724	203	100	105	6,681	7,046	—	15,142	17,766
Nonaccrual loans	—	—	4	131	—	—	228	—	363	149
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—	—
Total global banking	283	724	207	231	105	6,681	7,274	—	15,505	17,915
Other commercial:
Performing loans	52	424	241	112	118	700	2,184	—	3,831	5,316
Nonaccrual loans	—	—	—	—	—	—	—	—	—	—
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—	—
Total other commercial	52	424	241	112	118	700	2,184	—	3,831	5,316
Total commercial:
Performing loans	2,066	5,704	3,810	1,920	656	13,620	17,032	373	45,181	47,973
Nonaccrual loans	—	15	17	190	1	30	347	1	601	237
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1	1
Total commercial	$2,066	$5,719	$3,827	$2,110	$657	$13,650	$17,380	$374	$45,783	$48,211

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table shows the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2020 and in total as of December 31, 2019:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Real estate, including construction:
Investment grade	$357	$1,368	$1,216	$529	$180	$832	$6	$—	$4,488	$6,332
Non-investment grade	192	2,541	1,898	884	88	1,095	75	22	6,795	5,169
Total real estate, including construction	549	3,909	3,114	1,413	268	1,927	81	22	11,283	11,501
Business and corporate banking:
Investment grade	346	267	44	49	27	1,795	2,415	73	5,016	6,029
Non-investment grade	836	395	221	305	139	2,547	5,426	279	10,148	7,450
Total business and corporate banking	1,182	662	265	354	166	4,342	7,841	352	15,164	13,479
Global banking:
Investment grade	218	691	49	231	29	4,769	5,228	—	11,215	12,981
Non-investment grade	65	33	158	—	76	1,912	2,046	—	4,290	4,934
Total global banking	283	724	207	231	105	6,681	7,274	—	15,505	17,915
Other commercial:
Investment grade	45	142	126	105	110	603	1,821	—	2,952	4,649
Non-investment grade	7	282	115	7	8	97	363	—	879	667
Total other commercial	52	424	241	112	118	700	2,184	—	3,831	5,316
Total commercial:
Investment grade	966	2,468	1,435	914	346	7,999	9,470	73	23,671	29,991
Non-investment grade	1,100	3,251	2,392	1,196	311	5,651	7,910	301	22,112	18,220
Total commercial	$2,066	$5,719	$3,827	$2,110	$657	$13,650	$17,380	$374	$45,783	$48,211
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2020 and in total as of December 31, 2019:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Sep. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Residential mortgages(1)(2)	$7	$20	$21	$24	$25	$334	$—	$431	$350
Home equity mortgages(1)(2)	—	—	—	—	—	31	—	31	25
Credit cards							25	25	34
Other consumer	1	—	—	—	—	4	2	7	7
Total consumer	$8	$20	$21	$24	$25	$369	$27	$494	$416

(1)At September 30, 2020 and December 31, 2019, consumer mortgage loan delinquency includes $283 million and $256 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At September 30, 2020 and December 31, 2019, consumer mortgage loans include $115 million and $142 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2020 and in total as of December 31, 2019:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Sep. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Residential mortgages:
Performing loans	$3,526	$2,603	$1,504	$1,751	$2,053	$6,449	$—	$17,886	$17,420
Nonaccrual loans	20	35	27	38	31	402	—	553	381
Total residential mortgages	3,546	2,638	1,531	1,789	2,084	6,851	—	18,439	17,801
Home equity mortgages:
Performing loans	42	54	39	37	48	503	—	723	807
Nonaccrual loans	—	—	1	—	—	41	—	42	46
Total home equity mortgages	42	54	40	37	48	544	—	765	853
Credit cards:
Performing loans	—	—	—	—	—	—	1,088	1,088	1,381
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	19	19	24
Total credit cards	—	—	—	—	—	—	1,107	1,107	1,405
Other consumer:
Performing loans	73	45	1	—	5	132	57	313	278
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2	5
Total other consumer	73	45	1	—	5	132	59	315	283
Total consumer:
Performing loans	3,641	2,702	1,544	1,788	2,106	7,084	1,145	20,010	19,886
Nonaccrual loans	20	35	28	38	31	443	—	595	427
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	21	21	29
Total consumer	$3,661	$2,737	$1,572	$1,826	$2,137	$7,527	$1,166	$20,626	$20,342
Troubled debt restructurings  The following table summarizes TDR Loans in our consumer loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2020 and in total as of December 31, 2019:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Sep. 30, 2020	Total at Dec. 31, 2019
	(in millions)
Residential mortgages	$—	$2	$2	$1	$2	$546	$—	$553	$580
Home equity mortgages	—	—	—	—	—	31	—	31	32
Credit cards	—	—	—	—	—	—	5	5	4
Total consumer	$—	$2	$2	$1	$2	$577	$5	$589	$616
Concentration of Credit Risk  At September 30, 2020 and December 31, 2019, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,473 million and $3,362 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Methodology HUSI has adopted the use of a minimum of three forward-looking economic scenarios, representative of management's view of forecasted economic conditions, sufficient to calculate unbiased expected loss in most economic environments. They represent a 'most likely outcome' (the "Central scenario") and two less likely 'outer' scenarios, referred to as the "Upside scenario" and the "Downside scenario". Each scenario is assigned a weighting with the significant majority of the weighting placed on the Central scenario and lower equal weights placed on the Upside and Downside scenarios. This weighting is deemed appropriate for the estimation of lifetime ECL in most economic environments, unless determined otherwise. See Updates to Economic Scenarios and Other Changes During the Nine Months Ended September 30, 2020 below for further discussion. Key Central scenario assumptions are set using the average of forecasts of external economists, helping to ensure the scenarios are unbiased and maximize the use of independent information, except when in management's judgment it is believed not to be representative of the current economic environment. The Central, Upside and Downside scenarios selected with reference to external forecast distributions using the above approach are termed the "Consensus Economic Scenarios". We have determined that two years is a reasonable and supportable forecast period for the Consensus Economic Scenarios. At the end of the two year reasonable and supportable forecast period, assumption variables start to revert to their 20-year average of historical values over a reversion period. The reversion period for most assumption variables is generally three years, but is longer in some specific cases. The reversion path for this period is linear in the Central scenario for all variables. The reversion path for variables in the Upside and Downside scenarios is generally non-linear.
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

HSBC USA Inc.
between the Central scenario and the Upside and Downside scenarios is held constant with that observed at the last full scenario generation.
We recognize that the Consensus Economic Scenario approach using three scenarios may be insufficient in certain economic environments. Additional analysis may be requested at management's discretion. This may result in a change to the weighting assigned to the three scenarios or the inclusion of additional scenarios.
We exclude from our lifetime ECL calculation financial assets which qualify for the Zero Expected Credit Loss Exception. As a result, no allowance for credit losses is recorded for these financial assets. We have identified the following types of financial assets which we believe qualify for this exclusion:
•U.S. Treasury securities;
•U.S. Government agency issued or guaranteed securities;
•U.S. Government sponsored enterprises securities;
•G10 sovereign foreign debt securities;
•Interest bearing deposits held with the Federal Reserve Bank; and
•Loans guaranteed by a U.S. Government agency or U.S. Government sponsored enterprise, including PPP loans.
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
Description of Consensus Economic Scenarios Adopted on January 1, 2020 The following discussion summarizes the key macroeconomic variable forecasts in the Central, Upside and Downside scenarios at January 1, 2020. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL. While macroeconomic assumptions have changed significantly during the first nine months of 2020, the following scenarios are being provided to explain the impact of adopting the Consensus Economic Scenarios on January 1, 2020.
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
Updates to Economic Scenarios and Other Changes During the Nine Months Ended September 30, 2020 As a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic during the first quarter of 2020 and the

HSBC USA Inc.
related increase in economic uncertainty given the rapidly changing economic impact, we determined that the Consensus Economic Scenarios described above were no longer representative of management's view of forecasted economic conditions and, as a result, three new COVID-19 forward-looking economic scenarios were developed and utilized for estimating lifetime ECL at March 31, 2020. The three new COVID-19 scenarios, referred to as mild, moderate and severe, were assigned weightings with the majority of the weighting placed on the mild scenario and progressively lower weights placed on the moderate and severe scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL under conditions at that time.
During the second quarter of 2020, economic conditions remained weak and economic uncertainty caused by the COVID-19 pandemic continued to remain high. As a result, we updated our Upside and Downside scenarios, in addition to updating our Central scenario, to reflect management's current view of forecasted economic conditions and utilized the three updated Consensus Economic Scenarios for estimating lifetime ECL at June 30, 2020. In addition, given the high level of economic uncertainty, we developed and utilized a fourth scenario, referred to as the "Alternative Downside scenario", to reflect the possibility that the adverse impact associated with the deterioration in economic conditions could manifest itself over a far longer period of time. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario and lower equal weights placed on the Upside and Alternative Downside scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL under conditions at that time.
During the third quarter of 2020, economic conditions rebounded partially while economic uncertainty caused by the COVID-19 pandemic continued to remain high. As a result, we updated our three Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at September 30, 2020. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario and lower equal weights placed on the Upside and Alternative Downside scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the key macroeconomic variable forecasts in the Central, Upside, Downside and Alternative Downside scenarios at September 30, 2020.
In the Central scenario, GDP continues to expand in the fourth quarter of 2020 and through 2021 under the assumption of a phased re-opening of the economy. With the economic recovery, the unemployment rate gradually declines after peaking in the second quarter of 2020. The residential housing market continues its growth into the fourth quarter of 2020, driven by low interest rates and demand from people who need more space to work from home. In the financial markets, the federal funds rate remains at the lowest level for an extended period of time and the 10-year U.S. Treasury yield slowly climbs.
In the Upside scenario, the re-opening of the economy is expected to proceed at a faster pace than in the Central scenario. As a result, the economy rebounds stronger and the unemployment rate falls faster. Home price appreciation gradually picks up reaching its pre-COVID-19 level in late 2021. In this scenario, the equity price index returns to its pre-COVID-19 level by the end of 2020, but the 10-year U.S. Treasury yield stays at a low level during the next two years.
In the Downside scenario, the re-opening of the economy is delayed due to a rapid rise of COVID-19 cases. In this scenario, the economic recovery is quite anemic, with the unemployment rate staying at double digits through the third quarter of 2021. The residential housing market slowly loses its momentum due to weakness in the labor market and the commercial real estate market suffers a heavier blow than the residential housing market. The equity price index in this scenario loses more than half of its value by the end of 2022, driven by disappointing corporate earnings, and the FRB keeps its policy rate at the lowest level for the next two years.
In the Alternative Downside scenario, economic recessions re-emerge in both 2021 and 2022, under the assumption that no vaccine or effective treatment for COVID-19 can be broadly distributed. An extended period of economic contraction and stagnation keeps the unemployment rate at a very high level, which pressures residential housing prices to fall further. At the same time, contracting corporate activities pushes the commercial real estate market into a severe downturn. Volatility in the financial markets remains extremely high until the end of 2021, widening corporate credit spreads substantially. Flight to safe haven assets pushes the 10-year U.S. Treasury yield to negative territory in 2021 in this scenario
In addition to the updates to the economic scenarios, during the three months ended September 30, 2020, we increased our management judgment allowance for risk factors associated with higher risk client and industry exposures in our commercial loan portfolio that are not fully captured in the models. This increase was partially offset by a decrease in our management judgment allowance for risk factors associated with large loan exposures in our commercial loan portfolio, reflecting the partial rebound in economic conditions. In the year-to-date period, we increased our management judgment allowance for risk factors associated with higher risk client and industry exposures as well as large loan exposures in our commercial loan portfolio, reflecting an overall increase in projected lifetime large loan defaults. In addition, we recorded a management judgment allowance during the three months ending September 30, 2020 for risk factors associated with forbearance accounts in our consumer loan portfolio that are not fully captured in the models.

HSBC USA Inc.
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
Calculation of Lifetime ECL
Commercial loans Commercial loans are monitored on a continuous basis with a formal assessment completed, at a minimum, annually. As part of this process, a credit rating and loss given default ("LGD") are assigned and serve as the basis for establishing an allowance for these loans' expected balance at default ("EAD") based on a probability of default ("PD") estimate associated with each credit rating under our credit risk policies. In assigning the credit ratings to a particular loan, among the risk factors considered are the obligor's debt capacity and financial position, the level of earnings, the amount and sources for repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates. We utilize a consistent methodology for the application of forward economic guidance ("FEG") into the calculation of lifetime ECL by incorporating FEG into the estimation of the term structure of PD and LGD. For PDs, we consider the correlation of FEG to default rates for a particular industry. For LGDs, we consider the correlation of FEG to collateral values and realization rates for a particular industry and if applicable, country which is adjusted for recoveries. Our PD estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like S&P ratings and default rates. PDs and LGDs are estimated for the entire term structure of the loan. Credit Review, a function independent of the business, provides an on-going assessment of lending activities that includes independently assessing credit ratings and LGD estimates for sampled credits across various portfolios.
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
Consumer loans For pools of homogeneous consumer loans and certain small business loans, we estimate lifetime ECL using a component based framework based on PD, LGD and EAD that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off based upon a forward-looking view of macro-economic expectations that impact a lifetime ECL and historical experience. The impact of FEG on PD is modeled at the loan or segment level depending on the portfolio. Historic relationships between observed default rates and macroeconomic variables are integrated

HSBC USA Inc.
into lifetime ECL estimates by leveraging economic response models. The impact of FEG on PD is modeled over a period equal to the remaining maturity of the underlying loans. The impact on LGD is modeled for mortgage portfolios by forecasting future loan-to-value ("LTV") profiles for the remaining maturity of the loans by leveraging national forecasts of the house price index ("HPI") and applying the corresponding LGD expectation. The models consider delinquency status, loss experience and severity, and take into account where borrowers have historically filed for bankruptcy or have been subject to account management actions, such as the re-age or modification of accounts. Expected loss severity is based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information.
The lifetime ECL recognized for consumer loans considers the effect on lifetime ECL over a range of potential outcomes, calculated on a probability-weighted basis, based on the economic scenarios described above, including management judgment where required. Management judgment reflects consideration of risk factors that are considered likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience as well as where the models used to generate the reserves do not produce an estimate that is sufficient to encompass the current view of lifetime ECL. In making this determination, we consider the characteristics of our portfolio and any other significant factors that are relevant. Factors that are relevant to determining the expected collectability of our consumer loan portfolio include, but are not limited to, changes in risk selection or underwriting standards, changes in collection, account management, charge-off and recovery practices and changes in loan concentrations affecting either the frequency or severity of losses.
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
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	September 30, 2020	January 1, 2020	December 31, 2019
	(in millions)
Allowance for credit losses:
Loans	$1,084	$467	$637
Securities held-to-maturity(1)	2	2	—
Other financial assets measured at amortized cost(2)	3	3	—
Securities available-for-sale(1)	2	3	—
Total allowance for credit losses	$1,091	$475	$637

Liability for off-balance sheet credit exposures	$225	$158	$104

(1)See Note 4, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.

HSBC USA Inc.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three and nine months ended September 30, 2020 and 2019:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended September 30, 2020
Allowance for credit losses – beginning of period	$120	$434	$424	$5	$(19)	$16	$190	$22	$1,192
Provision charged (credited) to income	43	(36)	(103)	3	12	(1)	(2)	9	(75)
Charge-offs	(12)	(2)	(1)	—	(1)	(1)	(23)	(4)	(44)
Recoveries	—	5	—	—	3	1	2	—	11
Net (charge-offs) recoveries	(12)	3	(1)	—	2	—	(21)	(4)	(33)
Allowance for credit losses – end of period	$151	$401	$320	$8	$(5)	$15	$167	$27	$1,084

Three Months Ended September 30, 2019
Allowance for credit losses – beginning of period	$149	$251	$110	$9	$11	$7	$71	$5	$613
Provision charged (credited) to income	27	32	1	—	(1)	(1)	34	2	94
Charge-offs	—	(18)	—	—	(1)	(1)	(17)	—	(37)
Recoveries	—	2	—	—	2	1	1	—	6
Net (charge-offs) recoveries	—	(16)	—	—	1	—	(16)	—	(31)
Allowance for credit losses – end of period	$176	$267	$111	$9	$11	$6	$89	$7	$676

Nine Months Ended September 30, 2020
Allowance for credit losses – beginning of period	$153	$239	$106	$9	$12	$6	$105	$7	$637
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses	(112)	(60)	51	(5)	(86)	7	32	3	(170)
Allowance for credit losses – beginning of period, adjusted	41	179	157	4	(74)	13	137	10	467
Provision charged (credited) to income	122	283	183	3	62	1	96	24	774
Charge-offs	(12)	(69)	(20)	—	(1)	(3)	(71)	(8)	(184)
Recoveries	—	8	—	1	8	4	5	1	27
Net (charge-offs) recoveries	(12)	(61)	(20)	1	7	1	(66)	(7)	(157)
Allowance for credit losses – end of period	$151	$401	$320	$8	$(5)	$15	$167	$27	$1,084

Nine Months Ended September 30, 2019
Allowance for credit losses – beginning of period	$116	$219	$108	$15	$13	$7	$58	$5	$541
Provision charged (credited) to income	60	67	6	(6)	(1)	(1)	69	4	198
Charge-offs	—	(22)	(3)	—	(8)	(3)	(42)	(3)	(81)
Recoveries	—	3	—	—	7	3	4	1	18
Net (charge-offs) recoveries	—	(19)	(3)	—	(1)	—	(38)	(2)	(63)
Allowance for credit losses – end of period	$176	$267	$111	$9	$11	$6	$89	$7	$676

HSBC USA Inc.
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Balance at beginning of period	$253	$90	$104	$96
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses	—	—	54	—
Balance at beginning of period, adjusted	253	90	158	96
Provision charged (credited) to income	(28)	(1)	67	(7)
Balance at end of period	$225	$89	$225	$89
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

September 30, 2020
(in millions)
Accrued interest receivables:
Loans	$152
Securities held-to-maturity	26
Other financial assets measured at amortized cost	1
Securities available-for-sale	104
Total accrued interest receivables	283
Allowance for credit losses	2
Accrued interest receivables, net	$281
During the three and nine months ended September 30, 2020, we charged-off accrued interest receivables by reversing interest income for loans of $1 million and $5 million, respectively.

7. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Commercial loans:
Real estate, including construction	$10	$83
Business and corporate banking	—	35
Global banking	183	94
Total commercial	193	212
Consumer loans:
Residential mortgages	89	77
Total consumer	89	77
Total loans held for sale	$282	$289
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $41 million and $178 million at September 30, 2020 and December 31, 2019, respectively. See Note 10, "Fair Value Option," for additional information.

HSBC USA Inc.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $152 million and $34 million at September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, we recorded $16 million and $25 million, respectively, of lower of amortized cost or fair value adjustments associated with the write-down of commercial loans held for sale as a component of other income (loss) in the consolidated statement of income (loss) compared with recording no lower of amortized cost or fair value adjustments on commercial loans held for sale during both the three and nine months ended September 30, 2019.
Consumer Loans Included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income (loss).
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for agency-eligible residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income (loss), was nil and a loss of $1 million during the three and nine months ended September 30, 2020, respectively, compared with income of $1 million and a loss of $1 million during the three and nine months ended September 30, 2019, respectively.
Valuation Allowances Excluding the commercial loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was nil and $2 million at September 30, 2020 and December 31, 2019, respectively. The valuation allowance on commercial loans held for sale was $17 million and nil at September 30, 2020 and December 31, 2019, respectively.

8. Goodwill and Other Long-Lived Assets

Goodwill was $458 million and $1,242 million at September 30, 2020 and December 31, 2019, respectively. Goodwill for these periods reflects accumulated impairment losses of $1,819 million and $1,035 million, respectively.
During the first quarter of 2020, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic across the globe, including into the United States, and its impact on our businesses including changes to the interest rate environment as a result of recent FRB actions to combat the economic effects of the virus and the amount of headroom calculated in our previous annual impairment test for certain reporting units, we determined that it was more likely than not that the fair value of one or more of our reporting units was lower than their carrying amounts, including goodwill. Based on this analysis, we determined that an interim goodwill impairment test should be performed for all of our reporting units as of March 31, 2020 and prepared updated cash flow projections for each reporting unit, resulting in a reduction in the long-term forecasts of profitability for both our Retail Banking and Wealth Management and our Private Banking reporting units as compared to the prior year forecasts. These projections were reviewed by senior management in connection with the preparation of our first quarter financial statements and it was determined that these forecasts represent our current best estimate of future profitability and would be used to conduct our interim impairment test. We completed our interim impairment test of goodwill utilizing cash flow projections based on these forecasts under a present value approach and, in conjunction with valuation estimates determined under a market approach, concluded that the fair value of our Commercial Banking reporting unit exceeded its carrying value, including goodwill. However, the cash flow projections for our Retail Banking and Wealth Management and our Private Banking reporting units were significantly lower which, in conjunction with valuation estimates under a market approach and in consideration of a challenging macroeconomic outlook, resulted in a fair value that was significantly lower than their book values, including goodwill. As a result, we recorded a non-cash impairment charge of $784 million in the first quarter of 2020, representing the entire amount of goodwill previously allocated to these reporting units. Beginning in the second quarter of 2020, our Retail Banking and Wealth Management and our Private Banking reporting units are being reported together within a newly created Wealth and Personal Banking segment for segment reporting purposes. As discussed in our 2019 Form 10-K, our goodwill impairment testing is highly sensitive to certain assumptions and estimates used.
During the third quarter of 2020, we completed our annual impairment test of goodwill and determined that the fair value of our Commercial Banking reporting unit exceeded its carrying value, including goodwill.
During the third quarter of 2019, we completed our annual impairment test of goodwill and determined that the fair value of our Commercial Banking and Private Banking reporting units exceeded or approximated their carrying values, including goodwill. However, the cash flow projections for our Retail Banking and Wealth Management reporting unit were significantly lower than previous estimates due to changes in circumstances at that time, in particular changes to the interest rate environment as a result of slowing economic growth along with various revenue headwinds such as increased competition for deposits and a shift

HSBC USA Inc.
in demand to lower fee wealth products, as well as higher levels of allocated capital which, in conjunction with valuation estimates determined under a market approach, resulted in a fair value that was significantly lower than its book value, including goodwill. As a result, we recorded a non-cash impairment charge of $365 million, representing a portion of the $737 million of goodwill previously allocated to this reporting unit.
Other Long-Lived Assets In September 2020, in connection with the development of our 2021 five-year operating plan, we prepared updated cash flow projections for our Wealth and Personal Banking, Commercial Banking and Global Banking and Markets business segments. These updated cash flows reflected a continued decline in forecasted profitability driven by an expected longer-term adverse impact to the business climate as a result of the COVID-19 pandemic. As a result, we tested long-lived assets comprising capitalized software, property, plant and equipment and operating lease right of use assets for impairment at September 30, 2020. The recoverability test was performed at the business segment level which is the lowest level for which cash flows are available. We concluded that the undiscounted cash flow projections based on these business forecasts exceeded carrying value in all cases.

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

HSBC USA Inc.

	September 30, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$—	$1	$—	$1
Bilateral OTC(2)	—	6	—	164
Interest rate contracts	—	7	—	165
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	11	16	16	20
Interest rate contracts - bilateral OTC(2)	—	—	—	1
Total derivatives accounted for as hedges	11	23	16	186
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	11	8	110	3
OTC-cleared(2)	94	—	167	29
Bilateral OTC(2)	7,496	8,041	11,990	13,324
Interest rate contracts(4)	7,601	8,049	12,267	13,356
Exchange-traded(2)	—	1	80	—
OTC-cleared (2)	—	34	—	—
Bilateral OTC(2)	15,583	14,267	16,440	15,786
Foreign exchange contracts	15,583	14,302	16,520	15,786
Equity contracts - Bilateral OTC(2)	4,335	4,410	3,753	3,993
Exchange-traded(2)	6	104	71	80
Bilateral OTC(2)	1,834	1,690	1,087	1,309
Precious metals contracts	1,840	1,794	1,158	1,389
OTC-cleared(2)	118	—	1	—
Bilateral OTC(2)	546	626	1,138	1,024
Credit contracts	664	626	1,139	1,024
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	97	1	128	51
Foreign exchange contracts - bilateral OTC(2)	—	2	—	—
Equity contracts - bilateral OTC(2)	1,023	258	1,354	75
OTC-cleared(2)	—	7	—	—
Bilateral OTC(2)	1	51	—	44
Credit contracts	1	58	—	44
Other contracts - bilateral OTC(2)(5)	9	68	10	85
Total derivatives	31,164	29,591	36,345	35,989
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(6)(8)	23,315	23,315	29,510	29,510
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(7)(8)	4,901	3,308	3,683	4,390
Net amounts of derivative assets / liabilities presented in the balance sheet	2,948	2,968	3,152	2,089
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	584	824	891	553
Net amounts of derivative assets / liabilities	$2,364	$2,144	$2,261	$1,536

(1)Derivative assets / liabilities related to cash flow hedges, fair value hedges and derivative instruments held for purposes other than for trading are recorded in other assets / interest, taxes and other liabilities on the consolidated balance sheet.
(2)Over-the-counter ("OTC") derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements. OTC-cleared derivatives are executed bilaterally in the OTC market but then novated to a central clearing counterparty, whereby the central clearing counterparty becomes the counterparty to each of the original counterparties. Exchange traded derivatives are executed directly on an organized exchange. Credit risk is minimized for OTC-cleared derivatives and exchange traded derivatives through daily margining requirements. In addition, OTC-cleared interest rate and credit derivatives with certain central clearing counterparties are settled daily.
(3)Trading related derivative assets / liabilities are recorded in trading assets / trading liabilities on the consolidated balance sheet.
(4)The decreases in interest rate derivative assets and liabilities at September 30, 2020 primarily reflects reduced positions driven by the exit or transfer of certain contracts as part of our Restructuring Plan. See Note 2, "Strategic Initiatives," for additional information.

HSBC USA Inc.
(5)Consists of swap agreements entered into in conjunction with the sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares").
(6)Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.
(7)Represents the netting of cash collateral posted and received by counterparty under enforceable netting agreements.
(8)Netting is performed at a counterparty level in cases where enforceable master netting agreements are in place, regardless of the type of derivative instrument. Therefore, we have not allocated netting to the different types of derivative instruments shown in the table above.
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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at September 30, 2020 and December 31, 2019, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At September 30, 2020
Securities available-for-sale ("AFS")	$9,024	$963	$763	$1,726
Deposits(2)	5,252	252	—	252
Long-term debt	2,244	260	(16)	244
At December 31, 2019
Securities AFS	7,277	554	428	982
Long-term debt	10,975	285	(32)	253

(1)The carrying amount of securities AFS represents the amortized cost basis.
(2)During the first nine months of 2020, $5.0 billion of fixed-rate senior debt obligations issued to HSBC North America were recharacterized as time deposits. The cumulative amount of fair value hedging adjustments associated with this debt was reclassified to deposits. See Note 14, "Related Party Transactions," for additional information.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended September 30, 2020
Interest rate contracts / Securities AFS	Net interest income	$182	$(135)
Interest rate contracts / Deposits	Net interest income	33	(69)
Interest rate contracts / Long-term debt	Net interest income	(56)	32
Total		$159	$(172)

Three Months Ended September 30, 2019
Interest rate contracts / Securities AFS	Net interest income	$(327)	$415
Interest rate contracts / Long-term debt	Net interest income	51	(173)
Total		$(276)	$242

Nine Months Ended September 30, 2020
Interest rate contracts / Securities AFS	Net interest income	$(962)	$1,095
Interest rate contracts / Deposits	Net interest income	153	(250)
Interest rate contracts / Long-term debt	Net interest income	171	(258)
Total		$(638)	$587

Nine Months Ended September 30, 2019
Interest rate contracts / Securities AFS	Net interest income	$(988)	$1,253
Interest rate contracts / Long-term debt	Net interest income	288	(662)
Total		$(700)	$591

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
At September 30, 2020, active cash flow hedge relationships extend or mature through March 2023. During the three and nine months ended September 30, 2020, respectively, $1 million and $11 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $8 million and $27 million during the three and nine months ended September 30, 2019, respectively. During the next twelve months, we expect to amortize $11 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their locations on the consolidated statement of income (loss):

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2020	2019		2020	2019
	(in millions)
Three Months Ended September 30,
Foreign exchange contracts	$—	$1	Net interest income	$—	$—
Interest rate contracts	(14)	(22)	Net interest income	(1)	(8)
Total	$(14)	$(21)		$(1)	$(8)

Nine Months Ended September 30,
Foreign exchange contracts	$—	$2	Net interest income	$—	$—
Interest rate contracts	99	(17)	Net interest income	(11)	(27)
Total	$99	$(15)		$(11)	$(27)
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
Our non-qualifying hedging and other activities include:
•Derivative contracts related to the fixed-rate long-term debt issuances and hybrid instruments, including all structured notes and deposits, for which we have elected fair value option accounting. These derivative contracts are non-qualifying hedges but are considered economic hedges.
•Credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss).
•Swap agreements entered into in conjunction with the sales of Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A common shares ("Class A Shares"). See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for additional information.
•Forward purchases or sales of to-be-announced ("TBA") securities used to economically hedge changes in the fair value of agency-eligible residential mortgage loans held for sale attributable to changes in market interest rates. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in other income (loss). See Note 7, "Loans Held for Sale," for additional information.
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(in millions)
Interest rate contracts	Trading revenue	$773	$(77)	$655	$(192)
Foreign exchange contracts	Trading revenue	(355)	(7)	(1,164)	232
Equity contracts	Trading revenue	(385)	11	683	(139)
Precious metals contracts	Trading revenue	67	36	450	89
Credit contracts	Trading revenue	16	(179)	(606)	(446)
Total		$116	$(216)	$18	$(456)
The significant gains and losses recognized in trading revenue on derivatives during the three and nine months ended September 30, 2020 primarily reflects the impact of market volatility driven by the COVID-19 pandemic.
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(13)	$131	$256	$467
Interest rate contracts	Other income (loss)	—	1	(1)	(1)
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	(4)	(2)	(4)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	306	68	(307)	1,306
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	—	37	—
Credit contracts	Other income (loss)	(15)	(3)	(2)	(17)
Other contracts(1)	Other income (loss)	(2)	(4)	(3)	(13)
Total		$276	$189	$(22)	$1,738

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at September 30, 2020 was $645 million, for which we had posted collateral of $537 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2019 was $611 million, for which we had posted collateral of $316 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.

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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$1	$89
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2020	December 31, 2019
	(in millions)
Interest rate:
Futures and forwards	$298,841	$597,980
Swaps	1,166,115	2,130,442
Options written	53,736	158,861
Options purchased	50,589	164,265
	1,569,281	3,051,548
Foreign exchange:
Swaps, futures and forwards	1,161,461	1,362,959
Options written	37,854	44,876
Options purchased	38,261	46,085
Spot	46,425	67,060
	1,284,001	1,520,980
Commodities, equities and precious metals:
Swaps, futures and forwards	63,718	55,678
Options written	33,745	39,035
Options purchased	43,967	49,517
	141,430	144,230
Credit derivatives	78,645	90,049
Other contracts(1)	1,111	1,044
Total	$3,074,468	$4,807,851

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. Beginning January 1, 2020, we also elected to apply FVO accounting to certain student loans held for investment. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At September 30, 2020 and December 31, 2019, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At September 30, 2020
Student loans held for investment	$34	$36	$(2)
Commercial loans held for sale	41	48	(7)
Fixed rate long-term debt	995	741	254
Hybrid instruments:
Structured deposits	4,723	4,471	252
Structured notes	8,793	8,147	646
At December 31, 2019
Commercial loans held for sale	$178	$189	$(11)
Securities sold under repurchase agreements	373	373	—
Fixed rate long-term debt	959	741	218
Hybrid instruments:
Structured deposits	7,209	7,491	(282)
Structured notes	9,388	8,187	1,201

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended September 30, 2020
Interest rate and other components(1)	$—	$18	$(292)	$(274)
Credit risk component(2)	(4)	—	—	(4)
Total mark-to-market on financial instruments designated at fair value	(4)	18	(292)	(278)
Mark-to-market on related derivatives	—	(24)	307	283
Net realized gain on related long-term debt derivatives	—	10	—	10
Gain (loss) on instruments designated at fair value and related derivatives	$(4)	$4	$15	$15

Three Months Ended September 30, 2019
Interest rate and other components(1)	$—	$(115)	$(98)	$(213)
Credit risk component(2)	(1)	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	(115)	(98)	(214)
Mark-to-market on related derivatives	—	89	95	184
Net realized gain on related long-term debt derivatives	—	11	—	11
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$(15)	$(3)	$(19)

Nine Months Ended September 30, 2020
Interest rate and other components(1)	$—	$(114)	$198	$84
Credit risk component(2)(3)	(53)	—	—	(53)
Total mark-to-market on financial instruments designated at fair value	(53)	(114)	198	31
Mark-to-market on related derivatives	37	126	(203)	(40)
Net realized gain on related long-term debt derivatives	—	24	—	24
Gain (loss) on instruments designated at fair value and related derivatives	$(16)	$36	$(5)	$15

Nine Months Ended September 30, 2019
Interest rate and other components(1)	$—	$(284)	$(1,532)	$(1,816)
Credit risk component(2)	2	—	—	2
Total mark-to-market on financial instruments designated at fair value	2	(284)	(1,532)	(1,814)
Mark-to-market on related derivatives	—	225	1,514	1,739
Net realized gain on related long-term debt derivatives	—	30	—	30
Gain (loss) on instruments designated at fair value and related derivatives	$2	$(29)	$(18)	$(45)

(1)As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.
(2)The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income.
(3)During the nine months ended September 30, 2020, the loss in the credit risk component for loans and loans held for sale was attributable to the widening of credit spreads associated with certain commercial loans held for sale which were impacted by the COVID-19 pandemic.

HSBC USA Inc.
11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Three Months Ended September 30,	2020	2019
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$754	$(120)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $26 million and $38 million, respectively	84	117
Reclassification adjustment for gains realized in net income (loss), net of tax of $(13) million and $(11) million, respectively(1)	(39)	(35)
Reversal of provision for credit losses realized in net income (loss), net of tax of less than $(1) million(2)	(1)	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $4 million and $1 million, respectively(3)	12	4
Total other comprehensive income for period	56	86
Balance at end of period	810	(34)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	137	197
Other comprehensive income (loss) for period:
Net unrealized losses arising during the period, net of tax of $(13) million and $(1) million, respectively	(40)	(3)
Total other comprehensive income (loss) for period	(40)	(3)
Balance at end of period	97	194
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(58)	(140)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(4) million and $(4) million, respectively	(10)	(17)
Reclassification adjustment for losses realized in net income (loss), net of tax of $1 million and $1 million, respectively(4)	—	7
Total other comprehensive loss for period	(10)	(10)
Balance at end of period	(68)	(150)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	8
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $(1) million and less than $(1) million, respectively	(2)	(1)
Total other comprehensive loss for period	(2)	(1)
Balance at end of period	(5)	7
Total accumulated other comprehensive income at end of period	$834	$17

HSBC USA Inc.

Nine Months Ended September 30,	2020	2019
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(116)	$(519)
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax of $1 million(5)	2	—
Balance at beginning of period, adjusted	(114)	(519)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $312 million and $166 million, respectively	990	532
Reclassification adjustment for gains realized in net income (loss), net of tax of $(27) million and $(18) million, respectively(1)	(84)	(58)
Reversal of provision for credit losses realized in net income (loss), net of tax of less than $(1) million(2)	(1)	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $6 million and $3 million, respectively(3)	19	11
Total other comprehensive income for period	924	485
Balance at end of period	810	(34)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	(9)	301
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $33 million and $(34) million, respectively	106	(107)
Total other comprehensive income (loss) for period	106	(107)
Balance at end of period	97	194
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(151)	(159)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $24 million and $(3) million, respectively	75	(12)
Reclassification adjustment for losses realized in net income (loss), net of tax of $3 million and $6 million, respectively(4)	8	21
Total other comprehensive income for period	83	9
Balance at end of period	(68)	(150)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	11
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $(1) million and $(1) million, respectively	(2)	(4)
Total other comprehensive loss for period	(2)	(4)
Balance at end of period	(5)	7
Total accumulated other comprehensive income at end of period	$834	$17

(1)Amount reclassified to net income (loss) is included in other securities gains, net in our consolidated statement of income (loss).
(2)Changes in the allowance for credit losses on securities available-for-sale are included in the provision for credit losses in our consolidated statement of income (loss).
(3)Amount amortized to net income (loss) is included in interest income in our consolidated statement of income (loss). During 2014, we transferred securities from available-for-sale to held-to-maturity. At the date of transfer, AOCI included net pretax unrealized losses related to the transferred securities which are being amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.
(4)Amount reclassified to net income (loss) is included in net interest income in our consolidated statement of income (loss).
(5)See Note 21, "New Accounting Pronouncements," for additional discussion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest cost on projected benefit obligation	$11	$14	$35	$43
Expected return on plan assets	(14)	(20)	(53)	(57)
Amortization of net actuarial loss	—	4	4	16
Administrative costs	1	1	3	3
Pension (income) expense	$(2)	$(1)	$(11)	$5
As a result of a significant decrease in yields on fixed income securities driven by the COVID-19 pandemic and subsequent reduction in longer term capital market returns, as well as a shift in investment mix that reduced the Plan's exposure to equity investments, HSBC North America decided to reduce its expected long-term rate of return on Plan assets assumption from 5.00 percent to 3.50 percent, effective beginning July 1, 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest cost on accumulated benefit obligation	$—	$—	$1	$1
Amortization of net actuarial gain	—	—	(1)	(1)
Net periodic postretirement benefit cost	$—	$—	$—	$—

HSBC USA Inc.
13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and nine months ended September 30, 2020 and 2019. See Note 22, "Fee Income from Contracts with Customers," in our 2019 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Credit card fees, net	$10	$18	$30	$48
Trust and investment management fees	34	34	98	95
Other fees and commissions:
Account services	66	68	185	201
Credit facilities	67	73	204	223
Other fees	11	14	36	40
Total other fees and commissions	144	155	425	464
Servicing and other fees from HSBC affiliates	79	88	255	257
Insurance(1)	2	3	6	9
Total fee income from contracts with customers	269	298	814	873
Other non-fee revenues	87	188	393	439
Total other revenues(2)	$356	$486	$1,207	$1,312

(1)Included within other income (loss) in the consolidated statement of income (loss).
(2)See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $18 million and $53 million during the three and nine months ended September 30, 2020, respectively, compared with $25 million and $73 million during the three and nine months ended September 30, 2019, respectively. Credit card rewards program costs totaled $10 million and $28 million during the three and nine months ended September 30, 2020, respectively, compared with $11 million and $33 million during the three and nine months ended September 30, 2019, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million and $2 million at September 30, 2020 and December 31, 2019, respectively. We expect to recognize this revenue over a remaining period of one year or less.
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

	September 30, 2020	December 31, 2019
	(in millions)
Assets:
Cash and due from banks	$677	$850
Interest bearing deposits with banks	26	40
Securities purchased under agreements to resell(1)	2,185	4,600
Trading assets	470	79
Loans	1,180	2,343
Other(2)	360	456
Total assets	$4,898	$8,368
Liabilities:
Deposits	$18,397	$9,000
Trading liabilities	324	293
Short-term borrowings	949	1,166
Long-term debt	2,866	7,848
Other(2)	194	931
Total liabilities	$22,730	$19,238

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Income (Expense):
Interest income	$9	$44	$47	$134
Interest expense	(77)	(151)	(276)	(427)
Net interest expense	(68)	(107)	(229)	(293)
Trading revenue (expense)	(1,755)	551	(2,372)	(972)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	43	40	131	121
HSBC Markets (USA) Inc. ("HMUS")	27	27	84	84
Other HSBC affiliates	9	21	40	52
Total servicing and other fees from HSBC affiliates	79	88	255	257
Gain (loss) on instruments designated at fair value and related derivatives	307	98	(203)	1,518
Support services from HSBC affiliates:
HTSU	(285)	(274)	(820)	(849)
HMUS	(17)	(24)	(63)	(74)
Other HSBC affiliates	(89)	(96)	(279)	(262)
Total support services from HSBC affiliates	(391)	(394)	(1,162)	(1,185)
Rental income from HSBC affiliates, net(1)	13	16	31	40
Stock based compensation expense(2)	(3)	(6)	(16)	(20)

(1)We receive rental income from our affiliates, and in some cases pay rental expense to our affiliates, for rent on certain office space. Net rental income from our affiliates is recorded as a component of occupancy expense, net in our consolidated statement of income (loss).
(2)Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in salaries and employee benefits in our consolidated statement of income (loss). Certain employees are also eligible to participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 12, "Pension and Other Postretirement Benefits."
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At September 30, 2020 and December 31, 2019, long-term debt with affiliates reflected $2.9 billion and $7.8 billion, respectively, of borrowings from HSBC North America. During the first nine months of 2020, $5.0 billion of these borrowings were recharacterized as time deposits, including $1.5 billion of fixed-rate senior debt which matures in March 2021, $2.0 billion of fixed-rate senior debt which matures in May 2021 and $1.5 billion of fixed-rate senior debt which matures in March 2026. The remaining outstanding balances include $0.9 billion of floating-rate subordinated debt which matures in May 2025 and $2.0 billion of fixed-rate senior debt which matures in September 2025.
At December 31, 2019, we had a $150 million uncommitted line of credit with HSBC North America. During the third quarter of 2020, this credit facility was terminated and replaced by a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this new facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. There was no outstanding balance under these credit facilities at either September 30, 2020 or December 31, 2019.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSI. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2020 and December 31, 2019, we had the following loan balances outstanding with HSBC affiliates:

	September 30, 2020	December 31, 2019
	(in millions)
HMUS and subsidiaries	$1,088	$2,296
Other short-term affiliate lending	92	47
Total loans	$1,180	$2,343

HSBC USA Inc.
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $12.0 billion at both September 30, 2020 and December 31, 2019 of which $1.1 billion and $2.3 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
We have extended lines of credit to various other HSBC affiliates totaling $3.4 billion which did not have any outstanding balances at either September 30, 2020 or December 31, 2019.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At September 30, 2020 and December 31, 2019, there were $92 million and $47 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $862.7 billion and $1,111.5 billion at September 30, 2020 and December 31, 2019, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $491 million and $90 million at September 30, 2020 and December 31, 2019, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
As discussed further in Note 2, "Strategic Initiatives," during the third quarter of 2020, we began to transfer certain interest rate derivative contracts to HSBC Bank plc as part of our Restructuring Plan.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 23, "Related Party Transactions," in our 2019 Form 10-K. There have been no significant changes in these activities since December 31, 2019.
Other Transactions with HSBC Affiliates:
At both September 30, 2020 and December 31, 2019, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 18, "Preferred Stock," in our 2019 Form 10-K for additional details.

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

HSBC USA Inc.
The following table summarizes the impact of these changes on reported segment profit (loss) before tax, total assets and total deposits as of and for the three months and nine months ended September 30, 2019:

	As Previously Reported	After Reporting Changes
	(in millions)
Segment profit (loss) before tax during the three months ended September 30, 2019:
RBWM	$(275)	NR
WPB	NR	$(257)
CMB	111	118
GB&M	124	157
PB	—	NR
CC	7	(51)

Segment profit (loss) before tax during the nine months ended September 30, 2019:
RBWM	$(347)	NR
WPB	NR	$(291)
CMB	332	354
GB&M	355	452
PB	(3)	NR
CC	23	(155)

Segment total assets at September 30, 2019:
RBWM(1)	$19,128	NR
WPB	NR	$52,334
CMB	27,734	36,968
GB&M	89,154	130,708
PB(1)	7,042	NR
CC	79,457	2,505

Segment total deposits at September 30, 2019:
RBWM	$34,877	NR
WPB	NR	$43,974
CMB	25,489	25,975
GB&M	32,002	34,015
PB	7,720	NR
CC	3,876	—

(1)Segment total assets at September 30, 2019 included goodwill that was previously allocated to RBWM and PB of $372 million and $321 million, respectively.
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
Other long-lived assets impairment - Under US GAAP, a long-lived asset group is tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset group might not be recoverable. If impairment testing is required, long-lived assets are grouped at the lowest level for which there are identifiable cash flows. If the estimated undiscounted cash flows of the long-lived asset group exceed its carrying amount, an impairment is not recognized. However, if the estimated undiscounted cash flows are less than the carrying amount of the long-lived asset group, a second step is performed to determine fair value and an impairment loss is required if the carrying amount of the long-lived asset group exceeds fair value. Under the Group Reporting Basis, there is no separate undiscounted cash flow test and an impairment loss is recognized if the carrying amount of the cash generating unit exceeds the higher of its value in use or fair value less costs to sell.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	WPB	CMB	GB&M	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2020
Net interest income	$200	$202	$92	$(9)	$485	$1	$62	$548
Other operating income	110	66	217	40	433	(22)	(55)	356
Total operating income	310	268	309	31	918	(21)	7	904
Expected credit losses / provision for credit losses	12	(21)	(6)	—	(15)	(90)	—	(105)
	298	289	315	31	933	69	7	1,009
Operating expenses	527	150	251	126	1,054	(276)	7	785
Profit (loss) before income tax	$(229)	$139	$64	$(95)	$(121)	$345	$—	$224

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	WPB	CMB	GB&M	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2019
Net interest income	$253	$216	$85	$(11)	$543	$1	$(41)	$503
Other operating income	99	66	269	4	438	2	46	486
Total operating income	352	282	354	(7)	981	3	5	989
Expected credit losses / provision for credit losses	52	19	(3)	—	68	25	1	94
	300	263	357	(7)	913	(22)	4	895
Operating expenses	557	145	200	44	946	156	4	1,106
Profit (loss) before income tax	$(257)	$118	$157	$(51)	$(33)	$(178)	$—	$(211)

Nine Months Ended September 30, 2020
Net interest income	$629	$616	$304	$(29)	$1,520	$6	$64	$1,590
Other operating income	283	176	743	101	1,303	(45)	(51)	1,207
Total operating income	912	792	1,047	72	2,823	(39)	13	2,797
Expected credit losses / provision for credit losses	188	283	129	—	600	240	—	840
	724	509	918	72	2,223	(279)	13	1,957
Operating expenses	1,888	439	644	324	3,295	(191)	13	3,117
Profit (loss) before income tax	$(1,164)	$70	$274	$(252)	$(1,072)	$(88)	$—	$(1,160)
Balances at end of period:
Total assets	$56,728	$38,096	$136,478	$1,565	$232,867	$(31,921)	$—	$200,946
Total loans, net	23,821	25,852	14,122	—	63,795	(1,682)	3,212	65,325
Goodwill	—	358	—	—	358	100	—	458
Total deposits	48,477	39,736	51,566	—	139,779	(5,198)	15,747	150,328

Nine Months Ended September 30, 2019
Net interest income	$791	$628	$414	$(56)	$1,777	$10	$(182)	$1,605
Other operating income	293	187	648	13	1,141	(18)	189	1,312
Total operating income	1,084	815	1,062	(43)	2,918	(8)	7	2,917
Expected credit losses / provision for credit losses	86	34	(17)	—	103	89	6	198
	998	781	1,079	(43)	2,815	(97)	1	2,719
Operating expenses	1,289	427	627	112	2,455	174	1	2,630
Profit (loss) before income tax	$(291)	$354	$452	$(155)	$360	$(271)	$—	$89
Balances at end of period:
Total assets	$52,334	$36,968	$130,708	$2,505	$222,515	$(37,755)	$—	$184,760
Total loans, net	23,908	26,459	18,808	—	69,175	(1,965)	3,450	70,660
Goodwill	693	358	—	—	1,051	191	—	1,242
Total deposits	43,974	25,975	34,015	—	103,964	(4,036)	19,873	119,801

(1)Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis.
(2)Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$15,808	4.5%	(2)	14.2%	$15,876	4.5%	(2)	13.1%
HSBC Bank USA	18,054	6.5		16.5	18,043	6.5		15.2
Tier 1 capital ratio:
HSBC USA	17,073	6.0		15.3	17,141	6.0		14.1
HSBC Bank USA	20,554	8.0		18.8	20,543	8.0		17.3
Total capital ratio:
HSBC USA	20,641	10.0		18.5	19,743	10.0		16.3
HSBC Bank USA	23,220	10.0		21.2	22,724	10.0		19.2
Tier 1 leverage ratio:
HSBC USA	17,073	4.0	(2)	8.4	17,141	4.0	(2)	9.9
HSBC Bank USA	20,554	5.0		10.2	20,543	5.0		12.0
Supplementary leverage ratio ("SLR"):
HSBC USA	17,073	3.0	(3)	7.6	17,141	3.0	(3)	6.9
HSBC Bank USA	20,554	3.0	(3)	9.2	20,543	3.0	(3)	8.4
Risk-weighted assets:(4)
HSBC USA	111,467				121,407
HSBC Bank USA	109,565				118,618
Adjusted quarterly average assets:(5)
HSBC USA	202,252				173,270
HSBC Bank USA	202,404				170,722
Total leverage exposure:(6)
HSBC USA	225,722				247,590
HSBC Bank USA	223,754				244,008

(1)HSBC USA and HSBC Bank USA are categorized as "well-capitalized," as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

HSBC USA Inc.
(2)There are no common equity Tier 1 or Tier 1 leverage ratio components in the definition of a well-capitalized bank holding company. The ratios shown are the regulatory minimums.
(3)There is no SLR component in the definition of a well-capitalized banking institution. The ratios shown are the regulatory minimums.
(4)Calculated using the generally-applicable Standardized Approach.
(5)Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.
(6)Represents the SLR denominator which includes adjusted quarterly average assets plus certain off-balance sheet exposures.
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
In response to the COVID-19 pandemic, the federal banking agencies issued a final rule that provides the option to transition in the regulatory capital impacts of the new current expected credit loss accounting standard over a five-year period. HSBC North America and HSBC Bank USA have elected the five-year transition option and, as a result, beginning in 2020, our capital ratios are reported in accordance with the transition rules in the final rule. Accordingly, during 2020 and 2021, we will exclude from regulatory capital the change in retained earnings resulting from adoption of the new accounting standard on January 1, 2020 as well as 25 percent of the change in the allowance for credit losses recognized between January 1, 2020 and December 31, 2021. Beginning January 1, 2022, the excluded impacts will be phased in to regulatory capital over a three-year transition period and will be fully reflected at January 1, 2025.
Also in response to the COVID-19 pandemic, the FRB issued a final rule adopting a temporary change to the calculation of the SLR that permits bank holding companies such as HSBC North America and HSBC USA, to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the denominator of their SLR. This change, which took effect April 1, 2020, will remain in place until March 31, 2021 and is designed to allow banking institutions to expand their balance sheets to accommodate increased customer deposits while continuing to provide credit to companies and households. The federal banking agencies have also issued a final rule that permits depository institutions such as HSBC Bank USA to exclude temporarily U.S. Treasury securities and deposits at Federal Reserve Banks from the denominator of their SLR. This change took effect June 1, 2020 and will remain in place until March 31, 2021.

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

HSBC USA Inc.
primary beneficiary. In rare cases, a more detailed analysis to quantify the extent of variability to be absorbed by each variable interest holder is required to determine the primary beneficiary.
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at September 30, 2020 and December 31, 2019 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	September 30, 2020		December 31, 2019
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$82	$—	$98	$—
Interest, taxes and other liabilities	—	18	—	38
Subtotal	82	18	98	38
Venture debt financing entity:
Interest, taxes and other liabilities	—	1	—	—
Subtotal	—	1	—	—
Total	$82	$19	$98	$38
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

HSBC USA Inc.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at September 30, 2020 and December 31, 2019:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At September 30, 2020
Limited partnership investments	$2,654	$594	$285	$594
At December 31, 2019
Structured note vehicles	$1,524	$510	$9	$1,515
Limited partnership investments	2,160	561	300	562
Total	$3,684	$1,071	$309	$2,077
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
Structured note vehicles  During the third quarter of 2020, the one remaining structured note vehicle was unwound and our investment in the structured note vehicle along with the related derivatives were terminated, resulting in a net loss on sale that was not significant. At the time of unwind, our investment in the structured note vehicle had a total carrying value of $501 million, which was recorded in trading assets on the consolidated balance sheet. Prior to the third quarter of 2020, we provided derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invested in the vehicles' debt instruments. We held variable interests in these structured note vehicles in the form of total return swaps under which we took on the risks and benefits of the structured notes they issued. The same risks and benefits were passed on to third party entities through back-end total return swaps. We earned a spread for facilitating the transaction. Since we did not have the power to direct the activities of the VIE and was not the primary beneficiary, we did not consolidate them. We recorded all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at September 30, 2020 and December 31, 2019. Following the table is a description of the various arrangements.

	September 30, 2020		December 31, 2019
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$(185)	$33,657	$(63)	$38,739
Financial standby letters of credit, net of participations(3)(4)	—	6,192	—	5,657
Performance standby letters of credit, net of participations(3)(4)	—	3,027	—	3,779
Total	$(185)	$42,876	$(63)	$48,175

(1)Includes $15,617 million and $18,391 million of notional issued for the benefit of HSBC affiliates at September 30, 2020 and December 31, 2019, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,800 million and $1,623 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at September 30, 2020 and December 31, 2019, respectively.
(4)For standby letters of credit, maximum loss represents losses to be recognized assuming the letters of credit have been fully drawn and the obligors have defaulted with zero recovery.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(185)	$33,657	$(63)	$38,739
Buy-protection credit derivative positions	170	44,988	77	51,310
Net position(1)	$(15)	$11,331	$14	$12,571

(1)Positions are presented net in the table above to provide a complete analysis of our risk exposure and depict the way we manage our credit derivative portfolio. The offset of the sell-protection credit derivatives against the buy-protection credit derivatives may not be legally binding in the absence of master netting agreements with the same counterparty. Furthermore, the credit loss triggering events for individual sell protection credit derivatives may not be the same or occur in the same period as those of the buy protection credit derivatives thereby not providing an exact offset.
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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $44 million and $52 million at September 30, 2020 and December 31, 2019, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $36 million and $26 million at September 30, 2020 and December 31, 2019, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at September 30, 2020 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.8	$15,861	$5,781	$21,642
Index credit derivatives	4.2	7,540	4,235	11,775
Total return swaps	0.9	54	186	240
Subtotal		23,455	10,202	33,657
Standby Letters of Credit(2)	1.1	7,211	2,008	9,219
Total		$30,666	$12,210	$42,876

(1)The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.
(2)External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.
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

HSBC USA Inc.
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
In 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $68 million and $85 million at September 30, 2020 and December 31, 2019, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 9, "Derivative Financial Instruments," for further information.
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
Mortgage Loan Repurchase Obligations  We originate and sell mortgage loans to third parties and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the government agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at both September 30, 2020 and December 31, 2019.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $3 million and $4 million at September 30, 2020 and December 31, 2019, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at September 30, 2020. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

HSBC USA Inc.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 29, "Litigation and Regulatory Matters," in our 2019 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $3.2 billion and $3.4 billion at September 30, 2020 and December 31, 2019, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Interest bearing deposits with banks(1)	$1,843	$2,682
Trading assets(2)	3,652	525
Securities available-for-sale(3)	8,171	6,814
Securities held-to-maturity(3)	1,222	1,688
Loans(4)	14,042	14,342
Other assets(5)	3,019	3,517
Total	$31,949	$29,568

(1)Represents gross amount of cash on deposit with banks related to derivative collateral-support agreements, of which a majority has been netted against derivative liabilities on the consolidated balance sheet.
(2)Trading assets are primarily pledged against liabilities associated with repurchase agreements.
(3)Securities are primarily pledged against derivatives, public fund deposits, trust deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the FHLB and the Federal Reserve Bank of New York.
(4)Loans are primarily residential mortgage loans pledged against current and potential borrowings from the FHLB and the Federal Reserve Bank of New York.
(5)Represents gross amount of cash on deposit with non-banks related to derivative collateral support agreements, of which a majority has been netted against derivative liabilities on the consolidated balance sheet.
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,714 million and nil at September 30, 2020 and December 31, 2019, respectively. The fair value of trading assets that could be sold or repledged was $3,652 million and $336 million at September 30, 2020 and December 31, 2019, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $29,716 million and $19,174 million at September 30, 2020 and December 31, 2019, respectively. Of this collateral, $29,241 million and $18,199 million could be sold or repledged at September 30, 2020 and December 31, 2019, respectively, of which $917 million and $2,062 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at September 30, 2020 and December 31, 2019:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At September 30, 2020
Assets:
Securities purchased under resale agreements	$29,714	$4,135	$25,579	$25,566	$—	$13
Liabilities:
Securities sold under repurchase agreements	$6,320	$4,135	$2,185	$2,148	$—	$37

At December 31, 2019
Assets:
Securities purchased under resale agreements	$19,167	$1,329	$17,838	$17,832	$—	$6
Liabilities:
Securities sold under repurchase agreements	$2,401	$1,329	$1,072	$1,068	$—	$4

(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to legally enforceable netting agreements that meet the applicable netting criteria as permitted by generally accepted accounting principles.
(2)Represents securities received or pledged to cover financing transaction exposures.
(3)Represents the amount of our exposure that is not collateralized / covered by pledged collateral.
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at September 30, 2020 and December 31, 2019:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At September 30, 2020
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$923	$5,096	$301	$—	$—	$6,320

At December 31, 2019
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,401	$—	$—	$—	$—	$2,401

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

HSBC USA Inc.
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
The following factors are considered in determining fair values:
•similarities between the asset or the liability under consideration and the asset or liability for which quotation is received;
•collaboration of pricing by referencing to other independent market data such as market transactions and relevant benchmark indices;
•consistency among different pricing sources;
•the valuation approach and the methodologies used by the independent pricing sources in determining fair value;
•the elapsed time between the date to which the market data relates and the measurement date;
•the source of the fair value information; and
•whether the security is traded in an active or inactive market.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income (loss).

	Fair Value Measurements on a Recurring Basis
September 30, 2020	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$5,603	$193	$—	$5,796	$—	$5,796
Asset-backed securities:
Collateralized debt obligations	—	64	—	64	—	64
Residential mortgages	—	—	15	15	—	15
Student loans	—	68	—	68	—	68
Debt securities issued by foreign entities	9,175	15	—	9,190	—	9,190
Equity securities	6,169	—	—	6,169	—	6,169
Precious metals trading	—	9,536	—	9,536	—	9,536
Derivatives:(1)
Interest rate contracts	11	7,653	34	7,698	—	7,698
Foreign exchange contracts	—	15,594	—	15,594	—	15,594
Equity contracts	—	5,131	227	5,358	—	5,358
Precious metals contracts	6	1,834	—	1,840	—	1,840
Credit contracts	—	592	73	665	—	665
Other contracts(2)	—	—	9	9	—	9
Derivatives netting	—	—	—	—	(28,216)	(28,216)
Total derivatives	17	30,804	343	31,164	(28,216)	2,948
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	20,393	15,948	—	36,341	—	36,341
Asset-backed securities:
Home equity	—	—	27	27	—	27
Other	—	—	100	100	—	100
Debt securities issued by foreign entities	4,823	37	—	4,860	—	4,860
Loans(4)	—	34	—	34	—	34
Loans held for sale(4)	—	41	—	41	—	41
Other assets:
Equity securities	—	149	—	149	—	149
Equity securities measured at net asset value(5)	—	—	—	134	—	134
Total assets	$46,180	$56,889	$485	$103,688	$(28,216)	$75,472
Liabilities:
Domestic deposits(4)	$—	$4,073	$650	$4,723	$—	$4,723
Trading liabilities, excluding derivatives	695	—	—	695	—	695
Derivatives:(1)
Interest rate contracts	9	8,048	—	8,057	—	8,057
Foreign exchange contracts	1	14,317	2	14,320	—	14,320
Equity contracts	—	4,507	161	4,668	—	4,668
Precious metals contracts	104	1,690	—	1,794	—	1,794
Credit contracts	—	676	8	684	—	684
Other contracts(2)	—	—	68	68	—	68
Derivatives netting	—	—	—	—	(26,623)	(26,623)
Total derivatives	114	29,238	239	29,591	(26,623)	2,968
Long-term debt(4)	—	9,416	372	9,788	—	9,788
Total liabilities	$809	$42,727	$1,261	$44,797	$(26,623)	$18,174

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2019	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$6,763	$38	$—	$6,801	$—	$6,801
Asset-backed securities:
Collateralized debt obligations	—	71	—	71	—	71
Residential mortgages	—	—	17	17	—	17
Student loans	—	80	—	80	—	80
Corporate and other domestic debt securities	—	—	510	510	—	510
Debt securities issued by foreign entities	10,095	221	—	10,316	—	10,316
Equity securities	5,693	—	—	5,693	—	5,693
Precious metals trading	—	1,909	—	1,909	—	1,909
Derivatives:(1)
Interest rate contracts	110	12,275	10	12,395	—	12,395
Foreign exchange contracts	80	16,456	—	16,536	—	16,536
Equity contracts	—	4,922	185	5,107	—	5,107
Precious metals contracts	70	1,085	3	1,158	—	1,158
Credit contracts	—	1,060	79	1,139	—	1,139
Other contracts(2)	—	—	10	10	—	10
Derivatives netting	—	—	—	—	(33,193)	(33,193)
Total derivatives	260	35,798	287	36,345	(33,193)	3,152
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	17,532	14,702	—	32,234	—	32,234
Asset-backed securities:
Home equity	—	32	—	32	—	32
Other	—	—	111	111	—	111
Debt securities issued by foreign entities	3,158	128	—	3,286	—	3,286
Loans held for sale(4)	—	178	—	178	—	178
Other assets:
Equity securities	—	147	—	147	—	147
Equity securities measured at net asset value(5)	—	—	—	136	—	136
Total assets	$43,501	$53,304	$925	$97,866	$(33,193)	$64,673
Liabilities:
Domestic deposits(4)	$—	$6,435	$774	$7,209	$—	$7,209
Trading liabilities, excluding derivatives	1,182	124	—	1,306	—	1,306
Derivatives:(1)
Interest rate contracts	3	13,570	—	13,573	—	13,573
Foreign exchange contracts	—	15,805	1	15,806	—	15,806
Equity contracts	—	3,955	113	4,068	—	4,068
Precious metals contracts	80	1,306	3	1,389	—	1,389
Credit contracts	—	1,048	20	1,068	—	1,068
Other contracts(2)	—	—	85	85	—	85
Derivatives netting	—	—	—	—	(33,900)	(33,900)
Total derivatives	83	35,684	222	35,989	(33,900)	2,089
Short-term borrowings(4)	—	373	—	373	—	373
Long-term debt(4)	—	9,993	354	10,347	—	10,347
Total liabilities	$1,265	$52,609	$1,350	$55,224	$(33,900)	$21,324

(1)Includes trading derivative assets of $2,916 million and $3,055 million and trading derivative liabilities of $2,822 million and $1,929 million at September 30, 2020 and December 31, 2019, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 9, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income, derivative assets and liabilities are recorded at fair value through net income (loss).
(2)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
(3)Securities available-for-sale are recorded at fair value through other comprehensive income. Changes in the allowance for credit losses on securities available-for-sale are recorded through net income (loss).

HSBC USA Inc.
(4)See Note 10, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income, fair value option assets and liabilities are recorded at fair value through net income (loss).
(5)Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.
(6)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2020 and 2019. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2020	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2020	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Residential mortgage asset-backed securities	$15	$—	$—	$—	$—	$—	$—	$—	$15	$—	$—
Corporate and other domestic debt securities	501	(4)	—	—	—	(497)	—	—	—	—	—
Derivatives, net:(2)
Interest rate contracts	33	1	—	—	—	—	—	—	34	1	—
Foreign exchange contracts	(2)	—	—	—	—	—	—	—	(2)	—	—
Equity contracts	92	50	—	—	—	(75)	—	(1)	66	44	—
Credit contracts	62	(16)	—	—	—	19	—	—	65	(16)	—
Other contracts(3)	(64)	(2)	—	—	—	7	—	—	(59)	—	—
Asset-backed securities available-for-sale(4)	117	—	(8)	—	—	(2)	20	—	127	—	(8)
Total assets	$754	$29	$(8)	$—	$—	$(548)	$20	$(1)	$246	$29	$(8)
Liabilities:
Domestic deposits(5)	$(672)	$(10)	$(3)	$—	$—	$27	$—	$8	$(650)	$(8)	$(3)
Long-term debt(5)	(347)	(21)	—	—	(24)	18	(1)	3	(372)	(17)	—
Total liabilities	$(1,019)	$(31)	$(3)	$—	$(24)	$45	$(1)	$11	$(1,022)	$(25)	$(3)

HSBC USA Inc.

	Jan. 1, 2020	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2020	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Residential mortgage asset-backed securities	$17	$(2)	$—	$—	$—	$—	$—	$—	$15	$(2)	$—
Corporate and other domestic debt securities	510	(13)	—	—	—	(497)	—	—	—	—	—
Derivatives, net:(2)
Interest rate contracts	10	24	—	—	—	—	—	—	34	24	—
Foreign exchange contracts	(1)	(1)	—	—	—	—	—	—	(2)	(1)	—
Equity contracts	72	62	—	—	—	(69)	—	1	66	76	—
Credit contracts	59	10	—	—	—	(4)	—	—	65	(5)	—
Other contracts(3)	(75)	(3)	—	—	—	19	—	—	(59)	—	—
Asset-backed securities available-for-sale(4)	111	—	(10)	—	—	(2)	28	—	127	—	(10)
Total assets	$703	$77	$(10)	$—	$—	$(553)	$28	$1	$246	$92	$(10)
Liabilities:
Domestic deposits(5)	$(774)	$3	$(1)	$—	$(43)	$109	$—	$56	$(650)	$(1)	$(1)
Long-term debt(5)	(354)	17	2	—	(162)	107	(1)	19	(372)	5	2
Total liabilities	$(1,128)	$20	$1	$—	$(205)	$216	$(1)	$75	$(1,022)	$4	$1

HSBC USA Inc.

	Jul. 1, 2019	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2019	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$86	$(1)	$—	$—	$—	$(1)	$—	$—	$84	$(1)	$—
Residential mortgage asset-backed securities	16	1	—	—	—	—	—	—	17	—	—
Student loan asset-backed securities	90	—	—	—	—	(4)	—	—	86	—	—
Corporate and other domestic debt securities	510	—	—	—	—	—	—	—	510	—	—
Derivatives, net:(2)
Interest rate contracts	10	18	—	—	—	—	—	—	28	17	—
Foreign exchange contracts	(1)	4	—	—	—	—	(21)	—	(18)	3	—
Equity contracts	62	3	—	—	—	(2)	—	4	67	—	—
Credit contracts	46	(2)	—	—	—	(4)	—	—	40	(2)	—
Other contracts(3)	(35)	(4)	—	—	—	6	—	—	(33)	—	—
Asset-backed securities available-for-sale(4)	113	—	2	—	—	—	—	—	115	—	2
Other assets(6)	1	—	—	—	—	(1)	—	—	—	—	—
Total assets	$898	$19	$2	$—	$—	$(6)	$(21)	$4	$896	$17	$2
Liabilities:
Domestic deposits(5)	$(930)	$(27)	$(5)	$—	$(30)	$57	$(1)	$83	$(853)	$(24)	$(5)
Long-term debt(5)	(441)	16	(2)	—	(27)	73	—	45	(336)	24	(2)
Total liabilities	$(1,371)	$(11)	$(7)	$—	$(57)	$130	$(1)	$128	$(1,189)	$—	$(7)

HSBC USA Inc.

	Jan. 1, 2019	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2019	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$100	$2	$—	$—	$—	$(18)	$—	$—	$84	$(11)	$—
Residential mortgage asset-backed securities	16	1	—	—	—	—	—	—	17	—	—
Student loan asset-backed securities	92	5	—	—	—	(11)	—	—	86	(2)	—
Corporate and other domestic debt securities	1,803	—	—	—	—	(1,293)	—	—	510	—	—
Derivatives, net:(2)
Interest rate contracts	2	31	—	—	—	—	—	(5)	28	25	—
Foreign exchange contracts	(1)	4	—	—	—	—	(21)	—	(18)	3	—
Equity contracts	(52)	113	—	—	—	3	—	3	67	115	—
Credit contracts	52	(42)	—	—	—	30	—	—	40	(4)	—
Other contracts(3)	(35)	(13)	—	—	—	15	—	—	(33)	—	—
Asset-backed securities available-for-sale(4)	107	—	8	—	—	—	—	—	115	—	8
Other assets(6)	4	—	—	—	—	(4)	—	—	—	—	—
Total assets	$2,088	$101	$8	$—	$—	$(1,278)	$(21)	$(2)	$896	$126	$8
Liabilities:
Domestic deposits(5)	$(925)	$(91)	$(8)	$—	$(175)	$166	$(6)	$186	$(853)	$(156)	$(8)
Long-term debt(5)	(412)	(27)	(4)	—	(91)	106	—	92	(336)	(35)	(4)
Total liabilities	$(1,337)	$(118)	$(12)	$—	$(266)	$272	$(6)	$278	$(1,189)	$(191)	$(12)

(1)Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income (loss).
(2)Level 3 net derivatives included derivative assets of $343 million and derivative liabilities of $239 million at September 30, 2020 and derivative assets of $436 million and derivative liabilities of $352 million at September 30, 2019. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
(3)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares. Gains (losses) on these swap agreements are included in other income (loss) in the consolidated statement of income (loss).
(4)Realized gains (losses) on securities available-for-sale are included in other securities gains, net in the consolidated statement of income (loss). Changes in the allowance for credit losses on securities available-for-sale are included in the provision for credit losses in the consolidated statement of income (loss). Unrealized gains (losses) on securities available-for-sale are included in other comprehensive income.
(5)Excluding unrealized gains (losses) on fair value option liabilities attributable to our own credit spread, which are recorded in other comprehensive income, gains (losses) on fair value option liabilities are included in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
(6)Represented contingent consideration receivable associated with the sale of certain private banking client relationships, which concluded in 2019. Gains (losses) associated with this transaction were included in other income (loss) in the consolidated statement of income (loss).

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at September 30, 2020 and December 31, 2019:

September 30, 2020
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Residential mortgage asset-backed securities	$15	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	3%	N/A
			Conditional default rates	4%	N/A
			Loss severity rates	70%	N/A
			Discount margin	575bps	N/A
Interest rate derivative contracts	$34	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	41% - 100%	79%
			Likelihood of transaction being executed	90%	N/A
Foreign exchange derivative contracts(2)	$(2)	Option pricing model	Implied volatility of currency pairs	9% - 12%	10%
Equity derivative contracts(2)	$66	Option pricing model	Equity / Equity Index volatility	7% - 66%	26%
			Equity / Equity and Equity / Index correlation	13% - 78%	51%
			Equity dividend yields and forward price	(8)% - 5%	(1)%
Credit derivative contracts	$65	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	133bps	N/A
Other derivative contracts	$(59)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	2 years	N/A
Asset-backed securities available-for-sale	$127	Discounted cash flows	Market assumptions related to yields for comparable instruments	4%	N/A
Domestic deposits (structured deposits)(2)(3)	$(650)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 12%	10%
			Equity / Equity Index volatility	7% - 46%	20%
			Equity / Equity and Equity / Index correlation	44% - 64%	53%
Long-term debt (structured notes)(2)(3)	$(372)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 12%	10%
			Equity / Equity Index volatility	7% - 66%	25%
			Equity / Equity and Equity / Index correlation	13% - 78%	52%

HSBC USA Inc.

December 31, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Residential mortgage asset-backed securities	$17	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1%	N/A
			Conditional default rates	8%	N/A
			Loss severity rates	70%	N/A
			Discount margin	600bps	N/A
Corporate and other domestic debt securities	$510	Discounted cash flows	Spread volatility on collateral assets	4%	N/A
			Correlation between insurance claim shortfall and collateral value	80%	N/A
Interest rate derivative contracts	$10	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows	Probability to fund for rate lock commitments	42% - 100%	80%
			Likelihood of transaction being executed	90%	N/A
Foreign exchange derivative contracts(2)	$(1)	Option pricing model	Implied volatility of currency pairs	6% - 11%	8%
Equity derivative contracts(2)	$72	Option pricing model	Equity / Equity Index volatility	7% - 36%	22%
			Equity / Equity and Equity / Index correlation	43% - 79%	49%
			Equity dividend yields	0% - 4%	2%
Credit derivative contracts	$59	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	41bps	N/A
Other derivative contracts	$(75)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	3 years	N/A
Asset-backed securities available-for-sale	$111	Discounted cash flows	Market assumptions related to yields for comparable instruments	0% - 3%	2%
Domestic deposits (structured deposits)(2)(3)	$(774)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 11%	8%
			Equity / Equity Index volatility	7% - 28%	13%
			Equity / Equity and Equity / Index correlation	43% - 49%	46%
Long-term debt (structured notes)(2)(3)	$(354)	Option adjusted discounted cash flows	Implied volatility of currency pairs	6% - 11%	8%
			Equity / Equity Index volatility	7% - 29%	16%
			Equity / Equity and Equity / Index correlation	54% - 79%	64%

(1)For asset-backed securities available-for-sale, the value shown is the arithmetic average. For foreign exchange derivatives, equity derivatives, structured deposits and structured notes, weighted averages are calculated based on the fair value of the instruments. For all remaining instrument types, weighted averages are calculated based on the notional value of the instruments.
(2)We are the client-facing entity and we enter into identical but opposite derivatives to transfer the resultant risks to our affiliates. With the exception of counterparty credit risks, we are market neutral. The corresponding intra-group derivatives are presented as equity derivatives and foreign exchange derivatives in the table.
(3)Structured deposits and structured notes contain embedded derivative features whose fair value measurements contain significant Level 3 inputs. See equity and foreign exchange derivatives below for a discussion of the uncertainty of Level 3 inputs related to structured deposits and structured notes.
N/A Not Applicable
Uncertainty of Level 3 Inputs to Fair Value Measurements
Residential mortgage asset-backed securities - Prepayment rate, probability of default, loss severity rate and discount margin are significant unobservable inputs.
•Prepayment rate - The rate at which borrowers pay off the loans early. The prepayment rate is affected by a number of factors including location of the collateral, interest rate type of the loan, borrowers' credit and sensitivity to interest rate movement.
•Probability of default - Annualized percentage of default rate over a group of collateral such as residential mortgage loans.
•Loss severity rate - The loss severity rate is the percentage of total lifetime losses (both interest and principal) as a percentage of principal balance measured at default date.

HSBC USA Inc.
•Discount margin - An expected return earned in addition to the index underlying (in this case LIBOR) is another input into valuation of securities.
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
Significant Transfers Into and Out of Level 3 Measurements During the three and nine months ended September 30, 2020, we transferred $8 million and $56 million, respectively, of domestic deposits and $3 million and $19 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) goodwill, lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at September 30, 2020 and December 31, 2019. The gains (losses) during the three and nine months ended September 30, 2020 and 2019 are also included.

	Non-Recurring Fair Value Measurements at September 30, 2020				Total Gains (Losses) For the Three Months Ended September 30, 2020	Total Gains (Losses) For the Nine Months Ended September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$4	$—	$4	$—	$—
Consumer loans(2)	—	318	—	318	4	11
Commercial loans held for sale(3)	—	91	—	91	(16)	(25)
Commercial loans(4)	—	—	298	298	6	(164)
Real estate owned(5)	—	1	—	1	—	1
Goodwill(6)	—	—	—	—	—	(784)
Leases(7)	—	—	24	24	(7)	(69)
Total assets at fair value on a non-recurring basis	$—	$414	$322	$736	$(13)	$(1,030)

	Non-Recurring Fair Value Measurements at December 31, 2019				Total Gains (Losses) For the Three Months Ended September 30, 2019	Total Gains (Losses) For the Nine Months Ended September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$12	$—	$12	$—	$—
Consumer loans(2)	—	14	—	14	(2)	(6)
Commercial loans(4)	—	—	50	50	1	—
Real estate owned(5)	—	6	—	6	(1)	(1)
Goodwill(6)	—	—	372	372	(365)	(365)
Leases(7)	—	—	2	2	—	—
Total assets at fair value on a non-recurring basis	$—	$32	$424	$456	$(367)	$(372)

(1)At September 30, 2020 and December 31, 2019, the fair value of the loans held for sale was below cost.
(2)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral. The increase at September 30, 2020 reflects the impact of adopting new accounting guidance which requires expected recoveries related to subsequent increases in the fair value of collateral for collateral-dependent loans to be recognized in the allowance for credit losses beginning January 1, 2020. See Note 21, "New Accounting Pronouncements," for additional discussion.
(3)At September 30, 2020, the fair value of the loans held for sale was below cost.
(4)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.
(5)Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.
(6)During the first quarter of 2020, the goodwill allocated to our previously separate RBWM and PB businesses were both written down to $0 million. During the third quarter of 2019, the goodwill allocated to our previously separate RBWM business was written down to $372 million. See Note 8, "Goodwill and Other Long-Lived Assets," in this Form 10-Q for further discussion of the results of our goodwill impairment testing, including the events and circumstances leading to the impairments.
(7)Beginning in the fourth quarter of 2019 and into the first quarter of 2020, we determined that we would exit certain branches and, as a result, the lease ROU assets and leasehold improvement assets associated with these branches were written down based on their estimated remaining useful lives. During the third quarter of 2020, we also wrote down the lease ROU assets associated with certain office space that we determined we would exit. See Note 2, "Strategic Initiatives," in this Form 10-Q and Note 10, "Leases" in our 2019 Form 10-K for further discussion.

HSBC USA Inc.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at September 30, 2020 and December 31, 2019:

At September 30, 2020
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$298	Valuation of third party appraisal on underlying collateral	Loss severity rates	9% - 84%	33%

At December 31, 2019
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$50	Valuation of third party appraisal on underlying collateral	Loss severity rates	9% - 100%	45%

(1)Weighted average is calculated based on the carrying value of the loans.
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
 Securities - Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security classes:
•U.S. Treasury, U.S. Government agency issued or guaranteed and obligations of U.S. state and political subdivisions – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical

HSBC USA Inc.
security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.
•U.S. Government sponsored enterprises – For government sponsored mortgage-backed securities which transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined primarily based on pricing information obtained from pricing services and is verified by internal review processes.
•Asset-backed securities, including collateralized debt obligations ("CDOs") – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral.
•Other domestic debt and foreign debt securities (corporate and government) - For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $34 million and $41 million at September 30, 2020 and December 31, 2019, respectively.
The following tables provide additional information relating to our asset-backed securities, including CDOs, at September 30, 2020:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Collateralized debt obligations	$39	$—	$39
	Student loans	68	—	68
	Total AAA - A	107	—	107
BBB - B	Collateralized debt obligations	25	—	25
CCC - Unrated	Residential mortgages - Subprime	—	15	15
		$132	$15	$147
Available-for-sale asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$27
BBB - B	Other	100
		$127

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

HSBC USA Inc.
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
Significant inputs related to derivative classes are broken down as follows:
•Credit Derivatives – Use credit default curves and recovery rates which are generally provided by broker quotes and various pricing services. Certain credit derivatives may also use correlation inputs in their model valuation.
•Interest Rate Derivatives – Swaps use interest rate curves based on currency that are actively quoted by brokers and other pricing services. Options will also use volatility inputs which are also quoted in the broker market.
•Foreign Exchange ("FX") Derivatives – FX transactions, to the extent possible, use spot and forward FX rates which are quoted in the broker market. Where applicable, we also use implied volatility of currency pairs as inputs.
•Equity Derivatives – Use listed equity security pricing and implied volatilities from equity traded options position.
•Precious Metal Derivatives – Use spot and forward metal rates which are quoted in the broker market.
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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at September 30, 2020 and December 31, 2019, and their classification within the fair value hierarchy:

September 30, 2020	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$17,492	$17,492	$1,352	$16,126	$14
Federal funds sold and securities purchased under agreements to resell	25,579	25,579	—	25,579	—
Securities held-to-maturity, net of allowance for credit losses	10,224	10,644	—	10,644	—
Commercial loans, net of allowance for credit losses	44,903	45,011	—	—	45,011
Commercial loans held for sale	152	152	—	152	—
Consumer loans, net of allowance for credit losses	20,388	19,917	—	—	19,917
Residential mortgage loans held for sale	89	92	—	92	—
Financial liabilities:
Short-term financial liabilities	$5,530	$5,530	$—	$5,515	$15
Deposits:
Without fixed maturities	135,941	135,941	—	135,941	—
Fixed maturities	9,664	9,673	—	9,673	—
Long-term debt	10,260	10,607	—	10,607	—

December 31, 2019	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$3,800	$3,800	$1,744	$2,038	$18
Federal funds sold and securities purchased under agreements to resell	17,838	17,838	—	17,838	—
Securities held-to-maturity	13,293	13,431	—	13,431	—
Commercial loans, net of allowance for credit losses	47,704	49,252	—	—	49,252
Commercial loans held for sale	34	34	—	34	—
Consumer loans, net of allowance for credit losses	20,212	19,889	—	—	19,889
Residential mortgage loans held for sale	77	78	—	77	1
Financial liabilities:
Short-term financial liabilities	$3,304	$3,304	$—	$3,286	$18
Deposits:
Without fixed maturities	96,161	96,161	—	96,161	—
Fixed maturities	16,323	16,264	—	16,264	—
Long-term debt	16,350	16,696	—	16,696	—

HSBC USA Inc.
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $142 million and $162 million at September 30, 2020 and December 31, 2019, respectively.

20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 29, "Litigation and Regulatory Matters," in our 2019 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2020 (the "2020 First Quarter Form 10-Q") and the six month period ended June 30, 2020 (the "2020 Second Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2019 Form 10-K, our 2020 First Quarter Form 10-Q and our 2020 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2019 Form 10-K, our 2020 First Quarter Form 10-Q and our 2020 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 29, "Litigation and Regulatory Matters," in our 2019 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2020 First Quarter Form 10-Q and our 2020 Second Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $150 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the ongoing investigations disclosed in Note 29, "Litigation and Regulatory Matters," in our 2019 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2020 First Quarter Form 10-Q and our 2020 Second Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Foreign Exchange ("FX") Matters
HSBC Bank USA's agreement with the California Attorney General's Office to resolve its ongoing investigation was approved by a California state court in September 2020. The full amount of the settlement of $7 million was reserved in the fourth quarter of 2019. This matter will no longer be reported.
Precious Metals Fix Matters
In re Commodity Exchange Inc., Gold Futures and Options Trading Litigation (Gold Fix Litigation) In October 2020, the HSBC defendants reached a settlement in principle with the plaintiffs to resolve the consolidated action. The settlement in

HSBC USA Inc.
principle remains subject to definitive documentation and subsequent court approval. HSBC Bank USA is fully reserved for its portion of the settlement.
Mortgage Securitization Trust Litigation HSBC Bank USA filed motions to dismiss in the actions brought by Park Royal LLC and by VRS Holdings 2 LLC and Reliance Standard Life Insurance Company in New York state court, and those motions were fully briefed in October 2020 and await decision.
Shareholder Derivative Action In October 2020, the court granted final approval of the settlement.
Anti-Terrorism Act Cases
Mary Zapata, et al. v. HSBC Holdings plc, et al. In October 2020 the US Court of Appeals for the Second Circuit affirmed the lower court's decision granting the defendants' motion to dismiss.
Rigoberto Vasquez and Eva Garcia et al v. Hong Kong and Shanghai Banking Corporation Ltd., HSBC Bank USA, N.A., et al. In September 2020, Plaintiffs filed a notice of appeal of the district court's dismissal of HSBC Bank USA on motion.
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

21. New Accounting Pronouncements

The following new accounting pronouncements were adopted effective January 1, 2020:
•Financial Instruments - Credit Losses In June 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that significantly changes measurement of credit losses. The ASU requires recognition of lifetime ECL for loans, securities held-to-maturity, off-balance sheet credit exposures and certain other financial assets reported at amortized cost. In addition, the new guidance requires inclusion of expected recoveries of amounts previously written off, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in scope financial assets (including collateral-dependent assets). For available-for-sale debt securities where fair value is less than cost, the ASU requires that credit-related impairment, if any, be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. Modeling and economic forecasting requirements of the ASU are new and extensive, and the ASU's requirements differ significantly from the IFRS credit loss reporting that we implemented in 2018 for reporting to HSBC. The ASU also requires expanded disclosures. See Note 4, "Securities," Note 5, "Loans," and Note 6, "Allowance for Credit Losses," for the new disclosures required by this standard, including further discussion of our accounting policies and methodologies used to estimate ECL beginning in 2020. The adoption of this guidance required a cumulative effect adjustment to retained earnings as of January 1, 2020, which resulted in the following impacts:
◦a decrease in our allowance for credit losses on funded loans of $170 million;
◦an increase in our liability for off-balance sheet credit exposures of $54 million; and
◦including but not limited to the items above, an increase in retained earnings of $82 million, net of tax.
The decrease in our allowance for credit losses on loans was driven by a decrease of approximately $126 million for commercial loans reflecting the impact of their short contractual maturities and the benign credit environment at the time as well as a decrease of approximately $44 million for consumer loans as the impact of their lifetime losses was more than offset by expected recoveries of previous charge-offs of collateral-dependent residential mortgages. The liability for off-balance sheet credit exposures increased reflecting the inclusion of lifetime losses for expected funding over the remaining life of the exposures. The allowance for credit losses established on other financial assets was not material. In accordance with the new guidance, we elected the practical expedients to present accrued interest receivables, net of the related allowance for credit losses, in other assets on the consolidated balance sheet and to exclude accrued interest balances from the amortized cost basis for disclosure purposes. For credit card receivables, accrued interest is recognized in the loan balance as it is billed, with the related allowance recorded in the allowance for credit losses on loans.
In conjunction with our adoption of this guidance, we also elected fair value option on certain student loans held for investment and recorded a separate cumulative effect adjustment to write-up these loans to fair value which resulted in an increase in retained earnings of $2 million, after tax, as of January 1, 2020.
•Reference Rate Reform In March 2020, the FASB issued an ASU that provides optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens associated with transitioning away from LIBOR and other interbank offered rates to acceptable alternative rates. Under

HSBC USA Inc.
the new guidance, an entity is permitted to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. These optional elections generally will cease to apply after December 31, 2022. We elected to adopt this guidance during the second quarter of 2020, which did not have a material impact on our consolidated financial statements. As permitted under the ASU, we elected to sell all of our LIBOR-linked variable rate held-to-maturity securities maturing beyond 2021 during the second quarter of 2020. See Note 4, "Securities," for further discussion.
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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:
•the impact of the coronavirus ("COVID-19") pandemic and subsequent outbreaks, including the economic downturn and recovery, effect on global trade and changes in customer behavior and corporate strategy;
•our ability to effectively implement and deliver on our business strategies, and the effect implementation of our business strategy may have on our operations and relationships with our customers, regulators, employees and other stakeholders;
•uncertainty concerning the future market and economic conditions in the United States and abroad, including but not limited to, changes in interest rates, energy prices and unemployment levels, a decline in housing prices, the availability of credit and liquidity, changes in consumer confidence and consumer spending and behavior, consumer perception as to the continuing availability of credit and price competition in the market segments we serve and the consequences of unexpected geopolitical events, such as trade disputes and the decision by the United Kingdom ("U.K.") to exit the European Union ("EU");
•compliance with the Chinese National Security Law and the Hong Kong Autonomy Act, which may impact, among other things, individuals or entities with which we are able to conduct business;
•changes in laws and regulatory requirements;
•the potential impact of any legal, regulatory or policy changes affecting financial institutions and the global economy as a result of the current Administration and upcoming elections in the U.S.;
•the ability to deliver on our regulatory priorities;
•capital and liquidity requirements under Basel guidance, the Federal Reserve Board's ("FRB") Comprehensive Capital Analysis and Review ("CCAR") program, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act" or "Dodd-Frank") stress testing ("DFAST"), including the U.S. FRB requirements for U.S. global systemically important banks ("G-SIBs") and U.S. intermediate holding companies ("IHCs") owned by non-U.S. G-SIBs to issue total loss-absorbing capacity ("TLAC") instruments;
•regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions;
•changes in central banks' policies with respect to the provision or removal of liquidity support to financial markets;
•the ability of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group") and HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA") to fulfill the requirements imposed by applicable consent orders or guidance from regulators generally;
•the use of us as a conduit for illegal activities without our knowledge by third parties;
•the ability to successfully manage our risks;
•the possibility of the inadequacy of our data management and policies and processes;

HSBC USA Inc.
•the financial condition of our clients and counterparties and our ability to manage counterparty risk;
•concentrations of credit and market risk;
•increases in our allowance for credit losses and changes in our assessment of our loan portfolios;
•the ability to successfully implement changes to our operational practices as needed and/or required from time to time;
•damage to our reputation;
•the ability to attract or retain key employees, including foreign workers, and customers;
•the effects of competition in the markets where we operate including increased competition from non-bank financial services companies, including securities firms;
•the effects of operational risks that are inherent in banking operations, including fraudulent and other criminal activities, breakdowns in processes or procedures and systems failure or non-availability;
•disruption in our operations from the external environment arising from events such as natural disasters, climate change, outbreaks of contagious disease, acts of war, terrorist attacks, or essential utility outages;
•a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyberattacks;
•the ability of third party suppliers, outsourcing vendors, off-shored functions and our affiliates to provide adequate services;
•losses suffered due to the negligence, fraud or misconduct of our employees or the negligence, fraud or misconduct on the part of third parties;
•a failure in our internal controls;
•our ability to meet our funding requirements;
•adverse changes to our credit ratings;
•financial difficulties or credit downgrades of mortgage bond insurers;
•our ability to cross-sell our products to existing customers;
•changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards and their interpretation;
•heightened regulatory and government enforcement scrutiny of financial institutions, including in connection with product governance and sales practices, account opening and closing procedures, customer and employee complaints and sales compensation structures related to such practices;
•possible negative impact of regulatory investigations and legal proceedings related to alleged foreign exchange manipulation;
•changes in the methodology for determining benchmark rates and the implementation of alternative benchmark rates, such as the Secured Overnight Financing Rate ("SOFR");
•heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on traded asset classes, including foreign exchange;
•the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;
•model limitations or failure;
•the possibility of incorrect interpretations, application of or changes in tax laws to which we and our clients are subject;
•the potential for additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;
•unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and
•the other risk factors and uncertainties described under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K").
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
Economic Environment  The U.S. economy rebounded partially during the third quarter of 2020 after deteriorating rapidly into recession during the second quarter driven by the COVID-19 pandemic which resulted in disruption to business and economic activity as well as to the capital markets. COVID-19's effects in the U.S. and globally have been extreme, and the duration of the pandemic and its repercussions continue to remain unclear. Unprecedented government economic intervention has likely dampened the pandemic's effects, but at uncertain long-term cost. Although U.S. Gross Domestic Product ("GDP") is currently forecast to grow in the third quarter of 2020, it is still expected to contract in total for the year and the total unemployment rate of 7.9 percent at September 2020 has remained high as compared with 3.5 percent at December 2019. After cutting short-term interest rates by 150 basis points (to near zero) in March 2020 and announcing various other initiatives to enhance liquidity and support the flow of credit to households and businesses, the FRB decided to hold short-term interest rates steady in September 2020 and indicated it expects short-term rates to remain unchanged until it is confident that the economy is far along in its recovery.
The impact of the COVID-19 pandemic on economic conditions both in the United States and abroad during the first nine months of 2020 has created global uncertainty about the future economic environment including the length and depth of a global recession. Concerns over interest rate levels, energy prices, domestic and global policy issues, including civil unrest in the U.S., trade policy in the U.S. and geopolitical events as well as the implications of those events on the markets in general further add to this global uncertainty. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2020 and beyond.
Performance, Developments and Trends As mentioned above, the COVID-19 pandemic continues to cause disruption to our customers, vendors and employees. The outbreak of this virus has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. This pandemic has had a significant impact on our business, financial condition and results of operations during the first nine months of the year, including the impairment of goodwill associated with our Retail Banking and Wealth Management and Private Banking reporting units in the first quarter and an increase to the provision for credit losses on our loan portfolio. Additionally, in April 2020, Fitch changed the rating outlook for both HSBC USA and HSBC Bank USA to negative from stable and, in May 2020, Standard and Poor's ("S&P") downgraded the long- and short-term issuer credit ratings of HSBC USA and HSBC Bank USA by one notch, following similar rating actions for HSBC. The circumstances around this pandemic are evolving and will continue to impact our business in future periods. Should the current economic conditions persist or deteriorate further, we expect that this environment will continue to adversely impact our business which could include, but not be limited to, further impacts on our income due to lower interest rates, lower lending and transaction volumes, higher expected credit losses, lower wealth management revenue due to equity markets volatility and weakness and increased model risk including credit loss models, capital models and asset/liability management models due to the unprecedented impact on economic and market drivers related to the COVID-19 pandemic. Other potential risks include the impact of postponed health screenings on the well-being of our employees, credit rating migration which could negatively impact our risk-weighted assets and capital position, and potential liquidity stress due, among other factors, to increased customer drawdowns, notwithstanding the significant initiatives that the U.S. Government and the FRB have put in place to support funding and liquidity. This matter could have a material adverse effect on our business, prospects, liquidity, financial condition, results of operations and credit ratings in future periods. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration of the pandemic given that the pandemic may not be fully contained until a vaccine and/or accepted treatment becomes widely available which might not occur for an extended period of time, as well as its continuing impact on our customers, vendors and employees, all of which are uncertain. See Part II, Item 1A, "Risk Factors - Risks related to the impact of COVID-19" for further discussion.
Our restructuring plan is moving forward, including consolidation of our wholesale and retail middle and back office functions, each under a single operations structure, simplification of our support service functions, the exit or transfer of certain derivative contracts, and the consolidation of our retail branch network and creation of our Wealth and Personal Banking business both of which were completed in the second quarter. While we remain committed to our multi-year strategic plan to re-profile our business, the timing of the strategic actions as outlined in our 2019 Form 10-K may be re-sequenced or delayed beyond 24 months as the circumstances around the COVID-19 pandemic continue to develop. We continue to re-assess our strategic plan and may take additional actions in future periods. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements.

HSBC USA Inc.
The following table sets forth selected financial highlights for HUSI on a U.S. GAAP basis for the three and nine months ended September 30, 2020 and 2019 and at September 30, 2020 and December 31, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars are in millions)
Net income (loss)	$188	$(250)	$(1,088)	$(20)
Rate of return on average:
Total assets	.4%	(.5)%	(.7)%	—%
Risk-weighted assets	.6	(.8)	(1.2)	—
Common equity	4.4	(5.7)	(8.8)	(.4)
Tangible common equity	4.5	(6.3)	(9.2)	(.5)
Total equity	4.1	(5.3)	(7.9)	(.1)
Net interest margin	1.15	1.14	1.13	1.29
Efficiency ratio	86.8	111.8	111.4	90.2
Commercial net charge-off ratio(1)	.08	.12	.23	.06
Consumer net charge-off ratio(1)	.45	.30	.43	.28

(1)Excludes loans held for sale.

	September 30, 2020	December 31, 2019
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	1.63%	.93%
Commercial allowance as a percent of loans(1)	1.92	1.05
Consumer allowance as a percent of loans(1)	.99	.64
Consumer two-months-and-over contractual delinquency	2.40	2.04
Loans to deposits ratio(2)	51.33	71.60
Common equity Tier 1 capital to risk-weighted assets	14.2	13.1
Tier 1 capital to risk-weighted assets	15.3	14.1
Total capital to risk-weighted assets	18.5	16.3
Tier 1 leverage ratio	8.4	9.9
Supplementary leverage ratio	7.6	6.9
Total equity to total assets	9.1	10.4

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$17,478	$3,782
Trading assets	33,754	28,452
Securities available-for-sale	41,328	35,663
Loans:
Commercial loans	45,783	48,211
Consumer loans	20,626	20,342
Total loans	66,409	68,553
Deposits	150,328	119,693

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for credit losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

HSBC USA Inc.
Net income (loss) was income of $188 million and a loss of $1,088 million during the three and nine months ended September 30, 2020, respectively, compared with losses of $250 million and $20 million during the three and nine months ended September 30, 2019, respectively. Income (loss) before income tax was income of $224 million and a loss of $1,160 million during the three and nine months ended September 30, 2020, respectively, compared with a loss of $211 million and income of $89 million during the three and nine months ended September 30, 2019, respectively. The increase in income (loss) before income tax during the three months ended September 30, 2020 was due to lower operating expenses driven by the non-recurrence of a $365 million goodwill impairment charge recorded in the prior year period, a lower provision for credit losses reflecting the partial rebound in economic conditions in the third quarter and higher net interest income. These increases were partially offset by lower other revenues. In the year-to-date period, income (loss) before income tax decreased due primarily to a higher provision for credit losses driven by the overall deterioration of economic conditions caused by the COVID-19 pandemic, higher operating expenses driven by higher goodwill impairment charges recorded in the current year-to-date period as discussed below and lower other revenues.
During the first quarter of 2020, as a result of the deterioration in economic conditions caused by the COVID-19 pandemic and the amount of headroom calculated in our previous annual impairment test for certain reporting units, we determined that an interim goodwill impairment test should be performed for all of our reporting units as of March 31, 2020 and prepared updated cash flow projections for each reporting unit, resulting in a reduction in the long-term forecasts of profitability for both our Retail Banking and Wealth Management and our Private Banking reporting units as compared to the prior year forecasts. We completed our interim impairment test of goodwill utilizing cash flow projections based on these forecasts under a present value approach and, in conjunction with valuation estimates determined under a market approach, concluded that the fair value of our Commercial Banking reporting unit exceeded its carrying value, including goodwill. However, the cash flow projections for our Retail Banking and Wealth Management and our Private Banking reporting units were significantly lower which, in conjunction with valuation estimates under a market approach and in consideration of a challenging macroeconomic outlook, resulted in a fair value that was significantly lower than their book values, including goodwill. As a result, we recorded a non-cash impairment charge of $784 million in the first quarter of 2020, representing the entire amount of goodwill previously allocated to these reporting units. Beginning in the second quarter of 2020, our Retail Banking and Wealth Management and our Private Banking reporting units are being reported together within a newly created Wealth and Personal Banking segment for segment reporting purposes. During the third quarter of 2020, we completed our annual impairment test of goodwill and determined that the fair value of our Commercial Banking reporting unit exceeded its carrying value by approximately 110 percent. As discussed in our 2019 Form 10-K, our goodwill impairment testing is highly sensitive to certain assumptions and estimates used. We will continue to monitor changes to our business forecasts as we continue to perform periodic analysis of the risks and strategies of our business and product offerings. If further deterioration in economic and credit conditions, a change in the strategy or performance of our business or product offerings, or an increase in the capital requirements of our business occurs, interim goodwill impairment tests could again be required, which may result in an impairment charge. For additional discussion of the results of our goodwill impairment testing, see Note 8, "Goodwill and Other Long-Lived Assets," in the accompanying consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Income (loss) before income tax, as reported	$224	$(211)	$(1,160)	$89
Goodwill impairment	—	365	784	365
Costs to achieve(1)	84	—	235	—
Severance costs(2)	—	6	—	23
Adjusted performance(3)	$308	$160	$(141)	$477

(1)Reflects costs related to the delivery of the strategic plan we announced in February 2020 to restructure our operations ("Restructuring Plan") as discussed further in "Executive Overview" in MD&A in our 2019 Form 10-K. Costs to achieve primarily consisted of lease impairment and other related costs, severance costs, allocated costs from HSBC Technology & Services ("HTSU"), and trading losses associated with the exit of certain derivative contracts. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements for a more detailed discussion of these costs. The expense during the nine months ended September 30, 2020 also includes a $9 million gain on the sale of one of our owned retail branch properties.
(2)Reflects severance costs associated with a 2019 global effort aimed to right-size our cost base.
(3)Represents a non-U.S. GAAP financial measure.

HSBC USA Inc.
Excluding the impact of the items in the table above, our adjusted performance during the three and nine months ended September 30, 2020 increased $148 million and decreased $618 million, respectively, compared with prior year periods. The increase in the three month period was due primarily to a lower provision for credit losses reflecting a partial rebound in economic conditions in the third quarter as well as higher net interest income and lower operating expenses. These increases were partially offset by lower other revenues driven by lower trading revenue. In the year-to-date period, the decrease was due primarily to a higher provision for credit losses driven by the overall deterioration of economic conditions caused by the COVID-19 pandemic and lower other revenues driven by lower trading revenue, partially offset by lower operating expenses.
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
We have a considerable number of contracts referencing IBORs, primarily LIBOR, such as loans, derivatives and long-term debt, extending past 2021 when the U.K. Financial Conduct Authority has announced it will no longer require banks to submit rates for LIBOR. We continue to actively participate in HSBC's global transition program with the objective of facilitating an orderly transition of all products, processes, models and curves, as well as all legacy LIBOR contracts, onto replacement rates. In particular, during the first nine months of 2020, we:
•implemented risk disclosures for new sales of LIBOR-based products across all of our business lines;
•incorporated the new fallback language recommended by the ARRC into new LIBOR-based contracts for adjustable rate mortgage loans;
•updated the existing ARRC recommended fallback language for syndicated loans and bilateral loans with the revised hardwired fallback language recently published by the ARRC, under which both the trigger events that would cause transition to a new benchmark rate, and a waterfall of identified successor rates, are specified; and
•sold substantially all of our LIBOR-linked variable rate debt securities maturing beyond 2021.
While our global businesses continue to develop their capabilities to offer alternative rate products and the supporting processes and systems, the COVID-19 pandemic has impacted the speed at which they are able to develop these capabilities and the readiness of our customers to use alternative rate products. Consequently, the sale of LIBOR-based products with maturities beyond 2021 will continue for longer than initially anticipated and is likely to increase the volume of legacy contracts that will need to be transitioned. In addition, the COVID-19 pandemic has likely affected the pace at which many of our customers will have been preparing to use alternative rate products and therefore also to transition their legacy contracts onto replacement rates. Therefore, we expect the transition of legacy contracts onto replacement rates to occur over a shortened time period. In combination with the greater number of legacy contracts requiring transition, this increases the overall level of execution risk on the transition process, which could potentially increase the level of conduct and operational risks. We are currently targeting to have pricing and data/workflow requirements related to transitioning legacy contracts onto replacement rates finalized in the fourth quarter. For further discussion of our LIBOR transition program and the associated risks, see "Executive Overview" in MD&A in our 2019 Form 10-K.
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
Loan Forbearance Initiatives The CARES Act created a forbearance program for federally-backed mortgage loans and provided financial institutions with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings ("TDR Loans") from March 1, 2020 until the earlier of December 31, 2020 or 60 days following the termination of the presidentially declared national emergency. During the third quarter of 2020, we elected to adopt the TDR Loan guidance in the CARES Act and are not applying TDR Loan classification to COVID-19 related loan modifications in the

HSBC USA Inc.
form of a long-term payment deferral (for commercial loans all payment modifications, including all payment deferrals) granted to borrowers that were current (less than 30 days past due) as of December 31, 2019 which otherwise may have been reported as TDR Loans. The CARES Act also prohibits servicers of federally-backed mortgage loans from initiating any foreclosure action on any residential property that is not vacant or abandoned for a period of 60 days, beginning on March 18, 2020. This moratorium has been extended until December 31, 2020. In addition to these federal measures, some state governments have taken action to require forbearance with respect to certain loans and fees. We are continuing to monitor federal, state and international regulatory developments in relation to COVID-19 and their potential impact on our operations.
In April 2020, federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR Loans. Borrowers that do not meet the criteria in the CARES Act or the Interagency Statement are assessed for TDR Loan classification in accordance with our accounting policies. Through September 30, 2020, these loans were not significant.
In addition, under the Interagency Statement, for COVID-19 related loan modifications in the form of a payment deferral, the borrower’s past due status will not be impacted during the deferral period and, if the loan was accruing at the time the relief was granted, the loan will generally not be placed on nonaccrual status as long as the payment deferral is for six months or less. For consumer mortgage loans, when a borrower requests and is provided with extended relief in the form of a payment deferral of more than six months, the loan will generally be placed on nonaccrual status and, if the loan does not meet the criteria in the CARES Act, assessed for TDR Loan classification. Any accrued interest recorded on these loans is generally not reversed against income and will remain recorded as accrued interest receivable. We have not modified our commercial loan nonaccrual policies as a result of this guidance.
We have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of the COVID-19 pandemic. The following table summarizes information about loans under these programs as of September 30, 2020. Not included in the following table are loans that have exited the programs as well as other forms of relief that we have provided to commercial clients affected by the impact of COVID-19, such as covenant waivers and amendments, and deferrals of financial statement and covenant compliance reporting requirements.

	September 30, 2020
	Number of Loans	Loan Amount	% of Loans with Payment(1)	Program Details
	(in thousands)	(in millions)
Commercial:
Real estate, including construction(2)	—	$680	0%	Primarily deferrals of up to twelve months
Business and corporate banking	0.1	190	0	Primarily deferrals of up to twelve months
Global banking(2)	—	233	0	Primarily deferrals of up to twelve months
Total commercial	0.1	1,103	0
Consumer:
Residential mortgages(3)	1.9	1,016	20	Deferrals of either three or six month increments up to a maximum of twelve months
Home equity mortgages(3)	0.4	49	29	Deferrals of either three or six month increments up to a maximum of twelve months
Credit cards	17.3	71	45	Deferrals of either four or six months increments up to a maximum of six months
Other consumer	2.5	18	27	Deferrals of either four or six months increments up to a maximum of six months
Total consumer	22.1	1,154	22
Total	22.2	$2,257	11

(1)Represents the percentage of loans under a COVID-19 related payment deferral program at September 30, 2020 for which at least one payment was collected during the third quarter of 2020.
(2)Number of loans is less than 50.
(3)Includes $24 million of consumer mortgage loans where the borrowers were provided with extended payment deferral relief of more than six months at September 30, 2020 and, as a result, have been placed on nonaccrual status. Due to our CARES Act election, these loans were exempted from TDR assessment.

HSBC USA Inc.
When the payment relief period ends, borrowers have various options, including repaying the deferred payments in full, repaying the deferred payments over an installment period or moving the deferred payments to the end of the loan. If a borrower is experiencing financial difficulty when the payment relief period ends, they may enter into a modification program to reduce the interest rate and extend the term of the loan which would result in the loan being classified as a TDR Loan. As of September 30, 2020, $331 million and $530 million of commercial and consumer loans, respectively, have exited a COVID-19 related payment deferral program, none of which entered into a modification program upon exiting that resulted in the loans being classified as TDR Loans. Included in the amount of consumer loans that have exited a COVID-19 related payment deferral program are approximately $78 million of consumer mortgage loans that were placed on nonaccrual status and are being evaluated for acceptance into a modification program.
Paycheck Protection Program The CARES Act created a new loan guarantee program entitled the Paycheck Protection Program ("PPP") targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"), whose guarantee is backed by the full faith and credit of the United States. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized Approach used to calculate risk-weighted assets for regulatory capital purposes. HSBC Bank USA is a PPP participating lender and had loans funded under the PPP which totaled $1,186 million at September 30, 2020. Under current law, the SBA stopped accepting PPP loan applications from participating lenders on August 8, 2020.
Main Street Lending Program In July 2020, the Main Street Lending Program ("MSLP") became fully operational. The MSLP was established by the FRB under the CARES Act to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates under various facilities depending on the size and other characteristics of the eligible businesses. The Federal Reserve Bank of Boston has set up a special purpose vehicle which will purchase 95 percent of each MSLP loan that is submitted to the program, provided that the required documentation is complete and the transactions are consistent with the relevant MSLP facility's requirements. As such, MSLP lenders will retain only 5 percent of an MSLP loan. We are currently not a participating lender in the MSLP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Profit (loss) before tax – U.S. GAAP basis	$224	$(211)	$(1,160)	$89
Adjustments:
Expected credit losses	(73)	26	257	91
Goodwill impairment	—	156	91	156
Loan origination	4	2	13	8
Precious metal loans	1	(9)	10	4
Renewable energy tax credit investments	2	7	9	10
Deposit incentives	—	1	3	10
Leases	(1)	(4)	(10)	(11)
Pension and other postretirement benefit costs	(4)	(3)	(14)	(2)
Other long-lived assets impairment	(277)	—	(277)	—
Other	3	2	6	5
Profit (loss) before tax – Group Reporting Basis	$(121)	$(33)	$(1,072)	$360
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
Expected credit losses - During the three months ended September 30, 2020, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis while, in the year-to-date period, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our commercial loans are considered to be in 'stage 1' (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses estimate. Primarily as a result of the different approaches, during the three months ended September 30, 2020, releases in credit reserves driven by the partial rebound in economic conditions in the third quarter, which resulted in an improvement in the economic forecasts used to calculate expected credit losses, as well as releases in credit reserves due to paydowns, including the paydown of a single oil and gas industry client, were more pronounced under U.S. GAAP. In the year-to-date period, loss provisions driven by the overall deterioration of economic conditions caused by the COVID-19 pandemic, which resulted in a worsening of economic forecasts used to calculate expected credit losses and downgrades reflecting weakness in the financial condition of certain clients, was more pronounced under U.S. GAAP.
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

HSBC USA Inc.
Goodwill impairment - During the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, goodwill impairment charges were lower under the Group Reporting Basis than under U.S. GAAP. Under the Group Reporting Basis, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in lower carrying amounts of goodwill and, therefore, lower impairment charges under the Group Reporting Basis.
Other long-lived assets impairment - During the third quarter of 2020, we determined that long-lived assets comprising capitalized software, property, plant and equipment and operating lease right-of-use assets may not be recoverable and tested the long-lived asset group for impairment. Under the Group Reporting Basis, we recorded an impairment charge of $277 million to write down the long-lived asset group to its estimated fair value, consisting of the write-off of all the capitalized software and a portion of the leasehold improvements primarily associated with our Wealth and Personal Banking business segment. Under U.S. GAAP, the estimated undiscounted cash flows of the long-lived asset group exceeded its carrying amount and no impairment charge was required. See Note 15, "Business Segments," in the accompanying consolidated financial statements for additional discussion.

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
The accounting estimates relating to the allowance for credit losses remains a "critical accounting estimate" for the following reasons:
•Changes in the provision for credit losses can materially affect our financial results;
•Estimates relating to the allowance for credit losses require us to project future borrower performance, including cash flows, delinquencies and charge-offs, along with, when applicable, collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate probability of default and loss given default;
•The allowance for credit losses is influenced by factors outside of our control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions such as trends in housing prices, interest rates, GDP, inflation, energy prices and unemployment; and
•Judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime ECL.
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
As discussed further in Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements, we utilize a minimum of three forward-looking economic scenarios to estimate lifetime ECL. In periods with high economic uncertainty, we supplement the lifetime estimate with alternative scenarios, each assigned a weighting based upon management's assessment of the likelihood of occurrence. This was the case beginning in 2020 as the economic conditions caused by the COVID-19 pandemic created significant economic uncertainty. As a result, we developed and utilized a fourth scenario for estimating lifetime ECL, referred to as the "Alternative Downside scenario".
As an illustration of the effect of changes in estimates relating to the allowance for credit losses, using a 100 percent weighting for the Alternative Downside scenario instead of using the four weighted scenarios at September 30, 2020 would have resulted in a combined increase to our allowance for credit losses and liability for off-balance sheet credit exposures of approximately $1,180 million. This illustration only represents the effect of changes in the weighting of these scenarios on our existing modeled portfolios and does not consider changes in the allowance related to management judgment that might occur.

HSBC USA Inc.
Balance Sheet Review

The following table provides balance sheet totals at September 30, 2020 and increases (decreases) since December 31, 2019:

		Increase (Decrease) From
		December 31, 2019
	September 30, 2020	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$43,057	$21,437	99.2%
Loans, net	65,325	(2,591)	(3.8)
Loans held for sale	282	(7)	(2.4)
Trading assets	33,754	5,302	18.6
Securities	51,552	2,596	5.3
All other assets	6,976	(1,166)	(14.3)
	$200,946	$25,571	14.6%
Period end liabilities and equity:
Total deposits	$150,328	$30,635	25.6%
Trading liabilities	3,517	282	8.7
Short-term borrowings	5,515	1,856	50.7
Long-term debt	20,048	(6,649)	(24.9)
Interest, taxes and other liabilities	3,198	(637)	(16.6)
Total equity	18,340	84	.5
	$200,946	$25,571	14.6%
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

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at September 30, 2020 and increases (decreases) since December 31, 2019:

		Increase (Decrease) From
		December 31, 2019
	September 30, 2020	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$11,283	$(218)	(1.9)%
Business and corporate banking	15,164	1,685	12.5
Global banking(1)	15,505	(2,410)	(13.5)
Other commercial(2)	3,831	(1,485)	(27.9)
Total commercial	45,783	(2,428)	(5.0)
Consumer loans:
Residential mortgages	18,439	638	3.6
Home equity mortgages	765	(88)	(10.3)
Credit cards	1,107	(298)	(21.2)
Other consumer	315	32	11.3
Total consumer	20,626	284	1.4
Total loans	66,409	(2,144)	(3.1)
Allowance for credit losses(3)	1,084	447	70.2
Loans, net	$65,325	$(2,591)	(3.8)%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.
(2)Includes loans to HSBC affiliates which totaled $1,180 million and $2,343 million at September 30, 2020 and December 31, 2019, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans decreased compared with December 31, 2019 due primarily to lower demand in global banking reflecting increased capital markets activity by clients coupled with economic uncertainty caused by the COVID-19 pandemic. Also contributing to the decrease was lower loans to affiliates as well as the impact of our efforts to improve returns through disciplined lending. These decreases were partially offset by loan growth in business and corporate banking largely associated with the Paycheck Protection Program. The decline in commercial non-affiliate loans was primarily in the diversified financial, energy and semiconductor industries, partially offset by growth in the retailing, utility and banking industries.
Consumer loans increased modestly compared with December 31, 2019 as higher residential mortgage loans which we continue to target towards our Premier and Advance customer relationships were largely offset by paydowns in credit card receivables due to lower customer spending and changes in underwriting criteria driven by the current economic environment as well as a continued decline in home equity mortgages. The increase in other consumer loans reflects higher personal loans driven by new product promotions.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	September 30, 2020		December 31, 2019
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	97.4%	96.7%	98.1%	96.4%
80% < LTV < 90%	2.3	2.7	1.6	2.8
90% < LTV < 100%	.2	.5	.2	.7
LTV > 100%	.1	.1	.1	.1
Average LTV for portfolio	52.1	46.7	50.1	46.4

(1)LTVs for first liens are calculated using the loan balance as of the reporting date. LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property's appraised value at the time of loan origination updated by the change in the Federal Housing Finance Agency's house pricing index ("HPI") at either a Core Based Statistical Area or

HSBC USA Inc.
state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at June 30, 2020 and September 30, 2019, respectively.
Loans Held for Sale  The following table summarizes loans held for sale at September 30, 2020 and increases (decreases) since December 31, 2019:

		Increase (Decrease) From
		December 31, 2019
	September 30, 2020	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$10	$(73)	(88.0)%
Business and corporate banking	—	(35)	(100.0)
Global banking	183	89	94.7
Total commercial	193	(19)	(9.0)
Consumer loans:
Residential mortgages	89	12	15.6
Total consumer	89	12	15.6
Total loans held for sale	$282	$(7)	(2.4)%
Commercial loans held for sale decreased compared with December 31, 2019. Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $41 million and $178 million at September 30, 2020 and December 31, 2019, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $152 million and $34 million at September 30, 2020 and December 31, 2019, respectively.
Consumer loans held for sale increased compared with December 31, 2019. Included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income (loss).
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was nil and $2 million at September 30, 2020 and December 31, 2019, respectively. The valuation allowance on commercial loans held for sale was $17 million and nil at September 30, 2020 and December 31, 2019, respectively.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at September 30, 2020 and increases (decreases) since December 31, 2019:

		Increase (Decrease) From
		December 31, 2019
	September 30, 2020	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$21,302	$(2,186)	(9.3)%
Precious metals	9,536	7,627	*
Derivatives, net	2,916	(139)	(4.5)
	$33,754	$5,302	18.6%
Trading liabilities:
Securities sold, not yet purchased	$695	$(487)	(41.2)%
Payables for precious metals	—	(124)	(100.0)
Derivatives, net	2,822	893	46.3
	$3,517	$282	8.7%

*Percentage change is greater than 100 percent.
(1)See Note 3, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were lower compared with December 31, 2019 due primarily to decreases in U.S. Treasury and foreign sovereign positions. Trading security positions are held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Also contributing to the decrease was a decrease in corporate bond positions of $501 million reflecting the unwind of one of our unconsolidated variable interest entities ("VIEs") which resulted in the termination of our investment in the VIE during the third quarter of 2020. Balances of securities sold, not yet purchased were lower compared with December 31, 2019 driven by a decrease in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2019 due primarily to increases in our own gold and silver inventory positions reflecting a redeployment of liquidity in the short term which is economically hedged with derivative positions to protect against changes in market pricing and an increase in positions held as economic hedges for client derivative activity as well as higher spot prices for most metals. Payables for precious metals were lower compared with December 31, 2019 reflecting a decline in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset balances decreased compared with December 31, 2019 as lower balances from market movements, reduced positions driven by the exit or transfer of certain derivative contracts as part of our Restructuring Plan and the impact of higher netting of cash collateral posted was partially offset by the impact of lower netting of outstanding positions. Derivative liability balances increased compared with December 31, 2019 as lower balances from market movements and reduced positions driven by the exit or transfer of certain derivative contracts as part of our Restructuring Plan was more than offset by the impact of lower netting of outstanding positions and cash collateral posted. Market movements resulted in lower valuations of interest rate, foreign exchange and credit derivatives, partially offset by higher valuations of commodity and equity derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were higher compared with December 31, 2019 driven by net purchases of U.S. Government sponsored mortgage-backed, foreign sovereign and U.S. Treasury securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes as well as favorable market valuations due to decreasing yields. These increases were partially offset by net sales and paydowns of U.S. Government agency mortgage-backed securities as well as the sale of $340 million of LIBOR-linked variable rate held-to-maturity securities during the second quarter of 2020. See Note 5, "Securities," in the accompanying consolidated financial statements for further discussion.
All Other Assets  All other assets includes, among other items, properties and equipment, net and goodwill. All other assets decreased compared with December 31, 2019 due primarily to a goodwill impairment charge of $784 million recorded during the first quarter of 2020, representing the entire amount of goodwill previously allocated to our Retail Banking and Wealth Management and our Private Banking reporting units. Beginning in the second quarter of 2020, our Retail Banking and Wealth Management and our Private Banking reporting units are being reported together within a newly created Wealth and Personal

HSBC USA Inc.
Banking segment for segment reporting purposes. For additional discussion of the results of our goodwill impairment testing, see Note 8, "Goodwill and Other Long-Lived Assets," in the accompanying consolidated financial statements. Also contributing to the decrease was lower deferred tax assets and lower outstanding clearing receivables from correspondent banks. These decreases were partially offset by increased investments in Federal Home Loan Bank ("FHLB") stock, higher outstanding settlement balances related to security sales and an increase in cash collateral posted.
Deposits  The following table summarizes deposit balances by major depositor categories at September 30, 2020 and increases (decreases) since December 31, 2019:

		Increase (Decrease) From
		December 31, 2019
	September 30, 2020	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$131,280	$23,255	21.5%
Domestic and foreign banks	16,047	7,343	84.4
U.S. government and states and political subdivisions	365	4	1.1
Foreign governments and official institutions	2,636	33	1.3
Total deposits	$150,328	$30,635	25.6%
Total core deposits(1)	$127,819	$32,566	34.2%

(1)Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.
Total deposits increased compared with December 31, 2019 as we actively raised funds and our customers increased their demand and savings deposits in response to the economic uncertainty caused by the COVID-19 pandemic and the actions taken by the U.S. Government to provide financial support to households and businesses. Also contributing to the increase in deposits was higher deposits from affiliates which reflects $5.0 billion of long-term debt obligations issued to HSBC North America that were recharacterized as time deposits during the first nine months of 2020 as discussed below. These increases were partially offset by a decline in time deposits.
Short-Term Borrowings  Short-term borrowings increased compared with December 31, 2019 reflecting higher securities sold under repurchase agreements and, to a lesser extent, higher commercial paper outstanding.
Long-Term Debt  Long-term debt decreased compared with December 31, 2019 as the impact of debt issuances, including increased borrowings from the FHLB, was more than offset by debt retirements and $5.0 billion of long-term debt obligations issued to HSBC North America that were recharacterized as time deposits during the first nine months of 2020. See Note 14, "Related Party Transactions," for additional information. Debt issuances during the three and nine months ended September 30, 2020 totaled $900 million and $7,250 million, respectively, of which $50 million and $4,966 million, respectively, was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $2,284 million of senior structured notes during the nine months ended September 30, 2020. Total long-term debt outstanding under this shelf was $8,992 million and $13,295 million at September 30, 2020 and December 31, 2019, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $216 million during the nine months ended September 30, 2020. Total debt outstanding under this program was $1,837 million and $2,908 million at September 30, 2020 and December 31, 2019, respectively.
Borrowings from the FHLB totaled $5,250 million and $1,000 million at September 30, 2020 and December 31, 2019, respectively.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities were lower compared with December 31, 2019 due primarily to a decline in accrued interest payable and lower margin requirements related to futures trading, partially offset by a higher liability for off-balance sheet credit exposures.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2020 Compared to 2019 Increase (Decrease)
Three Months Ended September 30,	2020	Volume	Rate	2019
	(dollars are in millions)
Interest income:
Short-term investments	$16	$75	$(195)	$136
Trading securities	64	(13)	(8)	85
Securities	202	(5)	(89)	296
Commercial loans	335	(34)	(171)	540
Consumer loans	176	7	(24)	193
Other	11	5	(17)	23
Total interest income	804	35	(504)	1,273
Interest expense:
Deposits	135	85	(358)	408
Short-term borrowings	7	(28)	(44)	79
Long-term debt	111	(56)	(110)	277
Tax liabilities and other	3	(2)	(1)	6
Total interest expense	256	(1)	(513)	770
Net interest income	$548	$36	$9	$503

Yield on total interest earning assets	1.69%			2.89%
Cost of total interest bearing liabilities	.68			2.20
Interest rate spread	1.01			.69
Benefit from net non-interest paying funds(1)	.14			.45
Net interest margin on average earning assets	1.15%			1.14%

HSBC USA Inc.

		2020 Compared with 2019 Increase (Decrease)
Nine Months Ended September 30,	2020	Volume	Rate	2019
	(dollars are in millions)
Interest income:
Short-term investments	$126	$193	$(552)	$485
Trading securities	192	(2)	(21)	215
Securities	707	59	(250)	898
Commercial loans	1,183	33	(464)	1,614
Consumer loans	546	22	(54)	578
Other	35	28	(54)	61
Total interest income	2,789	333	(1,395)	3,851
Interest expense:
Deposits	656	238	(703)	1,121
Short-term borrowings	62	—	(147)	209
Long-term debt	471	(163)	(261)	895
Tax liabilities and other	10	(8)	(3)	21
Total interest expense	1,199	67	(1,114)	2,246
Net interest income	$1,590	$266	$(281)	$1,605

Yield on total interest earning assets	1.99%			3.09%
Cost of total interest bearing liabilities	1.09			2.29
Interest rate spread	.90			.80
Benefit from net non-interest paying funds(1)	.23			.49
Net interest margin on average earning assets	1.13%			1.29%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during the three months ended September 30, 2020 as lower interest income from interest earning assets due primarily to lower yields on loans, short-term investments and securities was more than offset by lower interest expense from interest bearing liabilities driven by lower rates paid and a shift in mix to lower cost deposits as well as the favorable impact of higher short-term investment balances. In the year-to-date period, net interest income decreased modestly as lower interest income from interest earning assets due primarily to lower yields on loans, short-term investments and securities as well as the unfavorable impact of higher average deposit balances was largely offset by lower interest expense from interest bearing liabilities driven by lower rates paid and a shift in mix to lower cost deposits as well as the favorable impact of higher average interest earning asset balances, primarily short-term investments, securities and loans.
Short-term investments Interest income decreased during the three and nine months ended September 30, 2020 due to lower yields earned on these balances reflecting the impact of lower market rates, partially offset by higher average balances.
Trading securities Interest income decreased during the three and nine months ended September 30, 2020 due to lower yields reflecting the impact of lower market rates and lower average balances. The decrease in average balances reflects decreases in foreign sovereign and U.S. Treasury positions, partially offset by an increase in equity positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was lower during the three and nine months ended September 30, 2020 due primarily to lower yields reflecting the impact of lower market rates. The decrease in the year-to-date period was partially offset by higher average balances driven by increases in U.S. Government agency mortgage-backed, U.S. Treasury and foreign sovereign securities, partially offset by a decline in U.S. Government sponsored mortgage-backed securities.
Commercial loans Interest income was lower during the three and nine months ended September 30, 2020 due primarily to lower yields reflecting the impact of lower market rates on variable rate loans and lower rates on newly originated PPP loans. Also contributing to the decrease in the three month period was lower average balances driven by lower demand reflecting increased capital markets activity by clients coupled with economic uncertainty caused by the COVID-19 pandemic as well as

HSBC USA Inc.
lower loans to affiliates and the impact of our efforts to improve returns through disciplined lending. In the year-to-date period, average balances were higher and partially offset the decrease in interest income as the factors described above were more than offset by elevated demand in March as clients drew on their available lines of credit during the deterioration in economic conditions caused by the COVID-19 pandemic. A significant portion of these lines of credit have been repaid.
Consumer loans Interest income decreased during the three and nine months ended September 30, 2020 due to lower yields reflecting the impact of lower market rates, partially offset by higher average balances due primarily to growth in residential mortgage loans.
Other Lower interest income during the three and nine months ended September 30, 2020 was due to lower yields on cash collateral posted reflecting the impact of lower market rates, partially offset by higher average cash collateral balances.
Deposits Interest expense decreased during the three and nine months ended September 30, 2020 due to lower rates paid reflecting the impact of lower market rates, partially offset by higher average balances. Higher average balances were due primarily to growth in savings and demand deposits as we actively raised funds and our customers increased their deposits in response to the economic uncertainty caused by the COVID-19 pandemic and the actions taken by the U.S. Government to provide financial support to households and businesses.
Short-term borrowings Lower interest expense during the three and nine months ended September 30, 2020 was due primarily to lower rates paid reflecting the impact of lower market rates. Also contributing to the decrease in the three month period was lower average borrowings driven by a decrease in securities sold under repurchase agreements.
Long-term debt Interest expense decreased during the three and nine months ended September 30, 2020 due to lower rates paid reflecting the impact of lower market rates on variable rate borrowings and lower average borrowings.
Tax liabilities and other Interest expense was lower during the three and nine months ended September 30, 2020 driven by lower average borrowings in securities sold, not yet repurchased and lower rates paid.
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

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$43	$27	$16	59.3%
Business and corporate banking	(36)	32	(68)	*
Global banking	(103)	1	(104)	*
Other commercial	3	—	3	*
Total commercial loans	(93)	60	(153)	*
Consumer loans:
Residential mortgages	12	(1)	13	*
Home equity mortgages	(1)	(1)	—	—
Credit cards	(2)	34	(36)	*
Other consumer	9	2	7	*
Total consumer loans	18	34	(16)	(47.1)
Total loans	$(75)	$94	$(169)	*
Other financial assets measured at amortized cost	(1)	—	(1)	*
Securities available-for-sale	(1)	—	(1)	*
Off-balance sheet credit exposures(1)	(28)	—	(28)	*
Total provision for credit losses	$(105)	$94	$(199)	*

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$122	$60	$62	*
Business and corporate banking	283	67	216	*
Global banking	183	6	177	*
Other commercial	3	(6)	9	*
Total commercial loans	591	127	464	*
Consumer loans:
Residential mortgages	62	(1)	63	*
Home equity mortgages	1	(1)	2	*
Credit cards	96	69	27	39.1
Other consumer	24	4	20	*
Total consumer loans	183	71	112	*
Total loans	774	198	576	*
Other financial assets measured at amortized cost	—	—	—	—
Securities available-for-sale	(1)	—	(1)	*
Off-balance sheet credit exposures(1)	67	—	67	*
Total provision for credit losses	$840	$198	$642	*

*Percentage change is greater than 100 percent.
(1)As discussed below, prior to January 1, 2020, credit loss expense for off-balance sheet credit exposures was recorded in other expense.
Our provision for credit losses decreased $199 million during the three months ended September 30, 2020 due to a lower provision for credit losses on our commercial loan portfolio and, to a lesser extent, a release in the liability for credit losses on off-balance sheet credit exposures recorded in the third quarter of 2020 and a lower provision for credit losses on our consumer loan portfolio. In the year-to-date period, our provision for credit losses increased $642 million due to a higher provision for credit losses on our commercial loan portfolio and, to a lesser extent, a higher provision for credit losses on our consumer loan portfolio and a provision for credit losses on off-balance sheet credit exposures recorded in the first nine months of 2020.
The provision for credit losses on our commercial loan portfolio decreased $153 million during the three months ended September 30, 2020 due to a release in credit reserves in the current year period compared with a loss provision in the prior year period as discussed below. The release in credit reserves in the current year period was driven by the partial rebound in economic conditions in the third quarter which resulted in an improvement in the economic forecasts we use for calculating lifetime ECL and a release in credit reserves for risk factors associated with large loan exposures, as well as releases in credit reserves due to paydowns, including the paydown of a single oil and gas industry client, reflecting the impact of our efforts to improve returns through disciplined lending and reducing higher risk exposures. These releases in credit reserves were partially offset by provisions for risk factors associated with higher risk client and industry exposures. In the year-to-date period, the provision for credit losses on our commercial loan portfolio increased $464 million. The loss provision in the current year-to-date period was driven by the overall deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts we use for calculating lifetime ECL, downgrades reflecting weakness in the financial condition of certain clients and provisions for risk factors associated with higher risk client and industry exposures and large loan exposures. In the prior year periods, the loss provisions were due primarily to downgrades reflecting weakness in the financial condition of certain client relationships which were partially offset by releases in credit reserves due to paydowns and, in the year-to-date period, a release in credit reserves for risk factors associated with fraud.
The provision for credit losses on our consumer loan portfolio decreased by $16 million during the three months ended September 30, 2020. The loss provision in the current year period was driven largely by a provision for risk factors associated with forbearance accounts which was partially offset by releases in credit reserves driven by the partial rebound in economic conditions in the third quarter which resulted in an improvement in the economic forecasts we use for calculating lifetime ECL as well as a decline in credit card balances due to lower customer spending and changes in underwriting criteria driven by the current environment. In the year-to-date period, the provision for credit losses on our consumer loan portfolio increased $112 million. The loss provision in the current year-to-date period was driven by the overall deterioration of economic conditions

HSBC USA Inc.
caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts we use for calculating lifetime ECL and higher dollars of delinquency, as well as provisions for risk factors associated with forbearance accounts and growth in personal loan balances due to new product promotions. These loss provisions were partially offset by a decline in credit card balances due to lower customer spending and changes in underwriting criteria driven by the current environment. In the prior year periods, the loss provisions were due primarily to provisions for credit losses on credit cards reflecting growth in balances due to increased customer activity and new product promotions, including higher dollars of delinquency and higher delinquency roll rates.
The provision for credit losses on off-balance sheet credit exposures reflects a release in credit reserves during the three months ended September 30, 2020 resulting from the partial rebound in economic conditions consistent with commercial loans as discussed above, partially offset by the impact of higher outstanding exposure. In the year-to-date period, the provision for credit losses on off-balance sheet credit exposures reflects a loss provision resulting from the overall deterioration of economic conditions caused by the COVID-19 pandemic consistent with commercial loans as discussed above, partially offset by the impact of lower outstanding exposure.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses and the liability for off-balance sheet credit exposures.

HSBC USA Inc.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Credit card fees, net	$10	$18	$(8)	(44.4)%
Trust and investment management fees	34	34	—	—
Other fees and commissions	144	155	(11)	(7.1)
Trading revenue	49	178	(129)	(72.5)
Other securities gains, net	52	46	6	13.0
Servicing and other fees from HSBC affiliates	79	88	(9)	(10.2)
Gain (loss) on instruments designated at fair value and related derivatives	15	(19)	34	*
Other income (loss):
Valuation of loans held for sale	(17)	1	(18)	*
Residential mortgage banking revenue	9	—	9	*
Insurance	2	3	(1)	(33.3)
Miscellaneous income (loss)	(21)	(18)	(3)	(16.7)
Total other income (loss)	(27)	(14)	(13)	(92.9)
Total other revenues	$356	$486	$(130)	(26.7)%

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Credit card fees, net	$30	$48	$(18)	(37.5)%
Trust and investment management fees	98	95	3	3.2
Other fees and commissions	425	464	(39)	(8.4)
Trading revenue	255	434	(179)	(41.2)
Other securities gains, net	111	76	35	46.1
Servicing and other fees from HSBC affiliates	255	257	(2)	(.8)
Gain (loss) on instruments designated at fair value and related derivatives	15	(45)	60	*
Other income (loss):
Valuation of loans held for sale	(25)	1	(26)	*
Residential mortgage banking revenue	11	—	11	*
Insurance	6	9	(3)	(33.3)
Miscellaneous income (loss)	26	(27)	53	*
Total other income (loss)	18	(17)	35	*
Total other revenues	$1,207	$1,312	$(105)	(8.0)%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net declined during the three and nine months ended September 30, 2020 driven by lower interchange fees due to lower customer spending, partially offset by lower cost estimates associated with our credit rewards program.
Trust and investment management fees  Trust and investment management fees was flat during the three months ended September 30, 2020 and increased modestly in the year-to-period due to higher average assets under management.
Other fees and commissions Other fees and commissions decreased during the three and nine months ended September 30, 2020 due primarily to lower fees from loan commitments, loan syndication and, in the year-to-date period, wire transfers and other account services. These decreases were partially offset by higher fees from guarantees and standby letters of credit. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)(2)	$(49)	$96	$(145)	*
Foreign Exchange	42	40	2	5.0
Metals	51	43	8	18.6
Balance Sheet Management	(1)	(3)	2	66.7
Global Banking	2	—	2	*
Other trading	4	2	2	100.0
Total trading revenue	$49	$178	$(129)	(72.5)%

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)(2)	$(18)	$182	$(200)	*
Foreign Exchange	193	123	70	56.9
Metals	107	96	11	11.5
Balance Sheet Management	(15)	17	(32)	*
Global Banking	(3)	—	(3)	*
Other trading	(9)	16	(25)	*
Total trading revenue	$255	$434	$(179)	(41.2)%

*Percentage change is greater than 100 percent.
(1)Includes derivative contracts related to the Credit, Rates and Equities business activities within Global Markets as well as our legacy structured credit products. Derivative contracts related to the Foreign Exchange and Metals business activities within Global Markets as well as derivative products related to Balance Sheet Management, Global Banking and other trading are reported separately within those respective business activities.
(2)Derivatives trading revenue in all periods does not reflect associated net interest income as certain derivatives, such as total return swaps, were economically hedged by holding the underlying interest bearing referenced assets.
Trading revenue decreased during the three and nine months ended September 30, 2020 due primarily to lower Derivatives revenue driven by emerging markets rate products and interest rate swaps as well as trading losses of $47 million and $57 million recorded during the three and nine months ended September 30, 2020, respectively, associated with the exit of certain derivative contracts as part of our Restructuring Plan. Also contributing to the decrease in the year-to-date period was lower Balance Sheet Management revenue due to the unfavorable performance of economic hedge positions used to manage interest rate risk and lower other trading revenue due primarily to unfavorable funding spread adjustments. Lower trading revenue in the three month period was partially offset by favorable valuation adjustments on legacy structured credit products and higher Metals revenue due primarily to market volatility driven by the COVID-19 pandemic which resulted in increased trading opportunities. In the year-to-date period, lower trading revenue was partially offset by higher Foreign Exchange and Metals revenue due primarily to market volatility driven by the COVID-19 pandemic which resulted in increased trading opportunities as well as the non-recurrence of a loss of approximately $39 million recorded during the first quarter of 2019 related to the unwind of one of our unconsolidated VIEs.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and nine months ended September 30, 2020, we sold $2,359 million and $10,598 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities compared with sales of $2,894 million and $7,083 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net increased during the three and nine months ended September 30, 2020 reflecting higher gains from the sales of U.S.

HSBC USA Inc.
Treasury securities and, in the year-to-date period, the impact of higher sales activity compared with 2019. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 4, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates decreased during the three and nine months ended September 30, 2020 due primarily to lower cost reimbursements associated with shared services performed on behalf of other HSBC affiliates, including internal audit and marketing, partially offset by higher cost reimbursements associated with trading activities performed on behalf of HSBC Bank plc and higher sales commissions paid by HSBC Bank plc.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and, beginning January 1, 2020, certain student loans held for investment. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives increased during the three months ended September 30, 2020 attributable primarily to favorable movements related to the economic hedging of interest rate and other risks within our own debt and structured notes. In the year-to-date period, gain (loss) on instruments designated at fair value and related derivatives increased attributable primarily to favorable movements related to the economic hedging of interest rate risk within our own debt, partially offset by unfavorable fair value adjustments on certain commercial loans held for sale which were impacted by the COVID-19 pandemic. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) was lower during the three months ended September 30, 2020 due to higher valuation losses on loans held for sale, higher losses associated with credit default swap protection which largely reflects the hedging of a few client relationships and unfavorable fair value adjustments on equity investments. These decreases in the three month period were partially offset by the non-recurrence of a $14 million loss on extinguishment of certain repurchase agreements recorded in the third quarter of 2019 and higher residential mortgage banking revenue driven by higher gains on sales of residential mortgage loans. In the year-to-date period, other income (loss) was higher due primarily to lower losses associated with credit default swap protection which largely reflects the hedging of a few client relationships, the non-recurrence of the loss on extinguishment of certain repurchase agreements recorded in the third quarter of 2019 as discussed above, miscellaneous gains recorded during the first quarter of 2020, including a $12 million gain on extinguishment of time deposits reflecting early client withdrawals and a $9 million gain on the sale of one of our owned retail branch properties, as well as higher residential mortgage banking revenue driven by higher gains on sales of residential mortgage loans. These increases in the year-to-date period were partially offset by higher valuation losses on loans held for sale and unfavorable fair value adjustments on equity investments.

HSBC USA Inc.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$193	$195	$(2)	(1.0)%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) ("HTSU")	285	274	11	4.0
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	17	24	(7)	(29.2)
Fees paid to other HSBC affiliates	89	96	(7)	(7.3)
Total support services from HSBC affiliates	391	394	(3)	(.8)
Occupancy expense, net	44	41	3	7.3
Goodwill impairment	—	365	(365)	(100.0)
Other expenses:
Equipment and software	24	20	4	20.0
Marketing	12	31	(19)	(61.3)
Outside services	16	15	1	6.7
Professional fees	19	20	(1)	(5.0)
Off-balance sheet credit reserves(1)	—	(1)	1	100.0
Federal Deposit Insurance Corporation ("FDIC") assessment fees	22	9	13	*
Expense related to legal matters (excluding attorney's fees)	56	13	43	*
Miscellaneous	8	4	4	100.0
Total other expenses	157	111	46	41.4
Total operating expenses	$785	$1,106	$(321)	(29.0)%
Personnel - average number	4,296	4,693
Efficiency ratio	86.8%	111.8%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$590	$626	$(36)	(5.8)%
Support services from HSBC affiliates:
Fees paid to HTSU	820	849	(29)	(3.4)
Fees paid to HMUS	63	74	(11)	(14.9)
Fees paid to other HSBC affiliates	279	262	17	6.5
Total support services from HSBC affiliates	1,162	1,185	(23)	(1.9)
Occupancy expense, net	222	134	88	65.7
Goodwill impairment	784	365	419	*
Other expenses:
Equipment and software	72	60	12	20.0
Marketing	45	99	(54)	(54.5)
Outside services	44	43	1	2.3
Professional fees	57	49	8	16.3
Off-balance sheet credit reserves(1)	—	(7)	7	100.0
FDIC assessment fees	55	14	41	*
Expense related to legal matters (excluding attorney's fees)	56	16	40	*
Miscellaneous	30	46	(16)	(34.8)
Total other expenses	359	320	39	12.2
Total operating expenses	$3,117	$2,630	$487	18.5%
Personnel - average number	4,463	4,712
Efficiency ratio	111.4%	90.2%

*Percentage change is greater than 100 percent.
(1)As discussed above, beginning January 1, 2020, credit loss expense for off-balance sheet credit exposures is recorded in the provision for credit losses.
Salaries and employee benefits  Salaries and employee benefits expense decreased during the three and nine months ended September 30, 2020 due to lower incentive compensation expense, lower pension expense and lower salaries expense driven by staff reductions related to our Restructuring Plan. These decreases were partially offset by higher severance costs and lower health care reimbursements.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates decreased during the three and nine months ended September 30, 2020 due primarily to lower cost allocations from our technology, risk and compliance support service functions. These decreases were partially offset by higher allocated costs driven by the execution of our Restructuring Plan, primarily severance costs as well as contract cancellation, equipment removal and other costs associated with the office space consolidation and branch exits discussed below. A summary of the services received from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net was higher during the three and nine months ended September 30, 2020 due to lease impairment and other related costs of $11 million and $97 million recorded during the three and nine months ended September 30, 2020, respectively, related to the consolidation of certain office space and, in the year-to-date period, the consolidation of our retail branch network. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements for additional information. These increases were partially offset by lower operating lease costs.
Goodwill impairment During the first quarter of 2020, we recorded a goodwill impairment charge of $784 million, representing the entire amount of goodwill previously allocated to our Retail Banking and Wealth Management and our Private Banking reporting units. Beginning in the second quarter of 2020, our Retail Banking and Wealth Management and our Private Banking reporting units are being reported together within a newly created Wealth and Personal Banking segment for segment reporting purposes. During the third quarter of 2019, we recorded a goodwill impairment charge of $365 million, representing a portion of the goodwill previously allocated to our Retail Banking and Wealth Management reporting unit. For additional discussion of the results of our goodwill impairment testing, see Note 8, "Goodwill and Other Long-Lived Assets," in the accompanying consolidated financial statements.

HSBC USA Inc.
Other expenses  Excluding the impact of off-balance sheet credit reserves recorded in the prior year periods, other expenses remained higher during the three and nine months ended September 30, 2020 due to higher expense related to legal matters, increased deposit insurance assessment fees and higher capitalized software amortization expense. These increases were partially offset by lower marketing expense, lower travel expense and, in the year-to-date period, lower losses associated with card fraud.
Efficiency ratio  Our efficiency ratio improved during the three months ended September 30, 2020 due to lower operating expenses driven by the non-recurrence of a goodwill impairment charge recorded in the prior year period and higher net interest income, partially offset by lower other revenues as discussed in detail above. In the year-to-date period, our efficiency ratio increased due primarily to higher operating expenses driven by higher goodwill impairment charges recorded in the current year-to-date period and lower other revenues as discussed in detail above.
Income tax expense (benefit) The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income (loss) and the statutory U.S. Federal income tax rate:

Three Months Ended September 30,	2020		2019
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$47	21.0%	$(44)	(21.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	10	4.5	7	3.3
Non-deductible FDIC assessment fees	4	1.8	1	.5
Non-deductible goodwill impairment(1)	—	—	77	36.5
Other non-deductible / non-taxable items(2)	9	4.0	(1)	(.5)
Items affecting prior periods(3)	—	—	3	1.4
Low income housing and other tax credit investments	(4)	(1.8)	(4)	(1.7)
Other(4)	(30)	(13.4)	—	—
Provision for income taxes	$36	16.1%	$39	18.5%

Nine Months Ended September 30,	2020		2019
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(244)	(21.0)%	$19	21.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(5)	(.4)	19	21.3
Non-deductible FDIC assessment fees	11	.9	3	3.4
Non-deductible goodwill impairment(1)	165	14.2	77	86.5
Other non-deductible / non-taxable items(2)	9	.8	(1)	(1.1)
Items affecting prior periods(3)	—	—	3	3.4
Low income housing and other tax credit investments	(10)	(.9)	(10)	(11.2)
Other	2	.2	(1)	(.8)
Provision for income taxes	$(72)	(6.2)%	$109	122.5%

(1)For 2020, the amount represents non-deductible goodwill impairment related to our previously separate Retail Banking and Wealth Management and Private Banking businesses during the first quarter of 2020. For 2019, the amounts represent non-deductible goodwill impairment related to our previously separate Retail Banking and Wealth Management business during the third quarter of 2019.
(2)For 2020, the amounts primarily relate to non-deductible penalties related to legal matters.
(3)For 2019, the amounts relate to changes in estimates as a result of filing the 2018 Federal income tax return.
(4)For the three months ended September 30, 2020, the amount includes $(25) million related to the reversal of the tax benefit limitation on interim period ordinary losses that was recorded in the second quarter of 2020.
The provision for income taxes for the nine months ended September 30, 2020 has been computed based on tax reporting guidance under ASC 740 for interim period ordinary losses. The provision for income taxes for the three months ended September 30, 2020 represents the difference between the provision for income taxes for the nine months ended September 30, 2020 and the six months ended June 30, 2020. All material tax rate adjustment items are disclosed in the reconciliation table above.

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
See Note 15, "Business Segments," in the accompanying consolidated financial statements for a table that summarizes the impact of these changes on reported segment profit (loss) before tax, total assets and total deposits as of and for the three months and nine months ended September 30, 2019. There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2019 Form 10-K.
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

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$200	$253	$(53)	(20.9)%
Other operating income	110	99	11	11.1
Total operating income(1)	310	352	(42)	(11.9)
Expected credit losses	12	52	(40)	(76.9)
Net operating income	298	300	(2)	(.7)
Operating expenses	527	557	(30)	(5.4)
Loss before tax	$(229)	$(257)	$28	10.9

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$629	$791	$(162)	(20.5)%
Other operating income	283	293	(10)	(3.4)
Total operating income(1)	912	1,084	(172)	(15.9)
Expected credit losses	188	86	102	*
Net operating income	724	998	(274)	(27.5)
Operating expenses	1,888	1,289	599	46.5
Loss before tax	$(1,164)	$(291)	$(873)	*

*Percentage change is greater than 100 percent.
(1)    The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$118	$167	$(49)	(29.3)%
Retail banking mortgages, credit cards and other personal lending	85	62	23	37.1
Wealth and asset management products	25	23	2	8.7
Private banking	45	50	(5)	(10.0)
Retail business banking and other(2)	37	50	(13)	(26.0)
Total operating income	$310	$352	$(42)	(11.9)%

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$385	$508	$(123)	(24.2)%
Retail banking mortgages, credit cards and other personal lending	226	177	49	27.7
Wealth and asset management products	73	70	3	4.3
Private banking	133	157	(24)	(15.3)
Retail business banking and other(2)	95	172	(77)	(44.8)
Total operating income	$912	$1,084	$(172)	(15.9)%
(2)    Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated BSM revenue.
Our WPB segment reported a lower loss before tax during the three months ended September 30, 2020 due primarily to lower expected credit losses and lower operating expenses, partially offset by lower net interest income. In the year-to-date period, our WPB segment reported a higher loss before tax due primarily to higher operating expenses and, to a lesser extent, lower net interest income and higher expected credit losses. Higher operating expenses in the year-to-date period was driven by higher impairment charges, including a goodwill impairment charge of $693 million recorded during the first quarter of 2020, representing the entire amount of remaining goodwill previously recorded, and an impairment charge of $207 million recorded during the third quarter of 2020 related to the write-off of all the capitalized software associated with our WPB business segment. These impairment charges were partially offset in the year-to-date period by the non-recurrence of a goodwill

HSBC USA Inc.
impairment charge of $209 million recorded during the third quarter of 2019, representing a portion of the goodwill previously recorded. See Note 8, "Goodwill and Other Long-Lived Assets," in the accompanying consolidated financial statements for additional discussion regarding the factors which led to the impairments.
Net interest income decreased during the three and nine months ended September 30, 2020 due primarily to lower deposit spreads reflecting the impact of lower market rates, partially offset by improved loan spreads and higher residential mortgage loan balances.
Other operating income increased during the three months ended September 30, 2020 due primarily to higher residential mortgage banking revenue driven by higher gains on sales of residential mortgage loans, partially offset by lower credit card fees due to lower customer spending. In the year-to-date period, other operating income decreased as the higher residential mortgage banking revenue was more than offset by lower credit card fees due to lower customer spending and a loss of $7 million recorded during the first quarter of 2020 related to extending the maturity of the total return swap position used to economically hedge the periodic payments made under the swap agreements entered into in conjunction with the sales of Visa Inc. Class B common shares.
Expected credit losses were lower during the three months ended September 30, 2020 driven by the partial rebound in economic conditions in the third quarter which resulted in an improvement in the economic forecasts we use for calculating ECL as well as a decline in credit card balances due to lower customer spending and changes in underwriting criteria driven by the current environment. These decreases were partially offset by higher loss estimates for risk factors associated with forbearance accounts. In the year-to-date period, expected credit losses increased driven by the overall deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL and higher dollars of delinquency, as well as higher loss estimates for risk factors associated with forbearance accounts and growth in personal loan balances due to new product promotions. These increases were partially offset by a decline in credit card balances due to lower customer spending and changes in underwriting criteria driven by the current environment.
Excluding the impairment charges as discussed above, operating expenses decreased during the three and nine months ended September 30, 2020 due to lower marketing expense, lower pension expense and lower salaries expense driven by staff reductions related to our Restructuring Plan as well as lower cost allocations from our technology and risk support service functions and, in the year-to-date period, lower losses associated with card fraud. These decreases were partially offset by higher severance costs and higher deposit insurance assessment fees.
Client Assets The following table provides information regarding private banking client assets during the nine months ended September 30, 2020 and 2019:

Nine Months Ended September 30,	2020	2019
	(in millions)
Client assets at beginning of period	$39,295	$36,017
Net new money (outflows)	(1,750)	1,357
Client transfers to UBS Wealth Management Americas ("UBS")(1)	—	(26)
Value change	2,439	2,766
Client assets at end of period	$39,984	$40,114

(1)    Reflects client asset transfers associated with the sale of certain private banking client relationships to UBS, which concluded in 2019.

HSBC USA Inc.
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$202	$216	$(14)	(6.5)%
Other operating income	66	66	—	—
Total operating income(1)	268	282	(14)	(5.0)
Expected credit losses	(21)	19	(40)	*
Net operating income	289	263	26	9.9
Operating expenses	150	145	5	3.4
Profit before tax	$139	$118	$21	17.8

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$616	$628	$(12)	(1.9)%
Other operating income	176	187	(11)	(5.9)
Total operating income(1)	792	815	(23)	(2.8)
Expected credit losses	283	34	249	*
Net operating income	509	781	(272)	(34.8)
Operating expenses	439	427	12	2.8
Profit before tax	$70	$354	$(284)	(80.2)

*Percentage change is greater than 100 percent.
(1)    The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$123	$125	$(2)	(1.6)%
Global Liquidity and Cash Management, current accounts and savings deposits	105	115	(10)	(8.7)
Global Trade and Receivables Finance	15	14	1	7.1
Investment banking products and other(2)	25	28	(3)	(10.7)
Total operating	$268	$282	$(14)	(5.0)%

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$342	$343	$(1)	(.3)%
Global Liquidity and Cash Management, current accounts and savings deposits	328	343	(15)	(4.4)
Global Trade and Receivables Finance	42	39	3	7.7
Investment banking products and other(2)	80	90	(10)	(11.1)
Total operating	$792	$815	$(23)	(2.8)%
(2)    Includes allocated BSM revenue.
Our CMB segment reported a higher profit before tax during the three months ended September 30, 2020 due to lower expected credit losses, partially offset by lower net interest income. In the year-to-date period, our CMB segment reported a lower profit before tax due primarily to higher expected credit losses and, to a lesser extent, lower net interest income, lower other operating income and higher operating expenses.
Net interest income decreased during the three and nine months ended September 30, 2020 due to lower deposit spreads reflecting the impact of lower market rates as well as lower loan spreads reflecting compression and higher liquidity charges. These decreases were partially offset by higher deposit and average loan balances.
Other operating income was flat during the three months ended September 30, 2020 and decreased in the year-to-date period due primarily to a loss on sale of a loan and lower fees from loan syndication and commitments.

HSBC USA Inc.
Expected credit losses were lower during the three months ended September 30, 2020 driven by the partial rebound in economic conditions in the third quarter which resulted in an improvement in the economic forecasts we use for calculating ECL, partially offset by higher loss estimates for risk factors associated with higher risk client and industry exposures. In the year-to-period, expected credit losses increased driven by the overall deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL, downgrades reflecting weakness in the financial condition of certain clients and higher loss estimates for risk factors associated with higher risk client and industry exposures.
Operating expenses increased during the three and nine months ended September 30, 2020 due primarily to higher salaries expense and severance costs, higher deposit insurance assessment fees and higher cost allocations from our compliance and legal support services functions. These increases were partially offset by lower incentive compensation expense, lower marketing expense and lower travel expense.
Global Banking and Markets  The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$92	$85	$7	8.2%
Other operating income	217	269	(52)	(19.3)
Total operating income(1)	309	354	(45)	(12.7)
Expected credit losses	(6)	(3)	(3)	(100.0)
Net operating income	315	357	(42)	(11.8)
Operating expenses	251	200	51	25.5
Profit before tax	$64	$157	$(93)	(59.2)%

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest income	$304	$414	$(110)	(26.6)%
Other operating income	743	648	95	14.7
Total operating income(1)	1,047	1,062	(15)	(1.4)
Expected credit losses	129	(17)	146	*
Net operating income	918	1,079	(161)	(14.9)
Operating expenses	644	627	17	2.7
Profit before tax	$274	$452	$(178)	(39.4)%

*Percentage change is greater than 100 percent.

HSBC USA Inc.
(1)    The following table summarizes the impact of key activities on the total operating income of our GB&M segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Credit	$3	$6	$(3)	(50.0)%
Rates	(23)	43	(66)	*
Foreign Exchange and Metals	106	57	49	86.0
Equities	7	7	—	—
Total Global Markets	93	113	(20)	(17.7)
Global Banking(2)	56	94	(38)	(40.4)
Global Liquidity and Cash Management	93	121	(28)	(23.1)
Securities Services(2)	7	6	1	16.7
Global Trade and Receivables Finance	17	15	2	13.3
Credit and funding valuation adjustments	18	(11)	29	*
Other(3)	25	16	9	56.3
Total operating income	$309	$354	$(45)	(12.7)%

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Credit	$8	$21	$(13)	(61.9)%
Rates	37	77	(40)	(51.9)
Foreign Exchange and Metals	344	157	187	*
Equities	30	20	10	50.0
Total Global Markets	419	275	144	52.4
Global Banking(2)	210	283	(73)	(25.8)
Global Liquidity and Cash Management	304	368	(64)	(17.4)
Securities Services(2)	21	19	2	10.5
Global Trade and Receivables Finance	47	42	5	11.9
Credit and funding valuation adjustments	(13)	5	(18)	*
Other(3)	59	70	(11)	(15.7)
Total operating income	$1,047	$1,062	$(15)	(1.4)%
(2)    Beginning in June 2020, we changed our presentation for issuer services revenue that was previously reported in Securities Services and began reporting this revenue in Global Banking. As a result, we have reclassified $9 million and $27 million of operating income from Securities Services to Global Banking during the three and nine months ended September 30, 2019, respectively, to conform to the current year presentation.
(3)    Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, allocated BSM revenue and certain corporate funding charges not assigned to products.
Our GB&M segment reported a lower profit before tax during the three months ended September 30, 2020 due to lower other operating income and higher operating expenses. In the year-to-date period, our GB&M segment reported a lower profit before tax due primarily to higher expected credit losses and lower net interest income, partially offset by higher other operating income.
Credit revenue was relatively flat during the three months ended September 30, 2020 and decreased in the year-to-date period due primarily to lower revenue from structuring and collateralized financing related activity.
Rates revenue decreased during the three and nine months ended September 30, 2020 due to lower revenue from interest rate swaps as well as trading losses of $47 million and $57 million recorded during the three and nine months ended September 30, 2020, respectively, associated with the exit of certain derivative contracts as part of our Restructuring Plan. While revenue from emerging markets rate products was lower and contributed to the decrease in the three month period, it was higher and partially offset the decrease in the year-to-date period.
Foreign Exchange and Metals revenue increased during the three and nine months ended September 30, 2020 due primarily to market volatility driven by the COVID-19 pandemic which resulted in increased trading opportunities and higher revenue in Metals and, in the year-to-date period, Foreign Exchange.
Equities revenue was flat during the three months ended September 30, 2020 and increased in the year-to-date period due to increased client activity in prime brokerage.

HSBC USA Inc.
Global Banking revenue decreased during the three and nine months ended September 30, 2020 due primarily to lower fees from loan commitments as well as lower net interest income from lower loan balances and, in the year-to-date period, spread compression. Lower loan balances were driven by lower demand reflecting increased capital markets activity by clients coupled with economic uncertainty caused by the COVID-19 pandemic as well as the impact of our efforts to improve returns through disciplined lending. While losses associated with credit default swap protection which largely reflects the hedging of a few client relationships were higher and contributed to the decrease in the three month period, they are lower and partially offset the decrease in the year-to-date period.
Global Liquidity and Cash Management revenue decreased during the three and nine months ended September 30, 2020 due to lower net interest income driven by lower deposit spreads reflecting the impact of lower market rates, partially offset by higher deposit balances.
Securities Services revenue was relatively flat during the three and nine months ended September 30, 2020.
Global Trade and Receivables Finance revenue was relatively flat during the three months ended September 30, 2020 and was higher in the year-to-date period due to higher fees from standby letters of credit.
Credit and funding valuation adjustments were favorable during the three months ended September 30, 2020 attributable primarily to favorable credit valuation adjustments on derivatives assets in the current year period due to narrowing credit spreads. In the year-to-date period, credit and funding valuation adjustments were unfavorable attributable primarily to unfavorable credit valuation adjustments on derivative assets in the current year-to-date period due to deteriorating credit spreads driven by market volatility caused by the COVID-19 pandemic as well as the impact of lower market rates.
Other revenue increased during the three months ended September 30, 2020 due to higher allocated BSM revenue and lower corporate funding charges, partially offset by higher liquidity charges and lower cost reimbursements. In the year-to-date period, other revenue decreased due to higher liquidity charges, lower cost reimbursements and lower allocated BSM revenue which were partially offset by lower corporate funding charges.
Expected credit losses were relatively flat during the three months ended September 30, 2020 as higher loss estimates for risk factors associated with higher risk client exposures and downgrades reflecting weakness in the financial condition of certain clients were more than offset by the favorable impact driven by the partial rebound in economic conditions in the third quarter which resulted in an improvement in the economic forecasts we use for calculating ECL. In the year-to-date period, expected credit losses increased driven by the overall deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL, higher loss estimates for risk factors associated with oil and gas industry loan exposures, higher risk client exposures, and downgrades reflecting weakness in the financial condition of certain clients.
Operating expenses were higher during the three and nine months ended September 30, 2020 due primarily to higher expense related to legal matters, higher severance costs and, in the three month period, higher deposit insurance assessment fees. These increases were partially offset by lower incentive compensation expense and lower cost allocations from our risk support service function and, in the year-to-date period, our technology and compliance support service functions.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest expense	$(9)	$(11)	$2	18.2%
Other operating income	40	4	36	*
Total operating income (expense)(1)	31	(7)	38	*
Expected credit losses	—	—	—	—
Net operating income (expense)	31	(7)	38	*
Operating expenses	126	44	82	*
Loss before tax	$(95)	$(51)	$(44)	(86.3)

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Net interest expense	$(29)	$(56)	$27	48.2%
Other operating income	101	13	88	*
Total operating income (expense)(1)	72	(43)	115	*
Expected credit losses	—	—	—	—
Net operating income (expense)	72	(43)	115	*
Operating expenses	324	112	212	*
Loss before tax	$(252)	$(155)	$(97)	(62.6)%

*Percentage change is greater than 100 percent.
(1)    The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Legacy structured credit products	$24	$(4)	$28	*
Other	7	(3)	10	*
Total operating income	$31	$(7)	$38	*

			Increase (Decrease)
Nine Months Ended September 30,	2020	2019	Amount	%
	(dollars are in millions)
Legacy structured credit products	$11	$(40)	$51	*
Other	61	(3)	64	*
Total operating income	$72	$(43)	$115	*
Our CC segment reported a higher loss before tax during the three and nine months ended September 30, 2020 due primarily to higher operating expenses, partially offset by higher other operating income and, in the year-to-date period, lower net interest expense.
Net interest expense was lower during the three and nine months ended September 30, 2020 driven by improved net interest income from legacy structured credit products and lower retained liquidity charges.
Other operating income increased during the three months ended September 30, 2020 due to favorable valuation adjustments on legacy structured credit products, favorable movements related to the economic hedging of interest rate risk within our own debt and the non-recurrence of a $14 million loss on extinguishment of certain repurchase agreements recorded in the third quarter of 2019. In the year-to-date period, other operating income was higher due to favorable movements related to the economic hedging of interest rate risk within our own debt, the non-recurrence of a loss of approximately $39 million recorded during the first quarter of 2019 related to the unwind of one of our unconsolidated VIEs, the non-recurrence of the loss on extinguishment of certain repurchase agreements recorded in the third quarter of 2019 as discussed above and a $9 million gain recorded during the first quarter of 2020 on the sale of one of our owned retail branch properties.

HSBC USA Inc.
Operating expenses were higher during the three and nine months ended September 30, 2020 due to lease impairment and other related costs of $63 million and $155 million recorded during the three and nine months ended September 30, 2020, respectively, including an impairment charge of $55 million recorded during the third quarter of 2020 related to the write-off of a portion of the leasehold improvements associated with our WPB business as well as the consolidation of certain office space and, in the year-to-date period, the consolidation of our retail branch network. Also contributing to the increases in both periods were higher allocated costs driven by the execution of our Restructuring Plan, primarily severance costs as well as contract cancellation, equipment removal and other costs associated with the office space consolidation and branch exits. These increases in both periods were partially offset by lower cost allocations from our technology, risk and compliance support service functions.
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
COVID-19 Loan Forbearance Initiatives We have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of the COVID-19 pandemic. Substantially all of the loans under these programs are not classified as TDR Loans at September 30, 2020 due to our election to suspend TDR Loan classification under the CARES Act or their short-term nature as discussed under the Interagency Statement. In addition, under the Interagency Statement, for COVID-19 related loan modifications in the form of a payment deferral, the borrower’s past due status will not be impacted during the deferral period and, if the loan was accruing at the time the relief was granted, the loan will generally not be placed on nonaccrual status as long as the payment deferral is for six months or less. For consumer mortgage loans, when a borrower requests and is provided with extended relief in the form of a payment deferral of more than six months, the loan will generally be placed on nonaccrual status and, if the loan does not meet the criteria in the CARES Act, assessed for TDR Loan classification. We have not modified our commercial loan nonaccrual policies as a result of this guidance. These COVID-19 related payment deferral programs could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those customers who may have otherwise moved into past due or nonaccrual status had such relief not been offered. See "Executive Overview," in this MD&A for additional information.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures As discussed further in Note 21, "New Accounting Pronouncements," in the accompanying consolidated financial statements, beginning January 1, 2020, an allowance for credit losses is recognized based on lifetime ECL for loans, securities held-to-maturity and certain other financial assets measured at amortized cost, and an allowance for credit losses is also recognized for securities available-for-sale. Prior to January 1, 2020, an allowance for credit losses was recognized based on probable incurred losses for loans only while debt securities were assessed for other-than-temporary impairment. In addition, beginning January 1, 2020, the liability for off-balance sheet credit exposures is recognized based on lifetime ECL while, prior to January 1, 2020, it was recognized based on probable incurred losses. The new guidance also requires inclusion of expected recoveries of amounts previously written off, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in scope financial assets (including collateral-dependent assets). Prior to January 1, 2020, these expected recoveries were not recognized. See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a full discussion of our accounting policies and methodologies used to estimate ECL beginning in 2020. There have been no additional significant changes to our policies or methodologies during the first nine months of 2020.
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

HSBC USA Inc.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	September 30, 2020	June 30, 2020	January 1, 2020	December 31, 2019
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$880	$983	$381	$507
Consumer loans	204	209	86	130
Total loans	1,084	1,192	467	637
Securities held-to-maturity	2	2	2	—
Other financial assets measured at amortized cost(1)	3	4	3	—
Securities available-for-sale	2	3	3	—
Total allowance for credit losses	$1,091	$1,201	$475	$637

Liability for off-balance sheet credit exposures	$225	$253	$158	$104

(1)Primarily includes accrued interest receivables and customer acceptances.
See Note 21, "New Accounting Pronouncements," in the accompanying consolidated financial statements for a discussion of the changes in our allowance for credit losses and liability for off-balance sheet credit exposures at January 1, 2020 as compared with December 31, 2019.
The total allowance for credit losses at September 30, 2020 decreased $110 million or 9 percent as compared with June 30, 2020 due primarily to lower loss estimates on our commercial loan portfolio. As compared with January 1, 2020, the total allowance for credit losses increased $616 million or 130 percent due primarily to higher loss estimates on our commercial loan portfolio and, to a lesser extent, higher loss estimates on our consumer loan portfolio.
Our commercial allowance for credit losses at September 30, 2020 decreased $103 million or 10 percent as compared with June 30, 2020 due to a release in credit reserves driven by the partial rebound in economic conditions in the third quarter which resulted in an improvement in the economic forecasts we use for calculating lifetime ECL and a release in credit reserves for risk factors associated with large loan exposures, as well as releases in credit reserves due to paydowns, including the paydown of a single oil and gas industry client, reflecting the impact of our efforts to improve returns through disciplined lending and reducing higher risk exposures. These releases in credit reserves were partially offset by higher loss estimates for risk factors associated with higher risk client and industry exposures. As compared with January 1, 2020, our commercial allowance for credit losses increased $499 million or 131 percent driven by the overall deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts we use for calculating lifetime ECL, higher loss estimates for downgrades reflecting weakness in the financial condition of certain clients and for risk factors associated with higher risk client and industry exposures and large loan exposures.
Our consumer allowance for credit losses at September 30, 2020 decreased $5 million or 2 percent as compared with June 30, 2020 as releases in credit reserves driven by the partial rebound in economic conditions in the third quarter which resulted in an improvement in the economic forecasts we use for calculating lifetime ECL as well as a decline in credit card balances due to lower customer spending and changes in underwriting criteria driven by the current environment were largely offset by higher loss estimates for risk factors associated with forbearance accounts. As compared with January 1, 2020, our consumer allowance for credit losses increased $118 million or 137 percent driven by the overall deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts we use for calculating lifetime ECL and higher dollars of delinquency, as well as higher loss estimates for risk factors associated with forbearance accounts and growth in personal loan balances due to new product promotions. These increases were partially offset by a decline in credit card balances due to lower customer spending and changes in underwriting criteria driven by the current environment.
The liability for off-balance sheet credit exposures at September 30, 2020 decreased $28 million or 11 percent as compared with June 30, 2020 resulting from the partial rebound in economic conditions consistent with commercial loans as discussed above, partially offset by the impact of higher outstanding exposure. As compared with January 1, 2020, the liability for off-balance sheet credit exposures increased $67 million or 42 percent resulting from the overall deterioration of economic conditions caused by the COVID-19 pandemic consistent with commercial loans as discussed above, partially offset by the impact of lower outstanding exposure.

HSBC USA Inc.
Summary of Credit Loss Experience for Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	September 30, 2020		June 30, 2020		January 1, 2020		December 31, 2019
	(dollars are in millions)
Commercial(1)	$880	68.9%	$983	71.6%	$381	70.3%	$507	70.3%
Consumer:
Residential mortgages	(5)	27.8	(19)	25.2	(74)	26.0	12	26.0
Home equity mortgages	15	1.2	16	1.1	13	1.2	6	1.2
Credit cards	167	1.7	190	1.6	137	2.0	105	2.0
Other consumer	27	.4	22	.5	10	.4	7	.4
Total consumer	204	31.1	209	28.4	86	29.7	130	29.7
Total	$1,084	100.0%	$1,192	100.0%	$467	100.0%	$637	100.0%

(1)See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
The following table sets forth key ratios for the allowance for credit losses on loans for the periods indicated:

	September 30, 2020	June 30, 2020	January 1, 2020	December 31, 2019
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.97%	1.95%	.83%	1.11%
Affiliates	—	—	—	—
Total commercial	1.92	1.89	.79	1.05
Consumer:
Residential mortgages	(.03)	(.10)	(.42)	.07
Home equity mortgages	1.96	2.02	1.52	.70
Credit cards	15.09	16.17	9.75	7.47
Other consumer	8.57	7.17	3.53	2.47
Total consumer	.99	1.02	.42	.64
Total loans	1.63	1.64	.68	.93
Net charge-offs:(2)
Commercial(3)	715%	596%	847%	1,127%
Consumer	234	249	159	241
Total net charge-offs	516	479	472	643
Nonperforming loans:(1)(4)
Commercial	146%	150%	160%	213%
Consumer	33	42	19	29
Total nonperforming loans	89	103	67	92

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Ratios at September 30, 2020 and June 30, 2020 reflect year-to-date net charge-offs, annualized. Ratios at January 1, 2020 and December 31, 2019 reflect full year net charge-offs for 2019.
(3)Our commercial net charge-off coverage ratio for the year-to-date periods ended September 30, 2020 and June 30, 2020 and year ended December 31, 2019 was 86 months, 71 months and 135 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period. Our commercial net charge-off coverage ratio for January 1, 2020, calculated by dividing the commercial allowance for credit losses at January 1, 2019 by average monthly commercial net charge-offs during 2019, was 102 months.

HSBC USA Inc.
(4)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and nine months ended September 30, 2020 and 2019.
The allowance for credit losses as a percentage of total loans held for investment at September 30, 2020 was relatively flat as compared with June 30, 2020 as the decrease in our allowance for credit losses for the reasons discussed above was largely offset by a decrease in total loans held for investment driven by lower commercial loans. As compared with January 1, 2020, the allowance for credit losses as a percentage of total loans held for investment increased due primarily to the increase in our allowance for credit losses for the reasons discussed above and, to a lesser extent, a decrease in total loans held for investment driven by lower commercial loans.
The allowance for credit losses as a percentage of net charge-offs at September 30, 2020 increased as compared with both June 30, 2020 and January 1, 2020. The increase as compared with June 30, 2020 was due to a decrease in dollars of net charge-offs driven by lower charge-offs in our commercial loan portfolio which outpaced the decrease in our allowance for credit losses for the reasons discussed above. As compared with January 1, 2020, the increase was due to the increase in our allowance for credit losses for the reasons discussed above which outpaced an increase in dollars of net charge-offs driven by higher charge-offs in both our commercial and consumer loan portfolios.
The allowance for credit losses as a percentage of nonperforming loans held for investment at September 30, 2020 decreased as compared with June 30, 2020 due primarily to the decrease in the allowance for credit losses for the reasons discussed above and an increase in nonperforming loans driven by higher nonperforming loans in our consumer loan portfolio, partially offset by lower nonperforming loans in our commercial loan portfolio. As compared with January 1, 2020, the allowance for credit losses as a percentage of nonperforming loans held for investment increased as the increase in our allowance for credit losses for the reasons discussed above outpaced an increase in nonperforming loans driven by higher nonperforming loans in both our commercial and consumer loan portfolios.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans ("delinquency ratio"):

	September 30, 2020		June 30, 2020		December 31, 2019
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$136	.30%	$43	.08%	$41	.08%
Consumer:
Residential mortgages(1)(2)	431	2.34	413	2.26	350	1.96
Home equity mortgages(1)(2)	31	4.05	27	3.41	25	2.93
Credit cards	25	2.26	38	3.23	34	2.42
Other consumer	7	2.22	8	2.61	7	2.47
Total consumer	494	2.40	486	2.36	416	2.04
Total	$630	.95	$529	.73	$457	.66

(1)At September 30, 2020, June 30, 2020 and December 31, 2019, consumer mortgage loan delinquency includes $283 million, $243 million and $256 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	September 30, 2020		June 30, 2020		December 31, 2019
	Delinquent Loan	Delinquency Ratio	Delinquent Loan	Delinquency Ratio	Delinquent Loan	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$40	1.16%	$34	1.00%	$32	.95%
ARM loans	210	1.62	191	1.48	142	1.14
Compared with June 30, 2020 and December 31, 2019, our two-months-and-over contractual delinquency ratio increased 22 basis points and 29 basis points, respectively, due to higher dollars of delinquency in both our commercial and consumer loan portfolios and, to a lesser extent, lower outstanding loan balances driven by lower commercial loans.
Our commercial loan two-months-and-over contractual delinquency ratio increased 22 basis points compared with both June 30, 2020 and December 31, 2019 due primarily to higher dollars of delinquency driven by the deterioration of economic conditions caused by the COVID-19 pandemic and, to a lesser extent, lower outstanding loan balances.

HSBC USA Inc.
Compared with June 30, 2020 and December 31, 2019, our consumer loan two-months-and-over contractual delinquency ratio increased 4 basis points and 36 basis points, respectively, due primarily to higher dollars of delinquency in residential mortgages driven by the deterioration of economic conditions caused by the COVID-19 pandemic as some customers did not seek forbearance relief or became 60 days delinquent prior to seeking forbearance relief. The increase was partially offset by lower dollars of delinquency in credit cards reflecting a decline in balances due to lower customer spending and changes in underwriting criteria driven by the current environment.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the period, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Net Charge-off Dollars	Net Charge-off Ratio	Net Charge-off Dollars	Net Charge-off Ratio	Net Charge-off Dollars	Net Charge-off Ratio	Net Charge-off Dollars	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$12	.42%	$—	—%	$12	.14%	$—	—%
Business and corporate banking	(3)	(.07)	16	.44	61	.48	19	.18
Global banking	1	.02	—	—	20	.14	3	.02
Other commercial	—	—	—	—	(1)	(.02)	—	—
Total commercial	10	.08	16	.12	92	.23	22	.06
Consumer:
Residential mortgages	(2)	(.04)	(1)	(.02)	(7)	(.05)	1	.01
Home equity mortgages	—	—	—	—	(1)	(.12)	—	—
Credit cards	21	7.41	16	5.18	66	7.12	38	4.60
Other consumer	4	5.62	—	—	7	3.25	2	1.22
Total consumer	23	.45	15	.30	65	.43	41	.28
Total	$33	.19	$31	.17	$157	.29	$63	.12
Our net charge-off ratio as a percentage of average loans increased 2 basis points during the three months ended September 30, 2020 due to higher levels of net charge-offs in our consumer loan portfolio driven by higher charge-offs in credit cards and other consumer loans reflecting deterioration of economic conditions and personal loan growth. Also contributing to the increase in the ratio was lower average loan balances overall driven by a decline in the commercial loan portfolio. The increase in the ratio was partially offset by lower levels of net charge-offs in our commercial loan portfolio associated with managed reductions in certain exposures.
In the year-to-date period, our net charge-off ratio as a percentage of average loans increased 17 basis points due to higher levels of net charge-offs in our commercial loan portfolio driven by the deterioration of two corporate banking loans and loan sales as well as higher levels of net charge-offs in our consumer loan portfolio driven by higher charge-offs in credit cards and other consumer loans reflecting deterioration of economic conditions and loan growth. The increase in the ratio was partially offset by higher average loan balances in both our commercial and consumer loan portfolios.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans ("nonperforming ratio"):

	September 30, 2020		June 30, 2020		December 31, 2019
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$602	1.31%	$656	1.26%	$238	.49%
Consumer:
Residential mortgages(2)(3)(4)	553	3.00	428	2.34	381	2.14
Home equity mortgages(2)(3)	42	5.49	38	4.80	46	5.39
Credit Cards	19	1.72	28	2.38	24	1.71
Other consumer	2	.63	3	.98	5	1.77
Total consumer	616	2.99	497	2.42	456	2.24
Total	$1,218	1.83	$1,153	1.59	$694	1.01

Other real estate owned(5)	$3		$4		$10

(1)See Note 5, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At September 30, 2020, June 30, 2020 and December 31, 2019, total nonperforming loans include $22 million, $34 million and $30 million, respectively, of accruing loans contractually 90 days or more past due, primarily credit cards.
(2)At September 30, 2020, June 30, 2020 and December 31, 2019, nonperforming consumer mortgage loans include $324 million, $293 million and $289 million respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(3)Nonperforming consumer mortgage loans held for investment include all loans which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent. At September 30, 2020, nonaccrual consumer mortgage loans also include $24 million of loans under COVID-19 related payment deferral programs where the borrowers were provided with extended payment deferral relief of more than six months and, as a result, have been placed on nonaccrual status.
(4)Nonperforming consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association. Repayment of these loans is predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our customer loan portfolio.
(5)Includes $1 million or less of commercial other real estate owned at September 30, 2020, June 30, 2020 and December 31, 2019.
Our nonperforming loans ratio increased 24 basis points compared with June 30, 2020 due to lower outstanding loan balances driven by lower commercial loans and higher nonperforming loans in our consumer loan portfolio, partially offset by lower nonperforming loans in our commercial loan portfolio. As compared with December 31, 2019, our nonperforming loans ratio increased 82 basis points due primarily to higher nonperforming loans in both our commercial and consumer loan portfolios.
Our commercial nonperforming loans ratio increased 5 basis points compared with June 30, 2020 due to lower outstanding loan balances, partially offset by lower nonperforming loans. Lower nonperforming loans reflects paydowns, the upgrade of a global banking loan and the transfer of a commercial real estate loan to held for sale which were partially offset by downgrades. As compared with December 31, 2019, our commercial nonperforming loans ratio increased 82 basis points due primarily to higher nonperforming loans reflecting downgrades driven by the deterioration of economic conditions caused by the COVID-19 pandemic.
Our consumer nonperforming loans ratio increased 57 basis points and 75 basis points compared with June 30, 2020 and December 31, 2019, respectively, due primarily to higher nonperforming loans in residential mortgages driven by the deterioration of economic conditions caused by the COVID-19 pandemic, including customers that did not seek forbearance relief, were placed on nonaccrual status prior to seeking forbearance relief or have exited forbearance relief and have been placed on nonaccrual status while their qualification for a modification program is being evaluated. The increase was partially offset by lower nonperforming loans in credit cards reflecting a decline in balances due to lower customer spending and changes in underwriting criteria driven by the current environment.
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
Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•Adjustable rate mortgage ("ARM") loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios at September 30, 2020 and December 31, 2019. Each category is not mutually exclusive and loans may appear in more than one category below.

	September 30, 2020	December 31, 2019
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,473	$3,362
ARM loans(1)	13,020	12,487

(1)During the remainder of 2020 and during 2021, approximately $77 million and $755 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $89 million and $77 million at September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020	December 31, 2019
	(in millions)
Closed end:
First lien	$18,439	$17,801
Second lien	32	35
Revolving(1)	733	818
Total	$19,204	$18,654

(1)A majority of revolving are second lien mortgages.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at September 30, 2020 and December 31, 2019 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
September 30, 2020
New York State	26.4%	30.4%
California	24.2	46.1
North Central United States	3.6	1.5
North Eastern United States, excluding New York State	7.3	7.6
Southern United States	31.7	9.4
Western United States, excluding California	6.8	5.0
Total	100.0%	100.0%
December 31, 2019
New York State	29.9%	31.1%
California	21.6	44.6
North Central United States	3.5	1.8
North Eastern United States, excluding New York State	7.4	7.7
Southern United States	32.2	10.0
Western United States, excluding California	5.4	4.8
Total	100.0%	100.0%

HSBC USA Inc.
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below:

	September 30, 2020		December 31, 2019
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Real estate	$9,250	$2,375	$9,200	$3,115
Diversified financials	7,825	11,431	9,247	12,562
Consumer services	4,793	3,755	4,601	3,347
Retailing	2,837	4,932	2,413	4,143
Energy	2,170	5,969	2,560	6,337
Commercial and professional services	2,161	5,398	2,101	5,072
Chemicals	2,138	3,637	2,197	3,879
Capital goods	2,088	5,633	2,189	9,579
Consumer durables and apparel	1,790	2,730	1,649	3,367
Technology hardware and equipment	1,480	6,962	1,531	6,520
Software and services	1,029	2,047	910	1,861
Utilities	870	1,223	607	812
Health care equipment and services	867	1,865	898	1,780
Food, beverage and tobacco	724	2,863	565	2,884
Semiconductors and semiconductor equipment	720	1,525	991	1,506
Transportation	687	622	447	935
Food and staples retailing	611	2,478	654	2,322
Banks	575	77	320	63
Pharmaceuticals, biotechnology & life science	549	3,820	389	4,812
Metals and mining	487	1,121	517	1,185
Total commercial credit exposure in top 20 industries(1)	43,651	70,463	43,986	76,081
All other industries	952	9,777	1,882	10,808
Total commercial credit exposure(2)	$44,603	$80,240	$45,868	$86,889

(1)Based on utilization at September 30, 2020.
(2)Excludes commercial credit exposures with affiliates.
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
The total risk in a derivative contract is a function of a number of variables, such as:
•volatility of interest rates, currencies, equity or corporate reference entity used as the basis for determining contract payments;
•current market events or trends;
•country risk;
•maturity and liquidity of contracts;

HSBC USA Inc.
•creditworthiness of the counterparties in the transaction;
•the existence of a master netting agreement among the counterparties; and
•existence and value of collateral received from counterparties to secure exposures.
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

	September 30, 2020	December 31, 2019
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$27,186	$33,076
Less: collateral held against exposure	7,204	7,704
Net credit risk exposure	$19,982	$25,372

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
During the first nine months of 2020, the COVID-19 pandemic caused disruption to the financial markets as well as business and economic activity. We continue to actively monitor and control our liquidity and funding risk in accordance with HSBC policy. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity and funding risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk. To date, we have not experienced any significant impact to our liquidity or funding capabilities as a result of this disruption. While there was elevated commercial loan demand in March as clients drew on their available lines of credit during the deterioration in economic conditions, we actively raised deposits, short-term borrowings in the form of securities sold under repurchase agreements, and borrowed from the FHLB in order to support the elevated client demand for loans while maintaining adequate liquidity and increasing cash. In addition, a significant portion of the commercial lines of credit that were drawn in March have been repaid. We continuously monitor the impact of market events on our liquidity positions and will continue to adapt our framework as necessary to reflect market events.
Interest Bearing Deposits with Banks totaled $16,126 million and $2,038 million at September 30, 2020 and December 31, 2019, respectively, of which $15,540 million and $1,801 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $25,579 million and $17,838 million at September 30, 2020 and December 31, 2019, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $21,302 million and $23,488 million at September 30, 2020 and December 31, 2019, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.

HSBC USA Inc.
Securities includes securities available-for-sale and securities held-to-maturity totaling $51,552 million and $48,956 million at September 30, 2020 and December 31, 2019, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $5,515 million and $3,659 million at September 30, 2020 and December 31, 2019, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $150,328 million and $119,693 million at September 30, 2020 and December 31, 2019, respectively, which included $127,819 million and $95,253 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $20,048 million at September 30, 2020 from $26,697 million at December 31, 2019. The following table presents the maturities of long-term debt at September 30, 2020:

(in millions)
2020	$1,500
2021	6,137
2022	2,277
2023	1,356
2024	1,410
Thereafter	7,368
Total	$20,048
The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2020 and 2019:

Nine Months Ended September 30,	2020	2019
	(in millions)
Long-term debt issued	$7,250	$3,691
Long-term debt repaid	(8,387)	(6,706)
Net long-term debt repaid	$(1,137)	$(3,015)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the nine months ended September 30, 2020.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. During the first quarter of 2020, due to an anticipated decrease in utilization of the shelf registration statement, the Board of Directors approved a reduction in the amount we are authorized to issue from $30,000 million at December 31, 2019 to $25,000 million, of which $16,008 million was available at September 30, 2020. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $13,077 million was available at September 30, 2020. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At September 30, 2020, long-term debt included $5,250 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $8,056 million.
Preferred Equity  See Note 18, "Preferred Stock," in our 2019 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the nine months ended September 30, 2020, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.

HSBC USA Inc.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Common equity Tier 1 capital to risk-weighted assets	14.2%	13.1%
Tier 1 capital to risk-weighted assets	15.3	14.1
Total capital to risk-weighted assets	18.5	16.3
Tier 1 leverage ratio(1)	8.4	9.9
Supplementary leverage ratio(2)	7.6	6.9

(1)Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.
(2)Total leverage exposure, the SLR denominator, includes adjusted quarterly average assets plus certain off-balance sheet exposures.
In response to the COVID-19 pandemic, the federal banking agencies issued a final rule that provides the option to transition in the regulatory capital impacts of the new current expected credit loss accounting standard over a five-year period. HSBC North America and HSBC Bank USA have elected the five-year transition option and, as a result, beginning in 2020, our capital ratios are reported in accordance with the transition rules in the final rule. Accordingly, during 2020 and 2021, we will exclude from regulatory capital the change in retained earnings resulting from adoption of the new accounting standard on January 1, 2020 as well as 25 percent of the change in the allowance for credit losses recognized between January 1, 2020 and December 31, 2021. Beginning January 1, 2022, the excluded impacts will be phased in to regulatory capital over a three-year transition period and will be fully reflected at January 1, 2025.
Also in response to the COVID-19 pandemic, the FRB issued a final rule adopting a temporary change to the calculation of the SLR that permits bank holding companies such as HSBC North America and HSBC USA, to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the denominator of their SLR. This change, which took effect April 1, 2020, will remain in place until March 31, 2021 and is designed to allow banking institutions to expand their balance sheets to accommodate increased customer deposits while continuing to provide credit to companies and households. The federal banking agencies have also issued a final rule that permits depository institutions such as HSBC Bank USA to exclude temporarily U.S. Treasury securities and deposits at Federal Reserve Banks from the denominator of their SLR. This change took effect June 1, 2020 and will remain in place until March 31, 2021.
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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). Under the Basel III rule, there are two methods available to calculate risk-weighted assets, the generally-applicable Standardized Approach and the Advanced Approaches, which are required in addition to the Standardized Approach for large banking organizations that meet certain thresholds. In 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Economic Growth, Regulatory Relief and Consumer Protection Act ("Relief Act") that tailor the application of the enhanced prudential standards for large bank holding companies ("BHCs") and foreign banking organizations (the "Tailoring Rules"). The Tailoring Rules assign each BHC and IHC with $50 billion or more in total U.S. assets into one of five classifications (Categories I through IV, and 'other firms') based on its size and four risk-based indicators. Under the Tailoring Rules, HSBC North America and HSBC Bank USA are subject to Category III standards and are no longer considered "Advanced Approaches banking organizations." However, HSBC North America and HSBC Bank USA remain subject to certain other capital requirements that were previously applicable only to Advanced Approaches banking organizations, including the SLR and the countercyclical capital buffer. Prior to adoption of the Tailoring Rules, HSBC North America and HSBC Bank USA had requested and received regulatory approval to opt out of the Advanced Approaches and therefore have previously calculated and will continue to calculate their risk-based capital requirements for credit risk solely under the Standardized Approach. The Tailoring Rules also permit Category III firms and their depository institution subsidiaries to opt-out of the requirement to recognize most elements of accumulated other comprehensive income ("AOCI") in regulatory capital.

HSBC USA Inc.
As a result, HSBC North America and HSBC Bank USA, made a one-time election to opt-out of the requirement to include all components of AOCI (with the exception of accumulated net gains and losses on cash flow hedges related to items that are not carried at fair value on the consolidated balance sheet) in common equity Tier 1 capital, effective beginning with March 31, 2020 reporting.
Category III firms and their depository institution subsidiaries will also benefit from (i) simpler capital requirements for mortgage servicing assets, certain deferred tax assets, and investments in the capital of unconsolidated financial institutions, and (ii) a simplified treatment for the amount of capital issued by consolidated subsidiaries to third parties (generally known as minority interests) which can be included in regulatory capital. These simplifying amendments were adopted in a separate rulemaking finalized by the federal banking agencies in 2019 and became effective beginning April 1, 2020. As such, HSBC North America and HSBC Bank USA implemented both the Tailoring Rules and the simplifying amendments beginning with March 31, 2020 reporting. In 2019, the federal banking agencies also jointly amended the Basel III rule to implement a provision of the Relief Act by reducing the risk weighting applicable to high-volatility commercial real estate exposures and also finalized a rule to include a revised standardized approach for measuring counterparty credit risk ("SA-CCR") to calculate total risk-weighted asset amounts for derivative transactions in addition to the existing current exposure method ("CEM"). These changes also became effective beginning April 1, 2020. The Tailoring Rules clarify that Category III firms and their depository institution subsidiaries are not required to use SA-CCR to measure their derivative exposure. Instead, they have the option to use either SA-CCR or CEM for their risk-based capital ratios and the SLR. As such, HSBC North America and HSBC Bank USA have elected not to use SA-CCR at this time, but will continue to evaluate the impact of adopting SA-CCR in the future.
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
Capital Planning and Stress Testing The FRB requires IHCs and BHCs, including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB and annual company-run stress tests as required under Dodd-Frank (collectively, "DFAST"), as amended by the Relief Act. Under the Tailoring Rules, HSBC North America as a Category III firm, is no longer subject to a mid-cycle stress testing requirement and is now required to disclose its company-run stress test results only every other year. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB, and internally developed scenarios for the company-run exercises, on the financial condition and capital adequacy of a bank-holding company over a nine quarter planning horizon.
In March 2020, the FRB adopted a final rule on the stress capital buffer ("SCB") which will, among other things, replace the current fixed 2.5 percent capital conservation buffer with a dynamic, institution-specific risk-based SCB. It is expected that the SCB will vary in size throughout the economic cycle depending on a firm’s risk exposures and the severity of its stress scenarios. Under the final rule, the SCB would be recalibrated annually based on the sum of: (i) a firm’s projected losses under the severely adverse scenario in supervisory stress tests and (ii) four quarters of a firm’s planned future dividends. If HSBC North America's risk-based capital ratios were to fall to levels within the SCB, it would become subject to increasing restrictions on their capital distributions and discretionary bonus payments. The final rule also eliminates the quantitative objection component of CCAR, and instead relies on the capital rule’s automatic restrictions on capital distributions that are triggered if a firm breaches its buffer requirements. In August 2020, the FRB announced the SCB requirements for each CCAR firm based on 2020 supervisory stress testing results conducted as part of CCAR. The SCB requirements became effective October 1, 2020. HSBC North America already utilized an internal capital assessment approach that is analogous to the SCB and will continue to review the composition of its capital structures and capital buffers in light of the final rule. The SCB applies only to HSBC North America; HSBC USA and HSBC Bank USA remain subject to a static 2.5 percent capital conservation buffer.
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
HSBC North America submitted its 2020 CCAR capital plan and its 2020 annual company-run DFAST results in April 2020. In July 2020, HSBC North America publicly disclosed its 2020 annual DFAST results. In June 2020, the FRB publicly disclosed its own DFAST and CCAR results along with aggregated results of a sensitivity analysis aimed at gauging the ongoing economic impact of the COVID-19 pandemic on CCAR firms. The FRB also announced it is prohibiting stock repurchases by CCAR firms and is requiring all CCAR firms to limit their common stock dividends to the lesser of (a) the firm's common stock

HSBC USA Inc.
dividends last quarter and (b) the average of the firm's net income for the four proceeding calendar quarters. The FRB has announced that these restrictions will continue at least through December 31, 2020 and could be extended. In addition, each CCAR firm, including HSBC North America, is required to resubmit its capital plan later this year based on additional economic scenarios provided by the FRB in September. HSBC North America will complete its re-submission by November 2, 2020 and any distribution for the fourth quarter remains dependent on the potential extension of distribution restrictions by the FRB and the results of the capital plan re-submission assessment. Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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
The Volcker Rule The "Volcker Rule" limits the ability of banking entities such as HUSI to sponsor or invest in certain private equity or hedge funds, or engage in certain types of proprietary trading. See Part I, "Regulation and Competition - The "Volcker Rule"," in our 2019 Form 10-K. In June 2020, the five regulatory agencies responsible for implementing the Volcker Rule approved a final rule that makes significant revisions to the "covered funds" provisions of the current implementing regulations. These revisions include (i) new exclusions for credit funds, venture capital funds, family wealth management vehicles, and client facilitation vehicles, and an expanded scope for the public welfare fund exclusion; and (ii) revisions to address practical obstacles to reliance on the existing exclusions for loan securitizations, foreign public funds, and small business investment companies. These amendments to the Volcker Rule became effective October 1, 2020 and did not have a significant impact on our operations.
Uncleared Swap Margin Also in June 2020, the U.S. banking regulators approved a final rule that makes significant amendments to their margin requirements for non-cleared swaps and security-based swaps (together, "swaps") for swap dealers, security-based swap dealers, major swap participants and major security-based swap participants regulated by the agencies ("Swap Entities") (the "Margin Rules"). The final rule (1) mostly exempts Swap Entities from needing to collect initial margin ("IM") for swaps with affiliates; (2) preserves legacy status for swaps that are amended to replace certain interest rate provisions or due to technical amendments, notional reductions, or portfolio compression exercises; (3) clarifies the time at which IM trading documentation must be in place; and (4) adds a new compliance phase for IM requirements. The amendments in the final rule took effect August 31, 2020, which reduced the amount of IM we need to collect from many of our affiliates and provided greater clarity around the application of certain aspects of the Margin Rules.
2020 Funding Strategy  Our current estimate for funding needs and sources for 2020 are summarized in the following table:

	Actual January 1 through September 30, 2020	Estimated October 1 through December 31, 2020	Estimated Full Year 2020
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$(3)	$—	$(3)
Net change in short-term investments and securities	24	4	28
Net change in trading and other assets	4	(10)	(6)
Total funding needs	$25	$(6)	$19
Increase (decrease) in funding sources:
Net change in deposits	$31	$(5)	$26
Net change in trading and other short-term liabilities	1	—	1
Net change in long-term debt	(7)	(1)	(8)
Total funding sources	$25	$(6)	$19

HSBC USA Inc.
Reductions to trading assets estimated during the October 1 through December 31, 2020 period are mainly related to select Fixed Income activities which are being consolidated in and operated from Europe to better utilize HSBC Group's global scale, which allows us to record revenue as a business introducer and hold fewer assets on our balance sheet. In addition, we will also continue to exit certain derivative contracts as part of our Restructuring Plan. As previously discussed, the timing of our strategic actions may be re-sequenced or delayed. In light of COVID-19, we continue to reassess our strategic plan and may take additional actions in future periods.
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

	Balance at September 30, 2020
	One Year or less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2019
	(in millions)
Standby letters of credit, net of participations(1)	$6,959	$2,117	$143	$9,219	$9,436
Commercial letters of credit	133	67	—	200	126
Credit derivatives(2)	3,191	29,526	940	33,657	38,739
Other commitments to extend credit:
Commercial(3)	19,683	60,986	2,046	82,715	88,191
Consumer	7,836	—	—	7,836	7,906
Total	$37,802	$92,696	$3,129	$133,627	$144,398

(1)Includes $1,800 million and $1,623 million issued for the benefit of HSBC affiliates at September 30, 2020 and December 31, 2019, respectively.
(2)Includes $15,617 million and $18,391 million issued for the benefit of HSBC affiliates at September 30, 2020 and December 31, 2019, respectively.
(3)Includes $2,475 million and $1,302 million issued for the benefit of HSBC affiliates at September 30, 2020 and December 31, 2019, respectively.
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

HSBC USA Inc.
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

Fair Value

Fair Value Hierarchy  Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the "Fair Value Framework"). The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants' assumptions. It emphasizes the use of valuation methodologies that maximize observable market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of our valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment and may change over time as market conditions evolve. We consider the following factors in developing the fair value hierarchy:
•whether the asset or liability is transacted in an active market with a quoted market price;
•the level of bid-ask spreads;
•a lack of pricing transparency due to, among other things, complexity of the product and market liquidity;
•whether only a few transactions are observed over a significant period of time;
•whether the pricing quotations differ substantially among independent pricing services;
•whether inputs to the valuation techniques can be derived from or corroborated with market data; and
•whether significant adjustments are made to the observed pricing information or model output to determine the fair value.
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

HSBC USA Inc.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2020 and December 31, 2019, our Level 3 measurements included the following: certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives that have significant unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain asset-backed securities, individually assessed commercial loans, derivatives referenced to illiquid assets of less desirable credit quality and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation and, at December 31, 2019, certain corporate debt securities. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(dollars are in millions)
Level 3 assets(1)(2)	$807	$1,349
Total assets measured at fair value(1)(3)	104,424	98,322
Level 3 liabilities(1)	1,261	1,350
Total liabilities measured at fair value(1)	44,797	55,224
Level 3 assets as a percent of total assets measured at fair value	0.8%	1.4%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.8%	2.4%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $485 million of recurring Level 3 assets and $322 million of non-recurring Level 3 assets at September 30, 2020. Includes $925 million of recurring Level 3 assets and $424 million of non-recurring Level 3 assets at December 31, 2019.
(3)Includes $103,688 million of assets measured on a recurring basis and $736 million of assets measured on a non-recurring basis at September 30, 2020. Includes $97,866 million of assets measured on a recurring basis and $456 million of assets measured on a non-recurring basis at December 31, 2019.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2020 and 2019 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value. During the third quarter of 2020, one of our unconsolidated VIEs was unwound and our investment in the VIE along with the related derivatives were terminated. Our investment in the VIE, which was a level 3 asset measured at fair value on a recurring basis, had a carrying value of $501 million at the time of unwind. See Note 17, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $13 million or a decrease of the overall fair value measurement of approximately $17 million at September 30, 2020. The effect of changes in significant unobservable input parameters are

HSBC USA Inc.
primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers and certain deal-contingent forward starting interest rate derivatives.

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
Our material risks The principal risks associated with our operations include the following:
•Credit risk is the risk of financial loss if a customer or counterparty fails to meet an obligation under a contract;
•Capital and liquidity risk is the risk of having insufficient capital, liquidity or funding resources to meet financial obligations and satisfy regulatory requirements, including pension risk;
•Market risk is the risk that movements in market factors, such as foreign exchange rates, interest rates, credit spreads, equity prices and commodity prices, will reduce our income or the value of our portfolios;
•Resilience risk is the risk that we are unable to provide critical services to our customers, affiliates and counterparties as a result of sustained and significant operational disruption;
•Regulatory compliance risk is the risk that we fail to observe the letter and spirit of relevant laws, codes, rules, regulations and standards of good market practice, which as a consequence incur fines and penalties and suffer damage to our business;
•Financial crime and fraud risk is the risk that we knowingly or unknowingly help parties to commit or to further potentially illegal activity, including both internal and external fraud;
•Strategic risk is the risk that the business will fail to identify, execute and react appropriately to opportunities and/or threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action;
•Model risk is the potential for adverse consequences from business decisions informed by models, which can be exacerbated by errors in methodology, design or the way they are used.
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
See "Risk Management" in MD&A in our 2019 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. There have been no material changes to our approach to risk management since December 31, 2019. However, during the first nine months of 2020, we continued to enhance our risk management by further simplifying our approach and articulation of risk management through combining our Enterprise Risk Management Framework and our Operational Risk Management Framework to create a single simplified Risk Management Framework.
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. As a result of market volatility and economic uncertainty driven by the COVID-19

HSBC USA Inc.
pandemic, we re-reviewed the credit ratings assigned to substantially all of our material commercial loans during the first half of 2020. During the third quarter of 2020, we continued to monitor the performance as conditions evolved and took necessary credit actions where warranted. See "Risk Management" in MD&A in our 2019 Form 10-K for a more complete discussion of our approach to credit risk.
ASU 2016-13 process On January 1, 2020, we adopted the requirements of ASU 2016-13, "Financial Instruments - Credit Losses" ("ASU 2016-13"). The implementation of ASU 2016-13 represents a significant challenge to our Risk and Finance functions. The ASU introduces new concepts and measures such as lifetime ECL. Some of these new concepts and measures differ significantly from the IFRS 9, "Financial Instruments" ("IFRS 9") credit loss reporting that we implemented in 2018 for segment reporting under the Group Reporting Basis. As a result of ASU 2016-13 adoption, management has additional insight and measures not previously utilized which, over time, may influence our risk appetite and risk management processes. The ASU 2013-16 process comprises three main areas:
•Modeling - The Risk function had pre-existing models developed in conjunction with our IFRS 9 reporting to HSBC. These models were enhanced or supplemented to address the requirements of ASU 2016-13 such as incorporating forward economic guidance for a reasonable and supportable forecast period, reversion to historical losses, the expectation for zero losses under certain conditions, and lifetime ECL for undrawn credit exposures, with the appropriate governance and independent review. The models vary in complexity and inputs depending upon the size of the portfolio, the amount of data available and the sophistication of the market concerned.
•Implementation - A centralized impairment engine has been implemented to perform the lifetime ECL calculation. The impairment engine receives data, which is subject to a number of validation checks and enhancements, from a variety of client, finance and risk systems. Once the lifetime ECL calculation has been performed, there are further data analysis checks and review and challenge of the results prior to commencing formal governance. Risk and Finance work closely together throughout the execution of this process.
•Governance - A Management Review Committee has been established in order to review and approve the results of the lifetime ECL calculation. The Management Review Committee has representatives from Credit Risk and Finance and is responsible for final approval of our lifetime ECL for the period. The Chief Credit Officer and the WPB Chief Risk Officer share responsibility with the Chief Financial Officer for establishing appropriate levels of allowances for credit losses inherent in our various loan and other portfolios carried at amortized cost.
Capital and Liquidity Risk Management  We continuously monitor our capital ratios and the impact of market events on our liquidity positions and will continue to adapt our frameworks as necessary to reflect market events and the evolving regulatory landscape and view as to best practices. See "Risk Management" in MD&A in our 2019 Form 10-K for a more complete discussion of our approach to capital and liquidity risk.
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
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both September 30, 2020 and December 31, 2019, HSBC USA's LCR under the European LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets. HSBC North America and HSBC Bank USA are also subject to the U.S. LCR rule and are required to report LCR to U.S. regulators on a daily basis. The Tailoring Rules reduced the U.S. LCR requirement for Category III firms with weighted short-term wholesale funding under $75 billion and their depository institution subsidiaries, including HSBC North America and HSBC Bank USA, from 100 to 85 percent beginning January 1, 2020. As a result, under the U.S. LCR rule, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 85 percent of liquidity needs for a 30 calendar day liquidity stress scenario. During the nine months ended September 30, 2020, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement.
The European calibration of the Basel Committee based Net Stable Funding Ratio ("NSFR"), which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR guidance, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. The Basel NSFR guidance has been interpreted in certain instances to include expected changes from the Capital Requirements Directive and Regulation, commonly referred to as "CRR2". Our calculation of NSFR will fully follow the CRR2 reporting rules when they are expected to become effective in June 2021. At both September 30, 2020 and December 31, 2019, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available

HSBC USA Inc.
stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures. In October 2020, U.S. regulators issued a final rule to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. Consistent with the Tailoring Rules, an 85 percent NSFR requirement will apply to Category III firms with weighted short-term wholesale funding under $75 billion and their depository institution subsidiaries, including HSBC North America and HSBC Bank USA, when the final rule becomes effective July 1, 2021. As a result, under the U.S. NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 85 percent of the required amount of funding for assets and off-balance sheet exposures. At both September 30, 2020 and December 31, 2019, HSBC Bank USA's estimated NSFR, based on our interpretation and understanding of the U.S. NSFR rule, exceeded 100 percent.
As a Category III firm, HSBC North America remains subject to liquidity stress testing on a monthly basis and related liquidity buffer and liquidity risk management requirements. HSBC North America and HSBC Bank USA have liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make changes to their liquidity profiles to support compliance with any future rules and will continue to evaluate the impact of the final U.S. NSFR rule on our operations.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at September 30, 2020:

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
While these rating actions by Fitch and S&P did not have a material financial impact on our borrowing costs or liquidity, any future actions could have such an impact. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At September 30, 2020, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
See "Liquidity and Capital Resources" in this MD&A for further discussion of our liquidity position, including information regarding our outstanding borrowings, the remaining availability of our debt issuance programs and our funding strategy.
Market Risk Management  Exposure to market risk is separated into two portfolios:
•Trading portfolios comprise positions arising from market-making and warehousing of client-derived positions.

HSBC USA Inc.
•Non-trading portfolios comprise positions that primarily arise from the interest rate management of our retail and commercial banking assets and liabilities and financial investments classified as available-for-sale and held-to-maturity.
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
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the nine months ended September 30, 2020:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio Diversification(1)	Total(2)
	(in millions)
At September 30, 2020	$1	$8	$2	$(3)	$8

Nine Months Ended September 30, 2020
Average	2	8	2	(3)	9
Maximum	5	14	4		15
Minimum	1	5	—		6

At December 31, 2019	$1	$6	$1	$(2)	$6

(1)Portfolio diversification is the market risk dispersion effect of holding a portfolio containing different risk types. It represents the reduction in unsystematic market risk that occurs when combining a number of different risk types, for example, foreign exchange, interest rate and credit spread, together in one portfolio. It is measured as the difference between the sum of the VaR by individual risk type and the combined total VaR. A negative number represents the benefit of portfolio diversification. As the maximum and minimum occur on different days for different risk types, it is not meaningful to calculate a portfolio diversification benefit for these measures.
(2)The total VaR is non-additive across risk types due to diversification effects. For presentation purposes, portfolio diversification of the VaR for trading portfolios includes VaR-based risk-not-in-VaR.
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
During the nine months ended September 30, 2020, we experienced eight loss back-testing exceptions. One loss exception in January was mainly driven by palladium volatility. Five loss exceptions in March and two loss exceptions in April were primarily due to intensified market volatility as a consequence of the COVID-19 pandemic.

HSBC USA Inc.
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
The following table summarizes our non-trading VaR for the nine months ended September 30, 2020:

	Interest rate	Credit Spread	Portfolio Diversification(1)	Total(1)
	(in millions)
At September 30, 2020	$83	$69	$(74)	$78

Nine Months Ended September 30, 2020
Average	72	65	(63)	74
Maximum	109	106		108
Minimum	29	38		46

At December 31, 2019	$37	$48	$(18)	$67

(1)    Refer to the Trading VaR table above for additional information.
Non-trading VaR was higher at September 30, 2020 as compared with December 31, 2019 due primarily to an increase in volatility of interest rates and U.S. Government agency credit spreads driven by the COVID-19 pandemic.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both September 30, 2020 and December 31, 2019, our EVE remained within risk appetite for the up 200 and down 200 basis point interest rate shock scenarios.
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

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on October 1, 2020 and January 1, 2020, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$190	7%	$(18)	(1)%
Resulting from a gradual 100 basis point decrease in the yield curve	(91)	(3)	(25)	(1)
Other significant scenarios monitored (reflects projected rate movements on October 1, 2020 and January 1, 2020, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	308	12	(70)	(3)
Resulting from an immediate 100 basis point decrease in the yield curve	(81)	(3)	(57)	(2)

HSBC USA Inc.
Changes in the sensitivities since December 31, 2019 have been primarily driven by the addition of pay-fixed positions and the acceleration of expected mortgage prepayments as a result of the significant drop in interest rates. In addition, the sensitivities in the 'down-shock' scenarios at September 30, 2020 reflect no floors to the shocked market rates. This is a change from the methodology published in our 2019 Form 10-K, where previously market rates would have been floored to zero when applicable. However, customer product specific rate floors continue to be recognized where appropriate. The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and nine months ended September 30, 2020 included fees of $20 million and $56 million, respectively, compared with fees of $21 million and $59 million during the three and nine months ended September 30, 2019, respectively.

Three Months Ended September 30,	2020			2019
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$21,794	$7	.13%	$12,928	$80	2.46%
Federal funds sold and securities purchased under resale agreements	18,514	9	.19	6,019	56	3.69
Trading securities	21,538	64	1.18	25,588	85	1.32
Securities	51,902	202	1.55	52,866	296	2.22
Loans:
Commercial	49,575	335	2.69	53,062	540	4.04
Consumer:
Residential mortgages	18,444	146	3.15	17,545	157	3.55
Home equity mortgages	778	6	3.07	891	11	4.90
Credit cards	1,134	18	6.31	1,216	19	6.20
Other consumer	285	6	8.38	253	6	9.41
Total consumer	20,641	176	3.39	19,905	193	3.85
Total loans	70,216	511	2.90	72,967	733	3.99
Other	5,379	11	.81	4,225	23	2.16
Total interest earning assets	$189,343	$804	1.69%	$174,593	$1,273	2.89%
Allowance for credit losses	(1,153)			(622)
Cash and due from banks	1,194			1,310
Other assets	15,462			13,159
Total assets	$204,846			$188,440
Liabilities and Equity:
Domestic deposits:
Savings deposits	$67,282	$49	.29%	$48,561	$127	1.04%
Time deposits	25,473	68	1.06	30,122	209	2.75
Other interest bearing deposits	22,489	18	.32	12,290	63	2.03
Foreign deposits:
Foreign banks deposits	4,785	—	.04	3,889	6	.61
Other interest bearing deposits	342	—	.06	829	3	1.44
Total interest bearing deposits	120,371	135	.45	95,691	408	1.69
Short-term borrowings	5,848	7	.48	12,460	79	2.52
Long-term debt	22,606	111	1.95	29,734	277	3.70
Total interest bearing deposits and debt	148,825	253	.68	137,885	764	2.20
Tax liabilities and other	594	3	2.01	947	6	2.51
Total interest bearing liabilities	$149,419	$256	.68%	$138,832	$770	2.20%
Net interest income/Interest rate spread		$548	1.01%		$503	.69%
Noninterest bearing deposits	29,030			22,273
Other liabilities	8,138			8,656
Total equity	18,259			18,679
Total liabilities and equity	$204,846			$188,440
Net interest margin on average earning assets			1.15%			1.14%
Net interest income to average total assets			1.06%			1.06%

HSBC USA Inc.

Nine Months Ended September 30,	2020			2019
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$22,779	$69	.40%	$15,289	$296	2.59%
Federal funds sold and securities purchased under resale agreements	11,690	57	.65	6,003	189	4.21
Trading securities	21,494	192	1.19	21,733	215	1.32
Securities	52,310	707	1.81	48,923	898	2.45
Loans:
Commercial	52,670	1,183	3.00	51,602	1,614	4.18
Consumer:
Residential mortgages	18,244	451	3.30	17,485	469	3.59
Home equity mortgages	801	20	3.34	925	35	5.06
Credit cards	1,236	56	6.05	1,108	57	6.88
Other consumer	277	19	9.16	263	17	8.64
Total consumer	20,558	546	3.55	19,781	578	3.91
Total loans	73,228	1,729	3.15	71,383	2,192	4.11
Other	5,778	35	.81	3,419	61	2.39
Total interest earning assets	$187,279	$2,789	1.99%	$166,750	$3,851	3.09%
Allowance for credit losses	(891)			(585)
Cash and due from banks	1,186			1,274
Other assets	13,917			13,084
Total assets	$201,491			$180,523
Liabilities and Equity:
Domestic deposits:
Savings deposits	$60,308	$228	.50%	$47,143	$344	.98%
Time deposits	28,474	334	1.57	27,196	579	2.85
Other interest bearing deposits	19,077	86	.60	10,924	167	2.04
Foreign deposits:
Foreign banks deposits	4,849	5	.14	4,045	22	.73
Other interest bearing deposits	597	3	.67	799	9	1.51
Deposits held for sale	—	—	—	2	—	.59
Total interest bearing deposits	113,305	656	.77	90,109	1,121	1.66
Short-term borrowings	9,055	62	.91	9,034	209	3.09
Long-term debt	24,383	471	2.58	30,820	895	3.88
Total interest bearing deposits and debt	146,743	1,189	1.08	129,963	2,225	2.29
Tax liabilities and other	636	10	2.10	1,143	21	2.46
Total interest bearing liabilities	$147,379	$1,199	1.09%	$131,106	$2,246	2.29%
Net interest income/Interest rate spread		$1,590	.90%		$1,605	.80%
Noninterest bearing deposits	27,614			22,880
Other liabilities	8,147			7,694
Total equity	18,351			18,843
Total liabilities and equity	$201,491			$180,523
Net interest margin on average earning assets			1.13%			1.29%
Net interest income to average total assets			1.05%			1.19%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic has caused disruption to our customers, suppliers and staff. A number of states in which we operate have implemented restrictions on the movement of their respective populations, with a resultant significant impact on economic activity in those states. The pandemic resulted in sheltering in place requirements in many states and municipalities and the temporary closure of many businesses which only recently have begun to ease as governments have started to lift restrictions. As a result, the demand for our products and services has been and may continue to be significantly impacted and could vary by region or industry sector. Furthermore, it is unclear how the macroeconomic business environment or societal norms may be impacted after the pandemic. The post-COVID-19 environment may undergo unexpected developments or changes in the financial markets, fiscal, tax and regulatory environments as well as customer and corporate client behavior which could have an adverse impact on our business.

HSBC USA Inc.
In the United States, the Federal Government has taken action, and may take further action, to provide financial support to parts of the economy most impacted by the COVID-19 pandemic. The details of how these actions will impact our customers and therefore the impact on HUSI continues to remain uncertain. Furthermore, it is unclear how these actions will ultimately impact the future economic environment, including inflation, interest rates and foreign exchange and our business. The actions taken by the U.S. Government and the FRB may indicate a view on the potential severity of a downturn and post recovery environment, which from a commercial, regulatory and risk perspective could be significantly different to past crises and persist for a prolonged period. An immediate financial impact in 2020 has been higher lifetime ECL driven by a worsening in the economic scenarios used to calculate ECL, downgrades reflecting weakness in the financial condition of certain clients and provisions for risk factors associated with higher risk client and industry exposures and large loan exposures. See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for further discussion. In addition, since we have provided temporary payment relief to borrowers who are experiencing short-term financial problems as a result of COVID-19, a risk exists that these short-term financial problems may become long-term, increasing our risk of credit losses.
Unprecedented movement in economic and market drivers related to the COVID-19 pandemic dramatically impact the performance of financial models including retail and wholesale credit loss models, capital models, traded risk models and models used in the asset/liability management process. This has required additional monitoring and more frequent testing of models, particularly for credit loss models. It also has resulted in the use of mitigants for model limitations, such as adjustments to model outputs to reflect consideration of management judgment. The performance and usage of models has been and will continue to be impacted significantly by the consequences of the COVID-19 pandemic. While it is too early to be entirely certain of the magnitude of change required for our models, it is likely that capital, credit risk and other models will need to be recalibrated or replaced. The effectiveness of our models will depend in large part on the depth and length of the economic downturn.
The pandemic has led to a weakening in gross domestic product and significantly higher unemployment in the United States, which officially entered recession in the second quarter of 2020. In addition, as a result of deteriorating economic conditions, we performed an interim goodwill impairment test as of March 31, 2020 which resulted in the impairment of the goodwill previously allocated to our RBWM and PB reporting units. See "Management's Discussion and Analysis of Financial Position and Results of Operations." Additionally, in April 2020, Fitch changed the rating outlook for both HSBC USA and HSBC Bank USA to negative from stable, and in May 2020, Standard & Poor's downgraded the long-term and short-term issuer credit ratings of HSBC USA and HSBC Bank USA by one notch, following similar ratings actions for HSBC. These changes reflect the economic disruption driven by the COVID-19 pandemic, with Standard & Poor's also noting the HSBC Group's restructuring plan. See "Management's Discussion and Analysis of Financial Position and Results of Operations - Risk Management."
The pandemic may not be fully contained until a vaccine and/or accepted treatment becomes widely available, which might not occur for an extended period of time. Should the current economic conditions persist or deteriorate further, we expect that this environment will continue to adversely impact our business which could include, but not be limited to, further impacts on our income due to lower lending and transaction volumes and lower wealth management revenue due to equity markets volatility and weakness as well as additional credit losses. Other potential risks include the impact of postponed health screenings on the well-being of our employees, credit rating migration which could negatively impact our risk-weighted assets and capital position, and potential liquidity stress due, among other factors, to increased customer drawdowns, notwithstanding the significant initiatives that the U.S. Government and the FRB have put in place to support funding and liquidity. Additionally, interest rates have been reduced since the start of the COVID-19 pandemic, which has and may continue to compress our margins and reduce our net interest income. Further, while we have continued to progress our program for transitioning away from interbank offered rates, including LIBOR, the COVID-19 pandemic is affecting our progress as well as the progress of other market participants. See "Management's Discussion and Analysis of Financial Position and Results of Operations - Executive Overview."
Central bank and government actions and support measures taken in response to the COVID-19 pandemic may create restrictions in relation to capital. These may limit management’s flexibility in managing the business and taking action in relation to capital distribution and capital allocation. In June 2020, the FRB publicly disclosed bank-specific CCAR and DFAST supervisory stress testing results along with aggregated results of a sensitivity analysis aimed at gauging the ongoing economic impact of the COVID-19 pandemic on CCAR firms. The FRB also announced that it will prohibit stock repurchases by CCAR firms and will require all CCAR firms to limit their common stock dividends to the lesser of (a) the firm's common stock dividends last quarter and (b) the average of the firm's net income for the four preceding calendar quarters. These restrictions will continue at least through December 31, 2020 and could be extended by the FRB. In order to make common stock distributions, HSBC North America must maintain capital levels in excess of its regulatory capital minimums and its stress capital buffer. In addition, the FRB has announced that each CCAR firm, including HSBC North America, must resubmit its capital plan later this year based on additional economic scenarios provided by the FRB in September. The FRB will conduct

HSBC USA Inc.
further stress tests in connection with its review of CCAR firms' resubmitted capital plans but it is unclear whether the FRB will recalculate the SCBs applicable to CCAR firms based on such stress tests.
Federal and state legislative and regulatory developments in relation to COVID-19 have also impacted and may continue to impact our business and operations by, for example, requiring forbearance on loans, suspensions of foreclosure sales and imposing restrictions on our ability to charge certain fees. Our participation in these and other measures taken by governments and regulatory authorities could result in potential increased fraud risk as well as reputational harm, and may result in litigation, including class actions, or regulatory and government actions and proceedings. Such actions may result in judgments, settlements, penalties and fines adverse to HUSI.
In addition, while we remain committed to our multi-year strategic plan to re-profile our business, the timing of the strategic actions as outlined in our 2019 Form 10-K may be re-sequenced or delayed beyond 24 months as the circumstances around the COVID-19 pandemic continue to develop. We continue to re-assess our strategic plan and may take additional actions in future periods.
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
There was no measurable gross revenue in the third quarter of 2020 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the third quarter of 2020 and approximately 16 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the matter described below.
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the third quarter of 2020, was approximately $645.
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
Other activity The HSBC Group has an insurance company customer in the United Arab Emirates that, during the third quarter of 2020, made payments for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. The HSBC Group processed these payments to the hospital made by its customer.
The HSBC Group has a customer in the United Arab Emirates that, during the third quarter of 2020, received a local currency check for the reimbursement for food and medicine samples from a hospital located in the United Arab Emirates and owned by the Government of Iran. The HSBC Group processed this check from the hospital to its customer.
The HSBC Group has a customer in the United Arab Emirates that, during the third quarter of 2020, received a local currency check from an Iranian-owned insurance company. The HSBC Group processed this check to its customer.
The HSBC Group has an international organization as a customer in France, and during the third quarter of 2020, that customer received a local currency payment from the Iranian Embassy in Austria for membership fees. The HSBC Group processed this payment.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2020.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2020. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2020 relating to these frozen accounts.

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective July 24, 2018 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed July 26, 2018).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (iii) the Consolidated Balance Sheet at September 30, 2020 and December 31, 2019, (iv) the Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2020 and 2019, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 27, 2020

HSBC USA INC.

By:	/s/ KAVITA MAHTANI
Kavita Mahtani
Senior Executive Vice President and
Chief Financial Officer