Form 10-Q
period 2021-03-31
HSBC USA INC /MD/
filed 2021-04-27
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of April 23, 2021, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2021	2020
	(in millions)
Interest income:
Loans	$451	$638
Securities	177	243
Trading securities	48	80
Short-term investments	16	87
Other	9	19
Total interest income	701	1,067
Interest expense:
Deposits	81	321
Short-term borrowings	5	40
Long-term debt	82	198
Other	2	4
Total interest expense	170	563
Net interest income	531	504
Provision for credit losses	(227)	726
Net interest income (expense) after provision for credit losses	758	(222)
Other revenues:
Credit card fees, net	10	11
Trust and investment management fees	29	31
Other fees and commissions	165	151
Trading revenue	41	14
Other securities gains, net	29	28
Servicing and other fees from HSBC affiliates	83	88
Gain (loss) on instruments designated at fair value and related derivatives	18	(22)
Other income	9	86
Total other revenues	384	387
Operating expenses:
Salaries and employee benefits	176	207
Support services from HSBC affiliates	367	382
Occupancy expense, net	30	140
Goodwill impairment (Note 8)	—	784
Other expenses	109	92
Total operating expenses	682	1,605
Income (loss) before income tax	460	(1,440)
Income tax expense (benefit)	121	(157)
Net income (loss)	$339	$(1,283)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

Three Months Ended March 31,	2021	2020
	(in millions)
Net income (loss)	$339	$(1,283)
Net change in unrealized gains (losses), net of tax:
Investment securities	(631)	758
Fair value option liabilities attributable to our own credit spread	(10)	407
Derivatives designated as cash flow hedges	(12)	90
Total other comprehensive income (loss)	(653)	1,255
Comprehensive loss	$(314)	$(28)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2021	December 31, 2020
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,447	$1,302
Interest bearing deposits with banks	53,607	14,353
Federal funds sold and securities purchased under agreements to resell	3,760	35,746
Trading assets (includes $1.1 billion and $1.3 billion pledged to creditors at March 31, 2021 and December 31, 2020, respectively)	25,822	27,284
Securities available-for-sale (includes amortized cost of $34.5 billion and $39.6 billion at March 31, 2021 and December 31, 2020, respectively, an allowance for credit losses of $1 million at both March 31, 2021 and December 31, 2020, and $2.8 billion and $2.1 billion pledged to creditors at March 31, 2021 and December 31, 2020, respectively)	34,659	40,672
Securities held-to-maturity, net of allowance for credit losses of $2 million at both March 31, 2021 and December 31, 2020 (fair value of $8.2 billion and $9.4 billion at March 31, 2021 and December 31, 2020, respectively)	7,837	8,981
Loans (includes $30 million and $32 million designated under fair value option at March 31, 2021 and December 31, 2020, respectively)	61,526	62,088
Less – allowance for credit losses	853	1,015
Loans, net	60,673	61,073
Loans held for sale (includes $83 million and $36 million designated under fair value option at March 31, 2021 and December 31, 2020, respectively)	351	337
Properties and equipment, net	133	144
Goodwill	458	458
Other assets, net of allowance for credit losses of $2 million at both March 31, 2021 and December 31, 2020, respectively	6,109	6,084
Total assets	$194,856	$196,434
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$36,850	$32,428
Interest bearing (includes $3.8 billion and $4.2 billion designated under fair value option at March 31, 2021 and December 31, 2020, respectively)	104,533	107,427
Foreign deposits - interest bearing	7,199	5,295
Total deposits	148,582	145,150
Short-term borrowings	5,243	4,952
Long-term debt (includes $9.9 billion and $10.7 billion designated under fair value option at March 31, 2021 and December 31, 2020, respectively)	18,179	19,979
Total debt	172,004	170,081
Trading liabilities	2,319	5,397
Interest, taxes and other liabilities	2,559	2,665
Total liabilities	176,882	178,143
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both March 31, 2021 and December 31, 2020)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both March 31, 2021 and December 31, 2020)	—	—
Additional paid-in capital	15,743	15,746
Retained earnings	940	601
Accumulated other comprehensive income	26	679
Total common equity	16,709	17,026
Total equity	17,974	18,291
Total liabilities and equity	$194,856	$196,434

(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at March 31, 2021 and December 31, 2020. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	March 31, 2021	December 31, 2020
	(in millions)
Assets
Loans	$8	$10
Other assets	75	79
Total assets	$83	$89
Liabilities
Interest, taxes and other liabilities	$5	$10
Total liabilities	$5	$10

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31,	2021	2020
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	15,746	15,736
Employee benefit plans	(3)	5
Balance at end of period	15,743	15,741
Retained earnings
Balance at beginning of period	601	1,534
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on financial assets measured at amortized cost, net of tax	—	84
Cumulative effect adjustment to initially apply fair value option accounting election, as permitted under new accounting guidance, to certain student loans held for investment, net of tax	—	2
Reclassification from accumulated other comprehensive income of cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax	—	(2)
Balance at beginning of period, adjusted	601	1,618
Net income (loss)	339	(1,283)
Balance at end of period	940	335
Accumulated other comprehensive income
Balance at beginning of period	679	(279)
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax	—	2
Balance at beginning of period, adjusted	679	(277)
Other comprehensive income (loss), net of tax	(653)	1,255
Balance at end of period	26	978
Total common equity	16,709	17,054
Total equity	$17,974	$18,319

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2021	2020
	(in millions)
Cash flows from operating activities
Net income (loss)	$339	$(1,283)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	60	77
Goodwill impairment	—	784
Provision for credit losses	(227)	726
Net realized gains on securities available-for-sale	(29)	(28)
Net change in other assets and liabilities	685	(4,613)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(569)	(1,239)
Sales and collections of loans held for sale	662	1,184
Net change in trading assets and liabilities	(1,616)	(77)
Lower of amortized cost or fair value adjustments on loans held for sale	—	(1)
Loss (gain) on instruments designated at fair value and related derivatives	(18)	22
Net cash used in operating activities	(713)	(4,448)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	31,986	13,195
Securities available-for-sale:
Purchases of securities available-for-sale	(4,001)	(9,918)
Proceeds from sales of securities available-for-sale	3,907	4,630
Proceeds from paydowns and maturities of securities available-for-sale	4,593	2,295
Securities held-to-maturity:
Purchases of securities held-to-maturity	—	(515)
Proceeds from paydowns and maturities of securities held-to-maturity	1,133	817
Change in loans:
Collections, net of originations	61	(13,510)
Loans sold to third parties	392	299
Net cash provided by disposals of properties and equipment	4	7
Other, net	59	(213)
Net cash provided by (used in) investing activities	38,134	(2,913)
Cash flows from financing activities
Net change in deposits	3,473	14,153
Debt:
Net change in short-term borrowings	291	13,920
Issuance of long-term debt	2,288	5,844
Repayment of long-term debt	(4,071)	(2,864)
Other increases (decreases) in capital surplus	(3)	5
Net cash provided by financing activities	1,978	31,058
Net change in cash and due from banks and interest bearing deposits with banks	39,399	23,697
Cash and due from banks and interest bearing deposits with banks at beginning of period	15,655	3,782
Cash and due from banks and interest bearing deposits with banks at end of period	$55,054	$27,479

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	12	Pension and Other Postretirement Benefits	43
2	Strategic Initiatives	10	13	Fee Income from Contracts with Customers	43
3	Trading Assets and Liabilities	12	14	Related Party Transactions	44
4	Securities	13	15	Business Segments	46
5	Loans	17	16	Retained Earnings and Regulatory Capital Requirements	48
6	Allowance for Credit Losses	29	17	Variable Interest Entities	50
7	Loans Held for Sale	32	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	52
8	Goodwill	33	19	Fair Value Measurements	57
9	Derivative Financial Instruments	33	20	Litigation and Regulatory Matters	71
10	Fair Value Option	39	21	New Accounting Pronouncements	71
11	Accumulated Other Comprehensive Income	42

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.
2. Strategic Initiatives

As discussed in our 2020 Form 10-K, in February 2020, our Board of Directors approved a strategic plan to restructure our operations ("Restructuring Plan") in alignment with HSBC’s global strategy to refocus our wholesale operations to better serve our international corporate clients and restructure our retail operations to better meet the needs of globally mobile and affluent clients. Our Restructuring Plan also includes streamlining our functional and operations support model by removing duplication and reducing the size of our balance sheet to better align with the scope and scale of the U.S. opportunity. We expect to incur pre-tax charges in connection with this Restructuring Plan largely over the two year period of 2020-2021 of approximately $520-$590 million ($390-$450 million after-tax). The following table presents a summary of the total pre-tax charges we expect to incur by reportable segment:

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
Throughout 2020 and into the first quarter of 2021, we continued to progress our Restructuring Plan, including consolidation of our wholesale and retail middle and back office functions, each under a single operations structure, simplification of our support service functions and the exit or transfer of certain derivative contracts. In 2020, we also completed the consolidation of our retail branch network and the creation of our Wealth and Personal Banking business. During the three months ended March 31, 2021, we recorded pre-tax charges in connection with our Restructuring Plan totaling $18 million compared with pre-tax charges totaling $109 million during the three months ended March 31, 2020. In total, we have recorded $298 million of pre-tax charges in connection with our Restructuring Plan. We remain committed to our multi-year strategic plan to re-profile our business, and continue to explore strategic options with respect to our retail operations to focus on our high net worth client base and wealth management products.
The following table summarizes the changes in the liability associated with our Restructuring Plan during the three months ended March 31, 2021 and 2020:

	Severance and Other Employee Costs(1)	Lease Termination and Associated Costs(2)	Other(3)	Total
	(in millions)
Three Months Ended March 31, 2021
Restructuring liability at beginning of period	$10	$23	$—	$33
Restructuring costs accrued during the period	—	—	2	2
Restructuring costs paid during the period	(8)	(1)	(2)	(11)
Restructuring liability at end of period	$2	$22	$—	$24

Three Months Ended March 31, 2020
Restructuring liability at beginning of period	$—	$—	$—	$—
Restructuring costs recorded during the period	9	24	—	33
Restructuring costs paid during the period	—	—	—	—
Restructuring liability at end of period	$9	$24	$—	$33

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
(3)Primarily includes professional fees, which are included in other expenses in the consolidated statement of income (loss).

HSBC USA Inc.
In connection with the restructuring costs reflected above, during the first quarter of 2020, we determined that we would exit approximately 60 branches (in addition to the approximately 20 branches for which we disclosed plans to exit in 2019). As a result, we recorded impairment charges during the first quarter of 2020 to write-down the lease right-of-use ("ROU") assets, net of estimated sublease income, by $52 million (which was increased to $67 million during the fourth quarter of 2020) and to write-down the leasehold improvement assets associated with these branches by $16 million based on their estimated remaining useful lives. The branches targeted for exit were closed by the end of the second quarter of 2020. These impairment charges are reflected in occupancy expense, net in the consolidated statement of income (loss) and were reported in the Corporate Center business segment.
In addition, during the first quarter of 2021, we recorded $4 million of trading losses associated with the continued exit of certain derivative contracts as part of our Restructuring Plan. These losses are included in trading revenue in the consolidated statement of income (loss) and were reported in the Global Banking and Markets business segment. During the first quarter of 2021, as part of our Restructuring Plan, we also continued to transfer interest rate derivative contracts associated with Fixed Income activities to HSBC Bank plc. These activities are being consolidated in and operated from HSBC Bank plc to better utilize HSBC Group's global scale, which allows us to record revenue as a business introducer and hold fewer assets on our balance sheet. Transfers of interest rate derivative contracts with a notional value of $14.8 billion were completed during the first quarter of 2021 with the remainder of these contracts with a current notional value of up to $59.8 billion expected to be completed during the remainder of 2021. The transferred derivatives were substantially fully collateralized which resulted in an immaterial impact on our consolidated balance sheet.
Our Restructuring Plan also resulted in costs being allocated to us from HTSU, primarily severance costs and support service project costs, which are reflected in support services from HSBC affiliates in the consolidated statement of income (loss). During the first quarter of 2021, we recorded $12 million of allocated costs from HTSU related to restructuring activities compared with $8 million of allocated costs during the first quarter of 2020. These costs were reported in the Corporate Center business segment.
HSBC Group Restructuring Separate from the charges related to our Restructuring Plan as detailed above, during the first quarter of 2021, we also recorded $7 million of allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities, primarily support service project costs and severance costs. These costs are reflected in support services from HSBC affiliates in the consolidated statement of income (loss) and were reported in the Corporate Center business segment.

HSBC USA Inc.
3.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Trading assets:
U.S. Treasury	$2,616	$5,145
U.S. Government agency issued or guaranteed	18	—
U.S. Government sponsored enterprises	61	192
Asset-backed securities	153	143
Foreign bonds	8,167	7,971
Equity securities	7,750	6,043
Precious metals	4,497	4,989
Derivatives, net	2,560	2,801
Total trading assets	$25,822	$27,284
Trading liabilities:
Securities sold, not yet purchased	$655	$727
Payables for precious metals	—	2,312
Derivatives, net	1,664	2,358
Total trading liabilities	$2,319	$5,397
At March 31, 2021 and December 31, 2020, the fair value of derivatives included in trading assets is net of $2,862 million and $2,763 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2021 and December 31, 2020, the fair value of derivatives included in trading liabilities is net of $1,953 million and $3,377 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income (loss), totaled $26 million during both the three months ended March 31, 2021 and 2020. Trading security positions are held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
4. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

March 31, 2021	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,574	$—	$262	$(146)	$13,690
U.S. Government sponsored enterprises:
Mortgage-backed securities	6,700	—	153	(103)	6,750
Collateralized mortgage obligations	1,904	—	8	(48)	1,864
Direct agency obligations	1,318	—	19	—	1,337
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,717	—	76	(38)	5,755
Collateralized mortgage obligations	1,824	—	18	(12)	1,830
Direct agency obligations	273	—	9	—	282
Asset-backed securities collateralized by:
Home equity	26	(1)	—	—	25
Other	108	—	—	(3)	105
Foreign debt securities(1)	3,017	—	4	—	3,021
Total available-for-sale securities	$34,461	$(1)	$549	$(350)	$34,659
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,001	$—	$39	$—	$1,040
Collateralized mortgage obligations	700	—	46	—	746
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	1,674	—	58	—	1,732
Collateralized mortgage obligations	4,454	—	183	—	4,637
Obligations of U.S. states and political subdivisions	8	—	1	—	9
Asset-backed securities collateralized by residential mortgages	2	(2)	2	—	2
Total held-to-maturity securities	$7,839	$(2)	$329	$—	$8,166

HSBC USA Inc.

December 31, 2020	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$16,087	$—	$608	$(47)	$16,648
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,986	—	280	(2)	6,264
Collateralized mortgage obligations	1,676	—	19	(2)	1,693
Direct agency obligations	1,236	—	17	—	1,253
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	6,993	—	152	—	7,145
Collateralized mortgage obligations	2,093	—	22	(11)	2,104
Direct agency obligations	296	—	5	—	301
Asset-backed securities collateralized by:
Home equity	28	(1)	—	—	27
Other	114	—	—	(10)	104
Foreign debt securities(1)	5,127	—	6	—	5,133
Total available-for-sale securities	$39,636	$(1)	$1,109	$(72)	$40,672
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,137	$—	$44	$—	$1,181
Collateralized mortgage obligations	780	—	53	—	833
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	1,947	—	76	—	2,023
Collateralized mortgage obligations	5,107	—	212	—	5,319
Obligations of U.S. states and political subdivisions	10	—	1	—	11
Asset-backed securities collateralized by residential mortgages	2	(2)	2	—	2
Total held-to-maturity securities	$8,983	$(2)	$388	$—	$9,369

(1)Foreign debt securities represent public sector entity, bank or corporate debt.
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
At both March 31, 2021 and December 31, 2020, the allowance for credit losses on securities available-for-sale was $1 million.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at March 31, 2021 and December 31, 2020 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At March 31, 2021
U.S. Treasury	18	$(96)	$2,882	11	$(50)	$755
U.S. Government sponsored enterprises	58	(150)	5,120	8	(1)	45
U.S. Government agency issued or guaranteed	18	(49)	2,648	4	(1)	50
Asset-backed securities	2	(1)	48	3	(2)	57
Foreign debt securities	5	—	425	3	—	161
Securities available-for-sale	101	$(296)	$11,123	29	$(54)	$1,068
At December 31, 2020
U.S. Treasury	5	$(5)	$751	13	$(42)	$1,271
U.S. Government sponsored enterprises	15	(3)	715	8	(1)	46
U.S. Government agency issued or guaranteed	13	(11)	1,482	3	—	8
Asset-backed securities	3	(10)	104	2	—	—
Foreign debt securities	6	—	766	5	—	241
Securities available-for-sale	42	$(29)	$3,818	31	$(43)	$1,566
Gross unrealized losses increased as compared with December 31, 2020 due primarily to increasing yields on U.S. Treasury, U.S. Government sponsored mortgage-backed and U.S. Government agency mortgage-backed securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At March 31, 2021, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("lifetime ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both March 31, 2021 and December 31, 2020, the allowance for credit losses on securities held-to-maturity was $2 million.
At March 31, 2021 and December 31, 2020, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as

HSBC USA Inc.
the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At March 31, 2021 and December 31, 2020, all of our securities held-to-maturity were investment grade.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2021	2020
	(in millions)
Gross realized gains	$49	$51
Gross realized losses	(20)	(23)
Net realized gains	$29	$28
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2021 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at March 31, 2021, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2021.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$1,437	2.41%	$3,097	1.56%	$5,384	1.35%	$3,656	2.27%
U.S. Government sponsored enterprises	31	2.71	966	1.94	2,771	2.56	6,154	1.74
U.S. Government agency issued or guaranteed	—	—	96	1.79	1	7.87	7,717	2.12
Asset-backed securities	—	—	—	—	59	5.06	75	3.36
Foreign debt securities	1,840	.51	1,177	.68	—	—	—	—
Total amortized cost	$3,308	1.36%	$5,336	1.44%	$8,215	1.79%	$17,602	2.02%
Total fair value	$3,326		$5,454		$8,286		$17,593
Held-to-maturity:
U.S. Government sponsored enterprises	$74	2.39%	$242	2.71%	$397	2.24%	$988	3.27%
U.S. Government agency issued or guaranteed	—	—	8	4.02	11	4.76	6,109	2.56
Obligations of U.S. states and political subdivisions	1	2.72	5	3.47	2	4.21	—	—
Asset-backed securities	—	—	—	—	—	—	2	5.85
Total amortized cost	$75	2.39%	$255	2.78%	$410	2.31%	$7,099	2.66%
Total fair value	$75		$265		$425		$7,401
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Equity securities carried at fair value	$282	$284
Equity securities without readily determinable fair values	14	14
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the three months ended March 31, 2021 and 2020, none of our equity securities without readily determinable fair values were determined to be impaired.

HSBC USA Inc.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $192 million and $559 million, respectively, at March 31, 2021 and $259 million and $559 million, respectively, at December 31, 2020.

5. Loans

Loans consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Commercial loans:
Real estate, including construction	$10,087	$10,464
Business and corporate banking(1)	13,125	13,479
Global banking(2)	13,157	13,519
Other commercial:
Affiliates(3)	1,652	1,100
Other	3,131	3,037
Total other commercial	4,783	4,137
Total commercial	41,152	41,599
Consumer loans:
Residential mortgages	18,425	18,377
Home equity mortgages	698	727
Credit cards	937	1,066
Other consumer(4)	314	319
Total consumer	20,374	20,489
Total loans	$61,526	$62,088

(1)Includes loans funded under the Paycheck Protection Program ("PPP") which totaled $1,294 million and $1,043 million at March 31, 2021 and December 31, 2020, respectively. PPP loans are fully guaranteed by the Small Business Administration, if certain conditions are met.
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
(4)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $30 million and $32 million at March 31, 2021 and December 31, 2020, respectively. See Note 10, "Fair Value Option," for further details.
Net deferred origination costs totaled $51 million and $57 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, we had a net unamortized premium on our loans of $8 million and $9 million, respectively.
Coronavirus ("COVID-19") Loan Forbearance Initiatives We have implemented various loan modification programs to provide borrowers relief from the economic impacts of the COVID-19 pandemic. In 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, which provided financial institutions with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings ("TDR Loans") beginning March 1, 2020. This TDR Loan guidance can be applied until the earlier of January 1, 2022 or 60 days following the termination of the presidentially declared national emergency. We elected to adopt the TDR Loan guidance in the CARES Act and are not applying TDR Loan classification to COVID-19 related loan modifications in the form of a long-term payment deferral (for commercial loans all payment modifications, including all payment deferrals) granted to borrowers that were current (less than 30 days past due) as of December 31, 2019 which otherwise may have been reported as TDR Loans.
In 2020, federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR Loans. Borrowers that do not meet the criteria in the CARES Act or the Interagency Statement are assessed for TDR Loan classification in accordance with our accounting policies.

HSBC USA Inc.
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
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at March 31, 2021 and December 31, 2020. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current. For COVID-19 related loan modifications in the form of a payment deferral, the borrower’s past due status will not be affected during the deferral period.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At March 31, 2021
Commercial loans:
Real estate, including construction	$79	$32	$111	$9,976	$10,087
Business and corporate banking	42	22	64	13,061	13,125
Global banking	3	138	141	13,016	13,157
Other commercial	32	—	32	4,751	4,783
Total commercial	156	192	348	40,804	41,152
Consumer loans:
Residential mortgages	280	333	613	17,812	18,425
Home equity mortgages	8	22	30	668	698
Credit cards	17	28	45	892	937
Other consumer	5	7	12	302	314
Total consumer	310	390	700	19,674	20,374
Total loans	$466	$582	$1,048	$60,478	$61,526
At December 31, 2020
Commercial loans:
Real estate, including construction	$78	$—	$78	$10,386	$10,464
Business and corporate banking	126	19	145	13,334	13,479
Global banking	—	60	60	13,459	13,519
Other commercial	24	—	24	4,113	4,137
Total commercial	228	79	307	41,292	41,599
Consumer loans:
Residential mortgages	435	311	746	17,631	18,377
Home equity mortgages	11	22	33	694	727
Credit cards	23	19	42	1,024	1,066
Other consumer	7	6	13	306	319
Total consumer	476	358	834	19,655	20,489
Total loans	$704	$437	$1,141	$60,947	$62,088

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At March 31, 2021
Commercial:
Real estate, including construction	$54	$—	$39
Business and corporate banking	172	—	19
Global banking	252	—	47
Total commercial	478	—	105
Consumer:
Residential mortgages(1)(2)(3)	1,101	—	231
Home equity mortgages(1)(2)	64	—	33
Credit cards	—	28	—
Other consumer	—	3	—
Total consumer	1,165	31	264
Total nonperforming loans	$1,643	$31	$369
At December 31, 2020
Commercial:
Real estate, including construction	$44	$—	$31
Business and corporate banking	163	—	1
Global banking	337	—	93
Total commercial	544	—	125
Consumer:
Residential mortgages(1)(2)(3)	1,079	—	241
Home equity mortgages(1)(2)	63	—	34
Credit cards	—	19	—
Other consumer	—	2	—
Total consumer	1,142	21	275
Total nonperforming loans	$1,686	$21	$400

(1)At March 31, 2021 and December 31, 2020, nonaccrual consumer mortgage loans include $371 million and $375 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)Nonaccrual consumer mortgage loans include all loans which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent. At March 31, 2021 and December 31, 2020, nonaccrual consumer mortgage loans also included $535 million and $590 million, respectively, of loans under COVID-19 related payment deferral programs where the borrowers utilized a payment deferral of more than six months and, as a result, have been placed on nonaccrual status.
(3)Nonaccrual consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association. Repayment of these loans is predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our consumer loan portfolio.
The following table provides additional information on our nonaccrual loans:

Three Months Ended March 31,	2021	2020
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$18	$8
Interest income that was recorded on nonaccrual loans and included in interest income during the period	15	7

HSBC USA Inc.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At March 31, 2021 and December 31, 2020, we had collateral-dependent residential mortgage loans totaling $805 million and $817 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At March 31, 2021 and December 31, 2020, we had collateral-dependent commercial loans totaling $431 million and $456 million, respectively.
Troubled debt restructurings  TDR Loans represent loans for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition.
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans, which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and the loan is upgraded, it is possible the loan will no longer be reported as a TDR Loan at the earliest one year after the restructuring. During the three months ended March 31, 2021 and 2020, there were no commercial loans that met this criteria and were removed from TDR Loan classification.
As previously discussed, we have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of COVID-19. Substantially all of the loans under these programs are not classified as TDR Loans due to our election to suspend TDR Loan classification under the CARES Act or their short-term nature as discussed under the Interagency Statement.

HSBC USA Inc.
The following table summarizes our TDR Loans at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in millions)
Commercial loans:
Business and corporate banking	$118	$94
Global banking	44	74
Total commercial(1)(2)	162	168
Consumer loans:
Residential mortgages(3)(4)	585	582
Home equity mortgages(3)(4)	31	31
Credit cards	5	5
Total consumer	621	618
Total TDR Loans(5)	$783	$786

(1)Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $35 million and $107 million at March 31, 2021 and December 31, 2020, respectively.
(2)Not included in the table at March 31, 2021 and December 31, 2020 are $781 million and $924 million, respectively, of commercial loans that were exempted from TDR assessment due to our CARES Act election.
(3)At March 31, 2021 and December 31, 2020, the carrying value of consumer mortgage TDR Loans includes $478 million and $487 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
(4)Not included in the table at March 31, 2021 and December 31, 2020 are $646 million and $736 million, respectively, of consumer mortgage loans under COVID-19 related payment deferral programs where the borrowers were provided with extended payment deferral relief of more than six months that were exempted from TDR assessment due to our CARES Act election.
(5)At March 31, 2021 and December 31, 2020, the carrying value of TDR Loans includes $458 million and $463 million, respectively, of loans which are classified as nonaccrual.
The following table presents information about loans which were modified during the three months ended March 31, 2021 and 2020 and as a result of this action became classified as TDR Loans:

Three Months Ended March 31,	2021	2020
	(in millions)
Commercial loans:
Business and corporate banking	$26	$—
Global banking	15	12
Total commercial	41	12
Consumer loans:
Residential mortgages	16	4
Home equity mortgages	—	1
Credit cards	1	1
Total consumer	17	6
Total	$58	$18
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three months ended March 31, 2021 and 2020 was 1.97 percent and 3.04 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three months ended March 31, 2021 and 2020:

Three Months Ended March 31,	2021	2020
	(in millions)
Consumer loans:
Residential mortgages	$3	$1
Total consumer	$3	$1
During the three months ended March 31, 2021 and 2020, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of March 31, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2021
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$162	$205	$210	$376	$—	$—	$953
Substandard	—	—	415		168	184	—	—	767
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate, including construction	—	—	577	205	378	560	—	—	1,720
Business and corporate banking:
Special mention	—	18	21	63	29	463	575	36	1,205
Substandard	—	5	33	32	31	224	389	5	719
Doubtful	—	—	—	—	—	47	55	—	102
Total business and corporate banking	—	23	54	95	60	734	1,019	41	2,026
Global banking:
Special mention	—	—	—	—	—	105	70	—	175
Substandard	—	—	—	—	—	91	332	—	423
Doubtful	—	—	—	—	—	138	56	—	194
Total global banking	—	—	—	—	—	334	458	—	792
Other commercial:
Special mention	—	—	—	—	8	50	40	—	98
Substandard	—	—	—	—	—	70	—	—	70
Doubtful	—	—	—	—	—	—	—	—	—
Total other commercial	—	—	—	—	8	120	40	—	168
Total commercial:
Special mention	—	18	183	268	247	994	685	36	2,431
Substandard	—	5	448	32	199	569	721	5	1,979
Doubtful	—	—	—	—	—	185	111	—	296
Total commercial	$—	$23	$631	$300	$446	$1,748	$1,517	$41	$4,706

HSBC USA Inc.

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2020
	(in millions)
Real estate, including construction:
Special mention	$—	$306	$115	$171	$85	$437	$—	$—	$1,114
Substandard	—	186	—	169	—	86	—	—	441
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate, including construction	—	492	115	340	85	523	—	—	1,555
Business and corporate banking:
Special mention	17	71	43	32	10	390	600	48	1,211
Substandard	1	44	25	23	31	181	435	1	741
Doubtful	—	—	—	—	—	41	57	—	98
Total business and corporate banking	18	115	68	55	41	612	1,092	49	2,050
Global banking:
Special mention	—	—	—	—	—	142	98	—	240
Substandard	—	—	48	—	—	131	477	—	656
Doubtful	—	—	—	—	—	82	160	—	242
Total global banking	—	—	48	—	—	355	735	—	1,138
Other commercial:
Special mention	—	—	—	—	—	44	40	—	84
Substandard	—	—	—	—	—	70	—	—	70
Doubtful	—	—	—	—	—	—	—	—	—
Total other commercial	—	—	—	—	—	114	40	—	154
Total commercial:
Special mention	17	377	158	203	95	1,013	738	48	2,649
Substandard	1	230	73	192	31	468	912	1	1,908
Doubtful	—	—	—	—	—	123	217	—	340
Total commercial	$18	$607	$231	$395	$126	$1,604	$1,867	$49	$4,897

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2021
	(in millions)
Real estate, including construction:
Performing loans	$—	$563	$3,663	$2,753	$1,300	$1,681	$56	$17	$10,033
Nonaccrual loans	—	—	—	32	—	22	—	—	54
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total real estate, including construction	—	563	3,663	2,785	1,300	1,703	56	17	10,087
Business and corporate banking:
Performing loans	46	1,202	622	230	261	4,074	6,213	305	12,953
Nonaccrual loans	—	2	15	17	57	2	77	2	172
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total business and corporate banking	46	1,204	637	247	318	4,076	6,290	307	13,125
Global banking:
Performing loans	117	605	358	199	238	6,193	5,195	—	12,905
Nonaccrual loans	—	—	—	—	—	125	127	—	252
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total global banking	117	605	358	199	238	6,318	5,322	—	13,157
Other commercial:
Performing loans	44	436	402	215	113	780	2,793	—	4,783
Nonaccrual loans	—	—	—	—	—	—	—	—	—
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total other commercial	44	436	402	215	113	780	2,793	—	4,783
Total commercial:
Performing loans	207	2,806	5,045	3,397	1,912	12,728	14,257	322	40,674
Nonaccrual loans	—	2	15	49	57	149	204	2	478
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total commercial	$207	$2,808	$5,060	$3,446	$1,969	$12,877	$14,461	$324	$41,152

HSBC USA Inc.

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2020
	(in millions)
Real estate, including construction:
Performing loans	$545	$3,775	$2,775	$1,368	$264	$1,594	$79	$20	$10,420
Nonaccrual loans	—	—	24	—	—	20	—	—	44
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total real estate, including construction	545	3,775	2,799	1,368	264	1,614	79	20	10,464
Business and corporate banking:
Performing loans	1,079	606	253	275	151	3,485	7,145	322	13,316
Nonaccrual loans	1	15	12	60	1	3	71	—	163
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total business and corporate banking	1,080	621	265	335	152	3,488	7,216	322	13,479
Global banking:
Performing loans	507	495	190	231	104	6,023	5,632	—	13,182
Nonaccrual loans	—	—	—	—	—	127	210	—	337
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total global banking	507	495	190	231	104	6,150	5,842	—	13,519
Other commercial:
Performing loans	378	431	215	105	119	630	2,259	—	4,137
Nonaccrual loans	—	—	—	—	—	—	—	—	—
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total other commercial	378	431	215	105	119	630	2,259	—	4,137
Total commercial:
Performing loans	2,509	5,307	3,433	1,979	638	11,732	15,115	342	41,055
Nonaccrual loans	1	15	36	60	1	150	281	—	544
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total commercial	$2,510	$5,322	$3,469	$2,039	$639	$11,882	$15,396	$342	$41,599

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2021
	(in millions)
Real estate, including construction:
Investment grade	$—	$339	$917	$979	$342	$542	$5	$—	$3,124
Non-investment grade	—	224	2,746	1,806	958	1,161	51	17	6,963
Total real estate, including construction	—	563	3,663	2,785	1,300	1,703	56	17	10,087
Business and corporate banking:
Investment grade	16	340	176	40	30	1,820	2,145	36	4,603
Non-investment grade	30	864	461	207	288	2,256	4,145	271	8,522
Total business and corporate banking	46	1,204	637	247	318	4,076	6,290	307	13,125
Global banking:
Investment grade	117	567	331	52	234	4,146	4,044	—	9,491
Non-investment grade	—	38	27	147	4	2,172	1,278	—	3,666
Total global banking	117	605	358	199	238	6,318	5,322	—	13,157
Other commercial:
Investment grade	5	423	145	214	113	659	2,601	—	4,160
Non-investment grade	39	13	257	1	—	121	192	—	623
Total other commercial	44	436	402	215	113	780	2,793	—	4,783
Total commercial:
Investment grade	138	1,669	1,569	1,285	719	7,167	8,795	36	21,378
Non-investment grade	69	1,139	3,491	2,161	1,250	5,710	5,666	288	19,774
Total commercial	$207	$2,808	$5,060	$3,446	$1,969	$12,877	$14,461	$324	$41,152

HSBC USA Inc.

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2020
	(in millions)
Real estate, including construction:
Investment grade	$339	$1,123	$817	$318	$179	$640	$6	$—	$3,422
Non-investment grade	206	2,652	1,982	1,050	85	974	73	20	7,042
Total real estate, including construction	545	3,775	2,799	1,368	264	1,614	79	20	10,464
Business and corporate banking:
Investment grade	342	147	37	34	23	1,486	2,499	47	4,615
Non-investment grade	738	474	228	301	129	2,002	4,717	275	8,864
Total business and corporate banking	1,080	621	265	335	152	3,488	7,216	322	13,479
Global banking:
Investment grade	464	477	46	231	30	4,618	4,281	—	10,147
Non-investment grade	43	18	144	—	74	1,532	1,561	—	3,372
Total global banking	507	495	190	231	104	6,150	5,842	—	13,519
Other commercial:
Investment grade	372	163	117	105	116	525	1,932	—	3,330
Non-investment grade	6	268	98	—	3	105	327	—	807
Total other commercial	378	431	215	105	119	630	2,259	—	4,137
Total commercial:
Investment grade	1,517	1,910	1,017	688	348	7,269	8,718	47	21,514
Non-investment grade	993	3,412	2,452	1,351	291	4,613	6,678	295	20,085
Total commercial	$2,510	$5,322	$3,469	$2,039	$639	$11,882	$15,396	$342	$41,599
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Mar. 31, 2021
	(in millions)
Residential mortgages(1)(2)	$—	$7	$19	$21	$28	$325	$—	$400
Home equity mortgages(1)(2)	—	—	—	—	—	25	—	25
Credit cards	—	—	—	—	—	—	36	36
Other consumer	—	1	1	—	—	5	2	9
Total consumer	$—	$8	$20	$21	$28	$355	$38	$470

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Dec. 31, 2020
	(in millions)
Residential mortgages(1)(2)	$3	$15	$13	$25	$19	$329	$—	$404
Home equity mortgages(1)(2)	—	—	—	—	—	25	—	25
Credit cards	—	—	—	—	—	—	28	28
Other consumer	1	1	—	—	—	—	2	8
Total consumer	$4	$16	$13	$25	$19	$354	$30	$465

(1)At March 31, 2021 and December 31, 2020, consumer mortgage loan delinquency includes $273 million and $281 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At March 31, 2021 and December 31, 2020, consumer mortgage loans include $102 million and $109 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Mar. 31, 2021
	(in millions)
Residential mortgages:
Performing loans	$1,365	$4,243	$2,145	$1,198	$1,417	$6,956	$—	$17,324
Nonaccrual loans	—	46	115	110	94	736	—	1,101
Total residential mortgages	1,365	4,289	2,260	1,308	1,511	7,692	—	18,425
Home equity mortgages:
Performing loans	3	51	49	32	33	466	—	634
Nonaccrual loans	—	—	1	1	1	61	—	64
Total home equity mortgages	3	51	50	33	34	527	—	698
Credit cards:
Performing loans	—	—	—	—	—	—	909	909
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	28	28
Total credit cards	—	—	—	—	—	—	937	937
Other consumer:
Performing loans	25	79	32	1	1	124	49	311
Accruing loans contractually past due 90 days or more	—	1	1	—	—	—	1	3
Total other consumer	25	80	33	1	1	124	50	314
Total consumer:
Performing loans	1,393	4,373	2,226	1,231	1,451	7,546	958	19,178
Nonaccrual loans	—	46	116	111	95	797	—	1,165
Accruing loans contractually past due 90 days or more	—	1	1	—	—	—	29	31
Total consumer	$1,393	$4,420	$2,343	$1,342	$1,546	$8,343	$987	$20,374

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Dec. 31, 2020
	(in millions)
Residential mortgages:
Performing loans	$4,491	$2,369	$1,338	$1,572	$1,852	$5,676	$—	$17,298
Nonaccrual loans	38	107	93	86	78	677	—	1,079
Total residential mortgages	4,529	2,476	1,431	1,658	1,930	6,353	—	18,377
Home equity mortgages:
Performing loans	50	51	33	34	45	451	—	664
Nonaccrual loans	—	—	1	1	2	59	—	63
Total home equity mortgages	50	51	34	35	47	510	—	727
Credit cards:
Performing loans	—	—	—	—	—	—	1,047	1,047
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	19	19
Total credit cards	—	—	—	—	—	—	1,066	1,066
Other consumer:
Performing loans	87	39	—	1	8	128	54	317
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total other consumer	87	39	—	1	8	128	56	319
Total consumer:
Performing loans	4,628	2,459	1,371	1,607	1,905	6,255	1,101	19,326
Nonaccrual loans	38	107	94	87	80	736	—	1,142
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	21	21
Total consumer	$4,666	$2,566	$1,465	$1,694	$1,985	$6,991	$1,122	$20,489

HSBC USA Inc.
Troubled debt restructurings  The following table summarizes TDR Loans in our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Mar. 31, 2021
	(in millions)
Residential mortgages	$—	$3	$6	$11	$3	$562	$—	$585
Home equity mortgages	—	—	—	—	—	31	—	31
Credit cards	—	—	—	—	—	—	5	5
Total consumer	$—	$3	$6	$11	$3	$593	$5	$621

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Dec. 31, 2020
	(in millions)
Residential mortgages	$3	$5	$6	$3	$2	$563	$—	$582
Home equity mortgages	—	—	—	—	—	31	—	31
Credit cards	—	—	—	—	—	—	5	5
Total consumer	$3	$5	$6	$3	$2	$594	$5	$618
Concentration of Credit Risk  At March 31, 2021 and December 31, 2020, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,703 million and $3,597 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.
6.    Allowance for Credit Losses

We utilize a minimum of three forward-looking economic scenarios to calculate lifetime ECL when estimating the allowance for credit losses for in scope financial assets and the liability for off-balance sheet credit exposures. The three scenarios are termed the "Consensus Economic Scenarios" and represent a 'most likely outcome' (the "Central scenario") and two less likely 'outer' scenarios, referred to as the "Upside scenario" and the "Downside scenario". Each scenario is assigned a weighting deemed appropriate for the estimation of lifetime ECL, with the majority of the weighting typically placed on the Central Scenario. At management's discretion, changes may be made to the weighting assigned to the three scenarios or additional scenarios may be included in order to consider current economic conditions. As a result of the deterioration of economic conditions and significant economic uncertainty caused by the COVID-19 pandemic, beginning in the second quarter of 2020, we developed and utilized a fourth scenario for estimating lifetime ECL, referred to as the "Alternative Downside scenario", to reflect the possibility that the adverse impact associated with the deterioration in economic conditions could manifest itself over a far longer period of time.
Updates to Economic Scenarios and Other Changes During the Three Months Ended March 31, 2021 Although economic conditions improved during the first quarter of 2021, the impact of the COVID-19 pandemic continues to create uncertainty about the future economic environment. As a result, we updated our three Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at March 31, 2021. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario and lower equal weights placed on the Upside and Alternative Downside scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at March 31, 2021. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL.
In the Central scenario, Gross Domestic Product ("GDP") restarts the expansion in 2021 under the assumption that new COVID-19 infections slow down as more people are vaccinated, and the latest stimulus bill boosts near-term economic growth. With a strong economic recovery, the unemployment rate continues on its downward trend, while demand for housing continues to drive the residential housing market to carry its growth momentum in 2021. Commercial real estate prices, however, continue to remain depressed, driven by adjustments induced by the pandemic. In the financial markets, growth in financial asset prices remains moderate, the federal funds rate remains at the current near-zero level for the next two years, and the 10-year U.S. Treasury yield, which has recently experienced some increase, continues to climb modestly.
In the Upside scenario, the economy is expected to grow at a faster pace than in the Central scenario. As a result, the unemployment rate falls faster than in the Central scenario and, with increasing mobility, the commercial real estate index starts

HSBC USA Inc.
to recover in the second half of 2021. In this scenario, the equity price index climbs with strong momentum, and overall optimism drives the 10-year U.S. Treasury yield to a level that is significantly higher than in the Central Scenario.
In the Downside scenario, the re-opening of the economy is delayed due to a slow vaccine rollout and the economic recovery is quite anemic, with the unemployment rate reversing its downward trend and remaining at a high level. In this scenario, the residential housing market slowly loses its momentum due to weakness in the labor market and the commercial real estate market suffers a heavier blow than the residential housing market. The equity price index in this scenario loses about half of its value by the end of 2022, driven by an overall erosion of consumer and business sentiments, and the Federal Reserve Board ("FRB") keeps its policy rate at the lowest level for the next two years.
In the Alternative Downside scenario, the U.S. economy re-enters into a recession in the second half of 2021 and stays in for most of 2022. An extended period of economic contraction and stagnation keeps the unemployment rate at a very high level, which pressures residential housing prices to fall further, while at the same time, contracting corporate activities and rising unemployment pushes the commercial real estate market into a severe downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high in 2021, widening corporate credit spreads substantially, and flight to safe haven assets pushes the 10-year U.S. Treasury yield to near-zero levels in 2022.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at March 31, 2021 and December 31, 2020:

	For the Quarter Ended
	June 30, 2021		December 31, 2021	June 30, 2022	December 31, 2022
Unemployment rate (quarterly average):
Forecast at March 31, 2021	6.0%		5.5%	4.9%	4.4%
Forecast at December 31, 2020	6.8		6.2	5.9	5.4
GDP growth rate (year-over-year):
Forecast at March 31, 2021	11.0	(1)	4.3	3.7	3.0
Forecast at December 31, 2020	9.2	(1)	5.3	3.1	1.8

(1)Represents the change in forecasted GDP for the quarter ended June 30, 2021 relative to the GDP for the quarter ended June 30, 2020. The GDP year-over-year growth rate for the quarter ended June 30, 2020 was a decline of 9.0 percent.
In addition to the updates to the economic scenarios, we decreased the management judgment allowance on our commercial loan portfolio for risk factors associated with economic uncertainty relating to the impact of COVID-19 that are not fully captured in the models. We also decreased the management judgment allowance on our consumer loan portfolio for risk factors primarily associated with forbearance accounts that are not fully captured in the models.
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
The circumstances around the COVID-19 pandemic are evolving and will continue to impact our business and our allowance for credit losses in future periods. The details of how various U.S. Government actions will impact our customers and therefore the impact on our allowance for credit losses remains uncertain. We will continue to monitor the COVID-19 situation closely and will continue to adapt our Consensus Economic Scenarios approach as necessary to reflect management's current view of forecasted economic conditions.

HSBC USA Inc.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	March 31, 2021	December 31, 2020
	(in millions)
Allowance for credit losses:
Loans	$853	$1,015
Securities held-to-maturity(1)	2	2
Other financial assets measured at amortized cost(2)	2	2
Securities available-for-sale(1)	1	1
Total allowance for credit losses	$858	$1,020

Liability for off-balance sheet credit exposures	$155	$237

(1)See Note 4, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three months ended March 31, 2021 and 2020:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended March 31, 2021
Allowance for credit losses – beginning of period	$145	$375	$287	$7	$(9)	$22	$161	$27	$1,015
Provision charged (credited) to income	(25)	(53)	(65)	—	(2)	(3)	(1)	4	(145)
Charge-offs	—	(2)	—	—	(1)	—	(18)	(4)	(25)
Recoveries	—	1	—	—	3	2	2	—	8
Net (charge-offs) recoveries	—	(1)	—	—	2	2	(16)	(4)	(17)
Allowance for credit losses – end of period	$120	$321	$222	$7	$(9)	$21	$144	$27	$853

Three Months Ended March 31, 2020
Allowance for credit losses – beginning of period	$153	$239	$106	$9	$12	$6	$105	$7	$637
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses(1)	(112)	(60)	51	(5)	(86)	7	32	3	(170)
Allowance for credit losses – beginning of period, adjusted	41	179	157	4	(74)	13	137	10	467
Provision charged (credited) to income	51	213	110	1	30	3	95	9	512
Charge-offs	—	(12)	(19)	—	1	(2)	(22)	(2)	(56)
Recoveries	—	2	—	—	2	2	2	—	8
Net (charge-offs) recoveries	—	(10)	(19)	—	3	—	(20)	(2)	(48)
Allowance for credit losses – end of period	$92	$382	$248	$5	$(41)	$16	$212	$17	$931

(1)See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2020 Form 10-K for additional discussion.

HSBC USA Inc.
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three months ended March 31, 2021 and 2020:

Three Months Ended March 31,	2021	2020
	(in millions)
Balance at beginning of period	$237	$104
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses(1)	—	54
Balance at beginning of period, adjusted	237	158
Provision charged (credited) to income	(82)	213
Balance at end of period	$155	$371

(1)See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2020 Form 10-K for additional discussion
Accrued Interest Receivables The following table summarizes accrued interest receivables associated with financial assets carried at amortized cost and securities available-for-sale along with the related allowance for credit losses, which are reported net in other assets on the consolidated balance sheet. These accrued interest receivables are excluded from the amortized cost basis disclosures presented elsewhere in these financial statements, including Note 4, "Securities," and Note 5, "Loans."

	March 31, 2021	December 31, 2020
	(in millions)
Accrued interest receivables:
Loans	$137	$140
Securities held-to-maturity	20	23
Other financial assets measured at amortized cost	1	1
Securities available-for-sale	90	100
Total accrued interest receivables	248	264
Allowance for credit losses	2	2
Accrued interest receivables, net	$246	$262
During the three months ended March 31, 2021 and 2020, we charged-off accrued interest receivables by reversing interest income for loans of nil and $1 million, respectively.

7. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Commercial loans:
Real estate, including construction	$—	$10
Global banking	256	119
Total commercial	256	129
Consumer loans:
Residential mortgages	95	208
Total consumer	95	208
Total loans held for sale	$351	$337
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $83 million and $36 million at March 31, 2021 and December 31, 2020, respectively. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $173 million and $93 million at March 31, 2021 and December 31, 2020, respectively. During

HSBC USA Inc.
both the three months ended March 31, 2021 and 2020, we recorded no lower of amortized cost or fair value adjustments on commercial loans held for sale.
Consumer Loans Included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income in the consolidated statement of income (loss).
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for agency-eligible residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income in the consolidated statement of income (loss), was a gain of $2 million during the three months ended March 31, 2021 compared with a loss of $3 million during the three months ended March 31, 2020.
Valuation Allowances Excluding the commercial loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was nil at both March 31, 2021 and December 31, 2020. The valuation allowance on commercial loans held for sale was $1 million at both March 31, 2021 and December 31, 2020.

8. Goodwill

Goodwill was $458 million at both March 31, 2021 and December 31, 2020. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. During the first quarter of 2021, there were no events or changes in circumstances to indicate that it is more likely than not the fair value of our Commercial Banking reporting unit has reduced below its carrying amount.
During the first quarter of 2020, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic and its impact on our businesses including changes to the interest rate environment as a result of FRB actions to combat the economic effects of the virus, we performed an interim impairment test of goodwill and determined that the fair value of our Commercial Banking reporting unit exceeded its carrying value, including goodwill. However, the cash flow projections for our Retail Banking and Wealth Management and our Private Banking reporting units were significantly lower than previous estimates which, in conjunction with valuation estimates under a market approach and in consideration of a challenging macroeconomic outlook, resulted in a fair value that was significantly lower than their book values, including goodwill. As a result, we recorded a non-cash impairment charge of $784 million in the first quarter of 2020, representing the entire amount of goodwill previously allocated to these reporting units. Beginning in the second quarter of 2020, our Retail Banking and Wealth Management and our Private Banking reporting units are being reported together within a newly created Wealth and Personal Banking segment for segment reporting purposes.

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

HSBC USA Inc.

	March 31, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$—	$39	$—	$—
Bilateral OTC(2)	5	5	—	2
Interest rate contracts	5	44	—	2
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	51	—	—	53
Total derivatives accounted for as hedges	56	44	—	55
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	7	4	14	9
OTC-cleared(2)	89	—	—	58
Bilateral OTC(2)	3,524	3,258	6,584	6,555
Interest rate contracts(4)	3,620	3,262	6,598	6,622
OTC-cleared (2)	45	—	168	—
Bilateral OTC(2)	15,671	14,694	18,299	18,549
Foreign exchange contracts	15,716	14,694	18,467	18,549
Equity contracts - bilateral OTC(2)	2,685	2,843	4,009	4,200
Exchange-traded(2)	14	—	—	28
Bilateral OTC(2)	1,363	1,228	1,323	1,550
Precious metals contracts	1,377	1,228	1,323	1,578
Credit contracts - bilateral OTC(2)	339	178	367	233
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	55	3	89	1
Foreign exchange contracts - bilateral OTC(2)	—	1	—	1
Equity contracts - bilateral OTC(2)	1,772	51	1,607	91
OTC-cleared(2)	—	—	—	14
Bilateral OTC(2)	—	49	—	50
Credit contracts	—	49	—	64
Other contracts - bilateral OTC(2)(5)	7	57	8	67
Total derivatives	25,627	22,410	32,468	31,461
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(6)(8)	18,641	18,641	25,537	25,537
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(7)(8)	4,360	1,953	4,079	3,377
Net amounts of derivative assets / liabilities presented in the balance sheet	2,626	1,816	2,852	2,547
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	561	88	817	691
Net amounts of derivative assets / liabilities	$2,065	$1,728	$2,035	$1,856

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
(4)The decreases in interest rate derivative assets and liabilities at March 31, 2021 primarily reflects reduced positions driven by the exit or transfer of certain contracts as part of our Restructuring Plan. See Note 2, "Strategic Initiatives," for additional information.
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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at March 31, 2021 and December 31, 2020, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At March 31, 2021
Securities available-for-sale ("AFS")	$7,952	$53	$703	$756
Deposits	3,640	140	—	140
Long-term debt	3,636	(40)	176	136
At December 31, 2020
Securities AFS	7,966	681	738	1,419
Deposits	5,214	214	—	214
Long-term debt	2,227	242	(15)	227

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended March 31, 2021
Interest rate contracts / Securities AFS	Net interest income	$574	$(547)
Interest rate contracts / Deposits	Net interest income	(43)	29
Interest rate contracts / Long-term debt	Net interest income	(77)	67
Total		$454	$(451)

Three Months Ended March 31, 2020
Interest rate contracts / Securities AFS	Net interest income	$(1,156)	$1,178
Interest rate contracts / Deposits	Net interest income	120	(146)
Interest rate contracts / Long-term debt	Net interest income	177	(229)
Total		$(859)	$803
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with a qualifying cash flow hedge are recognized in other comprehensive income. When the cash flows being hedged materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income ("AOCI") is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is discontinued because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in AOCI unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings.
At March 31, 2021, active cash flow hedge relationships extend or mature through March 2024. During the three months ended March 31, 2021, $1 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $6 million during the three months ended March 31, 2020. During the next twelve months, we expect to amortize $4 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their locations on the consolidated statement of income (loss):

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2021	2020		2021	2020
	(in millions)
Three Months Ended March 31,
Foreign exchange contracts	$(1)	$—	Net interest income	$—	$—
Interest rate contracts	(16)	113	Net interest income	(1)	(6)
Total	$(17)	$113		$(1)	$(6)

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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2021	2020
		(in millions)
Interest rate contracts	Trading revenue	$429	$17
Foreign exchange contracts	Trading revenue	116	(665)
Equity contracts	Trading revenue	(279)	1,257
Precious metals contracts	Trading revenue	(80)	160
Credit contracts	Trading revenue	215	(657)
Total		$401	$112
The significant gains and losses recognized in trading revenue on derivatives during the three months ended March 31, 2020 primarily reflects the impact of market volatility driven by the COVID-19 pandemic.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2021	2020
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(117)	$250
Interest rate contracts	Other income	2	(3)
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	(2)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	486	(1,698)
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	37
Credit contracts	Other income	(6)	51
Other contracts(1)	Other income	2	11
Total		$367	$(1,354)

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at March 31, 2021 was $198 million, for which we had posted collateral of $113 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2020 was $221 million, for which we had posted collateral of $67 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$17	$35

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2021	December 31, 2020
	(in millions)
Interest rate:
Futures and forwards	$24,317	$37,098
Swaps	299,206	406,609
Options written	20,766	33,269
Options purchased	22,579	32,427
Total interest rate	366,868	509,403
Foreign exchange:
Swaps, futures and forwards	1,132,775	1,195,449
Options written	36,859	53,200
Options purchased	37,250	53,595
Spot	40,632	57,040
Total foreign exchange	1,247,516	1,359,284
Commodities, equities and precious metals:
Swaps, futures and forwards	62,759	54,458
Options written	10,340	17,078
Options purchased	19,783	27,083
Total commodities, equities and precious metals	92,882	98,619
Credit derivatives	43,387	52,611
Other contracts(1)	1,177	1,216
Total	$1,751,830	$2,021,133

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

10. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain student loans held for investment, certain fixed-rate long-term debt issuances and all of our hybrid instruments, including structured notes and deposits. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income, changes in the fair value of fair value option assets and liabilities as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives are reported in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. We also elected to apply FVO accounting to certain student loans held for investment. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are

HSBC USA Inc.
summarized in the table below. At March 31, 2021 and December 31, 2020, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At March 31, 2021
Student loans held for investment	$30	$32	$(2)
Commercial loans held for sale	83	83	—
Fixed rate long-term debt	933	741	192
Hybrid instruments:
Structured deposits	3,765	3,448	317
Structured notes	8,937	7,413	1,524
At December 31, 2020
Student loans held for investment	$32	$34	$(2)
Commercial loans held for sale	36	36	—
Fixed rate long-term debt	1,030	741	289
Hybrid instruments:
Structured deposits	4,155	3,844	311
Structured notes	9,695	8,332	1,363

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the three months ended March 31, 2021 and 2020:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2021
Interest rate and other components(1)	$—	$100	$(452)	$(352)
Credit risk component(2)	1	—	—	1
Total mark-to-market on financial instruments designated at fair value	1	100	(452)	(351)
Mark-to-market on related derivatives	—	(108)	468	360
Net realized gain on related long-term debt derivatives	—	9	—	9
Gain (loss) on instruments designated at fair value and related derivatives	$1	$1	$16	$18

Three Months Ended March 31, 2020
Interest rate and other components(1)	$—	$(134)	$1,579	$1,445
Credit risk component(2)(3)	(54)	—	—	(54)
Total mark-to-market on financial instruments designated at fair value	(54)	(134)	1,579	1,391
Mark-to-market on related derivatives	37	150	(1,606)	(1,419)
Net realized gain on related long-term debt derivatives	—	6	—	6
Gain (loss) on instruments designated at fair value and related derivatives	$(17)	$22	$(27)	$(22)

(1)As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.
(2)The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income.
(3)During the three months ended March 31, 2020, the loss in the credit risk component for loans and loans held for sale was attributable to the widening of credit spreads associated with certain commercial loans held for sale which were impacted by the COVID-19 pandemic.

HSBC USA Inc.
11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income balances:

Three Months Ended March 31,	2021	2020
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$750	$(116)
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax of $1 million(1)	—	2
Balance at beginning of period, adjusted	750	(114)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(195) million and $245 million, respectively	(613)	775
Reclassification adjustment for gains realized in net income (loss), net of tax of $(7) million and $(7) million, respectively(2)	(22)	(21)
Provision for credit losses realized in net income (loss), net of tax of nil and less than $1 million, respectively(3)	—	1
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $1 million and $1 million, respectively(4)	4	3
Total other comprehensive income (loss) for period	(631)	758
Balance at end of period	119	644
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	15	(9)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(3) million and $128 million, respectively	(10)	407
Total other comprehensive income (loss) for period	(10)	407
Balance at end of period	5	398
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(79)	(151)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(4) million and $28 million, respectively	(13)	85
Reclassification adjustment for losses realized in net income (loss), net of tax of less than $1 million and $1 million, respectively(5)	1	5
Total other comprehensive income (loss) for period	(12)	90
Balance at end of period	(91)	(61)
Pension and postretirement benefit liability:
Balance at beginning and end of period	(7)	(3)
Total accumulated other comprehensive income at end of period	$26	$978

(1)See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2020 Form 10-K for additional discussion.
(2)Amount reclassified to net income (loss) is included in other securities gains, net in our consolidated statement of income (loss).
(3)Changes in the allowance for credit losses on securities available-for-sale are included in the provision for credit losses in our consolidated statement of income (loss).
(4)Amount amortized to net income (loss) is included in interest income in our consolidated statement of income (loss). During 2014, we transferred securities from available-for-sale to held-to-maturity. At the date of transfer, AOCI included net pretax unrealized losses related to the transferred securities which are being amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.
(5)Amount reclassified to net income (loss) is included in net interest income in our consolidated statement of income (loss).

HSBC USA Inc.
12. Pension and Other Postretirement Benefits

Defined Benefit Pension Plan The following table reflects the portion of pension expense and its related components of the combined HSBC North America Pension Plan (either the "HSBC North America Pension Plan" or the "Plan") which has been allocated to us and is recorded in our consolidated statement of income (loss). We have not been allocated any portion of the Plan's net pension asset.

Three Months Ended March 31,	2021	2020
	(in millions)
Interest cost on projected benefit obligation	$10	$12
Expected return on plan assets	(15)	(19)
Amortization of net actuarial loss	—	2
Administrative costs	1	1
Pension (income) expense	$(4)	$(4)
Postretirement Plans Other Than Pensions  Certain employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover all eligible employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits. Net periodic postretirement benefit cost was less than $1 million during both the three months ended March 31, 2021 and 2020.

13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three months ended March 31, 2021 and 2020. See Note 22, "Fee Income from Contracts with Customers," in our 2020 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2020.

Three Months Ended March 31,	2021	2020
	(in millions)
Credit card fees, net	$10	$11
Trust and investment management fees	29	31
Other fees and commissions:
Account services	70	61
Credit facilities	83	73
Other fees	12	17
Total other fees and commissions	165	151
Servicing and other fees from HSBC affiliates	83	88
Insurance(1)	1	2
Total fee income from contracts with customers	288	283
Other non-fee revenues	96	104
Total other revenues(2)	$384	$387

(1)Included within other income in the consolidated statement of income (loss).
(2)See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $18 million and $22 million during the three months ended March 31, 2021 and 2020, respectively. Credit card rewards program costs totaled $11 million and $13 million during the three months ended March 31, 2021 and 2020, respectively.

HSBC USA Inc.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million at both March 31, 2021 and December 31, 2020. We expect to recognize this revenue over a remaining period of one year or less.
Other than trust and investment management fees as discussed in our 2020 Form 10-K, we do not use significant judgments in the determination of the amount and timing of fee income from contracts with customers. Additionally, costs to obtain or fulfill contracts with customers were immaterial.

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

	March 31, 2021	December 31, 2020
	(in millions)
Assets:
Cash and due from banks	$607	$516
Interest bearing deposits with banks	104	187
Securities purchased under agreements to resell(1)	724	3,941
Trading assets	98	314
Loans	1,652	1,100
Other(2)	402	319
Total assets	$3,587	$6,377
Liabilities:
Deposits	$15,943	$15,163
Trading liabilities(3)	44	2,375
Short-term borrowings	660	270
Long-term debt	3,528	2,878
Other(2)	269	268
Total liabilities	$20,444	$20,954

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.
(3)The decrease in trading liabilities at March 31, 2021 primarily reflects a decrease in borrowing of gold inventory from HSBC Bank plc to support client activity levels.

HSBC USA Inc.

Three Months Ended March 31,	2021	2020
	(in millions)
Income (Expense):
Interest income	$7	$26
Interest expense	(73)	(120)
Net interest expense	(66)	(94)
Trading revenue (expense)	131	(261)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	48	47
HSBC Markets (USA) Inc. ("HMUS")	22	24
Other HSBC affiliates	13	17
Total servicing and other fees from HSBC affiliates	83	88
Gain (loss) on instruments designated at fair value and related derivatives	468	(1,606)
Support services from HSBC affiliates:
HTSU	(244)	(263)
HMUS	(28)	(27)
Other HSBC affiliates	(95)	(92)
Total support services from HSBC affiliates	(367)	(382)
Rental income from HSBC affiliates, net(1)	13	12
Stock based compensation expense(2)	(6)	(6)

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
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At March 31, 2021 and December 31, 2020, long-term debt with affiliates reflected $3.5 billion and $2.9 billion, respectively, of borrowings from HSBC North America. During the first quarter of 2021, $850 million of these borrowings were repaid. The remaining outstanding balances include:
•$2.0 billion of fixed-rate senior debt which matures in September 2025; and
•$1.5 billion of fixed-rate senior debt which was issued during the first quarter of 2021 and matures in June 2030.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. There was no outstanding balance under this credit facility at either March 31, 2021 or December 31, 2020.
We have also incurred short-term borrowings with certain affiliates. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2021 and December 31, 2020, we had the following loan balances outstanding with HSBC affiliates:

	March 31, 2021	December 31, 2020
	(in millions)
HMUS and subsidiaries	$1,591	$1,088
Other short-term affiliate lending	61	12
Total loans	$1,652	$1,100
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $11.6 billion and $12.0 billion at March 31, 2021 and December 31, 2020, respectively, of which $1.6 billion and $1.1 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.

HSBC USA Inc.
We have extended lines of credit to various other HSBC affiliates totaling $3.9 billion and $4.7 billion which did not have any outstanding balances at either March 31, 2021 or December 31, 2020.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At March 31, 2021 and December 31, 2020, there were $61 million and $12 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $835.0 billion and $923.6 billion at March 31, 2021 and December 31, 2020, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $110 million and $66 million at March 31, 2021 and December 31, 2020, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
As discussed further in Note 2, "Strategic Initiatives," during the first quarter of 2021, we continued to transfer certain interest rate derivative contracts to HSBC Bank plc as part of our Restructuring Plan.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 23, "Related Party Transactions," in our 2020 Form 10-K. There have been no significant changes in these activities since December 31, 2020.
Other Transactions with HSBC Affiliates:
At both March 31, 2021 and December 31, 2020, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 18, "Preferred Stock," in our 2020 Form 10-K for additional details.

15. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB") which was created in 2020 and is discussed further below, Commercial Banking ("CMB"), Global Banking and Markets ("GBM") and a Corporate Center ("CC").
We previously announced as part of our Restructuring Plan that we combined our Retail Banking and Wealth Management ("RBWM") and Private Banking ("PB") businesses to create a single WPB business. During the second quarter of 2020, we implemented a change to our internal management reporting to report what was historically RBWM and PB together within the newly created WPB segment and, as a result, we have aligned our segment reporting to reflect this change for all periods presented.
During the second quarter of 2020, we also implemented a change to our internal management reporting to allocate Markets Treasury, which was historically reported within the CC segment, to the WPB, CMB and GBM businesses to better align the revenue and expense to the businesses generating or utilizing this activity. As a result, we have aligned our segment reporting to reflect this change for all periods presented.

HSBC USA Inc.
The following tables summarize the impact of these changes on reported segment profit (loss) before tax, total assets and total deposits as of and for the three months ended March 31, 2020:

	As Previously Reported	After Reporting Changes
	(in millions)
Segment profit (loss) before tax during the three months ended March 31, 2020:
RBWM	$(546)	NR
WPB	NR	$(869)
CMB	(3)	(2)
GBM	43	45
PB	(323)	NR
CC	(169)	(172)

Segment total assets at March 31, 2020:
RBWM	$18,954	NR
WPB	NR	$58,246
CMB	31,540	42,882
GBM	114,802	165,838
PB	7,159	NR
CC	97,154	2,643

Segment total deposits at March 31, 2020:
RBWM	$39,083	NR
WPB	NR	$48,800
CMB	32,309	32,844
GBM	40,417	42,671
PB	8,201	NR
CC	4,305	—

NR Not Reported
There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2020 Form 10-K.
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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2020 Form 10-K.
A summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 24, "Business Segments," in our 2020 Form 10-K. There have been no significant changes since December 31, 2020 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	WPB	CMB	GBM	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2021
Net interest income (expense)	$209	$190	$95	$(1)	$493	$4	$34	$531
Other operating income	87	66	246	11	410	5	(31)	384
Total operating income	296	256	341	10	903	9	3	915
Expected credit losses / provision for credit losses	(2)	(38)	(51)	—	(91)	(136)	—	(227)
	298	294	392	10	994	145	3	1,142
Operating expenses	287	150	201	31	669	10	3	682
Profit (loss) before income tax	$11	$144	$191	$(21)	$325	$135	$—	$460
Balances at end of period:
Total assets	$63,747	$44,170	$110,524	$1,508	$219,949	$(25,093)	$—	$194,856
Total loans, net	24,513	22,785	11,676	—	58,974	(1,367)	3,066	60,673
Goodwill	—	358	—	—	358	100	—	458
Total deposits	49,578	42,874	48,687	—	141,139	(4,472)	11,915	148,582

Three Months Ended March 31, 2020
Net interest income (expense)	$232	$210	$90	$(13)	$519	$3	$(18)	$504
Other operating income (expense)	74	58	263	(24)	371	(4)	20	387
Total operating income (expense)	306	268	353	(37)	890	(1)	2	891
Expected credit losses / provision for credit losses	140	123	116	—	379	347	—	726
	166	145	237	(37)	511	(348)	2	165
Operating expenses	1,035	147	192	135	1,509	94	2	1,605
Profit (loss) before income tax	$(869)	$(2)	$45	$(172)	$(998)	$(442)	$—	$(1,440)
Balances at end of period:
Total assets	$58,246	$42,882	$165,838	$2,643	$269,609	$(64,532)	$—	$205,077
Total loans, net	24,478	30,615	23,562	—	78,655	(4,596)	6,738	80,797
Goodwill	—	358	—	—	358	100	—	458
Total deposits	48,800	32,844	42,671	—	124,315	(7,066)	19,474	136,723

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

HSBC USA Inc.
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:(4)
HSBC USA	$16,154	4.5%	(2)	15.1%	$15,891	4.5%	(2)	14.5%
HSBC Bank USA	18,374	6.5		17.2	18,180	6.5		16.4
Tier 1 capital ratio:(4)
HSBC USA	17,419	6.0		16.2	17,156	6.0		15.6
HSBC Bank USA	20,874	8.0		19.6	20,680	8.0		18.7
Total capital ratio:(4)
HSBC USA	20,080	10.0		18.7	20,680	10.0		18.8
HSBC Bank USA	23,314	10.0		21.8	23,303	10.0		21.1
Tier 1 leverage ratio:
HSBC USA	17,419	4.0	(2)	8.8	17,156	4.0	(2)	8.6
HSBC Bank USA	20,874	5.0		10.5	20,680	5.0		10.3
Supplementary leverage ratio ("SLR"):
HSBC USA	17,419	3.0	(3)	8.3	17,156	3.0	(3)	7.8
HSBC Bank USA	20,874	3.0	(3)	9.9	20,680	3.0	(3)	9.3
Risk-weighted assets:(4)(5)
HSBC USA	107,232				109,809
HSBC Bank USA	106,758				110,682
Adjusted quarterly average assets:(6)
HSBC USA	197,127				198,698
HSBC Bank USA	198,580				200,026
Total leverage exposure:(7)
HSBC USA	209,808				221,216
HSBC Bank USA	210,105				221,334

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
(4)During the first quarter of 2021, it was determined that certain collateral did not qualify for risk-weighted asset reduction purposes under U.S. capital rules. As a result, reported risk-weighted assets were understated and reported Common equity Tier 1 capital, Tier 1 capital and Total capital ratios were overstated at HSBC USA and HSBC Bank USA at December 31, 2020. We have revised December 31, 2020 amounts to conform to the current period presentation. The following table summarizes the impact of this change on reported risk-weighted assets and capital ratios as of December 31, 2020:

	December 31, 2020
	As Previously Reported		As Revised
	HSBC USA	HSBC Bank USA	HSBC USA	HSBC Bank USA
	(in millions)
Common equity Tier 1 ratio	14.7%	17.2%	14.5%	16.4%
Tier 1 capital ratio	15.9%	19.6%	15.6%	18.7%
Total capital ratio	19.2%	22.0%	18.8%	21.1%
Risk-weighted assets	$107,808	$105,681	$109,809	$110,682

HSBC USA Inc.
(5)Calculated using the generally-applicable Standardized Approach.
(6)Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.
(7)Represents the SLR denominator which includes adjusted quarterly average assets plus certain off-balance sheet exposures.
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
Also in response to the COVID-19 pandemic, the federal banking agencies issued final rules that permitted intermediate holding companies, such as HSBC North America, and depository institutions, such as HSBC Bank USA, to temporarily exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the denominator of their SLR. The rules were designed to allow banking institutions to expand their balance sheets to accommodate increased customer deposits while continuing to provide credit to companies and households. These changes took effect in 2020 and expired on April 1, 2021.

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

HSBC USA Inc.
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at March 31, 2021 and December 31, 2020 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	March 31, 2021		December 31, 2020
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$75	$—	$79	$—
Interest, taxes and other liabilities	—	3	—	9
Subtotal	75	3	79	9
Venture debt financing entity:
Loans	8	—	10	—
Interest, taxes and other liabilities	—	2	—	1
Subtotal	8	2	10	1
Total	$83	$5	$89	$10
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
Venture debt financing entity HSBC USA has organized and provided equity financing to HSBC Ventures USA Inc. ("HSBC Ventures"), an entity designed to provide debt financing to venture capital-backed companies generally in the form of term or revolving loans, or loan commitments. Given the generally early stage and development of the companies, the loans are typically collateralized by all of the company's assets and intellectual property, or by specific items such as receivables or equipment. The loan terms may, at times, also include warrants for company stock granting HSBC Ventures a share of the financial returns in case of a positive realization event. HSBC USA also provides debt financing to HSBC Ventures in the form of loans on an as-needed basis. HSBC Ventures is a VIE because it does not have sufficient equity investment at risk to finance its activities. As the sole investor, HSBC USA is considered to be the primary beneficiary because it has the obligation to absorb losses and the right to receive benefits that could be potentially significant to HSBC Ventures. As a result, we consolidate HSBC Ventures and report the third party loans and warrants, if any, on our consolidated balance sheet.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at March 31, 2021 and December 31, 2020:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At March 31, 2021
Limited partnership investments	$4,713	$676	$330	$676
At December 31, 2020
Limited partnership investments	$4,266	$629	$285	$629

HSBC USA Inc.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at March 31, 2021 and December 31, 2020. Following the table is a description of the various arrangements.

	March 31, 2021		December 31, 2020
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$91	$15,963	$144	$19,500
Financial standby letters of credit, net of participations(3)(4)	—	5,832	—	5,703
Performance standby letters of credit, net of participations(3)(4)	—	2,865	—	2,842
Total	$91	$24,660	$144	$28,045

(1)Includes $13,448 million and $13,550 million of notional issued for the benefit of HSBC affiliates at March 31, 2021 and December 31, 2020, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,834 million and $1,836 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at March 31, 2021 and December 31, 2020, respectively.
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

HSBC USA Inc.
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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$91	$15,963	$144	$19,500
Buy-protection credit derivative positions	67	27,424	(74)	33,111
Net position(1)	$158	$11,461	$70	$13,611

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $44 million at both March 31, 2021 and December 31, 2020. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $17 million and $32 million at March 31, 2021 and December 31, 2020, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at March 31, 2021 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.6	$8,767	$2,290	$11,057
Index credit derivatives	3.3	1,062	3,612	4,674
Total return swaps	5.6	51	181	232
Subtotal		9,880	6,083	15,963
Standby Letters of Credit(2)	1.2	6,479	2,218	8,697
Total		$16,359	$8,301	$24,660

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation described in Note 29, "Litigation and Regulatory Matters" in our 2020 Form 10-K. Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders.
In 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $57 million and $67 million at March 31, 2021 and December 31, 2020, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 9, "Derivative Financial Instruments," for further information.
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
Lease Obligations We are obligated under a number of noncancellable operating leases for premises and equipment. See Note 11, "Leases," in our 2020 Form 10-K, for a full discussion of our leases, including a maturity analysis of our operating lease liabilities.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at March 31, 2021 and December 31, 2020.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $4 million and $3 million at March 31, 2021 and December 31, 2020, respectively. Our repurchase

HSBC USA Inc.
liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at March 31, 2021. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 29, "Litigation and Regulatory Matters," in our 2020 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $3.0 billion and $3.1 billion at March 31, 2021 and December 31, 2020, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Interest bearing deposits with banks(1)	$1,138	$2,158
Trading assets(2)	1,115	1,265
Securities available-for-sale(3)	8,781	8,652
Securities held-to-maturity(3)	917	1,076
Loans(4)	18,938	18,146
Other assets(5)	1,566	2,352
Total	$32,455	$33,649

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $2,821 million and $2,077 million at March 31, 2021 and December 31, 2020, respectively. The fair value of trading assets that could be sold or repledged was $1,115 million and $1,265 million at March 31, 2021 and December 31, 2020, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $7,019 million and $41,447 million at March 31, 2021 and December 31, 2020, respectively. Of this collateral, $6,619 million and $41,047 million could be sold or repledged at March 31, 2021 and December 31, 2020, respectively, of which $1,046 million and $4,063 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
principal amount loaned. The market value of the collateral subject to the resale and repurchase agreements is regularly monitored, and additional collateral is obtained or provided when appropriate, to ensure appropriate collateral coverage of these secured financing transactions.
The following table provides information about resale and repurchase agreements that are subject to offset at March 31, 2021 and December 31, 2020:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At March 31, 2021
Assets:
Securities purchased under resale agreements	$7,190	$3,430	$3,760	$3,687	$10	$63
Liabilities:
Securities sold under repurchase agreements	$5,147	$3,430	$1,717	$1,654	$62	$1

At December 31, 2020
Assets:
Securities purchased under resale agreements	$41,382	$5,636	$35,746	$35,746	$—	$—
Liabilities:
Securities sold under repurchase agreements	$7,401	$5,636	$1,765	$1,762	$—	$3

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at March 31, 2021 and December 31, 2020:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At March 31, 2021
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$324	$1,928	$2,895	$—	$—	$5,147

At December 31, 2020
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$4,091	$2,810	$500	$—	$—	$7,401

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income (loss).

	Fair Value Measurements on a Recurring Basis
March 31, 2021	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,616	$79	$—	$2,695	$—	$2,695
Asset-backed securities:
Collateralized debt obligations	—	66	—	66	—	66
Residential mortgages	—	—	24	24	—	24
Student loans	—	63	—	63	—	63
Debt securities issued by foreign entities	8,155	12	—	8,167	—	8,167
Equity securities	7,750	—	—	7,750	—	7,750
Precious metals trading	—	4,497	—	4,497	—	4,497
Derivatives:(1)
Interest rate contracts	7	3,670	3	3,680	—	3,680
Foreign exchange contracts	—	15,752	15	15,767	—	15,767
Equity contracts	—	3,991	466	4,457	—	4,457
Precious metals contracts	14	1,363	—	1,377	—	1,377
Credit contracts	—	289	50	339	—	339
Other contracts(2)	—	—	7	7	—	7
Derivatives netting	—	—	—	—	(23,001)	(23,001)
Total derivatives	21	25,065	541	25,627	(23,001)	2,626
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	15,091	16,417	—	31,508	—	31,508
Asset-backed securities:
Home equity	—	—	25	25	—	25
Other	—	—	105	105	—	105
Debt securities issued by foreign entities	2,947	74	—	3,021	—	3,021
Loans(4)	—	30	—	30	—	30
Loans held for sale(4)	—	83	—	83	—	83
Other assets:
Mortgage servicing rights	—	—	11	11	—	11
Equity securities	—	145	—	145	—	145
Equity securities measured at net asset value(5)	—	—	—	137	—	137
Total assets	$36,580	$46,531	$706	$83,954	$(23,001)	$60,953
Liabilities:
Domestic deposits(4)	$—	$3,166	$599	$3,765	$—	$3,765
Trading liabilities, excluding derivatives	655	—	—	655	—	655
Derivatives:(1)
Interest rate contracts	5	3,303	1	3,309	—	3,309
Foreign exchange contracts	—	14,678	17	14,695	—	14,695
Equity contracts	—	2,470	424	2,894	—	2,894
Precious metals contracts	—	1,228	—	1,228	—	1,228
Credit contracts	—	222	5	227	—	227
Other contracts(2)	—	—	57	57	—	57
Derivatives netting	—	—	—	—	(20,594)	(20,594)
Total derivatives	5	21,901	504	22,410	(20,594)	1,816
Long-term debt(4)	—	9,384	486	9,870	—	9,870
Total liabilities	$660	$34,451	$1,589	$36,700	$(20,594)	$16,106

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2020	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$5,145	$192	$—	$5,337	$—	$5,337
Asset-backed securities:
Collateralized debt obligations	—	63	—	63	—	63
Residential mortgages	—	—	15	15	—	15
Student loans	—	65	—	65	—	65
Debt securities issued by foreign entities	7,953	18	—	7,971	—	7,971
Equity securities	6,043	—	—	6,043	—	6,043
Precious metals trading	—	4,989	—	4,989	—	4,989
Derivatives:(1)
Interest rate contracts	15	6,637	35	6,687	—	6,687
Foreign exchange contracts	—	18,452	15	18,467	—	18,467
Equity contracts	—	5,051	565	5,616	—	5,616
Precious metals contracts	—	1,323	—	1,323	—	1,323
Credit contracts	—	298	69	367	—	367
Other contracts(2)	—	—	8	8	—	8
Derivatives netting	—	—	—	—	(29,616)	(29,616)
Total derivatives	15	31,761	692	32,468	(29,616)	2,852
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,880	12,528	—	35,408	—	35,408
Asset-backed securities:
Home equity	—	—	27	27	—	27
Other	—	—	104	104	—	104
Debt securities issued by foreign entities	1,942	3,191	—	5,133	—	5,133
Loans(4)	—	32	—	32	—	32
Loans held for sale(4)	—	36	—	36	—	36
Other assets:
Mortgage servicing rights	—	—	7	7	—	7
Equity securities	—	149	—	149	—	149
Equity securities measured at net asset value(5)	—	—	—	135	—	135
Total assets	$43,978	$53,024	$845	$97,982	$(29,616)	$68,366
Liabilities:
Domestic deposits(4)	$—	$3,509	$646	$4,155	$—	$4,155
Trading liabilities, excluding derivatives	727	2,312	—	3,039	—	3,039
Derivatives:(1)
Interest rate contracts	9	6,615	1	6,625	—	6,625
Foreign exchange contracts	—	18,597	6	18,603	—	18,603
Equity contracts	—	3,845	446	4,291	—	4,291
Precious metals contracts	28	1,550	—	1,578	—	1,578
Credit contracts	—	291	6	297	—	297
Other contracts(2)	—	—	67	67	—	67
Derivatives netting	—	—	—	—	(28,914)	(28,914)
Total derivatives	37	30,898	526	31,461	(28,914)	2,547
Long-term debt(4)	—	10,277	448	10,725	—	10,725
Total liabilities	$764	$46,996	$1,620	$49,380	$(28,914)	$20,466

(1)Includes trading derivative assets of $2,560 million and $2,801 million and trading derivative liabilities of $1,664 million and $2,358 million at March 31, 2021 and December 31, 2020, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 9, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income, derivative assets and liabilities are recorded at fair value through net income (loss).
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
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2021 and 2020. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2021	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2021	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Residential mortgage asset-backed securities	$15	$9	$—	$—	$—	$—	$—	$—	$24	$9	$—
Derivatives, net:(2)
Interest rate contracts	34	(32)	—	—	—	—	—	—	2	(17)	—
Foreign exchange contracts	9	(11)	—	—	—	—	—	—	(2)	(12)	—
Equity contracts	119	(22)	—	—	—	(54)	—	(1)	42	(32)	—
Credit contracts	63	(17)	—	—	—	(1)	—	—	45	(19)	—
Other contracts(3)	(59)	2	—	—	—	7	—	—	(50)	—	—
Asset-backed securities available-for-sale(4)	131	—	1	—	—	(2)	—	—	130	—	1
Mortgage servicing rights(5)	7	1	—	—	3	—	—	—	11	1	—
Total assets	$319	$(70)	$1	$—	$3	$(50)	$—	$(1)	$202	$(70)	$1
Liabilities:
Domestic deposits(6)	$(646)	$4	$—	$—	$—	$28	$—	$15	$(599)	$8	$—
Long-term debt(6)	(448)	(3)	—	—	(123)	89	(2)	1	(486)	4	—
Total liabilities	$(1,094)	$1	$—	$—	$(123)	$117	$(2)	$16	$(1,085)	$12	$—

HSBC USA Inc.

	Jan. 1, 2020	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2020	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Residential mortgage asset-backed securities	$17	$(1)	$—	$—	$—	$—	$—	$—	$16	$(1)	$—
Corporate and other domestic debt securities	510	(45)	—	—	—	—	—	—	465	(45)	—
Derivatives, net:(2)
Interest rate contracts	10	31	—	—	—	—	—	—	41	31	—
Foreign exchange contracts	(1)	(2)	—	—	—	—	—	—	(3)	(2)	—
Equity contracts	72	(74)	—	—	—	6	—	—	4	12	—
Credit contracts	59	35	—	—	—	4	—	—	98	35	—
Other contracts(3)	(75)	11	—	—	—	6	—	—	(58)	—	—
Asset-backed securities available-for-sale(4)	111	—	5	—	—	—	—	—	116	—	5
Mortgage servicing rights(5)	4	(1)	—	—	1	—	—	—	4	(1)	—
Total assets	$707	$(46)	$5	$—	$1	$16	$—	$—	$683	$29	$5
Liabilities:
Domestic deposits(6)	$(774)	$1	$18	$—	$(36)	$105	$—	$33	$(653)	$—	$18
Long-term debt(6)	(354)	5	10	—	(101)	65	—	4	(371)	4	10
Total liabilities	$(1,128)	$6	$28	$—	$(137)	$170	$—	$37	$(1,024)	$4	$28

(1)Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income (loss).
(2)Level 3 net derivatives included derivative assets of $541 million and derivative liabilities of $504 million at March 31, 2021 and derivative assets of $628 million and derivative liabilities of $546 million at March 31, 2020. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
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
(5)Gain (losses) on mortgage servicing rights are included in other income in the consolidated statement of income (loss).
(6)Excluding unrealized gains (losses) on fair value option liabilities attributable to our own credit spread, which are recorded in other comprehensive income, gains (losses) on fair value option liabilities are included in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at March 31, 2021 and December 31, 2020:

March 31, 2021
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Residential mortgage asset-backed securities	$24	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	7%	N/A
			Conditional default rates	51%	N/A
			Loss severity rates	34%	N/A
			Discount margin	527bps	N/A
Interest rate derivative contracts	$2	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows or option pricing model	Probability to fund for rate lock commitments	36% - 100%	85%
			Likelihood of transaction being executed	90%	N/A
			Interest rate yield curve	8%	N/A
Foreign exchange derivative contracts(2)	$(2)	Option pricing model	Implied volatility of currency pairs	8% - 12%	10%
			Cross-currency basis	(4)bps	N/A
Equity derivative contracts(2)	$42	Option pricing model	Equity / Equity Index volatility	6% - 87%	36%
			Equity / Equity and Equity / Index correlation	36% - 96%	48%
			Equity dividend yields and forward price	(5)% - 1%	0%
Credit derivative contracts	$45	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	96bps - 234bps	102bps
Other derivative contracts	$(50)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.8 years	N/A
Asset-backed securities available-for-sale	$130	Discounted cash flows	Market assumptions related to yields for comparable instruments	2%	N/A
Mortgage servicing rights	$11	Discounted cash flows	Constant prepayment rates	13% - 24%	13%
			Discount rate	9% - 10%	9%
			Estimated annualized costs to service	$72 - $152 per account	$75 per account
Domestic deposits (structured deposits)(2)(3)	$(599)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%	10%
			Equity / Equity Index volatility	8% - 39%	17%
			Equity / Equity and Equity / Index correlation	48% - 66%	57%
Long-term debt (structured notes)(2)(3)	$(486)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 12%	10%
			Equity / Equity Index volatility	8% - 64%	26%
			Equity / Equity and Equity / Index correlation	48% - 96%	88%

HSBC USA Inc.

December 31, 2020
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Residential mortgage asset-backed securities	$15	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	10%	N/A
			Conditional default rates	5%	N/A
			Loss severity rates	65%	N/A
			Discount margin	500bps	N/A
Interest rate derivative contracts	$34	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows or option pricing model	Probability to fund for rate lock commitments	41% - 100%	78%
			Likelihood of transaction being executed	90%	N/A
			Interest rate yield curve	4% - 7%	6%
Foreign exchange derivative contracts(2)	$9	Option pricing model	Implied volatility of currency pairs	9% - 11%	10%
			Cross-currency basis	(9)bps - 40bps	24bps
Equity derivative contracts(2)	$119	Option pricing model	Equity / Equity Index volatility	0% - 67%	27%
			Equity / Equity and Equity / Index correlation	17% - 62%	30%
			Equity dividend yields and forward price	(1)% - 0%	0%
Credit derivative contracts	$63	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	150bps	N/A
Other derivative contracts	$(59)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	2 years	N/A
Asset-backed securities available-for-sale	$131	Discounted cash flows	Market assumptions related to yields for comparable instruments	4%	N/A
Mortgage servicing rights	$7	Discounted cash flows	Constant prepayment rates	17% - 26%	19%
			Discount rate	9% - 10%	9%
			Estimated annualized costs to service	$73 - $157 per account	$76 per account
Domestic deposits (structured deposits)(2)(3)	$(646)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 11%	10%
			Equity / Equity Index volatility	0% - 42%	15%
			Equity / Equity and Equity / Index correlation	43% - 47%	45%
Long-term debt (structured notes)(2)(3)	$(448)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 11%	10%
			Equity / Equity Index volatility	0% - 67%	23%
			Equity / Equity and Equity / Index correlation	32% - 62%	52%

(1)For foreign exchange derivatives, equity derivatives, credit derivatives, structured deposits and structured notes, weighted averages are calculated based on the fair value of the instruments. For all remaining instrument types, weighted averages are calculated based on the notional value of the instruments.
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

HSBC USA Inc.
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
Asset-backed securities available-for-sale - The fair value measurement of certain asset-backed securities is primarily affected by estimated yields which are determined based on current market yields of comparable instruments adjusted for market liquidity. An increase (decrease) in the yields would have resulted in a lower (higher) fair value measurement of the securities.
Mortgage servicing rights - The fair value measurement of mortgage servicing rights is primarily affected by the estimated prepayment rates of the mortgage loans and the discount rates. An increase (decrease) in either of these inputs would have resulted in a lower (higher) fair value measurement of the mortgage servicing rights.
Significant Transfers Into and Out of Level 3 Measurements During the three months ended March 31, 2021, we transferred $15 million of domestic deposits and $1 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.
During the three months ended March 31, 2020, we transferred $33 million of domestic deposits and $4 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) goodwill, lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at March 31, 2021 and December 31, 2020. The gains (losses) during the three months ended March 31, 2021 and 2020 are also included.

	Non-Recurring Fair Value Measurements at March 31, 2021				Total Gains (Losses) For the Three Months Ended March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$23	$—	$23	$—
Consumer loans(2)	—	305	—	305	4
Commercial loans(3)	—	—	226	226	19
Real estate owned(4)	—	1	—	1	—
Total assets at fair value on a non-recurring basis	$—	$329	$226	$555	$23

	Non-Recurring Fair Value Measurements at December 31, 2020				Total Gains (Losses) For the Three Months Ended March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$4	$—	$4	$—
Consumer loans(2)	—	312	—	312	3
Commercial loans held for sale(5)	—	68	—	68	—
Commercial loans(3)	—	—	270	270	(53)
Real estate owned(4)	—	1	—	1	—
Goodwill(6)	—	—	—	—	(784)
Leases(7)	—	—	3	3	(68)
Total assets at fair value on a non-recurring basis	$—	$385	$273	$658	$(902)

(1)At March 31, 2021 and December 31, 2020, the fair value of the loans held for sale was below cost.
(2)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(3)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.
(4)Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.
(5)At December 31, 2020, the fair value of the loans held for sale was below cost.
(6)During the first quarter of 2020, the goodwill allocated to our previously separate RBWM and PB businesses were both written down to $0 million. See Note 8, "Goodwill," in this From 10-Q for further discussion of the results of our goodwill impairment testing, including the events and circumstances leading to the impairments.
(7)During the first quarter of 2020, we determined that we would exit certain branches and, as a result, the lease ROU assets and leasehold improvement assets associated with these branches were written down based on their estimated remaining useful lives. See Note 2, "Strategic Initiatives," in this Form 10-Q for further discussion.

HSBC USA Inc.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at March 31, 2021 and December 31, 2020:

At March 31, 2021
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$226	Valuation of third party appraisal on underlying collateral	Loss severity rates	4% - 100%	35%

At December 31, 2020
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$270	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 76%	35%

(1)Weighted average is calculated based on the carrying value of the loans.
Valuation Techniques
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Consumer loans designated under FVO – We elected to apply FVO accounting to certain student loans held for investment. The fair value of these loans is based on observed market prices of instruments with similar characteristics.
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

HSBC USA Inc.
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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $32 million and $33 million at March 31, 2021 and December 31, 2020, respectively.
The following tables provide additional information relating to our asset-backed securities, including CDOs, at March 31, 2021:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Collateralized debt obligations	$41	$—	$41
	Student loans	63	—	63
	Total AAA - A	104	—	104
BBB - B	Collateralized debt obligations	25	—	25
CCC - Unrated	Residential mortgages - Subprime	—	24	24
		$129	$24	$153
Available-for-sale asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$25
BBB - B	Other	105
		$130

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

HSBC USA Inc.
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
Mortgage servicing rights - Mortgage servicing rights are recorded at fair value. The fair value for the mortgage servicing rights is determined based on a single rate path cash flow analysis approach which involves discounting servicing cash flows under static interest rate projections at risk-adjusted rates. The valuation model also incorporates our best estimates of the prepayment speed of the mortgage loans, current cost to service and discount rates which are unobservable.
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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at March 31, 2021 and December 31, 2020, and their classification within the fair value hierarchy:

March 31, 2021	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$55,066	$55,066	$1,447	$53,607	$12
Federal funds sold and securities purchased under agreements to resell	3,760	3,760	—	3,760	—
Securities held-to-maturity, net of allowance for credit losses	7,837	8,166	—	8,166	—
Commercial loans, net of allowance for credit losses	40,482	41,303	—	—	41,303
Commercial loans held for sale	173	173	—	173	—
Consumer loans, net of allowance for credit losses	20,161	19,508	—	—	19,508
Residential mortgage loans held for sale	95	96	—	96	—
Financial liabilities:
Short-term financial liabilities	$5,256	$5,256	$—	$5,243	$13
Deposits	144,817	144,821	—	144,821	—
Long-term debt	8,309	8,735	—	8,735	—

December 31, 2020	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$15,667	$15,667	$1,302	$14,353	$12
Federal funds sold and securities purchased under agreements to resell	35,746	35,746	—	35,746	—
Securities held-to-maturity, net of allowance for credit losses	8,981	9,369	—	9,369	—
Commercial loans, net of allowance for credit losses	40,785	41,417	—	—	41,417
Commercial loans held for sale	93	93	—	93	—
Consumer loans, net of allowance for credit losses	20,256	19,865	—	—	19,865
Residential mortgage loans held for sale	208	217	—	217	—
Financial liabilities:
Short-term financial liabilities	$4,965	$4,965	$—	$4,952	$13
Deposits	140,995	141,001	—	141,001	—
Long-term debt	9,254	9,720	—	9,720	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $139 million and $137 million at March 31, 2021 and December 31, 2020, respectively.

HSBC USA Inc.
20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 29, "Litigation and Regulatory Matters," in our 2020 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2020 Form 10-K are reported herein.
In addition to the matters described below and in our 2020 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 29, "Litigation and Regulatory Matters," in our 2020 Form 10-K, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $150 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the ongoing investigations disclosed in Note 29, "Litigation and Regulatory Matters," in our 2020 Form 10-K, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Mortgage Securitization Matters
In 2013, Deutsche Bank National Trust Company, as trustee of HASCO 2007-NC1, filed a complaint in New York County Supreme Court, State of New York, naming HSBC Bank USA as the sole defendant. The parties finalized the settlement of the matter in March 2021, and the matter is now concluded.
Mortgage Securitization Trust Litigation The court granted in part and denied in part the motion to dismiss in the action brought by IKB Bank AG in New York State court. A trial has been scheduled for Fall 2022 in the RMBS Recovery Holdings I, LLC case pending in Virginia state court.
Anti-Terrorism Act Cases
Mary Zapata, et al. v. HSBC Holdings plc, et al. Following the US Court of Appeals for the Second Circuit's decision affirming the lower court's dismissal of the action, the matter is now concluded.
Dana Bernhardt et al. v. HSBC Holdings plc, et al. In February 2021, plaintiffs filed an appeal of the decision granting the HSBC defendants' motion to dismiss.
Rigoberto Vasquez and Eva Garcia et al v. Hong Kong and Shanghai Banking Corporation Ltd., HSBC Bank USA, N.A., et al. By agreement among the parties, plaintiffs will dismiss the appeal. The matter is now concluded.

21. New Accounting Pronouncements

There have been no accounting pronouncements issued that are expected to have or could have a material impact on our consolidated financial statements.

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
•uncertainty concerning the future market and economic conditions in the United States and abroad, including but not limited to, changes in interest rates, energy prices and unemployment levels, a decline in housing prices, the availability of credit and liquidity, changes in consumer confidence and consumer spending and behavior, consumer perception as to the continuing availability of credit and price competition in the market segments we serve and the consequences of unexpected geopolitical events, such as trade disputes;
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
•unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and
•the other risk factors and uncertainties described under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K").
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
Economic Environment  The U.S. economy continued its recovery during the first quarter of 2021 after deteriorating rapidly into recession during the second quarter of 2020 driven by the COVID-19 pandemic which resulted in disruption to business and economic activity as well as to the capital markets. COVID-19's effects in the U.S. and globally have been extreme, and the duration of the pandemic and its ultimate repercussions continue to remain unclear. Unprecedented government economic intervention, including additional government support enacted during the first quarter of 2021, has likely dampened the pandemic's effects, but at uncertain long-term cost. However, these government support measures combined with accelerated progress on vaccinations and the easing of restrictions by many states, have helped speed the economic recovery along considerably. U.S. Gross Domestic Product ("GDP") is currently forecast to grow at an annual rate in excess of 6.0 percent in the first quarter of 2021 while the U.S. economy added over 400 thousand jobs during the first quarter of 2021 and the total unemployment rate fell to 6.0 percent at March 2021 as compared with 6.7 percent at December 2020. In March 2021, the FRB decided to hold short-term interest rates steady (at near zero) and indicated it expects short-term rates to remain low for some time. The FRB also announced that it will continue to increase its holdings of U.S. Treasury and U.S. Government agency mortgage-backed securities, thereby supporting the flow of credit to households and businesses.
Although the U.S. economy improved in the first quarter of 2021, the impact of the COVID-19 pandemic on economic conditions both in the United States and abroad continues to create global uncertainty about the future economic environment, including the pace and extent of an economic recovery. Concerns over interest rate levels, energy prices, domestic and global policy issues, including civil unrest in the U.S., trade policy in the U.S. and geopolitical events as well as the implications of those events on the markets in general further add to this global uncertainty. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2021 and beyond.
Performance, Developments and Trends As mentioned above, the COVID-19 pandemic has disrupted global financial markets, negatively affected supply and demand across a broad range of industries and caused disruption to our customers, vendors and employees. This pandemic has had a significant impact on our business, financial condition and results of operations. Despite the improvement in economic conditions during the first quarter of 2021 as discussed above, the circumstances around this pandemic will continue to impact our business in future periods. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration of the pandemic as well as its continuing impact on our customers, vendors and employees, all of which are uncertain. See Part II, Item 1A, "Risk Factors - Risks related to the impact of COVID-19," in our 2020 Form 10-K for further discussion.
We continue to progress our strategic plan to restructure our operations ("Restructuring Plan") as discussed further in Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements. We remain committed to our multi-year strategic plan to re-profile our business, and continue to explore strategic options with respect to our retail operations to focus on our high net worth client base and wealth management products.

HSBC USA Inc.
The following table sets forth selected financial highlights of HUSI on a U.S. GAAP basis for the three months ended March 31, 2021 and 2020 and at March 31, 2021 and December 31, 2020:

Three Months Ended March 31,	2021	2020
	(dollars are in millions)
Net income (loss)	$339	$(1,283)
Rate of return on average:
Total assets	.7%	(2.7)%
Risk-weighted assets(1)	1.3	(4.0)
Common equity	8.1	(29.9)
Tangible common equity	8.4	(32.2)
Total equity	7.6	(27.9)
Net interest margin	1.17	1.15
Efficiency ratio	74.5	180.1
Commercial net charge-off ratio(2)	.01	.23
Consumer net charge-off ratio(2)	.32	.37

(1)Prior period amount has been revised to conform to the current period presentation. See Note 16, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further discussion.
(2)Excludes loans held for sale.

	March 31, 2021	December 31, 2020
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	1.39%	1.63%
Commercial allowance as a percent of loans(1)	1.63	1.96
Consumer allowance as a percent of loans(1)	.90	.98
Consumer two-months-and-over contractual delinquency	2.31	2.27
Loans to deposits ratio(2)	46.50	48.90
Common equity Tier 1 capital to risk-weighted assets(3)	15.1	14.5
Tier 1 capital to risk-weighted assets(3)	16.2	15.6
Total capital to risk-weighted assets(3)	18.7	18.8
Tier 1 leverage ratio	8.8	8.6
Supplementary leverage ratio	8.3	7.8
Total equity to total assets	9.2	9.3

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$55,054	$15,655
Trading assets	25,822	27,284
Securities available-for-sale	34,659	40,672
Loans:
Commercial loans	41,152	41,599
Consumer loans	20,374	20,489
Total loans	61,526	62,088
Deposits	148,582	145,150

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

HSBC USA Inc.
(3)Prior period amounts have been revised to conform to the current period presentation. See Note 16, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further discussion.
Net income (loss) was income of $339 million during the three months ended March 31, 2021 compared with a loss of $1,283 million during the three months ended March 31, 2020. Income (loss) before income tax was income of $460 million during the three months ended March 31, 2021 compared with a loss of $1,440 million during the three months ended March 31, 2020. The increase in income (loss) before income tax during the three months ended March 31, 2021 was due primarily to a lower provision for credit losses driven by improved economic conditions and lower operating expenses driven by the non-recurrence of a $784 million goodwill impairment charge recorded during the first quarter of 2020 and lower occupancy expense. Also contributing to the increase was higher net interest income.
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

Three Months Ended March 31,	2021	2020
	(in millions)
Income (loss) before income tax, as reported	$460	$(1,440)
Goodwill impairment	—	784
Costs to achieve(1)	25	100
Adjusted performance(2)	$485	$(556)

(1)Reflects costs related to the delivery of our Restructuring Plan. Costs to achieve primarily consists of lease impairment and other related costs, severance costs, allocated costs from HSBC Technology & Services ("HTSU"), and trading losses associated with the exit of certain derivative contracts. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements for a more detailed discussion of these costs. The expense during the three months ended March 31, 2021 also includes $7 million of allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities. The expense during the three months ended March 31, 2020 also includes a $9 million gain on the sale of one of our owned retail branch properties.
(2)Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items in the table above, our adjusted performance during the three months ended March 31, 2021 increased $1,041 million compared with the prior year period due primarily to a lower provision for credit losses driven by improved economic conditions. Also contributing to the increase was lower operating expenses and higher net interest income.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
London Interbank Offered Rate ("LIBOR") Transition Regulators and central banks in various national jurisdictions continue to actively work to help transition from interbank offered rates ("IBORs") to acceptable alternative rates, such as the Secured Overnight Financing Rate ("SOFR") recommended by the Alternative Reference Rates Committee convened by the FRB. We have a considerable number of contracts referencing IBORs, primarily U.S. dollar ("USD") LIBOR, such as loans, derivatives and long-term debt.
In March 2021, the United Kingdom ("U.K.") Financial Conduct Authority ("FCA") confirmed that all LIBOR tenors will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of the one-week and two-month USD LIBOR tenors, and immediately after June 30, 2023, in the case of the remaining overnight, one-month, three-month, six-month and twelve-month USD LIBOR tenors. The extension of certain USD LIBOR tenors until June 2023 will allow many legacy LIBOR-based contracts to mature naturally and significantly aids in reducing the risks associated with transitioning legacy contracts onto replacement rates. Separately, the International Swaps and Derivatives Association ("ISDA") has confirmed that the fallback spread adjustments to be used in its ISDA fallbacks have been fixed as of the date of the FCA announcement. As a result, the ISDA fallbacks (i.e. to the adjusted risk-free rate plus the fixed spread adjustment) will automatically occur for outstanding derivative contracts that incorporate the ISDA fallback language or adhere to the ISDA fallback protocol generally when each LIBOR tenor ceases or becomes non-representative. For all outstanding derivatives referenced to USD LIBOR tenors, the ISDA fallback will occur immediately after June 30, 2023. These announcements provide clarity on the future terms of the many derivative contracts which now incorporate the ISDA fallbacks. In addition, during the first quarter of 2021, central clearing counterparties amended their rules to incorporate the new ISDA fallback language and adhere to the ISDA fallback protocol for cleared derivative contracts.

HSBC USA Inc.
We continue to actively participate in HSBC's global transition program with the objective of facilitating an orderly transition of all products, processes, models and curves, as well as all legacy LIBOR-based contracts, onto replacement rates. In particular, during the first quarter of 2021, we:
•implemented the capabilities to offer SOFR-based derivatives in our Markets Treasury function and SOFR-based bilateral loans in our Commercial Banking business; and
•continued to reduce our LIBOR derivative exposures through the exit or transfer of certain derivative contracts as part of our Restructuring Plan.
The ability of HUSI and its clients to transition legacy contracts onto replacement rates is dependent on the availability and market liquidity of products that reference replacement rates, including SOFR, and on our clients being ready and able to adapt their own processes and systems to accommodate the replacement products. We continue to engage with industry participants, the official sector and our clients to support an orderly transition and the mitigation of the risks resulting from the transition. For further discussion of our LIBOR transition program and the associated risks, see "Executive Overview" in MD&A in our 2020 Form 10-K.
Other COVID-19 Related Developments
The COVID-19 pandemic has significantly disrupted economic activity in many countries, including the United States, and the U.S. Government has taken multiple actions to mitigate the magnitude and persistence of the effects of the COVID-19 pandemic. The United States has been operating under a presidentially declared national emergency since March 2020. In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, which provided financial assistance for businesses and individuals and targeted regulatory relief for financial institutions. In December 2020, the Consolidated Appropriations Act was signed into law, which extended many of the CARES Act programs and provided additional financial assistance for businesses and individuals.
Loan Forbearance Initiatives The CARES Act created a forbearance program for federally-backed mortgage loans and provided financial institutions with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings ("TDR Loans") beginning March 1, 2020. This TDR Loan guidance can be applied until the earlier of January 1, 2022 or 60 days following the termination of the presidentially declared national emergency. We elected to adopt the TDR Loan guidance in the CARES Act and are not applying TDR Loan classification to COVID-19 related loan modifications in the form of a long-term payment deferral (for commercial loans all payment modifications, including all payment deferrals) granted to borrowers that were current (less than 30 days past due) as of December 31, 2019 which otherwise may have been reported as TDR Loans. The CARES Act also prohibits servicers of federally-backed mortgage loans from initiating any foreclosure action on any residential property that is not vacant or abandoned for a period of 60 days. This moratorium has been extended until June 30, 2021. In addition to these federal measures, some state governments have taken action to require forbearance with respect to certain loans and fees. We are continuing to monitor federal, state and international regulatory developments in relation to COVID-19 and their potential impact on our operations.
In 2020, federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR Loans. Borrowers that do not meet the criteria in the CARES Act or the Interagency Statement are assessed for TDR Loan classification in accordance with our accounting policies. Through March 31, 2021, these loans were not significant.
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

HSBC USA Inc.
We have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of the COVID-19 pandemic. The following table summarizes information about loans under these programs as of March 31, 2021. Not included in the following table are loans that have exited the programs as well as other forms of relief that we have provided to commercial clients affected by the impact of COVID-19, such as covenant waivers and amendments, and deferrals of financial statement and covenant compliance reporting requirements.

	March 31, 2021
	Number of Loans	Loan Amount	% of Loans with Payment(1)	Program Details
	(in thousands)	(in millions)
Commercial:
Real estate, including construction	—	$499	0%	Primarily deferrals of up to eighteen months
Business and corporate banking	—	88	0	Primarily deferrals of up to eighteen months
Global banking	—	190	0	Primarily deferrals of up to eighteen months
Other commercial		4	0	Primarily deferrals of up to eighteen months
Total commercial(2)	—	781	0
Consumer:
Residential mortgages(3)	1.6	749	30	Deferrals of either three or six month increments up to a maximum of eighteen months
Home equity mortgages(3)	0.3	38	31	Deferrals of either three or six month increments up to a maximum of eighteen months
Credit cards	3.1	15	82	Currently offering deferrals of up to three months (initially offered deferrals of either three, four or six month increments up to a maximum of nine months)
Other consumer	0.4	1	78	Currently offering deferrals of up to three months (initially offered deferrals of either three, four or six month increments up to a maximum of nine months)
Total consumer	5.4	803	31
Total	5.4	$1,584	16

(1)Represents the percentage of loans under a COVID-19 related payment deferral program at March 31, 2021 for which at least one payment was collected during the first quarter of 2021.
(2)Total number of commercial loans is less than 20.
(3)Includes $675 million of consumer mortgage loans where the borrowers were provided with extended payment deferral relief of more than six months at March 31, 2021. Due to our CARES Act election, $646 million of these loans were exempted from TDR assessment. In addition, $535 million of these loans have been placed on nonaccrual status, because the borrowers utilized a payment deferral of more than six months.
When the payment relief period ends, borrowers have various options, including repaying the deferred payments in full, repaying the deferred payments over an installment period or moving the deferred payments to the end of the loan. If a borrower is experiencing financial difficulty when the payment relief period ends, they may enter into a modification program to reduce the interest rate and extend the term of the loan which would result in the loan being classified as a TDR Loan. As of March 31, 2021, $674 million and $978 million of commercial and consumer loans, respectively, have exited a COVID-19 related payment deferral program, of which nil and $33 million, respectively, entered into a modification program upon exiting that resulted in the loans being classified as TDR Loans. Of the commercial and consumer loans that have exited a COVID-19 related payment deferral program, 100 percent and 82 percent, respectively, were current or less than 30 days past due as of March 31, 2021.
Paycheck Protection Program The CARES Act created a new loan guarantee program entitled the Paycheck Protection Program ("PPP") targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"), whose guarantee is backed by the full faith and credit of the United States. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized

HSBC USA Inc.
Approach used to calculate risk-weighted assets for regulatory capital purposes. HSBC Bank USA is a PPP participating lender and had loans funded under the PPP which totaled $1,294 million at March 31, 2021. The SBA deadline for accepting PPP loan applications from participating lenders has been extended until May 31, 2021.

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

Three Months Ended March 31,	2021	2020
	(in millions)
Profit (loss) before tax – U.S. GAAP basis	$460	$(1,440)
Adjustments:
Expected credit losses	(139)	347
Loans held for sale	(8)	2
Pension and other postretirement benefit costs	(4)	(5)
Renewable energy tax credit investments	4	2
Other long-lived assets	10	—
Goodwill impairment	—	91
Other	2	5
Profit (loss) before tax – Group Reporting Basis	$325	$(998)
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 24, "Business Segments," in the our 2020 Form 10-K. There have been no significant changes since December 31, 2020 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results. Differences in reported profit before tax in the table above that were individually significant for the periods presented are explained below.
During the first quarter of 2021, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses ("lifetime ECL") estimate. Primarily as a result of the different requirements, releases in credit reserves driven by improved economic conditions, which resulted in improved economic forecasts used to calculate expected credit losses and improvements in credit conditions associated with certain clients, were more pronounced under U.S. GAAP. Client paydowns also contributed to the higher releases in credit reserves under U.S. GAAP.
During the first quarter of 2020, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, loss provisions driven by the deterioration of economic conditions caused by the COVID-19 pandemic, which resulted in a worsening of the economic forecasts used to calculate expected credit losses, downgrades reflecting weakness in the financial condition of certain clients and loan growth as clients drew on their available lines of credit, were more pronounced under U.S. GAAP.
During the first quarter of 2020, goodwill impairment charges were lower under the Group Reporting Basis than under U.S. GAAP. Under the Group Reporting Basis, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in lower carrying amounts of goodwill and, therefore, lower impairment charges under the Group Reporting Basis.

HSBC USA Inc.
Balance Sheet Review

The following table provides balance sheet totals at March 31, 2021 and increases (decreases) since December 31, 2020:

		Increase (Decrease) From
		December 31, 2020
	March 31, 2021	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$58,814	$7,413	14.4%
Loans, net	60,673	(400)	(.7)
Loans held for sale	351	14	4.2
Trading assets	25,822	(1,462)	(5.4)
Securities	42,496	(7,157)	(14.4)
All other assets	6,700	14	.2
	$194,856	$(1,578)	(.8)%
Period end liabilities and equity:
Total deposits	$148,582	$3,432	2.4%
Trading liabilities	2,319	(3,078)	(57.0)
Short-term borrowings	5,243	291	5.9
Long-term debt	18,179	(1,800)	(9.0)
Interest, taxes and other liabilities	2,559	(106)	(4.0)
Total equity	17,974	(317)	(1.7)
	$194,856	$(1,578)	(.8)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments increased compared with December 31, 2020 due to an increase in overall liquidity as we raised funds in advance of their usage. The increase in funds was driven by net sales, paydowns and maturities of securities as well as higher deposits as our customers increased their demand and savings deposits in response to the economic uncertainty caused by the COVID-19 pandemic and the actions taken by the U.S. Government to provide financial support to households and businesses. These increases were partially offset by repayments of precious metal trading liabilities and long-term debt.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at March 31, 2021 and increases (decreases) since December 31, 2020:

		Increase (Decrease) From
		December 31, 2020
	March 31, 2021	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$10,087	$(377)	(3.6)%
Business and corporate banking	13,125	(354)	(2.6)
Global banking(1)	13,157	(362)	(2.7)
Other commercial(2)	4,783	646	15.6
Total commercial	41,152	(447)	(1.1)
Consumer loans:
Residential mortgages	18,425	48	.3
Home equity mortgages	698	(29)	(4.0)
Credit cards	937	(129)	(12.1)
Other consumer	314	(5)	(1.6)
Total consumer	20,374	(115)	(.6)
Total loans	61,526	(562)	(.9)
Allowance for credit losses(3)	853	(162)	(16.0)
Loans, net	$60,673	$(400)	(.7)%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GBM relationship managers.
(2)Includes loans to HSBC affiliates which totaled $1,652 million and $1,100 million at March 31, 2021 and December 31, 2020, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans decreased compared with December 31, 2020 due primarily to the impact of our efforts to improve returns through disciplined lending, paydowns and lower demand from clients reflecting increased capital markets activity. These decreases were partially offset by higher loans to affiliates and PPP loan originations. The decline in commercial non-affiliate loans was primarily in the diversified financial, real estate, energy and semiconductor industries, partially offset by an increase in the banking industry.
Consumer loans decreased modestly compared with December 31, 2020 due primarily to paydowns in credit card receivables reflecting seasonality and lower origination volumes.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	March 31, 2021		December 31, 2020
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	97.8%	97.9%	97.6%	96.8%
80% < LTV < 90%	2.0	1.8	2.1	2.7
90% < LTV < 100%	.1	.2	.2	.4
LTV > 100%	.1	.1	.1	.1
Average LTV for portfolio	52.7	43.2	52.6	46.2

(1)LTVs for first liens are calculated using the loan balance as of the reporting date. LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property's appraised value at the time of loan origination updated by the change in the Federal Housing Finance Agency's House Price Index ("HPI") at either a Core Based Statistical Area or state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

HSBC USA Inc.
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at December 31, 2021 and September 30, 2020, respectively.
Loans Held for Sale  The following table summarizes loans held for sale at March 31, 2021 and increases (decreases) since December 31, 2020:

		Increase (Decrease) From
		December 31, 2020
	March 31, 2021	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$—	$(10)	(100.0)%
Global banking	256	137	*
Total commercial	256	127	98.4
Consumer loans:
Residential mortgages	95	(113)	(54.3)
Total consumer	95	(113)	(54.3)
Total loans held for sale	$351	$14	4.2%

*Percentage change is greater than 100 percent.
Commercial loans held for sale increased compared with December 31, 2020. Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $83 million and $36 million at March 31, 2021 and December 31, 2020, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $173 million and $93 million at March 31, 2021 and December 31, 2020, respectively.
Consumer loans held for sale decreased compared with December 31, 2020. Included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income in the accompanying consolidated statement of income (loss).
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was nil at both March 31, 2021 and December 31, 2020, respectively. The valuation allowance on commercial loans held for sale was $1 million at both March 31, 2021 and December 31, 2020, respectively.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at March 31, 2021 and increases (decreases) since December 31, 2020:

		Increase (Decrease) From
		December 31, 2020
	March 31, 2021	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$18,765	$(729)	(3.7)%
Precious metals	4,497	(492)	(9.9)
Derivatives, net	2,560	(241)	(8.6)
	$25,822	$(1,462)	(5.4)%
Trading liabilities:
Securities sold, not yet purchased	$655	$(72)	(9.9)%
Payables for precious metals	—	(2,312)	(100.0)
Derivatives, net	1,664	(694)	(29.4)
	$2,319	$(3,078)	(57.0)%

(1)See Note 3, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were lower compared with December 31, 2020 due primarily to a decrease in U.S. Treasury positions, partially offset by an increase in equity positions. Trading security positions are held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were lower compared with December 31, 2020 driven by a decrease in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets decreased compared with December 31, 2020 due primarily to a decrease in our own silver inventory position, partially offset by an increase in our own palladium inventory position. Payables for precious metals were lower compared with December 31, 2020 reflecting a decrease in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2020 mainly from market movements and reduced positions driven by the exit or transfer of certain derivative contracts as part of our Restructuring Plan. Market movements resulted in lower valuations of interest rate, foreign exchange, equity and credit derivatives. Market movements on commodity derivatives were mixed resulting in higher derivative asset valuations, but lower derivative liability valuations.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were lower compared with December 31, 2020 driven by net sales, paydowns and maturities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes as well as unfavorable market valuations due to increasing yields. The decline in securities balances was primarily in U.S. Treasury, U.S. Government agency mortgage-backed and foreign sovereign securities which was partially offset by net purchases of U.S. Government sponsored mortgage-backed securities.
All Other Assets  All other assets includes, among other items, properties and equipment, net and goodwill. All other assets were flat compared with December 31, 2020 as higher tax assets and higher outstanding clearing receivables from correspondent banks were largely offset by lower cash collateral posted.
During the third quarter of 2020, we completed a quantitative impairment test of goodwill and determined that the fair value of our Commercial Banking reporting unit exceeded its carrying value, with its fair value being approximately 110 percent of book value, including allocated goodwill. Our fair value calculations are highly sensitive to certain assumptions and estimates used. We will continue to monitor changes to our business forecasts as we continue to perform periodic analyses of the risks and strategies of our business and product offerings. If deterioration in economic and credit conditions, a change in the strategy or performance of our business or product offerings, or an increase in the capital requirements of our business occurs, interim goodwill impairment tests could again be required, which may result in an impairment charge.

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at March 31, 2021 and increases (decreases) since December 31, 2020:

		Increase (Decrease) From
		December 31, 2020
	March 31, 2021	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$131,347	$(1,118)	(.8)%
Domestic and foreign banks	14,299	4,079	39.9
U.S. government and states and political subdivisions	339	18	5.6
Foreign governments and official institutions	2,597	453	21.1
Total deposits	$148,582	$3,432	2.4%
Total core deposits(1)	$131,230	$5,644	4.5%

(1)Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.
Total deposits increased compared with December 31, 2020 as our customers increased their demand and savings deposits in response to the economic uncertainty caused by the COVID-19 pandemic and the actions taken by the U.S. Government to provide financial support to households and businesses. Also contributing to the increase was higher overall deposits from affiliates. However, a shift in mix resulted in an increase in deposits from bank affiliates, partially offset by a decline in deposits from non-bank affiliates which drove the reduction in deposits from individuals, partnerships and corporations. The increase in deposits was partially offset by a decline in time deposits.
Short-Term Borrowings  Short-term borrowings increased slightly compared with December 31, 2020 reflecting higher short-term borrowings from affiliates.
Long-Term Debt  Long-term debt decreased compared with December 31, 2020 as the impact of debt issuances, including $1,500 million of senior debt issued to HSBC North America during the first quarter of 2021, was more than offset by debt retirements. Debt issuances during the three months ended March 31, 2021 totaled $2,288 million, of which $82 million was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $706 million of senior structured notes during the three months ended March 31, 2021. Total long-term debt outstanding under this shelf was $8,364 million and $9,138 million at March 31, 2021 and December 31, 2020, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $82 million during the three months ended March 31, 2021. Total debt outstanding under this program was $1,743 million and $1,888 million at March 31, 2021 and December 31, 2020, respectively.
Borrowings from the FHLB totaled $2,750 million and $4,250 million at March 31, 2021 and December 31, 2020, respectively.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities were lower compared with December 31, 2020 due primarily to a lower liability for off-balance sheet credit exposures and lower accrued incentive compensation, partially offset by higher outstanding settlement balances related to security purchases.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2021 Compared with 2020 Increase (Decrease)
Three Months Ended March 31,	2021	Volume	Rate	2020
	(dollars are in millions)
Interest income:
Short-term investments	$16	$53	$(124)	$87
Trading securities	48	(18)	(14)	80
Securities	177	(21)	(45)	243
Commercial loans	282	(72)	(94)	448
Consumer loans	169	1	(22)	190
Other	9	(8)	(2)	19
Total interest income	701	(65)	(301)	1,067
Interest expense:
Deposits	81	38	(278)	321
Short-term borrowings	5	(13)	(22)	40
Long-term debt	82	(37)	(79)	198
Tax liabilities and other	2	(1)	(1)	4
Total interest expense	170	(13)	(380)	563
Net interest income	$531	$(52)	$79	$504

Yield on total interest earning assets	1.54%			2.43%
Cost of total interest bearing liabilities	.49			1.66
Interest rate spread	1.05			.77
Benefit from net non-interest paying funds(1)	.12			.38
Net interest margin on average earning assets	1.17%			1.15%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during the three months ended March 31, 2021 due primarily to lower interest expense from interest bearing liabilities driven by lower rates paid and a shift in mix to lower cost deposits. The increase was partially offset by lower interest income from interest earning assets driven by lower yields on short-term investments, loans and securities as well as the unfavorable impact of lower average interest earning asset balances, primarily commercial loans, securities and trading securities.
Short-term investments Interest income decreased during the three months ended March 31, 2021 due to lower yields earned on these balances reflecting the impact of lower market rates, partially offset by higher average balances.
Trading securities Interest income decreased during the three months ended March 31, 2021 due to lower average balances and lower yields reflecting the impact of lower market rates. The decrease in average balances was driven by declines in U.S. Treasury, foreign sovereign and corporate bond positions, partially offset by an increase in equity positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was lower during the three months ended March 31, 2021 due to lower yields reflecting the impact of lower market rates and lower average balances. Lower average balances were driven by declines in U.S. Government agency mortgage-backed and U.S. Treasury securities, partially offset by an increase in U.S. Government sponsored mortgage-backed securities.

HSBC USA Inc.
Commercial loans Interest income was lower during the three months ended March 31, 2021 due to lower yields reflecting the impact of lower market rates on variable rate loans and lower rates on newly originated PPP loans. Also contributing to the decrease was lower average balances driven by the impact of our efforts to improve returns through disciplined lending, lower demand from clients reflecting increased capital markets activity coupled with economic uncertainty caused by the COVID-19 pandemic as well as lower loans to affiliates.
Consumer loans Interest income decreased during the three months ended March 31, 2021 due to lower yields reflecting the impact of lower market rates on residential mortgage and home equity mortgage loans.
Other Lower interest income during the three months ended March 31, 2021 was due primarily to lower average cash collateral balances.
Deposits Interest expense decreased during the three months ended March 31, 2021 due to lower rates paid reflecting the impact of lower market rates, partially offset by higher average balances. Higher average balances were due primarily to growth in savings and demand deposits as we raised funds and our customers increased their deposits in response to the economic uncertainty caused by the COVID-19 pandemic and the actions taken by the U.S. Government to provide financial support to households and businesses. The increase in balances was partially offset by a decline in time deposits.
Short-term borrowings Lower interest expense during the three months ended March 31, 2021 was due to lower rates paid reflecting the impact of lower market rates and lower average borrowings driven by a decline in securities sold under repurchase agreements.
Long-term debt Interest expense decreased during the three months ended March 31, 2021 due to lower rates paid reflecting the impact of lower market rates on variable rate borrowings and lower average borrowings.
Tax liabilities and other Interest expense was relatively flat during the three months ended March 31, 2021.
Provision for Credit Losses  The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$(25)	$51	$(76)	*
Business and corporate banking	(53)	213	(266)	*
Global banking	(65)	110	(175)	*
Other commercial	—	1	(1)	(100.0)
Total commercial loans	(143)	375	(518)	*
Consumer loans:
Residential mortgages	(2)	30	(32)	*
Home equity mortgages	(3)	3	(6)	*
Credit cards	(1)	95	(96)	*
Other consumer	4	9	(5)	(55.6)
Total consumer loans	(2)	137	(139)	*
Total loans	(145)	512	(657)	*
Other financial assets measured at amortized cost	—	2	(2)	(100.0)
Securities available-for-sale	—	(1)	1	100.0
Off-balance sheet credit exposures	(82)	213	(295)	*
Total provision for credit losses	$(227)	$726	$(953)	*

*Percentage change is greater than 100 percent.
Our provision for credit losses decreased $953 million during the three months ended March 31, 2021 due to a lower provision for credit losses on both our commercial and consumer loan portfolios as well as a lower provision for credit losses on off-balance sheet credit exposures.
The provision for credit losses on our commercial loan portfolio decreased $518 million during the three months ended March 31, 2021 reflecting a release in credit loss reserves compared with a loss provision in the prior year period. The release in credit

HSBC USA Inc.
reserves in the current year period was driven by improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL and improvements in credit conditions associated with certain clients as well as a decline in credit reserves for risk factors associated with economic uncertainty. Client paydowns also contributed to the release in credit reserves in the current year period. In the prior year period, the loss provision was driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating lifetime ECL and provisions for risk factors associated with large loan exposures, downgrades reflecting weakness in the financial condition of certain clients and loan growth as clients drew on their available lines of credit.
The provision for credit losses on our consumer loan portfolio decreased $139 million during the three months ended March 31, 2021 reflecting a modest release in credit loss reserves compared with a loss provision in the prior year period. The release in credit reserves in the current year period was driven by improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL and a release in credit reserves for risk factors primarily associated with forbearance accounts as well as a release in credit reserves due to a decline in credit card balances. In the prior year period, the loss provision was driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating lifetime ECL as well as higher dollars of delinquency in credit cards and, to a lesser extent, growth in personal loan balances due to new product promotions.
The provision for credit losses on off-balance sheet credit exposures decreased $295 million during the three months ended March 31, 2021 reflecting a release in credit loss reserves compared with a loss provision in the prior year period. The release in credit reserves in the current year period resulted from the improved economic conditions consistent with commercial loans as discussed above. In the prior year period, the loss provision resulted from the deterioration of economic conditions caused by the COVID-19 pandemic consistent with commercial loans as discussed above.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Credit card fees, net	$10	$11	$(1)	(9.1)%
Trust and investment management fees	29	31	(2)	(6.5)
Other fees and commissions	165	151	14	9.3
Trading revenue	41	14	27	*
Other securities gains, net	29	28	1	3.6
Servicing and other fees from HSBC affiliates	83	88	(5)	(5.7)
Gain (loss) on instruments designated at fair value and related derivatives	18	(22)	40	*
Other income:
Valuation of loans held for sale	—	1	(1)	(100.0)
Residential mortgage banking revenue (expense)	16	(2)	18	*
Insurance	1	2	(1)	(50.0)
Miscellaneous income (loss)	(8)	85	(93)	*
Total other income	9	86	(77)	(89.5)
Total other revenues	$384	$387	$(3)	(.8)%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net were relatively flat during the three months ended March 31, 2021 as lower interchange fees due to lower customer spending were largely offset by lower cost estimates associated with our credit rewards program.
Trust and investment management fees  Trust and investment management fees decreased modestly during the three months ended March 31, 2021 reflecting a shift in mix to products with lower management fees.
Other fees and commissions Other fees and commissions increased during the three months ended March 31, 2021 due primarily to higher fees from loan syndication, loan commitments, wire transfers and other account services. These increases were partially offset by lower debit card fees. See Note 13, "Fee Income from Contracts with Customers," in the accompanying

HSBC USA Inc.
consolidated financial statements for additional information including a summary of the components of other fees and commissions.
Trading revenue  Trading revenue is generated by participation in the foreign exchange, precious metals, rates, credit and equities markets. The following table presents trading revenue by business activity. Not included in the table below is the impact of net interest income associated with trading securities which is an integral part of trading activities' overall performance. Certain derivatives, such as total return swaps, are economically hedged by holding the underlying interest bearing referenced assets. Net interest income related to trading activities is recorded in net interest income in the consolidated statement of income (loss). Trading revenue related to the mortgage banking business is included as a component of other income. During the first quarter of 2021, we changed our presentation for the components of trading revenue to provide a more detailed view. As a result, we have reclassified prior year amounts in order to conform to the current year presentation.

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$60	$163	$(103)	(63.2)%
Metals	19	(1)	20	*
Debt Markets	(1)	(16)	15	93.8
Securities Financing	(35)	(18)	(17)	(94.4)
Markets Treasury	2	(14)	16	*
Legacy structured credit products	2	(74)	76	*
Other trading(1)	(6)	(26)	20	76.9
Total trading revenue	$41	$14	$27	*

*Percentage change is greater than 100 percent.
(1)Includes trading revenue related to Global Banking and Equities as well as trading revenue associated with the exit or transfer of certain derivative contracts as part of our Restructuring Plan, including trading losses of $4 million recorded during the first quarter of 2021.
Trading revenue increased during the three months ended March 31, 2021 due primarily to the non-recurrence of valuation losses of approximately $70 million that were recorded in March 2020 due to market volatility caused by the COVID-19 pandemic which resulted in higher revenue in legacy structured credit products, Metals, other trading and Markets Treasury. The increase in legacy structured credit products also reflects the impact of a structured note vehicle that was unwound during the third quarter of 2020 which was a key contributor to the loss recorded in the prior year period. Also contributing to the increase was higher revenue in Debt Markets due to better trading results and improved risk management in sovereign debt and other debt products. These increases were partially offset by lower revenue in Foreign Exchange as market volatility driven by the COVID-19 pandemic resulted in increased trading opportunities in the prior year period as well as the impact of our decision to exit or transfer certain derivative contracts as part of our Restructuring Plan which resulted in lower revenue from emerging markets rate products. Securities Financing revenue was also lower due to higher losses related to swaps in prime brokerage.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three months ended March 31, 2021 and 2020, we sold $3,907 million and $4,630 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net was relatively flat during the three months ended March 31, 2021. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 4, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates decreased during the three months ended March 31, 2021 due primarily to lower cost reimbursements associated with shared services performed on behalf of other HSBC affiliates, including internal audit, partially offset by higher cost reimbursements associated with trading activities performed on behalf of HSBC Bank plc.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans held for investment, certain of our own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives increased during

HSBC USA Inc.
the three months ended March 31, 2021 attributable primarily to favorable movements related to the economic hedging of interest rate and other risks within our structured notes and the non-recurrence of unfavorable fair value adjustments recorded in the prior year period on certain commercial loans held for sale which were impacted by the COVID-19 pandemic. These increases were partially offset by unfavorable movements related to the economic hedging of interest rate risk within our own debt. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income  Other income was lower during the three months ended March 31, 2021 due primarily to a loss of $6 million in the first quarter of 2021 associated with credit default swap protection which largely reflects the hedging of a few client relationships compared with a gain of $51 million in the prior year period. Also contributing to the decrease was lower income associated with bank owned life insurance and the non-recurrence of miscellaneous gains recorded in the first quarter of 2020, including a $12 million gain on extinguishment of time deposits reflecting early client withdrawals and a $9 million gain on the sale of one of our owned retail branch properties. These decreases were partially offset by higher residential mortgage banking revenue driven by higher gains on sales of residential mortgage loans.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$176	$207	$(31)	(15.0)%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) ("HTSU")	244	263	(19)	(7.2)
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	28	27	1	3.7
Fees paid to other HSBC affiliates	95	92	3	3.3
Total support services from HSBC affiliates	367	382	(15)	(3.9)
Occupancy expense, net	30	140	(110)	(78.6)
Goodwill impairment	—	784	(784)	(100.0)
Other expenses:
Equipment and software	23	21	2	9.5
Marketing	9	17	(8)	(47.1)
Outside services	17	14	3	21.4
Professional fees	19	17	2	11.8
Federal Deposit Insurance Corporation ("FDIC") assessment fees	18	7	11	*
Miscellaneous	23	16	7	43.8
Total other expenses	109	92	17	18.5
Total operating expenses	$682	$1,605	$(923)	(57.5)%
Personnel - average number	3,943	4,576
Efficiency ratio	74.5%	180.1%

*Percentage change is greater than 100 percent.
Salaries and employee benefits  Salaries and employee benefits expense decreased during the three months ended March 31, 2021 due primarily to staff reductions related to our Restructuring Plan and, to a lesser extent, lower severance costs.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates decreased during the three months ended March 31, 2021 due primarily to lower cost allocations from our technology and support service functions driven by the execution of our Restructuring Plan. These decreases were partially offset by higher allocated restructuring related costs from HTSU and other HSBC affiliates, primarily severance costs and support service project costs. During the first quarter of 2021, we recorded $19 million of allocated restructuring related costs from HTSU and other HSBC affiliates compared with $8 million of allocated costs during the prior year period. A summary of the services received from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net was lower during the three months ended March 31, 2021 due to the non-recurrence of $92 million of lease impairment and other related costs that were recorded in the first quarter of 2020 related to the consolidation of our retail branch network as part of our Restructuring Plan. See Note 2, "Strategic Initiatives," in the

HSBC USA Inc.
accompanying consolidated financial statements for additional information. Also contributing to the decrease was lower operating lease costs driven by the execution of our Restructuring Plan.
Goodwill impairment Reflects a goodwill impairment charge of $784 million recorded during the first quarter of 2020 representing the entire amount of goodwill allocated to our previously separate Retail Banking and Wealth Management and Private Banking reporting units. For additional discussion of the results of our goodwill impairment testing, see Note 8, "Goodwill," in the accompanying consolidated financial statements.
Other expenses  Other expenses were higher during the three months ended March 31, 2021 due primarily to lower levels of expense capitalization related to internally developed software and increased deposit insurance assessment fees driven primarily by lower unsecured debt balances. These increases were partially offset by lower marketing expense and lower travel expense.
Efficiency ratio  Our efficiency ratio improved during the three months ended March 31, 2021 due primarily to lower operating expenses driven by the non-recurrence of a goodwill impairment charge recorded in the first quarter of 2020 as discussed in detail above.
Income tax expense (benefit) The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income (loss):

Three Months Ended March 31,	2021	2020
	(dollars are in millions)
Income (loss) before income tax	$460	$(1,440)
Income tax expense (benefit)	121	(157)
Effective tax rate	26.3%	(10.9)%
Income tax expense (benefit) increased during the three months ended March 31, 2021 driven by higher income. The income tax benefit for the three months ended March 31, 2020 was computed as a discrete period actual tax calculation and the lower effective tax benefit rate was related primarily to a non-deductible goodwill impairment related to our previously separate Retail Banking and Wealth Management and Private Banking businesses.
In April 2021, the New York State legislature approved comprehensive tax legislation as part of the State’s fiscal year 2022 budget which, among other things, will increase the entire net income tax rate from 6.5 percent to 7.25 percent and reinstate the capital tax with a $5 million cap. Given HSBC North America’s current tax position, we do not anticipate that these tax law changes will have a material impact on our current or deferred taxes or results of operations.

Segment Results – Group Reporting Basis

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB") which was created in 2020 and is discussed further below, Commercial Banking ("CMB"), Global Banking and Markets ("GBM") and a Corporate Center ("CC"). See Item 1, "Business," in our 2020 Form 10-K for a description of our segments which are based upon our global businesses, including a discussion of the main business activities of the segments and a summary of their products and services.
We previously announced as part of our Restructuring Plan that we combined our Retail Banking and Wealth Management ("RBWM") and Private Banking ("PB") businesses to create a single WPB business. During the second quarter of 2020, we implemented a change to our internal management reporting to report what was historically RBWM and PB together within the newly created WPB segment and, as a result, we have aligned our segment reporting to reflect this change for all periods presented.
During the second quarter of 2020, we also implemented a change to our internal management reporting to allocate Markets Treasury, which was historically reported within the CC segment, to the WPB, CMB and GBM businesses to better align the revenue and expense to the businesses generating or utilizing this activity. As a result, we have aligned our segment reporting to reflect this change for all periods presented.
See Note 15, "Business Segments," in the accompanying consolidated financial statements for a table that summarizes the impact of these changes on reported segment profit (loss) before tax, total assets and total deposits as of and for the three months ended March 31, 2020. There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2020 Form 10-K. We are currently reviewing the financial information used to manage our GBM business, including the scope and content of the financial data being reported to our management and our Board of Directors. We will evaluate any impact such changes may have on our segment reporting once completed.
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit that includes both interest rate and liquidity components.

HSBC USA Inc.
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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2020 Form 10-K.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 24, "Business Segments," in our 2020 Form 10-K. There have been no significant changes since December 31, 2020 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Net interest income	$209	$232	$(23)	(9.9)%
Other operating income	87	74	13	17.6
Total operating income(1)	296	306	(10)	(3.3)
Expected credit losses	(2)	140	(142)	*
Net operating income	298	166	132	79.5
Operating expenses	287	1,035	(748)	(72.3)
Profit (loss) before tax	$11	$(869)	$880	*

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$110	$148	$(38)	(25.7)%
Retail banking mortgages, credit cards and other personal lending	88	67	21	31.3
Wealth and asset management products	20	23	(3)	(13.0)
Private banking	45	47	(2)	(4.3)
Retail business banking and other(2)	33	21	12	57.1
Total operating income	$296	$306	$(10)	(3.3)%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.
Our WPB segment reported a profit before tax during the three months ended March 31, 2021 compared with a loss before tax in the prior year period due primarily to lower operating expenses driven by the non-recurrence of a goodwill impairment charge of $693 million recorded during the first quarter of 2020, representing the entire amount of remaining goodwill previously recorded. Also contributing to the improvement was lower expected credit losses and, to a lesser extent, higher other operating income, partially offset by lower net interest income.
Net interest income decreased during the three months ended March 31, 2021 due primarily to lower deposit spreads reflecting the impact of lower market rates, partially offset by improved residential mortgage loan spreads.
Other operating income increased during the three months ended March 31, 2021 due to higher residential mortgage banking revenue driven by higher gains on sales of residential mortgage loans as well as the non-recurrence of a loss of $7 million recorded during the first quarter of 2020 related to extending the maturity of the total return swap position used to economically hedge the periodic payments made under the swap agreements entered into in conjunction with the sales of Visa Inc. Class B

HSBC USA Inc.
common shares. These increases were partially offset by lower credit card fees due to lower customer spending and lower investment management fees reflecting a shift in mix to products with lower management fees.
Expected credit losses improved during the three months ended March 31, 2021 reflecting a modest release in credit loss reserves compared with a loss provision in the prior year period. The release in credit reserves in the current year period was driven by improved economic conditions which resulted in improved economic forecasts used for calculating ECL as well as a release in credit reserves due to a decline in credit card balances. In the prior year period, the loss provision was driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL as well as higher dollars of delinquency in credit cards and, to a lesser extent, growth in personal loan balances due to new product promotions.
Excluding the goodwill impairment charge discussed above, operating expenses remained lower during the three months ended March 31, 2021 driven by the execution of our Restructuring Plan which resulted in lower staff costs, lower operating lease costs, lower marketing expense, lower fraud losses, lower severance costs and lower cost allocations from our technology support service function. These decreases were partially offset by higher deposit insurance assessment fees.
Client Assets The following table provides information regarding private banking client assets during the three months ended March 31, 2021 and 2020:

Three Months Ended March 31,	2021	2020
	(in millions)
Client assets at beginning of period	$44,104	$39,295
Net new money	5,524	937
Value change	16	(2,440)
Client assets at end of period	$49,644	$37,792
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Net interest income	$190	$210	$(20)	(9.5)%
Other operating income	66	58	8	13.8
Total operating income(1)	256	268	(12)	(4.5)
Expected credit losses	(38)	123	(161)	*
Net operating income	294	145	149	*
Operating expenses	150	147	3	2.0
Profit (loss) before tax	$144	$(2)	$146	*

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$106	$118	$(12)	(10.2)%
Global Liquidity and Cash Management, current accounts and savings deposits	99	110	(11)	(10.0)
Global Trade and Receivables Finance	14	14	—	—
Investment banking products and other(2)	37	26	11	42.3
Total operating income	$256	$268	$(12)	(4.5)%
(2)Includes allocated Markets Treasury revenue.
Our CMB segment reported a profit before tax during the three months ended March 31, 2021 compared with a loss before tax in the prior year period due primarily to lower expected credit losses and, to a lesser extent, higher other operating income. The improvement was partially offset by lower net interest income and higher operating expenses.
Net interest income decreased during the three months ended March 31, 2021 due to lower deposit spreads reflecting the impact of lower market rates and lower average loan balances, partially offset by higher average deposit balances.
Other operating income increased during the three months ended March 31, 2021 due primarily to higher allocated Markets Treasury revenue and higher account service fees, partially offset by lower loan syndication fees.

HSBC USA Inc.
Expected credit losses improved during the three months ended March 31, 2021 reflecting a release in credit loss reserves compared with a loss provision in the prior year period. The release in credit reserves in the current year period was driven by improved economic conditions which resulted in improved economic forecasts used for calculating ECL and client paydowns. In the prior year period, the loss provision was driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL and provisions for downgrades reflecting weakness in the financial condition of certain clients and loan growth as clients drew on their available lines of credit.
Operating expenses increased during the three months ended March 31, 2021 due primarily to higher deposit insurance assessment fees and higher incentive compensation expense, partially offset by lower salaries expense, lower travel expense and lower cost allocations from our support service functions, primarily branch network costs.
Global Banking and Markets  The following table summarizes the Group Reporting Basis results for our GBM segment:

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Net interest income	$95	$90	$5	5.6%
Other operating income	246	263	(17)	(6.5)
Total operating income(1)	341	353	(12)	(3.4)
Expected credit losses	(51)	116	(167)	*
Net operating income	392	237	155	65.4
Operating expenses	201	192	9	4.7
Profit before tax	$191	$45	$146	*

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our GBM segment. For purposes of the discussion below the table, total operating income is referred to as revenue. During the first quarter of 2021, we changed our presentation for the components of total operating income to provide a more detailed view. As a result, we have reclassified prior year amounts in order to conform to the current year presentation.

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$86	$136	$(50)	(36.8)%
Debt Markets	(2)	(15)	13	86.7
Securities Financing	9	5	4	80.0
Equities	16	8	8	100.0
Securities Services	6	7	(1)	(14.3)
Markets and Securities Services other(2)	(4)	7	(11)	*
Credit and funding valuation adjustments	18	(40)	58	*
Total Markets and Securities Services ("MSS")	129	108	21	19.4
Global Liquidity and Cash Management ("GLCM")	87	109	(22)	(20.2)
Capital Markets	67	40	27	67.5
Credit and Lending	18	18	—	—
Global Trade and Receivables Finance ("GTRF")	12	13	(1)	(7.7)
Global Banking other(3)	4	60	(56)	(93.3)
Total Global Banking	188	240	(52)	(21.7)
GBM other(4)	24	5	19	*
Total operating income	$341	$353	$(12)	(3.4)%
(2)Includes revenue associated with the exit or transfer of certain derivative contracts as part of our Restructuring Plan, including trading losses of $4 million recorded during the first quarter of 2021.
(3)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection and loan sales.
(4)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, allocated Markets Treasury revenue and certain corporate funding charges not assigned to products.

HSBC USA Inc.
Our GBM segment reported a higher profit before tax during the three months ended March 31, 2021 due primarily to lower expected credit losses, partially offset by lower other operating income and higher operating expenses.
MSS revenue increased during the three months ended March 31, 2021 due primarily to a gain from credit and funding valuation adjustments in the current year period due to compressed credit and funding spreads as well as widening interest rate spreads. In the prior year period, credit and funding valuation adjustments was a loss due to tightening interest rate spreads as well as widening credit spreads on derivative assets driven by market volatility caused by the COVID-19 pandemic. Also contributing to the increase was higher revenue in Debt Markets due to better trading results and improved risk management, higher revenue in Equities due to improved trading in structured derivatives and higher revenue in Securities Financing due to stronger revenue in short-term lending. The increase in MSS revenue was partially offset by lower Foreign Exchange and Metals revenue as market volatility driven by the COVID-19 pandemic resulted in increased trading opportunities in Foreign Exchange in the prior year period as well as lower other revenue reflecting the impact of our decision to exit or transfer certain derivative contracts as part of our Restructuring Plan, including trading losses of $4 million recorded during the first quarter of 2021.
Global Banking revenue decreased during the three months ended March 31, 2021 due primarily to lower revenue in Global Banking other due to lower revenue associated with credit default swap protection which largely reflects the hedging of a few client relationships. Also contributing to the decrease was lower GLCM revenue due to lower net interest income driven by lower deposit spreads reflecting the impact of lower market rates, partially offset by the impact of higher average deposit balances. The decrease in Global Banking revenue was partially offset by increased Capital Markets revenue due to higher loan syndication fees and higher revenue associated with the collection of a nonaccrual loan during the first quarter of 2021. The increase in Capital Markets revenue was partially offset by lower net interest income from lower average loan balances driven by the impact of our efforts to improve returns through disciplined lending as well as lower demand reflecting increased capital markets activity by clients coupled with economic uncertainty caused by the COVID-19 pandemic.
GBM other revenue increased during the three months ended March 31, 2021 due to higher allocated Markets Treasury revenue, lower corporate funding charges and lower liquidity charges, partially offset by lower cost reimbursements.
Expected credit losses improved during the three months ended March 31, 2021 reflecting a release in credit loss reserves compared with a loss provision in the prior year period. The release in credit reserves in the current year period was driven by improved economic conditions which resulted in improved economic forecasts used for calculating ECL and improvements in credit conditions associated with certain clients. Client paydowns also contributed to the release in credit reserves in the current year period. In the prior year period, the loss provision was driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL and provisions for risk factors associated with oil and gas industry loan exposures, downgrades reflecting weakness in the financial condition of certain clients and loan growth as clients drew on their available lines of credit.
Operating expenses increased during the three months ended March 31, 2021 due primarily to higher cost allocations from our support service functions, higher incentive compensation expense and higher deposit insurance assessment fees, partially offset by lower salaries expense.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Net interest expense	$(1)	$(13)	$12	92.3%
Other operating income (expense)	11	(24)	35	*
Total operating income (expense)(1)	10	(37)	47	*
Expected credit losses	—	—	—	—
Net operating income (expense)	10	(37)	47	*
Operating expenses	31	135	(104)	(77.0)
Loss before tax	$(21)	$(172)	$151	87.8%

*Percentage change is greater than 100 percent.

HSBC USA Inc.
(1)The following table summarizes the impact of key activities on the total operating income (expense) of our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2021	2020	Amount	%
	(dollars are in millions)
Legacy structured credit products	$3	$(74)	$77	*
Other	7	37	(30)	(81.1)
Total operating income (expense)	$10	$(37)	$47	*
Our CC segment reported a lower loss before tax during the three months ended March 31, 2021 due to lower operating expenses, higher other operating income and lower net interest expense.
Net interest expense was lower during the three months ended March 31, 2021 driven by lower retained liquidity charges and lower net interest expense from legacy structured credit products.
Other operating income increased during the three months ended March 31, 2021 due primarily to the non-recurrence of valuation losses on legacy structured credit products that were recorded in March 2020 due to market volatility caused by the COVID-19 pandemic. The increase in legacy structured credit products also reflects the impact of a structured note vehicle that was unwound during the third quarter of 2020 which was a key contributor to the loss recorded in the prior year period. These increases were partially offset by unfavorable movements related to the economic hedging of interest rate risk within our own debt and the non-recurrence of a $9 million gain recorded during the first quarter of 2020 on the sale of one of our owned retail branch properties.
Operating expenses were lower during the three months ended March 31, 2021 due primarily to the non-recurrence of $97 million of lease impairment and other related costs that were recorded in the first quarter of 2020 related to the consolidation of our retail branch network as part of our Restructuring Plan. Also contributing to the decrease was lower cost allocations from our technology and support service functions. These decreases were partially offset by higher allocated restructuring related costs from HTSU and other HSBC affiliates, primarily severance costs and support service project costs.
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
COVID-19 Loan Forbearance Initiatives We have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of the COVID-19 pandemic. Substantially all of the loans under these programs are not classified as TDR Loans due to our election to suspend TDR Loan classification under the CARES Act or their short-term nature as discussed under the Interagency Statement. In addition, under the Interagency Statement, for COVID-19 related loan modifications in the form of a payment deferral, the borrower’s past due status will not be affected during the deferral period and, if the loan was accruing at the time the relief was granted, the loan will generally not be placed on nonaccrual status as long as the borrower utilizes a payment deferral of six months or less. For consumer mortgage loans, when a borrower utilizes a payment deferral of more than six months, the loan will generally be placed on nonaccrual status and, if the loan does not meet the criteria in the CARES Act, assessed for TDR Loan classification. We have not modified our commercial loan nonaccrual policies as a result of this guidance. These COVID-19 related payment deferral programs could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those customers who may have otherwise moved into past due or nonaccrual status had such relief not been offered. See "Executive Overview," in this MD&A for additional information.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures in prior periods are presented under the caption "Critical Accounting Policies and Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2020 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2020 Form 10-K. There have been no significant revisions to our policies or methodologies during the first quarter of 2021.

HSBC USA Inc.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	March 31, 2021	December 31, 2020
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$670	$814
Consumer loans	183	201
Total loans	853	1,015
Securities held-to-maturity	2	2
Other financial assets measured at amortized cost(1)	2	2
Securities available-for-sale	1	1
Total allowance for credit losses	$858	$1,020

Liability for off-balance sheet credit exposures	$155	$237

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at March 31, 2021 decreased $162 million or 16 percent as compared with December 31, 2020 due to lower loss estimates on our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio.
Our commercial allowance for credit losses at March 31, 2021 decreased $144 million or 18 percent as compared with December 31, 2020 driven by improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL and improvements in credit conditions associated with certain clients as well as a decline in credit reserves for risk factors associated with economic uncertainty. Also contributing to the decrease were client paydowns.
Our consumer allowance for credit losses at March 31, 2021 decreased $18 million or 9 percent as compared with December 31, 2020 due primarily to a lower allowance for credit losses in credit cards driven by improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL and a release in credit reserves for risk factors primarily associated with forbearance accounts. Also contributing to the decrease was a release in credit reserves due to a decline in credit card balances reflecting seasonality and lower origination volumes.
The liability for off-balance sheet credit exposures at March 31, 2021 decreased $82 million or 35 percent as compared with December 31, 2020 resulting from the improved economic conditions consistent with commercial loans as discussed above.
Summary of Credit Loss Experience for Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	March 31, 2021		December 31, 2020
	(dollars are in millions)
Commercial(1)	$670	66.9%	$814	67.0%
Consumer:
Residential mortgages	(9)	29.9	(9)	29.6
Home equity mortgages	21	1.1	22	1.2
Credit cards	144	1.5	161	1.7
Other consumer	27	.6	27	.5
Total consumer	183	33.1	201	33.0
Total	$853	100.0%	$1,015	100.0%

(1)See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.

HSBC USA Inc.
The following table sets forth key ratios for the allowance for credit losses on loans for the periods indicated:

	March 31, 2021	December 31, 2020
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.70%	2.01%
Affiliates	—	—
Total commercial	1.63	1.96
Consumer:
Residential mortgages	(.05)	(.05)
Home equity mortgages	3.01	3.03
Credit cards	15.37	15.10
Other consumer	8.60	8.46
Total consumer	.90	.98
Total loans	1.39	1.63
Net charge-offs:(2)
Commercial(3)	16,750%	754%
Consumer	282	251
Total net charge-offs	1,236	540
Nonperforming loans:(1)(4)
Commercial	140%	150%
Consumer	15	17
Total nonperforming loans	51	59

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Ratios at March 31, 2021 reflect year-to-date net charge-offs, annualized. Ratios at December 31, 2020 reflect full year net charge-offs.
(3)Our commercial net charge-off coverage ratio for the quarter ended March 31, 2021 and year ended December 31, 2020 was 2,010 months and 90 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.
(4)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three months ended March 31, 2021 and 2020.
The allowance for credit losses on loans as a percentage of total loans held for investment at March 31, 2021 decreased as compared with December 31, 2020 as the decrease in our allowance for credit losses for the reasons discussed above outpaced a decrease in total loans held for investment.
The allowance for credit losses on loans as a percentage of net charge-offs at March 31, 2021 increased as compared with December 31, 2020 as a decrease in dollars of net charge-offs driven by lower charge-offs in our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio outpaced the decrease in our allowance for credit losses for the reasons discussed above.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at March 31, 2021 decreased as compared with December 31, 2020 as the decrease in our allowance for credit losses for the reasons discussed above outpaced a decrease in nonperforming loans driven by lower nonperforming loans in our commercial loan portfolio, partially offset by higher nonperforming loans in our consumer loan portfolio.

HSBC USA Inc.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans ("delinquency ratio"). For COVID-19 related loan modifications in the form of a payment deferral, the borrower's past due status will not be affected during the deferral period.

	March 31, 2021		December 31, 2020
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$194	.47%	$109	.26%
Consumer:
Residential mortgages(1)(2)	400	2.17	404	2.20
Home equity mortgages(1)(2)	25	3.58	25	3.44
Credit cards	36	3.84	28	2.63
Other consumer	9	2.87	8	2.51
Total consumer	470	2.31	465	2.27
Total	$664	1.08	$574	.92

(1)At March 31, 2021 and December 31, 2020, consumer mortgage loan delinquency includes $273 million and $281 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	March 31, 2021		December 31, 2020
	Delinquent Loan	Delinquency Ratio	Delinquent Loan	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$33	.89%	$34	.94%
ARM loans	201	1.54	191	1.46
Our two-months-and-over contractual delinquency ratio increased 16 basis points compared with December 31, 2020 due primarily to higher dollars of delinquency in our commercial loan portfolio.
Our commercial loan two-months-and-over contractual delinquency ratio increased 21 basis points compared with December 31, 2020 due to higher dollars of delinquency driven by a global banking client and a commercial real estate client, both of which became 60 days delinquent during the first quarter. The increase in commercial loan dollars of delinquency was partially offset by collections on several corporate banking loans.
Our consumer loan two-months-and-over contractual delinquency ratio increased slightly compared with December 31, 2020 as an increase in dollars of delinquency in credit cards driven by customers that exited forbearance relief was partially offset by lower dollars of delinquency in residential mortgages.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	Three Months Ended March 31,
	2021		2020
	Net Charge-off Dollars	Net Charge-off Ratio	Net Charge-off Dollars	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Business and corporate banking	$1	.03%	$10	.27%
Global banking	—	—	19	.42
Total commercial	1	.01	29	.23
Consumer:
Residential mortgages	(2)	(.04)	(3)	(.07)
Home equity mortgages	(2)	(1.12)	—	—
Credit cards	16	6.57	20	5.89
Other consumer	4	5.51	2	3.05
Total consumer	16	.32	19	.37
Total	$17	.11	$48	.27
Our net charge-off ratio as a percentage of average loans decreased 16 basis points during the three months ended March 31, 2021 due primarily to a lower level of net charge-offs in our commercial loan portfolio driven by the sale of a global banking loan and deterioration of a corporate banking loan in the prior year period. Also contributing to the decrease, to a lesser extent, was a lower level of net charge-offs in our consumer loan portfolio due primarily to lower charge-offs in credit cards reflecting a decline in credit card balances. The decrease in our net charge-off ratio was partially offset by lower average loan balances driven by a decline in the commercial loan portfolio.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans ("nonperforming ratio"):

	March 31, 2021		December 31, 2020
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$478	1.16%	$544	1.31%
Consumer:
Residential mortgages(2)(3)(4)	1,101	5.98	1,079	5.87
Home equity mortgages(2)(3)	64	9.17	63	8.67
Credit cards	28	2.99	19	1.78
Other consumer	3	.96	2	.63
Total consumer	1,196	5.87	1,163	5.68
Total	$1,674	2.72	$1,707	2.75

Other real estate owned(5)	$2		$3

(1)See Note 5, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At March 31, 2021 and December 31, 2020, total nonperforming loans include $31 million and $21 million, respectively, of accruing loans contractually 90 days or more past due, primarily credit cards and other consumer loans.
(2)At March 31, 2021 and December 31, 2020, nonperforming consumer mortgage loans include $371 million and $375 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(3)Nonperforming consumer mortgage loans held for investment include all loans which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent. At March 31, 2021 and December 31, 2020, nonaccrual consumer mortgage loans also included $535 million and $590 million, respectively, of loans under COVID-19 related payment deferral programs where the borrowers utilized a payment deferral of more than six months and, as a result, have been placed on nonaccrual status.
(4)Nonperforming consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association. Repayment of these loans is predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our customer loan portfolio.
(5)Includes $1 million or less of commercial other real estate owned at March 31, 2021 and December 31, 2020.
Our nonperforming loans ratio decreased 3 basis points compared with December 31, 2020 due to lower nonperforming loans in our commercial loan portfolio, partially offset by higher nonperforming loans in our consumer loan portfolio. Our commercial nonperforming loans ratio decreased 15 basis points compared with December 31, 2020 due to lower nonperforming loans driven by the paydown of two global banking loans, partially offset by downgrades. Our consumer nonperforming loans ratio increased 19 basis points compared with December 31, 2020 due primarily to higher nonperforming loans in residential mortgages reflecting an increase in customers that utilized a forbearance relief payment deferral of more than six months and, to a lesser extent, higher nonperforming loans in credit cards driven by customers that exited forbearance relief.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2020 Form 10-K.

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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below:

	March 31, 2021		December 31, 2020
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Real estate	$7,995	$2,293	$8,323	$2,163
Diversified financials	6,878	12,571	7,644	13,058
Consumer services	4,895	3,645	4,619	3,692
Retailing	2,255	5,565	2,286	4,989
Chemicals	2,028	3,887	2,012	4,025
Commercial and professional services	1,954	5,407	1,877	5,245
Capital goods	1,764	5,880	1,696	5,884
Energy	1,543	5,978	1,849	6,123
Consumer durables and apparel	1,315	2,920	1,457	2,914
Technology hardware and equipment	1,110	7,207	1,329	7,054
Banks	922	311	476	187
Utilities	862	813	839	1,371
Software and services	825	2,307	823	2,322
Health care equipment and services	680	2,048	761	1,957
Telecommunication services	655	578	367	606
Pharmaceuticals, biotechnology and life science	598	3,660	605	3,912
Food, beverage and tobacco	581	2,876	612	3,030
Transportation	581	526	676	398
Food and staples retailing	469	2,173	522	2,055
Metals and mining	462	1,148	455	1,158
Total commercial credit exposure in top 20 industries(1)	38,372	71,793	39,228	72,143
All other industries	1,128	12,865	1,271	13,257
Total commercial credit exposure(2)	$39,500	$84,658	$40,499	$85,400

(1)Based on utilization at March 31, 2021.
(2)Excludes commercial credit exposures with affiliates.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at March 31, 2021 and December 31, 2020 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
March 31, 2021
New York State	27.4%	30.4%
California	23.8	46.3
North Central United States	4.0	1.3
North Eastern United States, excluding New York State	6.4	7.6
Southern United States	30.7	9.3
Western United States, excluding California	7.7	5.1
Total	100.0%	100.0%
December 31, 2020
New York State	27.1%	30.6%
California	25.6	45.9
North Central United States	3.9	1.4
North Eastern United States, excluding New York State	6.2	7.7
Southern United States	29.8	9.4
Western United States, excluding California	7.4	5.0
Total	100.0%	100.0%
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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios at March 31, 2021 and December 31, 2020. Each category is not mutually exclusive and loans may appear in more than one category below.

	March 31, 2021	December 31, 2020
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,703	$3,597
ARM loans(1)	13,083	13,038

(1)During the remainder of 2021 and during 2022, approximately $465 million and $651 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $95 million and $208 million at March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021	December 31, 2020
	(in millions)
Closed end:
First lien	$18,425	$18,377
Second lien	35	31
Revolving(1)	663	696
Total	$19,123	$19,104

(1)A majority of revolving are second lien mortgages.

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

	March 31, 2021	December 31, 2020
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$19,073	$21,624
Less: collateral held against exposure	6,060	5,907
Net credit risk exposure	$13,013	$15,717

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
During the first quarter of 2021, the COVID-19 pandemic continued to impact business and economic activity. We continue to actively monitor and control our liquidity and funding risk in accordance with HSBC policy. To date, we have not experienced any significant impact to our liquidity or funding capabilities as a result of the pandemic. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity and funding risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk. We continuously monitor the impact of market events on our liquidity positions and will continue to adapt our framework as necessary to reflect market events.

HSBC USA Inc.
Interest Bearing Deposits with Banks totaled $53,607 million and $14,353 million at March 31, 2021 and December 31, 2020, respectively, of which $53,404 million and $13,895 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $3,760 million and $35,746 million at March 31, 2021 and December 31, 2020, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $18,765 million and $19,494 million at March 31, 2021 and December 31, 2020, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $42,496 million and $49,653 million at March 31, 2021 and December 31, 2020, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $5,243 million and $4,952 million at March 31, 2021 and December 31, 2020, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $148,582 million and $145,150 million at March 31, 2021 and December 31, 2020, respectively, which included $131,230 million and $125,586 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $18,179 million at March 31, 2021 from $19,979 million at December 31, 2020. The following table presents the maturities of long-term debt at March 31, 2021:

(in millions)
2021	$4,286
2022	2,870
2023	1,452
2024	1,506
2025	2,743
Thereafter	5,322
Total	$18,179
The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2021 and 2020:

Three Months Ended March 31,	2021	2020
	(in millions)
Long-term debt issued	$2,288	$5,844
Long-term debt repaid	(4,071)	(2,864)
Net long-term debt issued (repaid)	$(1,783)	$2,980
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the three months ended March 31, 2021.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. During the first quarter of 2021, due to an anticipated decrease in utilization of the shelf registration statement, the Board of Directors approved a reduction in the amount we are authorized to issue from $25,000 million at December 31, 2020 to $20,000 million, of which $11,636 million was available at March 31, 2021. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $12,867 million was available at March 31, 2021. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At March 31, 2021, long-term debt included $2,750 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $14,392 million.

HSBC USA Inc.
Preferred Equity  See Note 18, "Preferred Stock," in our 2020 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first quarter of 2021, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Common equity Tier 1 capital to risk-weighted assets(1)	15.1%	14.5%
Tier 1 capital to risk-weighted assets(1)	16.2	15.6
Total capital to risk-weighted assets(1)	18.7	18.8
Tier 1 leverage ratio(2)	8.8	8.6
Supplementary leverage ratio(3)(4)	8.3	7.8

(1)Prior period amounts have been revised to conform to the current period presentation. See Note 16, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further discussion.
(2)Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.
(3)Total leverage exposure, the SLR denominator, includes adjusted quarterly average assets plus certain off-balance sheet exposures.
(4)As discussed further below, the rules that permitted banking institutions to temporarily exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the denominator of their SLR expired on April 1, 2021. As a result, HSBC USA's SLR decreased to approximately 6.7 percent at April 1, 2021.
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
Also in response to the COVID-19 pandemic, the federal banking agencies issued final rules that permitted intermediate holding companies, such as HSBC North America, and depository institutions, such as HSBC Bank USA, to temporarily exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the denominator of their SLR. The rules were designed to allow banking institutions to expand their balance sheets to accommodate increased customer deposits while continuing to provide credit to companies and households. These changes took effect in 2020 and expired on April 1, 2021.
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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). The Basel III rule establishes minimum capital ratios and overall capital adequacy standards for banks and bank holding companies ("BHCs"). In 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Economic Growth, Regulatory Relief and Consumer Protection Act that tailor the application of the enhanced prudential standards for large BHC and foreign banking organizations (the "Tailoring Rules"). The Tailoring Rules assign each BHC and IHC with $50 billion or more in total U.S. assets into one of five classifications (Categories I through IV, and 'other firms') based on its size and four risk-based indicators. Under the Tailoring Rules, HSBC North America and HSBC Bank USA are subject to Category III standards and calculate their risk-based capital requirements for credit risk solely using the generally-applicable Standardized Approach. For additional discussion of the Basel III final rule requirements, including required minimum capital ratios, as well

HSBC USA Inc.
as further discussion of the Tailoring Rules and other related regulatory developments and their expected impact see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2020 Form 10-K. We continue to review the composition of our capital structure and capital buffers in light of these developments.
Capital Planning and Stress Testing The FRB requires certain U.S. top-tier BHCs and IHCs, including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and annual company-run stress tests as required under Dodd-Frank (collectively, "DFAST"). Disclosure of the company-run stress tests is required only every other year. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB (and internally developed scenarios for the company-run exercises) on the financial condition and capital adequacy of a CCAR firm over a nine quarter planning horizon. For further discussion of capital planning and stress testing, including detail regarding the FRB's supervisory assessment as part of the CCAR process, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2020 Form 10-K.
In March 2021, the FRB announced that it intends to terminate restrictions on capital distributions put in place in connection with additional stress tests that the FRB conducted to assess the impact of the COVID-19 pandemic. These additional restrictions on CCAR firms' distributions will remain in place through the second quarter of 2021, but will terminate for firms with capital levels above the minimum requirements in the 2021 CCAR exercise, the results of which will be made public on or before June 30, 2021. Under these additional restrictions, CCAR firms may make certain capital distributions in the first two quarters of 2021, provided that the distributions generally do not exceed net income.
HSBC North America submitted its 2021 CCAR capital plan and its 2021 annual company-run DFAST results in April 2021. HSBC North America will publicly disclose their latest annual DFAST results, as required, within 15 days of the FRB disclosing the results of its own DFAST results. The FRB will publicly disclose its own DFAST and CCAR results on or before June 30, 2021. Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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
2021 Funding Strategy  Our current estimate for funding needs and sources for 2021 are summarized in the following table:

	Actual January 1 through March 31, 2021	Estimated April 1 through December 31, 2021	Estimated Full Year 2021
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$—	$3	$3
Net change in short-term investments and securities	—	(4)	(4)
Net change in trading and other assets	(2)	—	(2)
Total funding needs	$(2)	$(1)	$(3)
Increase (decrease) in funding sources:
Net change in deposits	$3	$3	$6
Net change in trading and other short-term liabilities	(3)	(2)	(5)
Net change in long-term debt	(2)	(2)	(4)
Total funding sources	$(2)	$(1)	$(3)
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
HSBC Bank USA is subject to significant restrictions imposed by federal law on extensions of credit to, and certain other 'covered transactions' with HSBC USA and other affiliates. For further discussion, see Part I, "Regulation and Competition - Affiliate Transaction Restrictions," in our 2020 Form 10-K.

HSBC USA Inc.
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
The following table provides maturity information related to our credit derivatives and off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. In addition, implementation of our business strategy (as described under the heading "Executive Overview - 2020 Events" in our 2020 Form 10-K) will affect our contractual obligations over time, including with respect to credit derivatives. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements.

	Balance at March 31, 2021
	One Year or less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2020

Standby letters of credit, net of participations(1)	$6,476	$2,070	$151	$8,697	$8,545
Commercial letters of credit	240	66	—	306	197
Credit derivatives(2)	2,117	12,960	886	15,963	19,500
Other commitments to extend credit:
Commercial(3)	19,017	64,250	2,943	86,210	87,875
Consumer	8,337	—	—	8,337	8,173
Total	$36,187	$79,346	$3,980	$119,513	$124,290

(1)Includes $1,834 million and $1,836 million issued for the benefit of HSBC affiliates at March 31, 2021 and December 31, 2020, respectively.
(2)Includes $13,448 million and $13,550 million issued for the benefit of HSBC affiliates at March 31, 2021 and December 31, 2020, respectively.
(3)Includes $1,552 million and $2,475 million issued for the benefit of HSBC affiliates at March 31, 2021 and December 31, 2020, respectively.
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

HSBC USA Inc.
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
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, non-exchange-traded derivative contracts, asset-backed securities, obligations of U.S. states and political subdivisions, corporate debt securities, certain foreign government-backed debt, preferred securities, securities purchased and sold under resale and repurchase agreements, precious metals, certain loans held for sale, certain student loans held for investment, residential mortgage loans whose carrying amount was reduced based on the fair value of the underlying collateral and real estate owned as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. We have established a process to understand the methodologies and inputs used by the third party pricing services to ensure that pricing information meets the fair value objective and, where appropriate, this pricing data is back-tested to market trade executions. Where significant differences arise among the independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2021 and December 31, 2020, our Level 3 measurements included the following: certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives referenced to illiquid assets of less desirable credit quality and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.

HSBC USA Inc.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(dollars are in millions)
Level 3 assets(1)(2)	$932	$1,118
Total assets measured at fair value(1)(3)	84,509	98,640
Level 3 liabilities(1)	1,589	1,620
Total liabilities measured at fair value(1)	36,700	49,380
Level 3 assets as a percent of total assets measured at fair value	1.1%	1.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	4.3%	3.3%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $706 million of recurring Level 3 assets and $226 million of non-recurring Level 3 assets at March 31, 2021. Includes $845 million of recurring Level 3 assets and $273 million of non-recurring Level 3 assets at December 31, 2020.
(3)Includes $83,954 million of assets measured on a recurring basis and $555 million of assets measured on a non-recurring basis at March 31, 2021. Includes $97,982 million of assets measured on a recurring basis and $658 million of assets measured on a non-recurring basis at December 31, 2020.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2021 and 2020 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $11 million or a decrease of the overall fair value measurement of approximately $10 million at March 31, 2021. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers and certain deal-contingent forward starting interest rate derivatives.

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
Our Board of Directors has the ultimate responsibility for effective management of risk. It is advised on risk matters by the Risk Committee and the Compliance and Conduct Committee of the Board of Directors. In particular, the Risk Committee of the Board of Directors advises the Board of Directors on risk appetite and its alignment with our strategy, risk governance and internal controls as well as high-level risk related matters. Robust risk governance and accountability are embedded throughout our business through an established framework that helps to ensure appropriate oversight of and accountability for the effective management of risk.
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

HSBC USA Inc.
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
See "Risk Management" in MD&A in our 2020 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Other than the change to financial crime risk management discussed below, there have been no material changes to our approach to risk management since December 31, 2020.
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. The impact of the COVID-19 pandemic continued to create economic uncertainty during the first quarter of 2021. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2020 Form 10-K for a more complete discussion of our approach to credit risk.
Treasury Risk Management We continuously monitor our capital ratios and the impact of market events on our liquidity positions and will continue to adapt our frameworks as necessary to reflect market events and the evolving regulatory landscape and view as to best practices. See "Risk Management" in MD&A in our 2020 Form 10-K for a more complete discussion of our approach to treasury risk.
Capital risk See "Liquidity and Capital Resources" in this MD&A for a discussion of our approach to capital risk management, including our capital ratios and regulatory capital requirements.
Liquidity and funding risk As part of our approach towards liquidity and funding risk management, we employ the measures discussed below to define, monitor and control our liquidity and funding risk in accordance with HSBC policy.
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both March 31, 2021 and December 31, 2020, HSBC USA's LCR exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets. HSBC North America and HSBC Bank USA are also subject to the U.S. LCR rule and are required to report their LCR to U.S. regulators on a daily basis. Under the Tailoring Rules, an 85 percent LCR requirement applies to Category III firms with weighted short-term wholesale funding under $75 billion, including HSBC North America, and their depository institution subsidiaries, such as HSBC Bank USA, from 100 to 85 percent beginning January 1, 2020. As a result, under the U.S. LCR rule, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 85 percent of a Category III firm's

HSBC USA Inc.
liquidity needs for a 30 calendar day liquidity stress scenario. During the three months ended March 31, 2021, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement.
The U.K. calibration of the Basel Committee based Net Stable Funding Ratio ("NSFR"), which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR guidance, which may differ in future periods depending on completion of the U.K. calibration. The U.K. NSFR rules are expected to become effective in January 2022. At both March 31, 2021 and December 31, 2020, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures. In October 2020, U.S. regulators issued a final rule to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA, that will take effect July 1, 2021. Consistent with the Tailoring Rules, an 85 percent NSFR requirement will apply to Category III firms with weighted short-term wholesale funding under $75 billion, including HSBC North America, and their depository institution subsidiaries, such as HSBC Bank USA, when the final rule becomes effective July 1, 2021. As a result, under the U.S. NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 85 percent of a Category III firm's required amount of funding for assets and off-balance sheet exposures. At both March 31, 2021 and December 31, 2020, HSBC Bank USA's estimated NSFR, based on our interpretation and understanding of the U.S. NSFR rule, exceeded 100 percent.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at March 31, 2021:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At March 31, 2021, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
See "Liquidity and Capital Resources" in this MD&A for further discussion of our liquidity position, including additional information regarding our outstanding borrowings, the remaining availability of our debt issuance programs and our funding strategy.
Interest rate risk Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. See "Risk Management" in MD&A in our 2020 Form 10-K for a more complete discussion of our approach to interest rate risk.

HSBC USA Inc.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both March 31, 2021 and December 31, 2020, our EVE remained within risk appetite for the up 200 and down 200 basis point interest rate shock scenarios.
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

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on April 1, 2021 and January 1, 2021, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$241	10%	$186	7%
Resulting from a gradual 100 basis point decrease in the yield curve	(261)	(11)	(213)	(8)
Other significant scenarios monitored (reflects projected rate movements on April 1, 2021 and January 1, 2021, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	361	15	274	11
Resulting from an immediate 100 basis point decrease in the yield curve	(485)	(20)	(379)	(15)
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
We apply similar risk management policies and measurement techniques to both trading and non-trading portfolios. Our objective is to manage and control market risk exposures to optimize return on risk while maintaining a market profile consistent with our established risk appetite. See "Risk Management" in MD&A in our 2020 Form 10-K for a more complete discussion of our approach to market risk.
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
Trading portfolios Trading VaR generates primarily from the Markets and Securities Services unit of our GBM business segment. Portfolios comprise mainly foreign exchange products, interest rate swaps, credit default swaps and precious metals (i.e., gold, silver, platinum) in both North America and emerging markets.

HSBC USA Inc.
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the three months ended March 31, 2021 and at December 31, 2020:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio Diversification(1)	Total(2)
	(in millions)
At March 31, 2021	$3	$8	$1	$(2)	$10

Three Months Ended March 31, 2021
Average	3	7	1	(3)	8
Maximum	5	10	2		12
Minimum	1	6	—		6

At December 31, 2020	$3	$7	$2	$(5)	$7

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
During the first quarter of 2021, we experienced no loss back-testing exceptions.
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

HSBC USA Inc.
The following table summarizes our non-trading VaR for the three months ended March 31, 2021 and at December 31, 2020:

	Interest rate	Credit Spread	Portfolio Diversification(1)	Total(1)
	(in millions)
At March 31, 2021	$120	$64	$(59)	$125

Three Months Ended March 31, 2021
Average	85	74	(61)	98
Maximum	126	83		128
Minimum	61	64		72

At December 31, 2020	$69	$66	$(66)	$69

(1)    Refer to the Trading VaR table above for additional information.
Non trading VaR was higher at March 31, 2021 as compared with December 31, 2021 due primarily to an increase in volatility of interest rates and spread volatility on U.S. Treasury and U.S. Government agency mortgage-backed securities.
Non-trading VaR also includes the interest rate risk of non-trading financial assets and liabilities held by the global businesses and transfer priced into Markets Treasury which has the mandate to centrally manage and hedge it. See "Treasury Risk Management" above for a broader discussion on how interest rate risk is managed.
Financial Crime Risk Management The Financial Crime Risk Management Committee ("FCRMC"), chaired by the U.S. Head of Financial Crime and Bank Secrecy Act/Anti-Money Laundering Compliance Officer, served as the principal financial crime governance forum, responsible for the management of financial crime risk. As a reflection of the growing maturity and effectiveness of financial crime risk management, the functions of the FCRMC were integrated into the Risk Management Meeting ("RMM") during the first quarter of 2021. With this change, the RMM now oversees the risk management of both regulatory compliance and financial crime. There have been no other material changes to our approach to financial crime risk management since December 31, 2020.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2021 and 2020 included fees of $20 million and $17 million, respectively.

Three Months Ended March 31,	2021			2020
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$29,184	$7	.10%	$17,688	$54	1.23%
Federal funds sold and securities purchased under resale agreements	24,652	9	.15	5,364	33	2.47
Trading securities	18,956	48	1.03	25,206	80	1.28
Securities	46,798	177	1.53	51,534	243	1.90
Loans:
Commercial	41,443	282	2.76	50,525	448	3.57
Consumer:
Residential mortgages	18,552	138	3.02	18,018	155	3.46
Home equity mortgages	712	5	2.85	821	9	4.41
Credit cards	989	21	8.61	1,358	20	5.92
Other consumer	291	5	6.97	262	6	9.21
Total consumer	20,544	169	3.34	20,459	190	3.74
Total loans	61,987	451	2.95	70,984	638	3.61
Other	2,879	9	1.27	5,545	19	1.38
Total interest earning assets	$184,456	$701	1.54%	$176,321	$1,067	2.43%
Allowance for credit losses	(991)			(457)
Cash and due from banks	1,304			1,245
Other assets	14,322			11,881
Total assets	$199,091			$188,990
Liabilities and Equity:
Domestic deposits:
Savings deposits	$68,118	$31	.18%	$51,334	$108	.85%
Time deposits	17,507	34	.79	29,971	164	2.20
Other interest bearing deposits	22,229	16	.29	13,482	43	1.28
Foreign deposits:
Foreign banks deposits	5,401	—	.03	4,625	4	.35
Other interest bearing deposits	271	—	—	761	2	1.06
Total interest bearing deposits	113,526	81	.29	100,173	321	1.29
Short-term borrowings	5,700	5	.36	10,558	40	1.52
Long-term debt	19,659	82	1.69	25,097	198	3.17
Total interest bearing deposits and debt	138,885	168	.49	135,828	559	1.66
Tax liabilities and other	684	2	1.19	820	4	1.96
Total interest bearing liabilities	$139,569	$170	.49%	$136,648	$563	1.66%
Net interest income/Interest rate spread		$531	1.05%		$504	.77%
Noninterest bearing deposits	35,190			25,689
Other liabilities	6,126			8,131
Total equity	18,206			18,522
Total liabilities and equity	$199,091			$188,990
Net interest margin on average earning assets			1.17%			1.15%
Net interest income to average total assets			1.08%			1.07%

HSBC USA Inc.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is included within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Risk Management section under the captions "Treasury Risk Management - Interest Rate Risk" and "Market Risk Management."

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the first quarter of 2021 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the first quarter of 2021 and approximately 17 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the matter described below.
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the first quarter of 2021, was approximately $632.
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
Other activity The HSBC Group has an insurance company customer in the United Arab Emirates that, during the first quarter of 2021, made local currency payments for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. The HSBC Group processed these payments to the hospital made by its customer.
The HSBC Group has a customer in the United Arab Emirates that, during the first quarter of 2021, received a local currency check from a hospital located in the United Arab Emirates and owned by the Government of Iran. The HSBC Group processed this check from the hospital to its customer.
The HSBC Group has a customer in the United Arab Emirates that, during the first quarter of 2021, received a local currency check from an Iranian-owned insurance company. The HSBC Group processed this check from the insurance company to its customer.
The HSBC Group has two customers in France that, during the first quarter of 2021, each received a local currency payment from an Iranian-owned bank in relation to management charges for property owned by the Iranian-owned bank. The HSBC Group processed these payments to its customers.
The HSBC Group has a customer in Hong Kong that, during the first quarter of 2021, received local currency salary payments from an Iranian-owned bank. The HSBC Group processed these payments to its customer.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2021.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2021. There was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2021 relating to these frozen accounts.

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 13, 2021 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed April 14, 2021).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2021 and 2020, (ii) the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iii) the Consolidated Balance Sheet at March 31, 2021 and December 31, 2020, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2021 and 2020, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 27, 2021

HSBC USA INC.

By:	/s/ KAVITA MAHTANI
Kavita Mahtani
Senior Executive Vice President and
Chief Financial Officer