Form 10-Q
period 2021-06-30
HSBC USA INC /MD/
filed 2021-08-02
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of July 30, 2021, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Interest income:
Loans	$441	$580	$892	$1,218
Securities	160	262	337	505
Trading securities	54	48	102	128
Short-term investments	17	23	33	110
Other	4	5	13	24
Total interest income	676	918	1,377	1,985
Interest expense:
Deposits	69	200	150	521
Short-term borrowings	4	15	9	55
Long-term debt	78	162	160	360
Other	2	3	4	7
Total interest expense	153	380	323	943
Net interest income	523	538	1,054	1,042
Provision for credit losses	(229)	219	(456)	945
Net interest income after provision for credit losses	752	319	1,510	97
Other revenues:
Credit card fees, net	13	9	23	20
Trust and investment management fees	26	33	55	64
Other fees and commissions	171	137	336	288
Trading revenue	2	192	43	206
Other securities gains, net	18	31	47	59
Servicing and other fees from HSBC affiliates	70	81	153	169
Gain on instruments designated at fair value and related derivatives	7	22	25	—
Other income (loss)	(3)	(41)	6	45
Total other revenues	304	464	688	851
Operating expenses:
Salaries and employee benefits	182	190	358	397
Support services from HSBC affiliates	392	389	759	771
Occupancy expense, net	118	38	148	178
Goodwill impairment (Note 9)	—	—	—	784
Other expenses	110	110	219	202
Total operating expenses	802	727	1,484	2,332
Income (loss) before income tax	254	56	714	(1,384)
Income tax expense (benefit)	61	49	182	(108)
Net income (loss)	$193	$7	$532	$(1,276)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$193	$7	$532	$(1,276)
Net change in unrealized gains (losses), net of tax:
Investment securities	53	110	(578)	868
Fair value option liabilities attributable to our own credit spread	10	(261)	—	146
Derivatives designated as cash flow hedges	(9)	3	(21)	93
Pension and post-retirement benefit plans	1	—	1	—
Total other comprehensive income (loss)	55	(148)	(598)	1,107
Comprehensive income (loss)	$248	$(141)	$(66)	$(169)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2021	December 31, 2020
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,364	$1,302
Interest bearing deposits with banks	48,504	14,353
Federal funds sold and securities purchased under agreements to resell	10,503	35,746
Trading assets (includes $2.2 billion and $1.3 billion pledged to creditors at June 30, 2021 and December 31, 2020, respectively)	28,343	27,284
Securities available-for-sale (includes amortized cost of $34.5 billion and $39.6 billion at June 30, 2021 and December 31, 2020, respectively, an allowance for credit losses of $1 million at both June 30, 2021 and December 31, 2020, and $0.8 billion and $2.1 billion pledged to creditors at June 30, 2021 and December 31, 2020, respectively)	34,717	40,672
Securities held-to-maturity, net of allowance for credit losses of $2 million at both June 30, 2021 and December 31, 2020 (fair value of $7.0 billion and $9.4 billion at June 30, 2021 and December 31, 2020, respectively)	6,758	8,981
Loans (includes $29 million and $32 million designated under fair value option at June 30, 2021 and December 31, 2020, respectively)	54,398	62,088
Less – allowance for credit losses	547	1,015
Loans, net	53,851	61,073
Loans held for sale (includes $215 million and $36 million designated under fair value option at June 30, 2021 and December 31, 2020, respectively, and $2,655 million related to branch disposal group held for sale at June 30, 2021)	4,106	337
Properties and equipment, net	68	144
Goodwill	458	458
Other branch related assets held for sale	237	—
Other assets, net of allowance for credit losses of $1 million and $2 million at June 30, 2021 and December 31, 2020, respectively	5,979	6,084
Total assets	$194,888	$196,434
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$37,068	$32,428
Interest bearing (includes $3.3 billion and $4.2 billion designated under fair value option at June 30, 2021 and December 31, 2020, respectively)	93,163	107,427
Foreign deposits - interest bearing	7,195	5,295
Deposits held for sale	9,939	—
Total deposits	147,365	145,150
Short-term borrowings	3,806	4,952
Long-term debt (includes $9.8 billion and $10.7 billion designated under fair value option at June 30, 2021 and December 31, 2020, respectively)	19,234	19,979
Total debt	170,405	170,081
Trading liabilities	2,940	5,397
Other branch related liabilities held for sale	161	—
Interest, taxes and other liabilities	3,198	2,665
Total liabilities	176,704	178,143
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both June 30, 2021 and December 31, 2020)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both June 30, 2021 and December 31, 2020)	—	—
Additional paid-in capital	15,743	15,746
Retained earnings	1,095	601
Accumulated other comprehensive income	81	679
Total common equity	16,919	17,026
Total equity	18,184	18,291
Total liabilities and equity	$194,888	$196,434

(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at June 30, 2021 and December 31, 2020. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 18, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	June 30, 2021	December 31, 2020
	(in millions)
Assets
Loans	$—	$10
Other assets	70	79
Total assets	$70	$89
Liabilities
Interest, taxes and other liabilities	$24	$10
Total liabilities	$24	$10

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30,	2021	2020
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	15,743	15,741
Employee benefit plans	—	5
Balance at end of period	15,743	15,746
Retained earnings
Balance at beginning of period	940	335
Net income	193	7
Cash dividends declared on preferred stock	(38)	(39)
Balance at end of period	1,095	303
Accumulated other comprehensive income
Balance at beginning of period	26	978
Other comprehensive income (loss), net of tax	55	(148)
Balance at end of period	81	830
Total common equity	16,919	16,879
Total equity	$18,184	$18,144

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued) (UNAUDITED)
Six Months Ended June 30,	2021	2020
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	15,746	15,736
Employee benefit plans	(3)	10
Balance at end of period	15,743	15,746
Retained earnings
Balance at beginning of period	601	1,534
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on financial assets measured at amortized cost, net of tax	—	84
Cumulative effect adjustment to initially apply fair value option accounting election, as permitted under new accounting guidance, to certain student loans held for investment, net of tax	—	2
Reclassification from accumulated other comprehensive income of cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax	—	(2)
Balance at beginning of period, adjusted	601	1,618
Net income (loss)	532	(1,276)
Cash dividends declared on preferred stock	(38)	(39)
Balance at end of period	1,095	303
Accumulated other comprehensive income
Balance at beginning of period	679	(279)
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax	—	2
Balance at beginning of period, adjusted	679	(277)
Other comprehensive income (loss), net of tax	(598)	1,107
Balance at end of period	81	830
Total common equity	16,919	16,879
Total equity	$18,184	$18,144

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2021	2020
	(in millions)
Cash flows from operating activities
Net income (loss)	$532	$(1,276)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	161	101
Goodwill impairment	—	784
Provision for credit losses	(456)	945
Net realized gains on securities available-for-sale	(47)	(59)
Net change in other assets and liabilities	1,219	(2,029)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(1,407)	(1,854)
Sales and collections of loans held for sale	1,398	1,971
Net change in trading assets and liabilities	(3,516)	(3,974)
Lower of amortized cost or fair value adjustments on loans held for sale	5	8
Loss (gain) on instruments designated at fair value and related derivatives	(25)	—
Net cash used in operating activities	(2,136)	(5,383)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	25,243	(11,417)
Securities available-for-sale:
Purchases of securities available-for-sale	(9,173)	(15,917)
Proceeds from sales of securities available-for-sale	6,170	7,899
Proceeds from paydowns and maturities of securities available-for-sale	7,865	4,256
Securities held-to-maturity:
Purchases of securities held-to-maturity	—	(515)
Proceeds from sales of securities held-to-maturity	—	340
Proceeds from paydowns and maturities of securities held-to-maturity	2,210	1,810
Change in loans:
Collections, net of originations	2,718	(4,450)
Loans sold to third parties	1,091	397
Net cash provided by disposals of properties and equipment	—	2
Other, net	80	(218)
Net cash provided by (used in) investing activities	36,204	(17,813)
Cash flows from financing activities
Net change in deposits	2,221	33,306
Debt:
Net change in short-term borrowings	(1,146)	2,443
Issuance of long-term debt	5,317	6,350
Repayment of long-term debt	(6,154)	(3,656)
Other increases (decreases) in capital surplus	(3)	10
Dividends paid	(38)	(39)
Net cash provided by financing activities	197	38,414
Net change in cash and due from banks and interest bearing deposits with banks	34,265	15,218
Cash and due from banks and interest bearing deposits with banks at beginning of period	15,655	3,782
Cash and due from banks and interest bearing deposits with banks at end of period(1)	$49,920	$19,000

(1)Includes $52 million of cash which is reported in other branch related assets held for sale on the consolidated balance sheet at June 30, 2021.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	10	12	Accumulated Other Comprehensive Income	49
2	Strategic Initiatives	11	13	Pension and Other Postretirement Benefits	51
3	Branch Assets and Liabilities Held for Sale	13	14	Fee Income from Contracts with Customers	51
4	Trading Assets and Liabilities	15	15	Related Party Transactions	52
5	Securities	16	16	Business Segments	54
6	Loans	20	17	Retained Earnings and Regulatory Capital Requirements	56
7	Allowance for Credit Losses	34	18	Variable Interest Entities	58
8	Loans Held for Sale	38	19	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	60
9	Goodwill	39	20	Fair Value Measurements	65
10	Derivative Financial Instruments	39	21	Litigation and Regulatory Matters	81
11	Fair Value Option	46	22	New Accounting Pronouncements	81

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

HSBC USA Inc.
2. Strategic Initiatives

As discussed in our 2020 Form 10-K, in February 2020, our Board of Directors approved a strategic plan to restructure our operations ("Restructuring Plan") in alignment with HSBC’s global strategy to refocus our wholesale operations to better serve our international corporate clients and restructure our retail operations to better meet the needs of globally mobile and affluent clients. Our Restructuring Plan also includes streamlining our functional and operations support model by removing duplication and reducing the size of our balance sheet to better align with the scope and scale of the U.S. opportunity. We previously disclosed that we expect to incur pre-tax charges in connection with this Restructuring Plan largely over the two year period of 2020-2021 of approximately $520-$590 million ($390-$450 million after-tax). In May 2021, our Board of Directors approved further actions as part of our Restructuring Plan to reposition our Wealth and Personal Banking business to focus on the banking and wealth management needs of globally-connected affluent and high net worth clients and exit our mass market retail banking business as discussed further below. As a result of this decision, along with the identification of additional restructuring activities primarily relating to further simplifying our wholesale operations and support service functions as well as additional investments in systems infrastructure and new technologies, we determined we would incur additional pre-tax charges of approximately $380-$410 million ($290-$310 million after-tax). We currently expect we will incur our remaining estimated pre-tax charges through 2022. The following table presents a summary of the total pre-tax charges we expect to incur by reportable segment:

	Expected Charges in Connection with Restructuring Plan
	Minimum	Maximum
	(in millions)
Wealth and Personal Banking	$160	$180
Commercial Banking	25	35
Global Banking and Markets	115	130
Corporate Center(1)	600	655
Total	$900	$1,000

(1)Includes restructuring charges primarily related to lease impairment and other related costs, support service project costs and severance costs associated with certain centralized activities and functions.
Throughout 2020 and into the second quarter of 2021, we continued to progress our Restructuring Plan, including simplification of our support service functions, the exit or transfer of certain derivative contracts and consolidation of our wholesale and retail middle and back office functions, each under a single operations structure. The consolidation of our wholesale middle and back office functions was completed in the second quarter of 2021. As noted above, during the second quarter of 2021, we made the decision to exit our mass market retail banking business, including the sale or closure of certain branches, and transferred certain assets and liabilities to held for sale. See Note 3, "Branch Assets and Liabilities Held for Sale," for additional information. During the three and six months ended June 30, 2021, we recorded pre-tax charges in connection with our Restructuring Plan totaling $118 million and $136 million, respectively. In 2020, we also completed the initial consolidation of our retail branch network and the creation of our Wealth and Personal Banking business. During the three and six months ended June 30, 2020, we recorded pre-tax charges in connection with our Restructuring Plan totaling $49 million and $160 million, respectively. In total, we have recorded $416 million of pre-tax charges in connection with our Restructuring Plan. We remain committed to our multi-year strategic plan to re-profile our business.

HSBC USA Inc.
The following table summarizes the changes in the liability associated with our Restructuring Plan during the three and six months ended June 30, 2021 and 2020:

	Severance and Other Employee Costs(1)	Lease Termination and Associated Costs(2)	Other(3)	Total
	(in millions)
Three Months Ended June 30, 2021
Restructuring liability at beginning of period	$2	$22	$—	$24
Restructuring costs accrued during the period	5	30	4	39
Restructuring costs paid during the period	(1)	(6)	(4)	(11)
Restructuring liability at end of period	$6	$46	$—	$52

Three Months Ended June 30, 2020
Restructuring liability at beginning of period	$9	$24	$—	$33
Restructuring costs accrued during the period	13	—	—	13
Restructuring costs paid during the period	—	(1)	—	(1)
Restructuring liability at end of period	$22	$23	$—	$45

Six Months Ended June 30, 2021
Restructuring liability at beginning of period	$10	$23	$—	$33
Restructuring costs accrued during the period	5	30	6	41
Restructuring costs paid during the period	(9)	(7)	(6)	(22)
Restructuring liability at end of period	$6	$46	$—	$52

Six Months Ended June 30, 2020
Restructuring liability at beginning of period	$—	$—	$—	$—
Restructuring costs accrued during the period	22	24	—	46
Restructuring costs paid during the period	—	(1)	—	(1)
Restructuring liability at end of period	$22	$23	$—	$45

(1)Severance and other employee costs are included in salaries and employee benefits in the consolidated statement of income (loss). The majority of these costs were reported in the Wealth and Personal Banking and the Global Banking and Markets business segments. Not included in these costs are allocated severance costs from HSBC Technology & Services ("HTSU") discussed further below.
(2)Primarily includes real estate taxes, service charges and decommissioning costs. Lease termination and associated costs are included in occupancy expense, net in the consolidated statement of income (loss) and were reported in the Wealth and Personal Banking and the Corporate Center business segments.
(3)Primarily includes professional fees and other staff costs, which are included in other expenses in the consolidated statement of income (loss).
In connection with the restructuring costs reflected above, during the second quarter of 2021, as part of our decision to exit our mass market retail banking business we determined that we would exit approximately 30 branches. As a result, we recorded impairment charges during the second quarter of 2021 to write-off the assets associated with these branches, including $29 million of lease right-of-use ("ROU") assets, $18 million of leasehold improvement assets and $3 million of equipment assets. During the second quarter of 2021, we also recorded impairment charges of $5 million to write-down the lease ROU assets and leasehold improvement assets associated with branches closed prior to 2021 and certain office space that we determined we would exit. During the first quarter of 2020, we determined that we would exit approximately 60 branches (in addition to the approximately 20 branches for which we disclosed plans to exit in 2019). As a result, we recorded impairment charges during the first quarter of 2020 to write-down the lease ROU assets, net of estimated sublease income, by $52 million (which was reduced to $46 million during the second quarter of 2020) and to write-down the leasehold improvement assets associated with these branches by $16 million based on their estimated remaining useful lives. The branches were closed by the end of the second quarter of 2020. Lease impairment charges are reflected in occupancy expense, net in the consolidated statement of income (loss) and were reported in the Wealth and Personal Banking and the Corporate Center business segments.
In addition, during the three and six months ended June 30, 2021, we recorded $6 million and $10 million, respectively, of trading losses associated with the continued exit of certain derivative contracts as part of our Restructuring Plan compared with trading losses of $10 million during both the three and six months ended June 30, 2020. These losses are included in trading revenue in the consolidated statement of income (loss) and were reported in the Global Banking and Markets business segment. During the first half of 2021, as part of our Restructuring Plan, we also continued to transfer interest rate derivative contracts

HSBC USA Inc.
associated with Fixed Income activities to HSBC Bank plc. These activities are being consolidated in and operated from HSBC Bank plc to better utilize HSBC Group's global scale, which allows us to record revenue as a business introducer and hold fewer assets on our balance sheet. Transfers of interest rate derivative contracts with a notional value of $18.1 billion were completed during the first half of 2021 with the remainder of these contracts with a current notional value of up to $46.4 billion expected to be completed during the remainder of 2021. The transferred derivatives were substantially fully collateralized which resulted in an immaterial impact on our consolidated balance sheet.
Our Restructuring Plan also resulted in costs being allocated to us from HTSU, primarily severance costs and support service project costs, which are reflected in support services from HSBC affiliates in the consolidated statement of income (loss). During the three and six months ended June 30, 2021, we recorded $18 million and $30 million, respectively, of allocated costs from HTSU related to restructuring activities compared with $32 million and $42 million of allocated costs during the three and six months ended June 30, 2020, respectively. These costs were reported in the Corporate Center business segment.
HSBC Group Restructuring Separate from the charges related to our Restructuring Plan as detailed above, during the three and six months ended June 30, 2021, we also recorded $11 million and $18 million, respectively, of allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities, primarily support service project costs and severance costs. These costs are reflected in support services from HSBC affiliates in the consolidated statement of income (loss) and were reported in the Corporate Center business segment.

3. Branch Assets and Liabilities Held for Sale

In May 2021, as part of our Restructuring Plan we announced that we would take further actions to strategically reposition our Wealth and Personal Banking business to focus on the banking and wealth management needs of globally-connected affluent and high net worth clients through our Premier, Jade and Private Banking propositions. We will exit our mass market retail banking business, including our Personal and Advance propositions as well as retail business banking, and will rebrand approximately 20-25 of our retail branches into international wealth centers to serve our Premier and Jade customers. In conjunction with the execution of this strategy, we have entered into definitive sale agreements with third parties to sell approximately 90 of our retail branches along with substantially all residential mortgage, unsecured and retail business banking loans and all deposits in our branch network not associated with our Premier, Jade and Private Banking customers. Certain assets under management associated with our mass market retail banking operations which are managed by an affiliate will also be transferred. The remaining branches not sold or rebranded will be closed. As a result of entering into these sale agreements, assets and liabilities with an aggregate carrying value of approximately $2.9 billion and $10.1 billion, respectively, were transferred to held for sale during the second quarter of 2021. The lower of amortized cost or fair value adjustment upon transferring these assets to held for sale was not material.
Although the disposal group will be sold in multiple transactions that are expected to be completed by the first quarter of 2022, the actual time to complete these sales depends on many factors, including regulatory approval. The sales are expected to result in a gain upon completion. Revenues (net interest income and other revenues) associated with the disposal group represented approximately 7 percent and 6 percent of total consolidated revenues for the three and six months ended June 30, 2021, respectively. Income before tax associated with the disposal group was not material.

HSBC USA Inc.
The following table summarizes the assets and liabilities in the disposal group classified as held for sale at June 30, 2021 in our consolidated balance sheet:

June 30, 2021
(in millions)
Loans held for sale(1)	$2,655
Other branch related assets held for sale:
Lease ROU assets(2)	145
Properties and equipment, net	40
Cash and other assets	52
Total other branch related assets held for sale	237
Total branch assets held for sale(3)	$2,892

Deposits held for sale	$9,939
Other branch related liabilities held for sale:
Lease liabilities(2)	155
Other liabilities	6
Total other branch related liabilities held for sale	161
Total branch liabilities held for sale(3)	$10,100

(1)Includes $134 million of commercial loans, $1,938 million of residential mortgage loans, $246 million of home equity mortgage loans, $182 million of credit card loans and $155 million of other consumer loans.
(2)At June 30, 2021, our lease ROU assets and lease liabilities, excluding the amounts transferred to held for sale, totaled $243 million and $353 million, respectively.
(3)The sale of this disposal group is expected to result in a net cash payment as the liabilities being assumed are greater than the assets being purchased.
In addition, mass market retail banking loans that will not be purchased in the transaction described above, including our remaining retail credit card portfolio, which collectively totaled $1.1 billion, were also transferred to held for sale during the second quarter of 2021 as we currently do not intend to hold these loans for the foreseeable future. There was no lower of amortized cost or fair value adjustment recorded upon transferring these loans to held for sale. See Note 8, "Loans Held for Sale," for additional details.
Releases of the allowance for credit losses on the loans transferred to held for sale discussed above during the second quarter of 2021 resulted in a reduction to the provision for credit losses of approximately $101 million ($100 million of which related to consumer loans) during the second quarter of 2021. See Note 7, "Allowance for Credit Losses," for additional details.

HSBC USA Inc.
4.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Trading assets:
U.S. Treasury	$2,572	$5,145
U.S. Government sponsored enterprises	307	192
Asset-backed securities	141	143
Foreign bonds	4,021	7,971
Equity securities	11,869	6,043
Precious metals	7,448	4,989
Derivatives, net	1,985	2,801
Total trading assets	$28,343	$27,284
Trading liabilities:
Securities sold, not yet purchased	$960	$727
Payables for precious metals	2	2,312
Derivatives, net	1,978	2,358
Total trading liabilities	$2,940	$5,397
At June 30, 2021 and December 31, 2020, the fair value of derivatives included in trading assets is net of $2,179 million and $2,763 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2021 and December 31, 2020, the fair value of derivatives included in trading liabilities is net of $1,879 million and $3,377 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 10, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income (loss), totaled $38 million and $64 million during the three and six months ended June 30, 2021, respectively, compared with $3 million and $29 million during the three and six months ended June 30, 2020, respectively. Trading security positions are held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
5. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2021	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$12,508	$—	$234	$(127)	$12,615
U.S. Government sponsored enterprises:
Mortgage-backed securities	6,765	—	188	(64)	6,889
Collateralized mortgage obligations	1,812	—	11	(25)	1,798
Direct agency obligations	1,325	—	20	—	1,345
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	6,086	—	52	(27)	6,111
Collateralized mortgage obligations	3,127	—	16	(15)	3,128
Direct agency obligations	283	—	8	—	291
Asset-backed securities collateralized by:
Home equity	24	(1)	—	—	23
Other	109	—	—	(6)	103
Foreign debt securities(1)	2,411	—	3	—	2,414
Total available-for-sale securities	$34,450	$(1)	$532	$(264)	$34,717
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$853	$—	$34	$—	$887
Collateralized mortgage obligations	619	—	40	—	659
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	1,437	—	43	—	1,480
Collateralized mortgage obligations	3,841	—	150	—	3,991
Obligations of U.S. states and political subdivisions	9	—	—	—	9
Asset-backed securities collateralized by residential mortgages	1	(2)	2	—	1
Total held-to-maturity securities	$6,760	$(2)	$269	$—	$7,027

HSBC USA Inc.

December 31, 2020	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$16,087	$—	$608	$(47)	$16,648
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,986	—	280	(2)	6,264
Collateralized mortgage obligations	1,676	—	19	(2)	1,693
Direct agency obligations	1,236	—	17	—	1,253
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	6,993	—	152	—	7,145
Collateralized mortgage obligations	2,093	—	22	(11)	2,104
Direct agency obligations	296	—	5	—	301
Asset-backed securities collateralized by:
Home equity	28	(1)	—	—	27
Other	114	—	—	(10)	104
Foreign debt securities(1)	5,127	—	6	—	5,133
Total available-for-sale securities	$39,636	$(1)	$1,109	$(72)	$40,672
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,137	$—	$44	$—	$1,181
Collateralized mortgage obligations	780	—	53	—	833
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	1,947	—	76	—	2,023
Collateralized mortgage obligations	5,107	—	212	—	5,319
Obligations of U.S. states and political subdivisions	10	—	1	—	11
Asset-backed securities collateralized by residential mortgages	2	(2)	2	—	2
Total held-to-maturity securities	$8,983	$(2)	$388	$—	$9,369

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
At both June 30, 2021 and December 31, 2020, the allowance for credit losses on securities available-for-sale was $1 million.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at June 30, 2021 and December 31, 2020 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At June 30, 2021
U.S. Treasury	28	$(64)	$4,021	11	$(63)	$886
U.S. Government sponsored enterprises	49	(88)	4,462	9	(1)	65
U.S. Government agency issued or guaranteed	32	(39)	3,761	7	(3)	160
Asset-backed securities	—	—	—	5	(6)	103
Foreign debt securities	2	—	112	1	—	25
Securities available-for-sale	111	$(191)	$12,356	33	$(73)	$1,239
At December 31, 2020
U.S. Treasury	5	$(5)	$751	13	$(42)	$1,271
U.S. Government sponsored enterprises	15	(3)	715	8	(1)	46
U.S. Government agency issued or guaranteed	13	(11)	1,482	3	—	8
Asset-backed securities	3	(10)	104	2	—	—
Foreign debt securities	6	—	766	5	—	241
Securities available-for-sale	42	$(29)	$3,818	31	$(43)	$1,566
Gross unrealized losses increased as compared with December 31, 2020 due primarily to increasing yields on U.S. Treasury, U.S. Government sponsored mortgage-backed and U.S. Government agency mortgage-backed securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At June 30, 2021, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("lifetime ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both June 30, 2021 and December 31, 2020, the allowance for credit losses on securities held-to-maturity was $2 million.
At June 30, 2021 and December 31, 2020, none of our securities held-to-maturity were past due or in nonaccrual status.

HSBC USA Inc.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At June 30, 2021 and December 31, 2020, all of our securities held-to-maturity were investment grade.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Gross realized gains	$39	$36	$88	$87
Gross realized losses	(21)	(5)	(41)	(28)
Net realized gains	$18	$31	$47	$59
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2021 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at June 30, 2021, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2021.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$765	4.06%	$2,924	1.59%	$4,499	1.37%	$4,320	2.12%
U.S. Government sponsored enterprises	31	2.73	978	1.99	2,426	2.64	6,467	1.63
U.S. Government agency issued or guaranteed	—	—	95	1.78	1	7.87	9,400	1.93
Asset-backed securities	—	—	—	—	59	5.05	74	3.39
Foreign debt securities	1,210	.29	1,201	.68	—	—	—	—
Total amortized cost	$2,006	1.76%	$5,198	1.46%	$6,985	1.85%	$20,261	1.88%
Total fair value	$2,016		$5,311		$7,149		$20,241
Held-to-maturity:
U.S. Government sponsored enterprises	$8	2.76%	$238	2.70%	$359	2.25%	$867	3.29%
U.S. Government agency issued or guaranteed	3	4.18	—	—	10	4.65	5,265	2.57
Obligations of U.S. states and political subdivisions	1	2.61	6	3.25	2	4.23	—	—
Asset-backed securities	—	—	—	—	—	—	1	7.51
Total amortized cost	$12	3.10%	$244	2.72%	$371	2.32%	$6,133	2.67%
Total fair value	$12		$251		$384		$6,380
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Equity securities carried at fair value	$284	$284
Equity securities without readily determinable fair values	16	14
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with

HSBC USA Inc.
impairment recorded in earnings. During the second quarter of 2021, we recorded an impairment loss of $3 million associated with certain equity securities without readily determinable fair values that we determined were impaired as a component of other income (loss) in the consolidated statement of income (loss) compared with recording an impairment loss of $2 million during the second quarter of 2020.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $155 million and $558 million, respectively, at June 30, 2021 and $259 million and $559 million, respectively, at December 31, 2020.

6. Loans

Loans consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Commercial loans:
Real estate, including construction	$9,692	$10,464
Business and corporate banking(1)	12,139	13,479
Global banking(2)	11,119	13,519
Other commercial:
Affiliates(3)	1,406	1,100
Other	3,445	3,037
Total other commercial	4,851	4,137
Total commercial	37,801	41,599
Consumer loans:
Residential mortgages	16,066	18,377
Home equity mortgages	388	727
Credit cards	—	1,066
Other consumer(4)	143	319
Total consumer(5)	16,597	20,489
Total loans	$54,398	$62,088

(1)Includes loans funded under the Paycheck Protection Program ("PPP") which totaled $819 million and $1,043 million at June 30, 2021 and December 31, 2020, respectively. PPP loans are fully guaranteed by the Small Business Administration, if certain conditions are met.
(2)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(3)See Note 15, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
(4)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $29 million and $32 million at June 30, 2021 and December 31, 2020, respectively. See Note 11, "Fair Value Option," for further details.
(5)The decrease in loans at June 30, 2021 includes the impact of our decision to exit our mass market retail banking business as well as our remaining retail credit card portfolio which resulted in the transfer of certain loans to held for sale during the second quarter of 2021. See Note 8, "Loans Held for Sale," for additional information.
Net deferred origination costs totaled $27 million and $57 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, we had a net unamortized premium on our loans of $7 million and $9 million, respectively.
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

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at June 30, 2021 and December 31, 2020. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current. For COVID-19 related loan modifications in the form of a payment deferral, the borrower’s past due status will not be affected during the deferral period.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At June 30, 2021
Commercial loans:
Real estate, including construction	$50	$5	$55	$9,637	$9,692
Business and corporate banking	33	14	47	12,092	12,139
Global banking	—	8	8	11,111	11,119
Other commercial	1	1	2	4,849	4,851
Total commercial	84	28	112	37,689	37,801
Consumer loans:
Residential mortgages	255	306	561	15,505	16,066
Home equity mortgages	5	20	25	363	388
Credit cards	—	—	—	—	—
Other consumer	3	3	6	137	143
Total consumer(2)	263	329	592	16,005	16,597
Total loans	$347	$357	$704	$53,694	$54,398
At December 31, 2020
Commercial loans:
Real estate, including construction	$78	$—	$78	$10,386	$10,464
Business and corporate banking	126	19	145	13,334	13,479
Global banking	—	60	60	13,459	13,519
Other commercial	24	—	24	4,113	4,137
Total commercial	228	79	307	41,292	41,599
Consumer loans:
Residential mortgages	435	311	746	17,631	18,377
Home equity mortgages	11	22	33	694	727
Credit cards	23	19	42	1,024	1,066
Other consumer	7	6	13	306	319
Total consumer	476	358	834	19,655	20,489
Total loans	$704	$437	$1,141	$60,947	$62,088

(1)Loans less than 30 days past due are presented as current.
(2)The decrease in past due loans at June 30, 2021 includes the impact of our decision to exit our mass market retail banking business as well as our remaining retail credit card portfolio which resulted in the transfer of certain loans to held for sale during the second quarter of 2021, including $115 million of consumer loans which were past due 30 days or more.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At June 30, 2021
Commercial:
Real estate, including construction	$105	$—	$9
Business and corporate banking	159	1	76
Global banking	137	—	95
Total commercial	401	1	180
Consumer:
Residential mortgages(1)(2)(3)	844	—	229
Home equity mortgages(1)(2)	50	—	27
Credit cards	—	—	—
Other consumer	—	—	—
Total consumer(4)	894	—	256
Total nonperforming loans	$1,295	$1	$436
At December 31, 2020
Commercial:
Real estate, including construction	$44	$—	$31
Business and corporate banking	163	—	1
Global banking	337	—	93
Total commercial	544	—	125
Consumer:
Residential mortgages(1)(2)(3)	1,079	—	241
Home equity mortgages(1)(2)	63	—	34
Credit cards	—	19	—
Other consumer	—	2	—
Total consumer	1,142	21	275
Total nonperforming loans	$1,686	$21	$400

(1)At June 30, 2021 and December 31, 2020, nonaccrual consumer mortgage loans include $343 million and $375 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)Nonaccrual consumer mortgage loans include all loans which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent. At June 30, 2021 and December 31, 2020, nonaccrual consumer mortgage loans also included $384 million and $590 million, respectively, of loans under COVID-19 related payment deferral programs where the borrowers utilized a payment deferral of more than six months and, as a result, have been placed on nonaccrual status.
(3)Nonaccrual consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association. Repayment of these loans is predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our consumer loan portfolio.
(4)The decrease in nonperforming loans at June 30, 2021 includes the impact of our decision to exit our mass market retail banking business as well as our remaining retail credit card portfolio which resulted in the transfer of certain loans to held for sale during the second quarter of 2021, including $206 million of nonperforming consumer loans, of which $21 million were accruing loans contractually 90 days or more past due.

HSBC USA Inc.
The following table provides additional information on our nonaccrual loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$15	$11	$33	$19
Interest income that was recorded on nonaccrual loans and included in interest income during the period	10	(1)	25	6
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At June 30, 2021 and December 31, 2020, we had collateral-dependent residential mortgage loans totaling $650 million and $817 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At June 30, 2021 and December 31, 2020, we had collateral-dependent commercial loans totaling $357 million and $456 million, respectively.
Troubled debt restructurings  TDR Loans represent loans for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition.
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans, which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and the loan is upgraded, it is possible the loan will no longer be reported as a TDR Loan at the earliest one year after the restructuring. During the three and six months ended June 30, 2021 and 2020, there were no commercial loans that met this criteria and were removed from TDR Loan classification.
As previously discussed, we have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of COVID-19. Substantially all of the loans under these programs are not classified as TDR Loans due to our election to suspend TDR Loan classification under the CARES Act or their short-term nature as discussed under the Interagency Statement.

HSBC USA Inc.
The following table summarizes our TDR Loans at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in millions)
Commercial loans:
Business and corporate banking	$121	$94
Global banking	23	74
Total commercial(1)(2)	144	168
Consumer loans:
Residential mortgages(3)(4)	428	582
Home equity mortgages(3)(4)	18	31
Credit cards	—	5
Total consumer(5)	446	618
Total TDR Loans(6)	$590	$786

(1)Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $32 million and $107 million at June 30, 2021 and December 31, 2020, respectively.
(2)Not included in the table at June 30, 2021 and December 31, 2020 are $551 million and $924 million, respectively, of commercial loans that were exempted from TDR assessment due to our CARES Act election.
(3)At June 30, 2021 and December 31, 2020, the carrying value of consumer mortgage TDR Loans includes $343 million and $487 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
(4)Not included in the table at June 30, 2021 and December 31, 2020 are $424 million and $736 million, respectively, of consumer mortgage loans under COVID-19 related payment deferral programs where the borrowers were provided with extended payment deferral relief of more than six months that were exempted from TDR assessment due to our CARES Act election.
(5)The decrease in TDR Loans at June 30, 2021 includes the impact of our decision to exit our mass market retail banking business as well as our remaining retail credit card portfolio which resulted in the transfer of certain loans to held for sale during the second quarter of 2021, including $159 million of consumer TDR Loans.
(6)At June 30, 2021 and December 31, 2020, the carrying value of TDR Loans includes $388 million and $463 million, respectively, of loans which are classified as nonaccrual.
The following table presents information about loans which were modified during the three and six months ended June 30, 2021 and 2020 and as a result of this action became classified as TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Commercial loans:
Business and corporate banking	$—	$4	$26	$4
Global banking	—	32	15	44
Total commercial	—	36	41	48
Consumer loans:
Residential mortgages	16	3	32	7
Home equity mortgages	1	1	1	2
Credit cards	—	1	1	2
Total consumer	17	5	34	11
Total	$17	$41	$75	$59
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and six months ended June 30, 2021 was 2.09 percent and 2.07 percent, respectively, compared with 1.07 percent and 2.65 percent during the three and six months ended June 30, 2020, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Consumer loans:
Residential mortgages	$—	$—	$3	$1
Total consumer	$—	$—	$3	$1
During the three and six months ended June 30, 2021 and 2020, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.
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

HSBC USA Inc.
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of June 30, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2021
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$482	$330	$271	$335	$—	$—	$1,418
Substandard	—	—	208	18	223	290	21	11	771
Doubtful	—	—	81	3		12	—	—	96
Total real estate, including construction	—	—	771	351	494	637	21	11	2,285
Business and corporate banking:
Special mention	—	2	21	43	2	276	409	9	762
Substandard	—	—	25	22	1	361	338	8	755
Doubtful	—	—	—	4	—	35	44	—	83
Total business and corporate banking	—	2	46	69	3	672	791	17	1,600
Global banking:
Special mention	8	—	—	—	—	68	62	—	138
Substandard	—	—	—	—	—	151	276	—	427
Doubtful	—	—	—	—	—	—	31	—	31
Total global banking	8	—	—	—	—	219	369	—	596
Other commercial:
Special mention	—	—	—	—	—	8	40	—	48
Substandard	—	—	—	—	—	70	—	—	70
Doubtful	—	—	—	—	—	—	—	—	—
Total other commercial	—	—	—	—	—	78	40	—	118
Total commercial:
Special mention	8	2	503	373	273	687	511	9	2,366
Substandard	—	—	233	40	224	872	635	19	2,023
Doubtful	—	—	81	7	—	47	75	—	210
Total commercial	$8	$2	$817	$420	$497	$1,606	$1,221	$28	$4,599

HSBC USA Inc.

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2020
	(in millions)
Real estate, including construction:
Special mention	$—	$306	$115	$171	$85	$437	$—	$—	$1,114
Substandard	—	186	—	169	—	86	—	—	441
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate, including construction	—	492	115	340	85	523	—	—	1,555
Business and corporate banking:
Special mention	17	71	43	32	10	390	600	48	1,211
Substandard	1	44	25	23	31	181	435	1	741
Doubtful	—	—	—	—	—	41	57	—	98
Total business and corporate banking	18	115	68	55	41	612	1,092	49	2,050
Global banking:
Special mention	—	—	—	—	—	142	98	—	240
Substandard	—	—	48	—	—	131	477	—	656
Doubtful	—	—	—	—	—	82	160	—	242
Total global banking	—	—	48	—	—	355	735	—	1,138
Other commercial:
Special mention	—	—	—	—	—	44	40	—	84
Substandard	—	—	—	—	—	70	—	—	70
Doubtful	—	—	—	—	—	—	—	—	—
Total other commercial	—	—	—	—	—	114	40	—	154
Total commercial:
Special mention	17	377	158	203	95	1,013	738	48	2,649
Substandard	1	230	73	192	31	468	912	1	1,908
Doubtful	—	—	—	—	—	123	217	—	340
Total commercial	$18	$607	$231	$395	$126	$1,604	$1,867	$49	$4,897

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2021
	(in millions)
Real estate, including construction:
Performing loans	$6	$596	$3,526	$2,752	$1,104	$1,536	$50	$17	$9,587
Nonaccrual loans	—	—	81	3	—	21	—	—	105
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total real estate, including construction	6	596	3,607	2,755	1,104	1,557	50	17	9,692
Business and corporate banking:
Performing loans	323	1,016	537	233	215	3,884	5,479	292	11,979
Nonaccrual loans	—	5	14	16	56	2	66	—	159
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	323	1,021	551	249	271	3,886	5,546	292	12,139
Global banking:
Performing loans	357	677	346	198	235	4,651	4,518	—	10,982
Nonaccrual loans	—	—	—	—	—	45	92	—	137
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total global banking	357	677	346	198	235	4,696	4,610	—	11,119
Other commercial:
Performing loans	253	455	419	203	127	927	2,467	—	4,851
Nonaccrual loans	—	—	—	—	—	—	—	—	—
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total other commercial	253	455	419	203	127	927	2,467	—	4,851
Total commercial:
Performing loans	939	2,744	4,828	3,386	1,681	10,998	12,514	309	37,399
Nonaccrual loans	—	5	95	19	56	68	158	—	401
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$939	$2,749	$4,923	$3,405	$1,737	$11,066	$12,673	$309	$37,801

HSBC USA Inc.

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2020
	(in millions)
Real estate, including construction:
Performing loans	$545	$3,775	$2,775	$1,368	$264	$1,594	$79	$20	$10,420
Nonaccrual loans	—	—	24	—	—	20	—	—	44
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total real estate, including construction	545	3,775	2,799	1,368	264	1,614	79	20	10,464
Business and corporate banking:
Performing loans	1,079	606	253	275	151	3,485	7,145	322	13,316
Nonaccrual loans	1	15	12	60	1	3	71	—	163
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total business and corporate banking	1,080	621	265	335	152	3,488	7,216	322	13,479
Global banking:
Performing loans	507	495	190	231	104	6,023	5,632	—	13,182
Nonaccrual loans	—	—	—	—	—	127	210	—	337
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total global banking	507	495	190	231	104	6,150	5,842	—	13,519
Other commercial:
Performing loans	378	431	215	105	119	630	2,259	—	4,137
Nonaccrual loans	—	—	—	—	—	—	—	—	—
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total other commercial	378	431	215	105	119	630	2,259	—	4,137
Total commercial:
Performing loans	2,509	5,307	3,433	1,979	638	11,732	15,115	342	41,055
Nonaccrual loans	1	15	36	60	1	150	281	—	544
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—	—
Total commercial	$2,510	$5,322	$3,469	$2,039	$639	$11,882	$15,396	$342	$41,599

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2021
	(in millions)
Real estate, including construction:
Investment grade	$6	$340	$672	$793	$251	$378	$15	$—	$2,455
Non-investment grade	—	256	2,935	1,962	853	1,179	35	17	7,237
Total real estate, including construction	6	596	3,607	2,755	1,104	1,557	50	17	9,692
Business and corporate banking:
Investment grade	16	383	140	46	14	1,651	2,192	78	4,520
Non-investment grade	307	638	411	203	257	2,235	3,354	214	7,619
Total business and corporate banking	323	1,021	551	249	271	3,886	5,546	292	12,139
Global banking:
Investment grade	313	644	316	53	234	3,637	3,868	—	9,065
Non-investment grade	44	33	30	145	1	1,059	742	—	2,054
Total global banking	357	677	346	198	235	4,696	4,610	—	11,119
Other commercial:
Investment grade	34	449	171	202	107	764	2,287	—	4,014
Non-investment grade	219	6	248	1	20	163	180	—	837
Total other commercial	253	455	419	203	127	927	2,467	—	4,851
Total commercial:
Investment grade	369	1,816	1,299	1,094	606	6,430	8,362	78	20,054
Non-investment grade	570	933	3,624	2,311	1,131	4,636	4,311	231	17,747
Total commercial	$939	$2,749	$4,923	$3,405	$1,737	$11,066	$12,673	$309	$37,801

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2020
	(in millions)
Real estate, including construction:
Investment grade	$339	$1,123	$817	$318	$179	$640	$6	$—	$3,422
Non-investment grade	206	2,652	1,982	1,050	85	974	73	20	7,042
Total real estate, including construction	545	3,775	2,799	1,368	264	1,614	79	20	10,464
Business and corporate banking:
Investment grade	342	147	37	34	23	1,486	2,499	47	4,615
Non-investment grade	738	474	228	301	129	2,002	4,717	275	8,864
Total business and corporate banking	1,080	621	265	335	152	3,488	7,216	322	13,479
Global banking:
Investment grade	464	477	46	231	30	4,618	4,281	—	10,147
Non-investment grade	43	18	144	—	74	1,532	1,561	—	3,372
Total global banking	507	495	190	231	104	6,150	5,842	—	13,519
Other commercial:
Investment grade	372	163	117	105	116	525	1,932	—	3,330
Non-investment grade	6	268	98	—	3	105	327	—	807
Total other commercial	378	431	215	105	119	630	2,259	—	4,137
Total commercial:
Investment grade	1,517	1,910	1,017	688	348	7,269	8,718	47	21,514
Non-investment grade	993	3,412	2,452	1,351	291	4,613	6,678	295	20,085
Total commercial	$2,510	$5,322	$3,469	$2,039	$639	$11,882	$15,396	$342	$41,599

HSBC USA Inc.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Jun. 30, 2021
	(in millions)
Residential mortgages(1)(2)	$8	$4	$12	$24	$22	$302	$—	$372
Home equity mortgages(1)(2)	—	—	—	—	—	22	—	22
Credit cards	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	4	—	4
Total consumer	$8	$4	$12	$24	$22	$328	$—	$398

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Dec. 31, 2020
	(in millions)
Residential mortgages(1)(2)	$3	$15	$13	$25	$19	$329	$—	$404
Home equity mortgages(1)(2)	—	—	—	—	—	25	—	25
Credit cards	—	—	—	—	—	—	28	28
Other consumer	1	1	—	—	—	4	2	8
Total consumer	$4	$16	$13	$25	$19	$358	$30	$465

(1)At June 30, 2021 and December 31, 2020, consumer mortgage loan delinquency includes $289 million and $281 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At June 30, 2021 and December 31, 2020, consumer mortgage loans include $97 million and $109 million, respectively, of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Jun. 30, 2021
	(in millions)
Residential mortgages:
Performing loans	$2,524	$3,789	$1,821	$957	$1,098	$5,033	$—	$15,222
Nonaccrual loans	1	37	84	78	67	577	—	844
Total residential mortgages	2,525	3,826	1,905	1,035	1,165	5,610	—	16,066
Home equity mortgages:
Performing loans	6	40	30	22	19	221	—	338
Nonaccrual loans	—	—	1	—	1	48	—	50
Total home equity mortgages	6	40	31	22	20	269	—	388
Credit cards:
Performing loans	—	—	—	—	—	—	—	—
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	—	—
Other consumer:
Performing loans	6	10	5	1	—	118	3	143
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—
Total other consumer	6	10	5	1	—	118	3	143
Total consumer:
Performing loans	2,536	3,839	1,856	980	1,117	5,372	3	15,703
Nonaccrual loans	1	37	85	78	68	625	—	894
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	—	—
Total consumer	$2,537	$3,876	$1,941	$1,058	$1,185	$5,997	$3	$16,597

HSBC USA Inc.

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Dec. 31, 2020
	(in millions)
Residential mortgages:
Performing loans	$4,491	$2,369	$1,338	$1,572	$1,852	$5,676	$—	$17,298
Nonaccrual loans	38	107	93	86	78	677	—	1,079
Total residential mortgages	4,529	2,476	1,431	1,658	1,930	6,353	—	18,377
Home equity mortgages:
Performing loans	50	51	33	34	45	451	—	664
Nonaccrual loans	—	—	1	1	2	59	—	63
Total home equity mortgages	50	51	34	35	47	510	—	727
Credit cards:
Performing loans	—	—	—	—	—	—	1,047	1,047
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	19	19
Total credit cards	—	—	—	—	—	—	1,066	1,066
Other consumer:
Performing loans	87	39	—	1	8	128	54	317
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total other consumer	87	39	—	1	8	128	56	319
Total consumer:
Performing loans	4,628	2,459	1,371	1,607	1,905	6,255	1,101	19,326
Nonaccrual loans	38	107	94	87	80	736	—	1,142
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	21	21
Total consumer	$4,666	$2,566	$1,465	$1,694	$1,985	$6,991	$1,122	$20,489
Troubled debt restructurings  The following table summarizes TDR Loans in our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2021 and December 31, 2020:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Jun. 30, 2021
	(in millions)
Residential mortgages	$—	$2	$9	$10	$4	$403	$—	$428
Home equity mortgages	—	—	—	—	—	18	—	18
Credit cards	—	—	—	—	—	—	—	—
Total consumer	$—	$2	$9	$10	$4	$421	$—	$446

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total at Dec. 31, 2020
	(in millions)
Residential mortgages	$3	$5	$6	$3	$2	$563	$—	$582
Home equity mortgages	—	—	—	—	—	31	—	31
Credit cards	—	—	—	—	—	—	5	5
Total consumer	$3	$5	$6	$3	$2	$594	$5	$618
Concentration of Credit Risk  At June 30, 2021 and December 31, 2020, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,627 million and $3,597 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Updates to Economic Scenarios and Other Changes During the Six Months Ended June 30, 2021 Although economic conditions improved during the first quarter of 2021, the impact of the COVID-19 pandemic continued to create uncertainty about the future economic environment. As a result, we updated our three Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at March 31, 2021. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario and lower equal weights placed on the Upside and Alternative Downside scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL at that time.
During the second quarter of 2021, economic conditions continued to improve, however, the impact of the COVID-19 pandemic continues to create uncertainty about the future economic environment. As a result, we updated our three Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at June 30, 2021. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario and lower equal weights placed on the Upside and Alternative Downside scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at June 30, 2021. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL.
In the Central scenario, Gross Domestic Product ("GDP") maintains its strong recovery path in 2021 and carries its expansion into 2022, under the assumption that the economy continues re-opening while new COVID-19 infections slow down as more people are vaccinated, and high fiscal support boosts near-term economic growth. With a strong economic recovery, the unemployment rate continues on its downward trend, while demand for housing, combined with limited supply, continues to drive the residential housing market to carry its growth momentum in 2021. Commercial real estate prices, however, continue to remain depressed, driven by adjustments induced by the pandemic. In the financial markets, growth in financial asset prices remains moderate, the federal funds rate remains at the current near-zero level until the beginning of 2023, and the 10-year U.S. Treasury yield, which has experienced some increase since the start of 2021, continues to rise modestly.
In the Upside scenario, the economy is assumed to grow at a faster pace than in the Central scenario. As a result, the unemployment rate falls faster than in the Central scenario and, with increasing mobility, the commercial real estate price index starts to recover in the second half of 2021. In this scenario, the equity price index climbs with strong momentum, and overall optimism drives the 10-year U.S. Treasury yield to a level that is significantly higher than in the Central Scenario.
In the Downside scenario, the economic recovery is assumed to stagnate, with the unemployment rate reversing its downward trend and remaining at a higher level. In this scenario, the residential housing market slowly loses its momentum in 2022 due to weakness in the labor market, and the commercial real estate market suffers a heavier blow than the residential housing market. The equity price index in this scenario loses about half of its value by the middle of 2023, driven by an overall erosion of consumer and business sentiments, which also results in a lower 10-year U.S. Treasury yield than in the Central Scenario, and the federal funds rate remains at the lowest level for the next two years.
In the Alternative Downside scenario, the U.S. economy re-enters into a recession in the second half of 2021 and stays in for most of 2022, followed by a very anemic recovery thereafter. An extended period of economic contraction keeps the unemployment rate at a very high level, which pressures residential housing prices to fall further, while at the same time, contracting corporate activities and rising unemployment pushes the commercial real estate market into a severe downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year, widening corporate credit spreads substantially, and flight to safe haven assets pushes the 10-year U.S. Treasury yield to significantly lower levels in 2022.

HSBC USA Inc.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at June 30, 2021, March 31, 2021 and December 31, 2020:

	For the Quarter Ended
	December 31, 2021	June 30, 2022	December 31, 2022
Unemployment rate (quarterly average):
Forecast at June 30, 2021	4.8%	4.4%	4.1%
Forecast at March 31, 2021	5.5	4.9	4.4
Forecast at December 31, 2020	6.2	5.9	5.4
GDP growth rate (year-over-year):
Forecast at June 30, 2021	6.3	4.7	2.3
Forecast at March 31, 2021	4.3	3.7	3.0
Forecast at December 31, 2020	5.3	3.1	1.8
In addition to the updates to the economic scenarios, during the three and six months ended June 30, 2021, we decreased the management judgment allowance on our commercial loan portfolio for risk factors associated with higher risk client exposures and, in the year-to-date period, economic uncertainty relating to the impact of COVID-19 that are not fully captured in the models. During the three and six months ended June 30, 2021, we also decreased the management judgment allowance on our consumer loan portfolio to reflect the transfer of certain loans to held for sale, including for risk factors primarily associated with economic uncertainty and forbearance accounts that are not fully captured in the models. As previously disclosed, during the second quarter of 2021, we made the decision to exit our mass market retail banking business as well as our remaining retail credit card portfolio which resulted in the transfer of certain loans to held for sale and the reversal or charge-off of the existing allowances for credit losses on these loans which collectively totaled $157 million.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2021	December 31, 2020
	(in millions)
Allowance for credit losses:
Loans	$547	$1,015
Securities held-to-maturity(1)	2	2
Other financial assets measured at amortized cost(2)	1	2
Securities available-for-sale(1)	1	1
Total allowance for credit losses	$551	$1,020

Liability for off-balance sheet credit exposures	$128	$237

(1)See Note 5, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.

HSBC USA Inc.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three and six months ended June 30, 2021 and 2020:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended June 30, 2021
Allowance for credit losses – beginning of period	$120	$321	$222	$7	$(9)	$21	$144	$27	$853
Provision charged (credited) to income(1)	(3)	(24)	(79)	(1)	8	(5)	(76)	(21)	(201)
Charge-offs(1)	—	(14)	(12)	—	(9)	(2)	(70)	(7)	(114)
Recoveries	—	1	—	—	4	1	2	1	9
Net (charge-offs) recoveries	—	(13)	(12)	—	(5)	(1)	(68)	(6)	(105)
Allowance for credit losses – end of period	$117	$284	$131	$6	$(6)	$15	$—	$—	$547

Three Months Ended June 30, 2020
Allowance for credit losses – beginning of period	$92	$382	$248	$5	$(41)	$16	$212	$17	$931
Provision charged (credited) to income	28	106	176	(1)	20	(1)	3	6	337
Charge-offs	—	(55)	—	—	(1)	—	(26)	(2)	(84)
Recoveries	—	1	—	1	3	1	1	1	8
Net (charge-offs) recoveries	—	(54)	—	1	2	1	(25)	(1)	(76)
Allowance for credit losses – end of period	$120	$434	$424	$5	$(19)	$16	$190	$22	$1,192

Six Months Ended June 30, 2021
Allowance for credit losses – beginning of period	$145	$375	$287	$7	$(9)	$22	$161	$27	$1,015
Provision charged (credited) to income(1)	(28)	(77)	(144)	(1)	6	(8)	(77)	(17)	(346)
Charge-offs(1)	—	(16)	(12)	—	(10)	(2)	(88)	(11)	(139)
Recoveries	—	2	—	—	7	3	4	1	17
Net (charge-offs) recoveries	—	(14)	(12)	—	(3)	1	(84)	(10)	(122)
Allowance for credit losses – end of period	$117	$284	$131	$6	$(6)	$15	$—	$—	$547

Six Months Ended June 30, 2020
Allowance for credit losses – beginning of period	$153	$239	$106	$9	$12	$6	$105	$7	$637
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses(2)	(112)	(60)	51	(5)	(86)	7	32	3	(170)
Allowance for credit losses – beginning of period, adjusted	41	179	157	4	(74)	13	137	10	467
Provision charged (credited) to income	79	319	286	—	50	2	98	15	849
Charge-offs	—	(67)	(19)	—	—	(2)	(48)	(4)	(140)
Recoveries	—	3	—	1	5	3	3	1	16
Net (charge-offs) recoveries	—	(64)	(19)	1	5	1	(45)	(3)	(124)
Allowance for credit losses – end of period	$120	$434	$424	$5	$(19)	$16	$190	$22	$1,192

(1)During the second quarter of 2021, we made the decision to exit our mass market retail banking business as well as our remaining retail credit card portfolio which resulted in the transfer of certain loans to held for sale. For loans that are transferred to held for sale, the existing allowance for credit losses at the time of transfer are recognized as a charge-off to the extent fair value is less than amortized cost and attributable to credit. Any remaining allowance for credit losses is released as a reduction to the provision for credit losses. As a result of transferring these loans to held for sale, during both the three and six months ended June 30, 2021, we recognized $56 million of the existing allowance for credit losses on consumer loans as charge-offs, primarily related to non-performing credit cards, and released $100 million of the existing allowance for credit losses on consumer loans as reductions to the provision for credit losses, primarily related to credit cards. The existing commercial allowance for credit losses on the retail business banking loan portfolio transferred to held for sale was not material. See Note 3, "Branch Assets and Liabilities Held for Sale."
(2)See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2020 Form 10-K for additional discussion.

HSBC USA Inc.
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Balance at beginning of period	$155	$371	$237	$104
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses(1)	—	—	—	54
Balance at beginning of period, adjusted	155	371	237	158
Provision charged (credited) to income	(27)	(118)	(109)	95
Balance at end of period	$128	$253	$128	$253

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

	June 30, 2021	December 31, 2020
	(in millions)
Accrued interest receivables:
Loans	$126	$140
Securities held-to-maturity	17	23
Other financial assets measured at amortized cost	3	1
Securities available-for-sale	86	100
Total accrued interest receivables	232	264
Allowance for credit losses	1	2
Accrued interest receivables, net	$231	$262
During both the three and six months ended June 30, 2021, we charged-off accrued interest receivables by reversing interest income for loans of $2 million compared with $3 million and $4 million during the three and six months ended June 30, 2020, respectively.

HSBC USA Inc.
8. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Commercial loans:
Real estate, including construction	$—	$10
Business and corporate banking	149	—
Global banking	276	119
Total commercial	425	129
Consumer loans:
Residential mortgages	2,429	208
Home equity mortgages	265	—
Credit cards	829	—
Other consumer	158	—
Total consumer	3,681	208
Total loans held for sale	$4,106	$337
Commercial Loans During the second quarter of 2021, as part of our Restructuring Plan we made the decision to exit our mass market retail banking business. See Note 3, "Branch Assets and Liabilities Held for Sale," in the accompanying consolidated financial statements for additional information. As a result, we transferred our retail business banking loan portfolio to held for sale with a carrying value of $149 million. The lower of amortized cost or fair value adjustment upon transferring these loans to held for sale was not material.
Also included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $215 million and $36 million at June 30, 2021 and December 31, 2020, respectively. See Note 11, "Fair Value Option," for additional information.
In addition, commercial loans held for sale includes certain other loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $61 million and $93 million at June 30, 2021 and December 31, 2020, respectively. During both the three and six months ended June 30, 2021, we recorded $5 million of lower of amortized cost or fair value adjustments associated with the write-down of commercial loans held for sale as a component of other income (loss) in the consolidated statement of income (loss) compared with recording $9 million of lower of amortized cost or fair value adjustments during both the three and six months ended June 30, 2020.
Consumer Loans As discussed above, during the second quarter of 2021, as part of our Restructuring Plan we made the decision to exit our mass market retail banking business as well as our remaining retail credit card portfolio. As a result, we transferred certain consumer loans to held for sale, including loans related to the branch disposal group, which collectively totaled $3,616 million, including $2,364 million of residential mortgages, $265 million of home equity mortgages, $829 million of credit cards and $158 million of other consumer loans. There was no lower of amortized cost or fair value adjustment recorded upon transferring these loans to held for sale.
Also included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income (loss).
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for agency-eligible residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income (loss), was losses of $3 million and $1 million during the three and six months ended June 30, 2021, respectively, compared with a gain of $2 million and a loss of $1 million during the three and six months ended June 30, 2020, respectively.

HSBC USA Inc.
Valuation Allowances Excluding the commercial loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was nil at both June 30, 2021 and December 31, 2020. The valuation allowance on commercial loans held for sale was $5 million and $1 million at June 30, 2021 and December 31, 2020, respectively.

9. Goodwill

Goodwill was $458 million at both June 30, 2021 and December 31, 2020. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. During the second quarter of 2021, there were no events or changes in circumstances to indicate that it is more likely than not the fair value of our Commercial Banking reporting unit has reduced below its carrying amount.
During the first quarter of 2020, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic and its impact on our businesses including changes to the interest rate environment as a result of Federal Reserve Board ("FRB") actions to combat the economic effects of the virus, we performed an interim impairment test of goodwill and determined that the fair value of our Commercial Banking reporting unit exceeded its carrying value, including goodwill. However, the cash flow projections for our Retail Banking and Wealth Management and our Private Banking reporting units were significantly lower than previous estimates which, in conjunction with valuation estimates under a market approach and in consideration of a challenging macroeconomic outlook, resulted in a fair value that was significantly lower than their book values, including goodwill. As a result, we recorded a non-cash impairment charge of $784 million in the first quarter of 2020, representing the entire amount of goodwill previously allocated to these reporting units. Beginning in the second quarter of 2020, our Retail Banking and Wealth Management and our Private Banking reporting units are being reported together within a newly created Wealth and Personal Banking segment for segment reporting purposes.

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

HSBC USA Inc.

	June 30, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
Interest rate contracts - bilateral OTC(2)	$—	$9	$—	$2
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	15	—	—	53
Total derivatives accounted for as hedges	15	9	—	55
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	3	3	14	9
OTC-cleared(2)	13	—	—	58
Bilateral OTC(2)	2,809	2,642	6,584	6,555
Interest rate contracts(4)	2,825	2,645	6,598	6,622
OTC-cleared (2)	15	—	168	—
Bilateral OTC(2)	12,230	11,740	18,299	18,549
Foreign exchange contracts	12,245	11,740	18,467	18,549
Equity contracts - bilateral OTC(2)	1,791	2,154	4,009	4,200
Exchange-traded(2)	4	—	—	28
Bilateral OTC(2)	1,206	1,091	1,323	1,550
Precious metals contracts	1,210	1,091	1,323	1,578
Credit contracts - bilateral OTC(2)	82	83	367	233
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	58	3	89	1
Foreign exchange contracts - bilateral OTC(2)	—	1	—	1
Equity contracts - bilateral OTC(2)	1,799	47	1,607	91
OTC-cleared(2)	—	14	—	14
Bilateral OTC(2)	—	45	—	50
Credit contracts	—	59	—	64
Other contracts - bilateral OTC(2)(5)	6	54	8	67
Total derivatives	20,031	17,886	32,468	31,461
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(6)(8)	13,904	13,904	25,537	25,537
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(7)(8)	4,122	1,878	4,079	3,377
Net amounts of derivative assets / liabilities presented in the balance sheet	2,005	2,104	2,852	2,547
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	238	66	817	691
Net amounts of derivative assets / liabilities	$1,767	$2,038	$2,035	$1,856

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
(4)The decreases in interest rate derivative assets and liabilities at June 30, 2021 primarily reflects reduced positions driven by the exit or transfer of certain contracts as part of our Restructuring Plan. See Note 2, "Strategic Initiatives," for additional information.
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

HSBC USA Inc.
See Note 19, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further information on offsetting related to resale and repurchase agreements.
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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at June 30, 2021 and December 31, 2020, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At June 30, 2021
Securities available-for-sale ("AFS")	$8,785	$384	$696	$1,080
Deposits	1,632	(7)	139	132
Long-term debt	5,673	6	167	173
At December 31, 2020
Securities AFS	7,966	681	738	1,419
Deposits	5,214	214	—	214
Long-term debt	2,227	242	(15)	227

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended June 30, 2021
Interest rate contracts / Securities AFS	Net interest income	$(382)	$407
Interest rate contracts / Deposits	Net interest income	11	(21)
Interest rate contracts / Long-term debt	Net interest income	63	(78)
Total		$(308)	$308

Three Months Ended June 30, 2020
Interest rate contracts / Securities AFS	Net interest income	$12	$52
Interest rate contracts / Deposits	Net interest income	—	(35)
Interest rate contracts / Long-term debt	Net interest income	50	(61)
Total		$62	$(44)

Six Months Ended June 30, 2021
Interest rate contracts / Securities AFS	Net interest income	$192	$(140)
Interest rate contracts / Deposits	Net interest income	(32)	8
Interest rate contracts / Long-term debt	Net interest income	(14)	(11)
Total		$146	$(143)

Six Months Ended June 30, 2020
Interest rate contracts / Securities AFS	Net interest income	$(1,144)	$1,230
Interest rate contracts / Deposits	Net interest income	120	(181)
Interest rate contracts / Long-term debt	Net interest income	227	(290)
Total		$(797)	$759
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
At June 30, 2021, active cash flow hedge relationships extend or mature through June 2024. During the three and six months ended June 30, 2021, respectively, $4 million and $3 million of gains related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $4 million and $10 million during the three and six months ended June 30, 2020, respectively. During the next twelve months, we expect to amortize $8 million of remaining gains to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their locations on the consolidated statement of income (loss):

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2021	2020		2021	2020
	(in millions)
Three Months Ended June 30,
Foreign exchange contracts	$—	$—	Net interest income	$—	$—
Interest rate contracts	(8)	—	Net interest income	4	(4)
Total	$(8)	$—		$4	$(4)

Six Months Ended June 30,
Foreign exchange contracts	$(1)	$—	Net interest income	$—	$—
Interest rate contracts	(24)	113	Net interest income	3	(10)
Total	$(25)	$113		$3	$(10)
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
•Swap agreements entered into in conjunction with the sales of Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A common shares ("Class A Shares"). See Note 19, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for additional information.
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(in millions)
Interest rate contracts	Trading revenue	$(277)	$(135)	$152	$(118)
Foreign exchange contracts	Trading revenue	52	(144)	168	(809)
Equity contracts	Trading revenue	(701)	(189)	(980)	1,068
Precious metals contracts	Trading revenue	121	223	41	383
Credit contracts	Trading revenue	(44)	35	171	(622)
Total		$(849)	$(210)	$(448)	$(98)
The significant gains and losses recognized in trading revenue on derivatives during the six months ended June 30, 2020 primarily reflects the impact of market volatility driven by the COVID-19 pandemic.
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(in millions)
Interest rate contracts	Gain on instruments designated at fair value and related derivatives	$63	$19	$(54)	$269
Interest rate contracts	Other income (loss)	(3)	2	(1)	(1)
Foreign exchange contracts	Gain on instruments designated at fair value and related derivatives	—	—	—	(2)
Equity contracts	Gain on instruments designated at fair value and related derivatives	386	1,085	872	(613)
Credit contracts	Gain on instruments designated at fair value and related derivatives	—	—	—	37
Credit contracts	Other income (loss)	(6)	(38)	(12)	13
Other contracts(1)	Other income (loss)	(5)	(12)	(3)	(1)
Total		$435	$1,056	$802	$(298)

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

HSBC USA Inc.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at June 30, 2021 was $173 million, for which we had posted collateral of $25 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2020 was $221 million, for which we had posted collateral of $67 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 19, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$17	$65
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2021	December 31, 2020
	(in millions)
Interest rate:
Futures and forwards	$35,097	$37,098
Swaps	299,603	406,609
Options written	11,927	33,269
Options purchased	12,293	32,427
Total interest rate	358,920	509,403
Foreign exchange:
Swaps, futures and forwards	1,062,933	1,195,449
Options written	32,200	53,200
Options purchased	32,256	53,595
Spot	50,688	57,040
Total foreign exchange	1,178,077	1,359,284
Commodities, equities and precious metals:
Swaps, futures and forwards	66,758	54,458
Options written	7,129	17,078
Options purchased	16,244	27,083
Total commodities, equities and precious metals	90,131	98,619
Credit derivatives	11,742	52,611
Other contracts(1)	1,300	1,216
Total	$1,640,170	$2,021,133

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
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. We also elected to apply FVO accounting to certain student loans held for investment. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At June 30, 2021 and December 31, 2020, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At June 30, 2021
Student loans held for investment	$29	$31	$(2)
Commercial loans held for sale	215	215	—
Fixed rate long-term debt	962	741	221
Hybrid instruments:
Structured deposits	3,322	3,009	313
Structured notes	8,875	7,312	1,563
At December 31, 2020
Student loans held for investment	$32	$34	$(2)
Commercial loans held for sale	36	36	—
Fixed rate long-term debt	1,030	741	289
Hybrid instruments:
Structured deposits	4,155	3,844	311
Structured notes	9,695	8,332	1,363

HSBC USA Inc.
Components of Gain on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain on instruments designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the three and six months ended June 30, 2021 and 2020:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2021
Interest rate and other components(1)	$—	$(41)	$(401)	$(442)
Credit risk component(2)	—	—	—	—
Total mark-to-market on financial instruments designated at fair value	—	(41)	(401)	(442)
Mark-to-market on related derivatives	—	42	397	439
Net realized gain on related long-term debt derivatives	—	10	—	10
Gain (loss) on instruments designated at fair value and related derivatives	$—	$11	$(4)	$7

Three Months Ended June 30, 2020
Interest rate and other components(1)	$—	$2	$(1,089)	$(1,087)
Credit risk component(2)	5	—	—	5
Total mark-to-market on financial instruments designated at fair value	5	2	(1,089)	(1,082)
Mark-to-market on related derivatives	—	—	1,096	1,096
Net realized gain on related long-term debt derivatives	—	8	—	8
Gain (loss) on instruments designated at fair value and related derivatives	$5	$10	$7	$22

Six Months Ended June 30, 2021
Interest rate and other components(1)	$—	$59	$(853)	$(794)
Credit risk component(2)	1	—	—	1
Total mark-to-market on financial instruments designated at fair value	1	59	(853)	(793)
Mark-to-market on related derivatives	—	(66)	865	799
Net realized gain on related long-term debt derivatives	—	19	—	19
Gain (loss) on instruments designated at fair value and related derivatives	$1	$12	$12	$25

Six Months Ended June 30, 2020
Interest rate and other components(1)	$—	$(132)	$490	$358
Credit risk component(2)(3)	(49)	—	—	(49)
Total mark-to-market on financial instruments designated at fair value	(49)	(132)	490	309
Mark-to-market on related derivatives	37	150	(510)	(323)
Net realized gain on related long-term debt derivatives	—	14	—	14
Gain (loss) on instruments designated at fair value and related derivatives	$(12)	$32	$(20)	$—

(1)As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.
(2)The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income (loss).
(3)During the six months ended June 30, 2020, the loss in the credit risk component for loans and loans held for sale was attributable to the widening of credit spreads associated with certain commercial loans held for sale which were impacted by the COVID-19 pandemic.

HSBC USA Inc.
12. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income balances:

Three Months Ended June 30,	2021	2020
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$119	$644
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $21 million and $41 million, respectively	63	129
Reclassification adjustment for gains realized in net income (loss), net of tax of $(4) million and $(7) million, respectively(1)	(14)	(24)
Provision for credit losses realized in net income (loss), net of tax of nil and less than $1 million, respectively(2)	—	1
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $1 million and $1 million, respectively(3)	4	4
Total other comprehensive income for period	53	110
Balance at end of period	172	754
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	5	398
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $3 million and $(82) million, respectively	10	(261)
Total other comprehensive income (loss) for period	10	(261)
Balance at end of period	15	137
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(91)	(61)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(2) million and nil, respectively	(6)	—
Reclassification adjustment for (gains) losses realized in net income (loss), net of tax of $(1) million and $1 million, respectively(4)	(3)	3
Total other comprehensive income (loss) for period	(9)	3
Balance at end of period	(100)	(58)
Pension and postretirement benefit liability:
Balance at beginning of period	(7)	(3)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million and nil, respectively	1	—
Total other comprehensive income for period	1	—
Balance at end of period	(6)	(3)
Total accumulated other comprehensive income at end of period	$81	$830

HSBC USA Inc.

Six Months Ended June 30,	2021	2020
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$750	$(116)
Cumulative effect adjustment to initially apply new accounting guidance for measuring credit losses on securities available-for-sale, net of tax of $1 million(5)	—	2
Balance at beginning of period, adjusted	750	(114)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(174) million and $286 million, respectively	(550)	906
Reclassification adjustment for gains realized in net income (loss), net of tax of $(11) million and $(14) million, respectively(1)	(36)	(45)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $2 million and $2 million, respectively(3)	8	7
Total other comprehensive income (loss) for period	(578)	868
Balance at end of period	172	754
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	15	(9)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of nil and $46 million, respectively	—	146
Total other comprehensive income for period	—	146
Balance at end of period	15	137
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(79)	(151)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(6) million and $28 million, respectively	(19)	85
Reclassification adjustment for (gains) losses realized in net income (loss), net of tax of $(1) million and $2 million, respectively(4)	(2)	8
Total other comprehensive income (loss) for period	(21)	93
Balance at end of period	(100)	(58)
Pension and postretirement benefit liability:
Balance at beginning of period	(7)	(3)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million and nil, respectively	1	—
Total other comprehensive income for period	1	—
Balance at end of period	(6)	(3)
Total accumulated other comprehensive income at end of period	$81	$830

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
(5)See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2020 Form 10-K for additional discussion.

HSBC USA Inc.
13. Pension and Other Postretirement Benefits

Defined Benefit Pension Plan The following table reflects the portion of pension expense and its related components of the combined HSBC North America Pension Plan (either the "HSBC North America Pension Plan" or the "Plan") which has been allocated to us and is recorded in our consolidated statement of income (loss). We have not been allocated any portion of the Plan's net pension asset.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Interest cost on projected benefit obligation	$11	$12	$21	$24
Expected return on plan assets	(14)	(20)	(29)	(39)
Amortization of net actuarial loss	—	2	—	4
Administrative costs	1	1	2	2
Pension (income) expense	$(2)	$(5)	$(6)	$(9)
Postretirement Plans Other Than Pensions  Certain employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover all eligible employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits. Net periodic postretirement benefit cost was less than $1 million during the three and six months ended June 30, 2021 and 2020.

14. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and six months ended June 30, 2021 and 2020. See Note 22, "Fee Income from Contracts with Customers," in our 2020 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Credit card fees, net	$13	$9	$23	$20
Trust and investment management fees	26	33	55	64
Other fees and commissions:
Account services	73	58	143	119
Credit facilities	89	64	172	137
Other fees	9	15	21	32
Total other fees and commissions	171	137	336	288
Servicing and other fees from HSBC affiliates	70	81	153	169
Insurance(1)	2	2	3	4
Total fee income from contracts with customers	282	262	570	545
Other non-fee revenues	22	202	118	306
Total other revenues(2)	$304	$464	$688	$851

(1)Included within other income (loss) in the consolidated statement of income (loss).
(2)See Note 16, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $26 million and $44 million during the three and six months ended June 30, 2021, respectively, compared with $13 million and $35 million during the three and six months ended June 30, 2020, respectively. Credit card rewards program costs totaled $13 million and $24 million during the three and six months ended June

HSBC USA Inc.
30, 2021, respectively, compared with $5 million and $18 million during the three and six months ended June 30, 2020, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 19, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 20, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million at both June 30, 2021 and December 31, 2020. We expect to recognize this revenue over a remaining period of one year or less.
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

	June 30, 2021	December 31, 2020
	(in millions)
Assets:
Cash and due from banks	$595	$516
Interest bearing deposits with banks	15	187
Securities purchased under agreements to resell(1)	40	3,941
Trading assets	25	314
Loans	1,406	1,100
Other(2)	328	319
Total assets	$2,409	$6,377
Liabilities:
Deposits	$14,263	$15,163
Trading liabilities(3)	131	2,375
Short-term borrowings	559	270
Long-term debt	5,528	2,878
Other(2)	296	268
Total liabilities	$20,777	$20,954

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.
(3)The decrease in trading liabilities at June 30, 2021 primarily reflects a decrease in borrowing of gold inventory from HSBC Bank plc to support client activity levels.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Income (Expense):
Interest income	$7	$12	$14	$38
Interest expense	(60)	(79)	(133)	(199)
Net interest expense	(53)	(67)	(119)	(161)
Trading revenue (expense)	(1,121)	(356)	(990)	(617)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	32	41	80	88
HSBC Markets (USA) Inc. ("HMUS")	26	26	48	50
Other HSBC affiliates	12	14	25	31
Total servicing and other fees from HSBC affiliates	70	81	153	169
Gain (loss) on instruments designated at fair value and related derivatives	397	1,096	865	(510)
Support services from HSBC affiliates:
HTSU	(268)	(272)	(512)	(535)
HMUS	(18)	(19)	(46)	(46)
Other HSBC affiliates	(106)	(98)	(201)	(190)
Total support services from HSBC affiliates	(392)	(389)	(759)	(771)
Rental income from HSBC affiliates, net(1)	7	6	20	18
Stock based compensation expense(2)	(5)	(7)	(11)	(13)

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
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At June 30, 2021 and December 31, 2020, long-term debt with affiliates reflected $5.5 billion and $2.9 billion, respectively, of borrowings from HSBC North America. During the first quarter of 2021, $850 million of these borrowings were repaid. The remaining outstanding balances include:
•$2.0 billion of fixed-rate senior debt which matures in September 2025;
•$1.5 billion of fixed-rate senior debt which was issued during the first quarter of 2021 and matures in June 2030; and
•$2.0 billion of fixed-rate senior debt which was issued during the second quarter of 2021 and matures in June 2025.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. There was no outstanding balance under this credit facility at either June 30, 2021 or December 31, 2020.
We have also incurred short-term borrowings with certain affiliates. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2021 and December 31, 2020, we had the following loan balances outstanding with HSBC affiliates:

	June 30, 2021	December 31, 2020
	(in millions)
HMUS and subsidiaries	$1,311	$1,088
Other short-term affiliate lending	95	12
Total loans	$1,406	$1,100

HSBC USA Inc.
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $11.6 billion and $12.0 billion at June 30, 2021 and December 31, 2020, respectively, of which $1.3 billion and $1.1 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
We have extended lines of credit to various other HSBC affiliates totaling $3.2 billion and $4.7 billion which did not have any outstanding balances at either June 30, 2021 or December 31, 2020.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2021 and December 31, 2020, there were $95 million and $12 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $817.2 billion and $923.6 billion at June 30, 2021 and December 31, 2020, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $32 million and $66 million at June 30, 2021 and December 31, 2020, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
As discussed further in Note 2, "Strategic Initiatives," during the three and six months ended June 30, 2021, we continued to transfer certain interest rate derivative contracts to HSBC Bank plc as part of our Restructuring Plan.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 23, "Related Party Transactions," in our 2020 Form 10-K. There have been no significant changes in these activities since December 31, 2020.
Other Transactions with HSBC Affiliates:
At both June 30, 2021 and December 31, 2020, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 18, "Preferred Stock," in our 2020 Form 10-K for additional details.

16. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB"), Global Banking and Markets ("GBM") and a Corporate Center ("CC").
During the first half of 2021, we implemented a change to our internal management reporting to prospectively report assets related to our active branches as of January 1, 2021, which were historically reported within our CC segment, within our WPB segment. As a result, lease impairment and other related costs associated with these branches is recorded within our WPB segment beginning in 2021. Prior periods were not impacted by this change.
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

HSBC USA Inc.
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
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	WPB	CMB	GBM	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2021
Net interest income (expense)	$205	$190	$86	$(1)	$480	$9	$34	$523
Other operating income	71	72	183	18	344	(11)	(29)	304
Total operating income	276	262	269	17	824	(2)	5	827
Expected credit losses / provision for credit losses	1	(12)	(72)	—	(83)	(146)	—	(229)
	275	274	341	17	907	144	5	1,056
Operating expenses	355	153	186	71	765	32	5	802
Profit (loss) before income tax	$(80)	$121	$155	$(54)	$142	$112	$—	$254

Three Months Ended June 30, 2020
Net interest income (expense)	$197	$204	$122	$(7)	$516	$2	$20	$538
Other operating income	99	52	263	85	499	(19)	(16)	464
Total operating income	296	256	385	78	1,015	(17)	4	1,002
Expected credit losses / provision for credit losses	36	181	19	—	236	(17)	—	219
	260	75	366	78	779	—	4	783
Operating expenses	326	142	201	63	732	(9)	4	727
Profit (loss) before income tax	$(66)	$(67)	$165	$15	$47	$9	$—	$56

Six Months Ended June 30, 2021
Net interest income (expense)	$414	$380	$181	$(2)	$973	$13	$68	$1,054
Other operating income	158	138	429	29	754	(6)	(60)	688
Total operating income	572	518	610	27	1,727	7	8	1,742
Expected credit losses / provision for credit losses	(1)	(50)	(123)	—	(174)	(282)	—	(456)
	573	568	733	27	1,901	289	8	2,198
Operating expenses	642	303	387	102	1,434	42	8	1,484
Profit (loss) before income tax	$(69)	$265	$346	$(75)	$467	$247	$—	$714
Balances at end of period:
Total assets	$64,120	$43,360	$105,521	$1,820	$214,821	$(19,933)	$—	$194,888
Total loans, net	21,778	21,517	10,233	—	53,528	(2,261)	2,584	53,851
Goodwill	—	358	—	—	358	100	—	458
Total deposits	38,416	43,340	49,322	—	131,078	(4,213)	20,500	147,365

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	WPB	CMB	GBM	CC	Total	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals

Six Months Ended June 30, 2020
Net interest income (expense)	$429	$414	$212	$(20)	$1,035	$5	$2	$1,042
Other operating income	173	110	526	61	870	(23)	4	851
Total operating income	602	524	738	41	1,905	(18)	6	1,893
Expected credit losses / provision for credit losses	176	304	135	—	615	330	—	945
	426	220	603	41	1,290	(348)	6	948
Operating expenses	1,361	289	393	198	2,241	85	6	2,332
Profit (loss) before income tax	$(935)	$(69)	$210	$(157)	$(951)	$(433)	$—	$(1,384)
Balances at end of period:
Total assets	$61,326	$41,511	$155,090	$2,449	$260,376	$(47,514)	$—	$212,862
Total loans, net	24,059	28,125	17,673	—	69,857	(3,931)	5,350	71,276
Goodwill	—	358	—	—	358	100	—	458
Total deposits	49,871	39,245	54,414	—	143,530	(4,874)	17,377	156,033

(1)Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis.
(2)Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.
17. Retained Earnings and Regulatory Capital Requirements

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

HSBC USA Inc.
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:(4)
HSBC USA	$16,261	4.5%	(2)	15.6%	$15,891	4.5%	(2)	14.5%
HSBC Bank USA	18,524	6.5		17.8	18,180	6.5		16.4
Tier 1 capital ratio:(4)
HSBC USA	17,526	6.0		16.8	17,156	6.0		15.6
HSBC Bank USA	21,024	8.0		20.3	20,680	8.0		18.7
Total capital ratio:(4)
HSBC USA	19,867	10.0		19.0	20,680	10.0		18.8
HSBC Bank USA	23,142	10.0		22.3	23,303	10.0		21.1
Tier 1 leverage ratio:
HSBC USA	17,526	4.0	(2)	9.0	17,156	4.0	(2)	8.6
HSBC Bank USA	21,024	5.0		10.8	20,680	5.0		10.3
Supplementary leverage ratio ("SLR"):
HSBC USA	17,526	3.0	(3)	6.9	17,156	3.0	(3)	7.8
HSBC Bank USA	21,024	3.0	(3)	8.3	20,680	3.0	(3)	9.3
Risk-weighted assets:(4)(5)
HSBC USA	104,532				109,809
HSBC Bank USA	103,818				110,682
Adjusted quarterly average assets:(6)
HSBC USA	195,484				198,698
HSBC Bank USA	195,291				200,026
Total leverage exposure:(7)
HSBC USA	254,552				221,216
HSBC Bank USA	253,233				221,334

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

HSBC USA Inc.
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at June 30, 2021 and December 31, 2020 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	June 30, 2021		December 31, 2020
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$70	$—	$79	$—
Interest, taxes and other liabilities	—	23	—	9
Subtotal	70	23	79	9
Venture debt financing entity:
Loans	—	—	10	—
Interest, taxes and other liabilities	—	1	—	1
Subtotal	—	1	10	1
Total	$70	$24	$89	$10
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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at June 30, 2021 and December 31, 2020:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At June 30, 2021
Limited partnership investments	$4,738	$727	$383	$727
At December 31, 2020
Limited partnership investments	$4,266	$629	$285	$629

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
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 4, "Trading Assets and Liabilities," Note 5, "Securities," and Note 20, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy.

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at June 30, 2021 and December 31, 2020. Following the table is a description of the various arrangements.

	June 30, 2021		December 31, 2020
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$25	$2,392	$144	$19,500
Financial standby letters of credit, net of participations(3)(4)	—	5,407	—	5,703
Performance standby letters of credit, net of participations(3)(4)	—	2,736	—	2,842
Total	$25	$10,535	$144	$28,045

(1)Includes $1,958 million and $13,550 million of notional issued for the benefit of HSBC affiliates at June 30, 2021 and December 31, 2020, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,829 million and $1,836 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at June 30, 2021 and December 31, 2020, respectively.
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

HSBC USA Inc.
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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$25	$2,392	$144	$19,500
Buy-protection credit derivative positions	(89)	9,350	(74)	33,111
Net position(1)	$(64)	$6,958	$70	$13,611

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $42 million and $44 million at June 30, 2021 and December 31, 2020, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $15 million and $32 million at June 30, 2021 and December 31, 2020, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at June 30, 2021 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.6	$1,274	$612	$1,886
Index credit derivatives	19.2	215	65	280
Total return swaps	5.3	49	177	226
Subtotal		1,538	854	2,392
Standby Letters of Credit(2)	1.2	6,064	2,079	8,143
Total		$7,602	$2,933	$10,535

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
In 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $54 million and $67 million at June 30, 2021 and December 31, 2020, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 10, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at June 30, 2021 and December 31, 2020.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $4 million and $3 million at June 30, 2021 and December 31, 2020, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is

HSBC USA Inc.
dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at June 30, 2021. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 29, "Litigation and Regulatory Matters," in our 2020 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.9 billion and $3.1 billion at June 30, 2021 and December 31, 2020, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Interest bearing deposits with banks(1)	$988	$2,158
Trading assets(2)	2,193	1,265
Securities available-for-sale(3)	6,360	8,652
Securities held-to-maturity(3)	804	1,076
Loans(4)	21,277	18,146
Other assets(5)	1,570	2,352
Total	$33,192	$33,649

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $800 million and $2,077 million at June 30, 2021 and December 31, 2020, respectively. The fair value of trading assets that could be sold or repledged was $2,193 million and $1,265 million at June 30, 2021 and December 31, 2020, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $13,395 million and $41,447 million at June 30, 2021 and December 31, 2020, respectively. Of this collateral, $13,395 million and $41,047 million could be sold or repledged at June 30, 2021 and December 31, 2020, respectively, of which $239 million and $4,063 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
monitored, and additional collateral is obtained or provided when appropriate, to ensure appropriate collateral coverage of these secured financing transactions.
The following table provides information about resale and repurchase agreements that are subject to offset at June 30, 2021 and December 31, 2020:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At June 30, 2021
Assets:
Securities purchased under resale agreements	$13,425	$2,922	$10,503	$10,460	$43	$—
Liabilities:
Securities sold under repurchase agreements	$3,140	$2,922	$218	$218	$—	$—

At December 31, 2020
Assets:
Securities purchased under resale agreements	$41,382	$5,636	$35,746	$35,746	$—	$—
Liabilities:
Securities sold under repurchase agreements	$7,401	$5,636	$1,765	$1,762	$—	$3

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at June 30, 2021 and December 31, 2020:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At June 30, 2021
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$659	$581	$1,900	$—	$—	$3,140

At December 31, 2020
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$4,091	$2,810	$500	$—	$—	$7,401

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income (loss).

	Fair Value Measurements on a Recurring Basis
June 30, 2021	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,572	$307	$—	$2,879	$—	$2,879
Asset-backed securities:
Collateralized debt obligations	—	58	—	58	—	58
Residential mortgages	—	24	—	24	—	24
Student loans	—	59	—	59	—	59
Debt securities issued by foreign entities	4,021	—	—	4,021	—	4,021
Equity securities	11,869	—	—	11,869	—	11,869
Precious metals trading	—	7,448	—	7,448	—	7,448
Derivatives:(1)
Interest rate contracts	3	2,871	9	2,883	—	2,883
Foreign exchange contracts	—	12,247	13	12,260	—	12,260
Equity contracts	—	3,183	407	3,590	—	3,590
Precious metals contracts	4	1,206	—	1,210	—	1,210
Credit contracts	—	32	50	82	—	82
Other contracts(2)	—	—	6	6	—	6
Derivatives netting	—	—	—	—	(18,026)	(18,026)
Total derivatives	7	19,539	485	20,031	(18,026)	2,005
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	13,758	18,419	—	32,177	—	32,177
Asset-backed securities:
Home equity	—	—	23	23	—	23
Other	—	—	103	103	—	103
Debt securities issued by foreign entities	2,302	112	—	2,414	—	2,414
Loans(4)	—	29	—	29	—	29
Loans held for sale(4)	—	215	—	215	—	215
Other assets:
Mortgage servicing rights	—	—	12	12	—	12
Equity securities	—	146	—	146	—	146
Equity securities measured at net asset value(5)	—	—	—	138	—	138
Total assets	$34,529	$46,356	$623	$81,646	$(18,026)	$63,620
Liabilities:
Domestic deposits(4)	$—	$2,729	$593	$3,322	$—	$3,322
Trading liabilities, excluding derivatives	960	2	—	962	—	962
Derivatives:(1)
Interest rate contracts	4	2,652	1	2,657	—	2,657
Foreign exchange contracts	—	11,727	14	11,741	—	11,741
Equity contracts	—	1,781	420	2,201	—	2,201
Precious metals contracts	—	1,091	—	1,091	—	1,091
Credit contracts	—	138	4	142	—	142
Other contracts(2)	—	—	54	54	—	54
Derivatives netting	—	—	—	—	(15,782)	(15,782)
Total derivatives	4	17,389	493	17,886	(15,782)	2,104
Long-term debt(4)	—	8,918	919	9,837	—	9,837
Total liabilities	$964	$29,038	$2,005	$32,007	$(15,782)	$16,225

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2020	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$5,145	$192	$—	$5,337	$—	$5,337
Asset-backed securities:
Collateralized debt obligations	—	63	—	63	—	63
Residential mortgages	—	—	15	15	—	15
Student loans	—	65	—	65	—	65
Debt securities issued by foreign entities	7,953	18	—	7,971	—	7,971
Equity securities	6,043	—	—	6,043	—	6,043
Precious metals trading	—	4,989	—	4,989	—	4,989
Derivatives:(1)
Interest rate contracts	15	6,637	35	6,687	—	6,687
Foreign exchange contracts	—	18,452	15	18,467	—	18,467
Equity contracts	—	5,051	565	5,616	—	5,616
Precious metals contracts	—	1,323	—	1,323	—	1,323
Credit contracts	—	298	69	367	—	367
Other contracts(2)	—	—	8	8	—	8
Derivatives netting	—	—	—	—	(29,616)	(29,616)
Total derivatives	15	31,761	692	32,468	(29,616)	2,852
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,880	12,528	—	35,408	—	35,408
Asset-backed securities:
Home equity	—	—	27	27	—	27
Other	—	—	104	104	—	104
Debt securities issued by foreign entities	1,942	3,191	—	5,133	—	5,133
Loans(4)	—	32	—	32	—	32
Loans held for sale(4)	—	36	—	36	—	36
Other assets:
Mortgage servicing rights	—	—	7	7	—	7
Equity securities	—	149	—	149	—	149
Equity securities measured at net asset value(5)	—	—	—	135	—	135
Total assets	$43,978	$53,024	$845	$97,982	$(29,616)	$68,366
Liabilities:
Domestic deposits(4)	$—	$3,509	$646	$4,155	$—	$4,155
Trading liabilities, excluding derivatives	727	2,312	—	3,039	—	3,039
Derivatives:(1)
Interest rate contracts	9	6,615	1	6,625	—	6,625
Foreign exchange contracts	—	18,597	6	18,603	—	18,603
Equity contracts	—	3,845	446	4,291	—	4,291
Precious metals contracts	28	1,550	—	1,578	—	1,578
Credit contracts	—	291	6	297	—	297
Other contracts(2)	—	—	67	67	—	67
Derivatives netting	—	—	—	—	(28,914)	(28,914)
Total derivatives	37	30,898	526	31,461	(28,914)	2,547
Long-term debt(4)	—	10,277	448	10,725	—	10,725
Total liabilities	$764	$46,996	$1,620	$49,380	$(28,914)	$20,466

(1)Includes trading derivative assets of $1,985 million and $2,801 million and trading derivative liabilities of $1,978 million and $2,358 million at June 30, 2021 and December 31, 2020, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 10, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income (loss).
(2)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
(3)Securities available-for-sale are recorded at fair value through other comprehensive income (loss). Changes in the allowance for credit losses on securities available-for-sale are recorded through net income (loss).

HSBC USA Inc.
(4)See Note 11, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), fair value option assets and liabilities are recorded at fair value through net income (loss).
(5)Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.
(6)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2021 and 2020. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2021	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2021	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Residential mortgage asset-backed securities	$24	$—	$—	$—	$—	$—	$—	$(24)	$—	$—	$—
Derivatives, net:(2)
Interest rate contracts	2	6	—	—	—	—	—	—	8	5	—
Foreign exchange contracts	(2)	1	—	—	—	—	—	—	(1)	1	—
Equity contracts	42	(117)	—	—	—	81	8	(27)	(13)	(47)	—
Credit contracts	45	1	—	—	—	—	—	—	46	2	—
Other contracts(3)	(50)	(5)	—	—	—	7	—	—	(48)	—	—
Asset-backed securities available-for-sale(4)	130	—	(2)	—	—	(2)	—	—	126	—	(2)
Mortgage servicing rights(5)	11	(2)	—	—	3	—	—	—	12	(2)	—
Total assets	$202	$(116)	$(2)	$—	$3	$86	$8	$(51)	$130	$(41)	$(2)
Liabilities:
Domestic deposits(6)	$(599)	$(12)	$1	$—	$—	$60	$(109)	$66	$(593)	$(12)	$1
Long-term debt(6)	(486)	(20)	(1)	—	(418)	34	(34)	6	(919)	(23)	(1)
Total liabilities	$(1,085)	$(32)	$—	$—	$(418)	$94	$(143)	$72	$(1,512)	$(35)	$—

HSBC USA Inc.

	Jan. 1, 2021	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2021	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Residential mortgage asset-backed securities	$15	$9	$—	$—	$—	$—	$—	$(24)	$—	$9	$—
Derivatives, net:(2)
Interest rate contracts	34	(26)	—	—	—	—	—	—	8	(12)	—
Foreign exchange contracts	9	(10)	—	—	—	—	—	—	(1)	(11)	—
Equity contracts	119	(139)	—	—	—	27	8	(28)	(13)	10	—
Credit contracts	63	(16)	—	—	—	(1)	—	—	46	(17)	—
Other contracts(3)	(59)	(3)	—	—	—	14	—	—	(48)	—	—
Asset-backed securities available-for-sale(4)	131	—	(1)	—	—	(4)	—	—	126	—	(1)
Mortgage servicing rights(5)	7	(1)	—	—	6	—	—	—	12	(1)	—
Total assets	$319	$(186)	$(1)	$—	$6	$36	$8	$(52)	$130	$(22)	$(1)
Liabilities:
Domestic deposits(6)	$(646)	$(8)	$1	$—	$—	$88	$(109)	$81	$(593)	$(4)	$1
Long-term debt(6)	(448)	(23)	(1)	—	(541)	123	(36)	7	(919)	(19)	(1)
Total liabilities	$(1,094)	$(31)	$—	$—	$(541)	$211	$(145)	$88	$(1,512)	$(23)	$—

HSBC USA Inc.

	Apr. 1, 2020	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2020	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Residential mortgage asset-backed securities	16	(1)	—	—	—	—	—	—	15	(1)	—
Corporate and other domestic debt securities	465	36	—	—	—	—	—	—	501	36	—
Derivatives, net:(2)
Interest rate contracts	41	(8)	—	—	—	—	—	—	33	(8)	—
Foreign exchange contracts	(3)	1	—	—	—	—	—	—	(2)	1	—
Equity contracts	(22)	107	—	—	—	6	—	1	92	113	—
Credit contracts	98	(9)	—	—	—	(27)	—	—	62	(8)	—
Other contracts(3)	(58)	(12)	—	—	—	6	—	—	(64)	—	—
Asset-backed securities available-for-sale(4)	116	—	(7)	—	—	—	8	—	117	—	(7)
Mortgage servicing rights(5)	4	(1)	—	—	1	—	—	—	4	(1)	—
Total assets	$657	$113	$(7)	$—	$1	$(15)	$8	$1	$758	$132	$(7)
Liabilities:
Domestic deposits(6)	$(678)	$(13)	$(16)	$—	$(7)	$27	$—	$15	$(672)	$(16)	$(16)
Long-term debt(6)	(320)	(43)	(8)	—	(37)	48	—	13	(347)	(41)	(8)
Total liabilities	$(998)	$(56)	$(24)	$—	$(44)	$75	$—	$28	$(1,019)	$(57)	$(24)

HSBC USA Inc.

	Jan. 1, 2020	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2020	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Residential mortgage asset-backed securities	$17	$(2)	$—	$—	$—	$—	$—	$—	$15	$(2)	$—
Corporate and other domestic debt securities	510	(9)	—	—	—	—	—	—	501	(9)	—
Derivatives, net:(2)
Interest rate contracts	10	23	—	—	—	—	—	—	33	23	—
Foreign exchange contracts	(1)	(1)	—	—	—	—	—	—	(2)	(1)	—
Equity contracts	72	12	—	—	—	6	—	2	92	24	—
Credit contracts	59	26	—	—	—	(23)	—	—	62	27	—
Other contracts(3)	(75)	(1)	—	—	—	12	—	—	(64)	—	—
Asset-backed securities available-for-sale(4)	111	—	(2)	—	—	—	8	—	117	—	(2)
Mortgage servicing rights(5)	4	(2)	—	—	2	—	—	—	4	(2)	—
Total assets	$707	$46	$(2)	$—	$2	$(5)	$8	$2	$758	$60	$(2)
Liabilities:
Domestic deposits(6)	$(774)	$13	$2	$—	$(43)	$82	$—	$48	$(672)	$7	$2
Long-term debt(6)	(354)	38	2	—	(138)	89	—	16	(347)	23	2
Total liabilities	$(1,128)	$51	$4	$—	$(181)	$171	$—	$64	$(1,019)	$30	$4

(1)Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income (loss).
(2)Level 3 net derivatives included derivative assets of $485 million and derivative liabilities of $493 million at June 30, 2021 and derivative assets of $534 million and derivative liabilities of $413 million at June 30, 2020. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
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
(5)Gain (losses) on mortgage servicing rights are included in other income (loss) in the consolidated statement of income (loss).
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

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at June 30, 2021 and December 31, 2020:

June 30, 2021
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$8	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows or option pricing model	Probability to fund for rate lock commitments	36% - 100%	82%
			Likelihood of transaction being executed	90%	N/A
			Interest rate yield curve	8%	N/A
Foreign exchange derivative contracts(2)	$(1)	Option pricing model	Implied volatility of currency pairs	9% - 13%	11%
			Cross-currency basis	(19)bps	N/A
Equity derivative contracts(2)	$(13)	Option pricing model	Equity / Equity Index volatility	6% - 81%	33%
			Equity / Equity and Equity / Index correlation	21% - 96%	53%
			Equity dividend yields and forward price	(6)% - 1%	0%
Credit derivative contracts	$46	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	63bps - 227bps	145bps
Other derivative contracts	$(48)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.5 years	N/A
Asset-backed securities available-for-sale	$126	Discounted cash flows	Market assumptions related to yields for comparable instruments	3%	N/A
Mortgage servicing rights	$12	Discounted cash flows	Constant prepayment rates	13% - 23%	14%
			Discount rate	9% - 10%	9%
			Estimated annualized costs to service	$72 - $152 per account	$75 per account
Domestic deposits (structured deposits)(2)(3)	$(593)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 13%	11%
			Equity / Equity Index volatility	8% - 21%	15%
			Equity / Equity and Equity / Index correlation	35% - 85%	66%
Long-term debt (structured notes)(2)(3)	$(919)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 13%	11%
			Equity / Equity Index volatility	8% - 81%	22%
			Equity / Equity and Equity / Index correlation	21% - 96%	78%

HSBC USA Inc.

December 31, 2020
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Residential mortgage asset-backed securities	$15	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	10%	N/A
			Conditional default rates	5%	N/A
			Loss severity rates	65%	N/A
			Discount margin	500bps	N/A
Interest rate derivative contracts	$34	Market comparable adjusted for probability to fund and, where applicable, discounted cash flows or option pricing model	Probability to fund for rate lock commitments	41% - 100%	78%
			Likelihood of transaction being executed	90%	N/A
			Interest rate yield curve	4% - 7%	6%
Foreign exchange derivative contracts(2)	$9	Option pricing model	Implied volatility of currency pairs	9% - 11%	10%
			Cross-currency basis	(9)bps - 40bps	24bps
Equity derivative contracts(2)	$119	Option pricing model	Equity / Equity Index volatility	0% - 67%	27%
			Equity / Equity and Equity / Index correlation	17% - 62%	30%
			Equity dividend yields and forward price	(1)% - 0%	0%
Credit derivative contracts	$63	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	150bps	N/A
Other derivative contracts	$(59)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	2 years	N/A
Asset-backed securities available-for-sale	$131	Discounted cash flows	Market assumptions related to yields for comparable instruments	4%	N/A
Mortgage servicing rights	$7	Discounted cash flows	Constant prepayment rates	17% - 26%	19%
			Discount rate	9% - 10%	9%
			Estimated annualized costs to service	$73 - $157 per account	$76 per account
Domestic deposits (structured deposits)(2)(3)	$(646)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 11%	10%
			Equity / Equity Index volatility	0% - 42%	15%
			Equity / Equity and Equity / Index correlation	43% - 47%	45%
Long-term debt (structured notes)(2)(3)	$(448)	Option adjusted discounted cash flows	Implied volatility of currency pairs	9% - 11%	10%
			Equity / Equity Index volatility	0% - 67%	23%
			Equity / Equity and Equity / Index correlation	32% - 62%	52%

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

HSBC USA Inc.
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
Significant Transfers Into and Out of Level 3 Measurements During the three and six months ended June 30, 2021, we transferred $66 million and $81 million, respectively, of domestic deposits and $6 million and $7 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the three and six months ended June 30, 2021, we transferred $109 million and $109 million, respectively, of domestic deposits and $34 million and $36 million, respectively, of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable. Additionally, during the second quarter of 2021, we transferred $24 million of residential mortgage asset-backed securities and $27 million of equity derivatives from Level 3 to Level 2 as the inputs used to value these securities and derivative contracts have become more observable.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) goodwill, lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at June 30, 2021 and December 31, 2020. The gains (losses) during the three and six months ended June 30, 2021 and 2020 are also included.

	Non-Recurring Fair Value Measurements at June 30, 2021				Total Gains (Losses) For the Three Months Ended June 30, 2021	Total Gains (Losses) For the Six Months Ended June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans held for sale(1)	$—	$11	$616	$627	$—	$—
Consumer loans(2)	—	210	—	210	2	6
Commercial loans held for sale(3)	—	63	131	194	(12)	(12)
Commercial loans(4)	—	—	175	175	50	69
Leases(5)	—	—	—	—	(55)	(55)
Total assets at fair value on a non-recurring basis	$—	$284	$922	$1,206	$(15)	$8

	Non-Recurring Fair Value Measurements at December 31, 2020				Total Gains (Losses) For the Three Months Ended June 30, 2020	Total Gains (Losses) For the Six Months Ended June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans held for sale(1)	$—	$4	$—	$4	$—	$—
Consumer loans(2)	—	312	—	312	4	7
Commercial loans held for sale(3)	—	68	—	68	(9)	(9)
Commercial loans(4)	—	—	270	270	(117)	(170)
Real estate owned(6)	—	1	—	1	1	1
Goodwill(7)	—	—	—	—	—	(784)
Leases(5)	—	—	3	3	6	(62)
Total assets at fair value on a non-recurring basis	$—	$385	$273	$658	$(115)	$(1,017)

(1)At June 30, 2021 and December 31, 2020, the fair value of the loans held for sale was below cost. During the second quarter of 2021, certain consumer loans were transferred to held for sale for which significant inputs in estimating fair value were unobservable.
(2)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(3)At June 30, 2021 and December 31, 2020, the fair value of the loans held for sale was below cost. During the second quarter of 2021, certain commercial loans were transferred to held for sale for which significant inputs in estimating fair value were unobservable.
(4)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.
(5)During the second quarter of 2021, we determined that we would exit certain branches and, as a result, the lease ROU assets, leasehold improvement assets and equipment assets associated with these branches were written off. During the second quarter of 2021, we also wrote down the lease ROU assets and leasehold improvement assets associated with branches closed prior to 2021 and certain office space that we determined we would exit. During the first quarter of 2020, we determined that we would exit certain branches and, as a result, the lease ROU assets and leasehold improvement assets associated with these branches were written down based on their estimated remaining useful lives. See Note 2, "Strategic Initiatives," in this Form 10-Q for further discussion.
(6)Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.
(7)During the first quarter of 2020, the goodwill allocated to our previously separate RBWM and PB businesses were both written down to $0 million. See Note 9, "Goodwill," in this From 10-Q for further discussion of the results of our goodwill impairment testing, including the events and circumstances leading to the impairments.

HSBC USA Inc.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at June 30, 2021 and December 31, 2020:

At June 30, 2021
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Consumer loans held for sale	$616	Market comparables and internal assumptions	Adjusted market price	10% - 100%	97%
Commercial loans held for sale	131	Market comparables and internal assumptions	Adjusted market price	95%	N/A
Commercial loans	175	Valuation of third party appraisal on underlying collateral	Loss severity rates	3% - 74%	25%

At December 31, 2020
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$270	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 76%	35%

(1)Weighted average is calculated based on the carrying value of the loans.
N/A Not Applicable
Valuation Techniques
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Consumer loans designated under FVO – We elected to apply FVO accounting to certain student loans held for investment. The fair value of these loans is based on observed market prices of instruments with similar characteristics.
Consumer loans held for sale – Consumer loans held for sale are recorded at the lower of amortized cost or fair value. The fair value estimates of consumer loans held for sale are determined primarily using observed market prices of instruments with similar characteristics. Adjustments are made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics. Where observable market parameters are not available, fair value is determined using the discounted cash flow method using assumptions consistent with those which would be used by market participants in valuing such loans, including estimates of prepayment rates, default rates, loss severities and market rates of return. We also may hold discussions on value directly with potential investors. For consumer loans transferred to held for sale during the second quarter of 2021, the fair value measurement processes use significant unobservable inputs to adjust market prices which are specific to the characteristics of the various loan portfolios.
Commercial loans held for sale - Commercial loans held for sale (that are not designated under FVO as discussed below) are recorded at the lower of amortized cost or fair value. The fair value estimates of commercial loans held for sale are determined primarily using observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. We also may hold discussions on value directly with potential investors. For commercial loans transferred to held for sale during the second quarter of 2021, the fair value measurement process uses significant unobservable inputs to adjust market prices which are specific to the characteristics of the loan portfolio.
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

HSBC USA Inc.
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
•Foreign debt securities (government and corporate) - Government securities transact in an active market and therefore fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the primary market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $30 million and $33 million at June 30, 2021 and December 31, 2020, respectively.
The following tables provide additional information relating to our asset-backed securities, including CDOs, at June 30, 2021:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2
		(in millions)
AAA - A	Collateralized debt obligations	$33
	Student loans	59
	Total AAA - A	92
BBB - B	Collateralized debt obligations	25
CCC - Unrated	Residential mortgages - Subprime	24
		$141
Available-for-sale asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$23
BBB - B	Other	103
		$126

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

HSBC USA Inc.
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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at June 30, 2021 and December 31, 2020, and their classification within the fair value hierarchy:

June 30, 2021	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$49,881	$49,881	$1,364	$48,504	$13
Federal funds sold and securities purchased under agreements to resell	10,503	10,503	—	10,503	—
Securities held-to-maturity, net of allowance for credit losses	6,758	7,027	—	7,027	—
Commercial loans, net of allowance for credit losses	37,263	37,636	—	—	37,636
Commercial loans held for sale	210	211	—	63	148
Consumer loans, net of allowance for credit losses	16,559	16,069	—	—	16,069
Consumer loans held for sale	3,681	3,774	—	66	3,708
Financial liabilities:
Short-term financial liabilities	$3,819	$3,819	$—	$3,806	$13
Deposits	134,104	134,107	—	134,107	—
Deposits held for sale	9,939	9,939	—	9,939	—
Long-term debt	9,397	9,888	—	9,888	—

December 31, 2020	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$15,667	$15,667	$1,302	$14,353	$12
Federal funds sold and securities purchased under agreements to resell	35,746	35,746	—	35,746	—
Securities held-to-maturity, net of allowance for credit losses	8,981	9,369	—	9,369	—
Commercial loans, net of allowance for credit losses	40,785	41,417	—	—	41,417
Commercial loans held for sale	93	93	—	93	—
Consumer loans, net of allowance for credit losses	20,256	19,865	—	—	19,865
Consumer loans held for sale	208	217	—	217	—
Financial liabilities:
Short-term financial liabilities	$4,965	$4,965	$—	$4,952	$13
Deposits	140,995	141,001	—	141,001	—
Long-term debt	9,254	9,720	—	9,720	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments,

HSBC USA Inc.
revolving credit facilities and standby letters of credit totaled $140 million and $137 million at June 30, 2021 and December 31, 2020, respectively.

21. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 29, "Litigation and Regulatory Matters," in our 2020 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2021 (the "2021 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2020 Form 10-K and our 2021 First Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2020 Form 10-K and our 2021 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 29, "Litigation and Regulatory Matters," in our 2020 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2021 First Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $150 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the ongoing investigations disclosed in Note 29, "Litigation and Regulatory Matters," in our 2020 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2021 First Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Foreign Exchange ("FX") Matters
Investigations
In July 2021, the Department of Justice ("DOJ") filed a motion to dismiss the charges deferred by its three-year deferred prosecution agreement with HSBC Holdings plc (the "FX DPA"), which is currently pending.

22. New Accounting Pronouncements

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
•changes in Financial Accounting Standards Board and International Accounting Standards Board ("IASB") accounting standards and their interpretation;
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
Economic Environment  The U.S. economy continued its recovery during the first half of 2021 after contracting sharply in 2020 driven by the COVID-19 pandemic which resulted in disruption to business and economic activity as well as to the capital markets. COVID-19's effects in the U.S. and globally have been extreme, and the duration of the pandemic and its ultimate repercussions continue to remain unclear. Unprecedented government economic intervention, including additional government support enacted during the first quarter of 2021, has likely dampened the pandemic's effects, but at uncertain long-term cost. However, these government support measures combined with accelerated progress on vaccinations along with the easing and recent removal of restrictions by many states as new infections continue to drop significantly, have helped speed the economic recovery along considerably while also contributing to higher inflation. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 6.5 percent in the second quarter of 2021, while the U.S. economy added over 800 thousand jobs during the first half of 2021 and the total unemployment rate fell to 5.9 percent at June 2021 as compared with 6.7 percent at December 2020. In June 2021, the FRB decided to hold short-term interest rates steady (at near zero) and indicated it expects short-term rates to remain low for some time, but also signaled it may increase short-term rates sooner than previously anticipated as the economy continues to recover from the effects of the COVID-19 pandemic and market expectations for inflation remain uncertain.
Although the U.S. economy continued to improve in the first half of 2021, the impact of the COVID-19 pandemic, including the emergence of new variants, on economic conditions both in the United States and abroad continues to create global uncertainty about the future economic environment, including the pace and extent of an economic recovery. Concerns over interest rate levels, energy prices, domestic and global policy issues, including civil unrest in the U.S., trade policy in the U.S. and geopolitical events as well as the implications of those events on the markets in general further add to this global uncertainty. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2021 and beyond.
Performance, Developments and Trends As mentioned above, the COVID-19 pandemic has disrupted global financial markets, negatively affected supply and demand across a broad range of industries and caused disruption to our customers, vendors and employees. This pandemic has had a significant impact on our business, financial condition and results of operations. Despite the improvement in economic conditions during the first half of 2021 as discussed above, the circumstances around this pandemic will continue to impact our business in future periods. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration of the pandemic as well as its continuing impact on our customers, vendors and employees, all of which are uncertain. See Part II, Item 1A, "Risk Factors - Risks related to the impact of COVID-19," in our 2020 Form 10-K for further discussion.
We continue to progress our strategic plan to restructure our operations ("Restructuring Plan") as discussed further in Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements. We remain committed to our multi-year strategic plan to re-profile our business.
We previously disclosed that as part of our Restructuring Plan, we were continuing to explore strategic options with respect to our retail operations. In May 2021, we announced that we would take further actions to strategically reposition our Wealth and Personal Banking business to focus on the banking and wealth management needs of globally-connected affluent and high net worth clients through our Premier, Jade and Private Banking propositions. We will exit our mass market retail banking business, including our Personal and Advance propositions as well as retail business banking, and will rebrand approximately 20-25 of our retail branches into international wealth centers to serve our Premier and Jade customers. In conjunction with the execution of this strategy, we have entered into definitive sale agreements with third parties to sell approximately 90 of our retail branches along with substantially all residential mortgage, unsecured and retail business banking loans and all deposits in our branch network not associated with our Premier, Jade and Private Banking customers. Certain assets under management associated with our mass market retail banking business which are managed by an affiliate will also be transferred. The remaining branches not sold or rebranded will be closed. As a result of entering into these sale agreements, assets and liabilities with an aggregate carrying value of approximately $2.9 billion and $10.1 billion, respectively, were transferred to held for sale during the second quarter of 2021. Although the disposal group will be sold in multiple transactions that are expected to be completed by the first quarter of 2022, the actual time to complete these sales depends on many factors, including regulatory approval. In addition, mass market retail banking loans that will not be purchased in the transaction described above, including our remaining retail credit card portfolio, which collectively totaled $1.1 billion, were also transferred to held for sale during the second quarter of 2021 as we currently do not intend to hold these loans for the foreseeable future. See Note 3, "Branch Assets and Liabilities Held for Sale," in the accompanying consolidated financial statements for additional information.

HSBC USA Inc.
The following table sets forth selected financial highlights of HUSI on a U.S. GAAP basis for the three and six months ended June 30, 2021 and 2020 and at June 30, 2021 and December 31, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars are in millions)
Net income (loss)	$193	$7	$532	$(1,276)
Rate of return on average:
Total assets	.4%	—%	.5%	(1.3)%
Risk-weighted assets(1)	.7	—	1.0	(2.0)
Common equity	3.7	(.8)	5.9	(15.4)
Tangible common equity	3.8	(.8)	6.1	(16.2)
Total equity	4.3	.2	5.9	(13.9)
Net interest margin	1.14	1.10	1.16	1.12
Efficiency ratio	97.0	72.6	85.2	123.2
Commercial net charge-off ratio(2)	.25	.37	.13	.31
Consumer net charge-off ratio(2)	1.66	.45	.98	.41

(1)Prior period amount has been revised to conform to the current period presentation. See Note 17, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further discussion.
(2)Excludes loans held for sale.

	June 30, 2021	December 31, 2020
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	1.01%	1.63%
Commercial allowance as a percent of loans(1)	1.42	1.96
Consumer allowance as a percent of loans(1)	.05	.98
Consumer two-months-and-over contractual delinquency	2.40	2.27
Loans to deposits ratio(2)	47.29	48.90
Common equity Tier 1 capital to risk-weighted assets(3)	15.6	14.5
Tier 1 capital to risk-weighted assets(3)	16.8	15.6
Total capital to risk-weighted assets(3)	19.0	18.8
Tier 1 leverage ratio	9.0	8.6
Supplementary leverage ratio	6.9	7.8
Total equity to total assets	9.3	9.3

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$49,868	$15,655
Trading assets	28,343	27,284
Securities available-for-sale	34,717	40,672
Loans:
Commercial loans	37,801	41,599
Consumer loans	16,597	20,489
Total loans	54,398	62,088
Deposits(4)	147,365	145,150

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

HSBC USA Inc.
(3)Prior period amounts have been revised to conform to the current period presentation. See Note 17, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further discussion.
(4)Includes $9.9 billion of deposits held for sale at June 30, 2021.
Net income (loss) was income of $193 million and $532 million during the three and six months ended June 30, 2021, respectively, compared with income of $7 million and a loss of $1,276 million during the three and six months ended June 30, 2020, respectively. Income (loss) before income tax was income of $254 million and $714 million during the three and six months ended June 30, 2021, respectively, compared with income of $56 million and a loss of $1,384 million during the three and six months ended June 30, 2020, respectively. The increase in income (loss) before income tax during the three and six months ended June 30, 2021 was due primarily to a lower provision for credit losses driven by improved economic conditions and the impact of our decision to exit our mass market retail banking business as well as our remaining credit card portfolio which resulted in a release of credit loss reserves and a reduction to the provision for credit losses of approximately $101 million during the second quarter of 2021. Also contributing to the increase in the year-to-date period was lower operating expenses driven by the non-recurrence of a $784 million goodwill impairment charge recorded during the first quarter of 2020. The increases in both periods were partially offset by lower other revenues driven by lower trading revenue.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Income (loss) before income tax, as reported	$254	$56	$714	$(1,384)
Goodwill impairment	—	—	—	784
Costs to achieve(1)	129	49	154	151
Adjusted performance(2)	$383	$105	$868	$(449)

(1)Reflects costs related to the delivery of our Restructuring Plan. Costs to achieve primarily consists of lease impairment and other related costs, severance costs, allocated costs from HSBC Technology & Services ("HTSU"), and trading losses associated with the exit of certain derivative contracts. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements for a more detailed discussion of these costs. The expense during the three and six months ended June 30, 2021 also includes $11 million and $18 million, respectively, of allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities. The expense during the six months ended June 30, 2020 also includes a $9 million gain on the sale of one of our owned retail branch properties.
(2)Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items in the table above, our adjusted performance during the three and six months ended June 30, 2021, respectively, increased $278 million and $1,317 million compared with the prior year periods due primarily to a lower provision for credit losses driven by improved economic conditions and the impact of our decision to exit our mass market retail banking business as well as our remaining credit card portfolio which resulted in a release in credit loss reserves during the second quarter of 2021 as discussed above. Also contributing to the increase in the year-to-date period was lower operating expenses. The increases in both periods were partially offset by lower other revenues driven by lower trading revenue.
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
In March 2021, the United Kingdom ("U.K.") Financial Conduct Authority ("FCA") confirmed that all LIBOR tenors will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of the one-week and two-month USD LIBOR tenors, and immediately after June 30, 2023, in the case of the remaining overnight, one-month, three-month, six-month and twelve-month USD LIBOR tenors. The extension of certain USD LIBOR tenors until June 2023 will allow many legacy LIBOR-based contracts to mature naturally and significantly aids in reducing the risks associated with transitioning legacy contracts onto replacement rates. Separately, the International Swaps and Derivatives Association ("ISDA") has confirmed that the fallback spread adjustments to be used in its ISDA fallbacks have been fixed as of the date of the FCA announcement. As a result, the ISDA fallbacks (i.e. to the adjusted risk-free rate plus the fixed spread

HSBC USA Inc.
adjustment) will automatically occur for outstanding derivative contracts that incorporate the ISDA fallback language or adhere to the ISDA fallback protocol generally when each LIBOR tenor ceases or becomes non-representative. For all outstanding derivatives referenced to USD LIBOR tenors, the ISDA fallback will occur at the first reset subsequent to June 30, 2023. These announcements provide clarity on the future terms of the many derivative contracts which now incorporate the ISDA fallbacks. In addition, during the first half of 2021, central clearing counterparties amended their rules to incorporate the new ISDA fallback language and adhere to the ISDA fallback protocol for cleared derivative contracts.
We continue to actively participate in HSBC's global transition program with the objective of facilitating an orderly transition of all products, processes, models and curves, as well as all legacy LIBOR-based contracts, onto replacement rates. In particular, during the first half of 2021, we:
•implemented the capabilities for SOFR-based derivatives in our Markets Treasury function and to offer SOFR-based bilateral loans in our Commercial Banking business;
•continued to reduce our LIBOR derivative exposures through the exit or transfer of certain derivative contracts as part of our Restructuring Plan; and
•started to engage our clients to provide alternative products and determine their ability and readiness to transition.
The current focus of our client transition efforts is on those contracts that will be impacted by tenors ceasing or becoming non-representative immediately after December 31, 2021. Such contracts outstanding at June 30, 2021 included contracts for non-derivative financial assets with a carrying value of approximately $746 million, primarily consisting of certain non-USD LIBOR-based commercial loans, and contracts for non-USD LIBOR-based derivatives with a notional value of approximately $2.8 billion. Such contracts for non-derivative financial liabilities were immaterial at June 30, 2021. The ability of HUSI and its clients to transition legacy contracts onto replacement rates is dependent on the availability and market liquidity of products that reference replacement rates, including SOFR, and on our clients being ready and able to adapt their own processes and systems to accommodate the replacement products. We continue to engage with industry participants, the official sector and our clients to support an orderly transition and the mitigation of the risks resulting from the transition. For further discussion of our LIBOR transition program and the associated risks, see "Executive Overview" in MD&A in our 2020 Form 10-K.
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
Loan Forbearance Initiatives The CARES Act created a forbearance program for federally-backed mortgage loans and provided financial institutions with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings ("TDR Loans") beginning March 1, 2020. This TDR Loan guidance can be applied until the earlier of January 1, 2022 or 60 days following the termination of the presidentially declared national emergency. We elected to adopt the TDR Loan guidance in the CARES Act and are not applying TDR Loan classification to COVID-19 related loan modifications in the form of a long-term payment deferral (for commercial loans all payment modifications, including all payment deferrals) granted to borrowers that were current (less than 30 days past due) as of December 31, 2019 which otherwise may have been reported as TDR Loans. The CARES Act also prohibited servicers of federally-backed mortgage loans from initiating any foreclosure action on any residential property that is not vacant or abandoned for a period of 60 days. This moratorium expired on July 31, 2021. In addition to these federal measures, some state governments have taken action to require forbearance with respect to certain loans and fees. We are continuing to monitor federal, state and international regulatory developments in relation to COVID-19 and their potential impact on our operations.
In 2020, federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR Loans. Borrowers that do not meet the criteria in the CARES Act or the Interagency Statement are assessed for TDR Loan classification in accordance with our accounting policies. Through June 30, 2021, these loans were not significant.
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

HSBC USA Inc.
will generally be placed on nonaccrual status and, if the loan does not meet the criteria in the CARES Act, assessed for TDR Loan classification. Any accrued interest recorded on these loans is generally not reversed against income and will remain recorded as accrued interest receivable. We have not modified our commercial loan nonaccrual policies as a result of this guidance.
We have implemented various loan modification payment deferral programs to provide borrowers relief from the economic impacts of the COVID-19 pandemic. The following table summarizes information about loans under these programs as of June 30, 2021. Not included in the following table are loans that have exited the programs or have been transferred to held for sale as well as other forms of relief that we have provided to commercial clients affected by the impact of COVID-19, such as covenant waivers and amendments, and deferrals of financial statement and covenant compliance reporting requirements.

	June 30, 2021
	Number of Loans	Loan Amount	% of Loans with Payment(1)	Program Details
	(in thousands)	(in millions)
Commercial:
Real estate, including construction	—	$421	0%	Primarily deferrals of up to twenty-one months
Business and corporate banking	—	88	0	Primarily deferrals of up to twenty-one months
Global banking	—	38	0	Primarily deferrals of up to twenty-one months
Other commercial		4	0	Primarily deferrals of up to twenty-one months
Total commercial(2)	—	551	0
Consumer:
Residential mortgages(3)	1.1	484	29	Deferrals of either three or six month increments up to a maximum of eighteen months
Home equity mortgages(3)	0.3	26	22	Deferrals of either three or six month increments up to a maximum of eighteen months
Total consumer(4)	1.4	510	28
Total	1.4	$1,061	14

(1)Represents the percentage of loans under a COVID-19 related payment deferral program at June 30, 2021 for which at least one payment was collected during the second quarter of 2021.
(2)Total number of commercial loans is less than 20.
(3)Includes $446 million of consumer mortgage loans where the borrowers were provided with extended payment deferral relief of more than six months at June 30, 2021. Due to our CARES Act election, $424 million of these loans were exempted from TDR assessment. In addition, $384 million of these loans have been placed on nonaccrual status, because the borrowers utilized a payment deferral of more than six months.
(4)Not included in the table at June 30, 2021 are $139 million of consumer loans under COVID-19 payment deferral programs which were transferred to held for sale during the second quarter of 2021 as part of our decision to exit our mass market retail banking business as well as our remaining retail credit card portfolio.
When the payment relief period ends, borrowers have various options, including repaying the deferred payments in full, repaying the deferred payments over an installment period or moving the deferred payments to the end of the loan. If a borrower is experiencing financial difficulty when the payment relief period ends, they may enter into a modification program to reduce the interest rate and extend the term of the loan which would result in the loan being classified as a TDR Loan. As of June 30, 2021, $905 million and $1,035 million of commercial and consumer loans, respectively, have exited a COVID-19 related payment deferral program, of which nil and $33 million, respectively, entered into a modification program upon exiting that resulted in the loans being classified as TDR Loans. Of the commercial and consumer loans that have exited a COVID-19 related payment deferral program, 100 percent and 81 percent, respectively, were current or less than 30 days past due as of June 30, 2021.
Paycheck Protection Program The CARES Act created a new loan guarantee program entitled the Paycheck Protection Program ("PPP") targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"), whose guarantee is backed by the full faith and credit of the United States. PPP covered loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Lenders receive pre-determined fees for processing and servicing PPP loans. In addition, PPP loans are risk-weighted at zero percent under the generally-applicable Standardized

HSBC USA Inc.
Approach used to calculate risk-weighted assets for regulatory capital purposes. HSBC Bank USA is a PPP participating lender and had loans funded under the PPP which totaled $819 million at June 30, 2021. The SBA deadline for accepting PPP loan applications from participating lenders expired on May 31, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Profit (loss) before tax – U.S. GAAP basis	$254	$56	$714	$(1,384)
Adjustments:
Expected credit losses	(49)	(17)	(188)	330
Loans held for sale	(96)	—	(104)	—
Loan origination	(5)	5	(6)	9
Pension and other postretirement benefit costs	(1)	(5)	(5)	(10)
Precious metal loans	—	9	2	9
Leases	2	(11)	5	(9)
Renewable energy tax credit investments	5	5	9	7
Other long-lived assets	29	—	39	—
Goodwill impairment	—	—	—	91
Other	3	5	1	6
Profit (loss) before tax – Group Reporting Basis	$142	$47	$467	$(951)
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
During the three and six months ended June 30, 2021, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses ("lifetime ECL") estimate. Primarily as a result of the different requirements, releases in credit reserves driven by improved economic conditions, which resulted in improved economic forecasts used to calculate expected credit losses as well as client paydowns, were more pronounced under U.S. GAAP.
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
During the three and six months ended June 30, 2021, we transferred certain loans to held for sale which under U.S. GAAP require the loans to be carried at the lower of amortized cost or fair value which resulted in a release of credit loss reserves on the loans. Under the Group Reporting Basis, loans held for sale continue to be accounted for and credit losses continue to be measured in accordance with IFRS 9, "Financial Instruments," with any gain or loss recorded at the time of sale. In addition, a portion of the loans transferred under U.S. GAAP did not meet the more stringent criteria for held for sale classification under the Group Reporting Basis.

HSBC USA Inc.
During the three and six months ended June 30, 2021, amortization expense for long-lived assets was higher under U.S. GAAP. During the third quarter of 2020, we recorded an impairment charge under the Group Reporting Basis related to the write-off of all the capitalized software and a portion of the leasehold improvements primarily associated with our Wealth and Personal Banking business segment, while under U.S. GAAP, no impairment charge was required. Consequently, the carrying amounts for capitalized software and leasehold improvements are higher under U.S. GAAP than under the Group Reporting Basis and, as a result, corresponding amortization expense is higher under U.S. GAAP. In addition, during the second quarter of 2021, we determined we would exit certain branches as part of our Restructuring Plan and, as a result, we recorded an impairment charge of $18 million under U.S. GAAP to write-off the leasehold improvements associated with these branches. These leasehold improvements were previously written-off under the Group Reporting Basis as discussed above.
During the six months ended June 30, 2020, goodwill impairment charges were lower under the Group Reporting Basis than under U.S.GAAP. Under the Group Reporting Basis, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill and, therefore, a lower impairment charge under the Group Reporting Basis.

Balance Sheet Review

The following table provides balance sheet totals at June 30, 2021 and increases (decreases) since December 31, 2020:

		Increase (Decrease) From
		December 31, 2020
	June 30, 2021	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$60,371	$8,970	17.5%
Loans, net	53,851	(7,222)	(11.8)
Loans held for sale	4,106	3,769	*
Trading assets	28,343	1,059	3.9
Securities	41,475	(8,178)	(16.5)
All other assets	6,742	56	.8
	$194,888	$(1,546)	(.8)%
Period end liabilities and equity:
Total deposits	$147,365	$2,215	1.5%
Trading liabilities	2,940	(2,457)	(45.5)
Short-term borrowings	3,806	(1,146)	(23.1)
Long-term debt	19,234	(745)	(3.7)
Interest, taxes and other liabilities	3,359	694	26.0
Total equity	18,184	(107)	(.6)
	$194,888	$(1,546)	(.8)%

*Percentage change is greater than 100 percent.
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments increased compared with December 31, 2020 due to an increase in overall liquidity as we raised funds in advance of their usage. The increase in funds was driven primarily by net sales, paydowns and maturities of securities. Also contributing to the increase were lower loans and higher deposits as discussed in detail below. These increases were partially offset by repayments of precious metal trading liabilities, short-term borrowings and long-term debt.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at June 30, 2021 and increases (decreases) since December 31, 2020:

		Increase (Decrease) From
		December 31, 2020
	June 30, 2021	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$9,692	$(772)	(7.4)%
Business and corporate banking	12,139	(1,340)	(9.9)
Global banking(1)	11,119	(2,400)	(17.8)
Other commercial(2)	4,851	714	17.3
Total commercial	37,801	(3,798)	(9.1)
Consumer loans:
Residential mortgages	16,066	(2,311)	(12.6)
Home equity mortgages	388	(339)	(46.6)
Credit cards	—	(1,066)	(100.0)
Other consumer	143	(176)	(55.2)
Total consumer	16,597	(3,892)	(19.0)
Total loans	54,398	(7,690)	(12.4)
Allowance for credit losses(3)	547	(468)	(46.1)
Loans, net	$53,851	$(7,222)	(11.8)%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GBM relationship managers.
(2)Includes loans to HSBC affiliates which totaled $1,406 million and $1,100 million at June 30, 2021 and December 31, 2020, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans decreased compared with December 31, 2020 due primarily to the impact of our efforts to improve returns through disciplined lending, paydowns and lower demand from clients reflecting increased capital markets activity. Also contributing to the decrease was the transfer of our retail business banking loan portfolio with a carrying value of $149 million to held for sale during the second quarter of 2021 as discussed below. These decreases were partially offset by higher loans to affiliates. The decline in commercial non-affiliate loans was primarily in the energy, real estate, diversified financial, semiconductor and banking industries.
Consumer loans decreased compared with December 31, 2020 due primarily to the transfer of certain consumer loans with a carrying value of $3,616 million to held for sale during the second quarter of 2021 as discussed below.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	June 30, 2021		December 31, 2020
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	97.8%	97.6%	97.6%	96.8%
80% < LTV < 90%	2.0	2.2	2.1	2.7
90% < LTV < 100%	.1	.2	.2	.4
LTV > 100%	.1	—	.1	.1
Average LTV for portfolio	53.6	46.7	52.6	46.2

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

HSBC USA Inc.
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at March 31, 2021 and September 30, 2020, respectively.
Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2021 and increases (decreases) since December 31, 2020:

		Increase (Decrease) From
		December 31, 2020
	June 30, 2021	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$—	$(10)	(100.0)%
Business and corporate banking	149	149	*
Global banking	276	157	*
Total commercial	425	296	*
Consumer loans:
Residential mortgages	2,429	2,221	*
Home equity mortgages	265	265	*
Credit cards	829	829	*
Other consumer	158	158	*
Total consumer	3,681	3,473	*
Total loans held for sale	$4,106	$3,769	*

*Percentage change is greater than 100 percent.
Commercial loans held for sale increased compared with December 31, 2020. During the second quarter of 2021, as part of our Restructuring Plan we made the decision to exit our mass market retail banking business. See Note 3, "Branch Assets and Liabilities Held for Sale," in the accompanying consolidated financial statements for additional information. As a result, we transferred our retail business banking loan portfolio to held for sale with a carrying value of $149 million.
Also included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $215 million and $36 million at June 30, 2021 and December 31, 2020, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
In addition, commercial loans held for sale includes certain other loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $61 million and $93 million at June 30, 2021 and December 31, 2020, respectively.
Consumer loans held for sale increased compared with December 31, 2020. As discussed above, during the second quarter of 2021, as part of our Restructuring Plan we made the decision to exit our mass market retail banking business as well as our remaining retail credit card portfolio. As a result, we transferred certain consumer loans to held for sale, including loans related to the branch disposal group, which collectively totaled $3,616 million, including $2,364 million of residential mortgages, $265 million of home equity mortgages, $829 million of credit cards and $158 million of other consumer loans.
Also included in residential mortgage loans held for sale are agency-eligible residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income (loss).
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was nil at both June 30, 2021 and December 31, 2020. The valuation allowance on commercial loans held for sale was $5 million and $1 million at June 30, 2021 and December 31, 2020, respectively.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at June 30, 2021 and increases (decreases) since December 31, 2020:

		Increase (Decrease) From
		December 31, 2020
	June 30, 2021	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$18,910	$(584)	(3.0)%
Precious metals	7,448	2,459	49.3
Derivatives, net	1,985	(816)	(29.1)
	$28,343	$1,059	3.9%
Trading liabilities:
Securities sold, not yet purchased	$960	$233	32.0%
Payables for precious metals	2	(2,310)	(99.9)
Derivatives, net	1,978	(380)	(16.1)
	$2,940	$(2,457)	(45.5)%

(1)See Note 4, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were lower compared with December 31, 2020 due to decreases in foreign sovereign and U.S. Treasury positions, partially offset by an increase in equity positions. Trading security positions are held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were higher compared with December 31, 2020 driven by an increase in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2020 due primarily to increases in our own gold and palladium inventory position. Payables for precious metals were lower compared with December 31, 2020 reflecting a decrease in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2020 mainly from market movements and reduced positions driven by the exit or transfer of certain derivative contracts as part of our Restructuring Plan which resulted in lower valuations of foreign exchange, interest rate, equity, commodity and credit derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were lower compared with December 31, 2020 driven by net sales, paydowns and maturities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes as well as unfavorable market valuations due to increasing yields. The decline in securities balances was primarily in U.S. Treasury, foreign sovereign and U.S. Government agency mortgage-backed securities which was partially offset by net purchases of U.S. Government sponsored mortgage-backed securities.
All Other Assets  All other assets includes, among other items, properties and equipment, net, goodwill and other branch related assets held for sale. All other assets were relatively flat compared with December 31, 2020 as higher outstanding settlement balances related to security sales were largely offset by lower cash collateral posted, lower lease assets and lower investments in Federal Home Loan Bank ("FHLB") stock.
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

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at June 30, 2021 and increases (decreases) since December 31, 2020:

		Increase (Decrease) From
		December 31, 2020
	June 30, 2021	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$118,435	$(14,030)	(10.6)%
Domestic and foreign banks	16,119	5,899	57.7
U.S. government and states and political subdivisions	306	(15)	(4.7)
Foreign governments and official institutions	2,566	422	19.7
Deposits held for sale(1)	9,939	9,939	*
Total deposits	$147,365	$2,215	1.5%
Total core deposits(2)	$122,560	$(3,026)	(2.4)%

*Percentage change is greater than 100 percent.
(1)Represents deposits associated with the exit of our mass market retail banking business as part of our Restructuring Plan which were transferred to held for sale during the second quarter of 2021.
(2)Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000. Balance at June 30, 2021 excludes deposits held for sale.
Total deposits increased compared with December 31, 2020 as our commercial clients increased their demand and savings deposits in response to the economic uncertainty caused by the COVID-19 pandemic, improved economic conditions and the actions taken by the U.S. Government to provide financial support to businesses. The increase was partially offset by declines in time deposits and deposits from affiliates. A shift in mix of deposits from affiliates resulted in a decline in deposits from non-bank affiliates, partially offset by an increase in deposits from bank affiliates.
Short-Term Borrowings  Short-term borrowings decreased compared with December 31, 2020 reflecting a decline in securities sold under repurchase agreements.
Long-Term Debt  Long-term debt decreased compared with December 31, 2020 as the impact of debt issuances, including $3,500 million of senior debt issued to HSBC North America during the first half of 2021, was more than offset by debt retirements. Debt issuances during the three and six months ended June 30, 2021 totaled $3,029 million and $5,317 million, respectively, of which $113 million and $195 million, respectively, was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $1,622 million of senior structured notes during the six months ended June 30, 2021. Total long-term debt outstanding under this shelf was $8,082 million and $9,138 million at June 30, 2021 and December 31, 2020, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $195 million during the six months ended June 30, 2021. Total debt outstanding under this program was $1,724 million and $1,888 million at June 30, 2021 and December 31, 2020, respectively.
Borrowings from the FHLB totaled $2,000 million and $4,250 million at June 30, 2021 and December 31, 2020, respectively.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities includes, among other items, other branch related liabilities held for sale. Interest, taxes and other liabilities increased compared with December 31, 2020 due primarily to higher outstanding settlement balances related to security purchases, partially offset by lower lease liabilities and a lower liability for off-balance sheet credit exposures.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2021 Compared to 2020 Increase (Decrease)
Three Months Ended June 30,	2021	Volume	Rate	2020
	(dollars are in millions)
Interest income:
Short-term investments	$17	$8	$(14)	$23
Trading securities	54	8	(2)	48
Securities	160	(55)	(47)	262
Commercial loans	275	(118)	(7)	400
Consumer loans	166	(1)	(13)	180
Other	4	(4)	3	5
Total interest income	676	(162)	(80)	918
Interest expense:
Deposits	69	(14)	(117)	200
Short-term borrowings	4	(7)	(4)	15
Long-term debt	78	(35)	(49)	162
Tax liabilities and other	2	1	(2)	3
Total interest expense	153	(55)	(172)	380
Net interest income	$523	$(107)	$92	$538

Yield on total interest earning assets	1.48%			1.88%
Cost of total interest bearing liabilities	.46			.98
Interest rate spread	1.02			.90
Benefit from net non-interest paying funds(1)	.12			.20
Net interest margin on average earning assets	1.14%			1.10%

HSBC USA Inc.

		2021 Compared with 2020 Increase (Decrease)
Six Months Ended June 30,	2021	Volume	Rate	2020
	(dollars are in millions)
Interest income:
Short-term investments	$33	$51	$(128)	$110
Trading securities	102	(10)	(16)	128
Securities	337	(76)	(92)	505
Commercial loans	557	(189)	(102)	848
Consumer loans	335	(1)	(34)	370
Other	13	(15)	4	24
Total interest income	1,377	(240)	(368)	1,985
Interest expense:
Deposits	150	10	(381)	521
Short-term borrowings	9	(21)	(25)	55
Long-term debt	160	(72)	(128)	360
Tax liabilities and other	4	1	(4)	7
Total interest expense	323	(82)	(538)	943
Net interest income	$1,054	$(158)	$170	$1,042

Yield on total interest earning assets	1.51%			2.14%
Cost of total interest bearing liabilities	.48			1.30
Interest rate spread	1.03			.84
Benefit from net non-interest paying funds(1)	.13			.28
Net interest margin on average earning assets	1.16%			1.12%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income decreased during the three months ended June 30, 2021 due primarily to lower interest income from interest earning assets driven by the unfavorable impact of lower average interest earning asset balances, primarily commercial loans and securities, as well as lower yields on securities, loans and short-term investments. The decrease in the three-month period was partially offset by lower interest expense from interest bearing liabilities driven by lower rates paid and the favorable impact of lower average interest bearing liability balances. In the year-to-date period, net interest income increased due primarily to lower interest expense from interest bearing liabilities driven by lower rates paid and the favorable impact of lower average interest bearing liability balances, primarily long-term debt and short-term borrowings. The increase in the year-to-date period was partially offset by lower interest income from interest earning assets driven by lower yields on short-term investments, loans and securities as well as the unfavorable impact of lower average interest earning asset balances, primarily commercial loans and securities.
Short-term investments Interest income decreased during the three and six months ended June 30, 2021 due to lower yields earned on these balances reflecting the impact of lower market rates, partially offset by higher average balances.
Trading securities Interest income increased during the three months ended June 30, 2021 due primarily to higher average balances driven by an increase in equity positions, partially offset by declines in U.S. Treasury, foreign sovereign and corporate bond positions. In the year-to-date period, interest income decreased due to lower yields reflecting the impact of lower market rates as well as lower average balances driven by declines in U.S. Treasury, foreign sovereign and corporate bond positions, partially offset by an increase in equity positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Lower interest income during the three and six months ended June 30, 2021 was due to lower yields reflecting the impact of lower market rates and lower average balances. Lower average balances were driven by declines in U.S. Government agency mortgage-backed, U.S. Treasury and foreign sovereign securities, partially offset by an increase in U.S. Government sponsored mortgage-backed securities.

HSBC USA Inc.
Commercial loans Interest income was lower during the three months ended June 30, 2021 due primarily to lower average balances. In the year-to-date period, interest income was lower due to lower average balances and lower yields reflecting the impact of lower market rates on variable rate loans. Lower average balances in both the three-month and year-to-date periods were driven primarily by the impact of our efforts to improve returns through disciplined lending, paydowns and lower demand from clients reflecting increased capital markets activity as well as lower loans to affiliates.
Consumer loans Lower interest income during the three and six months ended June 30, 2021 was due primarily to lower yields reflecting the impact of lower market rates on residential mortgage and, in the year-to-date period, home equity mortgage loans.
Other Interest income was relatively flat during the three months ended June 30, 2021. In the year-to-date period, interest income decreased due primarily to lower average cash collateral balances.
Deposits Interest expense decreased during the three and six months ended June 30, 2021 due primarily to lower rates paid reflecting the impact of lower market rates. While average balances were lower and contributed to the decrease in the three-month period, they were higher and partially offset the decrease in the year-to-date period. In the three month period, lower average balances were driven by declines in time deposits and deposits from affiliates which were partially offset by growth in savings and demand deposits as our customers increased their deposits in response to the economic uncertainty caused by the COVID-19 pandemic and the actions taken by the U.S. Government to provide financial support to households and businesses. In the year-to-date period, average balances were higher as declines in time deposits and deposits from affiliates were more than offset by growth in savings and demand deposits as our customers increased their deposits in response to the economic uncertainty caused by the COVID-19 pandemic and the actions taken by the U.S. Government to provide financial support to households and businesses.
Short-term borrowings Lower interest expense during the three and six months ended June 30, 2021 was due to lower rates paid reflecting the impact of lower market rates and lower average borrowings driven by a decline in securities sold under repurchase agreements.
Long-term debt Interest expense decreased during the three and six months ended June 30, 2021 due to lower rates paid reflecting the impact of lower market rates on variable rate borrowings and lower average borrowings.
Tax liabilities and other Interest expense was relatively flat during the three and six months ended June 30, 2021.
Provision for Credit Losses  The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$(3)	$28	$(31)	*
Business and corporate banking	(24)	106	(130)	*
Global banking	(79)	176	(255)	*
Other commercial	(1)	(1)	—	—
Total commercial loans	(107)	309	(416)	*
Consumer loans:
Residential mortgages	8	20	(12)	(60.0)
Home equity mortgages	(5)	(1)	(4)	*
Credit cards	(76)	3	(79)	*
Other consumer	(21)	6	(27)	*
Total consumer loans	(94)	28	(122)	*
Total loans	(201)	337	(538)	*
Other financial assets measured at amortized cost	(1)	(1)	—	—
Securities available-for-sale	—	1	(1)	(100.0)
Off-balance sheet credit exposures	(27)	(118)	91	77.1
Total provision for credit losses	$(229)	$219	$(448)	*

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$(28)	$79	$(107)	*
Business and corporate banking	(77)	319	(396)	*
Global banking	(144)	286	(430)	*
Other commercial	(1)	—	(1)	*
Total commercial loans	(250)	684	(934)	*
Consumer loans:
Residential mortgages	6	50	(44)	(88.0)
Home equity mortgages	(8)	2	(10)	*
Credit cards	(77)	98	(175)	*
Other consumer	(17)	15	(32)	*
Total consumer loans	(96)	165	(261)	*
Total loans	(346)	849	(1,195)	*
Other financial assets measured at amortized cost	(1)	1	(2)	*
Securities available-for-sale	—	—	—	—
Off-balance sheet credit exposures	(109)	95	(204)	*
Total provision for credit losses	$(456)	$945	$(1,401)	*

*Percentage change is greater than 100 percent.
Our provision for credit losses decreased $448 million and $1,401 million during the three and six months ended June 30, 2021, respectively, due to a lower provision for credit losses on both our commercial and consumer loan portfolios. While the provision for credit losses on off-balance sheet credit exposures was higher in the three-month period, it was lower in the year-to-date period.
The provision for credit losses on our commercial loan portfolio decreased $416 million and $934 million during the three and six months ended June 30, 2021, respectively, reflecting releases in credit loss reserves compared with loss provisions in the prior year periods. The releases in credit reserves in the current year periods were driven by improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL and improvements in credit conditions associated with certain clients as well as declines in credit reserves for risk factors associated with higher risk client exposures and, in the year-to-date period, economic uncertainty. Client paydowns and loan sales also contributed to the releases in credit reserves in the current year periods. In the prior year periods, the loss provisions were driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating lifetime ECL, downgrades reflecting weakness in the financial condition of certain clients and provisions for risk factors associated with large loan exposures. While a loss provision associated with loan growth as clients drew on their available lines of credit contributed to the loss provision in the 2020 year-to-date period, a significant portion of the commercial lines of credit that were drawn in March 2020 were repaid during the second quarter of 2020 resulting in a release of credit loss reserves.
The provision for credit losses on our consumer loan portfolio decreased $122 million and $261 million during the three and six months ended June 30, 2021, respectively, reflecting releases in credit loss reserves compared with loss provisions in the prior year periods. The releases in credit reserves in the current year periods were driven by the impact of our decision to exit our mass market retail banking business as well as our remaining credit card portfolio which resulted in a release of credit loss reserves and a reduction to the provision for credit losses of approximately $100 million during the second quarter of 2021. Also contributing to the releases in credit reserves in the current year periods were improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL and declines in credit reserves for risk factors primarily associated with economic uncertainty and forbearance accounts. In the prior year periods, the loss provisions were driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating lifetime ECL as well as higher dollars of delinquency and, to a lesser extent, growth in personal loan balances due to new product promotions. While loss provisions were recorded for credit cards in the prior year periods, the provision in the second quarter of 2020 was not as significant due to lower customer spending and a decline in credit card balances.

HSBC USA Inc.
The provision for credit losses on off-balance sheet credit exposures increased $91 million during the three months ended June 30, 2021 reflecting lower releases in credit loss reserves. The release in credit loss reserves in the prior year period resulted from lower outstanding exposure and a lower estimate of expected future draws, which more than offset the impact of the deterioration of economic conditions caused by the COVID-19 pandemic consistent with commercial loans as discussed above. In the current year period, the release in credit loss reserves resulted from the improved economic conditions consistent with commercial loans as discussed above. In the year-to-date period, the provision for credit losses on off-balance sheet credit exposures decreased $204 million reflecting a release in credit loss reserves compared with a loss provision in the prior year-to-date period. The release in credit reserves in the current year-to-date period resulted from the improved economic conditions consistent with commercial loans as discussed above. In the prior year-to-date period, the loss provision resulted from the deterioration of economic conditions caused by the COVID-19 pandemic consistent with commercial loans as discussed above, partially offset by the impact of lower outstanding exposure.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Credit card fees, net	$13	$9	$4	44.4%
Trust and investment management fees	26	33	(7)	(21.2)
Other fees and commissions	171	137	34	24.8
Trading revenue	2	192	(190)	(99.0)
Other securities gains, net	18	31	(13)	(41.9)
Servicing and other fees from HSBC affiliates	70	81	(11)	(13.6)
Gain on instruments designated at fair value and related derivatives	7	22	(15)	(68.2)
Other income (loss):
Valuation of loans held for sale	(5)	(9)	4	44.4
Residential mortgage banking revenue	1	4	(3)	(75.0)
Insurance	2	2	—	—
Miscellaneous income (loss)	(1)	(38)	37	97.4
Total other income (loss)	(3)	(41)	38	92.7
Total other revenues	$304	$464	$(160)	(34.5)%

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Credit card fees, net	$23	$20	$3	15.0%
Trust and investment management fees	55	64	(9)	(14.1)
Other fees and commissions	336	288	48	16.7
Trading revenue	43	206	(163)	(79.1)
Other securities gains, net	47	59	(12)	(20.3)
Servicing and other fees from HSBC affiliates	153	169	(16)	(9.5)
Gain on instruments designated at fair value and related derivatives	25	—	25	*
Other income (loss):
Valuation of loans held for sale	(5)	(8)	3	37.5
Residential mortgage banking revenue	17	2	15	*
Insurance	3	4	(1)	(25.0)
Miscellaneous income (loss)	(9)	47	(56)	*
Total other income (loss)	6	45	(39)	(86.7)
Total other revenues	$688	$851	$(163)	(19.2)%

HSBC USA Inc.
*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net increased during the three and six months ended June 30, 2021 due to higher interchange fees driven by higher customer spending reflecting improved economic conditions compared with the prior year periods, partially offset by higher cost estimates associated with our credit rewards program.
Trust and investment management fees  Trust and investment management fees declined during the three and six months ended June 30, 2021 reflecting a shift in mix to products with lower management fees.
Other fees and commissions Other fees and commissions increased during the three and six months ended June 30, 2021 due primarily to higher fees from loan syndication, wire transfers and other account services reflecting improved economic conditions compared with the prior year periods. See Note 14, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.
Trading revenue  Trading revenue is generated by participation in the foreign exchange, precious metals, rates, credit and equities markets. The following table presents trading revenue by business activity. Not included in the table below is the impact of net interest income associated with trading securities which is an integral part of trading activities' overall performance. Certain derivatives, such as total return swaps, are economically hedged by holding the underlying interest bearing referenced assets. Net interest income related to trading activities is recorded in net interest income in the consolidated statement of income (loss). Trading revenue related to the mortgage banking business is included as a component of other income (loss). During the first quarter of 2021, we changed our presentation for the components of trading revenue to provide a more detailed view. As a result, we have reclassified prior year amounts in order to conform to the current year presentation.

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$36	$74	$(38)	(51.4)%
Metals	9	57	(48)	(84.2)
Debt Markets	2	21	(19)	(90.5)
Securities Financing	(42)	(20)	(22)	*
Markets Treasury	4	—	4	*
Legacy structured credit products	1	60	(59)	(98.3)
Other trading(1)	(8)	—	(8)	*
Total trading revenue	$2	$192	$(190)	(99.0)%

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$96	$237	$(141)	(59.5)%
Metals	28	56	(28)	(50.0)
Debt Markets	1	5	(4)	(80.0)
Securities Financing	(77)	(38)	(39)	*
Markets Treasury	6	(14)	20	*
Legacy structured credit products	3	(14)	17	*
Other trading(1)	(14)	(26)	12	46.2
Total trading revenue	$43	$206	$(163)	(79.1)%

*Percentage change is greater than 100 percent.
(1)Includes trading revenue related to Global Banking and Equities as well as trading revenue associated with the exit or transfer of certain derivative contracts as part of our Restructuring Plan, including trading losses of $6 million and $10 million recorded during the three and six months ended June 30, 2021, respectively, compared with trading losses of $10 million during both the three and six months ended June 30, 2020.
Trading revenue decreased during the three and six months ended June 30, 2021 due primarily to lower revenue in Foreign Exchange and Metals as market volatility driven by the COVID-19 pandemic resulted in increased trading opportunities in the prior year periods. Also contributing to the decreases in both periods was lower revenue in Foreign Exchange and Debt Markets

HSBC USA Inc.
reflecting the impact of our decision to exit or transfer certain derivatives as part of our Restructuring Plan which resulted in lower revenue from emerging markets rate products and interest rate swaps. Lower revenue in Securities Financing in both periods was due to higher losses related to swaps in prime brokerage. These decreases in trading revenue were partially offset by higher revenue in Markets Treasury due to the improved performance of economic hedge positions used to manage interest rate risk. While revenue in legacy structured credit products was lower and contributed to the decrease in the three-month period, it was higher and partially offset the decrease in the year-to-date period. Lower revenue in legacy structured credit products in the three-month period was due primarily to the non-recurrence of the recovery of valuation losses in the prior year period as valuation losses that were recorded in March 2020 due to market volatility caused by the COVID-19 pandemic largely recovered during the second quarter of 2020. Legacy structured credit products revenue in both periods also reflects the impact of a structured note vehicle that was unwound during the third quarter of 2020 which was a key contributor to prior year results.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2021, we sold $2,263 million and $6,170 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities compared with $3,609 million and $8,239 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net decreased during the three and six months ended June 30, 2021 reflecting the impact of lower sales activity as well as lower net gains from the sale of U.S. Government sponsored mortgage-backed securities. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 5, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates decreased during the three and six months ended June 30, 2021 due primarily to lower cost reimbursements associated with shared services performed on behalf of other HSBC affiliates, including internal audit, as well as lower sales commissions from HSBC Bank plc. While cost reimbursements associated with trading activities performed on behalf of HSBC Bank plc were lower and contributed to the decrease in the three-month period, they were higher and partially offset the decrease in the year-to-date.
Gain on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans held for investment, certain of our own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain on instruments designated at fair value and related derivatives was lower during the three months ended June 30, 2021 attributable primarily to unfavorable movements related to the economic hedging of interest rate and other risks within our structured notes. In the year-to-date period, gain on instruments designated at fair value and related derivatives was higher attributable primarily to favorable movements related to the economic hedging of interest rate and other risks within our structured notes and the non-recurrence of unfavorable fair value adjustments recorded in the prior year-to-date period on certain commercial loans held for sale which were impacted by the COVID-19 pandemic. These increases in the year-to-date period were partially offset by unfavorable movements related to the economic hedging of interest rate risk within our own debt. See Note 11, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) was higher during the three months ended June 30, 2021 due primarily to a loss of $6 million in the current year period associated with credit default swap protection which largely reflects the hedging of a few client relationships compared with a loss of $38 million in the prior year period. Also contributing to the increase in the three-month period was higher gains on sales of commercial loans. In the year-to-date period, other income (loss) was lower due primarily to a loss of $12 million in the current year-to-date period associated with credit default swap protection which largely reflects the hedging of a few client relationships compared with a gain of $13 million in the prior year-to-date period. Also contributing to the decrease in the year-to-date period was lower income associated with bank owned life insurance and the non-recurrence of miscellaneous gains recorded in the first quarter of 2020, including a $12 million gain on extinguishment of time deposits reflecting early client withdrawals and a $9 million gain on the sale of one of our owned retail branch properties. These decreases in the year-to-date period were partially offset by higher residential mortgage banking revenue driven by higher gains on sales of residential mortgage loans as well as higher gains on sales of commercial loans.

HSBC USA Inc.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$182	$190	$(8)	(4.2)%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) ("HTSU")	268	272	(4)	(1.5)
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	18	19	(1)	(5.3)
Fees paid to other HSBC affiliates	106	98	8	8.2
Total support services from HSBC affiliates	392	389	3	.8
Occupancy expense, net	118	38	80	*
Other expenses:
Equipment and software	33	27	6	22.2
Marketing	9	16	(7)	(43.8)
Outside services	18	14	4	28.6
Professional fees	23	21	2	9.5
Federal Deposit Insurance Corporation ("FDIC") assessment fees	15	26	(11)	(42.3)
Miscellaneous	12	6	6	100.0
Total other expenses	110	110	—	—
Total operating expenses	$802	$727	$75	10.3%
Personnel - average number	3,799	4,523
Efficiency ratio	97.0%	72.6%

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$358	$397	$(39)	(9.8)%
Support services from HSBC affiliates:
Fees paid to HTSU	512	535	(23)	(4.3)
Fees paid to HMUS	46	46	—	—
Fees paid to other HSBC affiliates	201	190	11	5.8
Total support services from HSBC affiliates	759	771	(12)	(1.6)
Occupancy expense, net	148	178	(30)	(16.9)
Goodwill impairment	—	784	(784)	(100.0)
Other expenses:
Equipment and software	56	48	8	16.7
Marketing	18	33	(15)	(45.5)
Outside services	35	28	7	25.0
Professional fees	42	38	4	10.5
FDIC assessment fees	33	33	—	—
Miscellaneous	35	22	13	59.1
Total other expenses	219	202	17	8.4
Total operating expenses	$1,484	$2,332	$(848)	(36.4)%
Personnel - average number	3,867	4,544
Efficiency ratio	85.2%	123.2%

*Percentage change is greater than 100 percent.

HSBC USA Inc.
Salaries and employee benefits  Salaries and employee benefits expense decreased during the three and six months ended June 30, 2021 due primarily to lower salaries expense driven by staff reductions related to our Restructuring Plan as well as lower severance costs. These decrease were partially offset by higher incentive compensation expense and increased health care costs.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates increased modestly during the three months ended June 30, 2021 as higher cost allocations from our technology and support service functions were largely offset by lower allocated restructuring related costs from HTSU and other HSBC affiliates. In the year-to-date period, servicing and other fees from HSBC affiliates decreased due primarily to lower cost allocations from our technology and support service functions driven by the execution of our Restructuring Plan. The decrease in the year-to-date period was partially offset by higher allocated restructuring related costs from HTSU and other HSBC affiliates, primarily severance costs and support service project costs. During the three and six months ended June 30, 2021, we recorded $29 million and $48 million, respectively, of allocated restructuring related costs from HTSU and other HSBC affiliates compared with $32 million and $42 million of allocated costs during the prior year periods. A summary of the services received from various HSBC affiliates is included in Note 15, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net was higher during the three months ended June 30, 2021 due primarily to $82 million of lease impairment and other related costs recorded in the second quarter of 2021 related to the exit of certain branches and office space as part of our Restructuring Plan. The increase in the three-month period was partially offset by lower operating lease costs and depreciation expense driven by the execution of our Restructuring Plan. In the year-to-date period, occupancy expense, net was lower due primarily to lower operating lease costs and depreciation expense driven by the execution of our Restructuring Plan. Also contributing to the decrease in the year-to-date period were lower lease impairment and other related costs as the impact of the costs recorded in the second quarter of 2021 as discussed above was more than offset by $86 million of lease impairment and other related costs recorded in the first half of 2020 related to the initial consolidation of our retail branch network as part of our Restructuring Plan. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements for additional information.
Goodwill impairment Reflects a goodwill impairment charge of $784 million recorded during the first quarter of 2020 representing the entire amount of goodwill allocated to our previously separate Retail Banking and Wealth Management and Private Banking reporting units. For additional discussion of the results of our goodwill impairment testing, see Note 9, "Goodwill," in the accompanying consolidated financial statements.
Other expenses  Other expenses were flat during the three months ended June 30, 2021 as lower levels of expense capitalization related to internally developed software as well as higher costs related to equipment, outside services and professional fees were offset by lower deposit insurance assessment fees and lower marketing expense. In the year-to-date period, other expenses increased due primarily to lower levels of expense capitalization related to internally developed software as well as higher costs related to equipment, outside services and professional fees which were partially offset by lower marketing expense.
Efficiency ratio  Our efficiency ratio increased during the three months ended June 30, 2021 due primarily to lower other revenues driven by lower trading revenue and higher operating expenses driven by lease impairment and other related costs recorded in the second quarter of 2021 as discussed in detail above. In the year-to-date period, our efficiency ratio improved due primarily to lower operating expenses driven by the non-recurrence of a goodwill impairment charge recorded in the first quarter of 2020 and lower other revenues driven by lower trading revenue as discussed in detail above.
Income tax expense (benefit) The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income (loss):

Three Months Ended June 30,	2021	2020
	(dollars are in millions)
Income before income tax	$254	$56
Income tax expense	61	49
Effective tax rate	24.0%	87.5%

Six Months Ended June 30,	2021	2020
	(dollars are in millions)
Income (loss) before income tax	$714	$(1,384)
Income tax expense (benefit)	182	(108)
Effective tax rate	25.5%	(7.8)%

HSBC USA Inc.
Income tax expense (benefit) increased during the three and six months ended June 30, 2021 driven by higher income. The income tax expense and higher effective tax rate for the three months ended June 30, 2020 primarily relates to a tax benefit limitation on interim period ordinary losses under ASC 740. The income tax benefit and the lower effective tax benefit rate for the six months ended June 30, 2020 was related primarily to a non-deductible goodwill impairment related to our previously separate Retail Banking and Wealth Management and Private Banking businesses.

Segment Results – Group Reporting Basis

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB"), Global Banking and Markets ("GBM") and a Corporate Center ("CC"). See Item 1, "Business," in our 2020 Form 10-K for a description of our segments which are based upon our global businesses, including a discussion of the main business activities of the segments and a summary of their products and services.
During the first half of 2021, we implemented a change to our internal management reporting to prospectively report assets related to our active branches as of January 1, 2021, which were historically reported within our CC segment, within our WPB segment. As a result, lease impairment and other related costs associated with these branches is recorded within our WPB segment beginning in 2021. Prior periods were not impacted by the change.
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

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Net interest income	$205	$197	$8	4.1%
Other operating income	71	99	(28)	(28.3)
Total operating income(1)	276	296	(20)	(6.8)
Expected credit losses	1	36	(35)	(97.2)
Net operating income	275	260	15	5.8
Operating expenses	355	326	29	8.9
Loss before tax	$(80)	$(66)	$(14)	(21.2)%

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Net interest income	$414	$429	$(15)	(3.5)%
Other operating income	158	173	(15)	(8.7)
Total operating income(1)	572	602	(30)	(5.0)
Expected credit losses	(1)	176	(177)	*
Net operating income	573	426	147	34.5
Operating expenses	642	1,361	(719)	(52.8)
Loss before tax	$(69)	$(935)	$866	92.6%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$106	$119	$(13)	(10.9)%
Retail banking mortgages, credit cards and other personal lending	77	74	3	4.1
Wealth and asset management products	19	25	(6)	(24.0)
Private banking	43	41	2	4.9
Retail business banking and other(2)	31	37	(6)	(16.2)
Total operating income	$276	$296	$(20)	(6.8)%

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$216	$267	$(51)	(19.1)%
Retail banking mortgages, credit cards and other personal lending	165	141	24	17.0
Wealth and asset management products	39	48	(9)	(18.8)
Private banking	88	88	—	—
Retail business banking and other(2)	64	58	6	10.3
Total operating income	$572	$602	$(30)	(5.0)%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.
During the second quarter of 2021, as part of our Restructuring Plan we made the decision to exit our mass market retail banking business, including our Personal and Advance propositions as well as retail business banking, and focus on the banking and wealth management needs of globally-connected affluent and high net worth clients through our Premier, Jade or Private Banking propositions. In conjunction with the execution of this strategy, we have entered into definitive sale agreements with third parties to sell approximately 90 of our retail branches along with substantially all residential mortgage, unsecured and retail business banking loans and all deposits in our branch network not associated with our Premier, Jade and Private Banking customers. Certain assets under management associated with our mass market retail banking business which are managed by an affiliate will also be transferred. Although this disposal group will be sold in multiple transactions that are expected to be

HSBC USA Inc.
completed by the first quarter of 2022, the actual time to complete these sales depends on many factors, including regulatory approval. We will continue to offer deposits and retail loan products to our Premier, Jade and Private Banking customers.
Our WPB segment reported a higher loss before tax during the three months ended June 30, 2021 due to higher operating expenses driven by $57 million of lease impairment and other related costs recorded in the second quarter of 2021 primarily related to the exit of certain branches as part of our Restructuring Plan as well as lower other operating income. The higher loss in the three-month period was partially offset by lower expected credit losses and higher net interest income. In the year-to-date period, our WPB segment reported a lower loss before tax due primarily to lower operating expenses as the impact of the lease impairment and other related costs recorded in the second quarter of 2021 as discussed above was more than offset by the non-recurrence of a goodwill impairment charge of $693 million recorded during the first quarter of 2020, representing the entire amount of remaining goodwill previously recorded. Also contributing to the improvement in the year-to-date period was lower expected credit losses, partially offset by lower other operating income and lower net interest income.
Net interest income increased during the three months ended June 30, 2021 due to improved residential mortgage loan spreads. In the year-to-date period, net interest income decreased as improved residential mortgage loan spreads were more than offset by lower deposit spreads reflecting the impact of lower market rates.
Other operating income decreased during the three and six months ended June 30, 2021 due to lower investment management fees reflecting a shift in mix to products with lower management fees and lower residential mortgage banking revenue driven by unfavorable fair value adjustments on residential mortgage loans held for sale. The decrease in the year-to-date period was partially offset by the non-recurrence of a loss of $7 million recorded during the first quarter of 2020 related to extending the maturity of the total return swap position used to economically hedge the periodic payments made under the swap agreements entered into in conjunction with the sales of Visa Inc. Class B common shares.
Expected credit losses improved during the three and six months ended June 30, 2021 reflecting lower loss estimates due to declines in credit card balances as well as improved economic conditions in the current year periods which resulted in improved economic forecasts used for calculating ECL. In the prior year periods, loss provisions were driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL as well as higher dollars of delinquency and, to a lesser extent, growth in personal loan balances due to new product promotions. While loss provisions were recorded for credit cards in the prior year periods, the provision in the second quarter of 2020 was not as significant due to lower customer spending and a decline in credit card balances.
Excluding the lease impairment and other related costs as well as the goodwill impairment charge discussed above, operating expenses decreased during the three and six months ended June 30, 2021 driven by the execution of our Restructuring Plan which resulted in lower staff costs, lower operating lease costs, lower marketing expense, lower severance costs and lower cost allocations from our technology and support service functions. Also contributing to the decrease in the three-month period were lower deposit insurance assessment fees.
Client Assets The following table provides information regarding private banking client assets during the six months ended June 30, 2021 and 2020:

Six Months Ended June 30,	2021	2020
	(in millions)
Client assets at beginning of period	$44,104	$39,295
Net new money (outflows)	9,008	(1,437)
Value change	2,078	232
Client assets at end of period	$55,190	$38,090
The increase in client assets during the six months ended June 30, 2021 reflects new money growth primarily driven by a few large clients as well as positive market performance.

HSBC USA Inc.
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Net interest income	$190	$204	$(14)	(6.9)%
Other operating income	72	52	20	38.5
Total operating income(1)	262	256	6	2.3
Expected credit losses	(12)	181	(193)	*
Net operating income	274	75	199	*
Operating expenses	153	142	11	7.7
Profit (loss) before tax	$121	$(67)	$188	*

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Net interest income	$380	$414	$(34)	(8.2)%
Other operating income	138	110	28	25.5
Total operating income(1)	518	524	(6)	(1.1)
Expected credit losses	(50)	304	(354)	*
Net operating income	568	220	348	*
Operating expenses	303	289	14	4.8
Profit (loss) before tax	$265	$(69)	$334	*

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$111	$101	$10	9.9%
Global Liquidity and Cash Management, current accounts and savings deposits	100	113	(13)	(11.5)
Global Trade and Receivables Finance	16	13	3	23.1
Investment banking products and other(2)	35	29	6	20.7
Total operating income	$262	$256	$6	2.3%

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$217	$219	$(2)	(.9)%
Global Liquidity and Cash Management, current accounts and savings deposits	199	223	(24)	(10.8)
Global Trade and Receivables Finance	30	27	3	11.1
Investment banking products and other(2)	72	55	17	30.9
Total operating income	$518	$524	$(6)	(1.1)%
(2)Includes allocated Markets Treasury revenue.
Our CMB segment reported a profit before tax during the three and six months ended June 30, 2021 compared with a loss before tax in the prior year periods due primarily to lower expected credit losses and, to a lesser extent, higher other operating income. The improvements were partially offset by lower net interest income and higher operating expenses.
Net interest income decreased during the three and six months ended June 30, 2021 due to lower deposit spreads reflecting the impact of lower market rates and lower average loan balances, partially offset by higher average deposit balances, higher earnings on capital and lower liquidity charges.
Other operating income increased during the three and six months ended June 30, 2021 due primarily to higher fees from loan syndication and other account services as well as the non-recurrence of a loss recorded on the sale of a loan in the second quarter of 2020. The increase in the three-month period was partially offset by lower allocated Markets Treasury revenue.

HSBC USA Inc.
Expected credit losses improved during the three and six months ended June 30, 2021 reflecting releases in credit loss reserves compared with loss provisions in the prior year periods. The releases in credit reserves in the current year periods were driven by improved economic conditions which resulted in improved economic forecasts used for calculating ECL as well as client paydowns. In the prior year periods, the loss provisions were driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL and provisions for downgrades reflecting weakness in the financial condition of certain clients. Also contributing to the loss provision in the 2020 year-to-date period was loan growth as clients drew on their available lines of credit.
Operating expenses increased during the three and six months ended June 30, 2021 due primarily to higher incentive compensation expense and higher cost allocations from our support service functions. These increases were partially offset by lower branch network and corporate real estate costs.
Global Banking and Markets  The following table summarizes the Group Reporting Basis results for our GBM segment:

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Net interest income	$86	$122	$(36)	(29.5)%
Other operating income	183	263	(80)	(30.4)
Total operating income(1)	269	385	(116)	(30.1)
Expected credit losses	(72)	19	(91)	*
Net operating income	341	366	(25)	(6.8)
Operating expenses	186	201	(15)	(7.5)
Profit before tax	$155	$165	$(10)	(6.1)%

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Net interest income	$181	$212	$(31)	(14.6)%
Other operating income	429	526	(97)	(18.4)
Total operating income(1)	610	738	(128)	(17.3)
Expected credit losses	(123)	135	(258)	*
Net operating income	733	603	130	21.6
Operating expenses	387	393	(6)	(1.5)
Profit before tax	$346	$210	$136	64.8%

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

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$48	$141	$(93)	(66.0)%
Debt Markets	(1)	20	(21)	*
Securities Financing	6	17	(11)	(64.7)
Equities	—	3	(3)	(100.0)
Securities Services	7	7	—	—
Markets and Securities Services other(2)	(6)	(5)	(1)	(20.0)
Credit and funding valuation adjustments	(1)	9	(10)	*
Total Markets and Securities Services ("MSS")	53	192	(139)	(72.4)
Global Liquidity and Cash Management ("GLCM")	91	102	(11)	(10.8)
Capital Markets	64	47	17	36.2
Credit and Lending	26	14	12	85.7
Global Trade and Receivables Finance ("GTRF")	13	14	(1)	(7.1)
Global Banking other(3)	(2)	(20)	18	90.0
Total Global Banking	192	157	35	22.3
GBM other(4)	24	36	(12)	(33.3)
Total operating income	$269	$385	$(116)	(30.1)%

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$134	$277	$(143)	(51.6)%
Debt Markets	(3)	5	(8)	*
Securities Financing	15	22	(7)	(31.8)
Equities	16	11	5	45.5
Securities Services	13	14	(1)	(7.1)
Markets and Securities Services other(2)	(10)	2	(12)	*
Credit and funding valuation adjustments	17	(31)	48	*
Total MSS	182	300	(118)	(39.3)
GLCM	178	211	(33)	(15.6)
Capital Markets	131	87	44	50.6
Credit and Lending	44	32	12	37.5
GTRF	25	27	(2)	(7.4)
Global Banking other(3)	2	40	(38)	(95.0)
Total Global Banking	380	397	(17)	(4.3)
GBM other(4)	48	41	7	17.1
Total operating income	$610	$738	$(128)	(17.3)%
(2)Includes revenue associated with the exit or transfer of certain derivative contracts as part of our Restructuring Plan, including trading losses of $6 million and $10 million recorded during the three and six months ended June 30, 2021, respectively, compared with trading losses of $10 million during both the three and six months ended June 30, 2020.
(3)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection and loan sales.
(4)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, allocated Markets Treasury revenue and certain corporate funding charges not assigned to products.
Our GBM segment reported a lower profit before tax during the three months ended June 30, 2021 due to lower other operating income and lower net interest income, partially offset by lower expected credit losses and lower operating expenses. In the year-to-date period, our GBM segment reported a higher profit before tax due primarily to lower expected credit losses, partially offset by lower other operating income and lower net interest income.
MSS revenue decreased during the three and six months ended June 30, 2021 due primarily to lower revenue in Foreign Exchange and Metals as market volatility driven by the COVID-19 pandemic resulted in increased trading opportunities in the prior year periods. Also contributing to the decreases in both periods was lower revenue in Foreign Exchange, Debt Markets

HSBC USA Inc.
and, in the year-to-date period, MSS other reflecting the impact of our decision to exit or transfer certain derivatives as part of our Restructuring Plan which resulted in lower revenue from emerging markets rate products and interest rate swaps. Lower revenue in Securities Financing in both periods was due to compressed spreads. These decreases were partially offset in the year-to-date period by a gain from credit and funding valuation adjustments in the current year-to-date period due to compressed credit and funding spreads compared with a loss in the prior year-to-date period due to widening credit spreads on derivative assets driven by market volatility caused by the COVID-19 pandemic.
Global Banking revenue increased during the three months ended June 30, 2021 and decreased in the year-to-date period reflecting higher revenue in Capital Markets and Credit and Lending which was partially offset in the three-month period by lower revenue in GLCM and more than offset in the year-to-date period by lower revenue in GLCM and Global Banking other. Higher revenue in Capital Markets and Credit and Lending in both periods was due to higher loan syndication fees and higher revenue associated with collections of nonaccrual loans, partially offset by lower net interest income from lower average loan balances driven by the impact of our efforts to improve returns through disciplined lending as well as lower demand from clients reflecting increased capital markets activity. The decrease in GLCM revenue in both periods was due to lower net interest income driven by lower deposit spreads reflecting the impact of lower market rates, partially offset by the impact of higher average deposit balances as well as higher account service fees. Global Banking other revenue was higher in the three-month period and lower in the year-to-date period driven by revenue associated with credit default swap protection which largely reflects the hedging of a few client relationships.
GBM other revenue decreased during the three months ended June 30, 2021 and increased in the year-to-date period as lower allocated Markets Treasury revenue was partially offset in the three-month period and more than offset in the year-to-date period by lower corporate funding charges and lower liquidity charges.
Expected credit losses improved during the three and six months ended June 30, 2021 reflecting releases in credit loss reserves compared with loss provisions in the prior year periods. The releases in credit reserves in the current year periods were driven by improved economic conditions which resulted in improved economic forecasts used for calculating ECL and improvements in credit conditions associated with certain clients. Client paydowns and loan sales also contributed to the releases in credit reserves in the current year periods. In the prior year periods, the loss provisions were driven by the deterioration of economic conditions caused by the COVID-19 pandemic which resulted in a worsening of the economic forecasts used for calculating ECL and provisions for risk factors associated with oil and gas industry loan exposures and downgrades reflecting weakness in the financial condition of certain clients.
Operating expenses decreased during the three and six months ended June 30, 2021 due primarily to lower salaries expense and lower market data costs, partially offset by higher incentive compensation expense and higher cost allocations from our support service functions.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Net interest expense	$(1)	$(7)	$6	85.7%
Other operating income	18	85	(67)	(78.8)
Total operating income(1)	17	78	(61)	(78.2)
Expected credit losses	—	—	—	—
Net operating income	17	78	(61)	(78.2)
Operating expenses	71	63	8	12.7
Profit (loss) before tax	$(54)	$15	$(69)	*

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Net interest expense	$(2)	$(20)	$18	90.0%
Other operating income	29	61	(32)	(52.5)
Total operating income(1)	27	41	(14)	(34.1)
Expected credit losses	—	—	—	—
Net operating income	27	41	(14)	(34.1)
Operating expenses	102	198	(96)	(48.5)
Loss before tax	$(75)	$(157)	$82	52.2%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income (expense) of our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Legacy structured credit products	$—	$61	$(61)	(100.0)%
Other	17	17	—	—%
Total operating income	$17	$78	$(61)	(78.2)%

			Increase (Decrease)
Six Months Ended June 30,	2021	2020	Amount	%
	(dollars are in millions)
Legacy structured credit products	$3	$(13)	$16	*
Other	24	54	(30)	(55.6)
Total operating income	$27	$41	$(14)	(34.1)%
Our CC segment reported a loss before tax during the three months ended June 30, 2021 compared with a profit before tax in the prior year period due primarily to lower other operating income. In the year-to-date period, our CC segment reported a lower loss before tax due to lower operating expenses and lower net interest expense, partially offset by lower other operating income.
Net interest expense was lower during the three and six months ended June 30, 2021 driven by lower retained liquidity charges and lower net interest expense from legacy structured credit products.
Other operating income decreased during the three months ended June 30, 2021 due primarily to lower revenue in legacy structured credit products as discussed below. In the year-to-date period, other operating income decreased due primarily to unfavorable movements related to the economic hedging of interest rate risk within our own debt, lower cost reimbursements associated with shared services performed on behalf of other HSBC affiliates, including internal audit, and the non-recurrence of a $9 million gain recorded during the first quarter of 2020 on the sale of one of our owned retail branch properties. The decrease in the year-to-date period was partially offset by higher revenue in legacy structured credit products. Lower revenue in legacy structured credit products in the three-month period was due primarily to the non-recurrence of the recovery of valuation losses in the prior year period as valuation losses that were recorded in March 2020 due to market volatility caused by the

HSBC USA Inc.
COVID-19 pandemic largely recovered during the second quarter of 2020. Legacy structured credit products revenue in both periods also reflects the impact of a structured note vehicle that was unwound during the third quarter of 2020 which was a key contributor to prior year results.
Operating expenses increased during the three months ended June 30, 2020 due primarily to higher lease impairment and other related costs driven by $10 million of costs recorded in the second quarter of 2021 associated with branches closed prior to 2021 and certain office space as part of our Restructuring Plan. In the year-to-date period, operating expenses decreased due primarily to lower lease impairment and other related costs as the impact of the costs recorded in the second quarter of 2021 as discussed above was more than offset by $92 million of lease impairment and other related costs recorded during the first half of 2020 related to the initial consolidation of our retail branch network as part of our Restructuring Plan. Also contributing to the decrease in the year-to-date period were lower cost allocations from our technology and support service functions. These decreases were partially offset by higher allocated restructuring related costs from HTSU and other HSBC affiliates, primarily severance costs and support service project costs.
Reconciliation of Segment Results  As previously discussed, segment results are reported on a Group Reporting Basis. See Note 16, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our Group Reporting Basis segment results to U.S. GAAP consolidated totals.

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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures in prior periods are presented under the caption "Critical Accounting Policies and Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2020 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2020 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2021.

HSBC USA Inc.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2021	March 31, 2021	December 31, 2020
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$538	$670	$814
Consumer loans	9	183	201
Total loans	547	853	1,015
Securities held-to-maturity	2	2	2
Other financial assets measured at amortized cost(1)	1	2	2
Securities available-for-sale	1	1	1
Total allowance for credit losses	$551	$858	$1,020

Liability for off-balance sheet credit exposures	$128	$155	$237

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at June 30, 2021 decreased $307 million or 36 percent as compared with March 31, 2021 and decreased $469 million or 46 percent as compared with December 31, 2020 due to lower loss estimates on both our commercial and consumer loan portfolios.
Our commercial allowance for credit losses at June 30, 2021 decreased $132 million or 20 percent as compared with March 31, 2021 and decreased $276 million or 34 percent as compared with December 31, 2020 driven by improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL and improvements in credit conditions associated with certain clients as well as a decline in credit reserves for risk factors associated with higher risk client exposures and, as compared with December 31, 2020, economic uncertainty. Also contributing to the decreases were client paydowns and loan sales.
Our consumer allowance for credit losses at June 30, 2021 decreased $174 million or 95 percent as compared with March 31, 2021 and decreased $192 million or 96 percent as compared with December 31, 2020 driven by the impact of our decision to exit our mass market retail banking business as well as our remaining credit card portfolio which resulted in a reduction in credit loss reserves on consumer loans of approximately $156 million during the second quarter of 2021. Also contributing to the decreases were improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL and declines in credit reserves for risk factors primarily associated with economic uncertainty and forbearance accounts.
The liability for off-balance sheet credit exposures at June 30, 2021 decreased $27 million or 17 percent as compared with March 31, 2021 and decreased $109 million or 46 percent as compared with December 31, 2020 resulting from the improved economic conditions consistent with commercial loans as discussed above.

HSBC USA Inc.
Summary of Credit Loss Experience for Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	June 30, 2021		March 31, 2021		December 31, 2020
	(dollars are in millions)
Commercial(1)	$538	69.5%	$670	66.9%	$814	67.0%
Consumer:
Residential mortgages	(6)	29.5	(9)	29.9	(9)	29.6
Home equity mortgages	15	.7	21	1.1	22	1.2
Credit cards	—	—	144	1.5	161	1.7
Other consumer	—	.3	27	.6	27	.5
Total consumer	9	30.5	183	33.1	201	33.0
Total	$547	100.0%	$853	100.0%	$1,015	100.0%

(1)See Note 7, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
The following table sets forth key ratios for the allowance for credit losses on loans for the periods indicated:

	June 30, 2021	March 31, 2021	December 31, 2020
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.48%	1.70%	2.01%
Affiliates	—	—	—
Total commercial	1.42	1.63	1.96
Consumer:
Residential mortgages	(.04)	(.05)	(.05)
Home equity mortgages	3.87	3.01	3.03
Credit cards	N/A	15.37	15.10
Other consumer	—	8.60	8.46
Total consumer	.05	.90	.98
Total loans	1.01	1.39	1.63
Net charge-offs:(2)
Commercial(3)	1,035%	16,750%	754%
Consumer	5	282	251
Total net charge-offs	222	1,236	540
Nonperforming loans:(1)(4)
Commercial	134%	140%	150%
Consumer	1	15	17
Total nonperforming loans	42	51	59

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Ratios at June 30, 2021 and March 31, 2021 reflect year-to-date net charge-offs, annualized. Ratios at December 31, 2020 reflect full year net charge-offs.
(3)Our commercial net charge-off coverage ratio for the year-to-date periods ended June 30, 2021 and March 31, 2021 and year ended December 31, 2020 was 124 months, 2,010 months and 90 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

HSBC USA Inc.
(4)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
N/A Not Applicable
See Note 7, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and six months ended June 30, 2021 and 2020.
The allowance for credit losses on loans as a percentage of total loans held for investment at June 30, 2021 decreased as compared with both March 31, 2021 and December 31, 2020 as the decrease in our allowance for credit losses for the reasons discussed above outpaced a decrease in total loans held for investment.
The allowance for credit losses on loans as a percentage of net charge-offs at June 30, 2021 decreased as compared with both March 31, 2021 and December 31, 2020 due to increased dollars of net charge-offs driven by higher charge-offs in our consumer loan portfolio due primarily to the transfer of our credit card loan portfolio to held for sale during the second quarter of 2021 as well as the decrease in our allowance for credit losses for the reasons discussed above. Also contributing to increased dollars of net charge-offs as compared with March 31, 2021 were higher charge-offs in our commercial loan portfolio due primarily to the sale of a global banking loan.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at June 30, 2021 decreased as compared with both March 31, 2021 and December 31, 2020 as the decrease in our allowance for credit losses for the reasons discussed above outpaced a decrease in nonperforming loans driven by lower nonperforming loans in both our commercial and consumer loan portfolios.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio"). For COVID-19 related loan modifications in the form of a payment deferral, the borrower's past due status will not be affected during the deferral period.

	June 30, 2021		March 31, 2021		December 31, 2020
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$33	.09%	$194	.47%	$109	.26%
Consumer:
Residential mortgages(1)(2)	372	2.32	400	2.17	404	2.20
Home equity mortgages(1)(2)	22	5.67	25	3.58	25	3.44
Credit cards	—	N/A	36	3.84	28	2.63
Other consumer	4	2.80	9	2.87	8	2.51
Total consumer	398	2.40	470	2.31	465	2.27
Total	$431	.79	$664	1.08	$574	.92

(1)At June 30, 2021, March 31, 2021 and December 31, 2020, consumer mortgage loan delinquency includes $289 million, $273 million and $281 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	June 30, 2021		March 31, 2021		December 31, 2020
	Delinquent Loans	Delinquency Ratio	Delinquent Loan	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$34	.94%	$33	.89%	$34	.94%
ARM loans	177	1.49	201	1.54	191	1.46
N/A Not Applicable
Our two-months-and-over contractual delinquency ratio decreased 29 basis points and 13 basis points compared with March 31, 2021 and December 31, 2020, respectively, due to lower dollars of delinquency in both our commercial and consumer loan portfolios, partially offset by lower outstanding loan balances in both our consumer and commercial loan portfolios.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 38 basis points and 17 basis points compared with March 31, 2021 and December 31, 2020, respectively, due to lower dollars of delinquency driven primarily by the collection of a global banking loan and, as compared with March 31, 2021, the sale of a global banking loan and the collection of a commercial real estate loan, both of which became 60 days delinquent during the first quarter. The decrease in the ratio was partially offset by lower outstanding loan balances.

HSBC USA Inc.
Our consumer loan two-months-and-over contractual delinquency ratio increased 9 basis points and 13 basis points compared with March 31, 2021 and December 31, 2020, respectively, as lower dollars of delinquency reflecting the impact of our decision to exit our mass market retail banking business as well as our remaining retail credit card portfolio which resulted in the transfer of certain loans to held for sale during the second quarter of 2021, including $61 million of delinquent consumer loans, was more than offset by lower outstanding loan balances.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Net Charge-off Dollars	Net Charge-off Ratio	Net Charge-off Dollars	Net Charge-off Ratio	Net Charge-off Dollars	Net Charge-off Ratio	Net Charge-off Dollars	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Business and corporate banking	$13	.40%	$54	1.10%	$14	.21%	$64	.75%
Global banking	12	.39	—	—	12	.19	19	.19
Other commercial	—	—	(1)	(.08)	—	—	(1)	(.04)
Total commercial	25	.25	53	.37	26	.13	82	.31
Consumer:
Residential mortgages	5	.11	(2)	(.04)	3	.03	(5)	(.06)
Home equity mortgages	1	.69	(1)	(.50)	(1)	(.31)	(1)	(.25)
Credit cards	68	33.01	25	8.30	84	18.62	45	6.99
Other consumer	6	9.77	1	1.40	10	7.46	3	2.20
Total consumer	80	1.66	23	.45	96	.98	42	.41
Total	$105	.71	$76	.39	$122	.41	$124	.33
Our net charge-off ratio as a percentage of average loans increased 32 basis points during the three months ended June 30, 2021 due to a higher level of net charge-offs in our consumer loan portfolio due primarily to the transfer of our credit card loan portfolio to held for sale during the second quarter of 2021 which increased net charge-offs by $56 million as well as lower average loan balances driven by a decline in the commercial loan portfolio. Net charge-offs in our commercial loan portfolio were lower during the three months ended June 30, 2021 due primarily to the deterioration of two corporate banking loans in the prior year period.
In the year-to-date period, our net charge-off ratio as a percentage of average loans increased 8 basis points due primarily to lower average loan balances driven by a decline in the commercial loan portfolio. Net charge-offs in the year-to-date period were relatively flat as a lower level of net charge-offs in our commercial loan portfolio due primarily to the deterioration of two corporate banking loans in the prior year period was largely offset by a higher level of net charge-offs in our consumer loan portfolio due primarily to the transfer of our credit card loan portfolio to held for sale during the second quarter of 2021 as discussed above.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	June 30, 2021		March 31, 2021		December 31, 2020
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$402	1.06%	$478	1.16%	$544	1.31%
Consumer:
Residential mortgages(2)(3)(4)	844	5.25	1,101	5.98	1,079	5.87
Home equity mortgages(2)(3)	50	12.89	64	9.17	63	8.67
Credit cards	—	N/A	28	2.99	19	1.78
Other consumer	—	—	3	.96	2	.63
Total consumer	894	5.39	1,196	5.87	1,163	5.68
Total	$1,296	2.38	$1,674	2.72	$1,707	2.75

Other real estate owned(5)	$2		$2		$3

(1)See Note 6, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At June 30, 2021, March 31, 2021 and December 31, 2020, total nonperforming loans include $1 million, $31 million and $21 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At June 30, 2021, March 31, 2021 and December 31, 2020, nonperforming consumer mortgage loans include $343 million, $371 million and $375 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(3)Nonperforming consumer mortgage loans held for investment include all loans which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent. At June 30, 2021, March 31, 2021 and December 31, 2020, nonaccrual consumer mortgage loans also included $384 million, $535 million and $590 million, respectively, of loans under COVID-19 related payment deferral programs where the borrowers utilized a payment deferral of more than six months and, as a result, have been placed on nonaccrual status.
(4)Nonperforming consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association. Repayment of these loans is predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our customer loan portfolio.
(5)Includes $1 million or less of commercial other real estate owned at June 30, 2021, March 31, 2021 and December 31, 2020.
N/A Not Applicable
Our nonperforming loans ratio decreased 34 basis points and 37 basis points compared with March 31, 2021 and December 31, 2020, respectively, due to lower nonperforming loans in both our commercial and consumer loan portfolios, partially offset by lower outstanding loan balances in both our consumer and commercial loan portfolios.
Our commercial nonperforming loans ratio decreased 10 basis points and 25 basis points compared with March 31, 2021 and December 31, 2020, respectively, due to lower nonperforming loans driven primarily by paydowns of global banking loans and the sale of a global banking loan, partially offset by the downgrade of a commercial real estate loan. The decrease in the ratio was partially offset by lower outstanding loan balances.
Our consumer nonperforming loans ratio decreased 48 basis points and 29 basis points compared with March 31, 2021 and December 31, 2020, respectively, due primarily to lower nonperforming loans reflecting the impact of our decision to exit our mass market retail banking business as well as our remaining retail credit card portfolio which resulted in the transfer of certain loans to held for sale during the second quarter of 2021, including $206 million of nonperforming consumer loans, of which $21 million were accruing loans contractually 90 days or more past due. Lower nonperforming consumer loans also reflects payoffs as well as the impact of customers exiting forbearance relief and returning to accruing status. The decrease in the ratio was partially offset by lower outstanding loan balances.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below:

	June 30, 2021		December 31, 2020
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Real estate	$7,590	$2,058	$8,323	$2,163
Diversified financials	7,049	12,146	7,644	13,058
Consumer services	4,354	3,467	4,619	3,692
Retailing	2,162	6,068	2,286	4,989
Commercial and professional services	2,088	5,536	1,877	5,245
Chemicals	1,788	4,247	2,012	4,025
Capital goods	1,494	5,579	1,696	5,884
Consumer durables and apparel	1,307	3,413	1,457	2,914
Technology hardware and equipment	1,147	7,118	1,329	7,054
Energy	1,086	6,023	1,849	6,123
Utilities	849	1,218	839	1,371
Software and services	815	3,232	823	2,322
Telecommunication services	652	578	367	606
Food, beverage and tobacco	600	2,930	612	3,030
Health care equipment and services	599	2,091	761	1,957
Transportation	565	481	676	398
Pharmaceuticals, biotechnology and life science	562	3,511	605	3,912
Food and staples retailing	423	2,215	522	2,055
Metals and mining	357	1,163	455	1,158
Semiconductors & semiconductor equipment	354	1,694	705	1,951
Total commercial credit exposure in top 20 industries(1)	35,841	74,768	39,457	73,907
All other industries	710	11,697	1,042	11,493
Total commercial credit exposure(2)	$36,551	$86,465	$40,499	$85,400

(1)Based on utilization at June 30, 2021.
(2)Excludes commercial credit exposures with affiliates.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at June 30, 2021 and December 31, 2020 for our real estate secured loan portfolios, excluding agency-eligible residential mortgage loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
June 30, 2021
New York State	28.5%	30.5%
California	21.0	46.4
North Central United States	4.2	1.3
North Eastern United States, excluding New York State	6.3	7.4
Southern United States	31.9	9.2
Western United States, excluding California	8.1	5.2
Total	100.0%	100.0%
December 31, 2020
New York State	27.1%	30.6%
California	25.6	45.9
North Central United States	3.9	1.4
North Eastern United States, excluding New York State	6.2	7.7
Southern United States	29.8	9.4
Western United States, excluding California	7.4	5.0
Total	100.0%	100.0%
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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at June 30, 2021 and December 31, 2020. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2021	December 31, 2020
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,627	$3,597
ARM loans(1)	11,909	13,038

(1)During the remainder of 2021 and during 2022, approximately $265 million and $543 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in millions)
Closed end:
First lien	$16,066	$18,377
Second lien	22	31
Revolving(1)	366	696
Total	$16,454	$19,104

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

	June 30, 2021	December 31, 2020
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$16,693	$21,624
Less: collateral held against exposure	5,530	5,907
Net credit risk exposure	$11,163	$15,717

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
During the first half of 2021, the COVID-19 pandemic continued to impact business and economic activity. We continue to actively monitor and control our liquidity and funding risk in accordance with HSBC policy. To date, we have not experienced any significant impact to our liquidity or funding capabilities as a result of the pandemic. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity and funding risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk. We continuously monitor the impact of market events on our liquidity positions and will continue to adapt our framework as necessary to reflect market events.

HSBC USA Inc.
Interest Bearing Deposits with Banks totaled $48,504 million and $14,353 million at June 30, 2021 and December 31, 2020, respectively, of which $48,351 million and $13,895 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $10,503 million and $35,746 million at June 30, 2021 and December 31, 2020, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $18,910 million and $19,494 million at June 30, 2021 and December 31, 2020, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $41,475 million and $49,653 million at June 30, 2021 and December 31, 2020, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $3,806 million and $4,952 million at June 30, 2021 and December 31, 2020, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $147,365 million and $145,150 million at June 30, 2021 and December 31, 2020, respectively, which included $122,560 million and $125,586 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $19,234 million at June 30, 2021 from $19,979 million at December 31, 2020. The following table presents the maturities of long-term debt at June 30, 2021:

(in millions)
2021	$2,699
2022	3,026
2023	1,474
2024	1,633
2025	4,765
Thereafter	5,637
Total	$19,234
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2021 and 2020:

Six Months Ended June 30,	2021	2020
	(in millions)
Long-term debt issued	$5,317	$6,350
Long-term debt repaid	(6,154)	(3,656)
Net long-term debt issued (repaid)	$(837)	$2,694
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the six months ended June 30, 2021.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. During the first quarter of 2021, due to an anticipated decrease in utilization of the shelf registration statement, the Board of Directors approved a reduction in the amount we are authorized to issue from $25,000 million at December 31, 2020 to $20,000 million, of which $11,918 million was available at June 30, 2021. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $12,754 million was available at June 30, 2021. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2021, long-term debt included $2,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $17,099 million.

HSBC USA Inc.
Preferred Equity  See Note 18, "Preferred Stock," in our 2020 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the six months ended June 30, 2021, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Common equity Tier 1 capital to risk-weighted assets(1)	15.6%	14.5%
Tier 1 capital to risk-weighted assets(1)	16.8	15.6
Total capital to risk-weighted assets(1)	19.0	18.8
Tier 1 leverage ratio(2)	9.0	8.6
Supplementary leverage ratio(3)(4)	6.9	7.8

(1)Prior period amounts have been revised to conform to the current period presentation. See Note 17, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further discussion.
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

HSBC USA Inc.
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
HSBC North America submitted its 2021 CCAR capital plan and its 2021 annual company-run DFAST results in April 2021. In July 2021, HSBC North America publicly disclosed its 2021 annual DFAST results. In June 2021, the FRB publicly disclosed its own DFAST and CCAR results and informed HSBC North America that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2021 CCAR submission. The FRB previously announced that it intended to terminate restrictions on capital distributions put in place in connection with additional stress tests that the FRB conducted to assess the impact of the COVID-19 pandemic. Firms with capital levels above the minimum requirements in the 2021 CCAR exercise, including HSBC North America, are no longer subject to the additional restrictions after June 30, 2021. Under these additional restrictions, CCAR firms were allowed to make certain capital distributions in the first two quarters of 2021, provided that the distributions generally did not exceed net income. Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
While BHC regulatory capital compliance is generally performed at the HSBC North America level, and also separately for HSBC Bank USA, as a BHC we are required to meet minimum capital requirements imposed by the FRB. We present our capital ratios, together with HSBC Bank USA's in Note 17, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
2021 Funding Strategy  Our current estimate for funding needs and sources for 2021 are summarized in the following table:

	Actual January 1 through June 30, 2021	Estimated July 1 through December 31, 2021	Estimated Full Year 2021
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$(3)	$(1)	$(4)
Net change in short-term investments and securities	1	(9)	(8)
Net change in trading and other assets	1	(1)	—
Total funding needs	$(1)	$(11)	$(12)
Increase (decrease) in funding sources:
Net change in deposits	$2	$(4)	$(2)
Net change in trading and other short-term liabilities	(3)	(2)	(5)
Net change in long-term debt	—	(5)	(5)
Total funding sources	$(1)	$(11)	$(12)
The above table reflects a long-term funding strategy. Daily balances fluctuate as we accommodate customer needs, while ensuring that we have liquidity in place to support the balance sheet maturity funding profile. Should market conditions deteriorate, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. We remain confident in our ability to access the market for long-term debt funding needs in the current market environment. We continue to seek well-priced and stable customer deposits. We also continue to sell new agency-eligible mortgage loan originations to third parties. The above funding plan assumes that the announced sale of our mass market retail banking business will not be completed in 2021.
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
The following table provides maturity information related to our credit derivatives and off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. In addition, implementation of our business strategy (as described under the heading "Executive Overview" in our 2020 Form 10-K and in this MD&A) will affect our contractual obligations over time, including with respect to credit derivatives and consumer commitments. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements.

	Balance at June 30, 2021
	One Year or less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2020

Standby letters of credit, net of participations(1)	$5,899	$2,088	$156	$8,143	$8,545
Commercial letters of credit	288	67	—	355	197
Credit derivatives(2)	259	1,693	440	2,392	19,500
Other commitments to extend credit:
Commercial(3)	20,275	63,266	4,723	88,264	87,875
Consumer	8,168	—	—	8,168	8,173
Total	$34,889	$67,114	$5,319	$107,322	$124,290

(1)Includes $1,829 million and $1,836 million issued for the benefit of HSBC affiliates at June 30, 2021 and December 31, 2020, respectively.
(2)Includes $1,958 million and $13,550 million issued for the benefit of HSBC affiliates at June 30, 2021 and December 31, 2020, respectively.
(3)Includes $1,799 million and $2,475 million issued for the benefit of HSBC affiliates at June 30, 2021 and December 31, 2020, respectively.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2021 and December 31, 2020, our Level 3 measurements included the following: certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant

HSBC USA Inc.
unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives referenced to illiquid assets of less desirable credit quality, swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation and, at June 30, 2021, certain loans held for sale. See Note 20, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(dollars are in millions)
Level 3 assets(1)(2)	$1,545	$1,118
Total assets measured at fair value(1)(3)	82,852	98,640
Level 3 liabilities(1)	2,005	1,620
Total liabilities measured at fair value(1)	32,007	49,380
Level 3 assets as a percent of total assets measured at fair value	1.9%	1.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	6.3%	3.3%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $623 million of recurring Level 3 assets and $922 million of non-recurring Level 3 assets at June 30, 2021. Includes $845 million of recurring Level 3 assets and $273 million of non-recurring Level 3 assets at December 31, 2020.
(3)Includes $81,646 million of assets measured on a recurring basis and $1,206 million of assets measured on a non-recurring basis at June 30, 2021. Includes $97,982 million of assets measured on a recurring basis and $658 million of assets measured on a non-recurring basis at December 31, 2020.
Significant Changes in Fair Value for Level 3 Assets and Liabilities During the second quarter of 2021, we transferred certain loans to held for sale which were determined to be Level 3 assets measured at fair value on a non-recurring basis. See Note 8, "Loans Held for Sale" in the accompanying consolidated financial statements for additional information.
See Note 20, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2021 and 2020 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $4 million or a decrease of the overall fair value measurement of approximately $2 million at June 30, 2021. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers and certain deal-contingent forward starting interest rate derivatives.

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

HSBC USA Inc.
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
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. The impact of the COVID-19 pandemic continued to create economic uncertainty during the first half of 2021. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2020 Form 10-K for a more complete discussion of our approach to credit risk.
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
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both June

HSBC USA Inc.
30, 2021 and December 31, 2020, HSBC USA's LCR exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets. HSBC North America and HSBC Bank USA are also subject to the U.S. LCR rule and are required to report their LCR to U.S. regulators on a daily basis. Under the Tailoring Rules, an 85 percent LCR requirement applies to Category III firms with weighted short-term wholesale funding under $75 billion, including HSBC North America, and their depository institution subsidiaries, such as HSBC Bank USA, from 100 to 85 percent beginning January 1, 2020. As a result, under the U.S. LCR rule, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 85 percent of a Category III firm's liquidity needs for a 30 calendar day liquidity stress scenario. During the six months ended June 30, 2021, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement.
The U.K. calibration of the Basel Committee based Net Stable Funding Ratio ("NSFR"), which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR guidance, which may differ in future periods depending on completion of the U.K. calibration. The U.K. NSFR rules are expected to become effective in January 2022. At both June 30, 2021 and December 31, 2020, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures. In October 2020, U.S. regulators issued a final rule to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA, which took effect July 1, 2021. Consistent with the Tailoring Rules, an 85 percent NSFR requirement applies to Category III firms with weighted short-term wholesale funding under $75 billion, including HSBC North America, and their depository institution subsidiaries, such as HSBC Bank USA. As a result, under the U.S. NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 85 percent of a Category III firm's required amount of funding for assets and off-balance sheet exposures. At both June 30, 2021 and December 31, 2020, HSBC Bank USA's estimated NSFR under the U.S. NSFR rule exceeded 100 percent.
As a Category III firm, HSBC North America remains subject to liquidity stress testing on a monthly basis and related liquidity buffer and liquidity risk management requirements. HSBC North America and HSBC Bank USA have liquidity profiles to support compliance with these rules and may need to make changes to their liquidity profiles to support compliance with any future rules.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2021:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
In June 2021, Moody's downgraded both the long-term deposit rating and the adjusted baseline credit assessment of HSBC Bank USA by one notch following similar downgrades to the senior unsecured rating and the notional baseline credit assessment of HSBC. These rating downgrades reflect Moody's view that the HSBC Group will face challenges in restoring profitability to levels in line with its main peers in the next 12-18 months, which could reduce the capacity of HSBC to provide support to HSBC Bank USA in case of need. Concurrently, Moody's affirmed the standalone baseline credit assessment and the short-term deposit rating of HSBC Bank USA. While these rating actions did not have a material financial impact on our borrowing costs or liquidity, any future actions could have such an impact.

HSBC USA Inc.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2021, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
See "Liquidity and Capital Resources" in this MD&A for further discussion of our liquidity position, including additional information regarding our outstanding borrowings, the remaining availability of our debt issuance programs and our funding strategy.
Interest rate risk Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. See "Risk Management" in MD&A in our 2020 Form 10-K for a more complete discussion of our approach to interest rate risk. Interest rate metrics have been adjusted to reflect the impact of our decision to exit our mass market retail banking business as part of our Restructuring Plan. The risk metrics at June 30, 2021 reflect current assumed transaction dates, with balances reduced at projected sale dates and the associated impacts of those reductions is included in both base and shock scenarios.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both June 30, 2021 and December 31, 2020, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.
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

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on July 1, 2021 and January 1, 2021, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$301	13%	$186	7%
Resulting from a gradual 100 basis point decrease in the yield curve	(256)	(11)	(213)	(8)
Other significant scenarios monitored (reflects projected rate movements on July 1, 2021 and January 1, 2021, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	468	20	274	11
Resulting from an immediate 100 basis point decrease in the yield curve	(486)	(21)	(379)	(15)
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

HSBC USA Inc.
Trading portfolios Trading VaR generates primarily from the Markets and Securities Services unit of our GBM business segment. Portfolios comprise mainly foreign exchange products, precious metals (i.e., gold, silver, platinum) and credit default swaps.
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the six months ended June 30, 2021 and at December 31, 2020:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio Diversification(1)	Total(2)
	(in millions)
At June 30, 2021	$3	$8	$2	$(5)	$8

Six Months Ended June 30, 2021
Average	3	8	2	(5)	8
Maximum	5	10	6		12
Minimum	1	6	—		6

At December 31, 2020	$3	$7	$2	$(5)	$7

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
During the six months ended June 30, 2021, we experienced no loss back-testing exceptions.
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

HSBC USA Inc.
The following table summarizes our non-trading VaR for the six months ended June 30, 2021 and at December 31, 2020:

	Interest rate	Credit Spread	Portfolio Diversification(1)	Total(1)
	(in millions)
At June 30, 2021	$97	$54	$(51)	$100

Six Months Ended June 30, 2021
Average	95	66	(59)	102
Maximum	126	83		128
Minimum	61	52		72

At December 31, 2020	$69	$66	$(66)	$69

(1)    Refer to the Trading VaR table above for additional information.
Non trading VaR was higher at June 30, 2021 as compared with December 31, 2021 due primarily to an increase in volatility of interest rates and spread volatility on U.S. Treasury and U.S. Government agency mortgage-backed securities.
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

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2021 included fees of $28 million and $48 million, respectively, compared with fees of $19 million and $36 million during the three and six months ended June 30, 2020, respectively.

Three Months Ended June 30,	2021			2020
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$53,780	$15	.11%	$28,866	$8	.11%
Federal funds sold and securities purchased under resale agreements	4,204	2	.19	11,117	15	.54
Trading securities	20,594	54	1.05	17,738	48	1.09
Securities	40,992	160	1.57	53,497	262	1.97
Loans:
Commercial	40,587	275	2.72	57,944	400	2.78
Consumer:
Residential mortgages	18,563	135	2.92	18,267	150	3.30
Home equity mortgages	676	4	2.37	804	5	2.50
Credit cards	896	21	9.40	1,217	18	5.95
Other consumer	288	6	8.36	285	7	9.88
Total consumer	20,423	166	3.26	20,573	180	3.52
Total loans	61,010	441	2.90	78,517	580	2.97
Other	2,671	4	.60	6,415	5	.31
Total interest earning assets	$183,251	$676	1.48%	$196,150	$918	1.88%
Allowance for credit losses	(799)			(1,060)
Cash and due from banks	1,232			1,119
Other assets	12,811			14,390
Total assets	$196,495			$210,599
Liabilities and Equity:
Domestic deposits:
Savings deposits	$67,091	$28	.17%	$62,230	$71	.46%
Time deposits	12,962	24	.74	30,012	121	1.62
Other interest bearing deposits	21,424	14	.26	21,223	6	.11
Foreign deposits:
Foreign banks deposits	5,946	1	.03	5,137	1	.08
Other interest bearing deposits	230	—	—	691	1	.58
Deposits held for sale	2,773	2	.23	—	—	—
Total interest bearing deposits	110,426	69	.25	119,293	200	.67
Short-term borrowings	4,242	4	.38	10,795	15	.56
Long-term debt	19,031	78	1.64	25,466	162	2.56
Total interest bearing deposits and debt	133,699	151	.45	155,554	377	.97
Tax liabilities and other	858	2	.93	496	3	2.43
Total interest bearing liabilities	$134,557	$153	.46%	$156,050	$380	.98%
Net interest income/Interest rate spread		$523	1.02%		$538	.90%
Noninterest bearing deposits	38,128			28,106
Other liabilities	5,735			8,169
Total equity	18,075			18,274
Total liabilities and equity	$196,495			$210,599
Net interest margin on average earning assets			1.14%			1.10%
Net interest income to average total assets			1.07%			1.02%

HSBC USA Inc.

Six Months Ended June 30,	2021			2020
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$41,550	$22	.11%	$23,277	$62	.54%
Federal funds sold and securities purchased under resale agreements	14,371	11	.15	8,241	48	1.17
Trading securities	19,780	102	1.04	21,472	128	1.20
Securities	43,879	337	1.55	52,516	505	1.93
Loans:
Commercial	41,013	557	2.74	54,234	848	3.14
Consumer:
Residential mortgages	18,558	273	2.97	18,143	305	3.38
Home equity mortgages	694	9	2.62	813	14	3.46
Credit cards	942	42	8.99	1,288	38	5.93
Other consumer	289	11	7.68	273	13	9.58
Total consumer	20,483	335	3.30	20,517	370	3.63
Total loans	61,496	892	2.93	74,751	1,218	3.28
Other	2,774	13	.95	5,980	24	.81
Total interest earning assets	$183,850	$1,377	1.51%	$186,237	$1,985	2.14%
Allowance for credit losses	(894)			(758)
Cash and due from banks	1,268			1,182
Other assets	13,562			13,134
Total assets	$197,786			$199,795
Liabilities and Equity:
Domestic deposits:
Savings deposits	$67,602	$59	.18%	$56,782	$179	.63%
Time deposits	15,222	58	.77	29,992	285	1.91
Other interest bearing deposits	21,824	30	.28	17,353	49	.57
Foreign deposits:
Foreign banks deposits	5,675	1	.03	4,881	5	.21
Other interest bearing deposits	251	—	—	726	3	.83
Deposits held for sale	1,394	2	.23	—	—	—
Total interest bearing deposits	111,968	150	.27	109,734	521	.95
Short-term borrowings	4,967	9	.37	10,676	55	1.04
Long-term debt	19,343	160	1.67	25,282	360	2.86
Total interest bearing deposits and debt	136,278	319	.47	145,692	936	1.29
Tax liabilities and other	771	4	1.05	658	7	2.14
Total interest bearing liabilities	$137,049	$323	.48%	$146,350	$943	1.30%
Net interest income/Interest rate spread		$1,054	1.03%		$1,042	.84%
Noninterest bearing deposits	36,667			26,898
Other liabilities	5,930			8,149
Total equity	18,140			18,398
Total liabilities and equity	$197,786			$199,795
Net interest margin on average earning assets			1.16%			1.12%
Net interest income to average total assets			1.07%			1.05%

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
We conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in reports we file under the Exchange Act.
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 21, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

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
There was no measurable gross revenue in the second quarter of 2021 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. Two guarantees were cancelled in the second quarter of 2021 and approximately 15 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the matter described below.
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the second quarter of 2021, was approximately $724.
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
The HSBC Group currently intends to continue to wind down the above activities, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 During the second quarter of 2021, the HSBC Group processed two small domestic local currency payments on behalf of United Kingdom ("U.K.") customers to a U.K.-registered charity that is designated under Executive Order 13224, but that is not sanctioned by the U.K., European Union, or the United Nations Security Council.
There was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2021 relating to these transactions.
Other activity The HSBC Group has an insurance company customer in the United Arab Emirates that, during the second quarter of 2021, made local currency payments for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. The HSBC Group processed these payments to the hospital made by its customer.
The HSBC Group has two customers in the United Arab Emirates that, during the second quarter of 2021, received local currency checks from a hospital located in the United Arab Emirates and owned by the Government of Iran. The HSBC Group processed these checks from the hospital to its customers.
The HSBC Group has a customer in the United Arab Emirates that, during the second quarter of 2021, received small local currency checks from an insurance company owned by the Government of Iran. The HSBC Group processed these checks from the insurance company to its customers.
The HSBC Group has two customers in France that, during the second quarter of 2021, each received a local currency payment from an Iranian-owned bank in relation to management charges for property owned by the Iranian-owned bank. The HSBC Group processed these payments to its customers.
The HSBC Group has a customer in Malta that, during the second quarter of 2021, made a Euro-denominated payment to the Iranian Consulate in Rome for passport renewal fees. The HSBC Group processed this payment.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2021.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2021. There was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2021 relating to these frozen accounts.

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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2021 and 2020, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020, (iii) the Consolidated Balance Sheet at June 30, 2021 and December 31, 2020, (iv) the Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2021 and 2020, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 2, 2021

HSBC USA INC.

By:	/s/ KAVITA MAHTANI
Kavita Mahtani
Senior Executive Vice President and
Chief Financial Officer