Form 10-Q
period 2022-03-31
HSBC USA INC /MD/
filed 2022-04-26
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of April 22, 2022, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2022	2021
	(in millions)
Interest income:
Loans	$376	$451
Securities	141	177
Trading securities	63	48
Short-term investments	27	16
Other	5	9
Total interest income	612	701
Interest expense:
Deposits	58	81
Short-term borrowings	5	5
Long-term debt	68	82
Other	4	2
Total interest expense	135	170
Net interest income	477	531
Provision for credit losses	11	(227)
Net interest income after provision for credit losses	466	758
Other revenues:
Credit card fees, net	15	10
Trust and investment management fees	26	29
Other fees and commissions	178	165
Trading revenue	72	41
Other securities gains, net	20	29
Servicing and other fees from HSBC affiliates	101	83
Gain on instruments designated at fair value and related derivatives	6	18
Gain on sale of branch disposal group, net	111	—
Other income (loss)	(43)	9
Total other revenues	486	384
Operating expenses:
Salaries and employee benefits	154	176
Support services from HSBC affiliates	418	367
Occupancy expense, net	17	30
Other expenses	97	109
Total operating expenses	686	682
Income before income tax	266	460
Income tax expense	65	121
Net income	$201	$339

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

Three Months Ended March 31,	2022	2021
	(in millions)
Net income	$201	$339
Net change in unrealized gains (losses), net of tax:
Investment securities	(1,043)	(631)
Fair value option liabilities attributable to our own credit spread	29	(10)
Derivatives designated as cash flow hedges	(152)	(12)
Total other comprehensive loss	(1,166)	(653)
Comprehensive loss	$(965)	$(314)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2022	December 31, 2021
	(in millions, except share data)
Assets(1)
Cash and due from banks	$976	$954
Interest bearing deposits with banks	45,738	47,400
Federal funds sold and securities purchased under agreements to resell	5,759	10,514
Trading assets (includes $1.9 billion and $1.7 billion pledged to creditors at March 31, 2022 and December 31, 2021, respectively)	18,761	24,043
Securities available-for-sale (includes amortized cost of $35.1 billion and $35.4 billion at March 31, 2022 and December 31, 2021, respectively, an allowance for credit losses of nil and $1 million at March 31, 2022 and December 31, 2021, respectively, and $3.4 billion and $2.4 billion pledged to creditors at March 31, 2022 and December 31, 2021, respectively)	33,698	35,298
Securities held-to-maturity, net of allowance for credit losses of $1 million at both March 31, 2022 and December 31, 2021 (fair value of $4.8 billion and $5.4 billion at March 31, 2022 and December 31, 2021, respectively)	4,804	5,203
Loans	58,610	55,864
Less – allowance for credit losses	467	447
Loans, net	58,143	55,417
Loans held for sale (includes $144 million and $48 million designated under fair value option at March 31, 2022 and December 31, 2021, respectively, and $2,441 million related to branch disposal group held for sale at December 31, 2021)	948	4,217
Properties and equipment, net	38	40
Goodwill	458	458
Other branch related assets held for sale	—	249
Other assets, net of allowance for credit losses of $1 million at both March 31, 2022 and December 31, 2021	7,693	5,439
Total assets	$177,016	$189,232
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$38,712	$40,333
Interest bearing (includes $2.4 billion and $2.7 billion designated under fair value option at March 31, 2022 and December 31, 2021, respectively)	87,130	89,122
Foreign deposits - interest bearing	5,333	4,827
Deposits held for sale	—	8,750
Total deposits	131,175	143,032
Short-term borrowings	6,790	6,338
Long-term debt (includes $7.7 billion and $8.9 billion designated under fair value option at March 31, 2022 and December 31, 2021, respectively)	15,690	17,236
Total debt	153,655	166,606
Trading liabilities	4,341	3,023
Other branch related liabilities held for sale	—	152
Interest, taxes and other liabilities	2,947	2,411
Total liabilities	160,943	172,192
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both March 31, 2022 and December 31, 2021)	1,265	1,265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both March 31, 2022 and December 31, 2021)	—	—
Additional paid-in capital	14,740	14,742
Retained earnings	1,413	1,212
Accumulated other comprehensive loss	(1,345)	(179)
Total common equity	14,808	15,775
Total equity	16,073	17,040
Total liabilities and equity	$177,016	$189,232

(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at March 31, 2022 and December 31, 2021. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	March 31, 2022	December 31, 2021
	(in millions)
Assets
Loans	$128	$46
Other assets	51	55
Total assets	$179	$101
Liabilities
Interest, taxes and other liabilities	$31	$9
Total liabilities	$31	$9

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31,	2022	2021
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,742	15,746
Employee benefit plans	(2)	(3)
Balance at end of period	14,740	15,743
Retained earnings
Balance at beginning of period	1,212	601
Net income	201	339
Balance at end of period	1,413	940
Accumulated other comprehensive income (loss)
Balance at beginning of period	(179)	679
Other comprehensive loss, net of tax	(1,166)	(653)
Balance at end of period	(1,345)	26
Total common equity	14,808	16,709
Total equity	$16,073	$17,974

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2022	2021
	(in millions)
Cash flows from operating activities
Net income	$201	$339
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38	60
Gain on sale of branch disposal group, net	(111)	—
Provision for credit losses	11	(227)
Net realized gains on securities available-for-sale	(20)	(29)
Net change in other assets and liabilities	(1,864)	685
Net change in loans held for sale:
Originations and purchases of loans held for sale	(514)	(569)
Sales and collections of loans held for sale	505	662
Net change in trading assets and liabilities	6,600	(1,616)
Lower of amortized cost or fair value adjustments on loans held for sale	(3)	—
Gain on instruments designated at fair value and related derivatives	(6)	(18)
Net cash provided by (used in) operating activities	4,837	(713)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	4,755	31,986
Securities available-for-sale:
Purchases of securities available-for-sale	(2,401)	(4,001)
Proceeds from sales of securities available-for-sale	316	3,907
Proceeds from paydowns and maturities of securities available-for-sale	1,601	4,593
Securities held-to-maturity:
Purchases of securities held-to-maturity	(145)	—
Proceeds from paydowns and maturities of securities held-to-maturity	537	1,133
Change in loans:
Originations, net of collections	(2,776)	61
Loans sold to third parties	1,126	392
Net cash provided by (used for) sales (acquisitions) of properties and equipment	(5)	4
Net outflow related to the sale of branch disposal group	(4,621)	—
Other, net	13	59
Net cash provided by (used in) investing activities	(1,600)	38,134
Cash flows from financing activities
Net change in deposits	(4,791)	3,473
Debt:
Net change in short-term borrowings	452	291
Issuance of long-term debt	647	2,288
Repayment of long-term debt	(1,241)	(4,071)
Other decreases in capital surplus	(2)	(3)
Net cash provided by (used in) financing activities	(4,935)	1,978
Net change in cash and due from banks and interest bearing deposits with banks	(1,698)	39,399
Cash and due from banks and interest bearing deposits with banks at beginning of period(1)	48,412	15,655
Cash and due from banks and interest bearing deposits with banks at end of period(1)	$46,714	$55,054

(1)Included $58 million of cash which was reported in other branch related assets held for sale on the consolidated balance sheet at December 31, 2021.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	12	Accumulated Other Comprehensive Income (Loss)	42
2	Strategic Initiatives	10	13	Fee Income from Contracts with Customers	43
3	Branch Assets and Liabilities Held for Sale	11	14	Related Party Transactions	44
4	Trading Assets and Liabilities	12	15	Business Segments	46
5	Securities	13	16	Retained Earnings and Regulatory Capital Requirements	49
6	Loans	17	17	Variable Interest Entities	50
7	Allowance for Credit Losses	29	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	52
8	Loans Held for Sale	32	19	Fair Value Measurements	57
9	Goodwill	33	20	Litigation and Regulatory Matters	71
10	Derivative Financial Instruments	33	21	New Accounting Pronouncements	72
11	Fair Value Option	39

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.
2. Strategic Initiatives

As discussed in our 2021 Form 10-K, we previously announced a strategic plan to restructure our operations ("Restructuring Plan") in alignment with HSBC’s global strategy to refocus our wholesale operations to better serve our international corporate clients and restructure our retail operations to better meet the needs of globally mobile and affluent clients. Our Restructuring Plan also includes streamlining our functional and operations support model by removing duplication and reducing the size of our balance sheet to better align with the scope and scale of the U.S. opportunity. As discussed further in Note 3, "Branch Assets and Liabilities Held for Sale," during the second quarter of 2021, we made the decision to exit our mass market retail banking business, including the sale or closure of certain branches, and transferred certain assets and liabilities to held for sale. We expect to incur pre-tax charges in connection with this Restructuring Plan over the three-year period of 2020-2022 of approximately $780-$860 million ($590-$650 million after-tax). The following table presents a summary of the total pre-tax charges we currently expect to incur by reportable segment:

	Expected Charges in Connection with Restructuring Plan
	Minimum	Maximum
	(in millions)
Wealth and Personal Banking	$175	$195
Commercial Banking	8	10
Markets and Securities Services	82	88
Global Banking and Markets Other	14	16
Corporate Center(1)	501	551
Total	$780	$860

(1)Includes restructuring charges primarily related to lease impairment and other related costs, support service project costs and severance costs associated with certain centralized activities and functions.
During the first quarter of 2022, we continued to progress our Restructuring Plan, including simplification of our support service functions and investing in systems infrastructure and new technologies. In February 2022, we also completed the sale of the branch disposal group associated with the exit of our mass market retail banking business. During the three months ended March 31, 2022, we recorded pre-tax charges in connection with our Restructuring Plan totaling $31 million compared with pre-tax charges totaling $18 million during the three months ended March 31, 2021. To date, we have recorded a total of $600 million of pre-tax charges in connection with our Restructuring Plan. We remain committed to our multi-year strategic plan to re-profile our business.
The following table summarizes the changes in the liability associated with our Restructuring Plan during the three months ended March 31, 2022 and 2021:

	Severance and Other Employee Costs(1)	Lease Termination and Associated Costs(2)	Other(3)	Total
	(in millions)
Three Months Ended March 31, 2022
Restructuring liability at beginning of period	$10	$46	$—	$56
Restructuring costs accrued during the period	—	—	7	7
Restructuring costs paid during the period	(8)	(8)	(7)	(23)
Restructuring liability at end of period	$2	$38	$—	$40

Three Months Ended March 31, 2021
Restructuring liability at beginning of period	$10	$23	$—	$33
Restructuring costs accrued during the period	—	—	2	2
Restructuring costs paid during the period	(8)	(1)	(2)	(11)
Restructuring liability at end of period	$2	$22	$—	$24

(1)Severance and other employee costs are included in salaries and employee benefits in the consolidated statement of income. The majority of these costs were reported in the Wealth and Personal Banking business segment. Not included in these costs are allocated severance costs from HSBC Technology & Services ("HTSU") discussed further below.
(2)Primarily includes real estate taxes, service charges and decommissioning costs. Lease termination and associated costs are included in occupancy expense, net in the consolidated statement of income and were reported in the Wealth and Personal Banking and the Corporate Center business segments.

HSBC USA Inc.
(3)Primarily includes professional fees and other staff costs, which are included in other expenses in the consolidated statement of income.
In addition to the restructuring costs reflected in the rollforward table above, during the first quarter of 2022, we recorded impairment charges of $1 million to write-down the lease right-of-use ("ROU") assets associated with certain office space that we determined we would exit. These impairment charges are reflected in occupancy expense, net in the consolidated statement of income and were reported in the Corporate Center business segment.
During the first quarter of 2021, we recorded $4 million of trading losses associated with the exit of certain derivative contracts as part of our Restructuring Plan. These losses are included in trading revenue in the consolidated statement of income and were reported in the Markets and Securities Services business segment.
Our Restructuring Plan also resulted in costs being allocated to us from HTSU, primarily support service project costs and severance costs, which are reflected in support services from HSBC affiliates in the consolidated statement of income. During the first quarter of 2022, we recorded $23 million of allocated costs from HTSU related to restructuring activities compared with $12 million of allocated costs during the first quarter of 2021. These costs were reported in the Corporate Center business segment.
HSBC Group Restructuring Separate from the charges related to our Restructuring Plan as detailed above, during the first quarter of 2022, we also recorded $17 million of allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities, primarily support service project costs and severance costs, compared with $7 million of allocated costs during the first quarter of 2021. These costs are reflected in support services from HSBC affiliates in the consolidated statement of income and were reported in the Corporate Center business segment.

3. Branch Assets and Liabilities Held for Sale

In May 2021, as part of our Restructuring Plan we announced that we would take further actions to strategically reposition our Wealth and Personal Banking business to focus on the banking and wealth management needs of globally-connected affluent and high net worth clients through our Premier, Jade and Private Banking propositions. We are exiting our mass market retail banking business, including our Personal and Advance propositions as well as retail business banking, and rebranding approximately 20-25 of our retail branches into international wealth centers to serve our Premier and Jade customers. In conjunction with the execution of this strategy, we had entered into definitive sale agreements with third parties to sell 90 of our retail branches along with substantially all residential mortgage, unsecured and retail business banking loans and deposits in our branch network not associated with our Premier, Jade and Private Banking customers. As a result of entering into these sale agreements, assets and liabilities related to the agreements were transferred to held for sale during the second quarter of 2021. Income before tax of this disposal group was not material during the three months ended March 31, 2022 and 2021.
In February 2022, we completed the sale of the branch disposal group and recognized a gain on sale of approximately $111 million, net of transaction costs, which is subject to customary closing adjustments. Included in the sale was approximately $2,148 million of loans, $45 million of properties and equipment, $16 million of cash, $6,919 million of deposits, $145 million of lease liabilities and $6 million of other liabilities. Certain assets under management associated with our mass market retail banking operations which are managed by an affiliate were also transferred to one of the buyers. The remaining branches not sold or to be rebranded have been closed.
In addition, mass market retail banking loans not included in the transaction described above were also transferred to held for sale during the second quarter of 2021 as we did not intend to hold these loans for the foreseeable future. See Note 8, "Loans Held for Sale," for additional details.

HSBC USA Inc.
4.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Trading assets:
U.S. Treasury	$1,948	$2,337
U.S. Government sponsored enterprises	424	432
Foreign bonds	535	167
Equity securities	10,942	15,795
Precious metals	3,076	3,907
Derivatives, net	1,836	1,405
Total trading assets	$18,761	$24,043
Trading liabilities:
Securities sold, not yet purchased	$969	$1,103
Payables for precious metals	1,316	46
Derivatives, net	2,056	1,874
Total trading liabilities	$4,341	$3,023
At March 31, 2022 and December 31, 2021, the fair value of derivatives included in trading assets is net of $2,033 million and $1,419 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2022 and December 31, 2021, the fair value of derivatives included in trading liabilities is net of $1,610 million and $1,296 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 10, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $48 million and $26 million during the three months ended March 31, 2022 and 2021, respectively. Trading security positions are held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
5. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

March 31, 2022	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$9,271	$—	$58	$(161)	$9,168
U.S. Government sponsored enterprises:
Mortgage-backed securities	7,410	—	15	(461)	6,964
Collateralized mortgage obligations	1,701	—	—	(152)	1,549
Direct agency obligations	1,858	—	7	(35)	1,830
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	8,427	—	6	(438)	7,995
Collateralized mortgage obligations	3,597	—	1	(253)	3,345
Direct agency obligations	264	—	3	(3)	264
Asset-backed securities collateralized by:
Home equity	18	—	—	(1)	17
Other	106	—	—	(9)	97
Foreign debt securities(1)	2,475	—	2	(8)	2,469
Total available-for-sale securities	$35,127	$—	$92	$(1,521)	$33,698
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$688	$—	$1	$(5)	$684
Collateralized mortgage obligations	503	—	13	(7)	509
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	1,004	—	1	(19)	986
Collateralized mortgage obligations	2,601	—	12	(43)	2,570
Obligations of U.S. states and political subdivisions	8	—	—	—	8
Asset-backed securities collateralized by residential mortgages	1	(1)	1	—	1
Total held-to-maturity securities	$4,805	$(1)	$28	$(74)	$4,758

HSBC USA Inc.

December 31, 2021	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$9,490	$—	$144	$(72)	$9,562
U.S. Government sponsored enterprises:
Mortgage-backed securities	7,365	—	114	(115)	7,364
Collateralized mortgage obligations	1,787	—	8	(48)	1,747
Direct agency obligations	1,775	—	16	(4)	1,787
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	8,489	—	7	(66)	8,430
Collateralized mortgage obligations	3,730	—	7	(49)	3,688
Direct agency obligations	282	—	6	—	288
Asset-backed securities collateralized by:
Home equity	20	(1)	—	—	19
Other	107	—	—	(6)	101
Foreign debt securities(1)	2,311	—	3	(2)	2,312
Total available-for-sale securities	$35,356	$(1)	$305	$(362)	$35,298
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$684	$—	$21	$—	$705
Collateralized mortgage obligations	492	—	26	—	518
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	1,104	—	24	—	1,128
Collateralized mortgage obligations	2,915	—	85	(1)	2,999
Obligations of U.S. states and political subdivisions	8	—	—	—	8
Asset-backed securities collateralized by residential mortgages	1	(1)	1	—	1
Total held-to-maturity securities	$5,204	$(1)	$157	$(1)	$5,359

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
If we intend to sell the debt security or if it is more-likely-than-not that we will be required to sell the debt security before the recovery of its amortized cost basis, the impairment is recognized and the unrealized loss is recorded as a direct write-down of the security's amortized cost basis with an offsetting entry to earnings. If we do not intend to sell the debt security or believe we will not be required to sell the debt security before the recovery of its amortized cost basis, the impairment is assessed to determine if a credit loss component exists. We use a discounted cash flow method to determine the credit loss component. In the event a credit loss exists, an allowance for credit losses is recorded in earnings for the credit loss component of the impairment while the remaining portion of the impairment attributable to factors other than credit loss is recognized, net of tax, in other comprehensive loss. The amount of impairment recognized due to credit factors is limited to the excess of the amortized cost basis over the fair value of the security available-for-sale.
In determining whether a credit loss component exists, we consider a series of factors which include:
•The extent to which the fair value is less than the amortized cost basis;

HSBC USA Inc.
•The credit protection features embedded within the instrument, which includes but is not limited to credit subordination positions, payment structure, overcollateralization, protective triggers and financial guarantees provided by third parties;
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
At March 31, 2022 and December 31, 2021, the allowance for credit losses on securities available-for-sale was nil and $1 million, respectively.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at March 31, 2022 and December 31, 2021 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At March 31, 2022
U.S. Treasury	25	$(78)	$4,007	14	$(83)	$1,431
U.S. Government sponsored enterprises	253	(276)	5,659	52	(372)	3,472
U.S. Government agency issued or guaranteed	115	(632)	9,486	16	(62)	712
Asset-backed securities	3	(1)	17	3	(9)	97
Foreign debt securities	9	(7)	1,082	1	(1)	36
Securities available-for-sale	405	$(994)	$20,251	86	$(527)	$5,748
At December 31, 2021
U.S. Treasury	11	$(28)	$1,784	9	$(44)	$856
U.S. Government sponsored enterprises	63	(155)	6,224	14	(12)	354
U.S. Government agency issued or guaranteed	59	(91)	8,972	15	(24)	769
Asset-backed securities	—	—	—	3	(6)	101
Foreign debt securities	8	(2)	1,188	—	—	—
Securities available-for-sale	141	$(276)	$18,168	41	$(86)	$2,080
Gross unrealized losses increased as compared with December 31, 2021 due primarily to increasing yields on U.S. Government agency mortgage-backed, U.S. Government sponsored mortgage-backed and U.S. Treasury securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At March 31, 2022, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("lifetime ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both March 31, 2022 and December 31, 2021, the allowance for credit losses on securities held-to-maturity was $1 million.
At March 31, 2022 and December 31, 2021, none of our securities held-to-maturity were past due or in nonaccrual status.

HSBC USA Inc.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At March 31, 2022 and December 31, 2021, all of our securities held-to-maturity were investment grade.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2022	2021
	(in millions)
Gross realized gains	$20	$49
Gross realized losses	—	(20)
Net realized gains	$20	$29
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2022 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at March 31, 2022, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2022.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$247	1.99%	$3,479	1.40%	$1,967	1.49%	$3,578	2.12%
U.S. Government sponsored enterprises	150	1.41	1,730	1.67	1,981	2.38	7,108	1.66
U.S. Government agency issued or guaranteed	70	.24	22	1.12	3	3.89	12,193	2.05
Asset-backed securities	—	—	—	—	106	4.16	18	.54
Foreign debt securities	1,332	.32	1,143	.60	—	—	—	—
Total amortized cost	$1,799	.64%	$6,374	1.33%	$4,057	1.99%	$22,897	1.94%
Total fair value	$1,801		$6,278		$4,003		$21,616
Held-to-maturity:
U.S. Government sponsored enterprises	$3	2.55%	$138	2.54%	$360	2.58%	$690	3.28%
U.S. Government agency issued or guaranteed	—	—	—	—	9	6.19	3,596	2.54
Obligations of U.S. states and political subdivisions	4	3.22	2	3.54	2	4.34	—	—
Asset-backed securities	—	—	—	—	—	—	1	7.56
Total amortized cost	$7	2.93%	$140	2.56%	$371	2.67%	$4,287	2.66%
Total fair value	$7		$139		$370		$4,242
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Equity securities carried at fair value	$276	$282
Equity securities without readily determinable fair values	12	16
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the first quarter of 2022, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $3 million as a component of other

HSBC USA Inc.
income (loss) in the consolidated statement of income. During the first quarter of 2021, none of our equity securities without readily determinable fair values were determined to be impaired.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $110 million and $528 million, respectively, at March 31, 2022 and $110 million and $558 million, respectively, at December 31, 2021.

6. Loans

Loans consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Commercial loans:
Real estate, including construction	$8,020	$8,234
Business and corporate banking	15,305	13,958
Global banking(1)	11,948	11,109
Other commercial:
Affiliates(2)	3,438	2,793
Other	3,743	3,702
Total other commercial	7,181	6,495
Total commercial	42,454	39,796
Consumer loans:
Residential mortgages	15,573	15,469
Home equity mortgages	306	325
Credit cards	205	204
Other consumer	72	70
Total consumer	16,156	16,068
Total loans	$58,610	$55,864

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
Net deferred origination costs totaled $31 million and $40 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, we had a net unamortized premium on our loans of $3 million and $5 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at March 31, 2022 and December 31, 2021. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At March 31, 2022
Commercial loans:
Real estate, including construction	$8	$—	$8	$8,012	$8,020
Business and corporate banking	43	17	60	15,245	15,305
Global banking	—	12	12	11,936	11,948
Other commercial	8	—	8	7,173	7,181
Total commercial	59	29	88	42,366	42,454
Consumer loans:
Residential mortgages	130	20	150	15,423	15,573
Home equity mortgages	1	1	2	304	306
Credit cards	2	1	3	202	205
Other consumer	—	—	—	72	72
Total consumer	133	22	155	16,001	16,156
Total loans	$192	$51	$243	$58,367	$58,610
At December 31, 2021
Commercial loans:
Real estate, including construction	$38	$—	$38	$8,196	$8,234
Business and corporate banking	112	17	129	13,829	13,958
Global banking	—	27	27	11,082	11,109
Other commercial	47	—	47	6,448	6,495
Total commercial	197	44	241	39,555	39,796
Consumer loans:
Residential mortgages	138	63	201	15,268	15,469
Home equity mortgages	2	1	3	322	325
Credit cards	5	2	7	197	204
Other consumer	1	—	1	69	70
Total consumer	146	66	212	15,856	16,068
Total loans	$343	$110	$453	$55,411	$55,864

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At March 31, 2022
Commercial:
Real estate, including construction	$92	$—	$18
Business and corporate banking	107	1	52
Global banking	91	—	63
Other commercial	1	—	1
Total commercial	291	1	134
Consumer:
Residential mortgages(1)(2)(3)	131	—	38
Home equity mortgages(1)(2)	6	—	3
Credit cards	—	1	—
Total consumer	137	1	41
Total nonperforming loans	$428	$2	$175
At December 31, 2021
Commercial:
Real estate, including construction	$140	$—	$20
Business and corporate banking	134	1	69
Global banking	105	—	63
Total commercial	379	1	152
Consumer:
Residential mortgages(1)(2)(3)	229	—	55
Home equity mortgages(1)(2)	9	—	4
Credit cards	—	2	—
Total consumer	238	2	59
Total nonperforming loans	$617	$3	$211

(1)At March 31, 2022 and December 31, 2021, nonaccrual consumer mortgage loans include $63 million and $86 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled $3 million and $15 million during the three months ended March 31, 2022 and 2021, respectively.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At March 31, 2022 and December 31, 2021, we had collateral-dependent residential mortgage loans totaling $197 million and $214 million, respectively.

HSBC USA Inc.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At March 31, 2022 and December 31, 2021, we had collateral-dependent commercial loans totaling $260 million and $347 million, respectively.
Troubled debt restructurings ("TDR Loans")  TDR Loans represent loans for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition.
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans, which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and the loan is upgraded, it is possible the loan will no longer be reported as a TDR Loan at the earliest one year after the restructuring. During the three months ended March 31, 2022 and 2021, there were no commercial loans that met these criteria and were removed from TDR Loan classification.
The following table summarizes our TDR Loans at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in millions)
Commercial loans:
Business and corporate banking	$15	$38
Global banking	8	25
Total commercial(1)	23	63
Consumer loans:
Residential mortgages(2)	122	125
Home equity mortgages(2)	9	9
Credit cards	3	3
Total consumer	134	137
Total TDR Loans(3)	$157	$200

(1)Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $14 million and $13 million at March 31, 2022 and December 31, 2021, respectively.
(2)At March 31, 2022 and December 31, 2021, the carrying value of consumer mortgage TDR Loans includes $95 million and $104 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
(3)At March 31, 2022 and December 31, 2021, the carrying value of TDR Loans includes $67 million and $115 million, respectively, of loans which are classified as nonaccrual.

HSBC USA Inc.
The following table presents information about loans which were modified during the three months ended March 31, 2022 and 2021 and as a result of this action became classified as TDR Loans:

Three Months Ended March 31,	2022	2021
	(in millions)
Commercial loans:
Business and corporate banking	$2	$26
Global banking	—	15
Total commercial	2	41
Consumer loans:
Residential mortgages	7	16
Credit cards	2	1
Total consumer	9	17
Total	$11	$58
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three months ended March 31, 2022 and 2021 was 1.09 percent and 1.97 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three months ended March 31, 2022 and 2021:

Three Months Ended March 31,	2022	2021
	(in millions)
Consumer loans:
Residential mortgages	$—	$3
Total consumer	$—	$3
During the three months ended March 31, 2022 and 2021, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of March 31, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2022
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$90	$175	$448	$324	$—	$1	$1,038
Substandard	—	—	1	138	245	855	20	11	1,270
Doubtful	—	—	—	76	2	11	—	—	89
Total real estate, including construction	—	—	91	389	695	1,190	20	12	2,397
Business and corporate banking:
Special mention	—	—	10	91	30	166	110	15	422
Substandard	—	1	28	34	8	188	545	17	821
Doubtful	—	—	—	—	20	14	21	—	55
Total business and corporate banking	—	1	38	125	58	368	676	32	1,298
Global banking:
Special mention	—	—	—	—	—	8	36	—	44
Substandard	—	—	232	17	—	15	217	—	481
Doubtful	—	—	—	—	—	—	16	—	16
Total global banking	—	—	232	17	—	23	269	—	541
Other commercial:
Special mention	—	—	—	—	—	4	—	—	4
Substandard	—	—	—	—	—	3	25	—	28
Total other commercial	—	—	—	—	—	7	25	—	32
Total commercial:
Special mention	—	—	100	266	478	502	146	16	1,508
Substandard	—	1	261	189	253	1,061	807	28	2,600
Doubtful	—	—	—	76	22	25	37	—	160
Total commercial	$—	$1	$361	$531	$753	$1,588	$990	$44	$4,268

HSBC USA Inc.

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2021
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$350	$487	$90	$259	$—	$—	$1,186
Substandard	—	1	272	263	308	461	20	11	1,336
Doubtful	—	—	80	2	—	53	—	—	135
Total real estate, including construction	—	1	702	752	398	773	20	11	2,657
Business and corporate banking:
Special mention	—	1	91	60	26	274	173	—	625
Substandard	—	18	36	9	3	226	424	8	724
Doubtful	—	—	—	20	—	28	16	—	64
Total business and corporate banking	—	19	127	89	29	528	613	8	1,413
Global banking:
Special mention	8	—	—	—	—	8	47	—	63
Substandard	—	—	—	—	—	54	232	—	286
Doubtful	—	—	—	—	—	—	31	—	31
Total global banking	8	—	—	—	—	62	310	—	380
Other commercial:
Special mention	—	—	—	—	—	7	—	—	7
Substandard	—	—	—	—	—	—	40	—	40
Total other commercial	—	—	—	—	—	7	40	—	47
Total commercial:
Special mention	8	1	441	547	116	548	220	—	1,881
Substandard	—	19	308	272	311	741	716	19	2,386
Doubtful	—	—	80	22	—	81	47	—	230
Total commercial	$8	$20	$829	$841	$427	$1,370	$983	$19	$4,497

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2022
	(in millions)
Real estate, including construction:
Performing loans	$315	$992	$622	$2,070	$1,936	$1,921	$56	$16	$7,928
Nonaccrual loans	—	—	—	76	—	16	—	—	92
Total real estate, including construction	315	992	622	2,146	1,936	1,937	56	16	8,020
Business and corporate banking:
Performing loans	197	1,384	642	661	193	4,647	7,277	196	15,197
Nonaccrual loans	—	—	4	—	20	50	33	—	107
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	197	1,384	646	661	213	4,697	7,311	196	15,305
Global banking:
Performing loans	322	581	525	149	100	4,925	5,255	—	11,857
Nonaccrual loans	—	—	—	—	—	38	53	—	91
Total global banking	322	581	525	149	100	4,963	5,308	—	11,948
Other commercial:
Performing loans	10	516	543	418	205	1,166	4,322	—	7,180
Nonaccrual loans	—	—	—	—	—	1	—	—	1
Total other commercial	10	516	543	418	205	1,167	4,322	—	7,181
Total commercial:
Performing loans	844	3,473	2,332	3,298	2,434	12,659	16,910	212	42,162
Nonaccrual loans	—	—	4	76	20	105	86	—	291
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$844	$3,473	$2,336	$3,374	$2,454	$12,764	$16,997	$212	$42,454

HSBC USA Inc.

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2021
	(in millions)
Real estate, including construction:
Performing loans	$969	$651	$2,436	$2,076	$593	$1,307	$46	$16	$8,094
Nonaccrual loans	—	2	80	40	—	18	—	—	140
Total real estate, including construction	969	653	2,516	2,116	593	1,325	46	16	8,234
Business and corporate banking:
Performing loans	1,630	709	594	190	187	4,756	5,540	217	13,823
Nonaccrual loans	—	4	14	30	51	1	34	—	134
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	1,630	713	608	220	238	4,757	5,575	217	13,958
Global banking:
Performing loans	547	540	203	80	243	4,580	4,811	—	11,004
Nonaccrual loans	—	—	—	—	—	40	65	—	105
Total global banking	547	540	203	80	243	4,620	4,876	—	11,109
Other commercial:
Performing loans	589	552	451	174	110	1,045	3,574	—	6,495
Total other commercial	589	552	451	174	110	1,045	3,574	—	6,495
Total commercial:
Performing loans	3,735	2,452	3,684	2,520	1,133	11,688	13,971	233	39,416
Nonaccrual loans	—	6	94	70	51	59	99	—	379
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$3,735	$2,458	$3,778	$2,590	$1,184	$11,747	$14,071	$233	$39,796

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2022
	(in millions)
Real estate, including construction:
Investment grade	$165	$52	$367	$498	$913	$297	$23	$—	$2,315
Non-investment grade	150	940	255	1,648	1,023	1,640	33	16	5,705
Total real estate, including construction	315	992	622	2,146	1,936	1,937	56	16	8,020
Business and corporate banking:
Investment grade	64	781	336	280	41	2,409	3,217	23	7,151
Non-investment grade	133	603	310	381	172	2,288	4,094	173	8,154
Total business and corporate banking	197	1,384	646	661	213	4,697	7,311	196	15,305
Global banking:
Investment grade	312	560	292	144	82	4,110	4,713	—	10,213
Non-investment grade	10	21	233	5	18	853	595	—	1,735
Total global banking	322	581	525	149	100	4,963	5,308	—	11,948
Other commercial:
Investment grade	7	105	460	121	205	977	4,126	—	6,001
Non-investment grade	3	411	83	297	—	190	196	—	1,180
Total other commercial	10	516	543	418	205	1,167	4,322	—	7,181
Total commercial:
Investment grade	548	1,498	1,455	1,043	1,241	7,793	12,079	23	25,680
Non-investment grade	296	1,975	881	2,331	1,213	4,971	4,918	189	16,774
Total commercial	$844	$3,473	$2,336	$3,374	$2,454	$12,764	$16,997	$212	$42,454

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2021
	(in millions)
Real estate, including construction:
Investment grade	$1	$361	$491	$772	$57	$248	$12	$—	$1,942
Non-investment grade	968	292	2,025	1,344	536	1,077	34	16	6,292
Total real estate, including construction	969	653	2,516	2,116	593	1,325	46	16	8,234
Business and corporate banking:
Investment grade	881	254	240	52	43	2,122	2,498	55	6,145
Non-investment grade	749	459	368	168	195	2,635	3,077	162	7,813
Total business and corporate banking	1,630	713	608	220	238	4,757	5,575	217	13,958
Global banking:
Investment grade	530	539	189	64	235	3,910	4,240	—	9,707
Non-investment grade	17	1	14	16	8	710	636	—	1,402
Total global banking	547	540	203	80	243	4,620	4,876	—	11,109
Other commercial:
Investment grade	120	442	153	174	69	943	3,527	—	5,428
Non-investment grade	469	110	298	—	41	102	47	—	1,067
Total other commercial	589	552	451	174	110	1,045	3,574	—	6,495
Total commercial:
Investment grade	1,532	1,596	1,073	1,062	404	7,223	10,277	55	23,222
Non-investment grade	2,203	862	2,705	1,528	780	4,524	3,794	178	16,574
Total commercial	$3,735	$2,458	$3,778	$2,590	$1,184	$11,747	$14,071	$233	$39,796

HSBC USA Inc.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Mar. 31, 2022
	(in millions)
Residential mortgages(1)(2)	$—	$10	$2	$1	$3	$26	$—	$42
Home equity mortgages(1)(2)	—	—	—	—	—	1	—	1
Credit cards	—	—	—	—	—	—	2	2
Total consumer	$—	$10	$2	$1	$3	$27	$2	$45

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Dec. 31, 2021
	(in millions)
Residential mortgages(1)(2)	$5	$2	$11	$13	$8	$64	$—	$103
Home equity mortgages(1)(2)	—	—	—	—	—	1	—	1
Credit cards	—	—	—	—	—	—	3	3
Total consumer	$5	$2	$11	$13	$8	$65	$3	$107

(1)At March 31, 2022 and December 31, 2021, consumer mortgage loan delinquency includes $7 million and $24 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At March 31, 2022 and December 31, 2021, consumer mortgage loans include $7 million and $87 million, respectively, of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Mar. 31, 2022
	(in millions)
Residential mortgages:
Performing loans	$949	$4,397	$3,145	$1,405	$795	$4,751	$—	$15,442
Nonaccrual loans	—	—	4	7	13	107	—	131
Total residential mortgages	949	4,397	3,149	1,412	808	4,858	—	15,573
Home equity mortgages:
Performing loans	5	16	32	30	17	200	—	300
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	5	16	32	30	17	206	—	306
Credit cards:
Performing loans	—	—	—	—	—	—	204	204
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	1
Total credit cards	—	—	—	—	—	—	205	205
Other consumer:
Performing loans	—	9	8	5	2	46	2	72
Total other consumer	—	9	8	5	2	46	2	72
Total consumer:
Performing loans	954	4,422	3,185	1,440	814	4,997	206	16,018
Nonaccrual loans	—	—	4	7	13	113	—	137
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	1
Total consumer	$954	$4,422	$3,189	$1,447	$827	$5,110	$207	$16,156

HSBC USA Inc.

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Dec. 31, 2021
	(in millions)
Residential mortgages:
Performing loans	$4,496	$3,296	$1,481	$851	$955	$4,161	$—	$15,240
Nonaccrual loans	2	9	15	21	14	168	—	229
Total residential mortgages	4,498	3,305	1,496	872	969	4,329	—	15,469
Home equity mortgages:
Performing loans	15	30	30	18	17	206	—	316
Nonaccrual loans	—	—	—	—	—	9	—	9
Total home equity mortgages	15	30	30	18	17	215	—	325
Credit cards:
Performing loans	—	—	—	—	—	—	202	202
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	204	204
Other consumer:
Performing loans	8	8	5	1	1	45	2	70
Total other consumer	8	8	5	1	1	45	2	70
Total consumer:
Performing loans	4,519	3,334	1,516	870	973	4,412	204	15,828
Nonaccrual loans	2	9	15	21	14	177	—	238
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total consumer	$4,521	$3,343	$1,531	$891	$987	$4,589	$206	$16,068
Troubled debt restructurings  The following table summarizes TDR Loans in our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Mar. 31, 2022
	(in millions)
Residential mortgages	$—	$—	$1	$7	$3	$111	$—	$122
Home equity mortgages	—	—	—	—	—	9	—	9
Credit cards	—	—	—	—	—	—	3	3
Total consumer	$—	$—	$1	$7	$3	$120	$3	$134

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Dec. 31, 2021
	(in millions)
Residential mortgages	$—	$1	$3	$3	$—	$118	$—	$125
Home equity mortgages	—	—	—	—	—	9	—	9
Credit cards	—	—	—	—	—	—	3	3
Total consumer	$—	$1	$3	$3	$—	$127	$3	$137
Concentration of Credit Risk  At March 31, 2022 and December 31, 2021, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,779 million and $3,739 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.
7.    Allowance for Credit Losses

We utilize a minimum of four forward-looking economic scenarios to calculate lifetime ECL when estimating the allowance for credit losses for in scope financial assets and the liability for off-balance sheet credit exposures. Three of the scenarios are termed the "Consensus Economic Scenarios" and represent a 'most likely outcome' (the "Central scenario") and two less likely 'outer' scenarios, referred to as the "Upside scenario" and the "Downside scenario". The fourth scenario, referred to as the "Alternative Downside Scenario", is designed to consider severe downside risks with more extreme economic outcomes than those captured by the Consensus Economic Scenarios. Each scenario is assigned a weighting deemed appropriate for the estimation of lifetime ECL, with the majority of the weighting typically placed on the Central Scenario. At management's discretion, changes may be made to the weighting assigned to the four scenarios or additional scenarios may be included in order to consider current economic conditions.
Updates to Economic Scenarios and Other Changes During the Three Months Ended March 31, 2022 During the first quarter of 2022, in addition to the continued economic uncertainty caused by the coronavirus ("COVID-19") pandemic, the impact of the Russia-Ukraine war created further uncertainty about the future economic environment. As a result, in addition to updating our three Consensus Economic Scenarios and our Alternative Downside scenario, we developed and utilized a fifth scenario for estimating lifetime ECL at March 31, 2022, referred to as the "Alternative Downside 2 scenario" to reflect the possibility that the war could last for a prolonged period of time. Each of the five scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Alternative Downside 2 scenario, lower equal weights placed on the Downside and Alternative Downside scenarios, and the lowest weighting placed on the Upside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside, Alternative Downside and Alternative Downside 2 scenarios at March 31, 2022. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL.
In the Central scenario, U.S. Gross Domestic Product ("GDP") maintains its strong growth path in 2022, under the assumption that economic activities continue to grow while impacts from newly emerging risks, including those from new COVID-19 infections, subside. With strong economic growth, the unemployment rate continues on its downward trend, while demand for housing, combined with limited supply, continues to drive the residential housing market to carry its growth momentum forward, and commercial real estate prices also continue the recent trend of appreciation. In the financial markets, growth in financial asset prices remains moderate, the Federal Reserve Board ("FRB") raises its policy rate, and the 10-year U.S. Treasury yield continues to rise.
In the Upside scenario, the economy is assumed to grow at a faster pace than in the Central scenario. As a result, the unemployment rate falls faster than in the Central scenario, and both commercial and residential real estate prices grow at faster rates than in the Central Scenario. In this scenario, the equity price index climbs with strong momentum, and overall optimism allows the FRB to raise its policy rate faster than currently anticipated, which consequently drives the 10-year U.S. Treasury yield to a level that is higher than in the Central Scenario.
In the Downside scenario, the economy stagnates, with the unemployment rate reversing its downward trend and remaining at a higher level. The residential housing market slowly loses its momentum due to weakness in the labor market, and the commercial real estate market suffers a heavier deceleration than the residential housing market. In this scenario, the equity price index goes through a moderate price correction by the middle of 2023, driven by an overall erosion of consumer and business sentiments, which also results in a lower 10-year U.S. Treasury yield than in the Central Scenario, and the federal funds rate remains at the lowest level for the next two years.
In the Alternative Downside scenario, the U.S. economy re-enters into a recession in 2022 and stays in until late 2023, followed by a very anemic recovery thereafter. An extended period of economic contraction keeps the unemployment rate at a very high level, which pressures residential housing prices to fall moderately, while at the same time, contracting corporate activities and rising unemployment pushes the commercial real estate market into a severe downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year, widening corporate credit spreads substantially, and flight to safe haven assets pushes the 10-year U.S. Treasury yield lower.
In the Alternative Downside 2 scenario, the war in Ukraine turns into a protracted crisis, which results in high economic costs with surging inflation, largely due to high energy and commodity prices and a squeeze on disposable income, leading to a period of economic stagnation. In this scenario, unemployment rises modestly through 2022, reversing its downward trend, and corrections in risky asset prices lead to a flight to quality in global asset markets. The FRB, however, remains committed to tackling inflation and embarks on a more aggressive rate hiking cycle, which eventually helps to control inflation by late 2023.

HSBC USA Inc.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at March 31, 2022 and December 31, 2021:

	For the Quarter Ended
	June 30, 2022	December 31, 2022	June 30, 2023	December 31, 2023
Unemployment rate (quarterly average):
Forecast at March 31, 2022	3.8%	3.6%	3.5%	3.6%
Forecast at December 31, 2021	4.3	4.0	3.8	3.7
GDP growth rate (year-over-year):
Forecast at March 31, 2022	3.8	2.8	2.6	2.4
Forecast at December 31, 2021	4.1	2.8	2.3	2.5
In addition to the updates to the economic scenarios, we increased the management judgment allowance on our commercial loan portfolio for risk factors associated with economic uncertainty, including higher risk industry exposures and supply chain disruptions, that are not fully captured in the models. We also increased the management judgment allowance on our consumer loan portfolio for risk factors associated with economic uncertainty that are not fully captured in the models.
While we believe that the assumptions used in our credit loss models are reasonable within the parameters for which the models have been built and calibrated to operate, the severe projections of macro-economic variables during the COVID-19 pandemic and subsequent significant recovery represent events outside the parameters for which the models have been built. As a result, adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure an appropriate lifetime ECL estimate.
The circumstances around both the Russia-Ukraine war and the COVID-19 pandemic will continue to evolve and impact our business and our allowance for credit losses in future periods, the extent of which remains uncertain. We will continue to monitor these situations closely and will continue to adapt our approach as necessary to reflect management's current view of forecasted economic conditions.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	March 31, 2022	December 31, 2021
	(in millions)
Allowance for credit losses:
Loans	$467	$447
Securities held-to-maturity(1)	1	1
Other financial assets measured at amortized cost(2)	1	1
Securities available-for-sale(1)	—	1
Total allowance for credit losses	$469	$450

Liability for off-balance sheet credit exposures	$84	$103

(1)See Note 5, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.

HSBC USA Inc.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three months ended March 31, 2022 and 2021:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended March 31, 2022
Allowance for credit losses – beginning of period	$73	$243	$100	$4	$8	$5	$14	$—	$447
Provision charged (credited) to income	49	(40)	29	(2)	(4)	—	(1)	—	31
Charge-offs	—	(8)	(9)	—	(1)	(1)	—	—	(19)
Recoveries	—	2	—	—	2	2	2	—	8
Net (charge-offs) recoveries	—	(6)	(9)	—	1	1	2	—	(11)
Allowance for credit losses – end of period	$122	$197	$120	$2	$5	$6	$15	$—	$467

Three Months Ended March 31, 2021
Allowance for credit losses – beginning of period	$145	$375	$287	$7	$(9)	$22	$161	$27	$1,015
Provision charged (credited) to income	(25)	(53)	(65)	—	(2)	(3)	(1)	4	(145)
Charge-offs	—	(2)	—	—	(1)	—	(18)	(4)	(25)
Recoveries	—	1	—	—	3	2	2	—	8
Net (charge-offs) recoveries	—	(1)	—	—	2	2	(16)	(4)	(17)
Allowance for credit losses – end of period	$120	$321	$222	$7	$(9)	$21	$144	$27	$853
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three months ended March 31, 2022 and 2021:

Three Months Ended March 31,	2022	2021
	(in millions)
Balance at beginning of period	$103	$237
Provision credited to income	(19)	(82)
Balance at end of period	$84	$155
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

	March 31, 2022	December 31, 2021
	(in millions)
Accrued interest receivables:
Loans	$103	$109
Securities held-to-maturity	12	13
Other financial assets measured at amortized cost	5	1
Securities available-for-sale	78	82
Total accrued interest receivables	198	205
Allowance for credit losses	—	1
Accrued interest receivables, net	$198	$204
During both the three months ended March 31, 2022 and 2021, charged-off accrued interest receivables were immaterial.

HSBC USA Inc.
8. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Commercial loans:
Business and corporate banking	$7	$123
Global banking	204	338
Total commercial	211	461
Consumer loans:
Residential mortgages	568	3,082
Home equity mortgages	47	275
Credit cards	17	195
Other consumer	105	204
Total consumer	737	3,756
Total loans held for sale	$948	$4,217
Commercial Loans During the first quarter of 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain retail business banking loans with a carrying value at the time of sale of $37 million. See Note 3, "Branch Assets and Liabilities Held for Sale," for additional information.
Also included in commercial loans held for sale are certain other loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $91 million and $359 million at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, lower of amortized cost or fair value adjustments on these commercial loans held for sale were immaterial.
In addition, commercial loans held for sale includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $120 million and $23 million at March 31, 2022 and December 31, 2021, respectively. See Note 11, "Fair Value Option," for additional information.
Consumer Loans As discussed above, during the first quarter of 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain consumer loans with a carrying value at the time of sale which collectively totaled $2,102 million, including $1,665 million of residential mortgages, $185 million of home equity mortgages, $168 million of credit cards and $84 million of other consumer loans. See Note 3, "Branch Assets and Liabilities Held for Sale," for additional information.
In addition to the branch disposal group discussed above, during the first quarter of 2022, we sold a portfolio of consumer loans to a third party consisting primarily of certain non-performing mortgage loans and government-backed mortgage loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. These mortgage loans had a carrying value at the time of sale which collectively totaled $904 million, including $865 million of residential mortgages and $39 million of home equity mortgages, and we recognized a loss on sale of $35 million, largely reflecting changes in the final terms of the sale. The loss on sale is reflected as a component of other income (loss) in the consolidated statement of income.
At March 31, 2022, remaining mass market retail banking loans and other consumer loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan remained in consumer loans held for sale. The carrying value of these loans collectively totaled $707 million, including $538 million of residential mortgages, $47 million of home equity mortgages, $17 million of credit cards and $105 million of other consumer loans (of which $24 million are student loans that we have previously elected to designate under the fair value option and are therefore carried at fair value).
In addition, residential mortgage loans held for sale includes agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans which are

HSBC USA Inc.
originated and held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was a gain of $4 million during the three months ended March 31, 2022 compared with a gain of $2 million during the three months ended March 31, 2021.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $5 million and $7 million at March 31, 2022 and December 31, 2021, respectively. The valuation allowance on commercial loans held for sale was $1 million and $5 million at March 31, 2022 and December 31, 2021, respectively.

9. Goodwill

Goodwill was $458 million at both March 31, 2022 and December 31, 2021. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. During the first quarter of 2022, there were no events or changes in circumstances to indicate that it is more likely than not the fair value of our Commercial Banking reporting unit has reduced below its carrying amount.

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

HSBC USA Inc.

	March 31, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
Interest rate contracts - bilateral OTC(2)	$53	$11	$—	$5
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	49	—	29	—
Interest rate contracts - bilateral OTC(2)	—	4	—	2
Total derivatives accounted for as hedges	102	15	29	7
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	17	10	8	10
OTC-cleared(2)	32	—	37	—
Bilateral OTC(2)	1,645	1,498	1,756	1,877
Interest rate contracts	1,694	1,508	1,801	1,887
Exchange-traded(2)	—	1	—	—
OTC-cleared (2)	9	—	—	—
Bilateral OTC(2)	14,008	13,421	11,321	11,125
Foreign exchange contracts	14,017	13,422	11,321	11,125
Exchange-traded(2)	—	5	—	—
Bilateral OTC(2)	544	1,056	588	1,240
Equity contracts	544	1,061	588	1,240
Exchange-traded(2)	—	3	4	—
Bilateral OTC(2)	1,177	1,425	936	779
Precious metals contracts	1,177	1,428	940	779
Credit contracts - bilateral OTC(2)	117	88	28	25
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	5	20	47	5
Foreign exchange contracts - bilateral OTC(2)	—	1	—	1
Equity contracts - bilateral OTC(2)	996	258	1,470	121
OTC-cleared(2)	—	14	—	19
Bilateral OTC(2)	—	31	—	38
Credit contracts	—	45	—	57
Other contracts - bilateral OTC(2)(4)	3	27	5	38
Total derivatives	18,655	17,873	16,229	15,285
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	14,064	14,064	11,991	11,991
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	2,656	1,610	2,797	1,296
Net amounts of derivative assets / liabilities presented in the balance sheet	1,935	2,199	1,441	1,998
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	221	63	179	194
Net amounts of derivative assets / liabilities	$1,714	$2,136	$1,262	$1,804

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
(4)Consists of swap agreements entered into in conjunction with the sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares").
(5)Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.
(6)Represents the netting of cash collateral posted and received by counterparty under enforceable netting agreements.

HSBC USA Inc.
(7)Netting is performed at a counterparty level in cases where enforceable master netting agreements are in place, regardless of the type of derivative instrument. Therefore, we have not allocated netting to the different types of derivative instruments shown in the table above.
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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at March 31, 2022 and December 31, 2021, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At March 31, 2022
Securities available-for-sale ("AFS")	$14,637	$(697)	$867	$170
Deposits	1,523	(95)	118	23
Long-term debt	5,317	(322)	139	(183)
At December 31, 2021
Securities AFS	7,919	(72)	1,010	938
Deposits	1,598	(27)	125	98
Long-term debt	5,587	(61)	148	87

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended March 31, 2022
Interest rate contracts / Securities AFS	Net interest income	$659	$(642)
Interest rate contracts / Deposits	Net interest income	(65)	51
Interest rate contracts / Long-term debt	Net interest income	(236)	226
Total		$358	$(365)

Three Months Ended March 31, 2021
Interest rate contracts / Securities AFS	Net interest income	$574	$(547)
Interest rate contracts / Deposits	Net interest income	(43)	29
Interest rate contracts / Long-term debt	Net interest income	(77)	67
Total		$454	$(451)
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with a qualifying cash flow hedge are recognized in other comprehensive loss. When the cash flows being hedged materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive loss ("AOCI") is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is discontinued because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in AOCI unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings.
At March 31, 2022, active cash flow hedge relationships extend or mature through January 2032. During the three months ended March 31, 2022, $1 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $1 million during the three months ended March 31, 2021. During the next twelve months, we expect to amortize $12 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2022	2021		2022	2021
	(in millions)
Three Months Ended March 31,
Foreign exchange contracts	$—	$(1)	Net interest income	$—	$—
Interest rate contracts	(201)	(16)	Net interest income	(1)	(1)
Total	$(201)	$(17)		$(1)	$(1)

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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2022	2021
		(in millions)
Interest rate contracts	Trading revenue	$226	$429
Foreign exchange contracts	Trading revenue	150	116
Equity contracts	Trading revenue	915	(279)
Precious metals contracts	Trading revenue	(63)	(80)
Credit contracts	Trading revenue	32	215
Total		$1,260	$401

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2022	2021
		(in millions)
Interest rate contracts	Gain on instruments designated at fair value and related derivatives	$(123)	$(117)
Interest rate contracts	Other income (loss)	4	2
Equity contracts	Gain on instruments designated at fair value and related derivatives	(350)	486
Credit contracts	Other income (loss)	5	(6)
Other contracts(1)	Other income (loss)	(1)	2
Total		$(465)	$367

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at March 31, 2022 was $509 million, for which we had posted collateral of $347 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2021 was $361 million, for which we had posted collateral of $172 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$20	$84

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2022	December 31, 2021
	(in millions)
Interest rate:
Futures and forwards	$84,163	$44,686
Swaps	144,554	177,876
Options written	8,461	10,842
Options purchased	8,365	12,688
Total interest rate	245,543	246,092
Foreign exchange:
Swaps, futures and forwards	1,005,887	974,725
Options written	28,700	28,577
Options purchased	29,281	28,678
Spot	53,934	31,319
Total foreign exchange	1,117,802	1,063,299
Commodities, equities and precious metals:
Swaps, futures and forwards	72,161	60,054
Options written	2,222	5,873
Options purchased	9,104	11,800
Total commodities, equities and precious metals	83,487	77,727
Credit derivatives	15,250	7,023
Other contracts(1)	1,229	1,204
Total	$1,463,311	$1,395,345

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

11. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain student loans, certain fixed-rate long-term debt issuances and all of our hybrid instruments, including structured notes and deposits. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive loss, changes in the fair value of fair value option assets and liabilities as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives are reported in gain on instruments designated at fair value and related derivatives in the consolidated statement of income.
Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. We also previously elected to apply FVO accounting to certain student loans (which were subsequently transferred to held for sale during 2021). These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans

HSBC USA Inc.
designated at fair value are summarized in the table below. At March 31, 2022 and December 31, 2021, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
Long-Term Debt (Own Debt Issuances)  We elected to apply FVO accounting for certain fixed-rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without having to meet the hedge accounting requirements. The own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instruments. The observed market price of these instruments reflects the effect of changes to our own credit spreads and interest rates. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. Excluding the fair value movement attributable to our own credit spread, the components of gain (loss) in the consolidated statement of income related to long-term debt designated at fair value are summarized in the table below.
Hybrid Instruments  We elected to apply FVO accounting to all of our hybrid instruments issued, including structured notes and deposits. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments and our own credit risk. Cash flows of the hybrid instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities. Interest on this debt is recorded as interest expense in the consolidated statement of income. Excluding the fair value movement attributable to our own credit spread, the components of gain (loss) in the consolidated statement of income related to hybrid instruments designated at fair value are summarized in the table below.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At March 31, 2022
Student loans held for sale	$24	$26	$(2)
Commercial loans held for sale	120	126	(6)
Fixed rate long-term debt	845	741	104
Hybrid instruments:
Structured deposits	2,379	2,190	189
Structured notes	6,820	6,250	570
At December 31, 2021
Student loans held for sale	$25	$28	$(3)
Commercial loans held for sale	23	23	—
Fixed rate long-term debt	945	741	204
Hybrid instruments:
Structured deposits	2,749	2,465	284
Structured notes	7,997	6,834	1,163

HSBC USA Inc.
Components of Gain on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three months ended March 31, 2022 and 2021:

	Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2022
Interest rate and other components(1)	$—	$74	$413	$487
Credit risk component(2)	(8)	—	—	(8)
Total mark-to-market on financial instruments designated at fair value	(8)	74	413	479
Mark-to-market on related derivatives	—	(85)	(397)	(482)
Net realized gain on related long-term debt derivatives	—	9	—	9
Gain (loss) on instruments designated at fair value and related derivatives	$(8)	$(2)	$16	$6

Three Months Ended March 31, 2021
Interest rate and other components(1)	$—	$100	$(452)	$(352)
Credit risk component(2)	1	—	—	1
Total mark-to-market on financial instruments designated at fair value	1	100	(452)	(351)
Mark-to-market on related derivatives	—	(108)	468	360
Net realized gain on related long-term debt derivatives	—	9	—	9
Gain (loss) on instruments designated at fair value and related derivatives	$1	$1	$16	$18

(1)As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.
(2)The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive loss.

HSBC USA Inc.
12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Three Months Ended March 31,	2022	2021
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(65)	$750
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(327) million and $(195) million, respectively	(1,029)	(613)
Reclassification adjustment for gains realized in net income, net of tax of $(5) million and $(7) million, respectively(1)	(15)	(22)
Reversal of provision for credit losses realized in net income, net of tax of less than $(1) million and nil, respectively(2)	(1)	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $1 million and $1 million, respectively(3)	2	4
Total other comprehensive loss for period	(1,043)	(631)
Balance at end of period	(1,108)	119
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	27	15
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $9 million and $(3) million, respectively	29	(10)
Total other comprehensive income (loss) for period	29	(10)
Balance at end of period	56	5
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(138)	(79)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(48) million and $(4) million, respectively	(153)	(13)
Reclassification adjustment for losses realized in net income, net of tax of less than $1 million and less than $1 million, respectively(4)	1	1
Total other comprehensive loss for period	(152)	(12)
Balance at end of period	(290)	(91)
Pension and postretirement benefit liability:
Balance at beginning and end of period	(3)	(7)
Total accumulated other comprehensive income (loss) at end of period	$(1,345)	$26

(1)Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.
(2)Changes in the allowance for credit losses on securities available-for-sale are included in the provision for credit losses in our consolidated statement of income.
(3)Amount amortized to net income is included in interest income in our consolidated statement of income. During 2014, we transferred securities from available-for-sale to held-to-maturity. At the date of transfer, AOCI included net pretax unrealized losses related to the transferred securities which are being amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.
(4)Amount reclassified to net income is included in net interest income in our consolidated statement of income.

HSBC USA Inc.
13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three months ended March 31, 2022 and 2021. See Note 23, "Fee Income from Contracts with Customers," in our 2021 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2021.

Three Months Ended March 31,	2022	2021
	(in millions)
Credit card fees, net	$15	$10
Trust and investment management fees	26	29
Other fees and commissions:
Account services	67	70
Credit facilities	100	83
Other fees	11	12
Total other fees and commissions	178	165
Servicing and other fees from HSBC affiliates	101	83
Insurance(1)	1	1
Total fee income from contracts with customers	321	288
Other non-fee revenues	165	96
Total other revenues(2)	$486	$384

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $25 million and $18 million during the three months ended March 31, 2022 and 2021, respectively. Credit card rewards program costs totaled $15 million and $11 million during the three months ended March 31, 2022 and 2021, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $4 million at both March 31, 2022 and December 31, 2021. We expect to recognize this revenue over a remaining period of one year or less.
Other than trust and investment management fees as discussed in our 2021 Form 10-K, we do not use significant judgments in the determination of the amount and timing of fee income from contracts with customers. Additionally, costs to obtain or fulfill contracts with customers were immaterial.

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

	March 31, 2022	December 31, 2021
	(in millions)
Assets:
Cash and due from banks	$246	$300
Interest bearing deposits with banks	33	59
Securities purchased under agreements to resell(1)	526	594
Trading assets	278	119
Loans	3,438	2,793
Other(2)	350	401
Total assets	$4,871	$4,266
Liabilities:
Deposits	$11,420	$9,137
Trading liabilities(3)	1,366	130
Short-term borrowings	502	309
Long-term debt	5,511	5,511
Other(2)	262	277
Total liabilities	$19,061	$15,364

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.
(3)The increase in trading liabilities at March 31, 2022 primarily reflects an increase in borrowing of gold inventory from HSBC Bank plc to support client activity levels

HSBC USA Inc.

Three Months Ended March 31,	2022	2021
	(in millions)
Income (Expense):
Interest income	$6	$7
Interest expense	(52)	(73)
Net interest expense	(46)	(66)
Trading revenue	1,275	131
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	60	48
HSBC Markets (USA) Inc. ("HMUS")	25	22
Other HSBC affiliates	16	13
Total servicing and other fees from HSBC affiliates	101	83
Gain (loss) on instruments designated at fair value and related derivatives	(396)	468
Support services from HSBC affiliates:
HTSU	(260)	(244)
HMUS	(37)	(28)
Other HSBC affiliates	(121)	(95)
Total support services from HSBC affiliates	(418)	(367)
Rental income from HSBC affiliates, net(1)	10	13
Stock based compensation expense(2)	(4)	(6)

(1)We receive rental income from our affiliates, and in some cases pay rental expense to our affiliates, for certain office space. Net rental income from our affiliates is recorded as a component of occupancy expense, net in our consolidated statement of income.
(2)Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in salaries and employee benefits in our consolidated statement of income. Certain employees are also eligible to participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 22, "Pension and Other Postretirement Benefits," in our 2021 Form 10-K.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both March 31, 2022 and December 31, 2021, long-term debt with affiliates reflected $5.5 billion of borrowings from HSBC North America. The outstanding balances include $2.0 billion of fixed-rate senior debt which matures in June 2025, $2.0 billion of fixed-rate senior debt which matures in September 2025 and $1.5 billion of fixed-rate senior debt which matures in June 2030.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either March 31, 2022 or December 31, 2021.
We have also incurred short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2022 and December 31, 2021, we had the following loan balances outstanding with HSBC affiliates:

	March 31, 2022	December 31, 2021
	(in millions)
HMUS and subsidiaries	$2,413	$1,576
HSBC North America	1,000	1,000
Other short-term affiliate lending	25	217
Total loans	$3,438	$2,793
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $15.9 billion and $11.9 billion at March 31, 2022 and December 31, 2021, respectively, of which $2.4 billion and $1.6 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.

HSBC USA Inc.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $1.0 billion outstanding at both March 31, 2022 and December 31, 2021. The outstanding balance matures in the third quarter of 2022.
We have extended lines of credit to various other HSBC affiliates totaling $4.0 billion which did not have any outstanding balances at either March 31, 2022 or December 31, 2021.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At March 31, 2022 and December 31, 2021, there were $25 million and $217 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $800.6 billion and $753.2 billion at March 31, 2022 and December 31, 2021, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $284 million and $127 million at March 31, 2022 and December 31, 2021, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 24, "Related Party Transactions," in our 2021 Form 10-K. There have been no significant changes in these activities since December 31, 2021.
Other Transactions with HSBC Affiliates:
At both March 31, 2022 and December 31, 2021, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," in our 2021 Form 10-K for additional details.

15. Business Segments

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

HSBC USA Inc.
The following table summarizes the impact of this change on reported segment profit (loss) before tax, total assets and total deposits as of and for the three months ended March 31, 2021:

	As Previously Reported	After Reporting Changes
	(in millions)
Segment profit (loss) before tax during the three months ended March 31, 2021:
GBM	$191	NSR
GB	NSR	$144
MSS	NSR	48
GBM Other	NSR	(1)

Segment total assets at March 31, 2021:
GBM	$110,524	NSR
GB	NSR	$11,284
MSS	NSR	55,433
GBM Other(1)	NSR	43,807

Segment total deposits at March 31, 2021:
GBM	$48,687	NSR
GB	NSR	$44,768
MSS	NSR	2,220
GBM Other	NSR	1,699

NSR Not Separately Reported
(1)Includes assets allocated from Markets Treasury.
There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2021 Form 10-K.
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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2021 Form 10-K.
A summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2021 Form 10-K. There have been no significant changes since December 31, 2021 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2022
Net interest income (expense)	$169	$185	$78	$16	$(2)	$(1)	$445	$1	$31	$477
Other operating income	163	83	124	142	24	(8)	528	(20)	(22)	486
Total operating income (expense)	332	268	202	158	22	(9)	973	(19)	9	963
Expected credit losses / provision for credit losses	4	(27)	(2)	—	—	—	(25)	36	—	11
	328	295	204	158	22	(9)	998	(55)	9	952
Operating expenses	242	147	117	69	24	66	665	12	9	686
Profit (loss) before income tax	$86	$148	$87	$89	$(2)	$(75)	$333	$(67)	$—	$266
Balances at end of period:
Total assets	$46,143	$52,519	$10,988	$39,648	$44,165	$2,030	$195,493	$(18,477)	$—	$177,016
Total loans, net	21,675	23,484	10,533	194	1,219	—	57,105	(1,566)	2,604	58,143
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	40,217	40,746	43,355	1,358	743	—	126,419	(2,821)	7,577	131,175

Three Months Ended March 31, 2021
Net interest income (expense)	$209	$190	$83	$13	$(1)	$(1)	$493	$4	$34	$531
Other operating income	87	66	105	116	25	11	410	5	(31)	384
Total operating income	296	256	188	129	24	10	903	9	3	915
Expected credit losses / provision for credit losses	(2)	(38)	(50)	—	(1)	—	(91)	(136)	—	(227)
	298	294	238	129	25	10	994	145	3	1,142
Operating expenses	287	150	94	81	26	31	669	10	3	682
Profit (loss) before income tax	$11	$144	$144	$48	$(1)	$(21)	$325	$135	$—	$460
Balances at end of period:
Total assets	$63,747	$44,170	$11,284	$55,433	$43,807	$1,508	$219,949	$(25,093)	$—	$194,856
Total loans, net	24,513	22,785	10,869	149	658	—	58,974	(1,367)	3,066	60,673
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	49,578	42,874	44,768	2,220	1,699	—	141,139	(4,472)	11,915	148,582

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$15,680	4.5%	(2)	15.1%	$15,341	4.5%	(2)	15.1%
HSBC Bank USA	18,010	6.5		17.7	17,665	6.5		17.6
Tier 1 capital ratio:
HSBC USA	16,945	6.0		16.3	16,606	6.0		16.3
HSBC Bank USA	20,510	8.0		20.1	20,165	8.0		20.1
Total capital ratio:
HSBC USA	19,162	10.0		18.5	18,821	10.0		18.5
HSBC Bank USA	22,502	10.0		22.1	22,157	10.0		22.1
Tier 1 leverage ratio:
HSBC USA	16,945	4.0	(2)	9.2	16,606	4.0	(2)	8.5
HSBC Bank USA	20,510	5.0		11.3	20,165	5.0		10.5
Risk-weighted assets:(3)
HSBC USA	103,826				101,827
HSBC Bank USA	101,991				100,363
Adjusted quarterly average assets:(4)
HSBC USA	183,389				194,469
HSBC Bank USA	181,194				192,521

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
(3)Calculated using the generally-applicable Standardized Approach.
(4)Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.
In response to the COVID-19 pandemic, the federal banking agencies issued a final rule that provides the option to transition in the regulatory capital impacts of the current expected credit loss accounting standard over a five-year period. In 2020, HSBC North America and HSBC Bank USA elected the five-year transition option and, as a result, our capital ratios are being reported in accordance with the transition rules in the final rule. Accordingly, during 2020 and 2021, we excluded from regulatory capital the change in retained earnings resulting from adoption of the new accounting standard on January 1, 2020 as well as 25 percent of the change in the allowance for credit losses recognized between January 1, 2020 and December 31, 2021. Beginning January 1, 2022, the excluded impacts are being phased into regulatory capital over a three-year transition period and will be fully reflected at January 1, 2025.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at March 31, 2022 and December 31, 2021 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	March 31, 2022		December 31, 2021
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$50	$—	$54	$—
Interest, taxes and other liabilities	—	29	—	7
Subtotal	50	29	54	7
Venture debt financing entity:
Loans	128	—	46	—
Other assets	1	—	1	—
Interest, taxes and other liabilities	—	2	—	2
Subtotal	129	2	47	2
Total	$179	$31	$101	$9
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

HSBC USA Inc.
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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at March 31, 2022 and December 31, 2021:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At March 31, 2022
Limited partnership investments	$6,599	$823	$400	$823
Asset-backed financing SPE	1,033	873	—	873
Total	$7,632	$1,696	$400	$1,696
At December 31, 2021
Limited partnership investments	$6,700	$825	$407	$825
Asset-backed financing SPE	1,033	873	—	873
Total	$7,733	$1,698	$407	$1,698
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
Asset-backed financing SPE During 2021, we sold a portfolio of commercial real estate loans and provided a loan to the third-party buyer sponsored SPE for a portion of the purchase price. The SPE is an asset-backed financing entity that issued residual beneficial interests to third-party investors. The loan we provided to the SPE is senior to the residual beneficial interests and is secured by the commercial real estate loans held by the SPE. Cash flows from the commercial real estate loans will be used first to settle the interest and principal payments of the loan, with any excess cash flows attributable to the residual interest holders. The SPE is a VIE in which we have a variable interest through our ownership of the loan, which is an arm’s-length transaction. We do not have the power to direct the activities that most significantly impact the VIE’s economic performance. In addition, the VIE is designed such that the residual interest holders absorb any expected loss and/or benefit that could be potentially significant to the VIE and, therefore, we are not the primary beneficiary. The maximum exposure to loss shown in the table above represents our recorded investment in the loan without consideration of any recovery benefits from the value of the commercial real estate loans.
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the

HSBC USA Inc.
power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 4, "Trading Assets and Liabilities," Note 5, "Securities," and Note 19, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at March 31, 2022 and December 31, 2021. Following the table is a description of the various arrangements.

	March 31, 2022		December 31, 2021
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$104	$6,319	$7	$2,174
Financial standby letters of credit, net of participations(3)(4)	—	5,462	—	5,339
Performance standby letters of credit, net of participations(3)(4)	—	2,902	—	2,961
Total	$104	$14,683	$7	$10,474

(1)Includes $2,314 million and $1,591 million of notional issued for the benefit of HSBC affiliates at March 31, 2022 and December 31, 2021, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,989 million and $1,969 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at March 31, 2022 and December 31, 2021, respectively.
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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$104	$6,319	$7	$2,174
Buy-protection credit derivative positions	(123)	8,931	(62)	4,849
Net position(1)	$(19)	$2,612	$(55)	$2,675

(1)Positions are presented net in the table above to provide a complete analysis of our risk exposure and depict the way we manage our credit derivative portfolio. The offset of the sell-protection credit derivatives against the buy-protection credit derivatives may not be legally binding in the absence of master netting agreements with the same counterparty. Furthermore, the credit loss triggering events for individual sell-protection credit derivatives may not be the same or occur in the same period as those of the buy-protection credit derivatives thereby not providing an exact offset.
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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $54 million and $51 million at March 31, 2022 and December 31, 2021, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $13 million and $14 million at March 31, 2022 and December 31, 2021, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at March 31, 2022 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	1.9	$1,065	$646	$1,711
Index credit derivatives	5.6	3,483	1,125	4,608
Subtotal		4,548	1,771	6,319
Standby Letters of Credit(2)	1.2	6,578	1,786	8,364
Total		$11,126	$3,557	$14,683

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation described in Note 30, "Litigation and Regulatory Matters," in our 2021 Form 10-K. Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders.
In 2017, we sold substantially all of our remaining Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $27 million and $38 million at March 31, 2022 and December 31, 2021, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 10, "Derivative Financial Instruments," for further information.
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
Lease Obligations We are obligated under a number of noncancellable operating leases for premises and equipment. See Note 12, "Leases," in our 2021 Form 10-K for a full discussion of our leases, including a maturity analysis of our operating lease liabilities.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at March 31, 2022 and December 31, 2021.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $11 million and $3 million at March 31, 2022 and December 31, 2021, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $30 million at March 31, 2022. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

HSBC USA Inc.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 30, "Litigation and Regulatory Matters," in our 2021 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.7 billion at both March 31, 2022 and December 31, 2021.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Interest bearing deposits with banks(1)	$609	$563
Trading assets(2)	1,943	1,773
Securities available-for-sale(3)	7,817	7,618
Securities held-to-maturity(3)	500	599
Loans(4)	15,439	17,777
Other assets(5)	1,569	1,211
Total	$27,877	$29,541

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $3,359 million and $2,410 million at March 31, 2022 and December 31, 2021, respectively. The fair value of trading assets that could be sold or repledged was $1,943 million and $1,749 million at March 31, 2022 and December 31, 2021, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $10,798 million and $12,848 million at March 31, 2022 and December 31, 2021, respectively. Of this collateral, $10,798 million and $12,848 million could be sold or repledged at March 31, 2022 and December 31, 2021, respectively, of which $2,125 million and $538 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at March 31, 2022 and December 31, 2021:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At March 31, 2022
Assets:
Securities purchased under resale agreements	$10,968	$5,209	$5,759	$5,676	$13	$70
Liabilities:
Securities sold under repurchase agreements	$7,551	$5,209	$2,342	$2,313	$29	$—

At December 31, 2021
Assets:
Securities purchased under resale agreements	$12,871	$2,357	$10,514	$10,464	$50	$—
Liabilities:
Securities sold under repurchase agreements	$4,672	$2,357	$2,315	$2,315	$—	$—

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at March 31, 2022 and December 31, 2021:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At March 31, 2022
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,914	$3,579	$775	$283	$—	$7,551

At December 31, 2021
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$—	$3,442	$1,151	$79	$—	$4,672

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
March 31, 2022	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,948	$424	$—	$2,372	$—	$2,372
Debt securities issued by foreign entities	535	—	—	535	—	535
Equity securities	10,942	—	—	10,942	—	10,942
Precious metals trading	—	3,076	—	3,076	—	3,076
Derivatives:(1)
Interest rate contracts	17	1,733	2	1,752	—	1,752
Foreign exchange contracts	—	14,064	2	14,066	—	14,066
Equity contracts	—	1,343	197	1,540	—	1,540
Precious metals contracts	—	1,177	—	1,177	—	1,177
Credit contracts	—	117	—	117	—	117
Other contracts(2)	—	—	3	3	—	3
Derivatives netting	—	—	—	—	(16,720)	(16,720)
Total derivatives	17	18,434	204	18,655	(16,720)	1,935
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	10,278	20,837	—	31,115	—	31,115
Asset-backed securities:
Home equity	—	—	17	17	—	17
Other	—	—	97	97	—	97
Debt securities issued by foreign entities	2,361	108	—	2,469	—	2,469
Loans held for sale(4)	—	144	—	144	—	144
Other assets:
Mortgage servicing rights	—	—	21	21	—	21
Equity securities	—	136	—	136	—	136
Equity securities measured at net asset value(5)	—	—	—	140	—	140
Total assets	$26,081	$43,159	$339	$69,719	$(16,720)	$52,999
Liabilities:
Domestic deposits(4)	$—	$1,887	$492	$2,379	$—	$2,379
Trading liabilities, excluding derivatives	969	1,316	—	2,285	—	2,285
Derivatives:(1)
Interest rate contracts	10	1,530	3	1,543	—	1,543
Foreign exchange contracts	1	13,419	3	13,423	—	13,423
Equity contracts	5	1,116	198	1,319	—	1,319
Precious metals contracts	3	1,425	—	1,428	—	1,428
Credit contracts	—	131	2	133	—	133
Other contracts(2)	—	—	27	27	—	27
Derivatives netting	—	—	—	—	(15,674)	(15,674)
Total derivatives	19	17,621	233	17,873	(15,674)	2,199
Long-term debt(4)	—	5,593	2,072	7,665	—	7,665
Total liabilities	$988	$26,417	$2,797	$30,202	$(15,674)	$14,528

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2021	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,337	$432	$—	$2,769	$—	$2,769
Debt securities issued by foreign entities	134	33	—	167	—	167
Equity securities	15,795	—	—	15,795	—	15,795
Precious metals trading	—	3,907	—	3,907	—	3,907
Derivatives:(1)
Interest rate contracts	8	1,839	1	1,848	—	1,848
Foreign exchange contracts	—	11,350	—	11,350	—	11,350
Equity contracts	—	1,845	213	2,058	—	2,058
Precious metals contracts	4	936	—	940	—	940
Credit contracts	—	28	—	28	—	28
Other contracts(2)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(14,788)	(14,788)
Total derivatives	12	15,998	219	16,229	(14,788)	1,441
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	10,817	22,049	—	32,866	—	32,866
Asset-backed securities:
Home equity	—	—	19	19	—	19
Other	—	—	101	101	—	101
Debt securities issued by foreign entities	2,201	111	—	2,312	—	2,312
Loans held for sale(4)	—	48	—	48	—	48
Other assets:
Mortgage servicing rights	—	—	16	16	—	16
Equity securities	—	144	—	144	—	144
Equity securities measured at net asset value(5)	—	—	—	138	—	138
Total assets	$31,296	$42,722	$355	$74,511	$(14,788)	$59,723
Liabilities:
Domestic deposits(4)	$—	$2,214	$535	$2,749	$—	$2,749
Trading liabilities, excluding derivatives	1,103	46	—	1,149	—	1,149
Derivatives:(1)
Interest rate contracts	10	1,888	1	1,899	—	1,899
Foreign exchange contracts	—	11,124	2	11,126	—	11,126
Equity contracts	—	1,194	167	1,361	—	1,361
Precious metals contracts	—	779	—	779	—	779
Credit contracts	—	80	2	82	—	82
Other contracts(2)	—	—	38	38	—	38
Derivatives netting	—	—	—	—	(13,287)	(13,287)
Total derivatives	10	15,065	210	15,285	(13,287)	1,998
Long-term debt(4)	—	7,089	1,853	8,942	—	8,942
Total liabilities	$1,113	$24,414	$2,598	$28,125	$(13,287)	$14,838

(1)Includes trading derivative assets of $1,836 million and $1,405 million and trading derivative liabilities of $2,056 million and $1,874 million at March 31, 2022 and December 31, 2021, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 10, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive loss, derivative assets and liabilities are recorded at fair value through net income.
(2)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
(3)Securities available-for-sale are recorded at fair value through other comprehensive loss. Changes in the allowance for credit losses on securities available-for-sale are recorded through net income.
(4)See Note 11, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive loss, fair value option assets and liabilities are recorded at fair value through net income.
(5)Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.
(6)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2022 and 2021. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2022	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2022	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	—	—	—	—	—	—	(1)	—	(1)	(1)	—
Foreign exchange contracts	(2)	1	—	—	—	—	—	—	(1)	1	—
Equity contracts	46	(120)	—	—	—	1	29	43	(1)	(95)	—
Credit contracts	(2)	—	—	—	—	—	—	—	(2)	—	—
Other contracts(2\)	(33)	(1)	—	—	—	10	—	—	(24)	—	—
Asset-backed securities available-for-sale(3)	120	—	(3)	—	—	(3)	—	—	114	—	(3)
Mortgage servicing rights(4)	16	4	—	—	1	—	—	—	21	2	—
Total assets	$145	$(116)	$(3)	$—	$1	$8	$28	$43	$106	$(93)	$(3)
Liabilities:
Domestic deposits(5)	$(535)	$21	$(2)	$—	$—	$70	$(49)	$3	$(492)	$19	$(2)
Long-term debt(5)	(1,853)	94	5	—	(300)	102	(206)	86	(2,072)	67	5
Total liabilities	$(2,388)	$115	$3	$—	$(300)	$172	$(255)	$89	$(2,564)	$86	$3

HSBC USA Inc.

	Jan. 1, 2021	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2021	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(6)
Residential mortgage asset-backed securities	$15	$9	$—	$—	$—	$—	$—	$—	$24	$9	$—
Derivatives, net:(1)
Interest rate contracts	34	(32)	—	—	—	—	—	—	2	(17)	—
Foreign exchange contracts	9	(11)	—	—	—	—	—	—	(2)	(12)	—
Equity contracts	119	(22)	—	—	—	(54)	—	(1)	42	(32)	—
Credit contracts	63	(17)	—	—	—	(1)	—	—	45	(19)	—
Other contracts(2)	(59)	2	—	—	—	7	—	—	(50)	—	—
Asset-backed securities available-for-sale(3)	131	—	1	—	—	(2)	—	—	130	—	1
Mortgage servicing rights(4)	7	1	—	—	3	—	—	—	11	1	—
Total assets	$319	$(70)	$1	$—	$3	$(50)	$—	$(1)	$202	$(70)	$1
Liabilities:
Domestic deposits(5)	$(646)	$4	$—	$—	$—	$28	$—	$15	$(599)	$8	$—
Long-term debt(5)	(448)	(3)	—	—	(123)	89	(2)	1	(486)	4	—
Total liabilities	$(1,094)	$1	$—	$—	$(123)	$117	$(2)	$16	$(1,085)	$12	$—

(1)Level 3 net derivatives included derivative assets of $204 million and derivative liabilities of $233 million at March 31, 2022 and derivative assets of $541 million and derivative liabilities of $504 million at March 31, 2021. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain on instruments designated at fair value and related derivatives in the consolidated statement of income.
(2)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares. Gains (losses) on these swap agreements are included in other income (loss) in the consolidated statement of income.
(3)Realized gains (losses) on securities available-for-sale are included in other securities gains, net in the consolidated statement of income. Changes in the allowance for credit losses on securities available-for-sale are included in the provision for credit losses in the consolidated statement of income. Unrealized gains (losses) on securities available-for-sale are included in other comprehensive loss.
(4)Gain (losses) on mortgage servicing rights are included in other income (loss) in the consolidated statement of income.
(5)Excluding unrealized gains (losses) on fair value option liabilities attributable to our own credit spread, which are recorded in other comprehensive loss, gains (losses) on fair value option liabilities are included in gain on instruments designated at fair value and related derivatives in the consolidated statement of income.
(6)Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income.

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at March 31, 2022 and December 31, 2021:

March 31, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(1)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	52% - 99%	85%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts(2)	$(1)	Option pricing model	Implied volatility of currency pairs	0% - 14%	10%
			Cross-currency basis	(60)bps	N/A
Equity derivative contracts(2)	$(1)	Option pricing model	Equity / Equity Index volatility	8% - 74%	44%
			Equity / Equity and Equity / Index correlation	44% - 97%	83%
			Equity forward price	$45 - $5,941	$877
Credit derivative contracts	$(2)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	101bps - 319bps	220bps
Other derivative contracts	$(24)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	0.8 years	N/A
Asset-backed securities available-for-sale	$114	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	3%
Mortgage servicing rights	$21	Discounted cash flows	Constant prepayment rates	6% - 15%	7%
			Discount rate	8% - 13%	8%
			Estimated annualized costs to service	$72 - $80 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(492)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 23%	16%
			Equity / Equity and Equity / Index correlation	49% - 89%	68%
Long-term debt (structured notes)(2)(3)	$(2,072)	Option adjusted discounted cash flows	Implied volatility of currency pairs	0% - 14%	10%
			Equity / Equity Index volatility	8% - 55%	28%
			Equity / Equity and Equity / Index correlation	44% - 97%	83%
			Credit default swap spreads	864bps	N/A

HSBC USA Inc.

December 31, 2021
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$—	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	36% - 99%	83%
			Interest rate yield curve	8%	N/A
Foreign exchange derivative contracts(2)	$(2)	Option pricing model	Implied volatility of currency pairs	0% - 9%	6%
			Cross-currency basis	(86)bps	N/A
Equity derivative contracts(2)	$46	Option pricing model	Equity / Equity Index volatility	8% - 85%	40%
			Equity / Equity and Equity / Index correlation	44% - 98%	81%
			Equity dividend yields and forward price	(4)% - 1%	0%
Credit derivative contracts	$(2)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	76bps - 325bps	234bps
Other derivative contracts	$(33)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$120	Discounted cash flows	Market assumptions related to yields for comparable instruments	3% - 4%	3%
Mortgage servicing rights	$16	Discounted cash flows	Constant prepayment rates	10% - 16%	12%
			Discount rate	8% - 13%	8%
			Estimated annualized costs to service	$72 - $85 per account	$75 per account
Domestic deposits (structured deposits)(2)(3)	$(535)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 21%	15%
			Equity / Equity and Equity / Index correlation	49% - 85%	62%
Long-term debt (structured notes)(2)(3)	$(1,853)	Option adjusted discounted cash flows	Implied volatility of currency pairs	0% - 9%	6%
			Equity / Equity Index volatility	8% - 71%	31%
			Equity / Equity and Equity / Index correlation	44% - 98%	82%
			Credit default swap spreads	798bps	N/A

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

HSBC USA Inc.
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
Significant Transfers Into and Out of Level 3 Measurements During the three months ended March 31, 2022, we transferred $86 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the three months ended March 31, 2022, we also transferred $43 million of equity derivatives from Level 3 to Level 2 as the inputs used to value these contracts have become more observable. During the three months ended March 31, 2022, we transferred $49 million of domestic deposits and $206 million of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable. Additionally, during the three months ended March 31, 2022, we transferred $29 million of equity derivatives from Level 2 to Level 3 as the inputs used to value these contracts have become less observable.
During the three months ended March 31, 2021, we transferred $15 million of domestic deposits, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at March 31, 2022 and December 31, 2021. The gains (losses) during the three months ended March 31, 2022 and 2021 are also included.

	Non-Recurring Fair Value Measurements at March 31, 2022				Total Gains (Losses) For the Three Months Ended March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans held for sale(1)	$—	$27	$280	$307	$(1)
Consumer loans(2)	—	96	—	96	2
Commercial loans held for sale(3)	—	6	—	6	—
Commercial loans(4)	—	—	138	138	5
Leases(5)	—	—	—	—	(1)
Total assets at fair value on a non-recurring basis	$—	$129	$418	$547	$5

	Non-Recurring Fair Value Measurements at December 31, 2021				Total Gains (Losses) For the Three Months Ended March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans held for sale(1)	$—	$24	$1,742	$1,766	$—
Consumer loans(2)	—	102	—	102	4
Commercial loans held for sale(3)	—	75	68	143	—
Commercial loans(4)	—	—	186	186	19
Leases(5)	—	—	5	5	—
Total assets at fair value on a non-recurring basis	$—	$201	$2,001	$2,202	$23

(1)At March 31, 2022 and December 31, 2021, the fair value of the loans held for sale was below cost. During 2021, certain consumer loans were transferred to held for sale for which significant inputs in estimating fair value were unobservable.
(2)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(3)At March 31, 2022 and December 31, 2021, the fair value of the loans held for sale was below cost. During the second quarter of 2021, certain commercial loans were transferred to held for sale for which significant inputs in estimating fair value were unobservable.
(4)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.
(5)During the first quarter of 2022, we wrote down the lease ROU assets associated with certain office space that we determined we would exit. During the fourth quarter of 2021, we transferred one of our owned office space properties to held for sale and, as a result, its carrying amount was written down to an estimated fair value of $5 million.

HSBC USA Inc.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at March 31, 2022 and December 31, 2021:

At March 31, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Consumer loans held for sale	$280	Market comparables and internal assumptions	Adjusted market price	8% - 95%	93%
Commercial loans	138	Valuation of third party appraisal on underlying collateral	Loss severity rates	2% - 74%	20%

At December 31, 2021
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Consumer loans held for sale	$1,742	Market comparables and internal assumptions	Adjusted market price	10% - 100%	98%
Commercial loans held for sale	68	Market comparables and internal assumptions	Adjusted market price	94%	N/A
Commercial loans	186	Valuation of third party appraisal on underlying collateral	Loss severity rates	2% - 76%	23%

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
Consumer loans held for sale designated under FVO – We previously elected to apply FVO accounting to certain student loans (which were subsequently transferred to held for sale during 2021). The fair value of these loans is based on observed market prices of instruments with similar characteristics.
Commercial loans held for sale - Commercial loans held for sale (that are not designated under FVO as discussed below) are recorded at the lower of amortized cost or fair value. The fair value of commercial loans held for sale is estimated using observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. We also may hold discussions on value directly with potential investors or take into account underlying collateral values. For certain commercial loans transferred to held for sale during the second quarter of 2021, the fair value measurement process used significant unobservable inputs to adjust market prices which are specific to the characteristics of the loan portfolio.
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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $29 million at both March 31, 2022 and December 31, 2021.
The following tables provide additional information relating to our available-for-sale asset-backed securities at March 31, 2022:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$17
BBB - B	Other	97
		$114

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

HSBC USA Inc.
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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at March 31, 2022 and December 31, 2021, and their classification within the fair value hierarchy:

March 31, 2022	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$46,760	$46,760	$976	$45,738	$46
Federal funds sold and securities purchased under agreements to resell	5,759	5,759	—	5,759	—
Securities held-to-maturity, net of allowance for credit losses	4,804	4,758	—	4,758	—
Commercial loans, net of allowance for credit losses	42,013	42,940	—	—	42,940
Commercial loans held for sale	91	91	—	91	—
Consumer loans, net of allowance for credit losses	16,130	15,561	—	—	15,561
Consumer loans held for sale	713	715	—	32	683
Financial liabilities:
Short-term financial liabilities	$6,837	$6,837	$—	$6,790	$47
Deposits	128,796	128,787	—	128,787	—
Long-term debt	8,025	8,611	—	8,611	—

December 31, 2021	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$48,404	$48,404	$954	$47,400	$50
Federal funds sold and securities purchased under agreements to resell	10,514	10,514	—	10,514	—
Securities held-to-maturity, net of allowance for credit losses	5,203	5,359	—	5,359	—
Commercial loans, net of allowance for credit losses	39,376	39,862	—	—	39,862
Commercial loans held for sale	438	443	—	359	84
Consumer loans, net of allowance for credit losses	16,041	15,672	—	—	15,672
Consumer loans held for sale	3,731	3,809	—	77	3,732
Financial liabilities:
Short-term financial liabilities	$6,389	$6,389	$—	$6,338	$51
Deposits	131,533	131,533	—	131,533	—
Deposits held for sale	8,750	8,750	—	8,750	—
Long-term debt	8,294	8,861	—	8,861	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $155 million and $151 million at March 31, 2022 and December 31, 2021, respectively.

HSBC USA Inc.
20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 30, "Litigation and Regulatory Matters," in our 2021 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2021 Form 10-K are reported herein.
In addition to the matters described below and in our 2021 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 30, "Litigation and Regulatory Matters," in our 2021 Form 10-K, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $150 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the ongoing investigations disclosed in Note 30, "Litigation and Regulatory Matters," in our 2021 Form 10-K, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Foreign Exchange ("FX") Matters
The court denied plaintiffs' motion for class certification in March 2022 in Nypl v. JPMorgan Chase, et al.; Case No. 1:15-CV-9300.
Precious Metals Fix Matters
In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) In February 2022, defendants filed a motion for judgment on the pleadings to dismiss plaintiffs' antitrust claims.

HSBC USA Inc.
21. New Accounting Pronouncements

The following are new accounting pronouncements issued by the Financial Accounting Standards Board which will be adopted in future periods:

Accounting Standards Update	Summary of Guidance	Financial Statement Impact
Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
•Eliminates the accounting guidance for TDR Loans by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty.
•Requires new disclosure of current-period gross charge-offs by year of origination for loans.
•Should be applied prospectively, with the exception of the guidance related to the recognition and measurement of TDR Loans which may be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.
•Effective for all annual and interim periods beginning January 1, 2023, with early adoption permitted. •We are currently evaluating the impact of adopting this guidance.
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
•uncertainty concerning the future market and economic conditions in the United States and abroad, including but not limited to, changes in interest rates, energy prices, inflation, supply chain issues, a decline in housing prices, the availability of credit and liquidity, unemployment levels, changes in consumer confidence and consumer spending and behavior, consumer perception as to the continuing availability of credit and price competition in the market segments we serve and the consequences of unexpected geopolitical events, such as trade disputes;
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
•unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and
•the other risk factors and uncertainties described under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K").
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
Economic Environment  The U.S. economy continued its recovery during the first quarter of 2022 despite pressures from higher inflation and rising energy prices as well as concerns over the Russia-Ukraine war and the continued economic uncertainty caused by the COVID-19 pandemic. Inflation remains elevated, reflecting supply and demand imbalances related to the pandemic and higher energy prices as well as other broader price pressures, and is currently forecast to exceed an annual rate of 7.0 percent in the first quarter of 2022, well above the FRB's target inflation rate. In addition, the Russia-Ukraine war and related events are likely to create additional upward pressure on inflation and weigh on economic activity. As previously discussed, the COVID-19 pandemic has resulted in disruption to business and economic activity. While the Omicron variant took COVID-19 infection rates to a new high in January 2022, COVID-19 cases declined by the end of the first quarter. However, the duration of the pandemic, including the emergence of new variants, and the ultimate repercussions continue to remain unclear. U.S. Gross Domestic Product ("GDP") is currently forecast to grow at an annual rate in excess of 1.0 percent in the first quarter of 2022, while the U.S. economy added over 450 thousand jobs during the first quarter of 2022 and the total unemployment rate fell to 3.6 percent at March 2022 as compared with 3.9 percent at December 2021. In March 2022, the FRB increased short-term interest rates by 25 basis points and indicated that ongoing increases in short-term interest rates will occur in 2022 in order to fight inflation.
Although the U.S. economy continued to grow during the first quarter of 2022, the impacts of higher inflation, rising energy prices and the Russia-Ukraine war, in addition to the continuing impact of the COVID-19 pandemic on economic conditions both in the United States and abroad, have created significant uncertainty about the future economic environment which will continue to evolve and impact our business in future periods. While our credit risk exposure to Russia was immaterial at March 31, 2022, it is difficult to anticipate the full effect of sanctions announced to date on our business and on our customers. Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2022 and beyond.
Performance, Developments and Trends We continue to progress our strategic plan to restructure our operations ("Restructuring Plan") as discussed further in Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements. We remain committed to our multi-year strategic plan to re-profile our business.
As previously announced, in February 2022, we completed the sale of the branch disposal group associated with the exit of our mass market retail banking business to third parties and recognized a gain on sale of approximately $111 million, net of transaction costs. See Note 3, "Branch Assets and Liabilities Held for Sale," in the accompanying consolidated financial statements for additional information.
In addition to the branch disposal group discussed above, during the first quarter of 2022, we sold a portfolio of consumer loans to a third party consisting primarily of certain non-performing mortgage loans and government-backed mortgage loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. These mortgage loans had a carrying value at the time of sale which collectively totaled $904 million, including $865 million of residential mortgages and $39 million of home equity mortgages, and we recognized a loss on sale of $35 million, largely reflecting changes in the final terms of the sale.

HSBC USA Inc.
The following tables set forth selected financial metrics of HUSI for the three months ended March 31, 2022 and 2021 and at March 31, 2022 and December 31, 2021:

Three Months Ended March 31,	2022	2021
	(dollars are in millions)
Net income	$201	$339
Rate of return on average:
Total assets	.4%	.7%
Common equity	5.3	8.1
Tangible common equity(1)	5.4	8.4
Total equity	4.9	7.6
Net interest margin	1.12	1.17
Efficiency ratio	71.2	74.5
Commercial net charge-off ratio(2)	.15	.01
Consumer net charge-off ratio(2)	(.10)	.32

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

Three Months Ended March 31,	2022	2021
	(dollars are in millions)
Common equity	$15,510	$16,941
Less: Goodwill	458	458
Less: Intangible assets - purchased credit card relationships	1	7
Tangible common equity	$15,051	$16,476
(2)Excludes loans held for sale.

	March 31, 2022	December 31, 2021
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.80%	.80%
Commercial allowance as a percent of loans(1)	1.04	1.06
Consumer allowance as a percent of loans(1)	.16	.17
Loans to deposits ratio(2)	45.05	41.69
Common equity Tier 1 capital to risk-weighted assets	15.1	15.1
Tier 1 capital to risk-weighted assets	16.3	16.3
Total capital to risk-weighted assets	18.5	18.5
Tier 1 leverage ratio	9.2	8.5
Total equity to total assets	9.1	9.0

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $201 million during the three months ended March 31, 2022 compared with $339 million during the three months ended March 31, 2021. Income before income tax was $266 million during the three months ended March 31, 2022 compared with $460 million during the three months ended March 31, 2021. The decrease in income before income tax during the three months ended March 31, 2022 was due primarily to a higher provision for credit losses which reflected a release in credit loss reserves driven by improved economic conditions in the prior year period and, to a lesser extent, lower net interest income in 2022. These decreases were partially offset by higher other revenues driven by the gain on sale of the branch disposal group as discussed above.

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

Three Months Ended March 31,	2022	2021
	(in millions)
Income before income tax, as reported	$266	$460
Costs to achieve(1)	83	25
Gain on sale of branch disposal group, net	(111)	—
Adjusted performance(2)	$238	$485

(1)Reflects costs related to the delivery of our Restructuring Plan. Costs to achieve primarily consists of lease impairment and other related costs, severance costs, allocated costs from HSBC Technology & Services ("HTSU"), and in the prior year period, trading losses associated with the exit of certain derivative contracts. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements for a more detailed discussion of these costs. The expense during the three months ended March 31, 2022 also includes a loss of $35 million on the sale of a portfolio of consumer mortgage loans and $17 million of allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities. The expense during the three months ended March 31, 2021, also includes $7 million of allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities.
(2)Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items in the table above, our adjusted performance during the three months ended March 31, 2022 decreased $247 million compared with the prior year period due primarily to a higher provision for credit losses as discussed above and, to a lesser extent, lower net interest income. These decreases were partially offset by higher other revenues and lower operating expenses.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
London Interbank Offered Rate ("LIBOR") Transition Regulators and central banks in various national jurisdictions continue to actively work to help transition from interbank offered rates to acceptable alternative rates, such as the Secured Overnight Financing Rate ("SOFR") recommended by the Alternative Reference Rates Committee convened by the FRB. In March 2022, the Adjustable Interest Rate Act ("LIBOR Act") was signed into law in order to provide a federal solution for transitioning certain legacy LIBOR-based contracts which do not specify a replacement rate or contain an adequate fallback mechanism. The LIBOR Act will automatically transition such contracts to a SOFR-based replacement rate as of July 1, 2023 and requires the FRB to issue a regulation within 180 days identifying which version of SOFR will apply. In addition, the LIBOR Act provides a safe harbor that no eligible person will be subject to legal liability arising out of their selection of a SOFR-based replacement for LIBOR, including banks that had previously selected a non-SOFR-based LIBOR replacement. This federal legislation establishes a clear and uniform process for replacing LIBOR in legacy contracts that are particularly difficult to amend and provides much-needed legal certainty that is likely to diminish the amount of litigation associated with the cessation of LIBOR.
We continue to actively participate in HSBC's global transition program with the objective of facilitating an orderly transition of all products, processes, models and curves, as well as all legacy LIBOR-based contracts, onto replacement rates. The current focus of our client transition efforts is on those remaining contracts that will be impacted by USD LIBOR tenors ceasing or becoming non-representative immediately after June 30, 2023. Such contracts outstanding at March 31, 2022 included contracts for non-derivative financial assets with a carrying value of approximately $24.4 billion, primarily consisting of USD LIBOR-based loans, contracts for non-derivative financial liabilities with a carrying value of approximately $1.1 billion, primarily consisting of USD LIBOR-based long-term debt, and contracts for USD LIBOR-based derivatives with a notional value of approximately $20.7 billion. The substantial majority of our outstanding USD LIBOR-based derivative contracts adhere to and are covered by the International Swaps and Derivatives Association fallback protocol.
The ability of HUSI and its clients to transition legacy contracts onto replacement rates is dependent on the availability of products that reference replacement rates, including SOFR, and on our customers being ready and able to adapt their own processes and systems to accommodate the replacement products. Market readiness in support of USD LIBOR transition could slow the transition and we remain prepared that the transition of outstanding contracts could be concentrated in late 2022 and the first half of 2023. We continue to engage with industry participants, the official sector and our clients to support an orderly transition and the mitigation of the risks resulting from the transition. For further discussion of our LIBOR transition program and the associated risks, see "Executive Overview" in MD&A in our 2021 Form 10-K.

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

Three Months Ended March 31,	2022	2021
	(in millions)
Profit before tax – U.S. GAAP basis	$266	$460
Adjustments:
Expected credit losses	52	(139)
Other long-lived assets	11	10
Renewable energy tax credit investments	7	4
Pension and other postretirement benefit costs	(3)	(4)
Loans held for sale	(5)	(8)
Other	5	2
Profit before tax – Group Reporting Basis	$333	$325
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2021 Form 10-K. There have been no significant changes since December 31, 2021 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results. Differences in reported profit before tax in the table above that were individually significant for the periods presented are explained below.
During the first quarter of 2022, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses ("lifetime ECL") estimate. Primarily as a result of the different requirements, the impact of higher loss estimates associated with loan growth and maturity extensions was more pronounced under U.S. GAAP.
During the first quarter of 2021, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, releases in credit reserves driven by improved economic conditions, which resulted in improved economic forecasts used to calculate expected credit losses and improvements in credit conditions associated with certain clients, were more pronounced under U.S. GAAP. Client paydowns also contributed to the higher releases in credit reserves under U.S. GAAP.
During the first quarter of 2022, loans held for sale in the table above reflects a provision for expected credit losses associated with certain loans that are classified as held for sale under U.S. GAAP, but do not meet the more stringent criteria for held for sale under the Group Reporting Basis. The impact of the provision for expected credit losses was partially offset by a higher gain on loan sales under the Group Reporting Basis than under U.S. GAAP, which includes the gain on sale of the branch disposal group. The higher gain under the Group Reporting Basis was due primarily to the releases of credit loss reserves previously recorded on the loans under U.S. GAAP when they were transferred to held for sale in 2021. Also contributing to the higher gain under the Group Reporting Basis was the higher carrying amount of leasehold improvements associated with the sold branches under U.S. GAAP at the time of sale. These leasehold improvements were previously determined to be impaired and written-off under the Group Reporting Basis.

HSBC USA Inc.
Balance Sheet Review

The following table provides balance sheet totals at March 31, 2022 and increases (decreases) since December 31, 2021:

		Increase (Decrease) From December 31, 2021
	March 31, 2022	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$52,473	$(6,395)	(10.9)%
Loans, net	58,143	2,726	4.9
Loans held for sale	948	(3,269)	(77.5)
Trading assets	18,761	(5,282)	(22.0)
Securities	38,502	(1,999)	(4.9)
All other assets	8,189	2,003	32.4
	$177,016	$(12,216)	(6.5)%
Period end liabilities and equity:
Total deposits	$131,175	$(11,857)	(8.3)%
Trading liabilities	4,341	1,318	43.6
Short-term borrowings	6,790	452	7.1
Long-term debt	15,690	(1,546)	(9.0)
Interest, taxes and other liabilities	2,947	384	15.0
Total equity	16,073	(967)	(5.7)
	$177,016	$(12,216)	(6.5)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2021 due primarily to completion of the sale of the branch disposal group during the first quarter of 2022 which resulted in a net cash payment to the buyers. Also contributing to the decrease were lower deposits and higher loans as discussed in detail below. These decreases were partially offset by net sales of trading security positions.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at March 31, 2022 and increases (decreases) since December 31, 2021:

		Increase (Decrease) From December 31, 2021
	March 31, 2022	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$8,020	$(214)	(2.6)%
Business and corporate banking	15,305	1,347	9.7
Global banking(1)	11,948	839	7.6
Other commercial(2)	7,181	686	10.6
Total commercial	42,454	2,658	6.7
Consumer loans:
Residential mortgages	15,573	104	.7
Home equity mortgages	306	(19)	(5.8)
Credit cards	205	1	.5
Other consumer	72	2	2.9
Total consumer	16,156	88	.5
Total loans	58,610	2,746	4.9
Allowance for credit losses(3)	467	20	4.5
Loans, net	$58,143	$2,726	4.9%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)Includes loans to HSBC affiliates which totaled $3,438 million and $2,793 million at March 31, 2022 and December 31, 2021, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans increased compared with December 31, 2021 driven by new business activity as we continued to apply a disciplined lending approach to grow the business and, to a lesser extent, higher loans to affiliates. The increase in commercial non-affiliate loans was primarily in the diversified financials, banking, retailing and software industries, partially offset by a decrease in the consumer services industry.
Consumer loans were relatively flat compared with December 31, 2021.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	March 31, 2022		December 31, 2021
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.8%	99.5%	98.5%	99.3%
80% < LTV < 90%	1.2	.5	1.4	.6
90% < LTV < 100%	—	—	.1	.1
LTV > 100%	—	—	—	—
Average LTV for portfolio	51.1	44.0	51.5	44.6

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
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at December 31, 2022 and September 30, 2021, respectively.

HSBC USA Inc.
Loans Held for Sale  The following table summarizes loans held for sale at March 31, 2022 and increases (decreases) since December 31, 2021:

		Increase (Decrease) From December 31, 2021
	March 31, 2022	Amount	%
	(dollars are in millions)
Commercial loans:
Business and corporate banking	$7	$(116)	(94.3)%
Global banking	204	(134)	(39.6)
Total commercial	211	(250)	(54.2)
Consumer loans:
Residential mortgages	568	(2,514)	(81.6)
Home equity mortgages	47	(228)	(82.9)
Credit cards	17	(178)	(91.3)
Other consumer	105	(99)	(48.5)
Total consumer	737	(3,019)	(80.4)
Total loans held for sale	$948	$(3,269)	(77.5)%
Commercial loans held for sale decreased compared with December 31, 2021. During the first quarter of 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain retail business banking loans with a carrying value at the time of sale of $37 million. See Note 3, "Branch Assets and Liabilities Held for Sale," for additional information.
Also included in commercial loans held for sale are certain other loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $91 million and $359 million at March 31, 2022 and December 31, 2021, respectively. The decrease compared with December 31, 2021 was due to loan sales.
In addition, commercial loans held for sale includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $120 million and $23 million at March 31, 2022 and December 31, 2021, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Consumer loans held for sale decreased compared with December 31, 2021. As discussed above, during the first quarter of 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain consumer loans with a carrying value at the time of sale which collectively totaled $2,102 million, including $1,665 million of residential mortgages, $185 million of home equity mortgages, $168 million of credit cards and $84 million of other consumer loans. See Note 3, "Branch Assets and Liabilities Held for Sale," for additional information.
In addition to the branch disposal group discussed above, during the first quarter of 2022, we sold a portfolio of consumer loans to a third party consisting primarily of certain non-performing mortgage loans and government-backed mortgage loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. These mortgage loans had a carrying value at the time of sale which collectively totaled $904 million, including $865 million of residential mortgages and $39 million of home equity mortgages, and we recognized a loss on sale of $35 million, largely reflecting changes in the final terms of the sale.
At March 31, 2022, remaining mass market retail banking loans and other consumer loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan remained in consumer loans held for sale. The carrying value of these loans collectively totaled $707 million, including $538 million of residential mortgages, $47 million of home equity mortgages, $17 million of credit cards and $105 million of other consumer loans (of which $24 million are student loans that we have previously elected to designate under the fair value option and are therefore carried at fair value).
In addition, residential mortgage loans held for sale includes agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income.

HSBC USA Inc.
Excluding the loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $5 million and $7 million at March 31, 2022 and December 31, 2021, respectively. The valuation allowance on commercial loans held for sale was $1 million and $5 million at March 31, 2022 and December 31, 2021, respectively.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at March 31, 2022 and increases (decreases) since December 31, 2021:

		Increase (Decrease) From December 31, 2021
	March 31, 2022	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$13,849	$(4,882)	(26.1)%
Precious metals	3,076	(831)	(21.3)
Derivatives, net	1,836	431	30.7
	$18,761	$(5,282)	(22.0)%
Trading liabilities:
Securities sold, not yet purchased	$969	$(134)	(12.1)%
Payables for precious metals	1,316	1,270	*
Derivatives, net	2,056	182	9.7
	$4,341	$1,318	43.6%

*Percentage change is greater than 100 percent.
(1)See Note 4, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were lower compared with December 31, 2021 due to a decrease in equity positions and, to a lesser extent, U.S. Treasury positions. Trading security positions are held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were lower compared with December 31, 2021 driven by a decline in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets decreased compared with December 31, 2021 due to a decrease in our own gold inventory position, partially offset by an increase in our own silver inventory position. Payables for precious metals were higher compared with December 31, 2021 reflecting an increase in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both increased compared with December 31, 2021 mainly from market movements which resulted in higher valuations of foreign exchange, commodity and credit derivatives, partially offset by lower valuations of interest rate and equity derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were lower compared with December 31, 2021 driven by unfavorable market valuations due to increasing yields as well as net sales and paydowns as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. The decline in securities balances was primarily in U.S. Government agency mortgage-backed securities, U.S. Government sponsored mortgage-backed securities and U.S. Treasury securities.
All Other Assets  All other assets includes, among other items, properties and equipment, net, goodwill and other branch related assets held for sale. All other assets increased compared with December 31, 2021 due primarily to completion of the branch disposal group during the first quarter of 2022 which resulted in an outstanding receivable from one of the buyers. Also contributing to the increase were higher outstanding settlement balances related to security sales, higher deferred tax assets and higher cash collateral posted.

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at March 31, 2022 and increases (decreases) since December 31, 2021:

		Increase (Decrease) From December 31, 2021
	March 31, 2022	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$115,298	$(3,986)	(3.3)%
Domestic and foreign banks	14,080	1,205	9.4
U.S. government and states and political subdivisions	181	(116)	(39.1)
Foreign governments and official institutions	1,616	(210)	(11.5)
Deposits held for sale(1)	—	(8,750)	(100.0)
Total deposits	$131,175	$(11,857)	(8.3)%

(1)Represented deposits associated with the exit of our mass market retail banking business as part of our Restructuring Plan.
Total deposits decreased compared with December 31, 2021 due primarily to completion of the sale of the branch disposal group during the first quarter of 2022 as well as lower commercial demand and savings deposits driven by the impact of seasonality as clients managed their cash needs at year-end. Also contributing to the decrease in deposits was a decline in time deposits. These decreases were partially offset by increased deposits from affiliates and higher savings deposits from a few large private banking clients.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2021 reflecting increases in commercial paper outstanding and securities sold under repurchase agreements.
Long-Term Debt  Long-term debt decreased compared with December 31, 2021 as the impact of debt issuances, was more than offset by debt retirements. Debt issuances during the three months ended March 31, 2022 totaled $647 million, of which $88 million was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $559 million of senior structured notes during the three months ended March 31, 2022. Total long-term debt outstanding under this shelf was $6,739 million and $7,346 million at March 31, 2022 and December 31, 2021, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $88 million during the three months ended March 31, 2022. Total debt outstanding under this program was $1,988 million and $1,966 million at March 31, 2022 and December 31, 2021, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both March 31, 2022 and December 31, 2021.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities includes, among other items, other branch related liabilities held for sale. Interest, taxes and other liabilities increased compared with December 31, 2021 due primarily to higher outstanding settlement balances related to security purchases and higher margin requirements related to futures trading. These increases were partially offset by completion of the sale of other branch related liabilities held for sale during the first quarter of 2022.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2022 Compared with 2021 Increase (Decrease)
Three Months Ended March 31,	2022	Volume	Rate	2021
	(dollars are in millions)
Interest income:
Short-term investments	$27	$—	$11	$16
Trading securities	63	(8)	23	48
Securities	141	(25)	(11)	177
Commercial loans	238	(1)	(43)	282
Consumer loans	138	(14)	(17)	169
Other	5	(2)	(2)	9
Total interest income	612	(50)	(39)	701
Interest expense:
Deposits	58	(10)	(13)	81
Short-term borrowings	5	1	(1)	5
Long-term debt	68	(13)	(1)	82
Tax liabilities and other	4	1	1	2
Total interest expense	135	(21)	(14)	170
Net interest income	$477	$(29)	$(25)	$531

Yield on total interest earning assets	1.43%			1.54%
Cost of total interest bearing liabilities	.44			.49
Interest rate spread	.99			1.05
Benefit from net non-interest paying funds(1)	.13			.12
Net interest margin on average earning assets	1.12%			1.17%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income decreased during the three months ended March 31, 2022 due to lower interest income from interest earning assets, primarily loans and securities, driven by lower yields and lower average balances. The decrease was partially offset by lower interest expense from interest bearing liabilities driven by lower average deposit and long-term debt balances, and lower rates paid on deposits as well as higher interest income from trading securities and short-term investments driven by higher yields on these investments.
Short-term investments Interest income increased during the three months ended March 31, 2022 due to higher yields reflecting the impact of higher market rates.
Trading securities Interest income increased during the three months ended March 31, 2022 due to higher yields driven by a shift in mix to higher yielding equity positions and, to a lesser extent, the impact of higher market rates. The increase was partially offset by lower average balances as the increase in equity positions was more than offset by declines in foreign sovereign and U.S. Treasury positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was lower during the three months ended March 31, 2022 due primarily to lower average balances driven by declines in U.S. Treasury and foreign sovereign securities. Also contributing to the decrease were lower yields reflecting the impact of low market rates coupled with turnover in the portfolio as higher yielding securities that matured or were sold were replaced with purchases of lower yielding securities.

HSBC USA Inc.
Commercial loans Interest income decreased during the three months ended March 31, 2022 due primarily to lower yields reflecting the impact of low market rates on newly originated loans and refinanced loans.
Consumer loans Interest income decreased during the three months ended March 31, 2022 due primarily to the impact of loan sales which resulted in lower average balances and lower yields, including a lower mix of higher yielding credit card receivables. Lower yields also reflect the impact of low market rates on newly originated loans and refinanced loans.
Other Lower interest income during the three months ended March 31, 2022 was due to declines in average cash collateral posted and investments in FHLB stock.
Deposits Interest expense decreased during the three months ended March 31, 2022 due primarily to a decline in time deposits which resulted in lower average balances and a shift in mix to lower cost deposits. Also contributing to the decrease were lower retail demand and savings deposits reflecting completion of the sale of the branch disposal group during the first quarter of 2022 and, to a lesser extent, the attrition of balances our retail customers had previously built up during the COVID-19 pandemic. These decreases were partially offset by higher savings deposits from a few large private banking clients.
Short-term borrowings Interest expense was flat during the three months ended March 31, 2022.
Long-term debt Lower interest expense during the three months ended March 31, 2022 was due primarily to lower average borrowings.
Tax liabilities and other Interest expense increased during the three months ended March 31, 2022 reflecting the impact of higher market rates on securities sold, not yet repurchased.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$49	$(25)	$74	*
Business and corporate banking	(40)	(53)	13	24.5
Global banking	29	(65)	94	*
Other commercial	(2)	—	(2)	*
Total commercial loans	36	(143)	179	*
Consumer loans:
Residential mortgages	(4)	(2)	(2)	(100.0)
Home equity mortgages	—	(3)	3	100.0
Credit cards	(1)	(1)	—	—
Other consumer	—	4	(4)	(100.0)
Total consumer loans	(5)	(2)	(3)	*
Total loans	31	(145)	176	*
Securities available-for-sale	(1)	—	(1)	*
Off-balance sheet credit exposures	(19)	(82)	63	76.8
Total provision for credit losses	$11	$(227)	$238	*

*Percentage change is greater than 100 percent.
Our provision for credit losses increased $238 million during the three months ended March 31, 2022 due to a higher provision for credit losses in our commercial loan portfolio and a higher provision for credit losses on off-balance sheet credit exposures.
The provision for credit losses on our commercial loan portfolio increased $179 million during the three months ended March 31, 2022 reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period was driven by increases in credit reserves for risk factors associated with economic uncertainty, including higher risk industry exposures and supply chain disruptions, as well as higher provisions associated with loan growth and maturity extensions. These increases were partially offset by improved economic conditions, which were more pronounced in the prior year period, which resulted in improved economic forecasts used for calculating lifetime ECL. In the prior year period, the release in credit reserves was driven by improved economic conditions which resulted in improved economic

HSBC USA Inc.
forecasts used for calculating lifetime ECL and improvements in credit conditions associated with certain clients as well as a decline in credit reserves for risk factors associated with economic uncertainty. Client paydowns also contributed to the release in credit reserves in the prior year period.
The provision for credit losses on our consumer loan portfolio was relatively flat during the three months ended March 31, 2022 reflecting modest releases in credit loss reserves in both periods. In the current year period, a release in credit reserves driven by improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL was partially offset by an increase in credit reserves for risk factors associated with economic uncertainty. In the prior year period, the release in credit reserves was driven by improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL and a release in credit reserves for risk factors primarily associated with forbearance accounts as well as a decline in credit card balances.
The provision for credit losses on off-balance sheet credit exposures increased $63 million during the three months ended March 31, 2022 reflecting a lower release in credit loss reserves as the positive impact of improved economic conditions was more pronounced in the prior year period.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Credit card fees, net	$15	$10	$5	50.0%
Trust and investment management fees	26	29	(3)	(10.3)
Other fees and commissions	178	165	13	7.9
Trading revenue	72	41	31	75.6
Other securities gains, net	20	29	(9)	(31.0)
Servicing and other fees from HSBC affiliates	101	83	18	21.7
Gain on instruments designated at fair value and related derivatives	6	18	(12)	(66.7)
Gain on sale of branch disposal group, net	111	—	111	*
Other income (loss):
Valuation of loans held for sale	3	—	3	*
Residential mortgage banking revenue	6	16	(10)	(62.5)
Insurance	1	1	—	—
Miscellaneous income (loss)	(53)	(8)	(45)	*
Total other income (loss)	(43)	9	(52)	*
Total other revenues	$486	$384	$102	26.6%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net increased during the three months ended March 31, 2022 due primarily to higher income from commercial credit cards as higher interchange fees driven by higher client spending was partially offset by higher cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees declined during the three months ended March 31, 2022 due primarily to lower fees from retail fixed income funds driven by lower average assets under management.
Other fees and commissions Other fees and commissions increased during the three months ended March 31, 2022 driven by higher fees from loan syndication reflecting improved economic conditions compared with the prior year period. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$61	$60	$1	1.7%
Metals	24	19	5	26.3
Debt Markets	(3)	(1)	(2)	*
Securities Financing	(35)	(35)	—	—
Markets Treasury	26	2	24	*
Legacy structured credit products	1	2	(1)	(50.0)
Other trading(1)	(2)	(6)	4	66.7
Total trading revenue	$72	$41	$31	75.6%

*Percentage change is greater than 100 percent.
(1)Includes trading revenue related to Global Banking and Equities. During the three months ended March 31, 2021, other trading revenue also included $4 million of trading losses associated with the exit of certain derivative contracts as part of our Restructuring Plan.
Trading revenue increased during the three months ended March 31, 2022 due primarily to higher revenue in Markets Treasury due to the improved performance of economic hedge positions used to manage interest rate risk. Also contributing to the increase was higher revenue in Metals as market volatility resulted in increased trading opportunities as well as the non-recurrence of Other trading losses recorded in the prior year period associated with the exit of certain derivative contracts as part of our Restructuring Plan.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three months ended March 31, 2022 and 2021, we sold $316 million and $3,907 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net decreased during the three months ended March 31, 2022 reflecting the impact of lower sales activity. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 5, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates increased during the three months ended March 31, 2022 due primarily to higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc as well as higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates.
Gain on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans, certain of our own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain on instruments designated at fair value and related derivatives decreased during the three months ended March 31, 2022 due primarily to valuation losses recorded during the first quarter of 2022 on certain commercial loans held for sale. See Note 11, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Gain on sale of branch disposal group, net During the first quarter of 2022, we completed the sale of the branch disposal group associated with the exit of our mass market retail banking business to third parties and recognized a gain on sale of approximately $111 million, net of transaction costs. See Note 3, "Branch Assets and Liabilities Held for Sale," in the accompanying consolidated financial statements for additional information.
Other income (loss)  Other income (loss) was lower during the three months ended March 31, 2022 due primarily to a loss of $35 million recorded during the first quarter of 2022 on the sale of a portfolio of consumer mortgage loans. Also contributing to

HSBC USA Inc.
the decrease was lower residential mortgage banking revenue driven by lower gains on sales of residential mortgage loans, higher losses associated with bank owned life insurance and lower income from equity investments. These decreases were partially offset by higher income associated with credit default swap protection which largely reflects the hedging of a few client relationships.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$154	$176	$(22)	(12.5)%
Support services from HSBC affiliates:
Fees paid to HTSU	260	244	16	6.6
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	37	28	9	32.1
Fees paid to other HSBC affiliates	121	95	26	27.4
Total support services from HSBC affiliates	418	367	51	13.9
Occupancy expense, net	17	30	(13)	(43.3)
Other expenses:
Equipment and software	24	23	1	4.3
Marketing	7	9	(2)	(22.2)
Outside services	16	17	(1)	(5.9)
Professional fees	21	19	2	10.5
Federal Deposit Insurance Corporation assessment fees	15	18	(3)	(16.7)
Miscellaneous	14	23	(9)	(39.1)
Total other expenses	97	109	(12)	(11.0)
Total operating expenses	$686	$682	$4	.6%
Personnel - average number	2,965	3,943
Efficiency ratio	71.2%	74.5%
Salaries and employee benefits  Salaries and employee benefits expense decreased during the three months ended March 31, 2022 due primarily to lower salaries and incentive compensation expense driven by staff reductions related to our Restructuring Plan, including completion of the sale of the branch disposal group during the first quarter of 2022. Also contributing to the decrease, to a lesser extent, was lower salaries expense reflecting the impact of certain wholesale operations staff which were transferred from HSBC Bank USA to HTSU support services during the first quarter of 2022.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates increased during the three months ended March 31, 2022 due to higher allocated restructuring related costs from HTSU and other HSBC affiliates. During the three months ended March 31, 2022, we recorded $40 million of allocated restructuring related costs from HTSU and other HSBC affiliates, primarily support service project costs and severance costs, compared with $19 million of allocated costs during the prior year period. Also contributing to the increase were higher costs associated with our investments in systems infrastructure and new technologies as well as higher cost allocations from HMUS associated with Global Banking activities reflecting the impacts of higher staff costs and an updated service level agreement. In addition, the increase reflects higher expense due to the transfer of certain wholesale operations staff from HSBC Bank USA to HTSU support services as discussed above. A summary of the services received from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net was lower during the three months ended March 31, 2022 due primarily to lower operating lease costs and depreciation expense driven by the execution of our Restructuring Plan, including completion of the sale of the branch disposal group during the first quarter of 2022.
Other expenses  Other expenses were lower during the three months ended March 31, 2022 due primarily to higher levels of expense capitalization related to internally developed software and, to a lesser extent, lower deposit insurance assessment fees.
Efficiency ratio  Our efficiency ratio improved during the three months ended March 31, 2022 due to higher other revenues driven by the gain on sale of the branch disposal group as discussed above, partially offset by lower net interest income.

HSBC USA Inc.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended March 31,	2022	2021
	(dollars are in millions)
Income before income tax	$266	$460
Income tax expense	65	121
Effective tax rate	24.4%	26.3%
Income tax expense and the effective tax rate decreased during the three months ended March 31, 2022. The decrease in income tax expense was driven by lower pre-tax income, while the decrease in the effective tax rate resulted from an increase in expected investment tax credits in 2022.
Management evaluated the need for a valuation allowance against deferred tax assets at March 31, 2022 in consideration of the current available-for-sale securities portfolio which attracted material unrealized losses due to increases in market interest rates during the first quarter of 2022 as reflected in accumulated other comprehensive loss. Based upon net interest income projections reflecting the current interest rate environment, it was determined that a valuation allowance was not required at this time.

Segment Results – Group Reporting Basis

We have distinct businesses, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB"), and Global Banking and Markets ("GBM"). These businesses and a Corporate Center ("CC") serve as our reportable segments with the exception of GBM. Our GBM business is comprised of three distinct operating segments: Global Banking ("GB"), Markets and Securities Services ("MSS"), and Global Banking and Markets Other ("GBM Other"), which are separately reported as discussed further below. See Item 1, "Business," in our 2021 Form 10-K for a description of our segments, including a discussion of the main business activities of the segments and a summary of their products and services.
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
See Note 15, "Business Segments," in the accompanying consolidated financial statements for a table that summarizes the impact of this change on reported segment profit (loss) before tax, total assets and total deposits as of and for the three months ended March 31, 2021. There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2021 Form 10-K.
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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2021 Form 10-K.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2021 Form 10-K. There have been no significant changes since December 31, 2021 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Net interest income	$169	$209	$(40)	(19.1)%
Other operating income	163	87	76	87.4
Total operating income(1)	332	296	36	12.2
Expected credit losses	4	(2)	6	*
Net operating income	328	298	30	10.1
Operating expenses	242	287	(45)	(15.7)
Profit before tax	$86	$11	$75	*

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$84	$110	$(26)	(23.6)%
Retail banking mortgages, credit cards and other personal lending	64	88	(24)	(27.3)
Wealth and asset management products	18	20	(2)	(10.0)
Private banking	47	45	2	4.4
Retail business banking and other(2)	119	33	86	*
Total operating income	$332	$296	$36	12.2%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue. During the first quarter of 2021, retail business banking and other also reflects a gain of $148 million on the sale of the branch disposal group associated with the exit of our mass market retail banking business and a loss on the sale of a portfolio of consumer mortgage loans as discussed below.
Our WPB segment reported a higher profit before tax during the three months ended March 31, 2022 due to higher other operating income driven by completion of the sale of the branch disposal group associated with the exit of our mass market retail banking business which resulted in a gain of $148 million during the first quarter of 2022. Also contributing to the higher profit before tax were lower operating expenses, partially offset by lower net interest income and higher expected credit losses.
Net interest income decreased during the three months ended March 31, 2022 due primarily to the impact of loan sales and completion of the sale of the branch disposal group during the first quarter of 2022 which resulted in lower average loan and deposit balances as well as lower spreads, including a lower mix of higher yielding credit card receivables. Also contributing to the decrease were lower deposit spreads reflecting the impact of low market rates. These decreases were partially offset by the favorable impact of higher savings deposits from a few large private banking clients.
Excluding the gain on sale of the branch disposal group as discussed above, other operating income decreased during the three months ended March 31, 2022 due primarily to a loss of $55 million on the sale of a portfolio of consumer mortgage loans during the first quarter of 2022. Also contributing to the decrease was lower residential mortgage banking revenue driven by unfavorable fair value adjustments on residential mortgage loans held for trading as well as lower allocated Markets Treasury revenue.
Expected credit losses increased during the three months ended March 31, 2022 reflecting a loss provision compared with a modest release in credit loss reserves in the prior year period. The loss provision in the current year period was driven by an increase in credit reserves for risk factors associated with economic uncertainty, partially offset by improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL. In the prior year period, the modest release in credit reserves was driven by improved economic conditions which resulted in improved economic forecasts used for calculating ECL as well as a release in credit reserves due to a decline in credit card balances.
Operating expenses decreased the three months ended March 31, 2022 driven by the execution of our Restructuring Plan, including completion of the sale of the branch disposal group during the first quarter of 2022, which resulted in declines in staff costs, operating lease costs and cost allocations from our technology and support service functions. Also contributing to the decrease were lower deposit insurance assessment fees.

HSBC USA Inc.
Client Assets The following table provides information regarding private banking client assets during the three months ended March 31, 2022 and 2021:

Three Months Ended March 31,	2022	2021
	(in millions)
Client assets at beginning of period	$66,181	$44,104
Net new money (outflows)	(1,170)	5,524
Value change	867	16
Client assets at end of period	$65,878	$49,644
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Net interest income	$185	$190	$(5)	(2.6)%
Other operating income	83	66	17	25.8
Total operating income(1)	268	256	12	4.7
Expected credit losses	(27)	(38)	11	28.9
Net operating income	295	294	1	.3
Operating expenses	147	150	(3)	(2.0)
Profit before tax	$148	$144	$4	2.8%

(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$108	$106	$2	1.9%
Global Liquidity and Cash Management ("GLCM")	97	99	(2)	(2.0)
Global Trade and Receivables Finance ("GTRF")	19	14	5	35.7
Investment banking products and other(2)	44	37	7	18.9
Total operating income	$268	$256	$12	4.7%
(2)Includes allocated Markets Treasury revenue.
Our CMB segment reported a higher profit before tax during the three months ended March 31, 2022 due primarily to higher other operating income, partially offset by a lower release in expected credit losses and lower net interest income.
Net interest income decreased during the three months ended March 31, 2022 due to lower deposit spreads, lower average loan balances and lower earnings on capital, partially offset by higher average deposit balances and improved loan spreads.
Other operating income increased during the three months ended March 31, 2022 due primarily to higher fees from loan syndication, account services and letters of credit.
Expected credit losses during the three months ended March 31, 2022 reflected a lower release in credit loss reserves. The release in credit reserves in the current year period was driven by improved economic conditions which resulted in improved economic forecasts used for calculating ECL as well as a decline in credit reserves for risk factors associated with oil and gas industry loan exposures. These decreases were partially offset by higher provisions associated with loan growth. In the prior year period, the release in credit reserves was driven by improved economic conditions, which were more pronounced than in the current year period, which resulted in improved economic forecasts used for calculating ECL and client paydowns.
Operating expenses decreased modestly during the three months ended March 31, 2022 due primarily to lower staff costs and lower branch network costs, partially offset by higher cost allocations from our support service functions.

HSBC USA Inc.
Global Banking and Markets Our GBM business is comprised of three reportable operating segments:
Global Banking  The following table summarizes the Group Reporting Basis results for our GB segment:

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Net interest income	$78	$83	$(5)	(6.0)%
Other operating income	124	105	19	18.1
Total operating income(1)	202	188	14	7.4
Expected credit losses	(2)	(50)	48	96.0
Net operating income	204	238	(34)	(14.3)
Operating expenses	117	94	23	24.5
Profit before tax	$87	$144	$(57)	(39.6)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our GB segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
GLCM	$90	$87	$3	3.4%
Capital Markets	65	67	(2)	(3.0)
Credit and Lending	21	18	3	16.7
GTRF	12	12	—	—
GB Other(2)	14	4	10	*
Total operating income	$202	$188	$14	7.4%
(2)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection, certain credit-linked structured notes and loan sales.
Our GB segment reported a lower profit before tax during the three months ended March 31, 2022 due primarily to a lower release in expected credit losses and higher operating expenses, partially offset by higher other operating income.
Revenue increased during the three months ended March 31, 2022 due primarily to higher revenue in GB Other driven by higher income associated with credit default swap protection which largely reflects the hedging of a few client relationships. Also contributing to the increase was higher revenue in Credit and Lending driven by improved spreads as well as higher revenue in GLCM driven by higher account service fees.
Expected credit losses during the three months ended March 31, 2022 reflected a lower release in credit loss reserves. The modest release in credit reserves in the current year period was driven by improved economic conditions which resulted in improved economic forecasts used for calculating ECL as well as a decline in credit reserves for risk factors associated with oil and gas industry loan exposures. In the prior year period, the release in credit reserves was driven by improved economic conditions, which were more pronounced than in the current year period, which resulted in improved economic forecasts used for calculating ECL and improvements in credit conditions associated with certain clients. Client paydowns also contributed to the release in credit reserves in the prior year period.
Operating expenses increased during the three months ended March 31, 2022 due primarily to higher cost allocations from our support service functions, including higher cost allocations from HMUS reflecting the impact of higher staff costs and an updated service level agreement.

HSBC USA Inc.
Markets and Securities Services  The following table summarizes the Group Reporting Basis results for our MSS segment:

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(in millions)
Net interest income	$16	$13	$3	23.1%
Other operating income	142	116	26	22.4
Total operating income(1)	158	129	29	22.5
Expected credit losses	—	—	—	—
Net operating income	158	129	29	22.5
Operating expenses	69	81	(12)	(14.8)
Profit before tax	$89	$48	$41	85.4%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our MSS segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$91	$86	$5	5.8%
Debt Markets	2	(2)	4	*
Securities Financing	20	9	11	*
Equities	27	16	11	68.8
Securities Services	8	6	2	33.3
MSS Other(2)	(1)	(4)	3	75.0
Credit and funding valuation adjustments	11	18	(7)	(38.9)
Total MSS	$158	$129	$29	22.5%
(2)Includes revenue associated with the exit of certain derivative contracts as part of our Restructuring Plan, including $4 million of trading losses recorded during the three months ended March 31, 2021.
Our MSS segment reported a higher profit before tax during the three months ended March 31, 2022 due primarily to higher other operating income and lower operating expenses.
Revenue increased during the three months ended March 31, 2022 due primarily to higher revenue in Equities, Securities Financing, and Foreign Exchange and Metals. Higher revenue in Equities was driven by higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc. Higher revenue in Securities Financing was due to continued balance sheet deployment and improved yields. Higher revenue in Foreign Exchange and Metals was due to market volatility which resulted in increased trading opportunities. These increases were partially offset by unfavorable Credit and funding valuation adjustments attributable primarily to lower gains from credit valuation adjustments on derivative assets.
Operating expenses decreased during the three months ended March 31, 2022 due primarily to lower staff costs and lower cost allocations from our support service functions.

HSBC USA Inc.
Global Banking and Markets Other  The following table summarizes the Group Reporting Basis results for our GBM Other segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(in millions)
Net interest expense	$(2)	$(1)	$(1)	(100.0)%
Other operating income	24	25	(1)	(4.0)
Total operating income	22	24	(2)	(8.3)
Expected credit losses	—	(1)	1	100.0
Net operating income	22	25	(3)	(12.0)
Operating expenses	24	26	(2)	(7.7)
Loss before tax	$(2)	$(1)	$(1)	(100.0)%
Our GBM Other segment reported a relatively flat loss before tax during the three months ended March 31, 2022 as a modest decline in revenue driven by lower allocated Markets Treasury revenue was largely offset by lower operating expenses.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Net interest expense	$(1)	$(1)	$—	—%
Other operating income (expense)	(8)	11	(19)	*
Total operating income (expense)(1)	(9)	10	(19)	*
Expected credit losses	—	—	—	—
Net operating income (expense)	(9)	10	(19)	*
Operating expenses	66	31	35	*
Loss before tax	$(75)	$(21)	$(54)	*

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2022	2021	Amount	%
	(dollars are in millions)
Legacy structured credit products	$1	$3	$(2)	(66.7)%
Other	(10)	7	(17)	*
Total operating income	$(9)	$10	$(19)	*
Our CC segment reported a higher loss before tax during the three months ended March 31, 2022 due to higher operating expenses and lower other operating income.
Other operating income decreased during the three months ended March 31, 2022 due to lower income from equity investments, higher losses on certain investments held for Community Reinvestment Act purposes and lower revenue in legacy structured credit products reflecting the unwind of our remaining business activities.
Operating expenses increased during the three months ended March 31, 2022 driven by higher allocated restructuring related costs from HTSU and other HSBC affiliates, primarily support service project costs and severance costs, as well as higher costs associated with our investments in systems infrastructure and new technologies. These increases were partially offset by higher levels of expense capitalization related to internally developed software.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2021 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2021 Form 10-K. There have been no significant revisions to our policies or methodologies during the first quarter of 2022.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	March 31, 2022	December 31, 2021
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$441	$420
Consumer loans	26	27
Total loans	467	447
Securities held-to-maturity	1	1
Other financial assets measured at amortized cost(1)	1	1
Securities available-for-sale	—	1
Total allowance for credit losses	$469	$450

Liability for off-balance sheet credit exposures	$84	$103

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at March 31, 2022 increased $19 million or 4 percent as compared with December 31, 2021 due to a higher loss estimate on our commercial loan portfolio.
Our commercial allowance for credit losses at March 31, 2022 increased $21 million or 5 percent as compared with December 31, 2021 driven by increases in credit reserves for risk factors associated with economic uncertainty, including higher risk industry exposures and supply chain disruptions, as well as higher loss estimates associated with loan growth and maturity extensions. These increases were partially offset by charge-offs and improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL.
Our consumer allowance for credit losses at March 31, 2022 was relatively flat as compared with December 31, 2021 as the impact of improved economic conditions which resulted in improved economic forecasts used for calculating lifetime ECL was partially offset by an increase in credit reserves for risk factors associated with economic uncertainty.
The liability for off-balance sheet credit exposures at March 31, 2022 decreased $19 million or 18 percent as compared with December 31, 2021 resulting from improved economic conditions.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	March 31, 2022		December 31, 2021
	(dollars are in millions)
Commercial:
Real estate, including construction	$122	13.7%	$73	14.7%
Business and corporate banking	197	26.1	243	25.0
Global banking	120	20.4	100	19.9
Other commercial	2	12.3	4	11.6
Total commercial	441	72.4	420	71.2
Consumer:
Residential mortgages	5	26.6	8	27.7
Home equity mortgages	6	.5	5	.6
Credit cards	15	.3	14	.4
Other consumer	—	.2	—	.1
Total consumer	26	27.6	27	28.8
Total	$467	100.0%	$447	100.0%
The following table sets forth key ratios for the allowance for credit losses on loans:

	March 31, 2022	December 31, 2021
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.13%	1.14%
Affiliates	—	—
Total commercial	1.04	1.06
Consumer:
Residential mortgages	.03	.05
Home equity mortgages	1.96	1.54
Credit cards	7.32	6.86
Other consumer	—	—
Total consumer	.16	.17
Total loans	.80	.80
Nonperforming loans:(1)(2)
Commercial	151%	111%
Consumer	19	11
Total nonperforming loans	109	72

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 7, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three months ended March 31, 2022 and 2021.
The allowance for credit losses on loans as a percentage of total loans held for investment at March 31, 2022 was flat as compared with December 31, 2021 as the increase in our allowance for credit losses for the reasons discussed above was offset by an increase in total loans held for investment driven by higher commercial loans.

HSBC USA Inc.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at March 31, 2022 increased as compared with December 31, 2021 due to a decrease in nonperforming loans as discussed further below in both our consumer and commercial loan portfolios and, to a lesser extent, the increase in our allowance for credit losses for the reasons discussed above.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	March 31, 2022		December 31, 2021
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$31	.07%	$112	.28%
Consumer:
Residential mortgages(1)(2)	42	.27	103	.67
Home equity mortgages(1)(2)	1	.33	1	.31
Credit cards	2	.98	3	1.47
Total consumer	45	.28	107	.67
Total	$76	.13	$219	.39

(1)At March 31, 2022 and December 31, 2021, consumer mortgage loan delinquency includes $7 million and $24 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	March 31, 2022		December 31, 2021
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$—	—%	$3	.07%
ARM loans	31	.26	67	.56
Our two-months-and-over contractual delinquency ratio decreased 26 basis points compared with December 31, 2021 due to lower dollars of delinquency in both our commercial and consumer loan portfolios. Also contributing to the decrease in the ratio, to a lesser extent, was higher outstanding loan balances driven by higher commercial loans.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 21 basis points compared with December 31, 2021 due to lower dollars of delinquency driven by improved collections and the partial charge-off of a global banking loan. Also contributing to the decrease in the ratio, to a lesser extent, was higher outstanding loan balances.
Our consumer loan two-months-and-over contractual delinquency ratio decreased 39 basis points compared with December 31, 2021 due to lower dollars of delinquency reflecting the impact of certain non-performing mortgage loans which were sold during the first quarter of 2022 as well as improved economic conditions.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	Three Months Ended March 31,
	2022			2021
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$—	$8,175	—%	$—	$10,318	—%
Business and corporate banking	6	14,723	.16	1	13,426	.03
Global banking	9	11,174	.33	—	12,801	—
Other commercial	—	6,827	—	—	4,696	—
Total commercial	15	40,899	.15	1	41,241	.01
Consumer:
Residential mortgages	(1)	15,593	(.03)	(2)	18,415	(.04)
Home equity mortgages	(1)	322	(1.24)	(2)	712	(1.12)
Credit cards	(2)	168	(4.77)	16	989	6.57
Other consumer	—	62	—	4	291	5.51
Total consumer	(4)	16,145	(.10)	16	20,407	.32
Total	$11	$57,044	.08	$17	$61,648	.11
Our net charge-off ratio as a percentage of average loans decreased 3 basis points during the three months ended March 31, 2022 due to a lower level of net charge-offs in our consumer loan portfolio driven by lower charge-offs in credit cards primarily reflecting the impact of lower balances due to loan sales. The decrease in the ratio was partially offset by a higher level of net charge-offs in our commercial loan portfolio due to the deterioration of a global banking loan and the sale of a corporate banking loan as well as lower average loan balances primarily in our consumer loan portfolio.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	March 31, 2022		December 31, 2021
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$292	.69%	$380	.95%
Consumer:
Residential mortgages(2)(3)(4)	131	.84	229	1.48
Home equity mortgages(2)(3)	6	1.96	9	2.77
Credit cards	1	.49	2	.98
Total consumer	138	.85	240	1.49
Total	$430	.73	$620	1.11

Other real estate owned(5)	$3		$2

(1)See Note 6, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At March 31, 2022 and December 31, 2021, total nonperforming loans include $2 million and $3 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At March 31, 2022 and December 31, 2021, nonperforming consumer mortgage loans include $63 million and $86 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes $1 million or less of commercial other real estate owned at both March 31, 2022 and December 31, 2021.
Our nonperforming loans ratio decreased 38 basis points compared with December 31, 2021 due to lower nonperforming loans in both our consumer and commercial loan portfolios. Also contributing to the decrease in the ratio, to a lesser extent, was higher outstanding loan balances driven by higher commercial loans.
Our commercial nonperforming loans ratio decreased 26 basis points compared with December 31, 2021 due to lower nonperforming loans driven by the paydown of a commercial real estate loan, loan sales and the partial charge-off of a global banking loan. Also contributing to the decrease in the ratio, to a lesser extent, was higher outstanding loan balances.
Our consumer nonperforming loans ratio decreased 64 basis points compared with December 31, 2021 reflecting the impact of certain non-performing mortgage loans which were sold during the first quarter of 2022 as well as improved economic conditions.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2021 Form 10-K.

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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	March 31, 2022		December 31, 2021
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$10,170	$11,747	$9,177	$13,128
Real estate	5,918	2,129	5,937	2,289
Consumer services	3,171	3,645	3,454	3,367
Retailing	2,479	6,022	2,209	5,127
Commercial and professional services	2,287	5,319	2,093	5,234
Capital goods	1,898	6,071	1,833	6,140
Consumer durables and apparel	1,692	2,871	1,515	2,889
Chemicals	1,441	5,336	1,491	3,575
Software and services	1,271	6,445	1,009	3,354
Energy	1,146	6,345	1,155	5,852
Technology hardware and equipment	1,091	7,289	1,032	7,179
Utilities	1,055	629	956	1,286
Health care equipment and services	872	2,716	785	2,359
Food, beverage and tobacco	766	2,680	787	2,968
Banks	607	392	35	421
Metals and mining	562	444	432	676
Food and staples retailing	551	2,174	522	2,003
Transportation	524	464	581	436
Pharmaceuticals, biotechnology and life science	377	3,457	476	3,471
Paper and forest products	308	885	235	491
Total commercial credit exposure in top 20 industries(1)	38,186	77,060	35,714	72,245
All other industries	830	11,388	1,289	12,451
Total commercial credit exposure(2)	$39,016	$88,448	$37,003	$84,696

(1)Based on utilization at March 31, 2022.
(2)Excludes commercial credit exposures with affiliates.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at March 31, 2022 and December 31, 2021 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
March 31, 2022
New York State	27.9%	32.1%
California	17.7	44.0
North Central United States	7.6	1.0
North Eastern United States, excluding New York State	4.2	7.8
Southern United States	35.7	9.7
Western United States, excluding California	6.9	5.4
Total	100.0%	100.0%
December 31, 2021
New York State	27.5%	32.3%
California	18.1	43.6
North Central United States	5.8	1.0
North Eastern United States, excluding New York State	5.0	7.9
Southern United States	34.7	9.8
Western United States, excluding California	8.9	5.4
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at March 31, 2022 and December 31, 2021. Each category is not mutually exclusive and loans may appear in more than one category below.

	March 31, 2022	December 31, 2021
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,779	$3,739
ARM loans(1)	11,977	11,852

(1)During the remainder of 2022 and during 2023, approximately $242 million and $526 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in millions)
Closed end:
First lien	$15,573	$15,469
Second lien	18	18
Revolving(1)	288	307
Total	$15,879	$15,794

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

	March 31, 2022	December 31, 2021
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$12,283	$11,896
Less: collateral held against exposure	3,767	3,894
Net credit risk exposure	$8,516	$8,002

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
Interest Bearing Deposits with Banks totaled $45,738 million and $47,400 million at March 31, 2022 and December 31, 2021, respectively, of which $45,610 million and $47,259 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.

HSBC USA Inc.
Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $5,759 million and $10,514 million at March 31, 2022 and December 31, 2021, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $13,849 million and $18,731 million at March 31, 2022 and December 31, 2021, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $38,502 million and $40,501 million at March 31, 2022 and December 31, 2021, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $6,790 million and $6,338 million at March 31, 2022 and December 31, 2021, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $131,175 million and $143,032 million at March 31, 2022 and December 31, 2021, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $15,690 million at March 31, 2022 from $17,236 million at December 31, 2021. The following table presents the maturities of long-term debt at March 31, 2022:

(in millions)
2022	$1,816
2023	1,587
2024	2,051
2025	4,304
2026	609
Thereafter	5,323
Total	$15,690
The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2022 and 2021:

Three Months Ended March 31,	2022	2021
	(in millions)
Long-term debt issued	$647	$2,288
Long-term debt repaid	(1,241)	(4,071)
Net long-term debt repaid	$(594)	$(1,783)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the three months ended March 31, 2022.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. During the first quarter of 2022, due to an anticipated decrease in utilization of the shelf registration statement, the Board of Directors approved a reduction in the amount we are authorized to issue from $20,000 million at December 31, 2021 to $15,000 million, of which $8,261 million was available at March 31, 2022. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $11,995 million was available at March 31, 2022.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At March 31, 2022, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $12,925 million.
Preferred Equity  See Note 19, "Preferred Stock," in our 2021 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first quarter of 2022, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.

HSBC USA Inc.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	15.1%	15.1%
Tier 1 capital to risk-weighted assets	16.3	16.3
Total capital to risk-weighted assets	18.5	18.5
Tier 1 leverage ratio(1)	9.2	8.5

(1)Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.
In response to the COVID-19 pandemic, the federal banking agencies issued a final rule that provides the option to transition in the regulatory capital impacts of the current expected credit loss accounting standard over a five-year period. In 2020, HSBC North America and HSBC Bank USA elected the five-year transition option and, as a result, our capital ratios are being reported in accordance with the transition rules in the final rule. Accordingly, during 2020 and 2021, we excluded from regulatory capital the change in retained earnings resulting from adoption of the new accounting standard on January 1, 2020 as well as 25 percent of the change in the allowance for credit losses recognized between January 1, 2020 and December 31, 2021. Beginning January 1, 2022, the excluded impacts are being phased into regulatory capital over a three-year transition period and will be fully reflected at January 1, 2025.
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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). The Basel III rule establishes minimum capital ratios and overall capital adequacy standards for banks and bank holding companies ("BHCs"). HSBC North America, HSBC USA and HSBC Bank USA each calculate their risk-based capital requirements for credit risk under the Standardized Approach in the Basel III rule. In 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Economic Growth, Regulatory Relief and Consumer Protection Act that tailor the application of the enhanced prudential standards for large BHC and foreign banking organizations (the "Tailoring Rules"). The Tailoring Rules assign each BHC and IHC with $50 billion or more in total U.S. assets into one of five classifications (Categories I through IV, and 'other firms') based on its size and four risk-based indicators. As of January 1, 2022, HSBC North America met the criteria to be re-classified as a Category IV firm and, as a result of this classification change, HSBC North America and HSBC Bank USA are no longer subject to the supplementary leverage ratio or the countercyclical capital buffer. Prior to January 1, 2022, HSBC North America and HSBC Bank USA were subject to Category III standards. For additional discussion of the Basel III rule requirements, including required minimum capital ratios, as well as further discussion of the Tailoring Rules, Category IV standards and other related regulatory developments and their expected impact see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2021 Form 10-K. We continue to review the composition of our capital structure and capital buffers in light of these developments.
Capital Planning and Stress Testing The FRB requires certain U.S. top-tier BHCs and IHCs, including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the supervisory stress tests conducted by the FRB. The stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB on the financial condition and capital adequacy of a CCAR firm over a nine quarter planning horizon. As a result of its re-classification as a Category IV firm, HSBC North America is no longer subject to company-run stress testing and related disclosure requirements. Category IV firms are subject to supervisory stress testing on an every-other-year basis, although they may opt into such testing in an "off year" in order to recalibrate their stress capital buffer based on their most recent supervisory stress test. The FRB continues to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. For further discussion of capital planning and stress testing, including detail regarding the FRB's supervisory assessment as part of the CCAR process, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2021 Form 10-K.

HSBC USA Inc.
HSBC North America submitted its 2022 CCAR capital plan in April 2022. The FRB will publicly disclose its CCAR and supervisory stress test results on or before June 30, 2022. Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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
2022 Funding Strategy  Our current estimate for funding needs and sources for 2022 are summarized in the following table:

	Actual January 1 through March 31, 2022	Estimated April 1 through December 31, 2022	Estimated Full Year 2022
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$(1)	$4	$3
Net change in short-term investments and securities	(8)	(7)	(15)
Net change in trading and other assets	(3)	(5)	(8)
Total funding needs	$(12)	$(8)	$(20)
Increase (decrease) in funding sources:
Net change in deposits	$(12)	$(2)	$(14)
Net change in trading and other short-term liabilities	2	(3)	(1)
Net change in long-term debt	(2)	(3)	(5)
Total funding sources	$(12)	$(8)	$(20)
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
HSBC Bank USA is subject to significant restrictions imposed by federal law on extensions of credit to, and certain other 'covered transactions' with HSBC USA and other affiliates. For further discussion, see Part I, "Regulation and Competition - Affiliate Transaction Restrictions," in our 2021 Form 10-K.
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. At March 31, 2022 and December 31, 2021, we had commitments to extend credit totaling $100.0 billion and $94.1 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at March 31, 2022 and December 31, 2021, see Note 18, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
The contractual amounts of these financial instruments represent our maximum possible credit exposure in the event that a counterparty draws down the full commitment amount or we are required to fulfill our maximum obligation under a guarantee. Many of these commitments and guarantees expire unused or without default. In addition, implementation of our business

HSBC USA Inc.
strategy (as described under the heading "Executive Overview - 2021 Events" in our 2021 Form 10-K) will affect our contractual obligations over time, including with respect to consumer commitments. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements.
Our off-balance sheet arrangements also include transactions with unconsolidated variable interest entities ("VIEs"). See Note 17, "Variable Interest Entities," in the accompanying consolidated financial statements for a summary of these unconsolidated VIEs.

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

HSBC USA Inc.
procedures have been applied to ensure that the derived inputs are applied to value only those instruments that share similar risks to the relevant benchmark indices and therefore demonstrate a similar response to market factors.
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2022 and December 31, 2021, our Level 3 measurements included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(dollars are in millions)
Level 3 assets(1)(2)	$757	$2,356
Total assets measured at fair value(1)(3)	70,266	76,713
Level 3 liabilities(1)	2,797	2,598
Total liabilities measured at fair value(1)	30,202	28,125
Level 3 assets as a percent of total assets measured at fair value	1.1%	3.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	9.3%	9.2%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $339 million of recurring Level 3 assets and $418 million of non-recurring Level 3 assets at March 31, 2022. Includes $355 million of recurring Level 3 assets and $2,001 million of non-recurring Level 3 assets at December 31, 2021.
(3)Includes $69,719 million of assets measured on a recurring basis and $547 million of assets measured on a non-recurring basis at March 31, 2022. Includes $74,511 million of assets measured on a recurring basis and $2,202 million of assets measured on a non-recurring basis at December 31, 2021.
Significant Changes in Fair Value for Level 3 Assets and Liabilities During the first quarter of 2022, we sold certain loans which were transferred to held for sale during 2021 and were Level 3 assets measured at fair value on a non-recurring basis. See Note 8, "Loans Held for Sale," in the accompany consolidated financial statements for additional information.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2022 and 2021 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $23 million or a decrease of the overall fair value measurement of approximately $27 million at March 31, 2022. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes.

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
In the course of our regular risk management activities, we use models to help quantify the risk we are taking. We believe that the assumptions used in these models are reasonable within the parameters for which the models have been built and calibrated to operate, but events may unfold differently than what is assumed in the models. Consequently, actual results may differ significantly from model projections. The severe projections of macroeconomic variables during the COVID-19 pandemic and subsequent significant recovery represent events outside the parameters for which the models have been built. As a result, adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure appropriate results. Where models do not require adjustments, enhanced model monitoring confirms models are performing as intended.
See "Risk Management" in MD&A in our 2021 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. There have been no material changes to our approach to risk management since December 31, 2021.
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first quarter of 2022, in addition to the continued economic uncertainty caused by the COVID-19 pandemic, the impact of the Russia-Ukraine war created further uncertainty about the future economic environment. While our credit risk exposure to Russia was immaterial at March 31, 2022, the impact of the war on general economic conditions will continue to evolve and, therefore, the impact on our customers remains uncertain. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where

HSBC USA Inc.
warranted. See "Risk Management" in MD&A in our 2021 Form 10-K for a more complete discussion of our approach to credit risk.
Treasury Risk Management We continuously monitor our capital ratios and the impact of market events on our liquidity positions and will continue to adapt our frameworks as necessary to reflect market events and the evolving regulatory landscape and view as to best practices. See "Risk Management" in MD&A in our 2021 Form 10-K for a more complete discussion of our approach to treasury risk.
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
As of January 1, 2022, HSBC North America met the criteria to be re-classified as a Category IV firm and, as a result of this classification change, HSBC North America and HSBC Bank USA are subject to a further reduced U.S. liquidity coverage ratio ("LCR") and net stable funding ratio ("NSFR") requirement of 70 percent so long as HSBC North America's weighted short-term wholesale funding equals or exceeds $50 billion. HSBC North America and HSBC Bank USA elected to report subject to the reduced U.S. LCR and NSFR requirement of 70 percent beginning April 1, 2022, whereas they were previously subject to the requirement of 85 percent applicable under Category III standards.
The U.K. Prudential Regulatory Authority ("PRA") based LCR is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both March 31, 2022 and December 31, 2021, HSBC USA's LCR exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets. HSBC North America and HSBC Bank USA are also currently subject to the U.S. LCR rule and are required to report their LCR to U.S. regulators on a daily basis. Under the Tailoring Rules, an 85 percent LCR requirement applies to Category III firms with weighted short-term wholesale funding under $75 billion and their depository institution subsidiaries. As a result, under the U.S. LCR rule, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 85 percent of a Category III firm's liquidity needs for a 30 calendar day liquidity stress scenario. During the three months ended March 31, 2022, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement.
The U.K. PRA based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, took effect on January 1, 2022. At both March 31, 2022 and December 31, 2021, HSBC USA's NSFR exceeded 100 percent. The ratio at December 31, 2021 was estimated based on our interpretation and understanding of the Basel Committee NSFR guidance at that time. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures. HSBC North America and HSBC Bank USA are also currently subject to the U.S. NSFR rule. Under the Tailoring Rules, an 85 percent NSFR requirement applies to Category III firms with weighted short-term wholesale funding under $75 billion and their depository institution subsidiaries. As a result, under the U.S. NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 85 percent of a Category III firm's required amount of funding for assets and off-balance sheet exposures. At both March 31, 2022 and December 31, 2021, HSBC Bank USA's NSFR under the U.S. NSFR rule exceeded 100 percent.
As a Category IV firm, HSBC North America remains subject to liquidity stress testing and related liquidity buffer and liquidity risk management requirements. HSBC North America and HSBC Bank USA have liquidity profiles to support compliance with these rules and may need to make changes to their liquidity profiles to support compliance with any future rules.
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

HSBC USA Inc.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at March 31, 2022:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A1	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At March 31, 2022, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
See "Liquidity and Capital Resources" in this MD&A for further discussion of our liquidity position, including additional information regarding our outstanding borrowings, the remaining availability of our debt issuance programs and our funding strategy.
Interest rate risk Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. See "Risk Management" in MD&A in our 2021 Form 10-K for a more complete discussion of our approach to interest rate risk.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both March 31, 2022 and December 31, 2021, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.
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

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on April 1, 2022 and January 1, 2022, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$171	6%	$225	9%
Resulting from a gradual 100 basis point decrease in the yield curve	(134)	(5)	(130)	(5)
Other significant scenarios monitored (reflects projected rate movements on April 1, 2022 and January 1, 2022, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	273	10	308	13
Resulting from an immediate 100 basis point decrease in the yield curve	(406)	(15)	(334)	(14)
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

HSBC USA Inc.
We apply similar risk management policies and measurement techniques to both trading and non-trading portfolios. Our objective is to manage and control market risk exposures to optimize return on risk while maintaining a market profile consistent with our established risk appetite. See "Risk Management" in MD&A in our 2021 Form 10-K for a more complete discussion of our approach to market risk.
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
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the three months ended March 31, 2022 and at December 31, 2021:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio Diversification(1)	Total(2)
	(in millions)
At March 31, 2022	$5	$3	$2	$(4)	$6

Three Months Ended March 31, 2022
Average	5	4	3	(5)	7
Maximum	9	6	7		9
Minimum	2	2	—		5

At December 31, 2021	$3	$5	$5	$(4)	$9

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
During the first quarter of 2022, we experienced no loss back-testing exceptions.
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

HSBC USA Inc.
The following table summarizes our non-trading VaR for the three months ended March 31, 2022 and at December 31, 2021:

	Interest rate	Credit Spread	Portfolio Diversification(1)	Total(1)
	(in millions)
At March 31, 2022	$43	$51	$(28)	$66

Three Months Ended March 31, 2022
Average	80	62	(45)	97
Maximum	116	75		127
Minimum	41	49		64

At December 31, 2021	$84	$62	$(34)	$112

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

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2022 and 2021 included fees of $13 million and $20 million, respectively.

Three Months Ended March 31,	2022			2021
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$52,435	$25	.19%	$29,184	$7	.10%
Federal funds sold and securities purchased under resale agreements	2,766	2	.29	24,652	9	.15
Trading securities	16,063	63	1.59	18,956	48	1.03
Securities	39,957	141	1.43	46,798	177	1.53
Loans:
Commercial	41,273	238	2.34	41,443	282	2.76
Consumer:
Residential mortgages	17,735	126	2.88	18,552	138	3.02
Home equity mortgages	502	3	2.42	712	5	2.85
Credit cards	287	6	8.48	989	21	8.61
Other consumer	211	3	5.77	291	5	6.97
Total consumer	18,735	138	2.99	20,544	169	3.34
Total loans	60,008	376	2.54	61,987	451	2.95
Other	2,214	5	.92	2,879	9	1.27
Total interest earning assets	$173,443	$612	1.43%	$184,456	$701	1.54%
Allowance for credit losses	(449)			(991)
Cash and due from banks	952			1,304
Other assets	9,915			14,322
Total assets	$183,861			$199,091
Liabilities and Equity:
Domestic deposits:
Savings deposits	$60,696	$21	.14%	$68,118	$31	.18%
Time deposits	8,671	19	.89	17,507	34	.79
Other interest bearing deposits	19,828	15	.31	22,229	16	.29
Foreign deposits	5,985	1	.07	5,672	—	.03
Deposits held for sale	3,939	2	.21	—	—	—
Total interest bearing deposits	99,119	58	.24	113,526	81	.29
Short-term borrowings:
Securities sold under repurchase agreements	2,577	1	.16	2,371	1	.17
Commercial paper	3,711	4	.44	3,092	3	.39
Other short-term borrowings	254	—	.00	237	1	1.71
Total short-term borrowings	6,542	5	.31	5,700	5	.36
Long-term debt	16,450	68	1.68	19,659	82	1.69
Total interest bearing debt	122,111	131	.44	138,885	168	.49
Tax liabilities and other	1,057	4	1.53	684	2	1.19
Total interest bearing liabilities	$123,168	$135	.44%	$139,569	$170	.49%
Net interest income/Interest rate spread		$477	.99%		$531	1.05%
Noninterest bearing deposits	39,811			35,190
Other liabilities	4,107			6,126
Total equity	16,775			18,206
Total liabilities and equity	$183,861			$199,091
Net interest margin on average earning assets			1.12%			1.17%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the first quarter of 2022 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the first quarter of 2022, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the matter described below.
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the first quarter of 2022, was approximately $700.
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
Other activity The HSBC Group has a non-Iranian insurance company customer in the Middle East that, during the first quarter of 2022, made local currency payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has two individual customers in the Middle East that, during the first quarter of 2022, made local currency payments for medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customers to the hospital.
The HSBC Group has three customers in the Middle East that, during the first quarter of 2022, received local currency checks from an insurance company outside Iran that is owned by the Government of Iran. The HSBC Group processed these checks from the insurance company to its customers.
The HSBC Group has an individual customer in the Middle East that, during the first quarter of 2022, made a local currency payment to an Iranian Consulate outside Iran for document fees. The HSBC Group processed this payment.
The HSBC Group has three customers in Europe that, during the first quarter of 2022, received local currency payments from a bank owned by the Government of Iran in relation to management charges and office supplies for property owned by the bank. The HSBC Group processed these payments to its customers.
The HSBC Group has an individual customer in Europe that, during the first quarter of 2022, was employed as a director of a bank owned by the Government of Iran. The HSBC Group processed local currency domestic payments for its customer.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2022.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2022. There was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2022 relating to these frozen accounts.

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 21, 2022 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed April 22, 2022).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three months ended March 31, 2022 and 2021, (ii) the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iii) the Consolidated Balance Sheet at March 31, 2022 and December 31, 2021, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2022 and 2021, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 26, 2022

HSBC USA INC.

By:	/s/ KAVITA MAHTANI
Kavita Mahtani
Senior Executive Vice President and
Chief Financial Officer