Form 10-Q
period 2022-06-30
HSBC USA INC /MD/
filed 2022-08-01
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of July 29, 2022, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Interest income:
Loans	$437	$441	$813	$892
Securities	169	160	310	337
Trading securities	55	54	118	102
Short-term investments	110	17	137	33
Other	12	4	17	13
Total interest income	783	676	1,395	1,377
Interest expense:
Deposits	135	69	193	150
Short-term borrowings	21	4	26	9
Long-term debt	89	78	157	160
Other	6	2	10	4
Total interest expense	251	153	386	323
Net interest income	532	523	1,009	1,054
Provision for credit losses	69	(229)	80	(456)
Net interest income after provision for credit losses	463	752	929	1,510
Other revenues:
Credit card fees, net	12	13	27	23
Trust and investment management fees	34	26	60	55
Other fees and commissions	160	171	338	336
Trading revenue	61	2	133	43
Other securities gains, net	9	18	29	47
Servicing and other fees from HSBC affiliates	87	70	188	153
Gain on instruments designated at fair value and related derivatives	19	7	25	25
Gain on sale of branch disposal group, net	—	—	111	—
Other income (loss)	(39)	(3)	(82)	6
Total other revenues	343	304	829	688
Operating expenses:
Salaries and employee benefits	138	182	292	358
Support services from HSBC affiliates	419	392	837	759
Occupancy expense, net	13	118	30	148
Other expenses	123	110	220	219
Total operating expenses	693	802	1,379	1,484
Income before income tax	113	254	379	714
Income tax expense	23	61	88	182
Net income	$90	$193	$291	$532

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income	$90	$193	$291	$532
Net change in unrealized gains (losses), net of tax:
Investment securities	(574)	53	(1,617)	(578)
Fair value option liabilities attributable to our own credit spread	51	10	80	—
Derivatives designated as cash flow hedges	(62)	(9)	(214)	(21)
Pension and post-retirement benefit plans	—	1	—	1
Total other comprehensive income (loss)	(585)	55	(1,751)	(598)
Comprehensive income (loss)	$(495)	$248	$(1,460)	$(66)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2022	December 31, 2021
	(in millions, except share data)
Assets(1)
Cash and due from banks	$981	$954
Interest bearing deposits with banks	42,538	47,400
Federal funds sold and securities purchased under agreements to resell	4,941	10,514
Trading assets (includes $1.6 billion and $1.7 billion pledged to creditors at June 30, 2022 and December 31, 2021, respectively)	18,708	24,043
Securities available-for-sale (includes amortized cost of $33.3 billion and $35.4 billion at June 30, 2022 and December 31, 2021, respectively, an allowance for credit losses of $2 million and $1 million at June 30, 2022 and December 31, 2021, respectively, and $1.0 billion and $2.4 billion pledged to creditors at June 30, 2022 and December 31, 2021, respectively)	31,062	35,298
Securities held-to-maturity, net of allowance for credit losses of nil and $1 million at June 30, 2022 and December 31, 2021, respectively (fair value of $4.5 billion and $5.4 billion at June 30, 2022 and December 31, 2021, respectively)	4,666	5,203
Loans	61,798	55,864
Less – allowance for credit losses	534	447
Loans, net	61,264	55,417
Loans held for sale (includes $194 million and $48 million designated under fair value option at June 30, 2022 and December 31, 2021, respectively, and $2,441 million related to branch disposal group held for sale at December 31, 2021)	489	4,217
Properties and equipment, net	38	40
Goodwill	458	458
Other branch related assets held for sale	—	249
Other assets, net of allowance for credit losses of $1 million at both June 30, 2022 and December 31, 2021	6,087	5,439
Total assets	$171,232	$189,232
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$34,132	$40,333
Interest bearing (includes $2.0 billion and $2.7 billion designated under fair value option at June 30, 2022 and December 31, 2021, respectively)	84,732	89,122
Foreign deposits - interest bearing	8,399	4,827
Deposits held for sale	—	8,750
Total deposits	127,263	143,032
Short-term borrowings	5,898	6,338
Long-term debt (includes $7.1 billion and $8.9 billion designated under fair value option at June 30, 2022 and December 31, 2021, respectively)	16,026	17,236
Total debt	149,187	166,606
Trading liabilities	3,766	3,023
Other branch related liabilities held for sale	—	152
Interest, taxes and other liabilities	2,742	2,411
Total liabilities	155,695	172,192
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both June 30, 2022 and December 31, 2021)	1,265	1,265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both June 30, 2022 and December 31, 2021)	—	—
Additional paid-in capital	14,737	14,742
Retained earnings	1,465	1,212
Accumulated other comprehensive loss	(1,930)	(179)
Total common equity	14,272	15,775
Total equity	15,537	17,040
Total liabilities and equity	$171,232	$189,232

(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at June 30, 2022 and December 31, 2021. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	June 30, 2022	December 31, 2021
	(in millions)
Assets
Loans	$118	$46
Other assets	46	55
Total assets	$164	$101
Liabilities
Interest, taxes and other liabilities	$28	$9
Total liabilities	$28	$9

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30,	2022	2021
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,740	15,743
Employee benefit plans	(3)	—
Balance at end of period	14,737	15,743
Retained earnings
Balance at beginning of period	1,413	940
Net income	90	193
Cash dividends declared on preferred stock	(38)	(38)
Balance at end of period	1,465	1,095
Accumulated other comprehensive income (loss)
Balance at beginning of period	(1,345)	26
Other comprehensive income (loss), net of tax	(585)	55
Balance at end of period	(1,930)	81
Total common equity	14,272	16,919
Total equity	$15,537	$18,184

Six Months Ended June 30,	2022	2021
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,742	15,746
Employee benefit plans	(5)	(3)
Balance at end of period	14,737	15,743
Retained earnings
Balance at beginning of period	1,212	601
Net income	291	532
Cash dividends declared on preferred stock	(38)	(38)
Balance at end of period	1,465	1,095
Accumulated other comprehensive income (loss)
Balance at beginning of period	(179)	679
Other comprehensive loss, net of tax	(1,751)	(598)
Balance at end of period	(1,930)	81
Total common equity	14,272	16,919
Total equity	$15,537	$18,184

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2022	2021
	(in millions)
Cash flows from operating activities
Net income	$291	$532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	84	161
Gain on sale of branch disposal group, net	(111)	—
Provision for credit losses	80	(456)
Net realized gains on securities available-for-sale	(29)	(47)
Net change in other assets and liabilities	(795)	1,219
Net change in loans held for sale:
Originations and purchases of loans held for sale	(1,097)	(1,407)
Sales and collections of loans held for sale	1,052	1,398
Net change in trading assets and liabilities	6,078	(3,516)
Lower of amortized cost or fair value adjustments on loans held for sale	6	5
Gain on instruments designated at fair value and related derivatives	(25)	(25)
Net cash provided by (used in) operating activities	5,534	(2,136)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	5,573	25,243
Securities available-for-sale:
Purchases of securities available-for-sale	(3,510)	(9,173)
Proceeds from sales of securities available-for-sale	1,002	6,170
Proceeds from paydowns and maturities of securities available-for-sale	3,066	7,865
Securities held-to-maturity:
Purchases of securities held-to-maturity	(475)	—
Proceeds from paydowns and maturities of securities held-to-maturity	1,003	2,210
Change in loans:
Originations, net of collections	(5,476)	2,718
Loans sold to third parties	1,136	1,091
Net cash used for acquisitions of properties and equipment	(6)	—
Net outflow related to the sale of branch disposal group	(4,621)	—
Other, net	(16)	80
Net cash provided by (used in) investing activities	(2,324)	36,204
Cash flows from financing activities
Net change in deposits	(8,580)	2,221
Debt:
Net change in short-term borrowings	(440)	(1,146)
Issuance of long-term debt	2,844	5,317
Repayment of long-term debt	(1,884)	(6,154)
Other decreases in capital surplus	(5)	(3)
Dividends paid	(38)	(38)
Net cash provided by (used in) financing activities	(8,103)	197
Net change in cash and due from banks and interest bearing deposits with banks	(4,893)	34,265
Cash and due from banks and interest bearing deposits with banks at beginning of period(1)	48,412	15,655
Cash and due from banks and interest bearing deposits with banks at end of period(1)	$43,519	$49,920

(1)Included $58 million of cash which was reported in other branch related assets held for sale on the consolidated balance sheet at December 31, 2021.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	12	Accumulated Other Comprehensive Income (Loss)	44
2	Strategic Initiatives	10	13	Fee Income from Contracts with Customers	46
3	Branch Assets and Liabilities Held for Sale	12	14	Related Party Transactions	47
4	Trading Assets and Liabilities	13	15	Business Segments	49
5	Securities	14	16	Retained Earnings and Regulatory Capital Requirements	52
6	Loans	18	17	Variable Interest Entities	53
7	Allowance for Credit Losses	30	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	55
8	Loans Held for Sale	33	19	Fair Value Measurements	60
9	Goodwill	35	20	Litigation and Regulatory Matters	76
10	Derivative Financial Instruments	35	21	New Accounting Pronouncements	77
11	Fair Value Option	41

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

HSBC USA Inc.
2. Strategic Initiatives

As discussed in our 2021 Form 10-K, we previously announced a strategic plan to restructure our operations ("Restructuring Plan") in alignment with HSBC’s global strategy, to refocus our wholesale operations to better serve our international corporate clients and restructure our retail operations to better meet the needs of globally mobile and affluent clients. Our Restructuring Plan also includes streamlining our functional and operations support model by removing duplication and reducing the size of our balance sheet to better align with the scope and scale of the U.S. opportunity. As discussed further in Note 3, "Branch Assets and Liabilities Held for Sale," during the second quarter of 2021, we made the decision to exit our mass market retail banking business, including the sale or closure of certain branches, and transferred certain assets and liabilities to held for sale. We expect to incur pre-tax charges in connection with this Restructuring Plan over the three-year period of 2020-2022 of approximately $780-$860 million ($590-$650 million after-tax). The following table presents a summary of the total pre-tax charges we currently expect to incur by reportable segment:

	Expected Charges in Connection with Restructuring Plan
	Minimum	Maximum
	(in millions)
Wealth and Personal Banking	$160	$180
Commercial Banking	16	18
Markets and Securities Services	80	82
Global Banking and Markets Other	14	16
Corporate Center(1)	510	564
Total	$780	$860

(1)Includes restructuring charges primarily related to lease impairment and other related costs, support service project costs and severance costs associated with certain centralized activities and functions.
During the first half of 2022, we continued to progress our Restructuring Plan, including simplification of our support service functions and investing in systems infrastructure and new technologies. In February 2022, we also completed the sale of the branch disposal group associated with the exit of our mass market retail banking business. During the three and six months ended June 30, 2022, we recorded pre-tax charges in connection with our Restructuring Plan totaling $41 million and $72 million, respectively, compared with pre-tax charges totaling $118 million and $136 million during the three and six months ended June 30, 2021, respectively. To date, we have recorded a total of $641 million of pre-tax charges in connection with our Restructuring Plan. We remain committed to our multi-year strategic plan to re-profile our business.
The following table summarizes the changes in the liability associated with our Restructuring Plan during the three and six months ended June 30, 2022 and 2021:

	Severance and Other Employee Costs(1)	Lease Termination and Associated Costs(2)	Other(3)	Total
	(in millions)
Three Months Ended June 30, 2022
Restructuring liability at beginning of period	$2	$38	$—	$40
Restructuring costs accrued during the period	4	—	11	15
Restructuring costs paid during the period	(4)	(4)	(11)	(19)
Restructuring liability at end of period	$2	$34	$—	$36

Three Months Ended June 30, 2021
Restructuring liability at beginning of period	$2	$22	$—	$24
Restructuring costs accrued during the period	5	30	4	39
Restructuring costs paid during the period	(1)	(6)	(4)	(11)
Restructuring liability at end of period	$6	$46	$—	$52

HSBC USA Inc.

	Severance and Other Employee Costs(1)	Lease Termination and Associated Costs(2)	Other(3)	Total
	(in millions)
Six Months Ended June 30, 2022
Restructuring liability at beginning of period	$10	$46	$—	$56
Restructuring costs accrued during the period	4	—	18	22
Restructuring costs paid during the period	(12)	(12)	(18)	(42)
Restructuring liability at end of period	$2	$34	$—	$36

Six Months Ended June 30, 2021
Restructuring liability at beginning of period	$10	$23	$—	$33
Restructuring costs accrued during the period	5	30	6	41
Restructuring costs paid during the period	(9)	(7)	(6)	(22)
Restructuring liability at end of period	$6	$46	$—	$52

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
In addition to the restructuring costs reflected in the rollforward table above, during the three and six months ended June 30, 2022, we reversed $4 million and $3 million, respectively, of lease right-of-use ("ROU") asset and leasehold improvement asset impairment charges associated with certain office space that we determined we would exit.
During the second quarter of 2021, as part of our decision to exit our mass market retail banking business, we determined that we would exit approximately 30 branches. As a result, we recorded impairment charges during the second quarter of 2021 to write-off the assets associated with these branches, including $29 million of lease ROU assets, $18 million of leasehold improvement assets and $3 million of equipment assets. During the second quarter of 2021, we also recorded impairment charges of $5 million to write-down the lease ROU assets and leasehold improvement assets associated with closed branches and certain office space that we determined we would exit. Lease impairment charges are reflected in occupancy expense, net in the consolidated statement of income and were reported in the Wealth and Personal Banking and the Corporate Center business segments.
During the three and six months ended June 30, 2021, we recorded $6 million and $10 million, respectively, of trading losses associated with the exit of certain derivative contracts as part of our Restructuring Plan. These losses are included in trading revenue in the consolidated statement of income and were reported in the Markets and Securities Services business segment.
Our Restructuring Plan also resulted in costs being allocated to us from HTSU, primarily support service project costs and severance costs, which are reflected in support services from HSBC affiliates in the consolidated statement of income. During the three and six months ended June 30, 2022, we recorded $30 million and $53 million, respectively, of allocated costs from HTSU related to restructuring activities compared with $18 million and $30 million of allocated costs during the three and six months ended June 30, 2021, respectively. These costs were reported in the Corporate Center business segment.
HSBC Group Restructuring Separate from the charges related to our Restructuring Plan as detailed above, during the three and six months ended June 30, 2022, we also recorded $25 million and $42 million, respectively, of allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities, primarily support service project costs and severance costs, compared with $11 million and $18 million of allocated costs during the three and six months ended June 30, 2021, respectively. These costs are reflected in support services from HSBC affiliates in the consolidated statement of income and were reported in the Corporate Center business segment.

HSBC USA Inc.
3. Branch Assets and Liabilities Held for Sale

In May 2021, as part of our Restructuring Plan we announced that we would take further actions to strategically reposition our Wealth and Personal Banking business to focus on the banking and wealth management needs of globally-connected affluent and high net worth clients through our Premier, Jade and Private Banking propositions and exit our mass market retail banking business, including our Personal and Advance propositions as well as retail business banking, and rebrand certain of our retail branches into international wealth centers to serve our Premier and Jade customers. In conjunction with the execution of this strategy, we had entered into definitive sale agreements with third parties to sell 90 of our retail branches along with substantially all residential mortgage, unsecured and retail business banking loans and deposits in our branch network not associated with our Premier, Jade and Private Banking customers. As a result of entering into these sale agreements, assets and liabilities related to the agreements were transferred to held for sale during the second quarter of 2021. Income before tax of this disposal group was not material during the six months ended June 30, 2022 and 2021.
In February 2022, we completed the sale of the branch disposal group and recognized a gain on sale of approximately $111 million, net of transaction costs. Included in the sale was approximately $2,148 million of loans, $45 million of properties and equipment, $16 million of cash, $6,919 million of deposits, $145 million of lease liabilities and $6 million of other liabilities. Certain assets under management associated with our mass market retail banking operations which are managed by an affiliate were also transferred to one of the buyers. In addition, we have rebranded 22 of our retail branches into international wealth centers and the remaining branches not sold or rebranded have been closed.
Mass market retail banking loans not included in the transaction described above were also transferred to held for sale during the second quarter of 2021 as we did not intend to hold these loans for the foreseeable future. Certain of these loans have since been sold. See Note 8, "Loans Held for Sale," for additional details.
Releases of the allowance for credit losses on the loans transferred to held for sale discussed above resulted in a reduction to the provision for credit losses of approximately $101 million ($100 million of which related to consumer loans) during the second quarter of 2021. See Note 7, "Allowance for Credit Losses," for additional details.

HSBC USA Inc.
4.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Trading assets:
U.S. Treasury	$1,964	$2,337
U.S. Government sponsored enterprises	398	432
Foreign bonds	1,606	167
Equity securities	9,065	15,795
Precious metals	3,372	3,907
Derivatives, net	2,303	1,405
Total trading assets	$18,708	$24,043
Trading liabilities:
Securities sold, not yet purchased	$907	$1,103
Payables for precious metals	340	46
Derivatives, net	2,519	1,874
Total trading liabilities	$3,766	$3,023
At June 30, 2022 and December 31, 2021, the fair value of derivatives included in trading assets is net of $3,410 million and $1,419 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2022 and December 31, 2021, the fair value of derivatives included in trading liabilities is net of $1,671 million and $1,296 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 10, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $42 million and $90 million during the three and six months ended June 30, 2022, respectively, compared with $38 million and $64 million during the three and six months ended June 30, 2021, respectively. Trading security positions are held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
5. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2022	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$8,791	$—	$46	$(201)	$8,636
U.S. Government sponsored enterprises:
Mortgage-backed securities	6,825	—	—	(747)	6,078
Collateralized mortgage obligations	1,630	—	—	(227)	1,403
Direct agency obligations	1,830	—	4	(45)	1,789
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	8,053	—	8	(641)	7,420
Collateralized mortgage obligations	3,394	—	—	(376)	3,018
Direct agency obligations	248	—	3	(4)	247
Asset-backed securities collateralized by:
Home equity	17	—	—	(1)	16
Other	106	(2)	—	(7)	97
Foreign debt securities(1)	2,364	—	3	(9)	2,358
Total available-for-sale securities	$33,258	$(2)	$64	$(2,258)	$31,062
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$903	$—	$—	$(26)	$877
Collateralized mortgage obligations	521	—	10	(11)	520
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	937	—	—	(51)	886
Collateralized mortgage obligations	2,296	—	2	(78)	2,220
Obligations of U.S. states and political subdivisions	8	—	—	—	8
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$4,666	$—	$12	$(166)	$4,512

HSBC USA Inc.

December 31, 2021	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$9,490	$—	$144	$(72)	$9,562
U.S. Government sponsored enterprises:
Mortgage-backed securities	7,365	—	114	(115)	7,364
Collateralized mortgage obligations	1,787	—	8	(48)	1,747
Direct agency obligations	1,775	—	16	(4)	1,787
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	8,489	—	7	(66)	8,430
Collateralized mortgage obligations	3,730	—	7	(49)	3,688
Direct agency obligations	282	—	6	—	288
Asset-backed securities collateralized by:
Home equity	20	(1)	—	—	19
Other	107	—	—	(6)	101
Foreign debt securities(1)	2,311	—	3	(2)	2,312
Total available-for-sale securities	$35,356	$(1)	$305	$(362)	$35,298
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$684	$—	$21	$—	$705
Collateralized mortgage obligations	492	—	26	—	518
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	1,104	—	24	—	1,128
Collateralized mortgage obligations	2,915	—	85	(1)	2,999
Obligations of U.S. states and political subdivisions	8	—	—	—	8
Asset-backed securities collateralized by residential mortgages	1	(1)	1	—	1
Total held-to-maturity securities	$5,204	$(1)	$157	$(1)	$5,359

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
At June 30, 2022 and December 31, 2021, the allowance for credit losses on securities available-for-sale was $2 million and $1 million, respectively.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at June 30, 2022 and December 31, 2021 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At June 30, 2022
U.S. Treasury	28	$(105)	$4,456	15	$(96)	$1,338
U.S. Government sponsored enterprises	252	(460)	5,338	55	(559)	3,306
U.S. Government agency issued or guaranteed	119	(842)	8,718	23	(179)	1,407
Asset-backed securities	3	(1)	16	3	(7)	97
Foreign debt securities	4	(4)	356	2	(5)	107
Securities available-for-sale	406	$(1,412)	$18,884	98	$(846)	$6,255
At December 31, 2021
U.S. Treasury	11	$(28)	$1,784	9	$(44)	$856
U.S. Government sponsored enterprises	63	(155)	6,224	14	(12)	354
U.S. Government agency issued or guaranteed	59	(91)	8,972	15	(24)	769
Asset-backed securities	—	—	—	3	(6)	101
Foreign debt securities	8	(2)	1,188	—	—	—
Securities available-for-sale	141	$(276)	$18,168	41	$(86)	$2,080
Gross unrealized losses increased as compared with December 31, 2021 due primarily to increasing yields on U.S. Government agency mortgage-backed, U.S. Government sponsored mortgage-backed and U.S. Treasury securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At June 30, 2022, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At June 30, 2022 and December 31, 2021, the allowance for credit losses on securities held-to-maturity was nil and $1 million, respectively.
At June 30, 2022 and December 31, 2021, none of our securities held-to-maturity were past due or in nonaccrual status.

HSBC USA Inc.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At June 30, 2022 and December 31, 2021, all of our securities held-to-maturity were investment grade.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Gross realized gains	$10	$39	$30	$88
Gross realized losses	(1)	(21)	(1)	(41)
Net realized gains	$9	$18	$29	$47
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2022 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at June 30, 2022, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2022.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$248	2.00%	$3,815	1.48%	$1,532	1.42%	$3,196	2.49%
U.S. Government sponsored enterprises	149	1.42	1,772	1.71	1,491	2.19	6,873	1.69
U.S. Government agency issued or guaranteed	71	.26	21	1.01	3	3.96	11,600	2.25
Asset-backed securities	—	—	—	—	106	4.14	17	1.44
Foreign debt securities	1,615	.31	749	.77	—	—	—	—
Total amortized cost	$2,083	.59%	$6,357	1.46%	$3,132	1.88%	$21,686	2.11%
Total fair value	$2,080		$6,244		$3,022		$19,716
Held-to-maturity:
U.S. Government sponsored enterprises	$17	2.81%	$97	2.39%	$609	2.83%	$701	3.37%
U.S. Government agency issued or guaranteed	—	—	—	—	8	6.18	3,225	2.54
Obligations of U.S. states and political subdivisions	4	3.24	2	3.57	2	4.36	—	—
Asset-backed securities	—	—	—	—	—	—	1	7.68
Total amortized cost	$21	2.89%	$99	2.43%	$619	2.88%	$3,927	2.69%
Total fair value	$21		$97		$603		$3,791
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Equity securities carried at fair value	$276	$282
Equity securities without readily determinable fair values	15	16
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with

HSBC USA Inc.
impairment recorded in earnings. During the first quarter of 2022, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $3 million as a component of other income (loss) in the consolidated statement of income compared with recording an impairment loss of $3 million during the second quarter of 2021.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $107 million and $528 million, respectively, at June 30, 2022 and $110 million and $558 million, respectively, at December 31, 2021.

6. Loans

Loans consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Commercial loans:
Real estate, including construction	$8,791	$8,234
Business and corporate banking	16,108	13,958
Global banking(1)	12,963	11,109
Other commercial:
Affiliates(2)	3,457	2,793
Other	3,376	3,702
Total other commercial	6,833	6,495
Total commercial	44,695	39,796
Consumer loans:
Residential mortgages(3)	16,475	15,469
Home equity mortgages(3)	351	325
Credit cards	204	204
Other consumer	73	70
Total consumer	17,103	16,068
Total loans	$61,798	$55,864

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
(3)Consumer mortgage loans at June 30, 2022 include certain loans that were transferred from held for sale to held for investment during the second quarter of 2022. See Note 8, "Loans Held for Sale," for additional information.
Net deferred origination costs totaled $24 million and $40 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, we had a net unamortized premium (discount) on our loans of $(7) million and $5 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at June 30, 2022 and December 31, 2021. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At June 30, 2022
Commercial loans:
Real estate, including construction	$33	$76	$109	$8,682	$8,791
Business and corporate banking	60	16	76	16,032	16,108
Global banking	—	3	3	12,960	12,963
Other commercial	351	—	351	6,482	6,833
Total commercial	444	95	539	44,156	44,695
Consumer loans:
Residential mortgages(2)	151	86	237	16,238	16,475
Home equity mortgages(2)	2	3	5	346	351
Credit cards	1	1	2	202	204
Other consumer	—	—	—	73	73
Total consumer	154	90	244	16,859	17,103
Total loans	$598	$185	$783	$61,015	$61,798
At December 31, 2021
Commercial loans:
Real estate, including construction	$38	$—	$38	$8,196	$8,234
Business and corporate banking	112	17	129	13,829	13,958
Global banking	—	27	27	11,082	11,109
Other commercial	47	—	47	6,448	6,495
Total commercial	197	44	241	39,555	39,796
Consumer loans:
Residential mortgages	138	63	201	15,268	15,469
Home equity mortgages	2	1	3	322	325
Credit cards	5	2	7	197	204
Other consumer	1	—	1	69	70
Total consumer	146	66	212	15,856	16,068
Total loans	$343	$110	$453	$55,411	$55,864

(1)Loans less than 30 days past due are presented as current.
(2)Consumer mortgage past due loans at June 30, 2022 include certain loans that were transferred from held for sale to held for investment during the second quarter of 2022, which collectively included $50 million of consumer mortgage loans which were past due 30 days or more at the time of transfer. See Note 8, "Loans Held for Sale," for additional information.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At June 30, 2022
Commercial:
Real estate, including construction	$94	$—	$18
Business and corporate banking	122	1	64
Global banking	92	—	70
Total commercial	308	1	152
Consumer:
Residential mortgages(1)(2)(3)(4)	198	—	64
Home equity mortgages(1)(2)(4)	9	—	5
Credit cards	—	1	—
Total consumer	207	1	69
Total nonperforming loans	$515	$2	$221
At December 31, 2021
Commercial:
Real estate, including construction	$140	$—	$20
Business and corporate banking	134	1	69
Global banking	105	—	63
Total commercial	379	1	152
Consumer:
Residential mortgages(1)(2)(3)	229	—	55
Home equity mortgages(1)(2)	9	—	4
Credit cards	—	2	—
Total consumer	238	2	59
Total nonperforming loans	$617	$3	$211

(1)At June 30, 2022 and December 31, 2021, nonaccrual consumer mortgage loans include $95 million and $86 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(4)Consumer mortgage nonperforming loans at June 30, 2022 include certain loans that were transferred from held for sale to held for investment during the second quarter of 2022, which collectively included $63 million of consumer mortgage nonperforming loans at the time of transfer. See Note 8, "Loans Held for Sale," for additional information.
Interest income that was recorded on nonaccrual loans and included in interest income totaled $2 million and $5 million during the three and six months ended June 30, 2022, respectively, compared with $10 million and $25 million during the three and six months ended June 30, 2021, respectively.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a

HSBC USA Inc.
geographic basis and incorporated as necessary. At June 30, 2022 and December 31, 2021, we had collateral-dependent residential mortgage loans totaling $238 million and $214 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At June 30, 2022 and December 31, 2021, we had collateral-dependent commercial loans totaling $246 million and $347 million, respectively.
Troubled debt restructurings ("TDR Loans")  TDR Loans represent loans for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition.
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans, which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and the loan is upgraded, it is possible the loan will no longer be reported as a TDR Loan at the earliest one year after the restructuring. During the three and six months ended June 30, 2022 and 2021, there were no commercial loans that met these criteria and were removed from TDR Loan classification.
The following table summarizes our TDR Loans at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in millions)
Commercial loans:
Business and corporate banking	$112	$38
Global banking	3	25
Total commercial(1)	115	63
Consumer loans:
Residential mortgages(2)(3)	137	125
Home equity mortgages(2)(3)	13	9
Credit cards	2	3
Total consumer	152	137
Total TDR Loans(4)	$267	$200

(1)Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $13 million at both June 30, 2022 and December 31, 2021.
(2)At June 30, 2022 and December 31, 2021, the carrying value of consumer mortgage TDR Loans includes $102 million and $104 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
(3)Consumer mortgage TDR Loans at June 30, 2022 include certain loans that were transferred from held for sale to held for investment during the second quarter of 2022, which collectively included $24 million of consumer mortgage TDR Loans at the time of transfer. See Note 8, "Loans Held for Sale," for additional information.
(4)At June 30, 2022 and December 31, 2021, the carrying value of TDR Loans includes $67 million and $115 million, respectively, of loans which are classified as nonaccrual.

HSBC USA Inc.
The following table presents information about loans which were modified during the three and six months ended June 30, 2022 and 2021 and as a result of this action became classified as TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Commercial loans:
Business and corporate banking	$99	$—	$101	$26
Global banking	—	—	—	15
Total commercial	99	—	101	41
Consumer loans:
Residential mortgages	5	16	12	32
Home equity mortgages	2	1	2	1
Credit cards	1	—	3	1
Total consumer	8	17	17	34
Total	$107	$17	$118	$75
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and six months ended June 30, 2022 was 0.14 percent and 0.24 percent, respectively, compared with 2.09 percent and 2.07 percent during the three and six months ended June 30, 2021, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Consumer loans:
Residential mortgages	$—	$—	$—	$3
Total consumer	$—	$—	$—	$3
During the three and six months ended June 30, 2022 and 2021, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of June 30, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2022
	(in millions)
Real estate, including construction:
Special mention	$107	$812	$59	$233	$—	$229	$—	$3	$1,443
Substandard	—	—	36	314	768	1,025	20	11	2,174
Doubtful	—	—	—	76	—	11	—	—	87
Total real estate, including construction	107	812	95	623	768	1,265	20	14	3,704
Business and corporate banking:
Special mention	34	43	64	—	29	142	230	12	554
Substandard	—	—	9	13	13	157	538	17	747
Doubtful	—	—	17	—	15	1	26	—	59
Total business and corporate banking	34	43	90	13	57	300	794	29	1,360
Global banking:
Special mention	—	—	—	—	—	123	146	—	269
Substandard	—	—	224	17	—	3	254	—	498
Doubtful	—	—	—	—	—	—	23	—	23
Total global banking	—	—	224	17	—	126	423	—	790
Other commercial:
Substandard	—	—	—	—	—	3	9	—	12
Total other commercial	—	—	—	—	—	3	9	—	12
Total commercial:
Special mention	141	855	123	233	29	494	376	15	2,266
Substandard	—	—	269	344	781	1,188	821	28	3,431
Doubtful	—	—	17	76	15	12	49	—	169
Total commercial	$141	$855	$409	$653	$825	$1,694	$1,246	$43	$5,866

HSBC USA Inc.

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2021
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$350	$487	$90	$259	$—	$—	$1,186
Substandard	—	1	272	263	308	461	20	11	1,336
Doubtful	—	—	80	2	—	53	—	—	135
Total real estate, including construction	—	1	702	752	398	773	20	11	2,657
Business and corporate banking:
Special mention	—	1	91	60	26	274	173	—	625
Substandard	—	18	36	9	3	226	424	8	724
Doubtful	—	—	—	20	—	28	16	—	64
Total business and corporate banking	—	19	127	89	29	528	613	8	1,413
Global banking:
Special mention	8	—	—	—	—	8	47	—	63
Substandard	—	—	—	—	—	54	232	—	286
Doubtful	—	—	—	—	—	—	31	—	31
Total global banking	8	—	—	—	—	62	310	—	380
Other commercial:
Special mention	—	—	—	—	—	7	—	—	7
Substandard	—	—	—	—	—	—	40	—	40
Total other commercial	—	—	—	—	—	7	40	—	47
Total commercial:
Special mention	8	1	441	547	116	548	220	—	1,881
Substandard	—	19	308	272	311	741	716	19	2,386
Doubtful	—	—	80	22	—	81	47	—	230
Total commercial	$8	$20	$829	$841	$427	$1,370	$983	$19	$4,497

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2022
	(in millions)
Real estate, including construction:
Performing loans	$1,126	$1,085	$623	$2,103	$1,912	$1,789	$44	$15	$8,697
Nonaccrual loans	—	—	—	76	2	16	—	—	94
Total real estate, including construction	1,126	1,085	623	2,179	1,914	1,805	44	15	8,791
Business and corporate banking:
Performing loans	484	1,270	557	657	214	4,742	7,810	251	15,985
Nonaccrual loans	—	—	17	—	19	47	39	—	122
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	484	1,270	574	657	233	4,789	7,850	251	16,108
Global banking:
Performing loans	2,390	553	566	178	114	4,526	4,544	—	12,871
Nonaccrual loans	—	—	—	—	—	35	57	—	92
Total global banking	2,390	553	566	178	114	4,561	4,601	—	12,963
Other commercial:
Performing loans	68	158	597	415	178	1,047	4,370	—	6,833
Total other commercial	68	158	597	415	178	1,047	4,370	—	6,833
Total commercial:
Performing loans	4,068	3,066	2,343	3,353	2,418	12,104	16,768	266	44,386
Nonaccrual loans	—	—	17	76	21	98	96	—	308
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$4,068	$3,066	$2,360	$3,429	$2,439	$12,202	$16,865	$266	$44,695

HSBC USA Inc.

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2021
	(in millions)
Real estate, including construction:
Performing loans	$969	$651	$2,436	$2,076	$593	$1,307	$46	$16	$8,094
Nonaccrual loans	—	2	80	40	—	18	—	—	140
Total real estate, including construction	969	653	2,516	2,116	593	1,325	46	16	8,234
Business and corporate banking:
Performing loans	1,630	709	594	190	187	4,756	5,540	217	13,823
Nonaccrual loans	—	4	14	30	51	1	34	—	134
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	1,630	713	608	220	238	4,757	5,575	217	13,958
Global banking:
Performing loans	547	540	203	80	243	4,580	4,811	—	11,004
Nonaccrual loans	—	—	—	—	—	40	65	—	105
Total global banking	547	540	203	80	243	4,620	4,876	—	11,109
Other commercial:
Performing loans	589	552	451	174	110	1,045	3,574	—	6,495
Total other commercial	589	552	451	174	110	1,045	3,574	—	6,495
Total commercial:
Performing loans	3,735	2,452	3,684	2,520	1,133	11,688	13,971	233	39,416
Nonaccrual loans	—	6	94	70	51	59	99	—	379
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$3,735	$2,458	$3,778	$2,590	$1,184	$11,747	$14,071	$233	$39,796

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2022
	(in millions)
Real estate, including construction:
Investment grade	$73	$45	$310	$496	$719	$343	$12	$—	$1,998
Non-investment grade	1,053	1,040	313	1,683	1,195	1,462	32	15	6,793
Total real estate, including construction	1,126	1,085	623	2,179	1,914	1,805	44	15	8,791
Business and corporate banking:
Investment grade	263	724	302	352	37	2,391	3,849	54	7,972
Non-investment grade	221	546	272	305	196	2,398	4,001	197	8,136
Total business and corporate banking	484	1,270	574	657	233	4,789	7,850	251	16,108
Global banking:
Investment grade	2,165	547	340	150	85	3,455	3,968	—	10,710
Non-investment grade	225	6	226	28	29	1,106	633	—	2,253
Total global banking	2,390	553	566	178	114	4,561	4,601	—	12,963
Other commercial:
Investment grade	60	105	498	115	172	861	4,210	—	6,021
Non-investment grade	8	53	99	300	6	186	160	—	812
Total other commercial	68	158	597	415	178	1,047	4,370	—	6,833
Total commercial:
Investment grade	2,561	1,421	1,450	1,113	1,013	7,050	12,039	54	26,701
Non-investment grade	1,507	1,645	910	2,316	1,426	5,152	4,826	212	17,994
Total commercial	$4,068	$3,066	$2,360	$3,429	$2,439	$12,202	$16,865	$266	$44,695

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2021
	(in millions)
Real estate, including construction:
Investment grade	$1	$361	$491	$772	$57	$248	$12	$—	$1,942
Non-investment grade	968	292	2,025	1,344	536	1,077	34	16	6,292
Total real estate, including construction	969	653	2,516	2,116	593	1,325	46	16	8,234
Business and corporate banking:
Investment grade	881	254	240	52	43	2,122	2,498	55	6,145
Non-investment grade	749	459	368	168	195	2,635	3,077	162	7,813
Total business and corporate banking	1,630	713	608	220	238	4,757	5,575	217	13,958
Global banking:
Investment grade	530	539	189	64	235	3,910	4,240	—	9,707
Non-investment grade	17	1	14	16	8	710	636	—	1,402
Total global banking	547	540	203	80	243	4,620	4,876	—	11,109
Other commercial:
Investment grade	120	442	153	174	69	943	3,527	—	5,428
Non-investment grade	469	110	298	—	41	102	47	—	1,067
Total other commercial	589	552	451	174	110	1,045	3,574	—	6,495
Total commercial:
Investment grade	1,532	1,596	1,073	1,062	404	7,223	10,277	55	23,222
Non-investment grade	2,203	862	2,705	1,528	780	4,524	3,794	178	16,574
Total commercial	$3,735	$2,458	$3,778	$2,590	$1,184	$11,747	$14,071	$233	$39,796

HSBC USA Inc.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Jun. 30, 2022
	(in millions)
Residential mortgages(1)(2)	$—	$1	$3	$9	$3	$94	$—	$110
Home equity mortgages(1)(2)	—	—	—	—	—	3	—	3
Credit cards	—	—	—	—	—	—	2	2
Total consumer	$—	$1	$3	$9	$3	$97	$2	$115

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Dec. 31, 2021
	(in millions)
Residential mortgages(1)(2)	$5	$2	$11	$13	$8	$64	$—	$103
Home equity mortgages(1)(2)	—	—	—	—	—	1	—	1
Credit cards	—	—	—	—	—	—	3	3
Total consumer	$5	$2	$11	$13	$8	$65	$3	$107

(1)At June 30, 2022 and December 31, 2021, consumer mortgage loan delinquency includes $46 million and $24 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At June 30, 2022 and December 31, 2021, consumer mortgage loans include $10 million and $87 million, respectively, of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Jun. 30, 2022
	(in millions)
Residential mortgages:
Performing loans	$1,883	$4,372	$3,050	$1,348	$772	$4,852	$—	$16,277
Nonaccrual loans	—	4	9	17	15	153	—	198
Total residential mortgages	1,883	4,376	3,059	1,365	787	5,005	—	16,475
Home equity mortgages:
Performing loans	19	16	34	32	18	223	—	342
Nonaccrual loans	—	—	—	—	—	9	—	9
Total home equity mortgages	19	16	34	32	18	232	—	351
Credit cards:
Performing loans	—	—	—	—	—	—	203	203
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	1
Total credit cards	—	—	—	—	—	—	204	204
Other consumer:
Performing loans	5	6	7	5	2	44	4	73
Total other consumer	5	6	7	5	2	44	4	73
Total consumer:
Performing loans	1,907	4,394	3,091	1,385	792	5,119	207	16,895
Nonaccrual loans	—	4	9	17	15	162	—	207
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	1
Total consumer	$1,907	$4,398	$3,100	$1,402	$807	$5,281	$208	$17,103

HSBC USA Inc.

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Dec. 31, 2021
	(in millions)
Residential mortgages:
Performing loans	$4,496	$3,296	$1,481	$851	$955	$4,161	$—	$15,240
Nonaccrual loans	2	9	15	21	14	168	—	229
Total residential mortgages	4,498	3,305	1,496	872	969	4,329	—	15,469
Home equity mortgages:
Performing loans	15	30	30	18	17	206	—	316
Nonaccrual loans	—	—	—	—	—	9	—	9
Total home equity mortgages	15	30	30	18	17	215	—	325
Credit cards:
Performing loans	—	—	—	—	—	—	202	202
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	204	204
Other consumer:
Performing loans	8	8	5	1	1	45	2	70
Total other consumer	8	8	5	1	1	45	2	70
Total consumer:
Performing loans	4,519	3,334	1,516	870	973	4,412	204	15,828
Nonaccrual loans	2	9	15	21	14	177	—	238
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total consumer	$4,521	$3,343	$1,531	$891	$987	$4,589	$206	$16,068
Troubled debt restructurings  The following table summarizes TDR Loans in our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Jun. 30, 2022
	(in millions)
Residential mortgages	$—	$—	$1	$8	$3	$125	$—	$137
Home equity mortgages	—	—	—	—	—	13	—	13
Credit cards	—	—	—	—	—	—	2	2
Total consumer	$—	$—	$1	$8	$3	$138	$2	$152

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total at Dec. 31, 2021
	(in millions)
Residential mortgages	$—	$1	$3	$3	$—	$118	$—	$125
Home equity mortgages	—	—	—	—	—	9	—	9
Credit cards	—	—	—	—	—	—	3	3
Total consumer	$—	$1	$3	$3	$—	$127	$3	$137
Concentration of Credit Risk  At June 30, 2022 and December 31, 2021, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,992 million and $3,739 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Updates to Economic Scenarios and Other Changes During the Six Months Ended June 30, 2022 During the first quarter of 2022, in addition to the continued economic uncertainty caused by the coronavirus ("COVID-19") pandemic, the impact of the Russia-Ukraine war created further uncertainty about the future economic environment. As a result, in addition to updating our three Consensus Economic Scenarios and our Alternative Downside scenario, we developed and utilized a fifth scenario for estimating lifetime ECL at March 31, 2022, referred to as the "Alternative Downside 2 scenario" to reflect the possibility that the Russia-Ukraine war could last for a prolonged period. Each of the five scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Alternative Downside 2 scenario, lower equal weights placed on the Downside and Alternative Downside scenarios, and the lowest weighting placed on the Upside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL at that time.
During the second quarter of 2022, the impacts of the Russia-Ukraine war and the COVID-19 pandemic on general economic conditions, especially inflation, energy prices and interest rates, continued to create uncertainty about the future economic environment. As a result, we updated our economic scenarios to reflect management's current view of forecasted economic conditions and utilized the five updated scenarios for estimating lifetime ECL at June 30, 2022. Each of the five scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario, lower equal weights placed on the Alternative Downside and Alternative Downside 2 scenarios, and the lowest weighting placed on the Upside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside, Alternative Downside and Alternative Downside 2 scenarios at June 30, 2022. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL.
In the Central scenario, U.S. Gross Domestic Product ("GDP") grows modestly in 2022, under the assumption that economic activities remain stable while impacts from newly emerging risks, including those from high inflation, subside under appropriate monetary policy actions. With modest economic growth, the unemployment rate remains low, while demand for housing, combined with limited supply, continues to drive residential housing prices forward, and commercial real estate prices also continue to appreciate. In the financial markets, growth in financial asset prices remains moderate, the Federal Reserve Board ("FRB") continues to tackle inflation by raising its policy rate, and the 10-year U.S. Treasury yield remains elevated.
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
In the Downside scenario, the economy enters into a recession, with the unemployment rate reversing its downward trend and remaining at a higher level. The residential housing market slowly loses its momentum due to weakness in the labor market, and the commercial real estate market suffers a heavier deceleration than the residential housing market. In this scenario, the equity price index goes through a moderate price correction by the middle of 2023, driven by an overall erosion of consumer and business sentiments, which also results in a lower 10-year U.S. Treasury yield than in the Central scenario, and the federal funds rate remains at the lowest level for the next two years.
In the Alternative Downside scenario, the Russia-Ukraine war becomes a protracted conflict and persistent inflationary pressures lead the U.S. economy into a deep recession in late 2022, followed by a very anemic recovery starting in early 2024. An extended period of economic contraction keeps the unemployment rate at an elevated level, which pressures residential housing prices to depreciate substantially, while at the same time, contracting corporate activities and rising unemployment pushes the commercial real estate market into a downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year, widening corporate credit spreads substantially, and flight to safe haven assets pushes the 10-year U.S. Treasury yield lower.

HSBC USA Inc.
In the Alternative Downside 2 scenario, the FRB is unable to tame inflation using appropriate monetary policy actions and high inflationary pressures lead to a period of economic stagnation. In this scenario, the Russia-Ukraine war intensifies, putting upward pressure on inflation. The FRB aims to tackle inflation and embarks on a more aggressive rate hiking cycle, which eventually proves futile and exacerbates the economic situation. Unemployment reverses its downward trend and starts to accelerate in early 2024 while corrections in risky asset prices lead to a flight to quality in global asset markets.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at June 30, 2022, March 31, 2022 and December 31, 2021:

	For the Quarter Ended
	December 31, 2022	June 30, 2023	December 31, 2023
Unemployment rate (quarterly average):
Forecast at June 30, 2022	3.5%	3.5%	3.5%
Forecast at March 31, 2022	3.6	3.5	3.6
Forecast at December 31, 2021	4.0	3.8	3.7
GDP growth rate (year-over-year):
Forecast at June 30, 2022	1.5	1.8	2.0
Forecast at March 31, 2022	2.8	2.6	2.4
Forecast at December 31, 2021	2.8	2.3	2.5
In addition to the updates to the economic scenarios, we increased the management judgment allowance on our commercial loan portfolio for risk factors associated with large loan and higher risk industry exposures, supply chain disruptions and energy price uncertainty that are not fully captured in the models. We also increased the management judgment allowance on our consumer loan portfolio for risk factors associated with economic uncertainty, including inflation, that are not fully captured in the models.
While we believe that the assumptions used in our credit loss models are reasonable within the parameters for which the models have been built and calibrated to operate, the severe projections of macro-economic variables during the COVID-19 pandemic and subsequent recovery represent events outside the parameters for which the models have been built. As a result, adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure an appropriate lifetime ECL estimate.
The impacts of higher inflation, rising energy prices and increasing interest rates as well as the continuing impacts of the Russia-Ukraine war and the COVID-19 pandemic on economic conditions will continue to evolve and impact our business and our allowance for credit losses in future periods, the extent of which remains uncertain. We will continue to monitor these situations closely and will continue to adapt our approach as necessary to reflect management's current view of forecasted economic conditions.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2022	December 31, 2021
	(in millions)
Allowance for credit losses:
Loans	$534	$447
Securities held-to-maturity(1)	—	1
Other financial assets measured at amortized cost(2)	1	1
Securities available-for-sale(1)	2	1
Total allowance for credit losses	$537	$450

Liability for off-balance sheet credit exposures	$89	$103

(1)See Note 5, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.

HSBC USA Inc.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three and six months ended June 30, 2022 and 2021:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended June 30, 2022
Allowance for credit losses – beginning of period	$122	$197	$120	$2	$5	$6	$15	$—	$467
Provision charged (credited) to income	40	22	(2)	(1)	(1)	1	5	(1)	63
Charge-offs	—	(1)	—	—	—	—	—	—	(1)
Recoveries	—	—	—	—	2	—	2	1	5
Net (charge-offs) recoveries	—	(1)	—	—	2	—	2	1	4
Allowance for credit losses – end of period	$162	$218	$118	$1	$6	$7	$22	$—	$534

Three Months Ended June 30, 2021
Allowance for credit losses – beginning of period	$120	$321	$222	$7	$(9)	$21	$144	$27	$853
Provision charged (credited) to income(1)	(3)	(24)	(79)	(1)	8	(5)	(76)	(21)	(201)
Charge-offs(1)	—	(14)	(12)	—	(9)	(2)	(70)	(7)	(114)
Recoveries	—	1	—	—	4	1	2	1	9
Net (charge-offs) recoveries	—	(13)	(12)	—	(5)	(1)	(68)	(6)	(105)
Allowance for credit losses – end of period	$117	$284	$131	$6	$(6)	$15	$—	$—	$547

Six Months Ended June 30, 2022
Allowance for credit losses – beginning of period	$73	$243	$100	$4	$8	$5	$14	$—	$447
Provision charged (credited) to income	89	(18)	27	(3)	(5)	1	4	(1)	94
Charge-offs	—	(9)	(9)	—	(1)	(1)	—	—	(20)
Recoveries	—	2	—	—	4	2	4	1	13
Net (charge-offs) recoveries	—	(7)	(9)	—	3	1	4	1	(7)
Allowance for credit losses – end of period	$162	$218	$118	$1	$6	$7	$22	$—	$534

Six Months Ended June 30, 2021
Allowance for credit losses – beginning of period	$145	$375	$287	$7	$(9)	$22	$161	$27	$1,015
Provision charged (credited) to income(1)	(28)	(77)	(144)	(1)	6	(8)	(77)	(17)	(346)
Charge-offs(1)	—	(16)	(12)	—	(10)	(2)	(88)	(11)	(139)
Recoveries	—	2	—	—	7	3	4	1	17
Net (charge-offs) recoveries	—	(14)	(12)	—	(3)	1	(84)	(10)	(122)
Allowance for credit losses – end of period	$117	$284	$131	$6	$(6)	$15	$—	$—	$547

(1)For loans that are transferred to held for sale, the existing allowance for credit losses at the time of transfer is recognized as a charge-off to the extent fair value is less than amortized cost and attributable to credit. Any remaining allowance for credit losses is released to the provision for credit losses.
During the second quarter of 2021, we made the decision to exit our mass market retail banking business which resulted in the transfer of certain loans to held for sale. As a result of transferring these loans to held for sale, we recognized $56 million of the existing allowance for credit losses on consumer loans as charge-offs, primarily related to non-performing credit cards, and released $100 million of the existing allowance for credit losses on consumer loans as reductions to the provision for credit losses, primarily related to credit cards. The existing commercial allowance for credit losses on the retail business banking loan portfolio transferred to held for sale was not material. See Note 3, "Branch Assets and Liabilities Held for Sale."

HSBC USA Inc.
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance at beginning of period	$84	$155	$103	$237
Provision charged (credited) to income	5	(27)	(14)	(109)
Balance at end of period	$89	$128	$89	$128
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

	June 30, 2022	December 31, 2021
	(in millions)
Accrued interest receivables:
Loans	$133	$109
Securities held-to-maturity	12	13
Other financial assets measured at amortized cost	3	1
Securities available-for-sale	87	82
Total accrued interest receivables	235	205
Allowance for credit losses	—	1
Accrued interest receivables, net	$235	$204
During both the three and six months ended June 30, 2022, we charged-off accrued interest receivables by reversing interest income for loans of $1 million compared with $2 million during both the three and six months ended June 30, 2021.

8. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Commercial loans:
Business and corporate banking	$7	$123
Global banking	366	338
Total commercial	373	461
Consumer loans:
Residential mortgages	12	3,082
Home equity mortgages	—	275
Credit cards	8	195
Other consumer	96	204
Total consumer	116	3,756
Total loans held for sale	$489	$4,217
Commercial Loans During the first quarter of 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain retail business banking loans with a carrying value at the time of sale of $37 million. See Note 3, "Branch Assets and Liabilities Held for Sale," for additional information.

HSBC USA Inc.
Also included in commercial loans held for sale are certain other loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $201 million and $359 million at June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022 and 2021, lower of amortized cost or fair value adjustments on commercial loans held for sale were immaterial.
In addition, commercial loans held for sale includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $172 million and $23 million at June 30, 2022 and December 31, 2021, respectively. See Note 11, "Fair Value Option," for additional information.
During the second quarter of 2022, we also sold certain global banking loans to third parties in order to reduce risk-weighted assets as part of our Restructuring Plan. These global banking loans had a carrying value at the time of sale of $44 million and we recognized a loss on sale of $3 million. The loss on sale is reflected as a component of other income (loss) in the consolidated statement of income.
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
Subsequent to completion of the sales discussed above, during the second quarter of 2022, the remaining mass market residential mortgage and home equity mortgage loans not sold, with a carrying value which collectively totaled $538 million, were transferred back to held for investment as we now intend to hold these loans as a run-off portfolio for the foreseeable future.
At June 30, 2022, additional consumer loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan remained in loans held for sale, including $8 million of credit cards and $96 million of other consumer loans (of which $22 million are student loans that we have previously elected to designate under the fair value option and are therefore carried at fair value). During the three and six months ended June 30, 2022 and 2021, lower of amortized cost or fair value adjustments on consumer loans held for sale were immaterial.
In addition, residential mortgage loans held for sale includes agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans which are originated and held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was gains of $3 million and $7 million during the three and six months ended June 30, 2022, respectively, compared with losses of $3 million and $1 million during the three and six months ended June 30, 2021, respectively.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $13 million and $7 million at June 30, 2022 and December 31, 2021, respectively. The valuation allowance on commercial loans held for sale was $1 million and $5 million at June 30, 2022 and December 31, 2021, respectively.

HSBC USA Inc.
9. Goodwill

Goodwill was $458 million at both June 30, 2022 and December 31, 2021. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. During the second quarter of 2022, there were no events or changes in circumstances to indicate that it is more likely than not the fair value of our Commercial Banking reporting unit has been reduced below its carrying amount.

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

HSBC USA Inc.

	June 30, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
Interest rate contracts - bilateral OTC(2)	$—	$49	$—	$5
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	37	—	29	—
Interest rate contracts - bilateral OTC(2)	—	2	—	2
Total derivatives accounted for as hedges	37	51	29	7
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	26	16	8	10
OTC-cleared(2)	30	—	37	—
Bilateral OTC(2)	1,735	1,448	1,756	1,877
Interest rate contracts	1,791	1,464	1,801	1,887
Foreign exchange controls - bilateral OTC(2)	16,579	16,401	11,321	11,125
Exchange-traded(2)	—	21	—	—
Bilateral OTC(2)	1,249	522	588	1,240
Equity contracts	1,249	543	588	1,240
Exchange-traded(2)	6	—	4	—
Bilateral OTC(2)	1,295	1,108	936	779
Precious metals contracts	1,301	1,108	940	779
OTC-cleared(2)	2	—	—	—
Bilateral OTC(2)	72	44	28	25
Credit contracts	74	44	28	25
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	1	52	47	5
Foreign exchange contracts - bilateral OTC(2)	—	—	—	1
Equity contracts - bilateral OTC(2)	477	741	1,470	121
OTC-cleared(2)	—	2	—	19
Bilateral OTC(2)	3	33	—	38
Credit contracts	3	35	—	57
Other contracts - bilateral OTC(2)(4)	7	54	5	38
Total derivatives	21,519	20,493	16,229	15,285
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	15,762	15,762	11,991	11,991
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	3,410	1,792	2,797	1,296
Net amounts of derivative assets / liabilities presented in the balance sheet	2,347	2,939	1,441	1,998
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	435	35	179	194
Net amounts of derivative assets / liabilities	$1,912	$2,904	$1,262	$1,804

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at June 30, 2022 and December 31, 2021, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At June 30, 2022
Securities available-for-sale ("AFS")	$15,181	$(1,111)	$464	$(647)
Deposits	1,496	(115)	111	(4)
Long-term debt	6,199	(431)	130	(301)
At December 31, 2021
Securities AFS	7,919	(72)	1,010	938
Deposits	1,598	(27)	125	98
Long-term debt	5,587	(61)	148	87

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended June 30, 2022
Interest rate contracts / Securities AFS	Net interest income	$748	$(679)
Interest rate contracts / Deposits	Net interest income	(20)	3
Interest rate contracts / Long-term debt	Net interest income	(90)	69
Total		$638	$(607)

Three Months Ended June 30, 2021
Interest rate contracts / Securities AFS	Net interest income	$(382)	$407
Interest rate contracts / Deposits	Net interest income	11	(21)
Interest rate contracts / Long-term debt	Net interest income	63	(78)
Total		$(308)	$308

Six Months Ended June 30, 2022
Interest rate contracts / Securities AFS	Net interest income	$1,407	$(1,321)
Interest rate contracts / Deposits	Net interest income	(85)	54
Interest rate contracts / Long-term debt	Net interest income	(326)	295
Total		$996	$(972)

Six Months Ended June 30, 2021
Interest rate contracts / Securities AFS	Net interest income	$192	$(140)
Interest rate contracts / Deposits	Net interest income	(32)	8
Interest rate contracts / Long-term debt	Net interest income	(14)	(11)
Total		$146	$(143)
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
At June 30, 2022, active cash flow hedge relationships extend or mature through August 2032. During the three and six months ended June 30, 2022, respectively, $1 million and $2 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with gains of $4 million and $3 million during the three and six months ended June 30, 2021, respectively. During the next twelve months, we expect to amortize $14 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2022	2021		2022	2021
	(in millions)
Three Months Ended June 30,
Foreign exchange contracts	$—	$—	Net interest income	$—	$—
Interest rate contracts	(82)	(8)	Net interest income	(1)	4
Total	$(82)	$(8)		$(1)	$4

Six Months Ended June 30,
Foreign exchange contracts	$—	$(1)	Net interest income	$—	$—
Interest rate contracts	(283)	(24)	Net interest income	(2)	3
Total	$(283)	$(25)		$(2)	$3
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(in millions)
Interest rate contracts	Trading revenue	$150	$(277)	$376	$152
Foreign exchange contracts	Trading revenue	(34)	52	116	168
Equity contracts	Trading revenue	1,763	(701)	2,678	(980)
Precious metals contracts	Trading revenue	104	121	41	41
Credit contracts	Trading revenue	31	(44)	63	171
Total		$2,014	$(849)	$3,274	$(448)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(in millions)
Interest rate contracts	Gain on instruments designated at fair value and related derivatives	$(92)	$63	$(215)	$(54)
Interest rate contracts	Other income (loss)	3	(3)	7	(1)
Foreign exchange contracts	Gain on instruments designated at fair value and related derivatives	1	—	1	—
Equity contracts	Gain on instruments designated at fair value and related derivatives	(864)	386	(1,214)	872
Credit contracts	Other income (loss)	5	(6)	10	(12)
Other contracts(1)	Other income (loss)	(30)	(5)	(31)	(3)
Total		$(977)	$435	$(1,442)	$802

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at June 30, 2022 was $589 million, for which we had posted collateral of $375 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2021 was $361 million, for which we had posted collateral of $172 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$19	$67

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2022	December 31, 2021
	(in millions)
Interest rate:
Futures and forwards	$35,879	$44,686
Swaps	137,552	177,876
Options written	8,207	10,842
Options purchased	8,110	12,688
Total interest rate	189,748	246,092
Foreign exchange:
Swaps, futures and forwards	1,128,497	974,725
Options written	25,859	28,577
Options purchased	26,256	28,678
Spot	54,234	31,319
Total foreign exchange	1,234,846	1,063,299
Commodities, equities and precious metals:
Swaps, futures and forwards	64,174	60,054
Options written	2,113	5,873
Options purchased	9,416	11,800
Total commodities, equities and precious metals	75,703	77,727
Credit derivatives	11,619	7,023
Other contracts(1)	1,083	1,204
Total	$1,512,999	$1,395,345

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
Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. We also previously elected to apply FVO accounting to certain student loans (which were subsequently transferred to held for sale during 2021). These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans

HSBC USA Inc.
designated at fair value are summarized in the table below. At June 30, 2022 and December 31, 2021, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At June 30, 2022
Student loans held for sale	$22	$24	$(2)
Commercial loans held for sale	172	183	(11)
Fixed rate long-term debt	757	741	16
Hybrid instruments:
Structured deposits	2,018	1,932	86
Structured notes	6,363	6,809	(446)
At December 31, 2021
Student loans held for sale	$25	$28	$(3)
Commercial loans held for sale	23	23	—
Fixed rate long-term debt	945	741	204
Hybrid instruments:
Structured deposits	2,749	2,465	284
Structured notes	7,997	6,834	1,163

HSBC USA Inc.
Components of Gain on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three and six months ended June 30, 2022 and 2021:

	Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2022
Interest rate and other components(1)	$—	$65	$936	$1,001
Credit risk component(2)(3)	(27)	—	—	(27)
Total mark-to-market on financial instruments designated at fair value	(27)	65	936	974
Mark-to-market on related derivatives	—	(70)	(893)	(963)
Net realized gain on related long-term debt derivatives	—	8	—	8
Gain (loss) on instruments designated at fair value and related derivatives	$(27)	$3	$43	$19

Three Months Ended June 30, 2021
Interest rate and other components(1)	$—	$(41)	$(401)	$(442)
Credit risk component(2)	—	—	—	—
Total mark-to-market on financial instruments designated at fair value	—	(41)	(401)	(442)
Mark-to-market on related derivatives	—	42	397	439
Net realized gain on related long-term debt derivatives	—	10	—	10
Gain (loss) on instruments designated at fair value and related derivatives	$—	$11	$(4)	$7

Six Months Ended June 30, 2022
Interest rate and other components(1)	$—	$139	$1,349	$1,488
Credit risk component(2)(3)	(35)	—	—	(35)
Total mark-to-market on financial instruments designated at fair value	(35)	139	1,349	1,453
Mark-to-market on related derivatives	—	(155)	(1,290)	(1,445)
Net realized gain on related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$(35)	$1	$59	$25

Six Months Ended June 30, 2021
Interest rate and other components(1)	$—	$59	$(853)	$(794)
Credit risk component(2)	1	—	—	1
Total mark-to-market on financial instruments designated at fair value	1	59	(853)	(793)
Mark-to-market on related derivatives	—	(66)	865	799
Net realized gain on related long-term debt derivatives	—	19	—	19
Gain (loss) on instruments designated at fair value and related derivatives	$1	$12	$12	$25

(1)As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.
(2)The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive income (loss).
(3)During the three and six months ended June 30, 2022, the losses in the credit risk component for loans held for sale was attributable to the widening of credit spreads associated with certain commercial loans which were impacted by the weakening of market conditions.

HSBC USA Inc.
12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Three Months Ended June 30,	2022	2021
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,108)	$119
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(182) million and $21 million, respectively	(573)	63
Reclassification adjustment for gains realized in net income, net of tax of $(2) million and $(4) million, respectively(1)	(7)	(14)
Provision for credit losses realized in net income, net of tax of less than $1 million and nil, respectively(2)	2	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $1 million and $1 million, respectively(3)	4	4
Total other comprehensive income (loss) for period	(574)	53
Balance at end of period	(1,682)	172
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	56	5
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $16 million and $3 million, respectively	51	10
Total other comprehensive income for period	51	10
Balance at end of period	107	15
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(290)	(91)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(19) million and $(2) million, respectively	(63)	(6)
Reclassification adjustment for (gains) losses realized in net income, net of tax of less than $1 million and $(1) million, respectively(4)	1	(3)
Total other comprehensive loss for period	(62)	(9)
Balance at end of period	(352)	(100)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	(7)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of nil and less than $1 million, respectively	—	1
Total other comprehensive income for period	—	1
Balance at end of period	(3)	(6)
Total accumulated other comprehensive income (loss) at end of period	$(1,930)	$81

HSBC USA Inc.

Six Months Ended June 30,	2022	2021
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(65)	$750
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(509) million and $(174) million, respectively	(1,602)	(550)
Reclassification adjustment for gains realized in net income, net of tax of $(7) million and $(11) million, respectively(1)	(22)	(36)
Provision for credit losses realized in net income, net of tax of less than $1 million and nil, respectively(2)	1	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $2 million and $2 million, respectively(3)	6	8
Total other comprehensive loss for period	(1,617)	(578)
Balance at end of period	(1,682)	172
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	27	15
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $25 million and nil, respectively	80	—
Total other comprehensive income for period	80	—
Balance at end of period	107	15
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(138)	(79)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(67) million and $(6) million, respectively	(216)	(19)
Reclassification adjustment for (gains) losses realized in net income, net of tax of less than $1 million and $(1) million, respectively(4)	2	(2)
Total other comprehensive loss for period	(214)	(21)
Balance at end of period	(352)	(100)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	(7)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of nil and less than $1 million, respectively	—	1
Total other comprehensive income for period	—	1
Balance at end of period	(3)	(6)
Total accumulated other comprehensive income (loss) at end of period	$(1,930)	$81

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

HSBC USA Inc.
13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and six months ended June 30, 2022 and 2021. See Note 23, "Fee Income from Contracts with Customers," in our 2021 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Credit card fees, net	$12	$13	$27	$23
Trust and investment management fees	34	26	60	55
Other fees and commissions:
Account services	70	73	137	143
Credit facilities	71	89	171	172
Other fees	19	9	30	21
Total other fees and commissions	160	171	338	336
Servicing and other fees from HSBC affiliates	87	70	188	153
Insurance(1)	1	2	2	3
Total fee income from contracts with customers	294	282	615	570
Other non-fee revenues	49	22	214	118
Total other revenues(2)	$343	$304	$829	$688

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $29 million and $54 million during the three and six months ended June 30, 2022, respectively, compared with $26 million and $44 million during the three and six months ended June 30, 2021, respectively. Credit card rewards program costs totaled $15 million and $30 million during the three and six months ended June 30, 2022, respectively, compared with $13 million and $24 million during the three and six months ended June 30, 2021, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million and $4 million at June 30, 2022 and December 31, 2021, respectively. We expect to recognize this revenue over a remaining period of one year or less.
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

	June 30, 2022	December 31, 2021
	(in millions)
Assets:
Cash and due from banks	$219	$300
Interest bearing deposits with banks	214	59
Securities purchased under agreements to resell(1)	845	594
Trading assets	46	119
Loans	3,457	2,793
Other(2)	343	401
Total assets	$5,124	$4,266
Liabilities:
Deposits	$13,003	$9,137
Trading liabilities(3)	476	130
Short-term borrowings	833	309
Long-term debt	5,510	5,511
Other(2)	504	277
Total liabilities	$20,326	$15,364

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.
(3)The increase in trading liabilities at June 30, 2022 primarily reflects an increase in borrowing of gold inventory from HSBC Bank plc to support client activity levels.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Income (Expense):
Interest income	$16	$7	$22	$14
Interest expense	(60)	(60)	(112)	(133)
Net interest expense	(44)	(53)	(90)	(119)
Trading revenue (expense)	1,330	(1,121)	2,605	(990)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	48	32	108	80
HSBC Markets (USA) Inc. ("HMUS")	17	26	42	48
Other HSBC affiliates	22	12	38	25
Total servicing and other fees from HSBC affiliates	87	70	188	153
Gain (loss) on instruments designated at fair value and related derivatives	(894)	397	(1,290)	865
Support services from HSBC affiliates:
HTSU	(244)	(268)	(504)	(512)
HMUS	(46)	(18)	(83)	(46)
Other HSBC affiliates	(129)	(106)	(250)	(201)
Total support services from HSBC affiliates	(419)	(392)	(837)	(759)
Rental income from HSBC affiliates, net(1)	9	7	19	20
Stock based compensation expense(2)	(3)	(5)	(7)	(11)

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
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both June 30, 2022 and December 31, 2021, long-term debt with affiliates reflected $5.5 billion of borrowings from HSBC North America. The outstanding balances include $2.0 billion of fixed-rate senior debt which matures in June 2025, $2.0 billion of fixed-rate senior debt which matures in September 2025 and $1.5 billion of fixed-rate senior debt which matures in June 2030.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either June 30, 2022 or December 31, 2021.
We have also incurred short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2022 and December 31, 2021, we had the following loan balances outstanding with HSBC affiliates:

	June 30, 2022	December 31, 2021
	(in millions)
HMUS and subsidiaries	$2,196	$1,576
HSBC North America	1,250	1,000
Other short-term affiliate lending	11	217
Total loans	$3,457	$2,793
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $11.9 billion at both June 30, 2022 and December 31, 2021, of which $2.2 billion and $1.6 billion,

HSBC USA Inc.
respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $1.3 billion and $1.0 billion outstanding at June 30, 2022 and December 31, 2021, respectively. The outstanding balance includes $1.0 billion that matures in September 2022 and $250 million that matures in October 2022.
We have extended lines of credit to various other HSBC affiliates totaling $4.0 billion which did not have any outstanding balances at either June 30, 2022 or December 31, 2021.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2022 and December 31, 2021, there were $11 million and $217 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $888.8 billion and $753.2 billion at June 30, 2022 and December 31, 2021, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $53 million and $127 million at June 30, 2022 and December 31, 2021, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 24, "Related Party Transactions," in our 2021 Form 10-K. There have been no significant changes in these activities since December 31, 2021.
Other Transactions with HSBC Affiliates:
At both June 30, 2022 and December 31, 2021, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," in our 2021 Form 10-K for additional details.

15. Business Segments

We have distinct businesses, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB"), and Global Banking and Markets ("GBM"). These businesses and a Corporate Center ("CC") serve as our reportable segments with the exception of GBM. Our GBM business is comprised of three distinct operating segments: Global Banking ("GB"), Markets and Securities Services ("MSS"), and Global Banking and Markets Other ("GBM Other"), which are separately reported as discussed further below, effective as of the fourth quarter of 2021 for all periods presented.

HSBC USA Inc.
The following table summarizes the impact of this change on reported segment profit (loss) before tax, total assets and total deposits as of and for the three and six months ended June 30, 2021:

	As Previously Reported	After Reporting Changes
	(in millions)
Segment profit (loss) before tax during the three months ended June 30, 2021:
GBM	$155	NSR
GB	NSR	$168
MSS	NSR	(12)
GBM Other	NSR	(1)

Segment profit (loss) before tax during the six months ended June 30, 2021:
GBM	$346	NSR
GB	NSR	$312
MSS	NSR	36
GBM Other	NSR	(2)

Segment total assets at June 30, 2021:
GBM	$105,521	NSR
GB	NSR	$9,851
MSS	NSR	50,626
GBM Other(1)	NSR	45,044

Segment total deposits at June 30, 2021:
GBM	$49,322	NSR
GB	NSR	$46,244
MSS	NSR	2,170
GBM Other	NSR	908

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

HSBC USA Inc.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2022
Net interest income (expense)	$185	$220	$106	$—	$1	$(12)	$500	$—	$32	$532
Other operating income	32	73	130	100	26	16	377	(11)	(23)	343
Total operating income	217	293	236	100	27	4	877	(11)	9	875
Expected credit losses / provision for credit losses	(6)	54	(3)	—	1	—	46	23	—	69
	223	239	239	100	26	4	831	(34)	9	806
Operating expenses	197	143	115	80	21	115	671	13	9	693
Profit (loss) before income tax	$26	$96	$124	$20	$5	$(111)	$160	$(47)	$—	$113

Three Months Ended June 30, 2021
Net interest income (expense)	$205	$190	$79	$12	$(5)	$(1)	$480	$9	$34	$523
Other operating income	71	72	113	41	29	18	344	(11)	(29)	304
Total operating income	276	262	192	53	24	17	824	(2)	5	827
Expected credit losses / provision for credit losses	1	(12)	(72)	—	—	—	(83)	(146)	—	(229)
	275	274	264	53	24	17	907	144	5	1,056
Operating expenses	355	153	96	65	25	71	765	32	5	802
Profit (loss) before income tax	$(80)	$121	$168	$(12)	$(1)	$(54)	$142	$112	$—	$254

Six Months Ended June 30, 2022
Net interest income (expense)	$354	$405	$184	$16	$(1)	$(13)	$945	$1	$63	$1,009
Other operating income	195	156	254	242	50	8	905	(31)	(45)	829
Total operating income (expense)	549	561	438	258	49	(5)	1,850	(30)	18	1,838
Expected credit losses / provision for credit losses	(2)	27	(5)	—	1	—	21	59	—	80
	551	534	443	258	48	(5)	1,829	(89)	18	1,758
Operating expenses	439	290	232	149	45	181	1,336	25	18	1,379
Profit (loss) before income tax	$112	$244	$211	$109	$3	$(186)	$493	$(114)	$—	$379
Balances at end of period:
Total assets	$43,510	$52,351	$12,385	$40,413	$41,225	$2,314	$192,198	$(20,966)	$—	$171,232
Total loans, net	21,994	25,454	11,780	131	528	—	59,887	(890)	2,267	61,264
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	37,395	40,170	41,995	1,193	1,409	—	122,162	(3,434)	8,535	127,263

Six Months Ended June 30, 2021
Net interest income (expense)	$414	$380	$162	$25	$(6)	$(2)	$973	$13	$68	$1,054
Other operating income	158	138	218	157	54	29	754	(6)	(60)	688
Total operating income	572	518	380	182	48	27	1,727	7	8	1,742
Expected credit losses / provision for credit losses	(1)	(50)	(122)	—	(1)	—	(174)	(282)	—	(456)
	573	568	502	182	49	27	1,901	289	8	2,198
Operating expenses	642	303	190	146	51	102	1,434	42	8	1,484
Profit (loss) before income tax	$(69)	$265	$312	$36	$(2)	$(75)	$467	$247	$—	$714
Balances at end of period:
Total assets	$64,120	$43,360	$9,851	$50,626	$45,044	$1,820	$214,821	$(19,933)	$—	$194,888
Total loans, net	21,778	21,517	9,396	360	477	—	53,528	(2,261)	2,584	53,851
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	38,416	43,340	46,244	2,170	908	—	131,078	(4,213)	20,500	147,365

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$15,729	4.5%	(2)	15.0%	$15,341	4.5%	(2)	15.1%
HSBC Bank USA	18,137	6.5		17.6	17,665	6.5		17.6
Tier 1 capital ratio:
HSBC USA	16,994	6.0		16.2	16,606	6.0		16.3
HSBC Bank USA	20,637	8.0		20.1	20,165	8.0		20.1
Total capital ratio:
HSBC USA	19,255	10.0		18.4	18,821	10.0		18.5
HSBC Bank USA	22,673	10.0		22.0	22,157	10.0		22.1
Tier 1 leverage ratio:
HSBC USA	16,994	4.0	(2)	9.8	16,606	4.0	(2)	8.5
HSBC Bank USA	20,637	5.0		12.1	20,165	5.0		10.5
Risk-weighted assets:(3)
HSBC USA	104,674				101,827
HSBC Bank USA	102,877				100,363
Adjusted quarterly average assets:(4)
HSBC USA	173,191				194,469
HSBC Bank USA	170,178				192,521

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
(3)Calculated using the Standardized Approach.
(4)Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.
In response to the COVID-19 pandemic, the federal banking agencies issued a final rule that provided the option to transition in the regulatory capital impacts of the current expected credit loss accounting standard over a five-year period. In 2020, HSBC North America and HSBC Bank USA elected the five-year transition option and, as a result, our capital ratios were being reported in accordance with the transition rules in the final rule. However, as of December 31, 2021, there was no remaining

HSBC USA Inc.
impact to regulatory capital under the transition rules and, therefore, there are no amounts being phased into regulatory capital in subsequent periods.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at June 30, 2022 and December 31, 2021 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	June 30, 2022		December 31, 2021
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$44	$—	$54	$—
Interest, taxes and other liabilities	—	25	—	7
Subtotal	44	25	54	7
Venture debt financing entity:
Loans	118	—	46	—
Other assets	2	—	1	—
Interest, taxes and other liabilities	—	3	—	2
Subtotal	120	3	47	2
Total	$164	$28	$101	$9
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

HSBC USA Inc.
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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at June 30, 2022 and December 31, 2021:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At June 30, 2022
Limited partnership investments	$6,404	$846	$407	$846
Asset-backed financing SPE	973	812	—	812
Total	$7,377	$1,658	$407	$1,658
At December 31, 2021
Limited partnership investments	$6,700	$825	$407	$825
Asset-backed financing SPE	1,033	873	—	873
Total	$7,733	$1,698	$407	$1,698
Information on the types of VIEs with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Limited partnership investments We invest as a limited partner in partnerships that operate qualified affordable housing, renewable energy and community development projects. The returns of these investments are generated primarily from the tax benefits, including Federal tax credits and tax deductions from operating losses in the project companies. In addition, some of the investments help us comply with the Community Reinvestment Act. Certain limited partnership structures are considered to be VIEs because either (a) they do not have sufficient equity investment at risk or (b) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary of the VIEs and do not consolidate them. Our investments in these partnerships are recorded in other assets on the consolidated balance sheet. The maximum exposure to loss shown in the table above represents our recorded investments as well as any outstanding funding commitments extended to the partnerships.
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

HSBC USA Inc.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at June 30, 2022 and December 31, 2021. Following the table is a description of the various arrangements.

	June 30, 2022		December 31, 2021
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$(52)	$3,695	$7	$2,174
Financial standby letters of credit, net of participations(3)(4)	—	5,484	—	5,339
Performance standby letters of credit, net of participations(3)(4)	—	3,045	—	2,961
Total	$(52)	$12,224	$7	$10,474

(1)Includes $1,883 million and $1,591 million of notional issued for the benefit of HSBC affiliates at June 30, 2022 and December 31, 2021, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,981 million and $1,969 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at June 30, 2022 and December 31, 2021, respectively.
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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(52)	$3,695	$7	$2,174
Buy-protection credit derivative positions	44	7,924	(62)	4,849
Net position(1)	$(8)	$4,229	$(55)	$2,675

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $50 million and $51 million at June 30, 2022 and December 31, 2021, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $12 million and $14 million at June 30, 2022 and December 31, 2021, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at June 30, 2022 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps (CDS)	2.1	$966	$704	$1,670
Index credit derivatives	6.6	766	1,259	2,025
Subtotal		1,732	1,963	3,695
Standby Letters of Credit(2)	1.1	6,575	1,954	8,529
Total		$8,307	$3,917	$12,224

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

HSBC USA Inc.
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
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $54 million and $38 million at June 30, 2022 and December 31, 2021, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). In the second quarter of 2022, we recorded a loss of $31 million related to an increase in the expected timing of the final resolution of the related litigation and, to a lesser extent, a change in the Visa Class B Share conversion rate. See Note 10, "Derivative Financial Instruments," for further information.
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
Lease Obligations We are obligated under a number of noncancellable operating leases for premises and equipment. See Note 12, "Leases," in our 2021 Form 10-K for a full discussion of our leases, including a maturity analysis of our operating lease liabilities. During the second quarter of 2022, we entered into a new 20-year operating lease agreement to relocate our U.S. headquarters to 66 Hudson Boulevard, New York, New York. The lease contains certain renewal and termination options and is expected to commence in the first quarter of 2024. We currently expect to record a lease ROU asset and a corresponding operating lease liability of approximately $230 million upon commencement of the lease.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at June 30, 2022 and December 31, 2021.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $12 million and $3 million at June 30, 2022 and December 31, 2021, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is

HSBC USA Inc.
dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $30 million at June 30, 2022. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 30, "Litigation and Regulatory Matters," in our 2021 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.6 billion and $2.7 billion at June 30, 2022 and December 31, 2021, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Interest bearing deposits with banks(1)	$934	$563
Trading assets(2)	1,559	1,773
Securities available-for-sale(3)	4,874	7,618
Securities held-to-maturity(3)	423	599
Loans(4)	16,716	17,777
Other assets(5)	1,637	1,211
Total	$26,143	$29,541

(1)Represents gross amount of cash on deposit with banks primarily related to derivative collateral-support agreements, of which a majority has been netted against derivative liabilities on the consolidated balance sheet.
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
(5)Represents gross amount of cash on deposit with non-banks primarily related to derivative collateral support agreements, of which a majority has been netted against derivative liabilities on the consolidated balance sheet.
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $991 million and $2,410 million at June 30, 2022 and December 31, 2021, respectively. The fair value of trading assets that could be sold or repledged was $1,559 million and $1,749 million at June 30, 2022 and December 31, 2021, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $9,184 million and $12,848 million at June 30, 2022 and December 31, 2021, respectively. Of this collateral, $9,084 million and $12,848 million could be sold or repledged at June 30, 2022 and December 31, 2021, respectively, of which $2,158 million and $538 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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
The following table provides information about resale and repurchase agreements that are subject to offset at June 30, 2022 and December 31, 2021:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At June 30, 2022
Assets:
Securities purchased under resale agreements	$9,263	$4,322	$4,941	$4,906	$33	$2
Liabilities:
Securities sold under repurchase agreements	$4,786	$4,322	$464	$460	$4	$—

At December 31, 2021
Assets:
Securities purchased under resale agreements	$12,871	$2,357	$10,514	$10,464	$50	$—
Liabilities:
Securities sold under repurchase agreements	$4,672	$2,357	$2,315	$2,315	$—	$—

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at June 30, 2022 and December 31, 2021:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At June 30, 2022
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,572	$1,315	$237	$662	$—	$4,786

At December 31, 2021
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$—	$3,442	$1,151	$79	$—	$4,672

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
June 30, 2022	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,964	$398	$—	$2,362	$—	$2,362
Debt securities issued by foreign entities	1,606	—	—	1,606	—	1,606
Equity securities	9,065	—	—	9,065	—	9,065
Precious metals trading	—	3,372	—	3,372	—	3,372
Derivatives:(1)
Interest rate contracts	26	1,764	2	1,792	—	1,792
Foreign exchange contracts	—	16,613	3	16,616	—	16,616
Equity contracts	—	1,642	84	1,726	—	1,726
Precious metals contracts	6	1,295	—	1,301	—	1,301
Credit contracts	—	77	—	77	—	77
Other contracts(2)	—	—	7	7	—	7
Derivatives netting	—	—	—	—	(19,172)	(19,172)
Total derivatives	32	21,391	96	21,519	(19,172)	2,347
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	9,398	19,193	—	28,591	—	28,591
Asset-backed securities:
Home equity	—	—	16	16	—	16
Other	—	—	97	97	—	97
Debt securities issued by foreign entities	2,251	107	—	2,358	—	2,358
Loans held for sale(4)	—	194	—	194	—	194
Other assets:
Mortgage servicing rights	—	—	22	22	—	22
Equity securities	—	132	—	132	—	132
Equity securities measured at net asset value(5)	—	—	—	144	—	144
Total assets	$24,316	$44,787	$231	$69,478	$(19,172)	$50,306
Liabilities:
Domestic deposits(4)	$—	$1,518	$500	$2,018	$—	$2,018
Trading liabilities, excluding derivatives	907	340	—	1,247	—	1,247
Derivatives:(1)
Interest rate contracts	17	1,544	6	1,567	—	1,567
Foreign exchange contracts	—	16,398	3	16,401	—	16,401
Equity contracts	21	897	366	1,284	—	1,284
Precious metals contracts	—	1,108	—	1,108	—	1,108
Credit contracts	—	78	1	79	—	79
Other contracts(2)	—	—	54	54	—	54
Derivatives netting	—	—	—	—	(17,554)	(17,554)
Total derivatives	38	20,025	430	20,493	(17,554)	2,939
Long-term debt(4)	—	5,027	2,093	7,120	—	7,120
Total liabilities	$945	$26,910	$3,023	$30,878	$(17,554)	$13,324

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2021	Level 1	Level 2	Level 3	Gross Balance	Netting(6)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,337	$432	$—	$2,769	$—	$2,769
Debt securities issued by foreign entities	134	33	—	167	—	167
Equity securities	15,795	—	—	15,795	—	15,795
Precious metals trading	—	3,907	—	3,907	—	3,907
Derivatives:(1)
Interest rate contracts	8	1,839	1	1,848	—	1,848
Foreign exchange contracts	—	11,350	—	11,350	—	11,350
Equity contracts	—	1,845	213	2,058	—	2,058
Precious metals contracts	4	936	—	940	—	940
Credit contracts	—	28	—	28	—	28
Other contracts(2)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(14,788)	(14,788)
Total derivatives	12	15,998	219	16,229	(14,788)	1,441
Securities available-for-sale:(3)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	10,817	22,049	—	32,866	—	32,866
Asset-backed securities:
Home equity	—	—	19	19	—	19
Other	—	—	101	101	—	101
Debt securities issued by foreign entities	2,201	111	—	2,312	—	2,312
Loans held for sale(4)	—	48	—	48	—	48
Other assets:
Mortgage servicing rights	—	—	16	16	—	16
Equity securities	—	144	—	144	—	144
Equity securities measured at net asset value(5)	—	—	—	138	—	138
Total assets	$31,296	$42,722	$355	$74,511	$(14,788)	$59,723
Liabilities:
Domestic deposits(4)	$—	$2,214	$535	$2,749	$—	$2,749
Trading liabilities, excluding derivatives	1,103	46	—	1,149	—	1,149
Derivatives:(1)
Interest rate contracts	10	1,888	1	1,899	—	1,899
Foreign exchange contracts	—	11,124	2	11,126	—	11,126
Equity contracts	—	1,194	167	1,361	—	1,361
Precious metals contracts	—	779	—	779	—	779
Credit contracts	—	80	2	82	—	82
Other contracts(2)	—	—	38	38	—	38
Derivatives netting	—	—	—	—	(13,287)	(13,287)
Total derivatives	10	15,065	210	15,285	(13,287)	1,998
Long-term debt(4)	—	7,089	1,853	8,942	—	8,942
Total liabilities	$1,113	$24,414	$2,598	$28,125	$(13,287)	$14,838

(1)Includes trading derivative assets of $2,303 million and $1,405 million and trading derivative liabilities of $2,519 million and $1,874 million at June 30, 2022 and December 31, 2021, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives. See Note 10, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
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

HSBC USA Inc.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2022 and 2021. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2022	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2022	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(1)	$(1)	$—	$—	$—	$—	$(2)	$—	$(4)	$—	$—
Foreign exchange contracts	(1)	1	—	—	—	—	—	—	—	—	—
Equity contracts	(1)	(221)	—	—	—	(53)	(7)	—	(282)	(255)	—
Credit contracts	(2)	1	—	—	—	—	—	—	(1)	1	—
Other contracts(2)	(24)	(30)	—	—	—	7	—	—	(47)	—	—
Asset-backed securities available-for-sale(3)	114	—	(1)	—	—	—	—	—	113	—	(1)
Mortgage servicing rights(4)	21	—	—	—	1	—	—	—	22	—	—
Total assets	$106	$(250)	$(1)	$—	$1	$(46)	$(9)	$—	$(199)	$(254)	$(1)
Liabilities:
Domestic deposits(5)	$(492)	$24	$3	$—	$—	$46	$(81)	$—	$(500)	$20	$3
Long-term debt(5)	(2,072)	259	11	—	(358)	98	(31)	—	(2,093)	252	11
Total liabilities	$(2,564)	$283	$14	$—	$(358)	$144	$(112)	$—	$(2,593)	$272	$14

HSBC USA Inc.

	Jan. 1, 2022	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2022	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$—	$(1)	$—	$—	$—	$—	$(3)	$—	$(4)	$(1)	$—
Foreign exchange contracts	(2)	2	—	—	—	—	—	—	—	—	—
Equity contracts	46	(341)	—	—	—	(52)	22	43	(282)	(339)	—
Credit contracts	(2)	1	—	—	—	—	—	—	(1)	1	—
Other contracts(2)	(33)	(31)	—	—	—	17	—	—	(47)	—	—
Asset-backed securities available-for-sale(3)	120	—	(4)	—	—	(3)	—	—	113	—	(4)
Mortgage servicing rights(4)	16	4	—	—	2	—	—	—	22	2	—
Total assets	$145	$(366)	$(4)	$—	$2	$(38)	$19	$43	$(199)	$(337)	$(4)
Liabilities:
Domestic deposits(5)	$(535)	$45	$1	$—	$—	$116	$(130)	$3	$(500)	$38	$1
Long-term debt(5)	(1,853)	353	16	—	(658)	200	(237)	86	(2,093)	319	16
Total liabilities	$(2,388)	$398	$17	$—	$(658)	$316	$(367)	$89	$(2,593)	$357	$17

HSBC USA Inc.

	Apr. 1, 2021	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2021	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(6)
Residential mortgage asset-backed securities	$24	$—	$—	$—	$—	$—	$—	$(24)	$—	$—	$—
Derivatives, net:(1)
Interest rate contracts	2	6	—	—	—	—	—	—	8	5	—
Foreign exchange contracts	(2)	1	—	—	—	—	—	—	(1)	1	—
Equity contracts	42	(117)	—	—	—	81	8	(27)	(13)	(47)	—
Credit contracts	45	1	—	—	—	—	—	—	46	2	—
Other contracts(2)	(50)	(5)	—	—	—	7	—	—	(48)	—	—
Asset-backed securities available-for-sale(3)	130	—	(2)	—	—	(2)	—	—	126	—	(2)
Mortgage servicing rights(4)	11	(2)	—	—	3	—	—	—	12	(2)	—
Total assets	$202	$(116)	$(2)	$—	$3	$86	$8	$(51)	$130	$(41)	$(2)
Liabilities:
Domestic deposits(5)	$(599)	$(12)	$1	$—	$—	$60	$(109)	$66	$(593)	$(12)	$1
Long-term debt(5)	(486)	(20)	(1)	—	(418)	34	(34)	6	(919)	(23)	(1)
Total liabilities	$(1,085)	$(32)	$—	$—	$(418)	$94	$(143)	$72	$(1,512)	$(35)	$—

HSBC USA Inc.

	Jan. 1, 2021	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2021	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Trading assets, excluding derivatives:(6)
Residential mortgage asset-backed securities	$15	$9	$—	$—	$—	$—	$—	$(24)	$—	$9	$—
Derivatives, net:(1)
Interest rate contracts	34	(26)	—	—	—	—	—	—	8	(12)	—
Foreign exchange contracts	9	(10)	—	—	—	—	—	—	(1)	(11)	—
Equity contracts	119	(139)	—	—	—	27	8	(28)	(13)	10	—
Credit contracts	63	(16)	—	—	—	(1)	—	—	46	(17)	—
Other contracts(2)	(59)	(3)	—	—	—	14	—	—	(48)	—	—
Asset-backed securities available-for-sale(3)	131	—	(1)	—	—	(4)	—	—	126	—	(1)
Mortgage servicing rights(4)	7	(1)	—	—	6	—	—	—	12	(1)	—
Total assets	$319	$(186)	$(1)	$—	$6	$36	$8	$(52)	$130	$(22)	$(1)
Liabilities:
Domestic deposits(5)	$(646)	$(8)	$1	$—	$—	$88	$(109)	$81	$(593)	$(4)	$1
Long-term debt(5)	(448)	(23)	(1)	—	(541)	123	(36)	7	(919)	(19)	(1)
Total liabilities	$(1,094)	$(31)	$—	$—	$(541)	$211	$(145)	$88	$(1,512)	$(23)	$—

(1)Level 3 net derivatives included derivative assets of $96 million and derivative liabilities of $430 million at June 30, 2022 and derivative assets of $485 million and derivative liabilities of $493 million at June 30, 2021. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain on instruments designated at fair value and related derivatives in the consolidated statement of income.
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

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at June 30, 2022 and December 31, 2021:

June 30, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(4)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	49% - 99%	83%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts(2)	$—	Option pricing model	Cross-currency basis	21bps	N/A
Equity derivative contracts(2)	$(282)	Option pricing model	Equity / Equity Index volatility	8% - 96%	45%
			Equity / Equity and Equity / Index correlation	44% - 97%	85%
			Equity forward price	$40 - $5,108	$1,136
Credit derivative contracts	$(1)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	241bps - 410bps	389bps
Other derivative contracts	$(47)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.5 years	N/A
Asset-backed securities available-for-sale	$113	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Mortgage servicing rights	$22	Discounted cash flows	Constant prepayment rates	6% - 15%	6%
			Discount rate	8% - 13%	8%
			Estimated annualized costs to service	$72 - $76 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(500)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 25%	20%
			Equity / Equity and Equity / Index correlation	49% - 89%	66%
Long-term debt (structured notes)(2)(3)	$(2,093)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 59%	31%
			Equity / Equity and Equity / Index correlation	44% - 97%	85%
			Credit default swap spreads	1,233bps	N/A

HSBC USA Inc.

December 31, 2021
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$—	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	36% - 99%	83%
			Interest rate yield curve	8%	N/A
Foreign exchange derivative contracts(2)	$(2)	Option pricing model	Implied volatility of currency pairs	0% - 9%	6%
			Cross-currency basis	(86)bps	N/A
Equity derivative contracts(2)	$46	Option pricing model	Equity / Equity Index volatility	8% - 85%	40%
			Equity / Equity and Equity / Index correlation	44% - 98%	81%
			Equity dividend yields and forward price	(4)% - 1%	0%
Credit derivative contracts	$(2)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	76bps - 325bps	234bps
Other derivative contracts	$(33)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$120	Discounted cash flows	Market assumptions related to yields for comparable instruments	3% - 4%	3%
Mortgage servicing rights	$16	Discounted cash flows	Constant prepayment rates	10% - 16%	12%
			Discount rate	8% - 13%	8%
			Estimated annualized costs to service	$72 - $85 per account	$75 per account
Domestic deposits (structured deposits)(2)(3)	$(535)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 21%	15%
			Equity / Equity and Equity / Index correlation	49% - 85%	62%
Long-term debt (structured notes)(2)(3)	$(1,853)	Option adjusted discounted cash flows	Implied volatility of currency pairs	0% - 9%	6%
			Equity / Equity Index volatility	8% - 71%	31%
			Equity / Equity and Equity / Index correlation	44% - 98%	82%
			Credit default swap spreads	798bps	N/A

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
(3)Structured deposits and structured notes contain embedded derivative features whose fair value measurements contain significant Level 3 inputs. See equity derivatives and credit derivatives below for a discussion of the uncertainty of Level 3 inputs related to structured deposits and structured notes.
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
Equity derivatives - The fair value measurement of a structured equity derivative is primarily affected by the implied volatility of the underlying equity price. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information and are not observable. A significant increase (decrease) in the implied volatility would have resulted in a higher (lower) fair value of a long position in the derivative contract. For a derivative referenced to a basket of equities, the fair value measurement is also affected by the correlation of the referenced equities. Correlation measures the relative change in values among two or more variables (i.e., equity pair), which can be positively or negatively correlated. A majority of the

HSBC USA Inc.
correlations are not observable, but are derived based on historical data. A significant increase (decrease) in the correlation of the referenced variables would have resulted in a higher (lower) fair value of a long position in the derivative contract.
Foreign exchange derivatives - For certain foreign exchange derivatives, the cross-currency basis for longer dated tenors were not observable. An increase (decrease) in the cross-currency basis would have resulted in a higher (lower) fair value measurement of the derivative depending on if we receive or pay the floating rate plus the basis spread.
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
Significant Transfers Into and Out of Level 3 Measurements During the six months ended June 30, 2022, we transferred $3 million of domestic deposits and $86 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the six months ended June 30, 2022, we also transferred $43 million of equity derivatives from Level 3 to Level 2 as the inputs used to value these contracts have become more observable. During the three and six months ended June 30, 2022, we transferred $81 million and $130 million, respectively, of domestic deposits and $31 million and $237 million, respectively, of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable. Additionally, during the six months ended June 30, 2022, we transferred $22 million of equity derivatives from Level 2 to Level 3 as the inputs used to value these contracts have become less observable.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at June 30, 2022 and December 31, 2021. The gains (losses) during the three and six months ended June 30, 2022 and 2021 are also included.

	Non-Recurring Fair Value Measurements at June 30, 2022				Total Gains (Losses) For the Three Months Ended June 30, 2022	Total Gains (Losses) For the Six Months Ended June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans held for sale(1)	$—	$5	$9	$14	$(7)	$(8)
Consumer loans(2)	—	115	—	115	1	3
Commercial loans held for sale(3)	—	6	—	6	—	—
Commercial loans(4)	—	—	129	129	(5)	—
Leases(5)	—	—	—	—	4	3
Total assets at fair value on a non-recurring basis	$—	$126	$138	$264	$(7)	$(2)

	Non-Recurring Fair Value Measurements at December 31, 2021				Total Gains (Losses) For the Three Months Ended June 30, 2021	Total Gains (Losses) For the Six Months Ended June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans held for sale(1)	$—	$24	$1,742	$1,766	$—	$—
Consumer loans(2)	—	102	—	102	2	6
Commercial loans held for sale(3)	—	75	68	143	(12)	(12)
Commercial loans(4)	—	—	186	186	50	69
Leases(5)	—	—	5	5	(55)	(55)
Total assets at fair value on a non-recurring basis	$—	$201	$2,001	$2,202	$(15)	$8

(1)At June 30, 2022 and December 31, 2021, the fair value of the loans held for sale was below cost. During 2021, certain consumer loans were transferred to held for sale for which significant inputs in estimating fair value were unobservable.
(2)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(3)At June 30, 2022 and December 31, 2021, the fair value of the loans held for sale was below cost. During the second quarter of 2021, certain commercial loans were transferred to held for sale for which significant inputs in estimating fair value were unobservable.
(4)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.
(5)During the three and six months ended June 30, 2022, we reversed lease ROU asset and leasehold improvement asset impairment charges associated with certain office space that we determined we would exit. During the second quarter of 2021, we determined that we would exit certain branches and, as a result, the lease ROU assets, leasehold improvement assets and equipment assets associated with these branches were written off. During the second quarter of 2021, we also wrote down the lease ROU assets and leasehold improvement assets associated with closed branches and certain office space that we determined we would exit. In addition, during the fourth quarter of 2021, we transferred one of our owned office space properties to held for sale and, as a result, its carrying amount was written down to an estimated fair value of $5 million.

HSBC USA Inc.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at June 30, 2022 and December 31, 2021:

At June 30, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Consumer loans held for sale	$9	Market comparables and internal assumptions	Adjusted market price	8% - 66%	39%
Commercial loans	129	Valuation of third party appraisal on underlying collateral	Loss severity rates	9% - 52%	23%

At December 31, 2021
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Consumer loans held for sale	$1,742	Market comparables and internal assumptions	Adjusted market price	10% - 100%	98%
Commercial loans held for sale	68	Market comparables and internal assumptions	Adjusted market price	94%	N/A
Commercial loans	186	Valuation of third party appraisal on underlying collateral	Loss severity rates	2% - 76%	23%

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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $27 million and $29 million at June 30, 2022 and December 31, 2021, respectively.
The following tables provide additional information relating to our available-for-sale asset-backed securities at June 30, 2022:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$16
BBB - B	Other	97
		$113

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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at June 30, 2022 and December 31, 2021, and their classification within the fair value hierarchy:

June 30, 2022	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$43,575	$43,575	$981	$42,538	$56
Federal funds sold and securities purchased under agreements to resell	4,941	4,941	—	4,941	—
Securities held-to-maturity, net of allowance for credit losses	4,666	4,512	—	4,512	—
Commercial loans, net of allowance for credit losses	44,196	45,385	—	—	45,385
Commercial loans held for sale	201	201	—	201	—
Consumer loans, net of allowance for credit losses	17,068	15,923	—	—	15,923
Consumer loans held for sale	94	94	—	12	82
Financial liabilities:
Short-term financial liabilities	$5,954	$5,954	$—	$5,898	$56
Deposits	125,245	125,226	—	125,226	—
Long-term debt	8,906	9,411	—	9,411	—

December 31, 2021	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$48,404	$48,404	$954	$47,400	$50
Federal funds sold and securities purchased under agreements to resell	10,514	10,514	—	10,514	—
Securities held-to-maturity, net of allowance for credit losses	5,203	5,359	—	5,359	—
Commercial loans, net of allowance for credit losses	39,376	39,862	—	—	39,862
Commercial loans held for sale	438	443	—	359	84
Consumer loans, net of allowance for credit losses	16,041	15,672	—	—	15,672
Consumer loans held for sale	3,731	3,809	—	77	3,732
Financial liabilities:
Short-term financial liabilities	$6,389	$6,389	$—	$6,338	$51
Deposits	131,533	131,533	—	131,533	—
Deposits held for sale	8,750	8,750	—	8,750	—
Long-term debt	8,294	8,861	—	8,861	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $155 million and $151 million at June 30, 2022 and December 31, 2021, respectively.

HSBC USA Inc.
20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 30, "Litigation and Regulatory Matters," in our 2021 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three-month period ended March 31, 2022 (the "2022 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2021 Form 10-K and our 2022 First Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2021 Form 10-K and our 2022 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 30, "Litigation and Regulatory Matters," in our 2021 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2022 First Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $150 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the ongoing investigations disclosed in Note 30, "Litigation and Regulatory Matters," in our 2021 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2022 First Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Foreign Exchange Matters
Nypl v. JPMorgan Chase, et al. The Plaintiffs filed a notice of appeal of the court's decision denying their motion for class certification.
Precious Metals Fix Matters
In re Commodity Exchange Inc., Gold Futures and Options Trading Litigation (Gold Fix Litigation) In May 2022, the court granted final approval of the settlement.
Madoff Litigation Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited (together "Fairfield"), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC's private banking business and other clients who invested in the Fairfield funds, seeking restitution of payments made in connection with share redemptions. Fairfield voluntarily discontinued the claims against HSBC Bank USA in May 2022 in the remaining case in which it was named (In re Fairfield Sentry Limited, et al).
Benchmark Rate Litigation
Intercontinental Exchange ("ICE") LIBOR Plaintiffs did not seek further review of the appellate court's dismissal of plaintiffs' appeal, so the matter is now concluded.

HSBC USA Inc.
Mortgage Securitization Trust Litigation HSBC Bank USA reached agreements in principle to settle actions brought by RMBS Recovery Holdings I, LLC and IKB Bank AG. The net impact of the settlements will not be material to our results of operations.

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
Economic Environment  U.S. economic activity slowed during the first half of 2022. U.S. Gross Domestic Product ("GDP") contracted at an estimated annual rate of 0.9 percent in the second quarter of 2022. Repercussions from the Russia-Ukraine war alongside the economic impacts that continue to result from the COVID-19 pandemic have disrupted supply chains and increased energy prices. There has also been a significant rise in inflation, which reached a 40-year high in June. The personal consumption expenditures price index increased to an estimated annual rate of 6.8 percent in the second quarter of 2022, well above the FRB's target inflation rate. The FRB increased short-term interest rates by a total of 150 basis points during the first half of 2022 and has announced that it will increase short-term interest rates further during the second half of 2022 in order to fight inflation.
These conditions have created significant uncertainty about the future economic environment which will continue to evolve and impact our business in future periods. While our credit risk exposure to Russia was immaterial at June 30, 2022, it is difficult to anticipate the full effect of sanctions announced to date on our business and on our customers. Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a recession. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2022 and beyond.
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
In addition to the branch disposal group discussed above, during the first quarter of 2022, we sold a portfolio of consumer loans consisting primarily of certain non-performing mortgage loans and government-backed mortgage loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. These mortgage loans had a carrying value of $904 million, including $865 million of residential mortgages and $39 million of home equity mortgages, and we recognized a loss on sale of $35 million, largely reflecting changes in the final terms of the sale.
The following tables set forth selected financial metrics of HUSI for the three and six months ended June 30, 2022 and 2021 and at June 30, 2022 and December 31, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars are in millions)
Net income	$90	$193	$291	$532
Rate of return on average:
Total assets	.2%	.4%	.3%	.5%
Common equity	1.4%	3.7%	3.4	5.9
Tangible common equity(1)	1.5	3.8	3.5	6.1
Total equity	2.3	4.3	3.6	5.9
Net interest margin	1.32	1.14	1.21	1.16
Efficiency ratio	79.2	97.0	75.0	85.2
Commercial net charge-off ratio(2)	.01	.25	.08	.13
Consumer net charge-off ratio(2)	(.12)	1.66	(.11)	.98

HSBC USA Inc.
(1)The following table provides a reconciliation of average common equity to average tangible common equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Common equity	$14,532	$16,810	$15,018	$16,875
Less: Goodwill	458	458	458	458
Less: Intangible assets - purchased credit card relationships	—	6	—	6
Tangible common equity	$14,074	$16,346	$14,560	$16,411
(2)Excludes loans held for sale.

	June 30, 2022	December 31, 2021
Additional Select Ratios:
Allowance as a percent of loans(1)	.86%	.80%
Commercial allowance as a percent of loans(1)	1.12	1.06
Consumer allowance as a percent of loans(1)	.20	.17
Loans to deposits ratio(2)	48.52	41.69
Common equity Tier 1 capital to risk-weighted assets	15.0	15.1
Tier 1 capital to risk-weighted assets	16.2	16.3
Total capital to risk-weighted assets	18.4	18.5
Tier 1 leverage ratio	9.8	8.5
Total equity to total assets	9.1	9.0

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $90 million and $291 million during the three and six months ended June 30, 2022, respectively, compared with $193 million and $532 million during the three and six months ended June 30, 2021, respectively. Income before income tax was $113 million and $379 million during the three and six months ended June 30, 2022, respectively, compared with $254 million and $714 million during the three and six months ended June 30, 2021, respectively. The decrease in income before income tax during the three and six months ended June 30, 2022 was due primarily to a higher provision for credit losses which reflected loss provisions in the current year periods driven by the weakening of economic conditions compared with releases in credit loss reserves in the prior year periods driven by improved economic conditions and the impact of our decision to exit our mass market retail banking business which resulted in a release of credit loss reserves and a reduction to the provision for credit losses of approximately $101 million during the second quarter of 2021. This decrease was partially offset by lower operating expenses and higher other revenues driven by higher trading revenue and, in the year-to-date period, the gain on sale of the branch disposal group as discussed above. While net interest income was lower and contributed to the decrease in the year-to-date period, it was higher in the three-month period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Income before income tax, as reported	$113	$254	$379	$714
Costs to achieve(1)	69	129	152	154
Gain on sale of branch disposal group, net	—	—	(111)	—
Loss related to Visa Inc. Class B common shares previously sold(2)	31	—	31	—
Adjusted performance(3)	$213	$383	$451	$868

(1)Reflects costs related to the delivery of our Restructuring Plan. Costs to achieve primarily consists of lease impairment and other related costs, severance costs, allocated costs from HSBC Technology & Services ("HTSU"), and in the prior year periods, trading losses associated with the exit of certain derivative contracts. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements for a more detailed discussion of these

HSBC USA Inc.
costs. The expense during the three and six months ended June 30, 2022 also includes $25 million and $42 million, respectively, of allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities as well as a loss of $3 million on the sale of certain global banking loans and, in the year-to-date period, a loss of $35 million on the sale of a portfolio of consumer mortgage loans. The expense during the three and six months ended June 30, 2021 also includes $11 million and $18 million, respectively, of allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities.
(2)Reflects a loss on the swap agreements we entered into to retain the litigation risk associated with the Visa Inc. ("Visa") Class B common shares ("Class B Shares") we sold to a third party in 2016 and 2017. The loss recorded in the second quarter of 2022 related to an increase in the expected timing of the final resolution of the related litigation and, to a lesser extent, a change in the Visa Class B Share conversion rate. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for additional information.
(3)Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items in the table above, our adjusted performance during the three and six months ended June 30, 2022 decreased $170 million and $417 million, respectively, compared with the prior year periods due primarily to a higher provision for credit losses as discussed above. This decrease was partially offset by lower operating expenses and higher other revenues driven by higher trading revenue. While net interest income was lower and contributed to the decrease in the year-to-date period, it was higher in the three-month period.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
London Interbank Offered Rate ("LIBOR") Transition Regulators and central banks in various national jurisdictions continue to actively work to help transition from interbank offered rates to acceptable alternative rates, such as the Secured Overnight Financing Rate ("SOFR") recommended by the Alternative Reference Rates Committee convened by the FRB. In March 2022, the Adjustable Interest Rate Act ("LIBOR Act") was signed into law in order to provide a federal solution for replacing USD LIBOR with a SOFR-based rate in certain legacy LIBOR-based contracts. Under the LIBOR Act, the FRB is required to issue a regulation within 180 days identifying which version of SOFR will apply. This federal legislation is expected to facilitate the transition of certain of our legacy LIBOR-based contracts which do not specify a replacement rate or contain an adequate fallback mechanism.
We continue to actively participate in HSBC's global transition program with the objective of facilitating an orderly transition of all products, processes, models and curves, as well as all legacy LIBOR-based contracts, onto replacement rates. The current focus of our client transition efforts is on those remaining contracts that will be impacted by USD LIBOR tenors ceasing or becoming non-representative immediately after June 30, 2023. Such contracts outstanding at June 30, 2022 included contracts for non-derivative financial assets with a carrying value of approximately $21.8 billion, primarily consisting of USD LIBOR-based loans, contracts for non-derivative financial liabilities with a carrying value of approximately $1.1 billion, primarily consisting of USD LIBOR-based long-term debt ($1.0 billion of which is already set to transition to SOFR as of July 1, 2023), and contracts for USD LIBOR-based derivatives with a notional value of approximately $22.6 billion. The substantial majority of our outstanding USD LIBOR-based derivative contracts adhere to and are covered by the International Swaps and Derivatives Association fallback protocol.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Profit before tax – U.S. GAAP basis	$113	$254	$379	$714
Adjustments:
Expected credit losses	22	(49)	74	(188)
Other long-lived assets	12	29	23	39
Loans held for sale	11	(96)	6	(104)
Renewable energy tax credit investments	6	5	13	9
Pension and other postretirement benefit costs	—	(1)	(3)	(5)
Other	(4)	—	1	2
Profit before tax – Group Reporting Basis	$160	$142	$493	$467
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
During the three and six months ended June 30, 2022, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses ("ECL") estimate. Primarily as a result of the different requirements, loss provisions driven by the weakening of economic conditions, including a worsening of economic forecasts in the three-month period, as well as higher provisions associated with loan growth and maturity extensions were more pronounced under U.S. GAAP.
During the three and six months ended June 30, 2021, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, releases in credit reserves driven by improved economic conditions, which resulted in improved economic forecasts as well as client paydowns, were more pronounced under U.S. GAAP.
During the three and six months ended June 30, 2022 and 2021, amortization expense for long-lived assets was higher under U.S. GAAP. During the third quarter of 2020, we recorded an impairment charge under the Group Reporting Basis related to the write-off of all the capitalized software and a portion of the leasehold improvements primarily associated with our Wealth and Personal Banking business segment, while under U.S. GAAP, no impairment charge was required. Consequently, the carrying amounts for capitalized software and leasehold improvements are higher under U.S. GAAP than under the Group Reporting Basis and, as a result, corresponding amortization expense is higher under U.S. GAAP. In addition, during the second quarter of 2021, we determined we would exit certain branches as part of our Restructuring Plan and, as a result, we recorded an impairment charge of $18 million under U.S. GAAP to write-off the leasehold improvements associated with these branches. These leasehold improvements were previously written-off under the Group Reporting Basis as discussed above.
During the six months ended June 30, 2022, loans held for sale in the table above reflects a higher gain on loan sales under the Group Reporting Basis than under U.S. GAAP, which includes the gain on sale of the branch disposal group. The higher gain under the Group Reporting Basis was due primarily to the releases of credit loss reserves previously recorded on the loans under U.S. GAAP when they were transferred to held for sale in 2021. Also contributing to the higher gain under the Group Reporting Basis was the higher carrying amount of leasehold improvements associated with the sold branches under U.S. GAAP at the time of sale. These leasehold improvements were previously determined to be impaired and written-off under the Group Reporting Basis as discussed above.

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

Balance Sheet Review

The following table provides balance sheet totals at June 30, 2022 and increases (decreases) since December 31, 2021:

		Increase (Decrease) From December 31, 2021
	June 30, 2022	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$48,460	$(10,408)	(17.7)%
Loans, net	61,264	5,847	10.6
Loans held for sale	489	(3,728)	(88.4)
Trading assets	18,708	(5,335)	(22.2)
Securities	35,728	(4,773)	(11.8)
All other assets	6,583	397	6.4
	$171,232	$(18,000)	(9.5)%
Period end liabilities and equity:
Total deposits	$127,263	$(15,769)	(11.0)%
Trading liabilities	3,766	743	24.6
Short-term borrowings	5,898	(440)	(6.9)
Long-term debt	16,026	(1,210)	(7.0)
Interest, taxes and other liabilities	2,742	179	7.0
Total equity	15,537	(1,503)	(8.8)
	$171,232	$(18,000)	(9.5)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2021 due primarily to lower deposits and higher loans as discussed in detail below as well as completion of the sale of the branch disposal group during the first quarter of 2022 which resulted in a net cash payment to the buyers. These decreases were partially offset by net sales of trading security positions and securities available-for-sale.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at June 30, 2022 and increases (decreases) since December 31, 2021:

		Increase (Decrease) From December 31, 2021
	June 30, 2022	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$8,791	$557	6.8%
Business and corporate banking	16,108	2,150	15.4
Global banking(1)	12,963	1,854	16.7
Other commercial(2)	6,833	338	5.2
Total commercial	44,695	4,899	12.3
Consumer loans:
Residential mortgages	16,475	1,006	6.5
Home equity mortgages	351	26	8.0
Credit cards	204	—	—
Other consumer	73	3	4.3
Total consumer	17,103	1,035	6.4
Total loans	61,798	5,934	10.6
Allowance for credit losses(3)	534	87	19.5
Loans, net	$61,264	$5,847	10.6%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)Includes loans to HSBC affiliates which totaled $3,457 million and $2,793 million at June 30, 2022 and December 31, 2021, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans increased compared with December 31, 2021 driven by new business activity as we continued to apply a disciplined lending approach to grow the business and, to a lesser extent, higher loans to affiliates. The increase in commercial non-affiliate loans was primarily in the software, real estate, banking, commercial services and retailing industries.
Consumer loans increased compared with December 31, 2021 due primarily to the transfer of certain residential mortgage and home equity mortgage loans from held for sale to held for investment during the second quarter of 2022 with a carrying value which collectively totaled $538 million as discussed further below. Also contributing to the increase was growth in residential mortgage loans.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	June 30, 2022		December 31, 2021
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.8%	98.3%	98.5%	99.3%
80% < LTV < 90%	1.2	1.7	1.4	.6
90% < LTV < 100%	—	—	.1	.1
LTV > 100%	—	—	—	—
Average LTV for portfolio	50.6	42.5	51.5	44.6

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
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at March 31, 2022 and September 30, 2021, respectively.

HSBC USA Inc.
Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2022 and increases (decreases) since December 31, 2021:

		Increase (Decrease) From December 31, 2021
	June 30, 2022	Amount	%
	(dollars are in millions)
Commercial loans:
Business and corporate banking	$7	$(116)	(94.3)%
Global banking	366	28	8.3
Total commercial	373	(88)	(19.1)
Consumer loans:
Residential mortgages	12	(3,070)	(99.6)
Home equity mortgages	—	(275)	(100.0)
Credit cards	8	(187)	(95.9)
Other consumer	96	(108)	(52.9)
Total consumer	116	(3,640)	(96.9)
Total loans held for sale	$489	$(3,728)	(88.4)%
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
Also included in commercial loans held for sale are certain other loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $201 million and $359 million at June 30, 2022 and December 31, 2021, respectively. The decrease compared with December 31, 2021 was due to loan sales.
In addition, commercial loans held for sale includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $172 million and $23 million at June 30, 2022 and December 31, 2021, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
During the second quarter of 2022, we also sold certain global banking loans to third parties in order to reduce risk-weighted assets as part of our Restructuring Plan. These global banking loans had a carrying value at the time of sale of $44 million and we recognized a loss on sale of $3 million.
Consumer loans held for sale decreased compared with December 31, 2021. As discussed above, during the first quarter of 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain consumer loans with a carrying value which collectively totaled $2,102 million, including $1,665 million of residential mortgages, $185 million of home equity mortgages, $168 million of credit cards and $84 million of other consumer loans. See Note 3, "Branch Assets and Liabilities Held for Sale," for additional information.
In addition to the branch disposal group discussed above, during the first quarter of 2022, we sold a portfolio of consumer loans to a third party consisting primarily of certain non-performing mortgage loans and government-backed mortgage loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. These mortgage loans had a carrying value which collectively totaled $904 million, including $865 million of residential mortgages and $39 million of home equity mortgages, and we recognized a loss on sale of $35 million, largely reflecting changes in the final terms of the sale.
Subsequent to completion of the sales discussed above, during the second quarter of 2022, the remaining mass market residential mortgage and home equity mortgage loans not sold, with a carrying value which collectively totaled $538 million, were transferred back to held for investment as we now intend to hold these loans as a run-off portfolio for the foreseeable future.
At June 30, 2022, additional consumer loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan remained in loans held for sale, including $8 million of credit cards and $96 million of other consumer loans (of which $22 million are student loans that we have previously elected to designate under the fair value option and are therefore carried at fair value).

HSBC USA Inc.
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
Excluding the loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $13 million and $7 million at June 30, 2022 and December 31, 2021, respectively. The valuation allowance on commercial loans held for sale was $1 million and $5 million at June 30, 2022 and December 31, 2021, respectively.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at June 30, 2022 and increases (decreases) since December 31, 2021:

		Increase (Decrease) From December 31, 2021
	June 30, 2022	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$13,033	$(5,698)	(30.4)%
Precious metals	3,372	(535)	(13.7)
Derivatives, net	2,303	898	63.9
	$18,708	$(5,335)	(22.2)%
Trading liabilities:
Securities sold, not yet purchased	$907	$(196)	(17.8)%
Payables for precious metals	340	294	*
Derivatives, net	2,519	645	34.4
	$3,766	$743	24.6%

*Percentage change is greater than 100 percent.
(1)See Note 4, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were lower compared with December 31, 2021 due primarily to a decrease in equity positions, partially offset by an increase in foreign sovereign positions. Trading security positions are held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were lower compared with December 31, 2021 driven by a decline in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets decreased compared with December 31, 2021 due to a decrease in our own gold inventory position and lower spot prices, partially offset by an increase in our own silver inventory position. Payables for precious metals were higher compared with December 31, 2021 reflecting an increase in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both increased compared with December 31, 2021 mainly from market movements which resulted in higher valuations of foreign exchange, commodity and credit derivatives, partially offset by lower valuations of interest rate derivatives. Market movements on equity derivatives were mixed, resulting in high derivative asset valuations, but lower derivative liability valuations.
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
All Other Assets  All other assets include, among other items, properties and equipment, net, goodwill and other branch related assets held for sale. All other assets were higher compared with December 31, 2021 due primarily to increases in deferred tax assets, cash collateral posted and outstanding settlement balances related to security sales. These increases were partially offset by completion of the sale of other branch related assets held for sale during the first quarter of 2022.

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at June 30, 2022 and increases (decreases) since December 31, 2021:

		Increase (Decrease) From December 31, 2021
	June 30, 2022	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$108,733	$(10,551)	(8.8)%
Domestic and foreign banks	16,517	3,642	28.3
U.S. government and states and political subdivisions	134	(163)	(54.9)
Foreign governments and official institutions	1,879	53	2.9
Deposits held for sale(1)	—	(8,750)	(100.0)
Total deposits	$127,263	$(15,769)	(11.0)%

(1)Represented deposits associated with the exit of our mass market retail banking business as part of our Restructuring Plan.
Total deposits decreased compared with December 31, 2021 due primarily to lower demand and savings deposits driven by the attrition of balances our clients had previously built up during the COVID-19 pandemic and clients deploying cash to their businesses, as well as completion of the sale of the branch disposal group during the first quarter of 2022. These decreases were partially offset by increased deposits from affiliates and higher time deposits.
Short-Term Borrowings  Short-term borrowings were lower compared with December 31, 2021 due to a decline in securities sold under repurchase agreements, partially offset by an increase in commercial paper outstanding.
Long-Term Debt  Long-term debt decreased compared with December 31, 2021 as the impact of debt issuances was more than offset by debt retirements and fair value movements on fair value option debt. Debt issuances during the three and six months ended June 30, 2022 totaled $2,198 million and $2,845 million, respectively, of which $14 million and $102 million, respectively, was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $2,743 million of senior debt during the six months ended June 30, 2022, which included $1,000 million of senior notes that were issued by HSBC USA in May as well as $1,743 million of structured notes. Total long-term debt outstanding under this shelf was $8,331 million and $7,346 million at June 30, 2022 and December 31, 2021, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $102 million during the six months ended June 30, 2022. Total debt outstanding under this program was $1,955 million and $1,966 million at June 30, 2022 and December 31, 2021, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both June 30, 2022 and December 31, 2021.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities include, among other items, other branch related liabilities held for sale. Interest, taxes and other liabilities were higher compared with December 31, 2021 due primarily to increases in derivative balances associated with hedging activities and outstanding settlement balances related to security purchases. These increases were partially offset by completion of the sale of other branch related liabilities held for sale during the first quarter of 2022.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2022 Compared with 2021 Increase (Decrease)
Three Months Ended June 30,	2022	Volume	Rate	2021
	(dollars are in millions)
Interest income:
Short-term investments	$110	$(3)	$96	$17
Trading securities	55	(24)	25	54
Securities	169	(17)	26	160
Commercial loans	309	24	10	275
Consumer loans	128	(26)	(12)	166
Other	12	—	8	4
Total interest income	783	(46)	153	676
Interest expense:
Deposits	135	(12)	78	69
Short-term borrowings	21	3	14	4
Long-term debt	89	(15)	26	78
Tax liabilities and other	6	—	4	2
Total interest expense	251	(24)	122	153
Net interest income	$532	$(22)	$31	$523

Yield on total interest earning assets	1.94%			1.48%
Cost of total interest bearing liabilities	.87			.46
Interest rate spread	1.07			1.02
Benefit from net non-interest paying funds(1)	.25			.12
Net interest margin on average earning assets	1.32%			1.14%

HSBC USA Inc.

		2022 Compared with 2021 Increase (Decrease)
Six Months Ended June 30,	2022	Volume	Rate	2021
	(dollars are in millions)
Interest income:
Short-term investments	$137	$(3)	$107	$33
Trading securities	118	(32)	48	102
Securities	310	(43)	16	337
Commercial loans	547	22	(32)	557
Consumer loans	266	(40)	(29)	335
Other	17	(2)	6	13
Total interest income	1,395	(98)	116	1,377
Interest expense:
Deposits	193	(24)	67	150
Short-term borrowings	26	3	14	9
Long-term debt	157	(29)	26	160
Tax liabilities and other	10	1	5	4
Total interest expense	386	(49)	112	323
Net interest income	$1,009	$(49)	$4	$1,054

Yield on total interest earning assets	1.68%			1.51%
Cost of total interest bearing liabilities	.65			.48
Interest rate spread	1.03			1.03
Benefit from net non-interest paying funds(1)	.18			.13
Net interest margin on average earning assets	1.21%			1.16%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during the three months ended June 30, 2022 due primarily to higher interest income from short-term investments, commercial loans and securities driven by higher yields and higher commercial loan average balances. The increase in the three-month period was partially offset by higher interest expense from interest bearing liabilities driven by higher rates paid as well as lower interest income from consumer loans driven by lower average balances and lower yields. In the year-to-date period, net interest income decreased due primarily to higher interest expense from deposits and short-term borrowings driven by higher rates paid as well as lower interest income from consumer loans and securities driven by lower average balances and lower consumer loan yields. The decrease in the year-to-date period was partially offset by higher interest income from short-term investments and trading securities driven by higher yields on these investments.
Short-term investments Interest income increased during the three and six months ended June 30, 2022 due to higher yields reflecting the impact of higher market rates.
Trading securities Interest income was relatively flat during the three months ended June 30, 2022 and increased in the year-to-date period as the impact of higher yields reflecting the impact of higher market rates and a shift in mix to higher yielding equity positions was largely offset in the three-month period and partially offset in the year-to-date period by lower average balances. Lower average balances were driven by declines in foreign sovereign and U.S. Treasury positions, which were partially offset in the year-to-date period by an increase in equity positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income increased during the three months ended June 30, 2022 and decreased in the year-to-date period as the impact of higher yields reflecting the impact of higher market rates was partially offset in the three-month period and more than offset in the year-to-date period by lower average balances. Lower average balances were due primarily to declines in U.S. Treasury and foreign sovereign securities.
Commercial loans Interest income increased during the three months ended June 30, 2022 due to higher average balances driven by new business activity and higher yields reflecting the impact of higher market rates. In the year-to-date period, interest income decreased as the impact of higher average balances driven by new business activity was more than offset by

HSBC USA Inc.
lower yields reflecting the impact of low market rates on loans originated or refinanced during the second half of 2021 and the first quarter of 2022.
Consumer loans Interest income decreased during the three and six months ended June 30, 2022 due primarily to the impact of loan sales which resulted in lower average balances and lower yields, including a lower mix of higher yielding credit card receivables.
Other Higher interest income during the three and six months ended June 30, 2022 was due to higher yields reflecting the impact of higher market rates on cash collateral posted and investments in Federal Reserve Bank stock and FHLB stock.
Deposits Interest expense increased during the three and six months ended June 30, 2022 due to higher rates paid reflecting the impact of higher market rates. The increase was partially offset by lower average balances reflecting lower demand and savings deposits driven by the attrition of balances our clients had previously built up during the COVID-19 pandemic and clients deploying cash to their businesses, as well as completion of the sale of the branch disposal group during the first quarter of 2022. Also contributing to lower average balances was a decline in time deposits which was partially offset by higher savings deposits from a few large private banking clients.
Short-term borrowings Higher interest expense during the three and six months ended June 30, 2022 was due primarily to higher rates paid reflecting the impact of higher market rates.
Long-term debt Interest expense increased during the three months ended June 30, 2022 and decreased in the year-to-date period as the impact of higher rates paid reflecting the impact of higher market rates was partially offset in the three-month period and more than offset in the year-to-date period by lower average borrowings.
Tax liabilities and other Interest expense increased during the three and six months ended June 30, 2022 due primarily to higher rates paid on securities sold, not yet repurchased reflecting the impact of higher market rates.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$40	$(3)	$43	*
Business and corporate banking	22	(24)	46	*
Global banking	(2)	(79)	77	97.5
Other commercial	(1)	(1)	—	—
Total commercial loans	59	(107)	166	*
Consumer loans:
Residential mortgages	(1)	8	(9)	*
Home equity mortgages	1	(5)	6	*
Credit cards	5	(76)	81	*
Other consumer	(1)	(21)	20	95.2
Total consumer loans	4	(94)	98	*
Total loans	63	(201)	264	*
Securities held-to-maturity	(1)	—	(1)	*
Other financial assets measured at amortized cost	—	(1)	1	100.0
Securities available-for-sale	2	—	2	*
Off-balance sheet credit exposures	5	(27)	32	*
Total provision for credit losses	$69	$(229)	$298	*

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$89	$(28)	$117	*
Business and corporate banking	(18)	(77)	59	76.6
Global banking	27	(144)	171	*
Other commercial	(3)	(1)	(2)	*
Total commercial loans	95	(250)	345	*
Consumer loans:
Residential mortgages	(5)	6	(11)	*
Home equity mortgages	1	(8)	9	*
Credit cards	4	(77)	81	*
Other consumer	(1)	(17)	16	94.1
Total consumer loans	(1)	(96)	95	99.0
Total loans	94	(346)	440	*
Securities held-to-maturity	(1)	—	(1)	*
Other financial assets measured at amortized cost	—	(1)	1	100.0
Securities available-for-sale	1	—	1	*
Off-balance sheet credit exposures	(14)	(109)	95	87.2
Total provision for credit losses	$80	$(456)	$536	*

*Percentage change is greater than 100 percent.
Our provision for credit losses increased $298 million and $536 million during the three and six months ended June 30, 2022, respectively, due to a higher provision for credit losses on both our commercial and consumer loan portfolios as well as a higher provision for credit losses on off-balance sheet credit exposures.
The provision for credit losses on our commercial loan portfolio increased $166 million and $345 million during the three and six months ended June 30, 2022, respectively, reflecting loss provisions compared with releases in credit loss reserves in the prior year periods. The loss provisions in the current year periods were driven by the weakening of economic conditions which resulted in increases in credit reserves for risk factors associated with large loan and higher risk industry exposures, supply chain disruptions and energy price uncertainty, as well as weakness in the financial condition of certain clients and, in the current three-month period, a worsening of economic forecasts. Also contributing to the loss provisions in the current year periods were higher provisions associated with loan growth and maturity extensions. In the prior year periods, the releases in credit reserves were driven by improved economic conditions which resulted in improved economic forecasts and improvements in the credit condition of certain clients as well as declines in credit reserves for risk factors associated with higher risk client exposures and, in the year-to-date period, economic uncertainty. Client paydowns and loan sales also contributed to the releases in the prior year periods.
The provision for credit losses on our consumer loan portfolio increased $98 million and $95 million during the three and six months ended June 30, 2022, respectively, due primarily to releases in credit loss reserves in the prior year periods driven by our decision to exit our mass market retail banking business which resulted in a release of credit loss reserves and a reduction to the provision for credit losses of approximately $100 million during the second quarter of 2021, including declines in credit reserves for risk factors primarily associated with economic uncertainty and forbearance accounts. Also contributing to the releases in credit reserves in the prior year periods were improved economic conditions which resulted in improved economic forecasts. In the current year three-month period, a modest loss provision was driven by the weakening of economic conditions which resulted in a worsening of economic forecasts. In the current year-to-date period, the provision for credit losses was relatively flat as an increase in credit reserves for risk factors associated with economic uncertainty was more than offset by the impact of net recoveries.
The provision for credit losses on off-balance sheet credit exposures increased $32 million during the three months ended June 30, 2022 reflecting a modest loss provision in the current year period resulting from the weakening of economic conditions compared with a release in credit loss reserves in the prior year period resulting from improved economic conditions. In the

HSBC USA Inc.
year-to-date period, the provision for credit losses on off-balance sheet credit exposures increased $95 million reflecting a lower release in credit loss reserves. The modest release in credit reserves in the current year period resulted from improvements in the credit condition of certain clients while the release in the prior year period resulted from improved economic conditions.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Credit card fees, net	$12	$13	$(1)	(7.7)%
Trust and investment management fees	34	26	8	30.8
Other fees and commissions	160	171	(11)	(6.4)
Trading revenue	61	2	59	*
Other securities gains, net	9	18	(9)	(50.0)
Servicing and other fees from HSBC affiliates	87	70	17	24.3
Gain on instruments designated at fair value and related derivatives	19	7	12	*
Other income (loss):
Valuation of loans held for sale	(9)	(5)	(4)	(80.0)
Residential mortgage banking revenue (expense)	(2)	1	(3)	*
Insurance	1	2	(1)	(50.0)
Miscellaneous income (loss)	(29)	(1)	(28)	*
Total other income (loss)	(39)	(3)	(36)	*
Total other revenues	$343	$304	$39	12.8%

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Credit card fees, net	$27	$23	$4	17.4%
Trust and investment management fees	60	55	5	9.1
Other fees and commissions	338	336	2	.6
Trading revenue	133	43	90	*
Other securities gains, net	29	47	(18)	(38.3)
Servicing and other fees from HSBC affiliates	188	153	35	22.9
Gain on instruments designated at fair value and related derivatives	25	25	—	—
Gain on sale of branch disposal group, net	111	—	111	*
Other income (loss):
Valuation of loans held for sale	(6)	(5)	(1)	(20.0)
Residential mortgage banking revenue	4	17	(13)	(76.5)
Insurance	2	3	(1)	(33.3)
Miscellaneous income (loss)	(82)	(9)	(73)	*
Total other income (loss)	(82)	6	(88)	*
Total other revenues	$829	$688	$141	20.5%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net was relatively flat during the three months ended June 30, 2022 and increased in the year-to-date period as lower income from retail credit cards reflecting the impact of loan sales was largely offset in the three-month period and more than offset in the year-to-date period by higher income from commercial credit cards. The increase in income from commercial credit cards reflects higher interchange fees driven by higher client spending, partially offset by higher cost estimates associated with our credit card rewards program.

HSBC USA Inc.
Trust and investment management fees  Trust and investment management fees increased during the three and six months ended June 30, 2022 due to higher fees from liquidity funds driven by lower fee waivers reflecting the impact of higher market interest rates and higher average liquidity assets under management. The increase was partially offset by lower fees from fixed income funds driven by unfavorable market performance.
Other fees and commissions Other fees and commissions decreased during the three months ended June 30, 2022 due primarily to lower fees from loan syndication, loan commitments and wire transfers reflecting lower business activity compared with the prior year period. The decrease was partially offset by higher loan servicing fees reflecting the temporary servicing agreement we entered into associated with the sale of a portfolio of mass market retail credit cards to a third party during the fourth quarter of 2021. In the year-to-date period, other fees and commissions were relatively flat as higher loan servicing fees were largely offset by lower fees from wire transfers. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.
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

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$42	$36	$6	16.7%
Metals	20	9	11	*
Debt Markets	—	2	(2)	(100.0)
Securities Financing	(18)	(42)	24	57.1
Markets Treasury	15	4	11	*
Legacy structured credit products	—	1	(1)	(100.0)
Other trading(1)	2	(8)	10	*
Total trading revenue	$61	$2	$59	*

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$103	$96	$7	7.3%
Metals	44	28	16	57.1
Debt Markets	(3)	1	(4)	*
Securities Financing	(53)	(77)	24	31.2
Markets Treasury	41	6	35	*
Legacy structured credit products	1	3	(2)	(66.7)
Other trading(1)	—	(14)	14	100.0
Total trading revenue	$133	$43	$90	*

*Percentage change is greater than 100 percent.
(1)Includes trading revenue related to Global Banking and Equities. During the three and six months ended June 30, 2021, other trading revenue also included $6 million and $10 million, respectively, of trading losses associated with the exit of certain derivative contracts as part of our Restructuring Plan.
Trading revenue increased during the three and six months ended June 30, 2022 due primarily to higher revenue in Securities Financing, Markets Treasury and Metals. Higher revenue in Securities Financing was due to lower losses related to swaps in prime brokerage. Revenue was higher in Markets Treasury due to the improved performance of economic hedge positions used

HSBC USA Inc.
to manage interest rate risk and revenue was higher in Metals as market volatility resulted in increased trading opportunities. Also contributing to the increase in trading revenue was the non-recurrence of Other trading losses recorded in the prior year periods associated with the exit of certain derivative contracts as part of our Restructuring Plan.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2022, we sold $686 million and $1,002 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities compared with $2,263 million and $6,170 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net decreased during the three and six months ended June 30, 2022 reflecting the impact of lower sales activity. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 5, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates increased during the three and six months ended June 30, 2022 due primarily to higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc and, in the year-to-date period, higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates.
Gain on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans, certain of our own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain on instruments designated at fair value and related derivatives increased during the three months ended June 30, 2022 and was flat in the year-to-date period as favorable movements related to the economic hedging of interest rate and other risks within our hybrid instruments were partially offset in the three-month period and offset in the year-to-date period by valuation losses in the current year periods on certain commercial loans as well as unfavorable movements related to the economic hedging of interest rate risk within our own debt. See Note 11, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
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
Other income (loss)  Other income (loss) was lower during the three and six months ended June 30, 2022 due primarily to a loss of $31 million recorded during the second quarter of 2022 on the swap agreements entered into in conjunction with the sales of Visa Class B Shares primarily related to an increase in the expected timing of the final resolution of the related litigation and, in the year-to-date period, a loss of $35 million recorded during the first quarter of 2022 on the sale of a portfolio of consumer mortgage loans. Also contributing to the decrease in both periods were higher losses associated with bank owned life insurance, lower gains on sales of commercial loans and lower residential mortgage banking revenue driven by lower gains on sales of residential mortgage loans. These decreases were partially offset by higher income associated with credit default swap protection which largely reflects the hedging of a few client relationships.

HSBC USA Inc.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$138	$182	$(44)	(24.2)%
Support services from HSBC affiliates:
Fees paid to HTSU	244	268	(24)	(9.0)
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	46	18	28	*
Fees paid to other HSBC affiliates	129	106	23	21.7
Total support services from HSBC affiliates	419	392	27	6.9
Occupancy expense, net	13	118	(105)	(89.0)
Other expenses:
Equipment and software	26	33	(7)	(21.2)
Marketing	7	9	(2)	(22.2)
Outside services	19	18	1	5.6
Professional fees	53	23	30	*
Federal Deposit Insurance Corporation ("FDIC") assessment fees	12	15	(3)	(20.0)
Miscellaneous	6	12	(6)	(50.0)
Total other expenses	123	110	13	11.8
Total operating expenses	$693	$802	$(109)	(13.6)%
Personnel - average number	2,517	3,799
Efficiency ratio	79.2%	97.0%

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$292	$358	$(66)	(18.4)%
Support services from HSBC affiliates:
Fees paid to HTSU	504	512	(8)	(1.6)
Fees paid to HMUS	83	46	37	80.4
Fees paid to other HSBC affiliates	250	201	49	24.4
Total support services from HSBC affiliates	837	759	78	10.3
Occupancy expense, net	30	148	(118)	(79.7)
Other expenses:
Equipment and software	50	56	(6)	(10.7)
Marketing	14	18	(4)	(22.2)
Outside services	35	35	—	—
Professional fees	74	42	32	76.2
FDIC assessment fees	27	33	(6)	(18.2)
Miscellaneous	20	35	(15)	(42.9)
Total other expenses	220	219	1	.5
Total operating expenses	$1,379	$1,484	$(105)	(7.1)%
Personnel - average number	2,763	3,867
Efficiency ratio	75.0%	85.2%

*Percentage change is greater than 100 percent.
Salaries and employee benefits  Salaries and employee benefits expense decreased during the three and six months ended June 30, 2022 due primarily to lower salaries and incentive compensation expense driven by staff reductions related to our

HSBC USA Inc.
Restructuring Plan, including completion of the sale of the branch disposal group during the first quarter of 2022. Also contributing to the decrease, to a lesser extent, was lower salaries expense reflecting the impact of certain wholesale operations staff which were transferred from HSBC Bank USA to HTSU support services during the first quarter of 2022.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates increased during the three and six months ended June 30, 2022 due primarily to higher allocated restructuring related costs from HTSU and other HSBC affiliates. During the three and six months ended June 30, 2022, we recorded $55 million and $95 million, respectively, of allocated restructuring related costs from HTSU and other HSBC affiliates, primarily support service project costs and severance costs, compared with $29 million and $48 million of allocated costs during the prior year periods. Also contributing to the increase were higher cost allocations from HMUS associated with Global Banking activities reflecting the impacts of higher staff costs and an updated service level agreement as well as higher costs associated with our investments in systems infrastructure and new technologies. In addition, the increase reflects higher expense due to the transfer of certain wholesale operations staff from HSBC Bank USA to HTSU support services as discussed above. These increases were partially offset by lower cost allocations from our support service functions driven by the execution of our Restructuring Plan. A summary of the services received from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net was lower during the three and six months ended June 30, 2022 due primarily to the non-recurrence of $82 million of lease impairment and other related costs recorded during the second quarter of 2021 related to the exit of certain branches and office space as part of our Restructuring Plan. Also contributing to the decrease were lower operating lease costs and depreciation expense driven by the execution of our Restructuring Plan, including completion of the sale of the branch disposal group during the first quarter of 2022.
Other expenses  Other expenses increased during the three months ended June 30, 2022 due primarily to higher professional fees driven by higher attorney's fees, partially offset by higher levels of expense capitalization related to internally developed software as well as declines in equipment costs, deposit insurance assessment fees and marketing expense. In the year-to-date period, other expenses were flat as higher professional fees driven by higher attorney's fees were offset by higher levels of expense capitalization related to internally developed software as well as declines in equipment costs, deposit insurance assessment fees and marketing expense.
Efficiency ratio  Our efficiency ratio improved during the three and six months ended June 30, 2022 due to lower operating expenses driven by lease impairment and other related costs recorded during the second quarter of 2021 as discussed above and higher other revenues driven by higher trading revenue and, in the year-to-date period, the gain on sale of the branch disposal group recorded during the first quarter of 2022 as discussed above. While net interest income was higher and contributed to the improvement in the three-month period, it was lower in the year-to-date period.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended June 30,	2022	2021
	(dollars are in millions)
Income before income tax	$113	$254
Income tax expense	23	61
Effective tax rate	20.4%	24.0%

Six Months Ended June 30,	2022	2021
	(dollars are in millions)
Income before income tax	$379	$714
Income tax expense	88	182
Effective tax rate	23.2%	25.5%
Income tax expense and the effective tax rate decreased during the three and six months ended June 30, 2022. The decrease in income tax expense was driven by lower pre-tax income, while the decrease in the effective tax rate resulted from higher expected investment tax credits in the current year periods.
Management evaluated the need for a valuation allowance against deferred tax assets at June 30, 2022 and it was determined that a valuation allowance was not required at this time.

HSBC USA Inc.
Segment Results – Group Reporting Basis

We have distinct businesses, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB"), and Global Banking and Markets ("GBM"). These businesses and a Corporate Center ("CC") serve as our reportable segments with the exception of GBM. Our GBM business is comprised of three distinct operating segments: Global Banking ("GB"), Markets and Securities Services ("MSS"), and Global Banking and Markets Other ("GBM Other"), which are separately reported as discussed further below, effective as of the fourth quarter of 2021 for all periods presented.
See Note 15, "Business Segments," in the accompanying consolidated financial statements for a table that summarizes the impact of this change on reported segment profit (loss) before tax, total assets and total deposits as of and for the three and six months ended June 30, 2021. There have been no changes in the basis of our segmentation as compared with the presentation in our 2021 Form 10-K. See Item 1, "Business," in our 2021 Form 10-K for a description of our segments, including a discussion of the main business activities of the segments and a summary of their products and services.
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

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Net interest income	$185	$205	$(20)	(9.8)%
Other operating income	32	71	(39)	(54.9)
Total operating income(1)	217	276	(59)	(21.4)
Expected credit losses	(6)	1	(7)	*
Net operating income	223	275	(52)	(18.9)
Operating expenses	197	355	(158)	(44.5)
Profit (loss) before tax	$26	$(80)	$106	*

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Net interest income	$354	$414	$(60)	(14.5)%
Other operating income	195	158	37	23.4
Total operating income(1)	549	572	(23)	(4.0)
Expected credit losses	(2)	(1)	(1)	(100.0)
Net operating income	551	573	(22)	(3.8)
Operating expenses	439	642	(203)	(31.6)
Profit (loss) before tax	$112	$(69)	$181	*

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$100	$106	$(6)	(5.7)%
Retail banking mortgages, credit cards and other personal lending	51	77	(26)	(33.8)
Wealth and asset management products	23	19	4	21.1
Private banking	57	43	14	32.6
Retail business banking and other(2)	(14)	31	(45)	*
Total operating income	$217	$276	$(59)	(21.4)%

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$184	$216	$(32)	(14.8)%
Retail banking mortgages, credit cards and other personal lending	115	165	(50)	(30.3)
Wealth and asset management products	41	39	2	5.1
Private banking	104	88	16	18.2
Retail business banking and other(2)	105	64	41	64.1
Total operating income	$549	$572	$(23)	(4.0)%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue. During the six months ended June 30, 2022, retail business banking and other also reflects a gain of $148 million on the sale of the branch disposal group associated with the exit of our mass market retail banking business and a loss on the sale of a portfolio of consumer mortgage loans as discussed below.
Our WPB segment reported a profit before tax during the three and six months ended June 30, 2022 compared with a loss before tax in the prior year periods. The improvement in the three-month period was due primarily to lower operating expenses, partially offset by lower other operating income and lower net interest income. In the year-to-date period, the improvement was due primarily to lower operating expenses and higher other operating income driven by completion of the sale of the branch disposal group associated with the exit of our mass market retail banking business which resulted in a gain of $148 million during the first quarter of 2022. The improvement in the year-to-date period was partially offset by lower net interest income.

HSBC USA Inc.
Net interest income decreased during the three and six months ended June 30, 2022 due primarily to the impact of loan sales and completion of the sale of the branch disposal group during the first quarter of 2022 which resulted in lower average loan and deposit balances as well as lower spreads. Also contributing to the decrease was the unfavorable impact of lower deposits driven by the attrition of balances our customers had previously built up during the COVID-19 pandemic which was partially offset by higher savings deposits from a few large private banking clients.
Excluding the gain on sale of the branch disposal group as discussed above, other operating income decreased during the three and six months ended June 30, 2022 due primarily to a loss of $31 million recorded during the second quarter of 2022 on the swap agreements entered into in conjunction with the sales of Visa Class B Shares primarily related to an increase in the expected timing of the final resolution of the related litigation and, in the year-to-date period, a loss of $55 million recorded during the first quarter of 2022 on the sale of a portfolio of consumer mortgage loans. Also contributing to the decrease in both periods was lower residential mortgage banking revenue driven by unfavorable fair value adjustments on residential mortgage loans held for trading as well as lower allocated Markets Treasury revenue. These decreases were partially offset by higher investment management fees driven by lower liquidity fee waivers reflecting the impact of higher market interest rates and higher average assets under management.
Expected credit losses improved during the three months ended June 30, 2022 driven by improvements in the credit quality of the portfolio, partially offset by the weakening of economic conditions which resulted in a worsening of economic forecasts. In the year-to-date period, expected credit losses were relatively flat as the impact of improvements in the credit quality of the portfolio was largely offset by an increase in credit reserves for risk factors associated with economic uncertainty.
Operating expenses decreased during the three and six months ended June 30, 2022 driven by the execution of our Restructuring Plan, including completion of the sale of the branch disposal group during the first quarter of 2022, which resulted in declines in staff costs, operating lease costs, marketing expense and cost allocations from our technology and support service functions. Also contributing to the decrease was the non-recurrence of $57 million of lease impairment and other related costs recorded during the second quarter of 2021 primarily related to the exit of certain branches as part of our Restructuring Plan as well as lower deposit insurance assessment fees.
Client Assets The following table provides information regarding private banking client assets during the six months ended June 30, 2022 and 2021:

Six Months Ended June 30,	2022	2021
	(in millions)
Client assets at beginning of period	$66,181	$44,104
Net new money (outflows)	(2,459)	9,008
Value change	(8,349)	2,078
Client assets at end of period	$55,373	$55,190

HSBC USA Inc.
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Net interest income	$220	$190	$30	15.8%
Other operating income	73	72	1	1.4
Total operating income(1)	293	262	31	11.8
Expected credit losses	54	(12)	66	*
Net operating income	239	274	(35)	(12.8)
Operating expenses	143	153	(10)	(6.5)
Profit before tax	$96	$121	$(25)	(20.7)%

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Net interest income	$405	$380	$25	6.6%
Other operating income	156	138	18	13.0
Total operating income(1)	561	518	43	8.3
Expected credit losses	27	(50)	77	*
Net operating income	534	568	(34)	(6.0)
Operating expenses	290	303	(13)	(4.3)
Profit before tax	$244	$265	$(21)	(7.9)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$111	$111	$—	—%
Global Liquidity and Cash Management ("GLCM")	125	100	25	25.0
Global Trade and Receivables Finance ("GTRF")	20	16	4	25.0
Investment banking products and other(2)	37	35	2	5.7
Total operating income	$293	$262	$31	11.8%

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$219	$217	$2	.9%
GLCM	222	199	23	11.6
GTRF	39	30	9	30.0
Investment banking products and other(2)	81	72	9	12.5
Total operating income	$561	$518	$43	8.3%
(2)Includes allocated Markets Treasury revenue.
Our CMB segment reported a lower profit before tax during the three and six months ended June 30, 2022 due to higher expected credit losses, partially offset by higher net interest income, lower operating expenses and, in the year-to-date period, higher other operating income.
Net interest income increased during the three and six months ended June 30, 2022 due to higher deposit spreads reflecting the impacts of higher market rates and higher average loan balances, partially offset in the three-month period by lower average deposit balances.
Other operating income was relatively flat during the three months ended June 30, 2022. In the year-to-date period, other operating income increased due primarily to higher fees from loan syndication, account services and letters of credit.

HSBC USA Inc.
Expected credit losses increased during the three and six months ended June 30, 2022 reflecting loss provisions compared with releases in credit loss reserves in the prior year periods. The loss provisions in the current year periods were driven by the weakening of economic conditions which resulted in weakness in the financial condition of certain clients and increases in credit reserves for risk factors associated with service industry loan exposures. Also contributing to the loss provisions in the current year periods were higher provisions associated with loan growth. In the prior year periods, the releases in credit reserves were driven by improved economic conditions which resulted in improved economic forecasts as well as client paydowns.
Operating expenses decreased during the three and six months ended June 30, 2022 due primarily to lower incentive compensation expense and lower branch network costs, partially offset by higher cost allocations from our technology and support service functions.
Global Banking and Markets Our GBM business is comprised of three reportable operating segments:
Global Banking  The following table summarizes the Group Reporting Basis results for our GB segment:

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Net interest income	$106	$79	$27	34.2%
Other operating income	130	113	17	15.0
Total operating income(1)	236	192	44	22.9
Expected credit losses	(3)	(72)	69	95.8
Net operating income	239	264	(25)	(9.5)
Operating expenses	115	96	19	19.8
Profit before tax	$124	$168	$(44)	(26.2)%

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Net interest income	$184	$162	$22	13.6%
Other operating income	254	218	36	16.5
Total operating income(1)	438	380	58	15.3
Expected credit losses	(5)	(122)	117	95.9
Net operating income	443	502	(59)	(11.8)
Operating expenses	232	190	42	22.1
Profit before tax	$211	$312	$(101)	(32.4)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our GB segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
GLCM	$119	$91	$28	30.8%
Capital Markets	29	64	(35)	(54.7)
Credit and Lending	15	26	(11)	(42.3)
GTRF	13	13	—	—
GB Other(2)	60	(2)	62	*
Total operating income	$236	$192	$44	22.9%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
GLCM	$209	$178	$31	17.4%
Capital Markets	94	131	(37)	(28.2)
Credit and Lending	36	44	(8)	(18.2)
GTRF	25	25	—	—
GB Other(2)	74	2	72	*
Total operating income	$438	$380	$58	15.3%
(2)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection, certain credit-linked structured notes and loan sales.
Our GB segment reported a lower profit before tax during the three and six months ended June 30, 2022 due to higher expected credit losses and higher operating expenses, partially offset by higher other operating income and higher net interest income.
Revenue increased during the three and six months ended June 30, 2022 due to higher revenue in GB Other and GLCM, partially offset by lower revenue in Capital Markets and Credit and Lending. Higher revenue in GB Other was driven by valuation gains recorded in the current year periods on certain credit-linked structured notes and higher income associated with credit default swap protection which largely reflects the hedging of a few client relationships. Higher GLCM revenue was due primarily to higher net interest income reflecting the impact of higher market rates as well as higher account service fees. Lower Capital Markets revenue was due primarily to lower fees from loan syndication, valuations losses in the current year periods on certain commercial loans and the non-recurrence of revenue associated with the collection of a nonaccrual loan in the prior year periods. Lower revenue in Credit and Lending was driven by lower fees from loan commitments and the non-recurrence of revenue associated with the collection of a nonaccrual loan in the prior year periods, partially offset by higher net interest income from improved spreads.
Expected credit losses increased during the three and six months ended June 30, 2022 reflecting lower releases in credit loss reserves. The modest releases in credit reserves in the current year periods were driven by improvements in the credit condition of certain clients and declines in credit reserves for risk factors associated with oil and gas industry loan exposures. In the prior year periods, the releases in credit reserves were driven by improved economic conditions which resulted in improved economic forecasts and improvements in the credit condition of certain clients. Client paydowns and loan sales also contributed to the releases in the prior year periods.
Operating expenses increased during the three and six months ended June 30, 2022 due primarily to higher cost allocations from our technology and support service functions, including higher cost allocations from HMUS reflecting the impacts of higher staff costs and an updated service level agreement.

HSBC USA Inc.
Markets and Securities Services  The following table summarizes the Group Reporting Basis results for our MSS segment:

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(in millions)
Net interest income	$—	$12	$(12)	(100.0)%
Other operating income	100	41	59	*
Total operating income(1)	100	53	47	88.7
Expected credit losses	—	—	—	—
Net operating income	100	53	47	88.7
Operating expenses	80	65	15	23.1
Profit (loss) before tax	$20	$(12)	$32	*

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(in millions)
Net interest income	$16	$25	$(9)	(36.0)%
Other operating income	242	157	85	54.1
Total operating income(1)	258	182	76	41.8
Expected credit losses	—	—	—	—
Net operating income	258	182	76	41.8
Operating expenses	149	146	3	2.1
Profit before tax	$109	$36	$73	*

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our MSS segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$65	$48	$17	35.4%
Debt Markets	—	(1)	1	100.0
Securities Financing	12	6	6	100.0
Equities	16	—	16	*
Securities Services	6	7	(1)	(14.3)
MSS Other(2)	1	(6)	7	*
Credit and funding valuation adjustments	—	(1)	1	100.0
Total MSS	$100	$53	$47	88.7%

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$156	$134	$22	16.4%
Debt Markets	2	(3)	5	*
Securities Financing	32	15	17	*
Equities	43	16	27	*
Securities Services	14	13	1	7.7
MSS Other(2)	—	(10)	10	100.0
Credit and funding valuation adjustments	11	17	(6)	(35.3)
Total MSS	$258	$182	$76	41.8%
(2)Includes revenue associated with the exit of certain derivative contracts as part of our Restructuring Plan, including trading losses of $6 million and $10 million recorded during the three and six months ended June 30, 2021, respectively.
Our MSS segment reported a profit before tax during the three months ended June 30, 2022 compared with a loss before tax during the prior year period due to higher other operating income, partially offset by higher other operating expenses and lower

HSBC USA Inc.
net interest income. In the year-to-date period, our MSS segment reported a higher profit before tax due primarily to higher other operating income, partially offset by lower net interest income.
Revenue increased during the three and six months ended June 30, 2022 due primarily to higher revenue in Foreign Exchange and Metals, Equities, Securities Financing and MSS Other. Higher revenue in Foreign Exchange and Metals was due to market volatility which resulted in increased trading opportunities. Higher Equities revenue was driven by higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc. Higher revenue in Securities Financing was due to increased business activity and improved yields while higher revenue in MSS Other was driven by the non-recurrence of trading losses recorded in the prior year periods associated with the exit of certain derivative contracts as part of our Restructuring Plan. These increases were partially offset in the year-to-date period by unfavorable Credit and funding valuation adjustments attributable primarily to lower gains from credit valuation adjustments on derivative assets.
Operating expenses increased during the three and six months ended June 30, 2022 due primarily to higher cost allocations from our technology and support service functions, partially offset by lower staff costs.
Global Banking and Markets Other  The following table summarizes the Group Reporting Basis results for our GBM Other segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(in millions)
Net interest income (expense)	$1	$(5)	$6	*
Other operating income	26	29	(3)	(10.3)
Total operating income	27	24	3	12.5
Expected credit losses	1	—	1	*
Net operating income	26	24	2	8.3
Operating expenses	21	25	(4)	(16.0)
Profit (loss) before tax	$5	$(1)	$6	*

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(in millions)
Net interest expense	$(1)	$(6)	$5	83.3%
Other operating income	50	54	(4)	(7.4)
Total operating income	49	48	1	2.1
Expected credit losses	1	(1)	2	*
Net operating income	48	49	(1)	(2.0)
Operating expenses	45	51	(6)	(11.8)
Profit (loss) before tax	$3	$(2)	$5	*

*Percentage change is greater than 100 percent.
Our GBM Other segment reported a profit before tax during the three and six months ended June 30, 2022 compared with a loss before tax during the prior year periods due primarily to lower operating expenses driven by lower administrative expenses and lower cost allocations from our support service functions as well as lower net interest expense driven by lower liquidity charges.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Net interest expense	$(12)	$(1)	$(11)	*
Other operating income	16	18	(2)	(11.1)
Total operating income(1)	4	17	(13)	(76.5)
Expected credit losses	—	—	—	—
Net operating income	4	17	(13)	(76.5)
Operating expenses	115	71	44	62.0
Loss before tax	$(111)	$(54)	$(57)	*

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Net interest expense	$(13)	$(2)	$(11)	*
Other operating income	8	29	(21)	(72.4)
Total operating income (expense)(1)	(5)	27	(32)	*
Expected credit losses	—	—	—	—
Net operating income (expense)	(5)	27	(32)	*
Operating expenses	181	102	79	77.5
Loss before tax	$(186)	$(75)	$(111)	*

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Legacy structured credit products	$—	$—	$—	—%
Other	4	17	(13)	(76.5)
Total operating income	$4	$17	$(13)	(76.5)%

			Increase (Decrease)
Six Months Ended June 30,	2022	2021	Amount	%
	(dollars are in millions)
Legacy structured credit products	$1	$3	$(2)	(66.7)%
Other	(6)	24	(30)	*
Total operating income	$(5)	$27	$(32)	*
Our CC segment reported a higher loss before tax during the three and six months ended June 30, 2022 due primarily to higher operating expenses, higher interest expense and, in the year-to-date period, lower other operating income.
Net interest expense increased during the three and six months ended June 30, 2022 reflecting higher retained liquidity charges.
Other operating income was relatively flat during the three months ended June 30, 2022. In the year-to-date period, other operating income decreased due primarily to unfavorable movements related to the economic hedging of interest rate risk within our own debt, lower income from equity investments and higher losses on certain investments held for Community Reinvestment Act purposes.
Operating expenses increased during the three and six months ended June 30, 2022 due primarily to higher professional fees driven by higher attorney's fees, higher allocated restructuring related costs from HTSU and other HSBC affiliates, primarily support service project costs and severance costs, as well as higher costs associated with our investments in systems infrastructure and new technologies. These increases were partially offset by higher levels of expense capitalization related to internally developed software and the non-recurrence of $10 million of lease impairment and other related costs recorded during the second quarter of 2021 associated with closed branches and certain office space as part of our Restructuring Plan.

HSBC USA Inc.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2021 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2021 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2022.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2022	March 31, 2022	December 31, 2021
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$499	$441	$420
Consumer loans	35	26	27
Total loans	534	467	447
Securities held-to-maturity	—	1	1
Other financial assets measured at amortized cost(1)	1	1	1
Securities available-for-sale	2	—	1
Total allowance for credit losses	$537	$469	$450

Liability for off-balance sheet credit exposures	$89	$84	$103

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at June 30, 2022 increased $68 million or 14 percent as compared with March 31, 2022 and increased $87 million or 19 percent as compared with December 31, 2021 due primarily to a higher loss estimate on our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio.
Our commercial allowance for credit losses at June 30, 2022 increased $58 million or 13 percent as compared with March 31, 2022 and increased $79 million or 19 percent as compared with December 31, 2021 driven by the weakening of economic conditions which resulted in increases in credit reserves for risk factors associated with large loan and higher risk industry exposures, supply chain disruptions and energy price uncertainty, as well as weakness in the financial condition of certain clients and, as compared with March 31, 2022, a worsening of economic forecasts. Also contributing to the increase in both periods were higher loss estimates associated with loan growth and maturity extensions. The increase as compared with December 31, 2021 was partially offset by charge-offs.
Our consumer allowance for credit losses at June 30, 2022 increased $9 million or 35 percent as compared with March 31, 2022 and increased $8 million or 30 percent as compared with December 31, 2021 driven by the weakening of economic conditions which resulted in a worsening of economic forecasts as compared with March 31, 2022 and an increase in credit reserves for risk factors associated with economic uncertainty as compared with December 31, 2021.
The liability for off-balance sheet credit exposures at June 30, 2022 increased $5 million or 6 percent as compared with March 31, 2022 resulting from the weakening of economic conditions. As compared with December 31, 2021, the liability for off-balance sheet credit exposures decreased $14 million or 14 percent resulting from improvements in the credit condition of certain clients.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	June 30, 2022		March 31, 2022		December 31, 2021
	(dollars are in millions)
Commercial:
Real estate, including construction	$162	14.2%	$122	13.7%	$73	14.7%
Business and corporate banking	218	26.1	197	26.1	243	25.0
Global banking	118	21.0	120	20.4	100	19.9
Other commercial	1	11.0	2	12.3	4	11.6
Total commercial	499	72.3	441	72.4	420	71.2
Consumer:
Residential mortgages	6	26.7	5	26.6	8	27.7
Home equity mortgages	7	.6	6	.5	5	.6
Credit cards	22	.3	15	.3	14	.4
Other consumer	—	.1	—	.2	—	.1
Total consumer	35	27.7	26	27.6	27	28.8
Total	$534	100.0%	$467	100.0%	$447	100.0%
The following table sets forth key ratios for the allowance for credit losses on loans:

	June 30, 2022	March 31, 2022	December 31, 2021
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.21%	1.13%	1.14%
Affiliates	—	—	—
Total commercial	1.12	1.04	1.06
Consumer:
Residential mortgages	.04	.03	.05
Home equity mortgages	1.99	1.96	1.54
Credit cards	10.78	7.32	6.86
Other consumer	—	—	—
Total consumer	.20	.16	.17
Total loans	.86	.80	.80
Nonperforming loans:(1)(2)
Commercial	161%	151%	111%
Consumer	17	19	11
Total nonperforming loans	103	109	72

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 7, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three and six months ended June 30, 2022 and 2021.
The allowance for credit losses on loans as a percentage of total loans held for investment at June 30, 2022 increased as compared with both March 31, 2022 and December 31, 2021 as the increase in our allowance for credit losses for the reasons discussed above outpaced an increase in total loans held for investment.

HSBC USA Inc.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at June 30, 2022 decreased as compared with March 31, 2022 as an increase in nonperforming loans as discussed further below in both our consumer and commercial loan portfolios outpaced the increase in our allowance for credit losses for the reasons discussed above. As compared with December 31, 2021, the allowance for credit losses on loans as a percentage of nonperforming loans held for investment increased due to the increase in our allowance for credit losses for the reasons discussed above and a decrease in nonperforming loans as discussed further below in both our consumer and commercial loan portfolios.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	June 30, 2022		March 31, 2022		December 31, 2021
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$128	.29%	$31	.07%	$112	.28%
Consumer:
Residential mortgages(1)(2)	110	.67	42	.27	103	.67
Home equity mortgages(1)(2)	3	.85	1	.33	1	.31
Credit cards	2	.98	2	.98	3	1.47
Total consumer	115	.67	45	.28	107	.67
Total	$243	.39	$76	.13	$219	.39

(1)At June 30, 2022, March 31, 2022 and December 31, 2021, consumer mortgage loan delinquency includes $46 million, $7 million and $24 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	June 30, 2022		March 31, 2022		December 31, 2021
	Delinquent Loans	Delinquency Ratio	Delinquent Loan	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$4	.10%	$—	—%	$3	.07%
ARM loans	62	.50	31	.26	67	.56
Our two-months-and-over contractual delinquency ratio increased 26 basis points compared with March 31, 2022 and was flat compared with December 31, 2021. The increase in the ratio as compared with March 31, 2022 was due to higher dollars of delinquency in both our commercial and consumer loan portfolios, partially offset by higher outstanding loan balances. As compared with December 31, 2021, higher dollars of delinquency in both our commercial and consumer loan portfolios were offset by higher outstanding loan balances.
Our commercial loan two-months-and-over contractual delinquency ratio increased 22 basis points compared with March 31, 2022 and was relatively flat compared with December 31, 2021. The increase in the ratio as compared with March 31, 2022 was due to higher dollars of delinquency driven primarily by two commercial real estate loans which became 60 days past due, partially offset by higher outstanding loan balances. As compared with December 31, 2021, the impact of higher dollars of delinquency in the second quarter was largely offset by collections and the partial charge-off of a global banking loan in the first quarter as well as higher outstanding loan balances.
Our consumer loan two-months-and-over contractual delinquency ratio increased 39 basis points compared with March 31, 2022 and was flat compared with December 31, 2021. The increase in the ratio as compared with March 31, 2022 was due to higher dollars of delinquency driven by the impact of transferring certain loans from held for sale to held for investment during the second quarter of 2022, which collectively included $44 million of delinquent consumer mortgage loans, as well as certain private banking mortgage customers which became 60 days past due. The increase in the ratio as compared with March 31, 2022 was partially offset by higher outstanding loan balances. As compared with December 31, 2021, the impact of transferring certain loans from held for sale to held for investment in the second quarter was largely offset by the sale of certain non-performing mortgage loans during the first quarter of 2022 as well as higher outstanding loan balances.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Three Months Ended June 30,						Six Months Ended June 30,
	2022			2021			2022			2021
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$—	$8,404	—%	$—	$9,883	—%	$—	$8,290	—%	$—	$10,099	—%
Business and corporate banking	1	15,942	.03	13	13,006	.40	7	15,336	.09	14	13,215	.21
Global banking	—	12,148	—	12	12,444	.39	9	11,664	.15	12	12,621	.19
Other commercial	—	7,145	—	—	4,923	—	—	6,987	—	—	4,811	—
Total commercial	1	43,639	.01	25	40,256	.25	16	42,277	.08	26	40,746	.13
Consumer:
Residential mortgages	(2)	15,787	(.05)	5	17,642	.11	(3)	15,690	(.04)	3	18,026	.03
Home equity mortgages	—	308	—	1	583	.69	(1)	315	(.64)	(1)	647	(.31)
Credit cards	(2)	197	(4.06)	68	826	33.01	(4)	182	(4.39)	84	908	18.62
Other consumer	(1)	48	(8.33)	6	246	9.77	(1)	55	(3.63)	10	268	7.46
Total consumer	(5)	16,340	(.12)	80	19,297	1.66	(9)	16,242	(.11)	96	19,849	.98
Total	$(4)	$59,979	(.03)	$105	$59,553	.71	$7	$58,519	.02	$122	$60,595	.41
Our net charge-off ratio decreased 74 basis points during the three months ended June 30, 2022 due primarily to a lower level of net charge-offs in our consumer loan portfolio driven by the non-recurrence of $56 million of charge-offs recorded during the second quarter of 2021 on certain loans that were transferred to held for sale as well as lower charge-offs in credit cards reflecting the impact of lower balances due to loan sales. Also contributing to the decrease in the ratio was a lower level of net charge-offs in our commercial loan portfolio driven by the sale of a global banking loan and the deterioration of a corporate banking loan in the prior year.
In the year-to-date period, our net charge-off ratio decreased 39 basis points due primarily to a lower level of net charge-offs in our consumer loan portfolio due primarily to the non-recurrence of charge-offs recorded during the second quarter of 2021 on certain loans that were transferred to held for sale as discussed above as well as lower charge-offs in credit cards reflecting the impact of lower balances due to loan sales. Also contributing to the decrease in the ratio was a lower level of net charge-offs in our commercial loan portfolio driven by lower charge-offs associated with loan sales.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	June 30, 2022		March 31, 2022		December 31, 2021
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$309	.69%	$292	.69%	$380	.95%
Consumer:
Residential mortgages(2)(3)(4)	198	1.20	131	.84	229	1.48
Home equity mortgages(2)(3)	9	2.56	6	1.96	9	2.77
Credit cards	1	.49	1	.49	2	.98
Total consumer	208	1.22	138	.85	240	1.49
Total	$517	.84	$430	.73	$620	1.11

Other real estate owned(5)	$3		$3		$2

(1)See Note 6, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At June 30, 2022, March 31, 2022 and December 31, 2021, total nonperforming loans include $2 million, $2 million and $3 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At June 30, 2022, March 31, 2022 and December 31, 2021, nonperforming consumer mortgage loans include $95 million, $63 million and $86 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes $1 million or less of commercial other real estate owned at June 30, 2022, March 31, 2022 and December 31, 2021.
Our nonperforming loans ratio increased 11 basis points compared with March 31, 2022 due to higher nonperforming loans in our consumer loan portfolio, and to a lesser extent, our commercial loan portfolio, partially offset by higher outstanding loan balances. As compared with December 31, 2021, our nonperforming loans ratio decreased 27 basis points due to lower nonperforming loans in both our commercial and consumer loan portfolios as well as higher outstanding loan balances.
Our commercial nonperforming loans ratio was flat compared with March 31, 2022 as higher nonperforming loans due primarily to the downgrade of a corporate banking loan was offset by higher outstanding loan balances. As compared with December 31, 2021, our commercial nonperforming loans ratio decreased 26 basis points due to lower nonperforming loans driven by the paydown of a commercial real estate loan, loan sales and the partial charge-off of a global banking loan. Also contributing to the decrease in the ratio as compared with December 31, 2021 was higher outstanding loan balances.
Our consumer nonperforming loans ratio increased 37 basis points compared with March 31, 2022 due to higher nonperforming loans driven primarily by the impact of transferring certain loans from held for sale to held for investment during the second quarter of 2022, which collectively included $63 million of consumer mortgage nonperforming loans. The increase in the ratio as compared with March 31, 2022 was partially offset by higher outstanding loan balances. As compared with December 31, 2021, our consumer nonperforming loans ratio decreased 27 basis points due to lower nonperforming loans as the impact of transferring certain loans from held for sale to held for investment in the second quarter was more than offset by the sale of certain non-performing mortgage loans and customers who were previously on forbearance relief returning to accrual status during the first quarter of 2022. Also contributing to the decrease in the ratio as compared with December 31, 2021 were higher outstanding loan balances.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	June 30, 2022		December 31, 2021
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$9,477	$12,980	$9,177	$13,128
Real estate	6,615	2,214	5,937	2,289
Consumer services	3,118	3,393	3,454	3,367
Commercial and professional services	2,681	5,710	2,093	5,234
Retailing	2,659	5,542	2,209	5,127
Software and services	2,565	4,325	1,009	3,354
Capital goods	1,883	5,712	1,833	6,140
Consumer durables and apparel	1,823	2,976	1,515	2,889
Chemicals	1,398	4,306	1,491	3,575
Technology hardware and equipment	1,188	7,302	1,032	7,179
Energy	1,034	5,414	1,155	5,852
Utilities	1,005	840	956	1,286
Health care equipment and services	911	2,527	785	2,359
Food, beverage and tobacco	852	2,723	787	2,968
Transportation	664	489	581	436
Banks	623	385	35	421
Food and staples retailing	606	1,542	522	2,003
Metals and mining	495	429	432	676
Pharmaceuticals, biotechnology and life science	378	3,507	476	3,471
Paper and forest products	328	646	235	491
Total commercial credit exposure in top 20 industries(1)	40,303	72,962	35,714	72,245
All other industries	935	10,260	1,289	12,451
Total commercial credit exposure(2)	$41,238	$83,222	$37,003	$84,696

(1)Based on utilization at June 30, 2022.
(2)Excludes commercial credit exposures with affiliates.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at June 30, 2022 and December 31, 2021 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
June 30, 2022
New York State	25.8%	32.1%
California	16.3	43.9
North Central United States	10.3	0.9
North Eastern United States, excluding New York State	4.4	7.7
Southern United States	35.9	9.9
Western United States, excluding California	7.3	5.5
Total	100.0%	100.0%
December 31, 2021
New York State	27.5%	32.3%
California	18.1	43.6
North Central United States	5.8	1.0
North Eastern United States, excluding New York State	5.0	7.9
Southern United States	34.7	9.8
Western United States, excluding California	8.9	5.4
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at June 30, 2022 and December 31, 2021. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2022	December 31, 2021
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,992	$3,739
ARM loans(1)	12,452	11,852

(1)During the remainder of 2022 and during 2023, approximately $135 million and $485 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in millions)
Closed end:
First lien	$16,475	$15,469
Second lien	18	18
Revolving(1)	333	307
Total	$16,826	$15,794

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

	June 30, 2022	December 31, 2021
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$14,405	$11,896
Less: collateral held against exposure	4,260	3,894
Net credit risk exposure	$10,145	$8,002

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
Interest Bearing Deposits with Banks totaled $42,538 million and $47,400 million at June 30, 2022 and December 31, 2021, respectively, of which $42,238 million and $47,259 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.

HSBC USA Inc.
Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $4,941 million and $10,514 million at June 30, 2022 and December 31, 2021, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $13,033 million and $18,731 million at June 30, 2022 and December 31, 2021, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $35,728 million and $40,501 million at June 30, 2022 and December 31, 2021, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $5,898 million and $6,338 million at June 30, 2022 and December 31, 2021, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $127,263 million and $143,032 million at June 30, 2022 and December 31, 2021, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $16,026 million at June 30, 2022 from $17,236 million at December 31, 2021. The following table presents the maturities of long-term debt at June 30, 2022:

(in millions)
2022	$1,032
2023	1,689
2024	3,128
2025	4,418
2026	510
Thereafter	5,249
Total	$16,026
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2022 and 2021:

Six Months Ended June 30,	2022	2021
	(in millions)
Long-term debt issued	$2,845	$5,317
Long-term debt repaid	(1,884)	(6,154)
Net long-term debt issued (repaid)	$961	$(837)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the six months ended June 30, 2022.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. During the first quarter of 2022, due to an anticipated decrease in utilization of the shelf registration statement, the Board of Directors approved a reduction in the amount we are authorized to issue from $20,000 million at December 31, 2021 to $15,000 million, of which $6,669 million was available at June 30, 2022. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $11,981 million was available at June 30, 2022.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2022, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $13,430 million.
Preferred Equity  See Note 19, "Preferred Stock," in our 2021 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the six months ended June 30, 2022, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.

HSBC USA Inc.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	15.0%	15.1%
Tier 1 capital to risk-weighted assets	16.2	16.3
Total capital to risk-weighted assets	18.4	18.5
Tier 1 leverage ratio(1)	9.8	8.5

(1)Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.
In response to the COVID-19 pandemic, the federal banking agencies issued a final rule that provided the option to transition in the regulatory capital impacts of the current expected credit loss accounting standard over a five-year period. In 2020, HSBC North America and HSBC Bank USA elected the five-year transition option and, as a result, our capital ratios were being reported in accordance with the transition rules in the final rule. However, as of December 31, 2021, there was no remaining impact to regulatory capital under the transition rules and, therefore, there are no amounts being phased into regulatory capital in subsequent periods.
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
HSBC North America submitted its 2022 CCAR capital plan in April 2022. In June 2022, the FRB publicly disclosed its supervisory stress test results for all CCAR firms, including HSBC North America. Stress testing results are based solely on

HSBC USA Inc.
hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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
2022 Funding Strategy  Our current estimate for funding needs and sources for 2022 are summarized in the following table:

	Actual January 1 through June 30, 2022	Estimated July 1 through December 31, 2022	Estimated Full Year 2022
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$2	$—	$2
Net change in short-term investments and securities	(15)	(1)	(16)
Net change in trading and other assets	(5)	1	(4)
Total funding needs	$(18)	$—	$(18)
Increase (decrease) in funding sources:
Net change in deposits	$(16)	$2	$(14)
Net change in trading and other short-term liabilities	(1)	(3)	(4)
Net change in long-term debt	(1)	1	—
Total funding sources	$(18)	$—	$(18)
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At June 30, 2022 and December 31, 2021, we had commitments to extend credit totaling $90.3 billion and $94.1 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at June 30, 2022 and December 31, 2021, see Note 18, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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

HSBC USA Inc.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2022 and December 31, 2021, our Level 3 measurements included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(dollars are in millions)
Level 3 assets(1)(2)	$369	$2,356
Total assets measured at fair value(1)(3)	69,742	76,713
Level 3 liabilities(1)	3,023	2,598
Total liabilities measured at fair value(1)	30,878	28,125
Level 3 assets as a percent of total assets measured at fair value	0.5%	3.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	9.8%	9.2%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $231 million of recurring Level 3 assets and $138 million of non-recurring Level 3 assets at June 30, 2022. Includes $355 million of recurring Level 3 assets and $2,001 million of non-recurring Level 3 assets at December 31, 2021.
(3)Includes $69,478 million of assets measured on a recurring basis and $264 million of assets measured on a non-recurring basis at June 30, 2022. Includes $74,511 million of assets measured on a recurring basis and $2,202 million of assets measured on a non-recurring basis at December 31, 2021.
Significant Changes in Fair Value for Level 3 Assets and Liabilities During the first quarter of 2022, we sold certain loans which were transferred to held for sale during 2021 and were Level 3 assets measured at fair value on a non-recurring basis. See Note 8, "Loans Held for Sale," in the accompany consolidated financial statements for additional information.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2022 and 2021 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $22 million or a decrease of the overall fair value measurement of approximately $24 million at June 30, 2022. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes.

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
In the course of our regular risk management activities, we use models to help quantify the risk we are taking. We believe that the assumptions used in these models are reasonable within the parameters for which the models have been built and calibrated to operate, but events may unfold differently than what is assumed in the models. Consequently, actual results may differ significantly from model projections. The severe projections of macroeconomic variables during the COVID-19 pandemic and subsequent recovery represent events outside the parameters for which the models have been built. As a result, adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure appropriate results. Where models do not require adjustments, enhanced model monitoring confirms models are performing as intended.
See "Risk Management" in MD&A in our 2021 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. There have been no material changes to our approach to risk management since December 31, 2021.
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first half of 2022, the impacts of the Russia-Ukraine war and the COVID-19 pandemic continued to create significant uncertainty about the future economic environment. While our credit risk exposure to Russia was immaterial at June 30, 2022, the impact of the war on general economic conditions, especially inflation, will continue to evolve and, therefore, the impact on our customers remains uncertain. We continue to monitor the performance of

HSBC USA Inc.
our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2021 Form 10-K for a more complete discussion of our approach to credit risk.
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
The United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based LCR is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both June 30, 2022 and December 31, 2021, HSBC USA's LCR exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets. HSBC North America and HSBC Bank USA are also subject to the U.S. LCR rule and are required to report their LCR to U.S. regulators on a daily basis. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion and their depository institution subsidiaries. As a result, under the U.S. LCR rule, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. During the six months ended June 30, 2022, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement.
The U.K. PRA based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, took effect on January 1, 2022. At both June 30, 2022 and December 31, 2021, HSBC USA's NSFR exceeded 100 percent. The ratio at December 31, 2021 was estimated based on our interpretation and understanding of the Basel Committee NSFR guidance at that time. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures. HSBC North America and HSBC Bank USA are also subject to the U.S. NSFR rule. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion and their depository institution subsidiaries. As a result, under the U.S. NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of funding for assets and off-balance sheet exposures. At both June 30, 2022 and December 31, 2021, HSBC Bank USA's NSFR under the U.S. NSFR rule exceeded 100 percent.
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

HSBC USA Inc.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2022:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A1	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2022, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both June 30, 2022 and December 31, 2021, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.
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

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on July 1, 2022 and January 1, 2022, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$198	6%	$225	9%
Resulting from a gradual 100 basis point decrease in the yield curve	(203)	(6)	(130)	(5)
Other significant scenarios monitored (reflects projected rate movements on July 1, 2022 and January 1, 2022, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	339	11	308	13
Resulting from an immediate 100 basis point decrease in the yield curve	(337)	(11)	(334)	(14)
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
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the six months ended June 30, 2022 and at December 31, 2021:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At June 30, 2022	$1	$2	$2	$(2)	$3

Six Months Ended June 30, 2022
Average	1	4	3	(3)	5
Maximum	7	9	6		9
Minimum	—	1	2		2

At December 31, 2021	$5	$3	$5	$(4)	$9

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
During the three months ended June 30, 2022, we experienced six loss back-testing exceptions due primarily to significant increases in market volatility in the second quarter of 2022. These loss exceptions were driven by substantial market volatility in interest rates and metals arising from inflationary pressures, changes in the FRB's stance on interest rate hikes and geopolitical conditions.
Performance of the VaR model was in line with expectations given observed market movements. During the period, market risk exposures and actual reported losses remained within the entity's risk limits.

HSBC USA Inc.
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
The following table summarizes our non-trading VaR for the six months ended June 30, 2022 and at December 31, 2021:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At June 30, 2022	$48	$45	$(27)	$66

Six Months Ended June 30, 2022
Average	55	64	(35)	84
Maximum	75	116		127
Minimum	47	41		64

At December 31, 2021	$62	$84	$(34)	$112

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

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2022 included fees of $9 million and $22 million, respectively, compared with fees of $28 million and $48 million during the three and six months ended June 30, 2021, respectively.

Three Months Ended June 30,	2022			2021
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$45,655	$97	.85%	$53,780	$15	.11%
Federal funds sold and securities purchased under resale agreements	2,997	13	1.74	4,204	2	.19
Trading securities	13,006	55	1.70	20,594	54	1.05
Securities	36,918	169	1.84	40,992	160	1.57
Loans:
Commercial	44,028	309	2.82	40,587	275	2.72
Consumer:
Residential mortgages	16,378	118	2.89	18,563	135	2.92
Home equity mortgages	354	3	3.40	676	4	2.37
Credit cards	213	4	7.53	896	21	9.40
Other consumer	153	3	7.86	288	6	8.36
Total consumer	17,098	128	3.00	20,423	166	3.26
Total loans	61,126	437	2.87	61,010	441	2.90
Other	2,414	12	1.99	2,671	4	.60
Total interest earning assets	$162,116	$783	1.94%	$183,251	$676	1.48%
Allowance for credit losses	(467)			(799)
Cash and due from banks	961			1,232
Other assets	11,055			12,811
Total assets	$173,665			$196,495
Liabilities and Equity:
Domestic deposits:
Savings deposits	$56,278	$40	.29%	$67,091	$28	.17%
Time deposits	9,653	45	1.87	12,962	24	.74
Other interest bearing deposits	20,787	45	.87	21,424	14	.26
Foreign deposits	6,387	5	.31	6,176	1	.03
Deposits held for sale	—	—	—	2,773	2	.23
Total interest bearing deposits	93,105	135	.58	110,426	69	.25
Short-term borrowings:
Securities sold under repurchase agreements	1,910	8	1.68	983	—	.15
Commercial paper	4,242	12	1.13	3,005	3	.40
Other short-term borrowings	294	1	1.36	254	1	1.58
Total short-term borrowings	6,446	21	1.31	4,242	4	.38
Long-term debt	15,684	89	2.28	19,031	78	1.64
Total interest bearing debt	115,235	245	.85	133,699	151	.45
Tax liabilities and other	953	6	2.53	858	2	.93
Total interest bearing liabilities	$116,188	$251	.87%	$134,557	$153	.46%
Net interest income/Interest rate spread		$532	1.07%		$523	1.02%
Noninterest bearing deposits	36,164			38,128
Other liabilities	5,516			5,735
Total equity	15,797			18,075
Total liabilities and equity	$173,665			$196,495
Net interest margin on average earning assets			1.32%			1.14%

HSBC USA Inc.

Six Months Ended June 30,	2022			2021
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$49,026	$122	.50%	$41,550	$22	.11%
Federal funds sold and securities purchased under resale agreements	2,882	15	1.05	14,371	11	.15
Trading securities	14,526	118	1.64	19,780	102	1.04
Securities	38,429	310	1.63	43,879	337	1.55
Loans:
Commercial	42,658	547	2.59	41,013	557	2.74
Consumer:
Residential mortgages	17,053	244	2.89	18,558	273	2.97
Home equity mortgages	428	6	2.83	694	9	2.62
Credit cards	250	10	8.07	942	42	8.99
Other consumer	182	6	6.65	289	11	7.68
Total consumer	17,913	266	2.99	20,483	335	3.30
Total loans	60,571	813	2.71	61,496	892	2.93
Other	2,314	17	1.48	2,774	13	.95
Total interest earning assets	$167,748	$1,395	1.68%	$183,850	$1,377	1.51%
Allowance for credit losses	(458)			(894)
Cash and due from banks	956			1,268
Other assets	10,489			13,562
Total assets	$178,735			$197,786
Liabilities and Equity:
Domestic deposits:
Savings deposits	$58,475	$61	.21%	$67,602	$59	.18%
Time deposits	9,165	64	1.41	15,222	58	.77
Other interest bearing deposits	20,310	60	.60	21,824	30	.28
Foreign deposits	6,187	6	.20	5,926	1	.03
Deposits held for sale	1,958	2	.21	1,394	2	.23
Total interest bearing deposits	96,095	193	.41	111,968	150	.27
Short-term borrowings:
Securities sold under repurchase agreements	2,242	9	.81	1,673	1	.12
Commercial paper	3,978	16	.81	3,048	6	.40
Other short-term borrowings	274	1	.74	246	2	1.64
Total short-term borrowings	6,494	26	.81	4,967	9	.37
Long-term debt	16,065	157	1.97	19,343	160	1.67
Total interest bearing debt	118,654	376	.64	136,278	319	.47
Tax liabilities and other	1,005	10	2.01	771	4	1.05
Total interest bearing liabilities	$119,659	$386	.65%	$137,049	$323	.48%
Net interest income/Interest rate spread		$1,009	1.03%		$1,054	1.03%
Noninterest bearing deposits	37,978			36,667
Other liabilities	4,815			5,930
Total equity	16,283			18,140
Total liabilities and equity	$178,735			$197,786
Net interest margin on average earning assets			1.21%			1.16%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the second quarter of 2022 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the second quarter of 2022, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the matter described below.
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the second quarter of 2022, was approximately $651.
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
Activity related to U.S. Executive Order 13224 The HSBC Group maintained an account for an entity customer in Asia who was designated under Executive Order 13224 in the third quarter of 2021, and the account was restricted in the third quarter of 2021. The beneficial owner of the entity was also designated under Executive Order 13224 in the third quarter of 2021. The HSBC Group engaged in one domestic transaction with the beneficial owner of the entity as part of the customer exit process.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2022.
Other activity The HSBC Group has a non-Iranian insurance company customer in the Middle East that, during the second quarter of 2022, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has six customers in the Middle East that, during the second quarter of 2022, received local currency domestic checks from an insurance company outside Iran that is owned by the Government of Iran. The HSBC Group processed these checks from the insurance company to its customers.
The HSBC Group has two customers in Europe that, during the second quarter of 2022, received local currency domestic payments from a bank owned by the Government of Iran in relation to management charges for property owned by the bank. The HSBC Group processed these payments to its customers.
The HSBC Group had an individual customer in Europe that was employed as a director of a bank owned by the Government of Iran. The customer's account was closed and exited during the second quarter of 2022. The HSBC Group engaged in local currency domestic transactions as part of the exit process for its customer.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2022.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2022. There was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2022 relating to these frozen accounts.

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective July 20, 2022 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed July 21, 2022).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three and six months ended June 30, 2022 and 2021, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, (iii) the Consolidated Balance Sheet at June 30, 2022 and December 31, 2021, (iv) the Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2022 and 2021, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 1, 2022

HSBC USA INC.

By:	/s/ KAVITA MAHTANI
Kavita Mahtani
Senior Executive Vice President and
Chief Financial Officer