Form 10-Q
period 2023-03-31
HSBC USA INC /MD/
filed 2023-05-02
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of April 28, 2023, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2023	2022
	(in millions)
Interest income:
Loans	$803	$376
Securities	323	141
Trading securities	49	63
Short-term investments	410	27
Other	19	5
Total interest income	1,604	612
Interest expense:
Deposits	756	58
Short-term borrowings	100	5
Long-term debt	256	68
Other	9	4
Total interest expense	1,121	135
Net interest income	483	477
Provision for credit losses	20	11
Net interest income after provision for credit losses	463	466
Other revenues:
Credit card fees, net	11	15
Trust and investment management fees	31	26
Other fees and commissions	148	178
Trading revenue	225	72
Other securities gains, net	3	20
Servicing and other fees from HSBC affiliates	74	101
Gain (loss) on instruments designated at fair value and related derivatives	(22)	6
Gain on sale of branch disposal group, net	—	111
Other income (loss)	(17)	(43)
Total other revenues	453	486
Operating expenses:
Salaries and employee benefits	121	154
Support services from HSBC affiliates	384	418
Occupancy expense, net	30	17
Other expenses	94	97
Total operating expenses	629	686
Income before income tax	287	266
Income tax expense	70	65
Net income	$217	$201

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2023	2022
	(in millions)
Net income	$217	$201
Net change in unrealized gains (losses), net of tax:
Investment securities	204	(1,043)
Fair value option liabilities attributable to our own credit spread	63	29
Derivatives designated as cash flow hedges	98	(152)
Total other comprehensive income (loss)	365	(1,166)
Comprehensive income (loss)	$582	$(965)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2023	December 31, 2022
	(in millions, except share data)
Assets(1)
Cash and due from banks	$922	$1,004
Interest bearing deposits with banks	23,167	17,744
Federal funds sold and securities purchased under agreements to resell	21,721	23,085
Trading assets (includes $1.9 billion and $1.3 billion pledged to creditors at March 31, 2023 and December 31, 2022, respectively)	17,559	21,730
Securities available-for-sale (includes amortized cost of $29.4 billion and $30.3 billion at March 31, 2023 and December 31, 2022, respectively, an allowance for credit losses of nil at both March 31, 2023 and December 31, 2022, and $25 million and $55 million pledged to creditors at March 31, 2023 and December 31, 2022, respectively)	26,726	27,345
Securities held-to-maturity, net of allowance for credit losses of nil at both March 31, 2023 and December 31, 2022 (fair value of $10.2 billion and $6.9 billion at March 31, 2023 and December 31, 2022, respectively)	10,552	7,317
Loans (includes $18 million and $20 million designated under fair value option at March 31, 2023 and December 31, 2022, respectively)	59,462	59,380
Less – allowance for credit losses	588	584
Loans, net	58,874	58,796
Loans held for sale (includes $354 million and $237 million designated under fair value option at March 31, 2023 and December 31, 2022, respectively)	474	354
Properties and equipment, net	70	68
Goodwill	458	458
Other assets, net of allowance for credit losses of nil at both March 31, 2023 and December 31, 2022 (includes nil and $325 million designated under fair value option at March 31, 2023 and December 31, 2022, respectively)	6,027	6,754
Total assets	$166,550	$164,655
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$31,381	$29,660
Interest bearing (includes $1.4 billion and $1.6 billion designated under fair value option at March 31, 2023 and December 31, 2022, respectively)	85,533	86,469
Foreign deposits - interest bearing	5,254	7,094
Total deposits	122,168	123,223
Short-term borrowings	6,822	5,945
Long-term debt (includes $8.9 billion and $8.4 billion designated under fair value option at March 31, 2023 and December 31, 2022, respectively)	19,517	17,591
Total debt	148,507	146,759
Trading liabilities	2,243	2,803
Interest, taxes and other liabilities (includes nil and $325 million designated under fair value option at March 31, 2023 and December 31, 2022, respectively)	3,109	2,980
Total liabilities	153,859	152,542
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding at both March 31, 2023 and December 31, 2022)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both March 31, 2023 and December 31, 2022)	—	—
Additional paid-in capital	12,736	12,740
Retained earnings	1,900	1,683
Accumulated other comprehensive loss	(2,210)	(2,575)
Total common equity	12,426	11,848
Total equity	12,691	12,113
Total liabilities and equity	$166,550	$164,655

HSBC USA Inc.
(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at March 31, 2023 and December 31, 2022. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

	March 31, 2023	December 31, 2022
	(in millions)
Assets
Loans, net	$140	$162
Other assets	41	44
Total assets	$181	$206
Liabilities
Interest, taxes and other liabilities	$18	$22
Total liabilities	$18	$22

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31,	2023	2022
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,740	14,742
Employee benefit plans	(4)	(2)
Balance at end of period	12,736	14,740
Retained earnings
Balance at beginning of period	1,683	1,212
Net income	217	201
Balance at end of period	1,900	1,413
Accumulated other comprehensive loss
Balance at beginning of period	(2,575)	(179)
Other comprehensive income (loss), net of tax	365	(1,166)
Balance at end of period	(2,210)	(1,345)
Total common equity	12,426	14,808
Total equity	$12,691	$16,073

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2023	2022
	(in millions)
Cash flows from operating activities
Net income	$217	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3	38
Gain on sale of branch disposal group, net	—	(111)
Provision for credit losses	20	11
Net realized gains on securities available-for-sale	(3)	(20)
Net change in other assets and liabilities	1,039	(1,864)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(192)	(514)
Sales and collections of loans held for sale	73	505
Net change in trading assets and liabilities	3,611	6,600
Lower of amortized cost or fair value adjustments on loans held for sale	—	(3)
Loss (gain) on instruments designated at fair value and related derivatives	22	(6)
Net cash provided by operating activities	4,790	4,837
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	1,364	4,755
Securities available-for-sale:
Purchases of securities available-for-sale	(1,077)	(2,401)
Proceeds from sales of securities available-for-sale	681	316
Proceeds from paydowns and maturities of securities available-for-sale	1,618	1,601
Securities held-to-maturity:
Purchases of securities held-to-maturity	(3,388)	(145)
Proceeds from paydowns and maturities of securities held-to-maturity	162	537
Change in loans:
Originations, net of collections	(278)	(2,776)
Loans sold to third parties	200	1,126
Net cash used for acquisitions of properties and equipment	(8)	(5)
Net outflow related to the sale of branch disposal group	—	(4,621)
Other, net	36	13
Net cash used in investing activities	(690)	(1,600)
Cash flows from financing activities
Net change in deposits	(1,062)	(4,791)
Debt:
Net change in short-term borrowings	877	452
Issuance of long-term debt	2,033	647
Repayment of long-term debt	(603)	(1,241)
Other decreases in capital surplus	(4)	(2)
Net cash provided by (used in) financing activities	1,241	(4,935)
Net change in cash and due from banks and interest bearing deposits with banks	5,341	(1,698)
Cash and due from banks and interest bearing deposits with banks at beginning of period	18,748	48,412
Cash and due from banks and interest bearing deposits with banks at end of period	$24,089	$46,714

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization and Presentation	9	12	Accumulated Other Comprehensive Loss	41
2	Strategic Initiatives	10	13	Fee Income from Contracts with Customers	42
3	Sale of Certain Branch Assets and Liabilities	10	14	Related Party Transactions	43
4	Trading Assets and Liabilities	11	15	Business Segments	45
5	Securities	12	16	Retained Earnings and Regulatory Capital Requirements	47
6	Loans	16	17	Variable Interest Entities	48
7	Allowance for Credit Losses	29	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	50
8	Loans Held for Sale	32	19	Fair Value Measurements	55
9	Goodwill	33	20	Litigation and Regulatory Matters	69
10	Derivative Financial Instruments	33	21	New Accounting Pronouncements	70
11	Fair Value Option	39

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. HSBC USA's principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.
2. Strategic Initiatives

As discussed in our 2022 Form 10-K, we completed our strategic plan to restructure our operations ("Restructuring Plan") over the three-year period of 2020-2022 and will no longer incur costs related to this plan. During the three months ended March 31, 2022, we recorded $31 million of pre-tax charges in connection with our Restructuring Plan.
The following table summarizes the changes in the liability associated with our Restructuring Plan during the three months ended March 31, 2022:

	Severance and Other Employee Costs(1)	Lease Termination and Associated Costs(2)	Other(3)	Total
	(in millions)
Three Months Ended March 31, 2022
Restructuring liability at beginning of period	$10	$46	$—	$56
Restructuring costs accrued during the period	—	—	7	7
Restructuring costs paid during the period	(8)	(8)	(7)	(23)
Restructuring liability at end of period(4)	$2	$38	$—	$40

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
(4)At March 31, 2023, our remaining liability associated with our Restructuring Plan totaled $37 million.
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
Our Restructuring Plan also resulted in costs being allocated to us from HTSU, primarily support service project costs and severance costs, which are reflected in support services from HSBC affiliates in the consolidated statement of income. During the first quarter of 2022, we recorded $23 million of allocated costs from HTSU related to restructuring activities. These costs were reported in the Corporate Center business segment.
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

3. Sale of Certain Branch Assets and Liabilities

In 2021, as part of our Restructuring Plan we announced that we would exit our mass market retail banking business, including our Personal and Advance propositions as well as retail business banking. In conjunction with the execution of this strategy, we entered into definitive sale agreements with third parties to sell 90 of our retail branches along with substantially all residential mortgage, unsecured and retail business banking loans and deposits in our branch network not associated with our Premier, Jade and Private Banking customers. As a result, assets and liabilities related to these sale agreements were transferred to held for sale. Income before tax of this disposal group was not material.
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
Mass market retail banking loans not included in the transaction described above were also transferred to held for sale in 2021 as we did not intend to hold these loans for the foreseeable future. These loans have since been sold or transferred back to held for investment. See Note 8, "Loans Held for Sale," for additional details.

HSBC USA Inc.
4.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Trading assets:
U.S. Treasury	$2,073	$1,670
U.S. Government agency issued or guaranteed	1	—
U.S. Government sponsored enterprises	406	369
Foreign bonds	1,677	6,391
Equity securities	7,761	7,855
Precious metals	4,430	3,831
Derivatives, net	1,211	1,614
Total trading assets	$17,559	$21,730
Trading liabilities:
Securities sold, not yet purchased	$984	$837
Derivatives, net	1,259	1,966
Total trading liabilities	$2,243	$2,803
At March 31, 2023 and December 31, 2022, the fair value of derivatives included in trading assets is net of $2,008 million and $2,653 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2023 and December 31, 2022, the fair value of derivatives included in trading liabilities is net of $1,213 million and $1,180 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 10, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $34 million and $48 million during the three months ended March 31, 2023 and 2022, respectively. Trading security positions are held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
5. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

March 31, 2023	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,555	$—	$36	$(214)	$7,377
U.S. Government sponsored enterprises:
Mortgage-backed securities	6,415	—	—	(947)	5,468
Collateralized mortgage obligations	1,522	—	—	(292)	1,230
Direct agency obligations	1,751	—	—	(59)	1,692
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,415	—	—	(718)	6,697
Collateralized mortgage obligations	3,094	—	—	(500)	2,594
Direct agency obligations	220	—	2	(6)	216
Asset-backed securities collateralized by:
Home equity	15	—	—	(1)	14
Other	104	—	—	(11)	93
Foreign debt securities(1)	1,349	—	1	(5)	1,345
Total available-for-sale securities	$29,440	$—	$39	$(2,753)	$26,726
Securities held-to-maturity:
U.S. Treasury	$1,423	$—	$10	$—	$1,433
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,127	—	—	(67)	1,060
Collateralized mortgage obligations	342	—	4	(16)	330
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,676	—	17	(141)	5,552
Collateralized mortgage obligations	1,979	—	—	(140)	1,839
Obligations of U.S. states and political subdivisions	4	—	—	—	4
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$10,552	$—	$31	$(364)	$10,219

HSBC USA Inc.

December 31, 2022	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,662	$—	$32	$(242)	$7,452
U.S. Government sponsored enterprises:
Mortgage-backed securities	6,537	—	—	(1,024)	5,513
Collateralized mortgage obligations	1,549	—	—	(323)	1,226
Direct agency obligations	1,807	—	1	(71)	1,737
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,477	—	—	(772)	6,705
Collateralized mortgage obligations	3,163	—	—	(567)	2,596
Direct agency obligations	165	—	1	(4)	162
Asset-backed securities collateralized by:
Home equity	16	—	—	(1)	15
Other	105	—	—	(12)	93
Foreign debt securities(1)	1,854	—	1	(9)	1,846
Total available-for-sale securities	$30,335	$—	$35	$(3,025)	$27,345
Securities held-to-maturity:
U.S. Treasury	$873	$—	$—	$(15)	$858
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,146	$—	$—	$(80)	$1,066
Collateralized mortgage obligations	358	—	3	(19)	342
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,895	—	—	(177)	2,718
Collateralized mortgage obligations	2,039	—	—	(167)	1,872
Obligations of U.S. states and political subdivisions	5	—	—	—	5
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$7,317	$—	$3	$(458)	$6,862

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
At both March 31, 2023 and December 31, 2022, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at March 31, 2023 and December 31, 2022 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At March 31, 2023
U.S. Treasury	5	$(11)	$724	37	$(203)	$4,467
U.S. Government sponsored enterprises	18	(17)	687	290	(1,281)	7,630
U.S. Government agency issued or guaranteed	35	(232)	1,876	126	(992)	7,517
Asset-backed securities	—	—	—	6	(12)	108
Foreign debt securities	2	—	101	5	(5)	362
Securities available-for-sale	60	$(260)	$3,388	464	$(2,493)	$20,084
At December 31, 2022
U.S. Treasury	22	$(105)	$2,800	19	$(137)	$2,013
U.S. Government sponsored enterprises	233	(316)	3,270	79	(1,102)	4,959
U.S. Government agency issued or guaranteed	107	(534)	4,547	55	(809)	4,856
Asset-backed securities	3	(1)	14	3	(12)	92
Foreign debt securities	4	(1)	337	3	(8)	286
Securities available-for-sale	369	$(957)	$10,968	159	$(2,068)	$12,206
Gross unrealized losses decreased as compared with December 31, 2022 due primarily to decreasing long-term market rates on U.S. Government sponsored mortgage-backed, U.S. Government agency mortgage-backed and U.S. Treasury securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At March 31, 2023, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both March 31, 2023 and December 31, 2022, the allowance for credit losses on securities held-to-maturity was nil.
At March 31, 2023 and December 31, 2022, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as

HSBC USA Inc.
the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At March 31, 2023 and December 31, 2022, all of our securities held-to-maturity were investment grade.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2023	2022
	(in millions)
Gross realized gains	$3	$20
Gross realized losses	—	—
Net realized gains	$3	$20
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2023 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at March 31, 2023, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2023.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$3,524	1.64%	$981	1.49%	$3,050	2.61%
U.S. Government sponsored enterprises	168	1.24	1,630	1.87	1,475	2.22	6,415	1.74
U.S. Government agency issued or guaranteed	—	—	70	3.15	1	7.07	10,658	2.55
Asset-backed securities	—	—	—	—	104	4.17	15	4.77
Foreign debt securities	869	.07	480	2.97	—	—	—	—
Total amortized cost	$1,037	.26%	$5,704	1.83%	$2,561	2.02%	$20,138	2.30%
Total fair value	$1,033		$5,581		$2,424		$17,688
Held-to-maturity:
U.S. Treasury	$—	—%	$254	3.85%	$1,169	3.72%	$—	—%
U.S. Government sponsored enterprises	5	2.83	90	2.39	854	3.23	520	3.26
U.S. Government agency issued or guaranteed	—	—	2	5.21	6	7.58	7,647	3.92
Obligations of U.S. states and political subdivisions	1	3.46	3	4.21	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	1	7.73
Total amortized cost	$6	2.93%	$349	3.49%	$2,029	3.52%	$8,168	3.87%
Total fair value	$6		$348		$1,990		$7,875
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Equity securities carried at fair value	$266	$267
Equity securities without readily determinable fair values	16	15
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the first quarter of 2023, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $4 million as a component of other

HSBC USA Inc.
income (loss) in the consolidated statement of income compared with recording an impairment loss of $3 million during the first quarter of 2022.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $438 million, respectively, at March 31, 2023 and $95 million and $498 million, respectively, at December 31, 2022.

6. Loans

Loans consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Commercial loans:
Real estate, including construction	$7,930	$7,963
Business and corporate banking	16,495	16,075
Global banking(1)	10,510	10,578
Other commercial:
Affiliates(2)	3,409	3,557
Other	3,439	3,644
Total other commercial	6,848	7,201
Total commercial	41,783	41,817
Consumer loans:
Residential mortgages	16,988	16,838
Home equity mortgages	362	370
Credit cards	198	213
Other consumer(3)	131	142
Total consumer	17,679	17,563
Total loans	$59,462	$59,380

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
(3)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $18 million and $20 million at March 31, 2023 and December 31, 2022, respectively. See Note 11, "Fair Value Option," for further details.
Net deferred origination costs totaled $19 million and $14 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, we had a net unamortized discount on our loans of $8 million and $10 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at March 31, 2023 and December 31, 2022. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At March 31, 2023
Commercial loans:
Real estate, including construction	$2	$42	$44	$7,886	$7,930
Business and corporate banking	108	39	147	16,348	16,495
Global banking	28	3	31	10,479	10,510
Other commercial	84	—	84	6,764	6,848
Total commercial	222	84	306	41,477	41,783
Consumer loans:
Residential mortgages	129	113	242	16,746	16,988
Home equity mortgages	2	8	10	352	362
Credit cards	3	3	6	192	198
Other consumer	2	2	4	127	131
Total consumer	136	126	262	17,417	17,679
Total loans	$358	$210	$568	$58,894	$59,462
At December 31, 2022
Commercial loans:
Real estate, including construction	$27	$1	$28	$7,935	$7,963
Business and corporate banking	13	23	36	16,039	16,075
Global banking	—	8	8	10,570	10,578
Other commercial	464	—	464	6,737	7,201
Total commercial	504	32	536	41,281	41,817
Consumer loans:
Residential mortgages	180	105	285	16,553	16,838
Home equity mortgages	2	3	5	365	370
Credit cards	2	2	4	209	213
Other consumer	2	1	3	139	142
Total consumer	186	111	297	17,266	17,563
Total loans	$690	$143	$833	$58,547	$59,380

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At March 31, 2023
Commercial loans:
Real estate, including construction	$109	$—	$44
Business and corporate banking	95	1	28
Global banking	54	—	40
Other commercial	1	—	1
Total commercial	259	1	113
Consumer loans:
Residential mortgages(1)(2)(3)	219	—	93
Home equity mortgages(1)(2)	11	—	5
Credit cards	—	3	—
Total consumer	230	3	98
Total nonperforming loans	$489	$4	$211
At December 31, 2022
Commercial loans:
Real estate, including construction	$45	$—	$43
Business and corporate banking	116	1	62
Global banking	54	—	40
Total commercial	215	1	145
Consumer loans:
Residential mortgages(1)(2)(3)	213	—	79
Home equity mortgages(1)(2)	7	—	5
Credit cards	—	2	—
Other consumer	—	1	—
Total consumer	220	3	84
Total nonperforming loans	$435	$4	$229

(1)At March 31, 2023 and December 31, 2022, nonaccrual consumer mortgage loans include $123 million and $109 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled $1 million during the three months ended March 31, 2023 compared with $3 million during the three months ended March 31, 2022.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At March 31, 2023 and December 31, 2022, we had collateral-dependent residential mortgage loans totaling $264 million and $249 million, respectively.

HSBC USA Inc.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At March 31, 2023 and December 31, 2022, we had collateral-dependent commercial loans totaling $196 million and $130 million, respectively.
Loan Modifications In conjunction with our loss mitigation activities, we modify certain loans to borrowers experiencing financial difficulty. Modifications may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the term, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. As a result of adopting new accounting guidance in 2023, beginning January 1, 2023, new loan modifications are no longer required to be evaluated to determine if they should be separately identified and accounted for as troubled debt restructurings ("TDR Loans"). See under the heading "TDR Loans prior to 2023" below for additional information.
The following disclosures provide information about loan payment modifications made to borrowers experiencing financial difficulty in the form of an interest rate reduction, principal forgiveness, a term extension or significant payment deferral, or a combination thereof. Not included are loans with short-term payment modifications (e.g., deferrals of three months or less) and other insignificant modifications, such as covenant waivers and amendments, and deferrals of financial statement and covenant compliance reporting requirements. Commercial loan payment modifications typically involve term extensions. In certain cases, the term extension is coupled with an interest rate increase which is intended to reduce the financial effect of extending the life of the loan. The effects of these interest rate increases are not included in the following disclosures. For consumer loans, payment modifications typically involve payment deferrals or interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition.
The following table presents information about loan payment modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023 by type of modification, including the period-end carrying value and as a percentage of total loans:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended March 31, 2023
Commercial loans:
Real estate, including construction	$—	$—	$96	$—	$96	1.2%
Business and corporate banking	—	—	49	12	61	.4
Total commercial	—	—	145	12	157	.4
Consumer loans:
Residential mortgages(2)	—	—	—	1	1	.0
Credit cards	—	—	1	—	1	.5
Total consumer	—	—	1	1	2	.0
Total	$—	$—	$146	$13	$159	.3

(1)Represents loans with more than one type of payment modification during the period.
(2)During the three months ended March 31, 2023, the carrying value of consumer mortgage loans with a payment modification included $1 million of loans that were recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
At March 31, 2023, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the three months ended March 31, 2023 totaled $15 million.

HSBC USA Inc.
The following table summarizes the financial effect of loan payment modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023 by type of modification:

	Weighted-Average Contractual Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Contractual Life Extension (in years)
Three Months Ended March 31, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.4
Business and corporate banking	—	2	2.3
Consumer loans:
Residential mortgages	3.0	—	7.6
Credit cards	—	—	0.5
The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the methodology used to estimate lifetime ECL, which considers historical loss information including losses from modifications of loans to borrowers experiencing financial difficulty. As a result, a material change to the allowance for credit losses is generally not recorded upon modification. In instances when a loan is modified in the form of principal forgiveness, the amount of principal forgiven is deemed uncollectible and that portion of the loan balance is charged off with a corresponding reduction to the allowance for credit losses.
We closely monitor the performance of modified loans to understand the effectiveness of our loss mitigation efforts. Upon determination that a modified loan or a portion of a modified loan has subsequently been deemed uncollectible, the loan or a portion of the loan is charged off in accordance with our accounting policies with a corresponding reduction to the allowance for credit losses.
During the three months ended March 31, 2023, there were no loans to borrowers experiencing financial difficulty with a payment modification during the previous three months which subsequently became 90 days or greater contractually delinquent.

The following table presents the past due status of loans to borrowers experiencing financial difficulty with a payment modification during the previous three months at March 31, 2023:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At March 31, 2023
Commercial loans:
Real estate, including construction	$—	$—	$96	$96
Business and corporate banking	—	—	61	61
Total commercial	—	—	157	157
Consumer loans:
Residential mortgages	—	—	1	1
Credit cards	—	—	1	1
Total consumer	—	—	2	2
Total loans	$—	$—	$159	$159

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
TDR Loans prior to 2023 Prior to January 1, 2023, TDR Loans represented loans for which the original contractual terms were modified to provide for terms that were less than what we would have been willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition. For the comparative period prior to the adoption of the new accounting guidance, we have retained the following disclosures as previously reported.
Once a consumer loan was classified as a TDR Loan, it continued to be reported as such until it was paid off or charged-off. For commercial loans, if subsequent performance was in accordance with the new terms and the loan was upgraded, the loan may have no longer been reported as a TDR Loan at the earliest one year after the restructuring. During the three months ended March 31, 2022, there were no commercial loans that met these criteria and were removed from TDR Loan classification.
The following table summarizes our TDR Loans at December 31, 2022:

December 31, 2022
(in millions)
Commercial loans:
Business and corporate banking	$382
Global banking	6
Total commercial(1)	388
Consumer loans:
Residential mortgages(2)	136
Home equity mortgages(2)	12
Credit cards	2
Total consumer	150
Total TDR Loans(3)	$538

(1)Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $38 million at December 31, 2022.
(2)At December 31, 2022, the carrying value of consumer mortgage TDR Loans included $99 million of loans that were recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
(3)At December 31, 2022, the carrying value of TDR Loans included $122 million of loans which were classified as nonaccrual.
The following table presents information about loans which were modified during the three months ended March 31, 2022 and as a result of this action became classified as TDR Loans:

Three Months Ended March 31,	2022
(in millions)
Commercial loans:
Business and corporate banking	$2
Total commercial	2
Consumer loans:
Residential mortgages	7
Credit cards	2
Total consumer	9
Total	$11
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three months ended March 31, 2022 was 1.09 percent. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.
During the three months ended March 31, 2022, there were no consumer or commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent or 90 days or greater contractually delinquent, respectively.

HSBC USA Inc.
Commercial Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our commercial loan portfolio:
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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of March 31, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2023
	(in millions)
Real estate, including construction:
Special mention	$—	$96	$—	$69	$234	$65	$54	$3	$521
Substandard	—	1	2	51	66	1,433	19	4	1,576
Doubtful	—	—	—	—	—	65	—	—	65
Total real estate, including construction	—	97	2	120	300	1,563	73	7	2,162
Business and corporate banking:
Special mention	48	1	—	16	1	205	319	—	590
Substandard	—	20	72	27	1	147	479	1	747
Doubtful	—	—	—	8	—	21	35	—	64
Total business and corporate banking	48	21	72	51	2	373	833	1	1,401
Global banking:
Special mention	—	—	—	—	—	—	228	—	228
Substandard	—	226	—	—	16	3	179	—	424
Doubtful	—	—	—	—	—	—	14	—	14
Total global banking	—	226	—	—	16	3	421	—	666
Other commercial:
Substandard	—	—	—	—	—	1	—	—	1
Doubtful	—	7	—	—	—	—	—	—	7
Total other commercial	—	7	—	—	—	1	—	—	8
Total commercial:
Special mention	48	97	—	85	235	270	601	3	1,339
Substandard	—	247	74	78	83	1,584	677	5	2,748
Doubtful	—	7	—	8	—	86	49	—	150
Total commercial	$48	$351	$74	$171	$318	$1,940	$1,327	$8	$4,237

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Special mention	$204	$—	$22	$212	$27	$19	$63	$3	$550
Substandard	1	—	48	64	677	891	19	—	1,700
Total real estate, including construction	205	—	70	276	704	910	82	3	2,250
Business and corporate banking:
Special mention	1	—	16	1	34	116	182	—	350
Substandard	3	43	26	1	10	138	548	1	770
Doubtful	—	—	9	—	15	—	24	4	52
Total business and corporate banking	4	43	51	2	59	254	754	5	1,172
Global banking:
Special mention	—	—	—	—	—	8	182	—	190
Substandard	232	—	—	16	—	2	186	—	436
Doubtful	—	—	—	—	—	—	15	—	15
Total global banking	232	—	—	16	—	10	383	—	641
Other commercial:
Substandard	—	—	—	—	—	—	7	—	7
Doubtful	31	—	—	—	—	—	7	—	38
Total other commercial	31	—	—	—	—	—	14	—	45
Total commercial:
Special mention	205	—	38	213	61	143	427	3	1,090
Substandard	236	43	74	81	687	1,031	760	1	2,913
Doubtful	31	—	9	—	15	—	46	4	105
Total commercial	$472	$43	$121	$294	$763	$1,174	$1,233	$8	$4,108

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2023
	(in millions)
Real estate, including construction:
Performing loans	$—	$1,328	$992	$523	$1,646	$3,288	$41	$3	$7,821
Nonaccrual loans	—	—	—	—	42	67	—	—	109
Total real estate, including construction	—	1,328	992	523	1,688	3,355	41	3	7,930
Business and corporate banking:
Performing loans	354	1,050	871	350	717	5,168	7,646	243	16,399
Nonaccrual loans	—	17	—	14	—	45	19	—	95
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	354	1,067	871	364	717	5,213	7,666	243	16,495
Global banking:
Performing loans	519	1,734	506	170	224	4,205	3,098	—	10,456
Nonaccrual loans	—	8	—	—	—	28	18	—	54
Total global banking	519	1,742	506	170	224	4,233	3,116	—	10,510
Other commercial:
Performing loans	12	289	322	606	419	1,335	3,864	—	6,847
Nonaccrual loans	—	—	—	—	—	1	—	—	1
Total other commercial	12	289	322	606	419	1,336	3,864	—	6,848
Total commercial:
Performing loans	885	4,401	2,691	1,649	3,006	13,996	14,649	246	41,523
Nonaccrual loans	—	25	—	14	42	141	37	—	259
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$885	$4,426	$2,691	$1,663	$3,048	$14,137	$14,687	$246	$41,783

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Performing loans	$1,315	$854	$520	$1,671	$1,803	$1,710	$42	$3	$7,918
Nonaccrual loans	—	—	—	43	—	2	—	—	45
Total real estate, including construction	1,315	854	520	1,714	1,803	1,712	42	3	7,963
Business and corporate banking:
Performing loans	1,107	828	443	815	292	4,995	7,275	203	15,958
Nonaccrual loans	9	—	32	—	16	24	31	4	116
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	1,116	828	475	815	308	5,019	7,307	207	16,075
Global banking:
Performing loans	2,026	449	212	177	114	4,122	3,424	—	10,524
Nonaccrual loans	8	—	—	—	—	30	16	—	54
Total global banking	2,034	449	212	177	114	4,152	3,440	—	10,578
Other commercial:
Performing loans	283	354	607	403	86	1,114	4,354	—	7,201
Total other commercial	283	354	607	403	86	1,114	4,354	—	7,201
Total commercial:
Performing loans	4,731	2,485	1,782	3,066	2,295	11,941	15,095	206	41,601
Nonaccrual loans	17	—	32	43	16	56	47	4	215
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2023
	(in millions)
Real estate, including construction:
Investment grade	$—	$82	$26	$234	$182	$1,107	$—	$—	$1,631
Non-investment grade	—	1,246	966	289	1,506	2,248	41	3	6,299
Total real estate, including construction	—	1,328	992	523	1,688	3,355	41	3	7,930
Business and corporate banking:
Investment grade	306	358	472	68	403	2,754	3,649	25	8,035
Non-investment grade	48	709	399	296	314	2,459	4,017	218	8,460
Total business and corporate banking	354	1,067	871	364	717	5,213	7,666	243	16,495
Global banking:
Investment grade	404	1,564	500	170	194	3,224	2,610	—	8,666
Non-investment grade	115	178	6	—	30	1,009	506	—	1,844
Total global banking	519	1,742	506	170	224	4,233	3,116	—	10,510
Other commercial:
Investment grade	12	268	78	520	76	1,133	3,689	—	5,776
Non-investment grade	—	21	244	86	343	203	175	—	1,072
Total other commercial	12	289	322	606	419	1,336	3,864	—	6,848
Total commercial:
Investment grade	722	2,272	1,076	992	855	8,218	9,948	25	24,108
Non-investment grade	163	2,154	1,615	671	2,193	5,919	4,739	221	17,675
Total commercial	$885	$4,426	$2,691	$1,663	$3,048	$14,137	$14,687	$246	$41,783

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Investment grade	$80	$45	$305	$178	$783	$278	$—	$—	$1,669
Non-investment grade	1,235	809	215	1,536	1,020	1,434	42	3	6,294
Total real estate, including construction	1,315	854	520	1,714	1,803	1,712	42	3	7,963
Business and corporate banking:
Investment grade	491	484	122	444	71	2,758	3,657	21	8,048
Non-investment grade	625	344	353	371	237	2,261	3,650	186	8,027
Total business and corporate banking	1,116	828	475	815	308	5,019	7,307	207	16,075
Global banking:
Investment grade	1,814	449	212	146	84	2,911	3,006	—	8,622
Non-investment grade	220	—	—	31	30	1,241	434	—	1,956
Total global banking	2,034	449	212	177	114	4,152	3,440	—	10,578
Other commercial:
Investment grade	267	77	518	81	74	935	4,110	—	6,062
Non-investment grade	16	277	89	322	12	179	244	—	1,139
Total other commercial	283	354	607	403	86	1,114	4,354	—	7,201
Total commercial:
Investment grade	2,652	1,055	1,157	849	1,012	6,882	10,773	21	24,401
Non-investment grade	2,096	1,430	657	2,260	1,299	5,115	4,370	189	17,416
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817

HSBC USA Inc.
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination, during the three months ended March 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Business and corporate banking	$—	$—	$—	$—	$—	$2	$3	$—	$5
Total commercial	$—	$—	$—	$—	$—	$2	$3	$—	$5
Consumer Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Mar. 31, 2023
	(in millions)
Residential mortgages(1)(2)	$—	$13	$4	$8	$8	$105	$—	$138
Home equity mortgages(1)(2)	—	5	—	—	—	3	—	8
Credit cards	—	—	—	—	—	—	4	4
Other consumer	—	—	—	—	—	1	1	2
Total consumer	$—	$18	$4	$8	$8	$109	$5	$152

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Dec. 31, 2022
	(in millions)
Residential mortgages(1)(2)	$6	$4	$8	$16	$10	$97	$—	$141
Home equity mortgages(1)(2)	—	—	—	—	—	3	—	3
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—	—	2	1	3
Total consumer	$6	$4	$8	$16	$10	$102	$4	$150

(1)At March 31, 2023 and December 31, 2022, consumer mortgage loan delinquency includes $63 million and $60 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At March 31, 2023 and December 31, 2022, consumer mortgage loans include $27 million and $21 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Mar. 31, 2023
	(in millions)
Residential mortgages:
Performing loans	$433	$2,825	$4,232	$2,897	$1,284	$5,098	$—	$16,769
Nonaccrual loans	—	10	12	15	16	166	—	219
Total residential mortgages	433	2,835	4,244	2,912	1,300	5,264	—	16,988
Home equity mortgages:
Performing loans	16	64	12	23	28	208	—	351
Nonaccrual loans	—	5	—	—	—	6	—	11
Total home equity mortgages	16	69	12	23	28	214	—	362
Credit cards:
Performing loans	—	—	—	—	—	—	195	195
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	198	198
Other consumer:
Performing loans	5	13	7	7	4	85	10	131
Total other consumer	5	13	7	7	4	85	10	131
Total consumer:
Performing loans	454	2,902	4,251	2,927	1,316	5,391	205	17,446
Nonaccrual loans	—	15	12	15	16	172	—	230
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total consumer	$454	$2,917	$4,263	$2,942	$1,332	$5,563	$208	$17,679

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Dec. 31, 2022
	(in millions)
Residential mortgages:
Performing loans	$2,885	$4,272	$2,936	$1,300	$729	$4,503	$—	$16,625
Nonaccrual loans	2	8	13	23	22	145	—	213
Total residential mortgages	2,887	4,280	2,949	1,323	751	4,648	—	16,838
Home equity mortgages:
Performing loans	74	12	24	32	13	208	—	363
Nonaccrual loans	—	—	—	—	—	7	—	7
Total home equity mortgages	74	12	24	32	13	215	—	370
Credit cards:
Performing loans	—	—	—	—	—	—	211	211
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	213	213
Other consumer:
Performing loans	14	10	9	6	—	91	11	141
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	1
Total other consumer	14	10	9	6	—	91	12	142
Total consumer:
Performing loans	2,973	4,294	2,969	1,338	742	4,802	222	17,340
Nonaccrual loans	2	8	13	23	22	152	—	220
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total consumer	$2,975	$4,302	$2,982	$1,361	$764	$4,954	$225	$17,563

HSBC USA Inc.
Gross Charge-offs  The following table summarizes gross charge-off dollars in our consumer loan portfolio, disaggregated by year of origination, during the three months ended March 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Residential mortgages	$—	$—	$—	$—	$—	$3	$—	$3
Home equity mortgages	—	—	—	—	—	1	—	1
Credit cards	—	—	—	—	—	—	2	2
Total consumer	$—	$—	$—	$—	$—	$4	$2	$6
Concentration of Credit Risk  At March 31, 2023 and December 31, 2022, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $4,101 million and $4,063 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.
7.    Allowance for Credit Losses

We utilize a minimum of four forward-looking economic scenarios to calculate lifetime ECL when estimating the allowance for credit losses for in scope financial assets and the liability for off-balance sheet credit exposures. Three of the scenarios are termed the "Consensus Economic Scenarios" which include a 'most likely outcome' (the "Central scenario") and two less likely 'outer' scenarios, referred to as the "Upside scenario" and the "Downside scenario." The fourth scenario, referred to as the "Alternative Downside scenario," is designed to consider severe downside risks with more extreme economic outcomes. Each scenario is assigned a weighting deemed appropriate for the estimation of lifetime ECL, with the majority of the weighting typically placed on the Central scenario. At management's discretion, changes may be made to the weighting assigned to the four scenarios or additional scenarios may be included in order to consider current economic conditions.
Updates to Economic Scenarios and Other Changes During the Three Months Ended March 31, 2023 During the first quarter of 2023, uncertainties about the future economic environment remained elevated, especially around inflation, interest rates and slowing economic growth. We updated our Consensus Economic Scenarios and our Alternative Downside Scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at March 31, 2023. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario and lower equal weights placed on the Alternative Downside and Upside scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at March 31, 2023. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL.
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
In the Upside scenario, the economy is assumed to grow at a faster pace than in the Central scenario as inflation wanes. As a result, the unemployment rate falls lower than in the Central scenario and both residential and commercial real estate prices decelerate more modestly than in the Central scenario. In this scenario, the equity price index climbs with strong momentum and overall optimism fueled by easing inflation allows the FRB to normalize its policy rate slightly faster than currently anticipated, which, combined with lower inflation expectations, drive the 10-year U.S. Treasury yield lower.
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
In the Alternative Downside scenario, the Russia-Ukraine war worsens significantly and persistent inflationary pressures accompanied by higher interest rates lead the U.S. economy into a deep recession in early 2023, followed by a very anemic

HSBC USA Inc.
recovery starting in late 2024. An extended period of economic contraction keeps the unemployment rate at an elevated level, which pressures residential housing prices to depreciate substantially, while at the same time, contracting corporate activities and rising unemployment pushes the commercial real estate market into a downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year, widening corporate credit spreads substantially, and flight to safe haven assets pushes the 10-year U.S. Treasury yield lower.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at March 31, 2023 and December 31, 2022:

	For the Quarter Ended
	June 30, 2023	December 31, 2023	June 30, 2024	December 31, 2024
Unemployment rate (quarterly average):
Forecast at March 31, 2023	4.0%	4.3%	4.6%	4.5%
Forecast at December 31, 2022	4.2	4.5	4.5	4.4
GDP growth rate (year-over-year):
Forecast at March 31, 2023	1.2	0.0	1.0	1.7
Forecast at December 31, 2022	0.4	0.3	1.4	1.9
In addition to the updates to the economic scenarios, we increased the management judgment allowance on our commercial loan portfolio for risk factors associated with large loan exposures and higher risk industry exposures that are not fully captured in the models. We also increased the management judgment allowance on our consumer loan portfolio for risk factors primarily associated with a change in New York State foreclosure law that are not fully captured in the models.
While we believe that the assumptions used in our credit loss models are reasonable within the parameters for which the models have been built and calibrated to operate, high inflation and rising interest rates have resulted in a macroeconomic environment that is outside the parameters for which the models have been built. As a result, adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure an appropriate lifetime ECL estimate.
The impacts of high inflation, rising interest rates and slowing economic growth will continue to impact our business and our allowance for credit losses in future periods, the extent of which remains uncertain. We will continue to monitor these situations closely and will continue to adapt our approach as necessary to reflect management's current view of forecasted economic conditions.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	March 31, 2023	December 31, 2022
	(in millions)
Allowance for credit losses:
Loans	$588	$584
Securities held-to-maturity(1)	—	—
Other financial assets measured at amortized cost(2)	—	—
Securities available-for-sale(1)	—	—
Total allowance for credit losses	$588	$584

Liability for off-balance sheet credit exposures	$125	$117

(1)See Note 5, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.

HSBC USA Inc.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three months ended March 31, 2023 and 2022:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended March 31, 2023
Allowance for credit losses – beginning of period	$200	$230	$120	$1	$11	$2	$16	$4	$584
Provision charged (credited) to income	(28)	38	12	—	(10)	1	—	(1)	12
Charge-offs	—	(5)	—	—	(3)	(1)	(2)	—	(11)
Recoveries	—	1	—	—	—	1	1	—	3
Net (charge-offs) recoveries	—	(4)	—	—	(3)	—	(1)	—	(8)
Allowance for credit losses – end of period	$172	$264	$132	$1	$(2)	$3	$15	$3	$588

Three Months Ended March 31, 2022
Allowance for credit losses – beginning of period	$73	$243	$100	$4	$8	$5	$14	$—	$447
Provision charged (credited) to income	49	(40)	29	(2)	(4)	—	(1)	—	31
Charge-offs	—	(8)	(9)	—	(1)	(1)	—	—	(19)
Recoveries	—	2	—	—	2	2	2	—	8
Net (charge-offs) recoveries	—	(6)	(9)	—	1	1	2	—	(11)
Allowance for credit losses – end of period	$122	$197	$120	$2	$5	$6	$15	$—	$467
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three months ended March 31, 2023 and 2022:

Three Months Ended March 31,	2023	2022
	(in millions)
Balance at beginning of period	$117	$103
Provision charged (credited) to income	8	(19)
Balance at end of period	$125	$84
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

	March 31, 2023	December 31, 2022
	(in millions)
Accrued interest receivables:
Loans	$246	$227
Securities held-to-maturity	32	20
Other financial assets measured at amortized cost	46	11
Securities available-for-sale	82	82
Total accrued interest receivables	406	340
Allowance for credit losses	—	—
Accrued interest receivables, net	$406	$340
During both the three months ended March 31, 2023 and 2022, charged-off accrued interest receivables were immaterial.

HSBC USA Inc.
8. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Commercial loans:
Business and corporate banking	$19	$—
Global banking	453	349
Total commercial	472	349
Consumer loans:
Residential mortgages	2	5
Total consumer	2	5
Total loans held for sale	$474	$354
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $354 million and $237 million at March 31, 2023 and December 31, 2022, respectively. See Note 11, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $118 million and $112 million at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, lower of amortized cost or fair value adjustments on these commercial loans held for sale were immaterial.
In addition, during the first quarter of 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain retail business banking loans with a carrying value at the time of sale of $37 million. See Note 3, "Sale of Certain Branch Assets and Liabilities," for additional information.
Consumer Loans Included in residential mortgage loans held for sale are agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income.
In addition, as discussed above, during the first quarter of 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain consumer loans with a carrying value at the time of sale which collectively totaled $2,102 million, including $1,665 million of residential mortgages, $185 million of home equity mortgages, $168 million of credit cards and $84 million of other consumer loans. See Note 3, "Sale of Certain Branch Assets and Liabilities," for additional information.
During the first quarter of 2022, we also sold a portfolio of consumer loans to a third party consisting primarily of certain non-performing mortgage loans and government-backed mortgage loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. These mortgage loans had a carrying value at the time of sale which collectively totaled $904 million, including $865 million of residential mortgages and $39 million of home equity mortgages, and we recognized a loss on sale of $35 million, largely reflecting changes in the final terms of the sale. The loss on sale is reflected as a component of other income (loss) in the consolidated statement of income. During the three months ended March 31, 2022, lower of amortized cost or fair value adjustments on mass market consumer loans held for sale were immaterial.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans which are originated and held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was nil during the three months ended March 31, 2023 compared with a gain of $4 million during the three months ended March 31, 2022.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance

HSBC USA Inc.
through other revenues. The valuation allowance on loans held for sale was immaterial at both March 31, 2023 and December 31, 2022.

9. Goodwill

Goodwill was $458 million at both March 31, 2023 and December 31, 2022. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. During the first quarter of 2023, there were no events or changes in circumstances to indicate that it is more likely than not the fair value of our Commercial Banking reporting unit has been reduced below its carrying amount.

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

HSBC USA Inc.

	March 31, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
Interest rate contracts - bilateral OTC(2)	$—	$113	$42	$12
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	3	6	—	70
Interest rate contracts - bilateral OTC(2)	—	2	—	4
Total derivatives accounted for as hedges	3	121	42	86
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	14	16	8	7
OTC-cleared(2)	16	—	42	—
Bilateral OTC(2)	1,390	1,136	1,764	1,364
Interest rate contracts	1,420	1,152	1,814	1,371
Foreign exchange contracts - bilateral OTC(2)	11,974	11,387	15,744	15,440
Exchange-traded(2)	—	—	—	4
Bilateral OTC(2)	235	394	630	266
Equity contracts	235	394	630	270
Exchange-traded(2)	1	—	—	1
Bilateral OTC(2)	1,565	1,623	1,201	1,254
Precious metals contracts	1,566	1,623	1,201	1,255
Credit contracts - bilateral OTC(2)	111	68	103	45
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	—	78	—	97
Equity contracts - bilateral OTC(2)	514	380	398	657
OTC-cleared(2)	—	1	—	1
Bilateral OTC(2)	9	67	7	60
Credit contracts	9	68	7	61
Other contracts - bilateral OTC(2)(4)	3	27	5	38
Total derivatives	15,835	15,298	19,944	19,320
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	12,571	12,571	15,625	15,625
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	2,008	1,213	2,653	1,529
Net amounts of derivative assets / liabilities presented in the balance sheet	1,256	1,514	1,666	2,166
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	141	37	234	32
Net amounts of derivative assets / liabilities	$1,115	$1,477	$1,432	$2,134

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at March 31, 2023 and December 31, 2022, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At March 31, 2023
Securities available-for-sale ("AFS")	$14,452	$(1,254)	$170	$(1,084)
Deposits	1,460	(129)	89	(40)
Long-term debt	7,863	(485)	102	(383)
At December 31, 2022
Securities AFS	15,034	(1,633)	246	(1,387)
Deposits	1,446	(150)	96	(54)
Long-term debt	6,506	(605)	111	(494)

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended March 31, 2023
Interest rate contracts / Securities AFS	Net interest income	$(207)	$386
Interest rate contracts / Deposits	Net interest income	6	(37)
Interest rate contracts / Long-term debt	Net interest income	76	(174)
Total		$(125)	$175

Three Months Ended March 31, 2022
Interest rate contracts / Securities AFS	Net interest income	$659	$(642)
Interest rate contracts / Deposits	Net interest income	(65)	51
Interest rate contracts / Long-term debt	Net interest income	(236)	226
Total		$358	$(365)
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
At March 31, 2023, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 31, 2023, $45 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $1 million during the three months ended March 31, 2022. During the next twelve months, we expect to amortize $114 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2023	2022		2023	2022
	(in millions)
Three Months Ended March 31,
Interest rate contracts	85	(201)	Net interest income	(45)	(1)
Total	$85	$(201)		$(45)	$(1)
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

HSBC USA Inc.
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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2023	2022
		(in millions)
Interest rate contracts	Trading revenue	$(29)	$226
Foreign exchange contracts	Trading revenue	29	150
Equity contracts	Trading revenue	(476)	915
Precious metals contracts	Trading revenue	136	(63)
Credit contracts	Trading revenue	(26)	32
Total		$(366)	$1,260
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2023	2022
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$43	$(123)
Interest rate contracts	Other income (loss)	—	4
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	412	(350)
Credit contracts	Other income (loss)	(15)	5
Other contracts(1)	Other income (loss)	(2)	(1)
Total		$438	$(465)

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

HSBC USA Inc.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at March 31, 2023 was $150 million, for which we had posted collateral of $77 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2022 was $236 million, for which we had posted collateral of $100 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$25
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2023	December 31, 2022
	(in millions)
Interest rate:
Futures and forwards	$96,220	$30,764
Swaps	113,507	120,560
Options written	4,562	5,855
Options purchased	4,461	5,740
Total interest rate	218,750	162,919
Foreign exchange:
Swaps, futures and forwards	1,076,561	968,847
Options written	30,373	39,969
Options purchased	30,391	40,026
Spot	40,937	26,809
Total foreign exchange	1,178,262	1,075,651
Commodities, equities and precious metals:
Swaps, futures and forwards	70,766	58,371
Options written	1,565	1,643
Options purchased	9,687	9,689
Total commodities, equities and precious metals	82,018	69,703
Credit derivatives	18,299	18,547
Other contracts(1)	1,235	1,109
Total	$1,498,564	$1,327,929

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
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. We also previously elected to apply FVO accounting to certain student loans (which were subsequently transferred from held for sale to held for investment during 2022). These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At March 31, 2023 and December 31, 2022, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
Client Share Repurchase Transaction In December 2022, we entered into an agreement with a client to facilitate a share repurchase transaction, which was completed during the first quarter of 2023. Under the agreement, the client made an up-front cash payment in exchange for the delivery of shares. Simultaneously, we entered into a corresponding agreement with HSBC Bank plc to execute the share repurchase. We elected to apply FVO accounting to this transaction, which resulted in $325 million being recorded in both other assets and interest, taxes and other liabilities on the consolidated balance sheet at December 31, 2022.

HSBC USA Inc.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At March 31, 2023
Student loans held for investment	$18	$21	$(3)
Commercial loans held for sale	354	412	(58)
Fixed rate long-term debt	734	741	(7)
Hybrid instruments:
Structured deposits	1,404	1,379	25
Structured notes	8,213	8,247	(34)
At December 31, 2022
Student loans held for investment	$20	$22	$(2)
Commercial loans held for sale	237	291	(54)
Client share repurchase asset	325	325	—
Fixed rate long-term debt	706	741	(35)
Hybrid instruments:
Structured deposits	1,554	1,520	34
Structured notes	7,672	8,051	(379)
Client share repurchase liability	325	325	—
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three months ended March 31, 2023 and 2022:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2023
Interest rate and other components(1)	$—	$(21)	$(450)	$(471)
Credit risk component(2)	(6)	—	—	(6)
Total mark-to-market on financial instruments designated at fair value	(6)	(21)	(450)	(477)
Mark-to-market on related derivatives	—	23	431	454
Net realized gain on related long-term debt derivatives	—	1	—	1
Gain (loss) on instruments designated at fair value and related derivatives	$(6)	$3	$(19)	$(22)

Three Months Ended March 31, 2022
Interest rate and other components(1)	$—	$74	$413	$487
Credit risk component(2)	(8)	—	—	(8)
Total mark-to-market on financial instruments designated at fair value	(8)	74	413	479
Mark-to-market on related derivatives	—	(85)	(397)	(482)
Net realized gain on related long-term debt derivatives	—	9	—	9
Gain (loss) on instruments designated at fair value and related derivatives	$(8)	$(2)	$16	$6

(1)As it relates to hybrid instruments, interest rate and other components primarily includes interest rate and equity contract risks.
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

HSBC USA Inc.
12. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended March 31,	2023	2022
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(2,270)	$(65)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $68 million and $(327) million, respectively	207	(1,029)
Reclassification adjustment for gains realized in net income, net of tax of $(1) million and $(5) million, respectively(1)	(2)	(15)
Reversal of provision for credit losses realized in net income, net of tax of nil and less than $(1) million, respectively(2)	—	(1)
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $(1) million and $1 million, respectively(3)	(1)	2
Total other comprehensive income (loss) for period	204	(1,043)
Balance at end of period	(2,066)	(1,108)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	86	27
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $21 million and $9 million, respectively	63	29
Total other comprehensive income for period	63	29
Balance at end of period	149	56
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(396)	(138)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $21 million and $(48) million, respectively	64	(153)
Reclassification adjustment for losses realized in net income, net of tax of $11 million and less than $1 million, respectively(4)	34	1
Total other comprehensive income (loss) for period	98	(152)
Balance at end of period	(298)	(290)
Pension and postretirement benefit liability:
Balance at beginning and end of period	5	(3)
Total accumulated other comprehensive loss at end of period	$(2,210)	$(1,345)

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

HSBC USA Inc.
13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three months ended March 31, 2023 and 2022. See Note 23, "Fee Income from Contracts with Customers," in our 2022 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2022.

Three Months Ended March 31,	2023	2022
	(in millions)
Credit card fees, net	$11	$15
Trust and investment management fees	31	26
Other fees and commissions:
Account services	66	67
Credit facilities	73	100
Other fees	9	11
Total other fees and commissions	148	178
Servicing and other fees from HSBC affiliates	74	101
Insurance(1)	1	1
Total fee income from contracts with customers	265	321
Other non-fee revenue	188	165
Total other revenues(2)	$453	$486

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $26 million and $25 million during the three months ended March 31, 2023 and 2022, respectively. Credit card rewards program costs totaled $16 million and $15 million during the three months ended March 31, 2023 and 2022, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million at both March 31, 2023 and December 31, 2022. We expect to recognize this revenue over a remaining period of one year or less.
We do not use significant judgments in the determination of the amount and timing of fee income from contracts with customers. Additionally, costs to obtain or fulfill contracts with customers were immaterial.

HSBC USA Inc.
14. Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. HSBC policy requires that these transactions occur at prevailing market rates and terms and, where applicable, these transactions are compliant with United States banking regulations. All extensions of credit by (and certain credit exposures of) HSBC Bank USA to other HSBC affiliates (other than Federal Deposit Insurance Corporation insured banks) are legally required to be secured by eligible collateral. The following tables present related party balances and the income (expense) generated by related party transactions:

	March 31, 2023	December 31, 2022
	(in millions)
Assets:
Cash and due from banks	$332	$313
Interest bearing deposits with banks	309	21
Securities purchased under agreements to resell(1)	44	756
Trading assets	50	20
Loans	3,409	3,557
Other(2)	402	744
Total assets	$4,546	$5,411
Liabilities:
Deposits	$9,965	$11,357
Trading liabilities	47	110
Short-term borrowings	1,597	1,009
Long-term debt	6,010	6,011
Other(2)	232	326
Total liabilities	$17,851	$18,813

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. At December 31, 2022, other assets also included a receivable from HSBC Bank plc associated with a client share repurchase transaction.

HSBC USA Inc.

Three Months Ended March 31,	2023	2022
	(in millions)
Income (Expense):
Interest income	$57	$6
Interest expense	(119)	(52)
Net interest expense	(62)	(46)
Trading revenue (expense)	(778)	1,275
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	41	60
HSBC Markets (USA) Inc. ("HMUS")	18	25
Other HSBC affiliates	15	16
Total servicing and other fees from HSBC affiliates	74	101
Gain (loss) on instruments designated at fair value and related derivatives	432	(396)
Support services from HSBC affiliates:
HTSU	(220)	(260)
HMUS	(53)	(37)
Other HSBC affiliates	(111)	(121)
Total support services from HSBC affiliates	(384)	(418)
Rental income from HSBC affiliates, net(1)	9	10
Stock based compensation expense(2)	(5)	(4)

(1)We receive rental income from our affiliates, and in some cases pay rental expense to our affiliates, for certain office space. Net rental income from our affiliates is recorded as a component of occupancy expense, net in our consolidated statement of income.
(2)Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in salaries and employee benefits in our consolidated statement of income. Certain employees are also eligible to participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 22, "Pension and Other Postretirement Benefits," in our 2022 Form 10-K.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both March 31, 2023 and December 31, 2022, long-term debt with affiliates reflected $6.0 billion of borrowings from HSBC North America. The outstanding balances include $2.0 billion of fixed-rate senior debt which matures in June 2025, $2.0 billion of fixed-rate senior debt which matures in September 2025, $0.5 billion of fixed-rate senior debt which matures in December 2027 and $1.5 billion of fixed-rate senior debt which matures in June 2030.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either March 31, 2023 or December 31, 2022.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2023 and December 31, 2022, we had the following loan balances outstanding with HSBC affiliates:

	March 31, 2023	December 31, 2022
	(in millions)
HMUS and subsidiaries	$1,517	$2,243
HSBC North America	1,550	1,250
Other short-term affiliate lending	342	64
Total loans	$3,409	$3,557
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $12.8 billion at both March 31, 2023 and December 31, 2022, of which $1.5 billion and $2.2 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.

HSBC USA Inc.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $1.6 billion and $1.3 billion outstanding at March 31, 2023 and December 31, 2022, respectively. The outstanding balances mature in the third quarter of 2023.
We have extended lines of credit to various other HSBC affiliates totaling $4.0 billion which did not have any outstanding balances at either March 31, 2023 or December 31, 2022.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At March 31, 2023 and December 31, 2022, there were $342 million and $64 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $836.6 billion and $789.2 billion at March 31, 2023 and December 31, 2022, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $82 million and $24 million at March 31, 2023 and December 31, 2022, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 24, "Related Party Transactions," in our 2022 Form 10-K. There have been no significant changes in these activities since December 31, 2022.
Other Transactions with HSBC Affiliates:
At both March 31, 2023 and December 31, 2022, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," in our 2022 Form 10-K for additional details.

15. Business Segments

We have distinct businesses, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB") and Global Banking and Markets ("GBM"). These businesses and a Corporate Center ("CC") serve as our reportable segments with the exception of GBM. Our GBM business is comprised of three distinct operating segments: Global Banking ("GB"), Markets and Securities Services ("MSS"), and Global Banking and Markets Other ("GBM Other"), which are separately reported. There have been no changes in the basis of our segmentation as compared with the presentation in our 2022 Form 10-K.
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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2022 Form 10-K.
A summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2022 Form 10-K. There have been no significant changes since December 31, 2022 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2023
Net interest income (expense)	$213	$285	$139	$(68)	$—	$(26)	$543	$1	$(61)	$483
Other operating income	52	72	54	177	21	10	386	(7)	74	453
Total operating income (expense)	265	357	193	109	21	(16)	929	(6)	13	936
Expected credit losses / provision for credit losses	10	16	3	—	—	—	29	(9)	—	20
	255	341	190	109	21	(16)	900	3	13	916
Operating expenses	175	150	135	69	18	32	579	37	13	629
Profit (loss) before income tax	$80	$191	$55	$40	$3	$(48)	$321	$(34)	$—	$287
Balances at end of period:
Total assets	$42,518	$54,607	$10,506	$34,692	$37,546	$2,496	$182,365	$(15,815)	$—	$166,550
Total loans, net	22,429	24,793	9,812	507	273	—	57,814	(747)	1,807	58,874
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	31,166	43,229	40,422	1,260	1,378	—	117,455	(2,022)	6,735	122,168

Three Months Ended March 31, 2022
Net interest income (expense)	$169	$185	$78	$16	$(2)	$(1)	$445	$1	$31	$477
Other operating income	163	83	124	142	24	(8)	528	(20)	(22)	486
Total operating income (expense)	332	268	202	158	22	(9)	973	(19)	9	963
Expected credit losses / provision for credit losses	4	(27)	(2)	—	—	—	(25)	36	—	11
	328	295	204	158	22	(9)	998	(55)	9	952
Operating expenses	242	147	117	69	24	66	665	12	9	686
Profit (loss) before income tax	$86	$148	$87	$89	$(2)	$(75)	$333	$(67)	$—	$266
Balances at end of period:
Total assets	$46,143	$52,519	$10,988	$39,648	$44,165	$2,030	$195,493	$(18,477)	$—	$177,016
Total loans, net	21,675	23,484	10,533	194	1,219	—	57,105	(1,566)	2,604	58,143
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	40,217	40,746	43,355	1,358	743	—	126,419	(2,821)	7,577	131,175

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$14,163	4.5%	(2)	13.8%	$13,950	4.5%	(2)	13.5%
HSBC Bank USA	16,787	6.5		16.6	16,492	6.5		16.3
Tier 1 capital ratio:
HSBC USA	14,428	6.0		14.1	14,215	6.0		13.8
HSBC Bank USA	18,287	8.0		18.1	17,992	8.0		17.8
Total capital ratio:
HSBC USA	16,805	10.0		16.4	16,579	10.0		16.1
HSBC Bank USA	20,419	10.0		20.2	20,114	10.0		19.9
Tier 1 leverage ratio:
HSBC USA	14,428	4.0	(2)	8.6	14,215	4.0	(2)	8.5
HSBC Bank USA	18,287	5.0		11.1	17,992	5.0		10.9
Risk-weighted assets:(3)
HSBC USA	102,442				103,101
HSBC Bank USA	101,205				101,331
Adjusted quarterly average assets:(4)
HSBC USA	168,610				167,866
HSBC Bank USA	165,190				164,564

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at March 31, 2023 and December 31, 2022 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	March 31, 2023		December 31, 2022
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$33	$—	$36	$—
Interest, taxes and other liabilities	—	11	—	14
Subtotal	33	11	36	14
Venture debt financing entity:
Loans, net	140	—	162	—
Other assets	8	—	8	—
Interest, taxes and other liabilities	—	7	—	8
Subtotal	148	7	170	8
Total	$181	$18	$206	$22
Low income housing limited liability partnership  In 2009, all low income housing investments held by us at the time were transferred to a Limited Liability Partnership ("LLP"). The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE because it does not have sufficient equity investment at risk to finance its activities. Upon entering into this transaction, we concluded that we were the primary beneficiary of the LLP due to the nature of our continuing involvement and, as a result, we consolidate the LLP and report the assets of the LLP in other assets on our consolidated balance sheet. The investments held by the LLP represent equity investments in the underlying low income housing partnerships. The LLP does not consolidate the underlying partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the economic performance of the partnerships.
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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at March 31, 2023 and December 31, 2022:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At March 31, 2023
Limited partnership investments	$6,517	$789	$372	$789
Asset-backed financing SPE	777	614	—	614
Total	$7,294	$1,403	$372	$1,403
At December 31, 2022
Limited partnership investments	$6,611	$796	$360	$796
Asset-backed financing SPE	777	616	—	616
Total	$7,388	$1,412	$360	$1,412
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

HSBC USA Inc.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at March 31, 2023 and December 31, 2022. Following the table is a description of the various arrangements.

	March 31, 2023		December 31, 2022
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$54	$6,229	$40	$3,949
Financial standby letters of credit, net of participations(3)(4)	—	5,884	—	6,000
Performance standby letters of credit, net of participations(3)(4)	—	3,235	—	3,264
Total	$54	$15,348	$40	$13,213

(1)Includes $3,688 million and $2,744 million of notional issued for the benefit of HSBC affiliates at March 31, 2023 and December 31, 2022, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $2,058 million and $2,069 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at March 31, 2023 and December 31, 2022, respectively.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$54	$6,229	$40	$3,949
Buy-protection credit derivative positions	(65)	12,070	(32)	14,598
Net position(1)	$(11)	$5,841	$8	$10,649

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $53 million and $52 million at March 31, 2023 and December 31, 2022, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $30 million and $15 million at March 31, 2023 and December 31, 2022, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at March 31, 2023 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps	1.3	$1,372	$557	$1,929
Index credit derivatives	5.4	2,525	1,775	4,300
Subtotal		3,897	2,332	6,229
Standby Letters of Credit(2)	0.9	6,631	2,488	9,119
Total		$10,528	$4,820	$15,348

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation described in Note 30, "Litigation and Regulatory Matters" in our 2022 Form 10-K. Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders.
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $27 million and $38 million at March 31, 2023 and December 31, 2022, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 10, "Derivative Financial Instruments," for further information.
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
Lease Obligations We are obligated under a number of noncancellable operating leases for premises and equipment. See Note 12, "Leases," in our 2022 Form 10-K for a full discussion of our leases, including a maturity analysis of our operating lease liabilities.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at March 31, 2023 and December 31, 2022.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $15 million at both March 31, 2023 and December 31, 2022. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $30 million at March 31, 2023. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to

HSBC USA Inc.
facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 30, "Litigation and Regulatory Matters," in our 2022 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.5 billion at both March 31, 2023 and December 31, 2022.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Interest bearing deposits with banks(1)	$649	$878
Trading assets(2)	1,877	1,255
Securities available-for-sale(3)	3,296	3,179
Securities held-to-maturity(3)	444	466
Loans(4)	17,693	17,530
Other assets(5)	1,212	1,319
Total	$25,171	$24,627

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $25 million and $55 million at March 31, 2023 and December 31, 2022, respectively. The fair value of trading assets that could be sold or repledged was $1,877 million and $1,255 million at March 31, 2023 and December 31, 2022, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $24,241 million and $27,913 million at March 31, 2023 and December 31, 2022, respectively. Of this collateral, $23,666 million and $25,838 million could be sold or repledged at March 31, 2023 and December 31, 2022, respectively, of which $549 million and $3,290 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at March 31, 2023 and December 31, 2022:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At March 31, 2023
Assets:
Securities purchased under resale agreements	$24,169	$2,448	$21,721	$21,717	$—	$4
Liabilities:
Securities sold under repurchase agreements	$2,448	$2,448	$—	$—	$—	$—

At December 31, 2022
Assets:
Securities purchased under resale agreements	$27,795	$4,710	$23,085	$23,082	$—	$3
Liabilities:
Securities sold under repurchase agreements	$4,710	$4,710	$—	$—	$—	$—

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at March 31, 2023 and December 31, 2022:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At March 31, 2023
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$398	$898	$830	$322	$—	$2,448

At December 31, 2022
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,729	$1,074	$386	$521	$—	$4,710

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
March 31, 2023	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,073	$407	$—	$2,480	$—	$2,480
Debt securities issued by foreign entities	1,677	—	—	1,677	—	1,677
Equity securities	7,761	—	—	7,761	—	7,761
Precious metals trading	—	4,430	—	4,430	—	4,430
Derivatives:(2)
Interest rate contracts	14	1,404	2	1,420	—	1,420
Foreign exchange contracts	—	11,969	8	11,977	—	11,977
Equity contracts	—	651	98	749	—	749
Precious metals contracts	1	1,565	—	1,566	—	1,566
Credit contracts	—	118	2	120	—	120
Other contracts(3)	—	—	3	3	—	3
Derivatives netting	—	—	—	—	(14,579)	(14,579)
Total derivatives	15	15,707	113	15,835	(14,579)	1,256
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	8,381	16,893	—	25,274	—	25,274
Asset-backed securities:
Home equity	—	—	14	14	—	14
Other	—	—	93	93	—	93
Debt securities issued by foreign entities	1,238	107	—	1,345	—	1,345
Loans(5)	—	18	—	18	—	18
Loans held for sale(5)	—	304	50	354	—	354
Other assets:
Mortgage servicing rights	—	—	21	21	—	21
Equity securities	—	127	—	127	—	127
Equity securities measured at net asset value(6)	—	—	—	139	—	139
Total assets	$21,145	$37,993	$291	$59,568	$(14,579)	$44,989
Liabilities:
Domestic deposits(5)	$—	$1,134	$270	$1,404	$—	$1,404
Trading liabilities, excluding derivatives	984	—	—	984	—	984
Derivatives:(2)
Interest rate contracts	16	1,323	6	1,345	—	1,345
Foreign exchange contracts	—	11,385	8	11,393	—	11,393
Equity contracts	—	592	182	774	—	774
Precious metals contracts	—	1,623	—	1,623	—	1,623
Credit contracts	—	136	—	136	—	136
Other contracts(3)	—	—	27	27	—	27
Derivatives netting	—	—	—	—	(13,784)	(13,784)
Total derivatives	16	15,059	223	15,298	(13,784)	1,514
Long-term debt(5)	—	6,552	2,395	8,947	—	8,947
Total liabilities	$1,000	$22,745	$2,888	$26,633	$(13,784)	$12,849

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2022	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,670	$369	$—	$2,039	$—	$2,039
Debt securities issued by foreign entities	6,337	54	—	6,391	—	6,391
Equity securities	7,855	—	—	7,855	—	7,855
Precious metals trading	—	3,831	—	3,831	—	3,831
Derivatives:(2)
Interest rate contracts	8	1,846	2	1,856	—	1,856
Foreign exchange contracts	—	15,734	10	15,744	—	15,744
Equity contracts	—	956	72	1,028	—	1,028
Precious metals contracts	—	1,201	—	1,201	—	1,201
Credit contracts	—	108	2	110	—	110
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(18,278)	(18,278)
Total derivatives	8	19,845	91	19,944	(18,278)	1,666
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	8,195	17,196	—	25,391	—	25,391
Asset-backed securities:
Home equity	—	—	15	15	—	15
Other	—	—	93	93	—	93
Debt securities issued by foreign entities	1,740	106	—	1,846	—	1,846
Loans(5)	—	20	—	20	—	20
Loans held for sale(5)	—	188	49	237	—	237
Other assets:
Mortgage servicing rights	—	—	22	22	—	22
Equity securities		127		127	—	127
Equity securities measured at net asset value(6)	—	—	—	140	—	140
Other(5)(7)	—	325	—	325	—	325
Total assets	$25,805	$42,061	$270	$68,276	$(18,278)	$49,998
Liabilities:
Domestic deposits(5)	$—	$1,181	$373	$1,554	$—	$1,554
Trading liabilities, excluding derivatives	837	—	—	837	—	837
Derivatives:(2)
Interest rate contracts	6	1,471	7	1,484	—	1,484
Foreign exchange contracts	—	15,500	10	15,510	—	15,510
Equity contracts	4	625	298	927	—	927
Precious metals contracts	1	1,254	—	1,255	—	1,255
Credit contracts	—	106	—	106	—	106
Other contracts(3)	—	—	38	38	—	38
Derivatives netting	—	—	—	—	(17,154)	(17,154)
Total derivatives	11	18,956	353	19,320	(17,154)	2,166
Long-term debt(5)	—	5,739	2,639	8,378	—	8,378
Other liabilities(5)(7)	—	325	—	325	—	325
Total liabilities	$848	$26,201	$3,365	$30,414	$(17,154)	$13,260

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $1,211 million and $1,614 million and trading derivative liabilities of $1,259 million and $1,966 million at March 31, 2023 and December 31, 2022, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 10, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
(3)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
(4)Securities available-for-sale are recorded at fair value through other comprehensive income (loss). Changes in the allowance for credit losses on securities available-for-sale are recorded through net income.

HSBC USA Inc.
(5)See Note 11, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), fair value option assets and liabilities are recorded at fair value through net income.
(6)Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.
(7)Consisted of an asset and a liability associated with a client share repurchase transaction.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2023 and 2022. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(5)	$1	$—	$—	$—	$—	$—	$—	$(4)	$1	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(226)	128	—	—	—	12	—	2	(84)	112	—
Credit contracts	2	—	—	—	—	—	—	—	2	—	—
Other contracts(2)	(33)	(2)	—	—	—	11	—	—	(24)	—	—
Asset-backed securities available-for-sale(3)	108	—	1	—	—	(2)	—	—	107	—	1
Loans held for sale(4)	49	—	—	1	—	—	—	—	50	—	—
Mortgage servicing rights(5)	22	(1)	—	—	—	—	—	—	21	(1)	—
Total assets	$(83)	$126	$1	$1	$—	$21	$—	$2	$68	$112	$1
Liabilities:
Domestic deposits(4)	$(373)	$(6)	$4	$—	$—	$80	$—	$25	$(270)	$(2)	$4
Long-term debt(4)	(2,639)	(166)	22	—	(189)	175	(1)	403	(2,395)	(119)	22
Total liabilities	$(3,012)	$(172)	$26	$—	$(189)	$255	$(1)	$428	$(2,665)	$(121)	$26

HSBC USA Inc.

	Jan. 1, 2022	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2022	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	—	—	—	—	—	—	(1)	—	(1)	(1)	—
Foreign exchange contracts	(2)	1	—	—	—	—	—	—	(1)	1	—
Equity contracts	46	(120)	—	—	—	1	29	43	(1)	(95)	—
Credit contracts	(2)	—	—	—	—	—	—	—	(2)	—	—
Other contracts(2)	(33)	(1)	—	—	—	10	—	—	(24)	—	—
Asset-backed securities available-for-sale(3)	120	—	(3)	—	—	(3)	—	—	114	—	(3)
Mortgage servicing rights(5)	16	4	—	—	1	—	—	—	21	2	—
Total assets	$145	$(116)	$(3)	$—	$1	$8	$28	$43	$106	$(93)	$(3)
Liabilities:
Domestic deposits(4)	$(535)	$21	$(2)	$—	$—	$70	$(49)	$3	$(492)	$19	$(2)
Long-term debt(4)	(1,853)	94	5	—	(300)	102	(206)	86	(2,072)	67	5
Total liabilities	$(2,388)	$115	$3	$—	$(300)	$172	$(255)	$89	$(2,564)	$86	$3

(1)Level 3 net derivatives included derivative assets of $113 million and derivative liabilities of $223 million at March 31, 2023 and derivative assets of $204 million and derivative liabilities of $233 million at March 31, 2022. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at March 31, 2023 and December 31, 2022:

March 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(4)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	58% - 90%	79%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	26bps	N/A
Equity derivative contracts(2)	$(84)	Option pricing model	Equity / Equity Index volatility	6% - 86%	40%
			Equity / Equity and Equity / Index correlation	45% - 99%	85%
			Equity forward price	$25 - $5,554	$1,257
Credit derivative contracts	$2	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	600bps - 1,256bps	1,120bps
Other derivative contracts	$(24)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	0.75 years	N/A
Asset-backed securities available-for-sale	$107	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%	2%
Loans held for sale	$50	Market comparables and internal assumptions	Adjusted market price	5% - 80%	42%
Mortgage servicing rights	$21	Discounted cash flows	Constant prepayment rates	6% - 16%	6%
			Discount rate	9% - 13%	9%
			Estimated annualized costs to service	$72 - $76 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(270)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 20%	17%
			Equity / Equity and Equity / Index correlation	49% - 85%	63%
Long-term debt (structured notes)(2)(3)	$(2,395)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 37%	23%
			Equity / Equity and Equity / Index correlation	45% - 99%	84%
			Credit default swap spreads	1,140bps	NA

HSBC USA Inc.

December 31, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(5)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	51% - 99%	84%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	103bps	N/A
Equity derivative contracts(2)	$(226)	Option pricing model	Equity / Equity Index volatility	8% - 101%	42%
			Equity / Equity and Equity / Index correlation	45% - 99%	85%
			Equity forward price	$39 - $5,271	$1,243
Credit derivative contracts	$2	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	491bps - 902bps	885bps
Other derivative contracts	$(33)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$108	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$49	Market comparables and internal assumptions	Adjusted market price	5% - 80%	42%
Mortgage servicing rights	$22	Discounted cash flows	Constant prepayment rates	6% - 14%	6%
			Discount rate	9% - 13%	9%
			Estimated annualized costs to service	$72 - $76 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(373)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 24%	19%
			Equity / Equity and Equity / Index correlation	49% - 88%	63%
Long-term debt (structured notes)(2)(3)	$(2,639)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 55%	29%
			Equity / Equity and Equity / Index correlation	45% - 99%	86%
			Credit default swap spreads	1,223bps	N/A

(1)For foreign exchange derivatives, equity derivatives, credit derivatives, structured deposits and structured notes, weighted averages are calculated based on the fair value of the instruments. For all remaining instrument types, weighted averages are calculated based on the notional value of the instruments.
(2)We are the client-facing entity and, except for structured notes and deposits with embedded credit derivative features, we enter into identical but opposite derivatives to transfer the resultant risks to our affiliates. With the exception of counterparty credit risks, we are market risk neutral in substantially all of the structured notes and deposits. The corresponding intra-group derivatives are presented as equity derivatives in the table.
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

HSBC USA Inc.
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
Significant Transfers Into and Out of Level 3 Measurements During the three months ended March 31, 2023, we transferred $25 million of domestic deposits and $403 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at March 31, 2023 and December 31, 2022. The gains (losses) during the three months ended March 31, 2023 and 2022 are also included.

	Non-Recurring Fair Value Measurements at March 31, 2023				Total Gains (Losses) For the Three Months Ended March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$111	$—	$111	$(1)
Commercial loans held for sale(2)	—	46	—	46	(1)
Commercial loans(3)	—	—	123	123	3
Leases(4)	—	—	—	—	(15)
Total assets at fair value on a non-recurring basis	$—	$157	$123	$280	$(14)

	Non-Recurring Fair Value Measurements at December 31, 2022				Total Gains (Losses) For the Three Months Ended March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans held for sale(5)	$—	$1	$—	$1	$(1)
Consumer loans(1)	—	112	—	112	2
Commercial loans(3)	—	—	52	52	5
Leases(4)	—	—	—	—	(1)
Total assets at fair value on a non-recurring basis	$—	$113	$52	$165	$5

(1)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(2)At March 31, 2023, the fair value of the loans held for sale was below cost.
(3)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.
(4)During the first quarter of 2023, we wrote down the lease ROU assets and leasehold improvement assets associated with the exit of certain office space. During the first quarter of 2022, we wrote down the lease ROU assets associated with the exit of certain office space.
(5)At December 31, 2022, the fair value of the loans held for sale was below cost.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at March 31, 2023 and December 31, 2022:

At March 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$123	Valuation of third party appraisal on underlying collateral	Loss severity rates	1% - 41%	13%

At December 31, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$52	Valuation of third party appraisal on underlying collateral	Loss severity rates	11% - 47%	31%

(1)Weighted average is calculated based on the carrying value of the loans.

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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund

HSBC USA Inc.
managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $25 million at both March 31, 2023 and December 31, 2022.
The following tables provide additional information relating to our available-for-sale asset-backed securities at March 31, 2023:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$14
BBB - B	Other	93
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

HSBC USA Inc.
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
Client share repurchase transaction designated under FVO - We elected to apply FVO accounting to a client share repurchase transaction at December 31, 2022, which was completed during the first quarter of 2023. The fair value of the asset and liability associated with this transaction was determined based on the value of the remaining shares to be delivered.
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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at March 31, 2023 and December 31, 2022, and their classification within the fair value hierarchy:

March 31, 2023	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$24,130	$24,130	$922	$23,167	$41
Federal funds sold and securities purchased under agreements to resell	21,721	21,721	—	21,721	—
Securities held-to-maturity, net of allowance for credit losses	10,552	10,219	—	10,219	—
Commercial loans, net of allowance for credit losses	41,214	41,601	—	—	41,601
Commercial loans held for sale	118	118	—	118	—
Consumer loans, net of allowance for credit losses	17,642	16,099	—	—	16,099
Consumer loans held for sale	2	2	—	2	—
Financial liabilities:
Short-term financial liabilities	$6,863	$6,863	$—	$6,822	$41
Deposits	120,764	120,712	—	120,712	—
Long-term debt	10,570	11,029	—	11,029	—

December 31, 2022	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$18,802	$18,802	$1,004	$17,744	$54
Federal funds sold and securities purchased under agreements to resell	23,085	23,085	—	23,085	—
Securities held-to-maturity, net of allowance for credit losses	7,317	6,862	—	6,862	—
Commercial loans, net of allowance for credit losses	41,266	42,050	—	—	42,050
Commercial loans held for sale	112	112	—	112	—
Consumer loans, net of allowance for credit losses	17,510	15,984	—	—	15,984
Consumer loans held for sale	5	5	—	5	—
Financial liabilities:
Short-term financial liabilities	$5,999	$5,999	$—	$5,945	$54
Deposits	121,669	121,652	—	121,652	—
Long-term debt	9,213	9,769	—	9,769	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $160 million and $158 million at March 31, 2023 and December 31, 2022, respectively.

HSBC USA Inc.
20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 30, "Litigation and Regulatory Matters," in our 2022 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2022 Form 10-K are reported herein.
In addition to the matters described below and in our 2022 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 30, "Litigation and Regulatory Matters," in our 2022 Form 10-K, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $125 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
In addition, based on the facts currently known for each of the ongoing investigations disclosed in Note 30, "Litigation and Regulatory Matters," in our 2022 Form 10-K, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Credit Card Litigation
In March 2023, the U.S. Court of Appeals for the Second Circuit ("Second Circuit") affirmed the district court's 2019 decision granting final approval of the monetary relief settlement in In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y.
Foreign Exchange ("FX") Matters
In Nypl v. JPMorgan Chase, et al.; (Case No. 1:15-CV-9300), the court granted defendants' motion for summary judgment in March 2023.
Investigations
In June 2020, the Competition Commission of South Africa, having initially referred a complaint for proceedings before the South African Competition Tribunal in February 2017, filed a revised complaint against 28 financial institutions, including HSBC Bank USA, for alleged anti-competitive behavior in the South African foreign exchange market. In March 2023, the South African Competition Tribunal denied applications by HSBC Bank USA and other banks to dismiss the revised complaint.
Precious Metals Fix Matters
Platinum and Palladium Fix Litigation In February 2023, the Second Circuit reversed the district court's dismissal of the action and subsequently denied defendants' motion for rehearing en banc.

HSBC USA Inc.
Mortgage Securitization Trust Litigation In March 2023, the denial of HSBC Bank USA's motion to dismiss in the action brought by Freedom Trust 2011-2 was affirmed on appeal. HSBC Bank USA has filed a motion seeking leave to appeal to the New York State Court of Appeals. The trial court granted HSBC Bank USA's motion to dismiss in the Mark Zittman action. Zittman has appealed.
Other Regulatory and Law Enforcement Investigations
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

The following new accounting pronouncement was adopted during 2023:

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

•The new guidance is being applied prospectively for new loan modifications beginning January 1, 2023 while the accounting for our remaining population of TDR Loans did not materially change.
•See Note 6, "Loans," for the new disclosures required by this standard.
•The adoption of this guidance did not have a material impact on our financial position or results of operations.

There have been no additional accounting pronouncements issued by the Financial Accounting Standards Board that are expected to have a material impact on our consolidated financial statements.

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
•uncertainty concerning the future market and economic conditions in the United States and abroad, including but not limited to, changes in interest rates, energy prices, inflation, supply chain issues, a decline in housing prices, the availability of credit and liquidity, unemployment levels, turmoil in the financial markets and related efforts of government agencies to stabilize the financial system, changes in consumer confidence and consumer spending and behavior, consumer perception as to the continuing availability of credit and price competition in the market segments we serve and the consequences of unexpected geopolitical events, such as trade disputes;
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
•unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and
•the other risk factors and uncertainties described under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").
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
Economic Environment  U.S. economic activity slowed during the first quarter of 2023 reflecting continued pressures from high inflation and rising interest rates. In addition, recent bank failures have raised concerns about potential weakness in the banking sector, which could lead to tighter credit conditions for households and businesses, further weighing on economic activity. U.S. Gross Domestic Product ("GDP") is currently forecast to have grown at an annual rate of 1.1 percent in the first quarter of 2023, while the personal consumption expenditures price index of 4.2 percent in March 2023 remained well above the FRB's target inflation rate. In March 2023, the FRB increased short-term interest rates by 25 basis points, the second such rate increase this quarter, and indicated that some additional increases in short-term interest rates may be needed in 2023 in order to fight inflation.
The impacts of high inflation, rising interest rates and slowing economic growth, in addition to recent banking sector concerns, have created significant uncertainty about the future economic environment which will continue to impact our business in future periods. Concerns over domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a recession. Interest rate levels, inflation and economic growth, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2023 and beyond.
Performance, Developments and Trends During the first quarter of 2023, two regional bank failures triggered turmoil throughout the banking industry as contagion fears spread. To date, we have not experienced any significant impact to our liquidity, deposits or funding capabilities as a result of this industry turmoil.
The following tables set forth selected financial metrics of HUSI for the three months ended March 31, 2023 and 2022 and at March 31, 2023 and December 31, 2022:

Three Months Ended March 31,	2023	2022
	(dollars are in millions)
Net income	$217	$201
Rate of return on average:
Total assets	.5%	.4%
Common equity	7.3	5.3
Tangible common equity(1)	7.6	5.4
Total equity	7.1	4.9
Net interest margin	1.28	1.12
Efficiency ratio	67.2	71.2
Commercial net charge-off ratio(2)	.04	.15
Consumer net charge-off ratio(2)	.09	(.10)

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

Three Months Ended March 31,	2023	2022
	(in millions)
Common equity	$12,091	$15,510
Less: Goodwill	458	458
Less: Intangible assets - purchased credit card relationships	—	1
Tangible common equity	$11,633	$15,051
(2)Excludes loans held for sale.

HSBC USA Inc.

	March 31, 2023	December 31, 2022
Additional Select Ratios:
Allowance as a percent of loans(1)	.99%	.98%
Commercial allowance as a percent of loans(1)	1.36	1.32
Consumer allowance as a percent of loans(1)	.11	.19
Loans to deposits ratio(2)	48.58	48.00
Common equity Tier 1 capital to risk-weighted assets	13.8	13.5
Tier 1 capital to risk-weighted assets	14.1	13.8
Total capital to risk-weighted assets	16.4	16.1
Tier 1 leverage ratio	8.6	8.5
Total equity to total assets	7.6	7.4

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $217 million during the three months ended March 31, 2023 compared with $201 million during the three months ended March 31, 2022. Income before income tax was $287 million during the three months ended March 31, 2023 compared with $266 million during the three months ended March 31, 2022. The increase in income before income tax during the three months ended March 31, 2023 was due primarily to lower operating expenses driven by the completion of our strategic plan to restructure our operations ("Restructuring Plan"), including the non-recurrence of $48 million of costs related to the delivery of our Restructuring Plan ("Costs to Achieve") recorded during the first quarter of 2022 as discussed further below. This increase was partially offset by lower other revenues driven by the non-recurrence of a gain of $111 million recorded during the first quarter of 2022 on the sale of the branch disposal group associated with the exit of our mass market retail banking business. See Note 3, "Sale of Certain Branch Assets and Liabilities," in the accompanying consolidated financial statements for additional information.
As previously disclosed, we completed our Restructuring Plan over the three-year period of 2020-2022. Costs to Achieve primarily consisted of lease impairment and other related costs, severance costs and allocated costs from HSBC Technology & Services (USA) Inc. ("HTSU"). Costs to Achieve also included allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities. See Note 2, "Strategic Initiatives," in the accompanying consolidated financial statements for a more detailed discussion of these costs.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
London Interbank Offered Rate ("LIBOR") Transition Regulators and central banks in various national jurisdictions continue to actively work to help transition from interbank offered rates to acceptable alternative rates, such as the Secured Overnight Financing Rate ("SOFR") recommended by the Alternative Reference Rates Committee convened by the FRB. In March 2023, the United Kingdom ("U.K") Financial Conduct Authority announced that the one-month, three-month and six-month U.S. dollar ("USD") LIBOR tenors will continue to be published until September 30, 2024, using an amended methodology (i.e., on an unrepresentative "synthetic" basis), while the less commonly used overnight and twelve-month USD LIBOR tenors will cease to be provided immediately after June 30, 2023 as previously planned. The extension of certain USD LIBOR tenors on a synthetic basis until September 2024 further aids in reducing the risks associated with transitioning legacy contracts onto replacement rates. These synthetic tenors will be available only for use in certain legacy contracts, and are not for use in new business.
We continue to actively participate in HSBC's global transition program with the objective of facilitating an orderly transition of all products, processes, models and curves, as well as all legacy LIBOR-based contracts, onto replacement rates. The focus of our client transition efforts is on those remaining USD-LIBOR based contracts that mature after June 30, 2023. Such contracts outstanding at March 31, 2023 consisted primarily of contracts for USD LIBOR-based loans with a carrying value of approximately $14.3 billion, USD LIBOR-based long-term debt with a carrying value of approximately $1.1 billion ($1.0 billion of which is already set to transition to SOFR as of July 1, 2023), and USD LIBOR-based derivatives with a notional value of approximately $16.9 billion. The substantial majority of our outstanding USD LIBOR-based derivative contracts adhere to and are covered by the International Swaps and Derivatives Association fallback protocol, and are set to automatically transition at the first reset subsequent to June 30, 2023. For USD LIBOR-based loans, approximately $6.6 billion represents legacy contracts in our consumer mortgage loan portfolio which are set to transition to a SOFR-based rate at the first applicable

HSBC USA Inc.
reset subsequent to June 30, 2023. The remainder of our USD LIBOR-based loans are legacy contracts in our commercial loan portfolio of approximately $7.7 billion which will require further outreach with our clients in order to transition.
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

Three Months Ended March 31,	2023	2022
	(in millions)
Profit before tax – U.S. GAAP basis	$287	$266
Adjustments:
Other long-lived assets	33	11
Renewable energy tax credit investments	4	7
Loans held for sale	(2)	(5)
Expected credit losses	(8)	52
Other	7	2
Profit before tax – Group Reporting Basis	$321	$333
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2022 Form 10-K. There have been no significant changes since December 31, 2022 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results. Differences in reported profit before tax in the table above that were individually significant for the periods presented are explained below.
During the first quarter of 2023, other long-lived assets in the table above reflects $19 million of lease related impairment charges under U.S. GAAP associated with the exit of certain office space, while under the Group Reporting Basis, impairment was recognized when we committed to vacate the space in the fourth quarter of 2022. In addition, amortization expense for long-lived assets in both periods was higher under U.S. GAAP due to the impact of impairment charges recorded under the Group Reporting Basis in prior years. In 2020, we recorded an impairment charge under the Group Reporting Basis related to the write-off of all the capitalized software and a portion of the leasehold improvements associated with our Wealth and Personal Banking business segment, while under U.S. GAAP no impairment charge was required. Subsequent to the impairment charge in 2020, we recorded additional impairment charges under the Group Reporting Basis for newly completed leasehold improvements in our Wealth and Personal Banking business segment, while under U.S. GAAP they are capitalized and amortized. Consequently, the carrying amounts of capitalized software and leasehold improvements are higher under U.S. GAAP than under the Group Reporting Basis and, as a result, corresponding amortization expense is higher under U.S. GAAP.
During the first quarter of 2023, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses ("ECL") estimate. Primarily as a result of the different requirements, the favorable impact of improved housing price forecasts on residential mortgages was more pronounced under U.S. GAAP.
During the first quarter of 2022, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, the impact of higher loss estimates associated with loan growth and maturity extensions was more pronounced under U.S. GAAP.

HSBC USA Inc.
Balance Sheet Review

The following table provides balance sheet totals at March 31, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	March 31, 2023	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$45,810	$3,977	9.5%
Loans, net	58,874	78	.1
Loans held for sale	474	120	33.9
Trading assets	17,559	(4,171)	(19.2)
Securities	37,278	2,616	7.5
All other assets	6,555	(725)	(10.0)
	$166,550	$1,895	1.2%
Period end liabilities and equity:
Total deposits	$122,168	$(1,055)	(.9)%
Trading liabilities	2,243	(560)	(20.0)
Short-term borrowings	6,822	877	14.8
Long-term debt	19,517	1,926	10.9
Interest, taxes and other liabilities	3,109	129	4.3
Total equity	12,691	578	4.8
	$166,550	$1,895	1.2%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments increased compared with December 31, 2022 due to an increase in overall liquidity as we raised funds in advance of their usage. The increase in funds was driven by lower trading security positions, new issuances of long-term debt and higher short-term borrowings as discussed in detail below. These increases were partially offset by net purchases of securities and lower deposits from affiliates.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at March 31, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	March 31, 2023	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$7,930	$(33)	(.4)%
Business and corporate banking	16,495	420	2.6
Global banking(1)	10,510	(68)	(.6)
Other commercial(2)	6,848	(353)	(4.9)
Total commercial	41,783	(34)	(.1)
Consumer loans:
Residential mortgages	16,988	150	.9
Home equity mortgages	362	(8)	(2.2)
Credit cards	198	(15)	(7.0)
Other consumer	131	(11)	(7.7)
Total consumer	17,679	116	.7
Total loans	59,462	82	.1
Allowance for credit losses(3)	588	4	.7
Loans, net	$58,874	$78	.1%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)Includes loans to HSBC affiliates which totaled $3,409 million and $3,557 million at March 31, 2023 and December 31, 2022, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans were relatively flat compared with December 31, 2022 as paydowns, maturities and lower loans to affiliates were largely offset by new business activity in business and corporate banking as we continued to apply a disciplined lending approach. The trend in commercial non-affiliate loans reflects declines in the software, diversified financials and chemicals industries which were largely offset by increases in the semiconductor, banking and utilities industries.
Consumer loans increased modestly compared with December 31, 2022 due to growth in residential mortgage loans.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	March 31, 2023		December 31, 2022
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.1%	97.1%	98.5%	98.9%
80% < LTV < 90%	1.9	2.9	1.5	1.1
90% < LTV < 100%	—	—	—	—
LTV > 100%	—	—	—	—
Average LTV for portfolio	49.4	44.6	48.8	43.1

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
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at December 31, 2023 and September 30, 2022, respectively.

HSBC USA Inc.
Loans Held for Sale  The following table summarizes loans held for sale at March 31, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	March 31, 2023	Amount	%
	(dollars are in millions)
Commercial loans:
Business and corporate banking	$19	$19	*
Global banking	453	104	29.8
Total commercial	472	123	35.2
Consumer loans:
Residential mortgages	2	(3)	(60.0)
Total consumer	2	(3)	(60.0)
Total loans held for sale	$474	$120	33.9%

*Percentage change is greater than 100 percent.
Commercial loans held for sale increased compared with December 31, 2022. Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $354 million and $237 million at March 31, 2023 and December 31, 2022, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $118 million and $112 million at March 31, 2023 and December 31, 2022, respectively.
Consumer loans held for sale decreased compared with December 31, 2022. Included in residential mortgage loans held for sale are agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income.
Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on loans held for sale was immaterial at both March 31, 2023 and December 31, 2022.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at March 31, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	March 31, 2023	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$11,918	$(4,367)	(26.8)%
Precious metals	4,430	599	15.6
Derivatives, net	1,211	(403)	(25.0)
	$17,559	$(4,171)	(19.2)%
Trading liabilities:
Securities sold, not yet purchased	$984	$147	17.6%
Derivatives, net	1,259	(707)	(36.0)
	$2,243	$(560)	(20.0)%

(1)See Note 4, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

HSBC USA Inc.
Trading securities balances were lower compared with December 31, 2022 due primarily to a decrease in foreign sovereign positions. Trading security positions are primarily held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were higher compared with December 31, 2022 due to an increase in short U.S. Treasury positions related to economic hedges of trading security positions held for Community Reinvestment Act purposes.
Precious metals trading assets were higher compared with December 31, 2022 due primarily to an increase in our own gold inventory position, partially offset by decrease in our own silver inventory position. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both declined compared with December 31, 2022 mainly from market movements which resulted in lower valuations of foreign exchange and interest rate derivatives, partially offset by higher valuations of commodity and credit derivatives. Market movements on equity derivatives were mixed, resulting in lower derivative asset valuations, but higher derivative liability valuations.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were higher compared with December 31, 2022 driven by purchases of U.S. Government agency mortgage-backed and U.S. Treasury securities held-to-maturity, partially offset by maturities of foreign sovereign securities available-for-sale as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets were lower compared with December 31, 2022 due primarily to the completion of a client share repurchase transaction during the first quarter of 2023 as well as decreases in cash collateral posted, outstanding settlement balances related to security sales and deferred tax assets. These decreases were partially offset by higher margin requirements related to futures trading.
Deposits  The following table summarizes deposit balances by major depositor categories at March 31, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	March 31, 2023	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$109,661	$1,491	1.4%
Domestic and foreign banks	9,775	(2,581)	(20.9)
U.S. government and states and political subdivisions	125	(35)	(21.9)
Foreign governments and official institutions	2,607	70	2.8
Total deposits	$122,168	$(1,055)	(.9)%
Total deposits decreased compared with December 31, 2022 due primarily to lower deposits from affiliates and the continued attrition of retail savings deposits. These decreases were partially offset by increased time deposits as well as deposit inflows associated with the recent banking industry turmoil.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2022 reflecting increases in securities sold under repurchase agreements and commercial paper outstanding.
Long-Term Debt  Long-term debt increased compared with December 31, 2022 due to debt issuances and fair value movements on fair value option debt, partially offset by debt retirements. Debt issuances during the three months ended March 31, 2023 totaled $2,037 million, of which $3 million was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $2,034 million of senior debt during the three months ended March 31, 2023, which included $1,250 million of senior notes that were issued by HSBC USA in March as well as $784 million of structured notes. Total long-term debt outstanding under this shelf was $11,043 million and $9,597 million at March 31, 2023 and December 31, 2022, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $3 million during the three months ended March 31, 2023. Total debt outstanding under this program was $1,932 million at both March 31, 2023 and December 31, 2022.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both March 31, 2023 and December 31, 2022.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities were higher compared with December 31, 2022 due primarily to an increase in outstanding settlement balances related to security purchases, partially offset by the completion of a client share repurchase transaction during the first quarter of 2023.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2023 Compared with 2022 Increase (Decrease)
Three Months Ended March 31,	2023	Volume	Rate	2022
	(dollars are in millions)
Interest income:
Short-term investments	$410	$(7)	$390	$27
Trading securities	49	(13)	(1)	63
Securities	323	(19)	201	141
Commercial loans	657	7	412	238
Consumer loans	146	(9)	17	138
Other	19	(1)	15	5
Total interest income	1,604	(42)	1,034	612
Interest expense:
Deposits	756	(4)	702	58
Short-term borrowings	100	—	95	5
Long-term debt	256	8	180	68
Tax liabilities and other	9	(1)	6	4
Total interest expense	1,121	3	983	135
Net interest income	$483	$(45)	$51	$477

Yield on total interest earning assets	4.23%			1.43%
Cost of total interest bearing liabilities	3.87			.44
Interest rate spread	.36			.99
Benefit from net non-interest paying funds(1)	.92			.13
Net interest margin on average earning assets	1.28%			1.12%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased modestly during the three months ended March 31, 2023 due primarily to higher interest income from commercial loans, short-term investments and securities driven by higher yields, partially offset by higher interest expense from interest bearing liabilities driven by higher rates paid.
Short-term investments Interest income increased during the three months ended March 31, 2023 due to higher yields reflecting the impact of higher market rates.
Trading securities Interest income decreased during the three months ended March 31, 2023 due primarily to lower average balances driven by a decline in equity positions, partially offset by an increase in foreign sovereign positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during the three months ended March 31, 2023 due to higher yields reflecting the impact of higher market rates, partially offset by lower average balances. Lower average balances were driven by declines in U.S. Government sponsored mortgage-backed, U.S. Treasury and foreign sovereign securities.
Commercial loans Interest income increased during the three months ended March 31, 2023 due primarily to higher yields reflecting the impact of higher market rates on variable rate loans and newly originated loans.

HSBC USA Inc.
Consumer loans Interest income was higher during the three months ended March 31, 2023 due primarily to higher yields on residential mortgage loans reflecting the impact of higher market rates on variable rate loans and newly originated loans, partially offset by lower average balances driven by the impact of loan sales during the first quarter of 2022.
Other Higher interest income during the three months ended March 31, 2023 was due to higher yields reflecting the impact of higher market rates on cash collateral posted and Federal Reserve Bank stock.
Deposits Interest expense increased during the three months ended March 31, 2023 due to higher rates paid reflecting the impact of higher market rates and, to a lesser extent, a shift in mix to higher cost time deposits.
Short-term borrowings Higher interest expense during the three months ended March 31, 2023 was due to higher rates paid reflecting the impact of higher market rates.
Long-term debt Interest expense increased during the three months ended March 31, 2023 due primarily to higher rates paid reflecting the impact of higher market rates on variable rate borrowings and newly issued debt.
Tax liabilities and other Interest expense increased during the three months ended March 31, 2023 due to higher rates paid on securities sold, not yet repurchased reflecting the impact of higher market rates.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$(28)	$49	$(77)	*
Business and corporate banking	38	(40)	78	*
Global banking	12	29	(17)	(58.6)
Other commercial	—	(2)	2	100.0
Total commercial loans	22	36	(14)	(38.9)
Consumer loans:
Residential mortgages	(10)	(4)	(6)	*
Home equity mortgages	1	—	1	*
Credit cards	—	(1)	1	100.0
Other consumer	(1)	—	(1)	*
Total consumer loans	(10)	(5)	(5)	(100.0)
Total loans	12	31	(19)	(61.3)
Securities available-for-sale	—	(1)	1	100.0
Off-balance sheet credit exposures	8	(19)	27	*
Total provision for credit losses	$20	$11	$9	81.8%

*Percentage change is greater than 100 percent.
Our provision for credit losses increased $9 million during the three months ended March 31, 2023 due primarily to a higher provision for credit losses on off-balance sheet credit exposures, partially offset by a lower provision for credit losses on both our commercial and consumer loan portfolios.
The provision for credit losses on our commercial loan portfolio decreased $14 million during the three months ended March 31, 2023. The loss provision in the current year period was driven by increases in credit reserves for risk factors associated with higher risk industry exposures and large loan exposures as well as downgrades reflecting weakness in the financial condition of certain clients. In the prior year period, the loss provision was driven by increases in credit reserves for risk factors associated with economic uncertainty, including higher risk industry exposures and supply chain disruptions, as well as higher provisions associated with loan growth and maturity extensions. The loss provision in the prior year period was partially offset by improved economic conditions which resulted in improved economic forecasts.
The provision for credit losses on our consumer loan portfolio decreased $5 million during the three months ended March 31, 2023 reflecting a higher release in credit loss reserves. The release in credit reserves in the current year period was driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in

HSBC USA Inc.
New York State foreclosure law. In the prior year period, the release in credit reserves was driven by improved economic conditions which resulted in improved economic forecasts, partially offset by an increase in credit reserves for risk factors associated with economic uncertainty.
The provision for credit losses on off-balance sheet credit exposures increased $27 million during the three months ended March 31, 2023 reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period resulted from an increase in credit reserves for risk factors associated with large loan exposures and downgrades reflecting weakness in the financial condition of certain clients. In the prior year period, the release in credit reserves resulted from improved economic conditions and improvements in the credit condition of certain clients.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Credit card fees, net	$11	$15	$(4)	(26.7)%
Trust and investment management fees	31	26	5	19.2
Other fees and commissions	148	178	(30)	(16.9)
Trading revenue	225	72	153	*
Other securities gains, net	3	20	(17)	(85.0)
Servicing and other fees from HSBC affiliates	74	101	(27)	(26.7)
Gain (loss) on instruments designated at fair value and related derivatives	(22)	6	(28)	*
Gain on sale of branch disposal group, net	—	111	(111)	(100.0)
Other income (loss):
Valuation of loans held for sale	—	3	(3)	(100.0)
Residential mortgage banking revenue	1	6	(5)	(83.3)
Insurance	1	1	—	—
Miscellaneous income (loss)	(19)	(53)	34	64.2
Total other income (loss)	(17)	(43)	26	60.5
Total other revenues	$453	$486	$(33)	(6.8)%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net decreased during the three months ended March 31, 2023 due primarily to the non-recurrence of loan servicing fees recorded in the prior year period reflecting the temporary servicing agreement we entered into associated with the sale of a portfolio of mass market retail credit cards during the fourth quarter of 2021.
Trust and investment management fees  Trust and investment management fees increased during the three months ended March 31, 2023 due to higher fees from liquidity funds driven by lower fee waivers reflecting the impact of higher market interest rates.
Other fees and commissions Other fees and commissions decreased during the three months ended March 31, 2023 due primarily to lower fees from loan syndication reflecting lower business activity compared with the prior year period. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$102	$61	$41	67.2%
Metals	57	24	33	*
Debt Markets	1	(3)	4	*
Securities Financing	71	(35)	106	*
Markets Treasury	(2)	26	(28)	*
Legacy structured credit products	—	1	(1)	(100.0)
Other trading(1)	(4)	(2)	(2)	(100.0)
Total trading revenue	$225	$72	$153	*

*Percentage change is greater than 100 percent.
(1)Includes trading revenue related to Global Banking and Equities.
Trading revenue increased during the three months ended March 31, 2023 due primarily to higher revenue in Securities Financing due to improved revenue from swaps in prime brokerage as well as higher revenue in Foreign Exchange and Metals as market volatility resulted in increased trading opportunities. These increases were partially offset by lower revenue in Markets Treasury due to the unfavorable performance of economic hedge positions used to manage interest rate risk.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three months ended March 31, 2023 and 2022, we sold $681 million and $316 million, respectively, of primarily U.S. Treasury securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net decreased during the three months ended March 31, 2023 driven by lower gains from the sale of U.S. Treasury securities. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 5, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates decreased during the three months ended March 31, 2023 due primarily to lower performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc and, to a lesser extent, lower cost reimbursements associated with shared services performed on behalf of other HSBC affiliates.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and, at December 31, 2022, a client share repurchase transaction. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives decreased during the three months ended March 31, 2023 attributable to unfavorable movements related to the economic hedging of interest rate risk and other risks within our hybrid instruments. See Note 11, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Gain on sale of branch disposal group, net During the first quarter of 2022, we completed the sale of the branch disposal group associated with the exit of our mass market retail banking business to third parties and recognized a gain on sale of $111 million, net of transaction costs. See Note 3, "Sale of Certain Branch Assets and Liabilities," in the accompanying consolidated financial statements for additional information.
Other income (loss)  Other income (loss) was higher during the three months ended March 31, 2023 due primarily to the non-recurrence of a loss of $35 million recorded during the first quarter of 2022 on the sale of a portfolio of consumer mortgage loans. Also contributing to the increase was higher income associated with bank owned life insurance. These increases were

HSBC USA Inc.
partially offset by a loss associated with credit default swap protection which largely reflects the hedging of a few client relationships compared with a gain in the period year period as well as lower residential mortgage banking revenue driven by unfavorable fair value adjustments on mortgage servicing rights.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$121	$154	$(33)	(21.4)%
Support services from HSBC affiliates:
Fees paid to HTSU	220	260	(40)	(15.4)
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	53	37	16	43.2
Fees paid to other HSBC affiliates	111	121	(10)	(8.3)
Total support services from HSBC affiliates	384	418	(34)	(8.1)
Occupancy expense, net	30	17	13	76.5
Other expenses:
Equipment and software	27	24	3	12.5
Marketing	3	7	(4)	(57.1)
Outside services	12	16	(4)	(25.0)
Professional fees	12	21	(9)	(42.9)
Federal Deposit Insurance Corporation assessment fees	22	15	7	46.7
Miscellaneous	18	14	4	28.6
Total other expenses	94	97	(3)	(3.1)
Total operating expenses	$629	$686	$(57)	(8.3)%
Personnel - average number	2,045	2,965
Efficiency ratio	67.2%	71.2%
Salaries and employee benefits  Salaries and employee benefits expense decreased during the three months ended March 31, 2023 due primarily to lower salaries expense, incentive compensation and other staff costs driven by staff reductions related to the completion of our Restructuring Plan, including the sale of the branch disposal group during the first quarter of 2022.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates decreased during the three months ended March 31, 2023 due to the non-recurrence of $40 million of allocated Costs to Achieve from HTSU and other HSBC affiliates, primarily support service project costs and severance costs, recorded during the prior year period. Also contributing to the decrease were lower cost allocations from our support service functions driven by the completion of our Restructuring Plan. These decreases were partially offset by higher cost allocations from HMUS associated with Global Banking activities reflecting the impact of a higher utilization percentage. A summary of the services received from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net was higher during the three months ended March 31, 2023 due to $19 million of lease impairment and other related costs recorded during the first quarter of 2023 related to the exit of certain office space. This increase was partially offset by lower operating lease costs driven by the completion of our Restructuring Plan.
Other expenses  Other expenses decreased modestly during the three months ended March 31, 2023 due to lower professional fees, marketing expense and outside services expense which were partially offset by higher deposit insurance assessment fees and capitalized software amortization expense.
Efficiency ratio  Our efficiency ratio improved during the three months ended March 31, 2023 due primarily to lower operating expenses driven by the completion of our Restructuring Plan, partially offset by lower other revenues driven by the non-recurrence of the gain on sale of the branch disposal group recorded in the prior year period as discussed above.

HSBC USA Inc.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended March 31,	2023	2022
	(dollars are in millions)
Income before income tax	$287	$266
Income tax expense	70	65
Effective tax rate	24.4%	24.4%
During the three months ended March 31, 2023, income tax expense increased driven by higher pre-tax income, while there was no change in the effective tax rate.
Management evaluated the need for a valuation allowance against deferred tax assets at March 31, 2023 and 2022 and it was determined that a valuation allowance was not required.

Segment Results – Group Reporting Basis

We have distinct businesses, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB"), and Global Banking and Markets ("GBM"). These businesses and a Corporate Center ("CC") serve as our reportable segments with the exception of GBM. Our GBM business is comprised of three distinct operating segments: Global Banking ("GB"), Markets and Securities Services ("MSS"), and Global Banking and Markets Other ("GBM Other"), which are separately reported. See Item 1, "Business," in our 2022 Form 10-K for a description of our segments, including a discussion of the main business activities of the segments and a summary of their products and services. There have been no changes in the basis of our segmentation as compared with the presentation in our 2022 Form 10-K.
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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2022 Form 10-K.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2022 Form 10-K. There have been no significant changes since December 31, 2022 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$213	$169	$44	26.0%
Other operating income	52	163	(111)	(68.1)
Total operating income(1)	265	332	(67)	(20.2)
Expected credit losses	10	4	6	*
Net operating income	255	328	(73)	(22.3)
Operating expenses	175	242	(67)	(27.7)
Profit before tax	$80	$86	$(6)	(7.0)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$126	$84	$42	50.0%
Retail banking mortgages, credit cards and other personal lending	35	64	(29)	(45.3)
Wealth and asset management products	21	18	3	16.7
Private banking	56	47	9	19.1
Retail business banking and other(2)	27	119	(92)	(77.3)
Total operating income	$265	$332	$(67)	(20.2)%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue. During the first quarter of 2022, retail business banking and other also reflects a gain of $148 million on the sale of the branch disposal group associated with the exit of our mass market retail banking business as well as a loss on the sale of a portfolio of consumer mortgage loans as discussed below.
Our WPB segment reported a lower profit before tax during the three months ended March 31, 2023 due primarily to lower other operating income driven by the non-recurrence of a gain of $148 million recorded during the first quarter of 2022 on the sale of the branch disposal group associated with the exit of our mass market retail banking business. Also contributing to the lower profit before tax was higher expected credit losses, partially offset by lower operating expenses and higher net interest income.
Net interest income increased during the three months ended March 31, 2023 due primarily to the favorable impact of higher market rates.
Excluding the gain on sale of the branch disposal group as discussed above, other operating income increased during the three months ended March 31, 2023 due primarily to the non-recurrence of a loss of $55 million recorded during the first quarter of 2022 on the sale of a portfolio of consumer mortgage loans. Also contributing to the increase were higher investment management fees driven by lower liquidity fee waivers reflecting the impact of higher market interest rates. These increases were partially offset by lower allocated Markets Treasury revenue, lower residential mortgage banking revenue driven by unfavorable fair value adjustments on residential mortgage loans held for trading and lower fees from account services.
Expected credit losses increased during the three months ended March 31, 2023. The loss provision in the current year period was due primarily to a higher loss estimate for risk factors associated with a change in New York State foreclosure law, partially offset by improved housing price forecasts. In the prior year period, the loss provision was driven by a higher loss estimate for risk factors associated with economic uncertainty, partially offset by improved economic conditions which resulted in improved economic forecasts.
Operating expenses decreased during the three months ended March 31, 2023 driven by the completion of our Restructuring Plan which resulted in declines in staff costs, operating lease costs, marketing expense and cost allocations from our technology and support service functions. Also contributing to the decrease were lower deposit insurance assessment fees.

HSBC USA Inc.
Client Assets The following table provides information regarding private banking client assets during the three months ended March 31, 2023 and 2022:

Three Months Ended March 31,	2023	2022
	(in millions)
Client assets at beginning of period	$49,549	$66,181
Net new money (outflows)	(581)	(1,170)
Value change	5,408	867
Client assets at end of period	$54,376	$65,878
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$285	$185	$100	54.1%
Other operating income	72	83	(11)	(13.3)
Total operating income(1)	357	268	89	33.2
Expected credit losses	16	(27)	43	*
Net operating income	341	295	46	15.6
Operating expenses	150	147	3	2.0
Profit before tax	$191	$148	$43	29.1%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$109	$108	$1	.9%
Global Payments Solutions ("GPS")	173	97	76	78.4
Global Trade and Receivables Finance ("GTRF")	18	19	(1)	(5.3)
Investment banking products and other(2)	57	44	13	29.5
Total operating income	$357	$268	$89	33.2%
(2)Includes allocated Markets Treasury revenue.
Our CMB segment reported a higher profit before tax during the three months ended March 31, 2023 due to higher net interest income, partially offset by higher expected credit losses and lower other operating income.
Net interest income increased during the three months ended March 31, 2023 due to higher deposit spreads reflecting the impact of higher market rates, higher average loan balances and higher earnings on capital. These increases were partially offset by lower average deposit balances.
Other operating income decreased during the three months ended March 31, 2023 due to lower fees from loan syndication.
Expected credit losses increased during the three months ended March 31, 2023 reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period was driven by a higher loss estimate for risk factors associated with higher risk industry exposures as well as downgrades reflecting weakness in the financial condition of certain clients. In the prior year period, the release in credit reserves was driven by improved economic conditions which resulted in improved economic forecasts as well as a lower loss estimate for risk factors associated with oil and gas industry loan exposures. The release in credit reserves in the prior year period was partially offset by higher provisions associated with loan growth.
Operating expenses increased modestly during the three months ended March 31, 2023 due primarily to higher cost allocations from our technology and support service functions.

HSBC USA Inc.
Global Banking and Markets Our GBM business is comprised of three reportable operating segments:
Global Banking  The following table summarizes the Group Reporting Basis results for our GB segment:

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$139	$78	$61	78.2%
Other operating income	54	124	(70)	(56.5)
Total operating income(1)	193	202	(9)	(4.5)
Expected credit losses	3	(2)	5	*
Net operating income	190	204	(14)	(6.9)
Operating expenses	135	117	18	15.4
Profit before tax	$55	$87	$(32)	(36.8)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our GB segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
GPS	$123	$90	$33	36.7%
Capital Markets	60	65	(5)	(7.7)
Credit and Lending	20	21	(1)	(4.8)
GTRF	13	12	1	8.3
GB Other(2)	(23)	14	(37)	*
Total operating income	$193	$202	$(9)	(4.5)%
(2)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection, certain credit-linked structured notes and loan sales.
Our GB segment reported a lower profit before tax during the three months ended March 31, 2023 due to lower other operating income, higher operating expenses and higher expected credit losses, partially offset by higher net interest income.
Revenue decreased during the three months ended March 31, 2023 due primarily to lower revenue in GB Other and Capital Markets, partially offset by higher revenue in GPS. Lower revenue in GB Other was driven by unfavorable fair value adjustments on certain credit-linked structured notes and a loss associated with credit default swap protection which largely reflects the hedging of a few client relationships compared with a gain in the prior year period. Lower Capital Markets revenue was driven by lower fees from loan syndication, partially offset by higher net interest income in issuer services reflecting the impact of higher market rates. Higher revenue in GPS was driven by higher net interest income reflecting the impact of higher market rates.
Expected credit losses increased during the three months ended March 31, 2023 reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients as well as a higher loss estimate for risk factors associated with higher risk industry exposures. In the prior year period, the release in credit reserves was driven by improved economic conditions which resulted in improved economic forecasts as well as a lower loss estimate for risk factors associated with oil and gas industry loan exposures.
Operating expenses increased during the three months ended March 31, 2023 due primarily to higher cost allocations from HMUS reflecting the impact of a higher utilization percentage and higher cost allocations from our technology and support service functions.

HSBC USA Inc.
Markets and Securities Services  The following table summarizes the Group Reporting Basis results for our MSS segment:

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income (expense)	$(68)	$16	$(84)	*
Other operating income	177	142	35	24.6
Total operating income(1)	109	158	(49)	(31.0)
Expected credit losses	—	—	—	—
Net operating income	109	158	(49)	(31.0)
Operating expenses	69	69	—	—
Profit before tax	$40	$89	$(49)	(55.1)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our MSS segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$83	$91	$(8)	(8.8)%
Debt Markets	5	2	3	*
Securities Financing	5	20	(15)	(75.0)
Equities	2	27	(25)	(92.6)
Securities Services	9	8	1	12.5
MSS Other	—	(1)	1	100.0
Credit and funding valuation adjustments	5	11	(6)	(54.5)
Total MSS	$109	$158	$(49)	(31.0)%
Our MSS segment reported a lower profit before tax during the three months ended March 31, 2023 due to higher net interest expense, partially offset by higher other operating income. The net interest expense in the first quarter of 2023 was due to a higher cost of funds reflecting the impact of higher market rates.
Revenue decreased during the three months ended March 31, 2023 due to lower revenue in Equities, Securities Financing, Foreign Exchange and Metals, and Credit and funding valuation adjustments. Lower Equities revenue was driven by lower performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc. Lower revenue in Securities Financing and Foreign Exchange and Metals was due primarily to lower balance sheet deployment driven by spread compression. Credit and funding valuation adjustments were unfavorable attributable primarily to lower gains from credit valuation adjustments on derivative assets.
Operating expenses were flat during the three months ended March 31, 2023.
Global Banking and Markets Other  The following table summarizes the Group Reporting Basis results for our GBM Other segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(in millions)
Net interest income (expense)	$—	$(2)	$2	100.0%
Other operating income	21	24	(3)	(12.5)
Total operating income	21	22	(1)	(4.5)
Expected credit losses	—	—	—	—
Net operating income	21	22	(1)	(4.5)
Operating expenses	18	24	(6)	(25.0)
Profit (loss) before tax	$3	$(2)	$5	*
Our GBM Other segment reported a profit before tax during the three months ended March 31, 2023 compared with a loss before tax in the prior year period due primarily to lower operating expenses driven by lower cost allocations from our technology and support service functions.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2023	2022	Amount	%
	(dollars are in millions)
Net interest expense	$(26)	$(1)	$(25)	*
Other operating income (expense)	10	(8)	18	*
Total operating income (expense)	(16)	(9)	(7)	(77.8)
Expected credit losses	—	—	—	—
Net operating income (expense)	(16)	(9)	(7)	(77.8)
Operating expenses	32	66	(34)	(51.5)
Loss before tax	$(48)	$(75)	$27	36.0%

*Percentage change is greater than 100 percent.
Our CC segment reported a lower loss before tax during the three months ended March 31, 2023 due to lower operating expenses and higher other operating income, partially offset by higher net interest expense.
Net interest expense increased during the three months ended March 31, 2023 driven by a higher cost of funds reflecting the impact of higher market rates.
Other operating income increased during the three months ended March 31, 2023 due primarily to favorable movements related to the economic hedging of interest rate risk within our own debt, lower losses on certain investments held for Community Reinvestment Act purposes and favorable fair value adjustments on certain equity investments.
Operating expenses decreased during the three months ended March 31, 2023 driven by the non-recurrence of allocated Costs to Achieve from HTSU and other HSBC affiliates, primarily support service project costs and severance costs, recorded during the prior year period.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2022 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2022 Form 10-K. There have been no significant revisions to our policies or methodologies during the first quarter of 2023.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	March 31, 2023	December 31, 2022
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$569	$551
Consumer loans	19	33
Total loans	588	584
Securities held-to-maturity	—	—
Other financial assets measured at amortized cost(1)	—	—
Securities available-for-sale	—	—
Total allowance for credit losses	$588	$584

Liability for off-balance sheet credit exposures	$125	$117

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at March 31, 2023 increased $4 million or 1 percent as compared with December 31, 2022 due to a higher loss estimate on our commercial loan portfolio, partially offset by a lower loss estimate on our consumer loan portfolio.
Our commercial allowance for credit losses at March 31, 2023 increased $18 million or 3 percent as compared with December 31, 2022 driven by increases in credit reserves for risk factors associated with higher risk industry exposures and large loan exposures as well as downgrades reflecting weakness in the financial condition of certain clients.
Our consumer allowance for credit losses at March 31, 2023 decreased $14 million or 42 percent as compared with December 31, 2022 driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in New York State foreclosure law.
The liability for off-balance sheet credit exposures at March 31, 2023 increased $8 million or 7 percent as compared with December 31, 2022 resulting from an increase in credit reserves for risk factors associated with large loan exposures and downgrades reflecting weakness in the financial condition of certain clients.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	March 31, 2023		December 31, 2022
	(dollars are in millions)
Commercial:
Real estate, including construction	$172	13.3%	$200	13.4%
Business and corporate banking	264	27.7	230	27.1
Global banking	132	17.8	120	17.8
Other commercial	1	11.5	1	12.1
Total commercial	569	70.3	551	70.4
Consumer:
Residential mortgages	(2)	28.6	11	28.4
Home equity mortgages	3	.6	2	.6
Credit cards	15	.3	16	.4
Other consumer	3	.2	4	.2
Total consumer	19	29.7	33	29.6
Total	$588	100.0%	$584	100.0%
The following table sets forth key ratios for the allowance for credit losses on loans:

	March 31, 2023	December 31, 2022
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.48%	1.44%
Affiliates	—	—
Total commercial	1.36	1.32
Consumer:
Residential mortgages	(.01)	.07
Home equity mortgages	.83	.54
Credit cards	7.58	7.51
Other consumer	2.29	2.82
Total consumer	.11	.19
Total loans	.99	.98
Nonperforming loans:(1)(2)
Commercial	219%	255%
Consumer	8	15
Total nonperforming loans	119	133

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 7, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three months ended March 31, 2023 and 2022.
The allowance for credit losses on loans as a percentage of total loans held for investment at March 31, 2023 was relatively flat as compared with December 31, 2022.

HSBC USA Inc.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at March 31, 2023 decreased as compared with December 31, 2022 as an increase in nonperforming loans as discussed further below in both our commercial and consumer loan portfolios outpaced the increase in our allowance for credit losses for the reasons discussed above.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	March 31, 2023		December 31, 2022
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$102	.24%	$126	.30%
Consumer:
Residential mortgages(1)(2)	138	.81	141	.84
Home equity mortgages(1)(2)	8	2.21	3	.81
Credit cards	4	2.02	3	1.41
Other consumer	2	1.53	3	2.11
Total consumer	152	.86	150	.85
Total	$254	.43	$276	.46

(1)At March 31, 2023 and December 31, 2022, consumer mortgage loan delinquency includes $63 million and $60 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	March 31, 2023		December 31, 2022
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$16	.39%	$9	.22%
ARM loans	88	.70	85	.67
Our two-months-and-over contractual delinquency ratio decreased 3 basis points compared with December 31, 2022 due to lower dollars of delinquency in our commercial loan portfolio.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 6 basis points compared with December 31, 2022 due to lower dollars of delinquency driven primarily by collections of a few large private banking loans, partially offset by a commercial real estate loan and two corporate banking loans which became 60 days past due.
Our consumer loan two-months-and-over contractual delinquency ratio was relatively flat compared with December 31, 2022 as higher dollars of delinquency in home equity mortgages driven by a large private banking loan which became 60 days past due, was largely offset by lower dollars of delinquency in residential mortgages reflecting collections.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Three Months Ended March 31,
	2023			2022
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$—	$7,998	—%	$—	$8,175	—%
Business and corporate banking	4	16,504	.10	6	14,723	.16
Global banking	—	10,328	—	9	11,174	.33
Other commercial	—	7,258	—	—	6,827	—
Total commercial	4	42,088	.04	15	40,899	.15
Consumer:
Residential mortgages	3	16,886	.07	(1)	15,593	(.03)
Home equity mortgages	—	365	—	(1)	322	(1.24)
Credit cards	1	199	2.01	(2)	168	(4.77)
Other consumer	—	136	—	—	62	—
Total consumer	4	17,586	.09	(4)	16,145	(.10)
Total	$8	$59,674	.05	$11	$57,044	.08
Our net charge-off ratio decreased 3 basis points during the three months ended March 31, 2023 due to a lower level of net charge-offs in our commercial loan portfolio driven by the deterioration of a global banking loan in the prior year period, partially offset by a higher level of net charge-offs in our consumer loan portfolio reflecting a modest level of net charge-offs in the current year period compared with a modest level of net recoveries in the prior year period. Also contributing to the decrease in the ratio were higher average loan balances.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	March 31, 2023		December 31, 2022
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$260	.62%	$216	.52%
Consumer:
Residential mortgages(2)(3)(4)	219	1.29	213	1.26
Home equity mortgages(2)(3)	11	3.04	7	1.89
Credit cards	3	1.52	2	.94
Other consumer	—	—	1	.70
Total consumer	233	1.32	223	1.27
Total	$493	.83	$439	.74

Other real estate owned(5)	$2		$2

(1)See Note 6, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At both March 31, 2023 and December 31, 2022, total nonperforming loans include $4 million of accruing loans contractually 90 days or more past due.
(2)At March 31, 2023 and December 31, 2022, nonperforming consumer mortgage loans include $123 million and $109 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes $1 million or less of commercial other real estate owned at both March 31, 2023 and December 31, 2022.
Our nonperforming loans ratio increased 9 basis points compared with December 31, 2022 due to higher nonperforming loans in our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio.
Our commercial nonperforming loans ratio increased 10 basis points compared with December 31, 2022 due to higher nonperforming loans driven primarily by the downgrade of a commercial real estate loan, partially offset by the paydown of a corporate banking loan.
Our consumer nonperforming loans ratio increased 5 basis points compared with December 31, 2022 due to higher nonperforming loans as customers which became 90 days past due, including a large private banking home equity mortgage loan, outpaced decreases due to foreclosure reflecting the impact of previous loan sales or customers returning to accrual status.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2022 Form 10-K.

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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	March 31, 2023		December 31, 2022
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$8,025	$10,892	$8,415	$11,779
Real estate	6,323	1,697	6,198	1,909
Commercial and professional services	3,129	5,649	3,002	5,677
Consumer services	2,868	3,308	2,783	3,251
Retailing	2,285	6,530	2,285	5,779
Capital goods	2,143	6,379	2,167	6,076
Consumer durables and apparel	1,915	2,940	1,937	2,975
Technology hardware and equipment	1,394	6,456	1,265	6,530
Software and services	1,271	4,197	1,726	4,356
Health care equipment and services	1,208	2,547	1,182	2,624
Chemicals	1,204	3,965	1,367	4,109
Utilities	992	1,236	842	991
Energy	934	4,612	988	4,464
Banks	926	306	702	590
Food, beverage and tobacco	710	2,330	668	2,351
Metals and mining	648	491	629	462
Food and staples retailing	606	1,486	628	1,457
Semiconductors and semiconductor equipment	535	3,186	238	3,531
Pharmaceuticals, biotechnology and life science	368	4,284	398	5,313
Media and entertainment	352	728	315	693
Total commercial credit exposure in top 20 industries(1)	37,836	73,219	37,735	74,917
All other industries	538	8,605	525	7,969
Total commercial credit exposure(2)	$38,374	$81,824	$38,260	$82,886

(1)Based on utilization at March 31, 2023.
(2)Excludes commercial credit exposures with affiliates.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at March 31, 2023 and December 31, 2022 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
March 31, 2023
New York State	23.8%	31.3%
California	15.7	44.1
North Central United States	11.5	1.0
North Eastern United States, excluding New York State	4.5	7.8
Southern United States	37.2	10.2
Western United States, excluding California	7.3	5.6
Total	100.0%	100.0%
December 31, 2022
New York State	23.6%	31.6%
California	17.3	43.9
North Central United States	11.2	1.0
North Eastern United States, excluding New York State	4.4	7.8
Southern United States	36.3	10.1
Western United States, excluding California	7.2	5.6
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at March 31, 2023 and December 31, 2022. Each category is not mutually exclusive and loans may appear in more than one category below.

	March 31, 2023	December 31, 2022
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$4,101	$4,063
ARM loans(1)	12,662	12,663

(1)During the remainder of 2023 and during 2024, approximately $292 million and $459 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in millions)
Closed end:
First lien	$16,988	$16,838
Second lien	16	16
Revolving(1)	346	354
Total	$17,350	$17,208

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

	March 31, 2023	December 31, 2022
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$11,164	$12,437
Less: collateral held against exposure	2,669	3,488
Net credit risk exposure	$8,495	$8,949

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
During the first quarter of 2023, two regional bank failures triggered turmoil throughout the banking industry as contagion fears spread. To date, we have not experienced any significant impact to our liquidity, deposits or funding capabilities as a result of this industry turmoil.

HSBC USA Inc.
Interest Bearing Deposits with Banks totaled $23,167 million and $17,744 million at March 31, 2023 and December 31, 2022, respectively, of which $22,751 million and $17,633 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $21,721 million and $23,085 million at March 31, 2023 and December 31, 2022, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $11,918 million and $16,285 million at March 31, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $37,278 million and $34,662 million at March 31, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $6,822 million and $5,945 million at March 31, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $122,168 million and $123,223 million at March 31, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $19,517 million at March 31, 2023 from $17,591 million at December 31, 2022. The following table presents the maturities of long-term debt at March 31, 2023:

(in millions)
2023	$1,817
2024	4,575
2025	6,241
2026	724
2027	1,276
Thereafter	4,884
Total	$19,517
The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2023 and 2022:

Three Months Ended March 31,	2023	2022
	(in millions)
Long-term debt issued	$2,037	$647
Long-term debt repaid	(603)	(1,241)
Net long-term debt issued (repaid)	$1,434	$(594)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the three months ended March 31, 2023.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At March 31, 2023, we were authorized to issue up to $15,000 million, of which $3,957 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $11,973 million was available at March 31, 2023.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At March 31, 2023, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $13,831 million.
Preferred Equity  See Note 19, "Preferred Stock," in our 2022 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first quarter of 2023, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.

HSBC USA Inc.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Common equity Tier 1 capital to risk-weighted assets	13.8%	13.5%
Tier 1 capital to risk-weighted assets	14.1	13.8
Total capital to risk-weighted assets	16.4	16.1
Tier 1 leverage ratio(1)	8.6	8.5

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). The Basel III rule establishes minimum capital ratios and overall capital adequacy standards for banks and bank holding companies ("BHCs"). HSBC North America, HSBC USA and HSBC Bank USA each calculate their risk-based capital requirements for credit risk under the Standardized Approach in the Basel III rule. In 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Economic Growth, Regulatory Relief and Consumer Protection Act that tailor the application of the enhanced prudential standards for large BHC and foreign banking organizations (the "Tailoring Rules"). The Tailoring Rules assign each BHC and IHC with $50 billion or more in total U.S. assets into one of five classifications (Categories I through IV, and 'other firms') based on its size and four risk-based indicators. Under the Tailoring Rules, HSBC North America and HSBC Bank USA are subject to Category IV standards. For additional discussion of the Basel III rule requirements, including required minimum capital ratios, as well as further discussion of the Tailoring Rules and Category IV standards see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2022 Form 10-K. We continue to review the composition of our capital structure.
Capital Planning and Stress Testing The FRB requires certain U.S. top-tier BHCs and IHCs, including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the supervisory stress tests conducted by the FRB. The stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB on the financial condition and capital adequacy of a CCAR firm over a nine quarter planning horizon. As a Category IV firm, HSBC North America is subject to supervisory stress testing on a biennial basis, although it may opt-in to such testing in an "off year" in order to recalibrate its stress capital buffer based on its most recent supervisory stress test. The FRB continues to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. For further discussion of capital planning and stress testing, including detail regarding the FRB's supervisory assessment as part of the CCAR process, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2022 Form 10-K.
HSBC North America submitted its 2023 CCAR capital plan in April 2023. As discussed above, HSBC North America is subject to supervisory stress testing on a biennial basis and will not have results publicly disclosed in 2023. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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

HSBC USA Inc.
2023 Funding Strategy  Our current estimate for funding needs and sources for 2023 are summarized in the following table:

	Actual January 1 through March 31, 2023	Estimated April 1 through December 31, 2023	Estimated Full Year 2023
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$—	$4	$4
Net change in short-term investments and securities	7	(3)	4
Net change in trading and other assets	(5)	3	(2)
Total funding needs	$2	$4	$6
Increase (decrease) in funding sources:
Net change in deposits	$(1)	$5	$4
Net change in trading and other short-term liabilities	1	(1)	—
Net change in long-term debt	2	—	2
Total funding sources	$2	$4	$6
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
HSBC Bank USA is subject to significant restrictions imposed by federal law on extensions of credit to, and certain other 'covered transactions' with HSBC USA and other affiliates. For further discussion, see Part I, "Regulation and Competition - Affiliate Transaction Restrictions," in our 2022 Form 10-K.
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At March 31, 2023 and December 31, 2022, we had commitments to extend credit totaling $88.6 billion and $88.8 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at March 31, 2023 and December 31, 2022, see Note 18, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2023 and December 31, 2022, our Level 3 measurements included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g.,

HSBC USA Inc.
volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars are in millions)
Level 3 assets(1)(2)	$414	$322
Total assets measured at fair value(1)(3)	59,848	68,441
Level 3 liabilities(1)	2,888	3,365
Total liabilities measured at fair value(1)	26,633	30,414
Level 3 assets as a percent of total assets measured at fair value	0.7%	0.5%
Level 3 liabilities as a percent of total liabilities measured at fair value	10.8%	11.1%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $291 million of recurring Level 3 assets and $123 million of non-recurring Level 3 assets at March 31, 2023. Includes $270 million of recurring Level 3 assets and $52 million of non-recurring Level 3 assets at December 31, 2022.
(3)Includes $59,568 million of assets measured on a recurring basis and $280 million of assets measured on a non-recurring basis at March 31, 2023. Includes $68,276 million of assets measured on a recurring basis and $165 million of assets measured on a non-recurring basis at December 31, 2022.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2023 and 2022 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $24 million or a decrease of the overall fair value measurement of approximately $60 million at March 31, 2023. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes and swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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

HSBC USA Inc.
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
See "Risk Management" in MD&A in our 2022 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. There have been no material changes to our approach to risk management since December 31, 2022.
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first quarter of 2023, the future economic environment remained uncertain amidst high inflation, rising interest rates and slowing economic growth. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2022 Form 10-K for a more complete discussion of our approach to credit risk.
Treasury Risk Management We continuously monitor our capital ratios and the impact of market events on our liquidity positions and will continue to adapt our frameworks as necessary to reflect market events and the evolving regulatory landscape and view as to best practices. See "Risk Management" in MD&A in our 2022 Form 10-K for a more complete discussion of our approach to treasury risk.
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
HSBC North America and HSBC Bank USA are subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and are required to report their LCR to U.S. regulators on a daily basis. During the three

HSBC USA Inc.
months ended March 31, 2023, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion and their depository institution subsidiaries. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America and HSBC Bank USA are also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. At both March 31, 2023 and December 31, 2022, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion and their depository institution subsidiaries. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of funding for assets and off-balance sheet exposures. In addition, under the U.K. Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both March 31, 2023 and December 31, 2022. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at March 31, 2023:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A1	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At March 31, 2023, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
See "Liquidity and Capital Resources" in this MD&A for further discussion of our liquidity position, including additional information regarding our outstanding borrowings, the remaining availability of our debt issuance programs and our funding strategy.
Interest rate risk Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. See "Risk Management" in MD&A in our 2022 Form 10-K for a more complete discussion of our approach to interest rate risk.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both March 31, 2023 and December 31, 2022, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.
Net interest income simulation modeling techniques We utilize simulation modeling to monitor a number of interest rate scenarios for their impact on projected net interest income. These techniques simulate the impact on projected net interest income under various scenarios, such as rate shock scenarios which assume immediate market rate movements by 100 basis

HSBC USA Inc.
points, as well as scenarios in which rates gradually rise or fall by 100 basis points over a twelve month period. In the gradual scenarios, 25 percent of the interest rate movement occurs at the beginning of each quarter. The following table reflects the impact on our projected net interest income of the scenarios utilized by these modeling techniques:

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on April 1, 2023 and January 1, 2023, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$41	1%	$34	1%
Resulting from a gradual 100 basis point decrease in the yield curve	(54)	(2)	(43)	(2)
Other significant scenarios monitored (reflects projected rate movements on April 1, 2023 and January 1, 2023, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	75	3	66	2
Resulting from an immediate 100 basis point decrease in the yield curve	(70)	(2)	(60)	(2)
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
The following table summarizes our non-trading VaR for the three months ended March 31, 2023 and at December 31, 2022:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At March 31, 2023	$60	$67	$(38)	$89

Three Months Ended March 31, 2023
Average	55	58	(38)	75
Maximum	60	70		96
Minimum	51	50		61

At December 31, 2022	$51	$65	$(34)	$82

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
We apply similar risk management policies and measurement techniques to both trading and non-trading portfolios. Our objective is to manage and control market risk exposures to optimize return on risk while maintaining a market profile consistent with our established risk appetite. See "Risk Management" in MD&A in our 2022 Form 10-K for a more complete discussion of our approach to market risk.
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
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the three months ended March 31, 2023 and at December 31, 2022:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At March 31, 2023	$—	$5	$4	$(3)	$6

Three Months Ended March 31, 2023
Average	—	4	4	(3)	5
Maximum	1	6	6		8
Minimum	—	1	3		3

At December 31, 2022	$—	$4	$6	$(2)	$8

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
During the first quarter of 2023, we experienced no loss back-testing exceptions.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2023 and 2022 included fees of $7 million and $13 million, respectively.

Three Months Ended March 31,	2023			2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$34,325	$269	3.18%	$52,435	$25	.19%
Federal funds sold and securities purchased under resale agreements	9,326	141	6.13	2,766	2	.29
Trading securities	12,752	49	1.56	16,063	63	1.59
Securities	35,153	323	3.73	39,957	141	1.43
Loans:
Commercial	42,494	657	6.27	41,273	238	2.34
Consumer:
Residential mortgages	16,889	134	3.22	17,735	126	2.88
Home equity mortgages	365	6	6.67	502	3	2.42
Credit cards	199	4	8.15	287	6	8.48
Other consumer	136	2	5.96	211	3	5.77
Total consumer	17,589	146	3.37	18,735	138	2.99
Total loans	60,083	803	5.42	60,008	376	2.54
Other	1,968	19	3.92	2,214	5	.92
Total interest earning assets	$153,607	$1,604	4.23%	$173,443	$612	1.43%
Allowance for credit losses	(588)			(449)
Cash and due from banks	942			952
Other assets	12,288			9,915
Total assets	$166,249			$183,861
Liabilities and Equity:
Domestic deposits:
Savings deposits	$49,307	$262	2.15%	$60,696	$21	.14%
Time deposits	16,185	215	5.39	8,671	19	.89
Other interest bearing deposits	20,411	233	4.63	19,828	15	.31
Foreign deposits	6,082	46	3.07	5,985	1	.07
Deposits held for sale	—	—	—	3,939	2	.21
Total interest bearing deposits	91,985	756	3.33	99,119	58	.24
Short-term borrowings:
Securities sold under repurchase agreements	425	38	36.26	2,577	1	.16
Commercial paper	5,304	61	4.66	3,711	4	.44
Other short-term borrowings	391	1	1.04	254	—	.00
Total short-term borrowings	6,120	100	6.63	6,542	5	.31
Long-term debt	18,301	256	5.67	16,450	68	1.68
Total interest bearing debt	116,406	1,112	3.87	122,111	131	.44
Tax liabilities and other	930	9	3.92	1,057	4	1.53
Total interest bearing liabilities	$117,336	$1,121	3.87%	$123,168	$135	.44%
Net interest income/Interest rate spread		$483	.36%		$477	.99%
Noninterest bearing deposits	30,254			39,811
Other liabilities	6,303			4,107
Total equity	12,356			16,775
Total liabilities and equity	$166,249			$183,861
Net interest margin on average earning assets			1.28%			1.12%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the first quarter of 2023 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the first quarter of 2023, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the first quarter of 2023, was approximately $545.
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
Activity related to U.S. Executive Order 13224 The HSBC Group has four individual customers in the Middle East that, during the first quarter of 2023, received bonus shares pursuant to legacy holdings in an entity designated under Executive Order 13224 in 2022. The HSBC Group processed these corporate actions on its customers' investment accounts.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2023.
Other activity The HSBC Group has one non-Iranian insurance company customer in the Middle East that, during the first quarter of 2023, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has three customers in Europe that, during the first quarter of 2023, received local currency payments from a bank owned by the Government of Iran in relation to management charges for property owned by the bank and training fees for staff at the bank. The HSBC Group processed these payments to its customers.
The HSBC Group has one individual customer in Europe that, during the first quarter of 2023, made local currency domestic payments to an Iranian embassy for visa applications. The HSBC Group processed these payments from its customer to the Iranian embassy.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2023.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2023. There was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2023 relating to these frozen accounts.

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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three months ended March 31, 2023 and 2022, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iii) the Consolidated Balance Sheet at March 31, 2023 and December 31, 2022, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2023 and 2022, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 2, 2023

HSBC USA INC.

By:	/s/ KAVITA MAHTANI
Kavita Mahtani
Senior Executive Vice President and
Chief Financial Officer