Form 10-Q
period 2023-06-30
HSBC USA INC /MD/
filed 2023-08-01
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-07436
HSBC USA Inc.
(Exact name of registrant as specified in its charter)

Maryland	13-2764867
(State of incorporation)	(I.R.S. Employer Identification No.)
452 Fifth Avenue, New York, New York	10018
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (212) 525-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
$100,000,000 Zero Coupon Callable Accreting Notes due January 15, 2043	HUSI/43	New York Stock Exchange
$50,000,000 Zero Coupon Callable Accreting Notes due January 29, 2043	HUSI/43A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of July 28, 2023, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Interest income:
Loans	$861	$437	$1,664	$813
Securities	368	169	691	310
Trading securities	60	55	109	118
Short-term investments	416	110	826	137
Other	18	12	37	17
Total interest income	1,723	783	3,327	1,395
Interest expense:
Deposits	869	135	1,625	193
Short-term borrowings	120	21	220	26
Long-term debt	290	89	546	157
Other	10	6	19	10
Total interest expense	1,289	251	2,410	386
Net interest income	434	532	917	1,009
Provision for credit losses	36	69	56	80
Net interest income after provision for credit losses	398	463	861	929
Other revenues:
Credit card fees, net	12	12	23	27
Trust and investment management fees	32	34	63	60
Other fees and commissions	157	160	305	338
Trading revenue	228	61	453	133
Other securities gains, net	—	9	3	29
Servicing and other fees from HSBC affiliates	77	87	151	188
Gain (loss) on instruments designated at fair value and related derivatives	2	19	(20)	25
Gain on sale of branch disposal group, net	—	—	—	111
Other income (loss)	(60)	(39)	(77)	(82)
Total other revenues	448	343	901	829
Operating expenses:
Salaries and employee benefits	138	138	259	292
Support services from HSBC affiliates	425	419	809	837
Occupancy expense, net	10	13	40	30
Other expenses	74	123	168	220
Total operating expenses	647	693	1,276	1,379
Income before income tax	199	113	486	379
Income tax expense	48	23	118	88
Net income	$151	$90	$368	$291

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income	$151	$90	$368	$291
Net change in unrealized gains (losses), net of tax:
Investment securities	(63)	(574)	141	(1,617)
Fair value option liabilities attributable to our own credit spread	(64)	51	(1)	80
Derivatives designated as cash flow hedges	(49)	(62)	49	(214)
Total other comprehensive income (loss)	(176)	(585)	189	(1,751)
Comprehensive income (loss)	$(25)	$(495)	$557	$(1,460)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2023	December 31, 2022
	(in millions, except share data)
Assets(1)
Cash and due from banks	$831	$1,004
Interest bearing deposits with banks	29,476	17,744
Federal funds sold and securities purchased under agreements to resell	12,519	23,085
Trading assets (includes $1.8 billion and $1.3 billion pledged to creditors at June 30, 2023 and December 31, 2022, respectively)	19,391	21,730
Securities available-for-sale (includes amortized cost of $29.1 billion and $30.3 billion at June 30, 2023 and December 31, 2022, respectively, an allowance for credit losses of nil at both June 30, 2023 and December 31, 2022, and $155 million and $55 million pledged to creditors at June 30, 2023 and December 31, 2022, respectively)	26,259	27,345
Securities held-to-maturity, net of allowance for credit losses of nil at both June 30, 2023 and December 31, 2022 (fair value of $12.9 billion and $6.9 billion at June 30, 2023 and December 31, 2022, respectively)	13,428	7,317
Loans (includes $17 million and $20 million designated under fair value option at June 30, 2023 and December 31, 2022, respectively)	57,945	59,380
Less – allowance for credit losses	605	584
Loans, net	57,340	58,796
Loans held for sale (includes $374 million and $237 million designated under fair value option at June 30, 2023 and December 31, 2022, respectively)	997	354
Properties and equipment, net	47	68
Goodwill	458	458
Other assets, net of allowance for credit losses of nil at both June 30, 2023 and December 31, 2022 (includes $61 million and $325 million designated under fair value option at June 30, 2023 and December 31, 2022, respectively)	6,182	6,754
Total assets	$166,928	$164,655
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$28,165	$29,660
Interest bearing (includes $1.4 billion and $1.6 billion designated under fair value option at June 30, 2023 and December 31, 2022, respectively)	87,105	86,469
Foreign deposits - interest bearing	6,366	7,094
Total deposits	121,636	123,223
Short-term borrowings	8,227	5,945
Long-term debt (includes $9.2 billion and $8.4 billion designated under fair value option at June 30, 2023 and December 31, 2022, respectively)	19,671	17,591
Total debt	149,534	146,759
Trading liabilities	2,699	2,803
Interest, taxes and other liabilities (includes $61 million and $325 million designated under fair value option at June 30, 2023 and December 31, 2022, respectively)	3,038	2,980
Total liabilities	155,271	152,542
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding at both June 30, 2023 and December 31, 2022)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both June 30, 2023 and December 31, 2022)	—	—
Additional paid-in capital	12,735	12,740
Retained earnings	1,043	1,683
Accumulated other comprehensive loss	(2,386)	(2,575)
Total common equity	11,392	11,848
Total equity	11,657	12,113
Total liabilities and equity	$166,928	$164,655

HSBC USA Inc.
(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at June 30, 2023 and December 31, 2022. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

	June 30, 2023	December 31, 2022
	(in millions)
Assets
Loans, net	$186	$162
Other assets	40	44
Total assets	$226	$206
Liabilities
Interest, taxes and other liabilities	$35	$22
Total liabilities	$35	$22

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30,	2023	2022
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,736	14,740
Employee benefit plans	(1)	(3)
Balance at end of period	12,735	14,737
Retained earnings
Balance at beginning of period	1,900	1,413
Net income	151	90
Cash dividends declared on preferred stock	(8)	(38)
Cash dividends declared on common stock	(1,000)	—
Balance at end of period	1,043	1,465
Accumulated other comprehensive loss
Balance at beginning of period	(2,210)	(1,345)
Other comprehensive loss, net of tax	(176)	(585)
Balance at end of period	(2,386)	(1,930)
Total common equity	11,392	14,272
Total equity	$11,657	$15,537

Six Months Ended June 30,	2023	2022
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,740	14,742
Employee benefit plans	(5)	(5)
Balance at end of period	12,735	14,737
Retained earnings
Balance at beginning of period	1,683	1,212
Net income	368	291
Cash dividends declared on preferred stock	(8)	(38)
Cash dividends declared on common stock	(1,000)	—
Balance at end of period	1,043	1,465
Accumulated other comprehensive loss
Balance at beginning of period	(2,575)	(179)
Other comprehensive income (loss), net of tax	189	(1,751)
Balance at end of period	(2,386)	(1,930)
Total common equity	11,392	14,272
Total equity	$11,657	$15,537

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2023	2022
	(in millions)
Cash flows from operating activities
Net income	$368	$291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15	84
Gain on sale of branch disposal group, net	—	(111)
Provision for credit losses	56	80
Net realized gains on securities available-for-sale	(3)	(29)
Net change in other assets and liabilities	1,272	(795)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(284)	(1,097)
Sales and collections of loans held for sale	161	1,052
Net change in trading assets and liabilities	2,235	6,078
Lower of amortized cost or fair value adjustments on loans held for sale	37	6
Loss (gain) on instruments designated at fair value and related derivatives	20	(25)
Net cash provided by operating activities	3,877	5,534
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	10,566	5,573
Securities available-for-sale:
Purchases of securities available-for-sale	(2,092)	(3,510)
Proceeds from sales of securities available-for-sale	681	1,002
Proceeds from paydowns and maturities of securities available-for-sale	2,625	3,066
Securities held-to-maturity:
Purchases of securities held-to-maturity	(6,479)	(475)
Proceeds from paydowns and maturities of securities held-to-maturity	384	1,003
Change in loans:
Collections, net of originations	478	(5,476)
Loans sold to third parties	435	1,136
Net cash provided by (used for) sales (acquisitions) of properties and equipment	6	(6)
Net outflow related to the sale of branch disposal group	—	(4,621)
Other, net	6	(16)
Net cash provided by (used in) investing activities	6,610	(2,324)
Cash flows from financing activities
Net change in deposits	(1,569)	(8,580)
Debt:
Net change in short-term borrowings	2,282	(440)
Issuance of long-term debt	2,909	2,844
Repayment of long-term debt	(1,537)	(1,884)
Other decreases in capital surplus	(5)	(5)
Dividends paid	(1,008)	(38)
Net cash provided by (used in) financing activities	1,072	(8,103)
Net change in cash and due from banks and interest bearing deposits with banks	11,559	(4,893)
Cash and due from banks and interest bearing deposits with banks at beginning of period	18,748	48,412
Cash and due from banks and interest bearing deposits with banks at end of period	$30,307	$43,519

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization and Presentation	9	12	Accumulated Other Comprehensive Loss	44
2	Strategic Initiatives	10	13	Fee Income from Contracts with Customers	46
3	Sale of Certain Branch Assets and Liabilities	11	14	Related Party Transactions	47
4	Trading Assets and Liabilities	11	15	Business Segments	49
5	Securities	12	16	Retained Earnings and Regulatory Capital Requirements	52
6	Loans	16	17	Variable Interest Entities	53
7	Allowance for Credit Losses	30	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	55
8	Loans Held for Sale	34	19	Fair Value Measurements	60
9	Goodwill	35	20	Litigation and Regulatory Matters	76
10	Derivative Financial Instruments	35	21	New Accounting Pronouncements	77
11	Fair Value Option	41

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
In May 2023, the Federal Deposit Insurance Corporation ("FDIC") issued a proposed rule that would impose a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. The special assessment would be based on an insured depository institution's estimated uninsured deposits reported as of December 31, 2022 and would be collected over eight quarterly assessment periods beginning with the first quarter of 2024. If finalized as proposed, the special assessment is expected to result in approximately $225 million of additional deposit insurance assessment fees for HUSI, which will be accrued once the rule becomes final, which may occur as early as the third quarter of 2023. Because the estimated loss to the Deposit Insurance Fund will be periodically adjusted as actual losses are incurred, the FDIC would retain the ability to cease collection early or extend the special assessment collection period, as needed.

HSBC USA Inc.
2. Strategic Initiatives

As discussed in our 2022 Form 10-K, we completed our strategic plan to restructure our operations ("Restructuring Plan") over the three-year period of 2020-2022 and will no longer incur costs related to this plan. During the three and six months ended June 30, 2022, we recorded $41 million and $72 million, respectively, of pre-tax charges in connection with our Restructuring Plan.
The following table summarizes the changes in the liability associated with our Restructuring Plan during the three and six months ended June 30, 2022:

	Severance and Other Employee Costs(1)	Lease Termination and Associated Costs(2)	Other(3)	Total
	(in millions)
Three Months Ended June 30, 2022
Restructuring liability at beginning of period	$2	$38	$—	$40
Restructuring costs accrued during the period	4	—	11	15
Restructuring costs paid during the period	(4)	(4)	(11)	(19)
Restructuring liability at end of period	$2	$34	$—	$36

Six Months Ended June 30, 2022
Restructuring liability at beginning of period	$10	$46	$—	$56
Restructuring costs accrued during the period	4	—	18	22
Restructuring costs paid during the period	(12)	(12)	(18)	(42)
Restructuring liability at end of period(4)	$2	$34	$—	$36

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
(4)At June 30, 2023, our remaining liability associated with our Restructuring Plan totaled $23 million.
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
Our Restructuring Plan also resulted in costs being allocated to us from HTSU, primarily support service project costs and severance costs, which are reflected in support services from HSBC affiliates in the consolidated statement of income. During the three and six months ended June 30, 2022, we recorded $30 million and $53 million, respectively, of allocated costs from HTSU related to restructuring activities. These costs were reported in the Corporate Center business segment.
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

4.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Trading assets:
U.S. Treasury	$2,791	$1,670
U.S. Government agency issued or guaranteed	2	—
U.S. Government sponsored enterprises	762	369
Foreign bonds	1,649	6,391
Equity securities	10,261	7,855
Precious metals	2,605	3,831
Derivatives, net	1,321	1,614
Total trading assets	$19,391	$21,730
Trading liabilities:
Securities sold, not yet purchased	$1,267	$837
Derivatives, net	1,432	1,966
Total trading liabilities	$2,699	$2,803
At June 30, 2023 and December 31, 2022, the fair value of derivatives included in trading assets is net of $2,299 million and $2,653 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At both June 30, 2023 and December 31, 2022, the fair value of derivatives included in trading liabilities is net of $1,180 million relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 10, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $36 million and $70 million during the three and six months ended June 30, 2023, respectively, compared with $42 million and $90 million during the three and six months ended June 30, 2022, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
5. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2023	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,370	$—	$38	$(188)	$7,220
U.S. Government sponsored enterprises:
Mortgage-backed securities	6,291	—	—	(983)	5,308
Collateralized mortgage obligations	1,490	—	—	(314)	1,176
Direct agency obligations	1,737	—	1	(57)	1,681
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,179	—	—	(721)	6,458
Collateralized mortgage obligations	3,008	—	—	(560)	2,448
Direct agency obligations	213	—	4	(4)	213
Asset-backed securities collateralized by:
Home equity	14	—	—	(1)	13
Other	104	—	—	(12)	92
Foreign debt securities(1)	1,655	—	1	(6)	1,650
Total available-for-sale securities	$29,061	$—	$44	$(2,846)	$26,259
Securities held-to-maturity:
U.S. Treasury	$1,897	$—	$—	$(38)	$1,859
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,104	—	—	(81)	1,023
Collateralized mortgage obligations	326	—	2	(19)	309
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	8,217	—	1	(252)	7,966
Collateralized mortgage obligations	1,879	—	—	(169)	1,710
Obligations of U.S. states and political subdivisions	4	—	—	—	4
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$13,428	$—	$3	$(559)	$12,872

HSBC USA Inc.

December 31, 2022	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,662	$—	$32	$(242)	$7,452
U.S. Government sponsored enterprises:
Mortgage-backed securities	6,537	—	—	(1,024)	5,513
Collateralized mortgage obligations	1,549	—	—	(323)	1,226
Direct agency obligations	1,807	—	1	(71)	1,737
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,477	—	—	(772)	6,705
Collateralized mortgage obligations	3,163	—	—	(567)	2,596
Direct agency obligations	165	—	1	(4)	162
Asset-backed securities collateralized by:
Home equity	16	—	—	(1)	15
Other	105	—	—	(12)	93
Foreign debt securities(1)	1,854	—	1	(9)	1,846
Total available-for-sale securities	$30,335	$—	$35	$(3,025)	$27,345
Securities held-to-maturity:
U.S. Treasury	$873	$—	$—	$(15)	$858
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,146	$—	$—	$(80)	$1,066
Collateralized mortgage obligations	358	—	3	(19)	342
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,895	—	—	(177)	2,718
Collateralized mortgage obligations	2,039	—	—	(167)	1,872
Obligations of U.S. states and political subdivisions	5	—	—	—	5
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$7,317	$—	$3	$(458)	$6,862

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
At both June 30, 2023 and December 31, 2022, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at June 30, 2023 and December 31, 2022 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At June 30, 2023
U.S. Treasury	2	$(2)	$276	40	$(186)	$4,799
U.S. Government sponsored enterprises	9	(3)	434	296	(1,351)	7,624
U.S. Government agency issued or guaranteed	19	(1)	17	139	(1,284)	8,990
Asset-backed securities	—	—	—	6	(13)	105
Foreign debt securities	7	—	886	4	(6)	180
Securities available-for-sale	37	$(6)	$1,613	485	$(2,840)	$21,698
At December 31, 2022
U.S. Treasury	22	$(105)	$2,800	19	$(137)	$2,013
U.S. Government sponsored enterprises	233	(316)	3,270	79	(1,102)	4,959
U.S. Government agency issued or guaranteed	107	(534)	4,547	55	(809)	4,856
Asset-backed securities	3	(1)	14	3	(12)	92
Foreign debt securities	4	(1)	337	3	(8)	286
Securities available-for-sale	369	$(957)	$10,968	159	$(2,068)	$12,206
Gross unrealized losses decreased as compared with December 31, 2022 due primarily to decreasing long-term market rates on U.S. Government sponsored mortgage-backed, U.S. Government agency mortgage-backed and U.S. Treasury securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At June 30, 2023, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both June 30, 2023 and December 31, 2022, the allowance for credit losses on securities held-to-maturity was nil.
At June 30, 2023 and December 31, 2022, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as

HSBC USA Inc.
the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At June 30, 2023 and December 31, 2022, all of our securities held-to-maturity were investment grade.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Gross realized gains	$—	$10	$3	$30
Gross realized losses	—	(1)	—	(1)
Net realized gains	$—	$9	$3	$29
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2023 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at June 30, 2023, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2023.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$3,814	1.65%	$615	1.56%	$2,941	2.71%
U.S. Government sponsored enterprises	244	.98	1,629	1.96	1,379	2.24	6,266	1.75
U.S. Government agency issued or guaranteed	—	—	68	3.21	1	5.55	10,331	2.59
Asset-backed securities	—	—	—	—	104	4.15	14	5.38
Foreign debt securities	1,036	(.04)	619	3.94	—	—	—	—
Total amortized cost	$1,280	.16%	$6,130	1.98%	$2,099	2.14%	$19,552	2.34%
Total fair value	$1,269		$5,984		$1,984		$17,022
Held-to-maturity:
U.S. Treasury	$—	—%	$721	3.74%	$1,176	3.72%	$—	—%
U.S. Government sponsored enterprises	—	—	90	2.39	863	3.31	477	3.11
U.S. Government agency issued or guaranteed	—	—	1	8.32	7	6.52	10,088	4.23
Obligations of U.S. states and political subdivisions	1	3.48	3	4.23	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	1	7.74
Total amortized cost	$1	3.48%	$815	3.60%	$2,046	3.56%	$10,566	4.18%
Total fair value	$1		$797		$1,964		$10,110
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Equity securities carried at fair value	$267	$267
Equity securities without readily determinable fair values	15	15
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the six months ended June 30, 2023, we determined that certain equity securities

HSBC USA Inc.
without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $4 million as a component of other income (loss) in the consolidated statement of income compared with recording an impairment loss of $3 million during the six months ended June 30, 2022.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $438 million, respectively, at June 30, 2023 and $95 million and $498 million, respectively, at December 31, 2022.

6. Loans

Loans consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Commercial loans:
Real estate, including construction	$7,185	$7,963
Business and corporate banking	16,169	16,075
Global banking(1)	10,127	10,578
Other commercial:
Affiliates(2)	3,067	3,557
Other	3,263	3,644
Total other commercial	6,330	7,201
Total commercial	39,811	41,817
Consumer loans:
Residential mortgages	17,452	16,838
Home equity mortgages	364	370
Credit cards	197	213
Other consumer(3)	121	142
Total consumer	18,134	17,563
Total loans	$57,945	$59,380

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
(3)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $17 million and $20 million at June 30, 2023 and December 31, 2022, respectively. See Note 11, "Fair Value Option," for further details.
Net deferred origination costs totaled $22 million and $14 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, we had a net unamortized discount on our loans of $8 million and $10 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at June 30, 2023 and December 31, 2022. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At June 30, 2023
Commercial loans:
Real estate, including construction	$168	$106	$274	$6,911	$7,185
Business and corporate banking	110	3	113	16,056	16,169
Global banking	11	47	58	10,069	10,127
Other commercial	209	—	209	6,121	6,330
Total commercial	498	156	654	39,157	39,811
Consumer loans:
Residential mortgages	160	88	248	17,204	17,452
Home equity mortgages	1	3	4	360	364
Credit cards	2	3	5	192	197
Other consumer	4	2	6	115	121
Total consumer	167	96	263	17,871	18,134
Total loans	$665	$252	$917	$57,028	$57,945
At December 31, 2022
Commercial loans:
Real estate, including construction	$27	$1	$28	$7,935	$7,963
Business and corporate banking	13	23	36	16,039	16,075
Global banking	—	8	8	10,570	10,578
Other commercial	464	—	464	6,737	7,201
Total commercial	504	32	536	41,281	41,817
Consumer loans:
Residential mortgages	180	105	285	16,553	16,838
Home equity mortgages	2	3	5	365	370
Credit cards	2	2	4	209	213
Other consumer	2	1	3	139	142
Total consumer	186	111	297	17,266	17,563
Total loans	$690	$143	$833	$58,547	$59,380

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At June 30, 2023
Commercial loans:
Real estate, including construction	$107	$—	$43
Business and corporate banking	145	1	28
Global banking	55	—	53
Other commercial	1	—	1
Total commercial	308	1	125
Consumer loans:
Residential mortgages(1)(2)(3)	204	—	90
Home equity mortgages(1)(2)	11	—	5
Credit cards	—	3	—
Total consumer	215	3	95
Total nonperforming loans	$523	$4	$220
At December 31, 2022
Commercial loans:
Real estate, including construction	$45	$—	$43
Business and corporate banking	116	1	62
Global banking	54	—	40
Total commercial	215	1	145
Consumer loans:
Residential mortgages(1)(2)(3)	213	—	79
Home equity mortgages(1)(2)	7	—	5
Credit cards	—	2	—
Other consumer	—	1	—
Total consumer	220	3	84
Total nonperforming loans	$435	$4	$229

(1)At June 30, 2023 and December 31, 2022, nonaccrual consumer mortgage loans include $120 million and $109 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled $2 million and $3 million during the three and six months ended June 30, 2023, respectively, compared with $2 million and $5 million during the three and six months ended June 30, 2022, respectively.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180

HSBC USA Inc.
days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At June 30, 2023 and December 31, 2022, we had collateral-dependent residential mortgage loans totaling $267 million and $249 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is established on an individual basis ("individually assessed") based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At June 30, 2023 and December 31, 2022, we had collateral-dependent commercial loans totaling $299 million and $130 million, respectively.
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
The following table presents information about loan payment modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023 by type of modification, including the period-end carrying value and as a percentage of total loans:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended June 30, 2023
Commercial loans:
Real estate, including construction	$—	$—	$235	$—	$235	3.3%
Business and corporate banking	—	—	44	—	44	.3
Global banking	—	—	5	—	5	.0
Total commercial	—	—	284	—	284	.7
Consumer loans:
Residential mortgages(2)	—	—	7	1	8	.0
Total consumer	—	—	7	1	8	.0
Total	$—	$—	$291	$1	$292	.5

HSBC USA Inc.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Six Months Ended June 30, 2023
Commercial loans:
Real estate, including construction	$—	$—	$235	$—	$235	3.3%
Business and corporate banking	—	—	97	12	109	.7
Global banking	—	—	5	—	5	.0
Total commercial	—	—	337	12	349	.9
Consumer loans:
Residential mortgages(2)	—	—	7	1	8	.0
Total consumer	—	—	7	1	8	.0
Total	$—	$—	$344	$13	$357	.6

(1)Represents loans with more than one type of payment modification during the period.
(2)During both the three and six months ended June 30, 2023, the carrying value of consumer mortgage loans with a payment modification included $8 million of loans that were recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
At June 30, 2023, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the six months ended June 30, 2023 totaled $40 million.
The following table summarizes the financial effect of loan payment modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023 by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Three Months Ended June 30, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.4
Business and corporate banking	—	—	1.8
Global banking	—	—	1.5
Consumer loans:
Residential mortgages	1.7	—	2.1

Six Months Ended June 30, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.4
Business and corporate banking	—	2	2.1
Global banking	—	—	1.5
Consumer loans:
Residential mortgages	2.2	—	2.2
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

HSBC USA Inc.
During the three and six months ended June 30, 2023, there were no loans to borrowers experiencing financial difficulty with a payment modification during the previous six months which subsequently became 90 days or greater contractually delinquent.

The following table presents the past due status of loans to borrowers experiencing financial difficulty with a payment modification during the previous six months at June 30, 2023:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At June 30, 2023
Commercial loans:
Real estate, including construction	$—	$64	$171	$235
Business and corporate banking	—	—	109	109
Global banking	—	—	5	5
Total commercial	—	64	285	349
Consumer loans:
Residential mortgages	—	—	8	8
Total consumer	—	—	8	8
Total loans	$—	$64	$293	$357

(1)Loans less than 30 days past due are presented as current.
TDR Loans prior to 2023 Prior to January 1, 2023, TDR Loans represented loans for which the original contractual terms were modified to provide for terms that were less than what we would have been willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition. For the comparative periods prior to the adoption of the new accounting guidance, we have retained the following disclosures as previously reported.
Once a consumer loan was classified as a TDR Loan, it continued to be reported as such until it was paid off or charged-off. For commercial loans, if subsequent performance was in accordance with the new terms and the loan was upgraded, the loan may have no longer been reported as a TDR Loan at the earliest one year after the restructuring. During the three and six months ended June 30, 2022, there were no commercial loans that met these criteria and were removed from TDR Loan classification.
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

HSBC USA Inc.
The following table presents information about loans which were modified during the three and six months ended June 30, 2022 and as a result of this action became classified as TDR Loans:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(in millions)
Commercial loans:
Business and corporate banking	$99	$101
Total commercial	99	101
Consumer loans:
Residential mortgages	5	12
Home equity mortgages	2	2
Credit cards	1	3
Total consumer	8	17
Total	$107	$118
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and six months ended June 30, 2022 was 0.14 percent and 0.24 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.
During the three and six months ended June 30, 2022, there were no consumer or commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent or 90 days or greater contractually delinquent, respectively.

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of June 30, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2023
	(in millions)
Real estate, including construction:
Special mention	$—	$96	$—	$69	$263	$65	$54	$3	$550
Substandard	—	—	—	1	57	1,071	18	—	1,147
Doubtful	—	—	—	—	—	64	—	—	64
Total real estate, including construction	—	96	—	70	320	1,200	72	3	1,761
Business and corporate banking:
Special mention	—	20	—	10	—	191	353	—	574
Substandard	—	13	—	27	—	145	655	1	841
Doubtful	—	—	72	9	—	8	43	—	132
Total business and corporate banking	—	33	72	46	—	344	1,051	1	1,547
Global banking:
Special mention	2	—	—	—	—	—	23	—	25
Substandard	—	218	—	—	15	99	47	—	379
Doubtful	—	—	—	—	—	29	12	—	41
Total global banking	2	218	—	—	15	128	82	—	445
Other commercial:
Substandard	—	—	—	—	—	3	—	—	3
Doubtful	—	—	—	—	—	13	12	—	25
Total other commercial	—	—	—	—	—	16	12	—	28
Total commercial:
Special mention	2	116	—	79	263	256	430	3	1,149
Substandard	—	231	—	28	72	1,318	720	1	2,370
Doubtful	—	—	72	9	—	114	67	—	262
Total commercial	$2	$347	$72	$116	$335	$1,688	$1,217	$4	$3,781

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Special mention	$204	$—	$22	$212	$27	$19	$63	$3	$550
Substandard	1	—	48	64	677	891	19	—	1,700
Total real estate, including construction	205	—	70	276	704	910	82	3	2,250
Business and corporate banking:
Special mention	1	—	16	1	34	116	182	—	350
Substandard	3	43	26	1	10	138	548	1	770
Doubtful	—	—	9	—	15	—	24	4	52
Total business and corporate banking	4	43	51	2	59	254	754	5	1,172
Global banking:
Special mention	—	—	—	—	—	8	182	—	190
Substandard	232	—	—	16	—	2	186	—	436
Doubtful	—	—	—	—	—	—	15	—	15
Total global banking	232	—	—	16	—	10	383	—	641
Other commercial:
Substandard	—	—	—	—	—	—	7	—	7
Doubtful	31	—	—	—	—	—	7	—	38
Total other commercial	31	—	—	—	—	—	14	—	45
Total commercial:
Special mention	205	—	38	213	61	143	427	3	1,090
Substandard	236	43	74	81	687	1,031	760	1	2,913
Doubtful	31	—	9	—	15	—	46	4	105
Total commercial	$472	$43	$121	$294	$763	$1,174	$1,233	$8	$4,108

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2023
	(in millions)
Real estate, including construction:
Performing loans	$56	$1,262	$960	$388	$1,483	$2,885	$41	$3	$7,078
Nonaccrual loans	—	—	—	—	41	66	—	—	107
Total real estate, including construction	56	1,262	960	388	1,524	2,951	41	3	7,185
Business and corporate banking:
Performing loans	490	1,089	816	319	647	4,762	7,626	274	16,023
Nonaccrual loans	—	14	21	9	—	22	79	—	145
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	490	1,103	837	328	647	4,784	7,706	274	16,169
Global banking:
Performing loans	448	1,512	610	162	199	4,067	3,074	—	10,072
Nonaccrual loans	—	—	—	—	10	38	7	—	55
Total global banking	448	1,512	610	162	209	4,105	3,081	—	10,127
Other commercial:
Performing loans	16	288	290	701	420	909	3,705	—	6,329
Nonaccrual loans	—	—	—	—	—	1	—	—	1
Total other commercial	16	288	290	701	420	910	3,705	—	6,330
Total commercial:
Performing loans	1,010	4,151	2,676	1,570	2,749	12,623	14,446	277	39,502
Nonaccrual loans	—	14	21	9	51	127	86	—	308
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$1,010	$4,165	$2,697	$1,579	$2,800	$12,750	$14,533	$277	$39,811

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Performing loans	$1,315	$854	$520	$1,671	$1,803	$1,710	$42	$3	$7,918
Nonaccrual loans	—	—	—	43	—	2	—	—	45
Total real estate, including construction	1,315	854	520	1,714	1,803	1,712	42	3	7,963
Business and corporate banking:
Performing loans	1,107	828	443	815	292	4,995	7,275	203	15,958
Nonaccrual loans	9	—	32	—	16	24	31	4	116
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	1,116	828	475	815	308	5,019	7,307	207	16,075
Global banking:
Performing loans	2,026	449	212	177	114	4,122	3,424	—	10,524
Nonaccrual loans	8	—	—	—	—	30	16	—	54
Total global banking	2,034	449	212	177	114	4,152	3,440	—	10,578
Other commercial:
Performing loans	283	354	607	403	86	1,114	4,354	—	7,201
Total other commercial	283	354	607	403	86	1,114	4,354	—	7,201
Total commercial:
Performing loans	4,731	2,485	1,782	3,066	2,295	11,941	15,095	206	41,601
Nonaccrual loans	17	—	32	43	16	56	47	4	215
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2023
	(in millions)
Real estate, including construction:
Investment grade	$—	$20	$25	$188	$115	$994	$—	$—	$1,342
Non-investment grade	56	1,242	935	200	1,409	1,957	41	3	5,843
Total real estate, including construction	56	1,262	960	388	1,524	2,951	41	3	7,185
Business and corporate banking:
Investment grade	374	325	495	61	362	2,556	3,647	34	7,854
Non-investment grade	116	778	342	267	285	2,228	4,059	240	8,315
Total business and corporate banking	490	1,103	837	328	647	4,784	7,706	274	16,169
Global banking:
Investment grade	297	1,376	481	157	184	3,129	2,652	—	8,276
Non-investment grade	151	136	129	5	25	976	429	—	1,851
Total global banking	448	1,512	610	162	209	4,105	3,081	—	10,127
Other commercial:
Investment grade	16	230	70	539	311	743	3,623	—	5,532
Non-investment grade	—	58	220	162	109	167	82	—	798
Total other commercial	16	288	290	701	420	910	3,705	—	6,330
Total commercial:
Investment grade	687	1,951	1,071	945	972	7,422	9,922	34	23,004
Non-investment grade	323	2,214	1,626	634	1,828	5,328	4,611	243	16,807
Total commercial	$1,010	$4,165	$2,697	$1,579	$2,800	$12,750	$14,533	$277	$39,811

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Investment grade	$80	$45	$305	$178	$783	$278	$—	$—	$1,669
Non-investment grade	1,235	809	215	1,536	1,020	1,434	42	3	6,294
Total real estate, including construction	1,315	854	520	1,714	1,803	1,712	42	3	7,963
Business and corporate banking:
Investment grade	491	484	122	444	71	2,758	3,657	21	8,048
Non-investment grade	625	344	353	371	237	2,261	3,650	186	8,027
Total business and corporate banking	1,116	828	475	815	308	5,019	7,307	207	16,075
Global banking:
Investment grade	1,814	449	212	146	84	2,911	3,006	—	8,622
Non-investment grade	220	—	—	31	30	1,241	434	—	1,956
Total global banking	2,034	449	212	177	114	4,152	3,440	—	10,578
Other commercial:
Investment grade	267	77	518	81	74	935	4,110	—	6,062
Non-investment grade	16	277	89	322	12	179	244	—	1,139
Total other commercial	283	354	607	403	86	1,114	4,354	—	7,201
Total commercial:
Investment grade	2,652	1,055	1,157	849	1,012	6,882	10,773	21	24,401
Non-investment grade	2,096	1,430	657	2,260	1,299	5,115	4,370	189	17,416
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817

HSBC USA Inc.
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination, during the six months ended June 30, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Business and corporate banking	$—	$—	$—	$—	$—	$3	$3	$—	$6
Total commercial	$—	$—	$—	$—	$—	$3	$3	$—	$6
Consumer Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Jun. 30, 2023
	(in millions)
Residential mortgages(1)(2)	$—	$7	$3	$10	$2	$100	$—	$122
Home equity mortgages(1)(2)	—	—	—	—	—	3	—	3
Credit cards	—	—	—	—	—	—	4	4
Other consumer	—	—	—	—	—	2	—	2
Total consumer	$—	$7	$3	$10	$2	$105	$4	$131

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Dec. 31, 2022
	(in millions)
Residential mortgages(1)(2)	$6	$4	$8	$16	$10	$97	$—	$141
Home equity mortgages(1)(2)	—	—	—	—	—	3	—	3
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—	—	2	1	3
Total consumer	$6	$4	$8	$16	$10	$102	$4	$150

(1)At June 30, 2023 and December 31, 2022, consumer mortgage loan delinquency includes $57 million and $60 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At June 30, 2023 and December 31, 2022, consumer mortgage loans include $24 million and $21 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Jun. 30, 2023
	(in millions)
Residential mortgages:
Performing loans	$1,183	$2,800	$4,186	$2,853	$1,266	$4,960	$—	$17,248
Nonaccrual loans	—	14	7	17	17	149	—	204
Total residential mortgages	1,183	2,814	4,193	2,870	1,283	5,109	—	17,452
Home equity mortgages:
Performing loans	29	66	11	24	28	195	—	353
Nonaccrual loans	—	5	—	—	—	6	—	11
Total home equity mortgages	29	71	11	24	28	201	—	364
Credit cards:
Performing loans	—	—	—	—	—	—	194	194
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	197	197
Other consumer:
Performing loans	—	13	8	8	4	79	9	121
Total other consumer	—	13	8	8	4	79	9	121
Total consumer:
Performing loans	1,212	2,879	4,205	2,885	1,298	5,234	203	17,916
Nonaccrual loans	—	19	7	17	17	155	—	215
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total consumer	$1,212	$2,898	$4,212	$2,902	$1,315	$5,389	$206	$18,134

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Dec. 31, 2022
	(in millions)
Residential mortgages:
Performing loans	$2,885	$4,272	$2,936	$1,300	$729	$4,503	$—	$16,625
Nonaccrual loans	2	8	13	23	22	145	—	213
Total residential mortgages	2,887	4,280	2,949	1,323	751	4,648	—	16,838
Home equity mortgages:
Performing loans	74	12	24	32	13	208	—	363
Nonaccrual loans	—	—	—	—	—	7	—	7
Total home equity mortgages	74	12	24	32	13	215	—	370
Credit cards:
Performing loans	—	—	—	—	—	—	211	211
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	213	213
Other consumer:
Performing loans	14	10	9	6	—	91	11	141
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	1
Total other consumer	14	10	9	6	—	91	12	142
Total consumer:
Performing loans	2,973	4,294	2,969	1,338	742	4,802	222	17,340
Nonaccrual loans	2	8	13	23	22	152	—	220
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total consumer	$2,975	$4,302	$2,982	$1,361	$764	$4,954	$225	$17,563

HSBC USA Inc.
Gross Charge-offs  The following table summarizes gross charge-off dollars in our consumer loan portfolio, disaggregated by year of origination, during the six months ended June 30, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Residential mortgages	$—	$—	$—	$—	$—	$4	$—	$4
Home equity mortgages	—	—	—	—	—	1	—	1
Credit cards	—	—	—	—	—	—	4	4
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$—	$—	$—	$—	$—	$6	$4	$10
Concentration of Credit Risk  At June 30, 2023 and December 31, 2022, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $4,215 million and $4,063 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Updates to Economic Scenarios and Other Changes During the Six Months Ended June 30, 2023 During the first quarter of 2023, uncertainties about the future economic environment remained elevated, especially around inflation, interest rates and the expectation for slowing future economic growth. We updated our Consensus Economic Scenarios and our Alternative Downside Scenario to reflect management's view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at March 31, 2023. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario and lower equal weights placed on the Alternative Downside and Upside scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL at that time.
During the second quarter of 2023, high inflation, rising interest rates and the expectation for slowing future economic growth continued to create uncertainty about the future economic environment. We updated our Consensus Economic Scenarios and our Alternative Downside Scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at June 30, 2023. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario and lower equal weights placed on the Alternative Downside and Upside scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at June 30, 2023. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL.
In the Central scenario, U.S. Gross Domestic Product ("GDP") growth slows in 2023 and 2024, under the assumption that prevailing economic risks, including those from high inflation and interest rates, impact consumer spending and business investment. With modest economic growth, the unemployment rate upticks, but remains near historic lows, while the high interest rates cause residential housing prices to decelerate and commercial real estate prices to retreat. In the financial markets, growth in financial asset prices remains modest while the Federal Reserve Board ("FRB") continues to tackle inflation with an elevated policy rate and a gradual drop in 2024.
In the Upside scenario, the economy is assumed to grow at a faster pace than in the Central scenario as inflation wanes. As a result, the unemployment rate falls lower than in the Central scenario and both residential housing and commercial real estate prices are higher than in the Central scenario. In this scenario, the equity price index climbs with strong momentum and overall

HSBC USA Inc.
optimism fueled by easing inflation allows the FRB to normalize its policy rate slightly faster than currently anticipated, which, combined with lower inflation expectations, drive the 10-year U.S. Treasury yield lower than in the Central scenario.
In the Downside scenario, inflation becomes entrenched and the economy enters into a recession, with the unemployment rate reversing its downward trend and remaining at a higher level, while residential housing and commercial real estate prices undergo sharp correction due to weakness in the labor market and rising inflation. In this scenario, the FRB initially tightens aggressively to tackle inflation and the equity price index goes through a substantial correction by mid-2024 driven by an overall erosion of consumer and business sentiments, which eventually results in lower interest rates than in the Central scenario.
In the Alternative Downside scenario, geopolitical tensions escalate significantly and persistent inflationary pressures accompanied by higher interest rates lead the U.S. economy into a deep recession in the second half of 2023 and the first half of 2024, followed by a very anemic recovery starting in late 2024. An extended period of economic contraction keeps the unemployment rate at an elevated level, which pressures residential housing prices to depreciate substantially, while at the same time, contracting corporate activities and rising unemployment pushes the commercial real estate market into a downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year, widening corporate credit spreads substantially, and flight to safe haven assets pushes the 10-year U.S. Treasury yield lower.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at June 30, 2023, March 31, 2023 and December 31, 2022:

	For the Quarter Ended
	December 31, 2023	June 30, 2024	December 31, 2024
Unemployment rate (quarterly average):
Forecast at June 30, 2023	4.3%	4.6%	4.6%
Forecast at March 31, 2023	4.3	4.6	4.5
Forecast at December 31, 2022	4.5	4.5	4.4
GDP growth rate (year-over-year):
Forecast at June 30, 2023	0.2	0.6	1.6
Forecast at March 31, 2023	0.0	1.0	1.7
Forecast at December 31, 2022	0.3	1.4	1.9
As part of our updates to the economic scenarios, during the six months ended June 30, 2023, we also increased our commercial allowance for credit losses for risk factors associated with large loan exposures.
In addition to the updates to the economic scenarios, during the three and six months ended June 30, 2023, we increased our commercial allowance for credit losses associated with individually assessed loans due primarily to the downgrade of a single client relationship. During the three and six months ended June 30, 2023, we also decreased the management judgment allowance on our commercial loan portfolio for risk factors associated with higher risk industry exposures that are not fully captured in the models. During the three months ended June 30, 2023, we decreased the management judgment allowance on our consumer loan portfolio for risk factors primarily associated with a change in New York State foreclosure law that are not fully captured in the models, while in the year-to-date period, we increased the management judgment allowance on our consumer loan portfolio for risk factors primarily associated with a change in New York State foreclosure law that are not fully captured in the models.
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
The impacts of high inflation, rising interest rates and the expectation for slowing future economic growth will continue to impact our business and our allowance for credit losses in future periods, the extent of which remains uncertain. We will continue to monitor these situations closely and will continue to adapt our approach as necessary to reflect management's current view of forecasted economic conditions.

HSBC USA Inc.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2023	December 31, 2022
	(in millions)
Allowance for credit losses:
Loans	$605	$584
Securities held-to-maturity(1)	—	—
Other financial assets measured at amortized cost(2)	—	—
Securities available-for-sale(1)	—	—
Total allowance for credit losses	$605	$584

Liability for off-balance sheet credit exposures	$143	$117

(1)See Note 5, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three and six months ended June 30, 2023 and 2022:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended June 30, 2023
Allowance for credit losses – beginning of period	$172	$264	$132	$1	$(2)	$3	$15	$3	$588
Provision charged (credited) to income	(26)	31	19	—	(12)	4	1	1	18
Charge-offs	—	(1)	—	—	(1)	—	(2)	(1)	(5)
Recoveries	—	1	—	—	2	—	1	—	4
Net (charge-offs) recoveries	—	—	—	—	1	—	(1)	(1)	(1)
Allowance for credit losses – end of period	$146	$295	$151	$1	$(13)	$7	$15	$3	$605

Three Months Ended June 30, 2022
Allowance for credit losses – beginning of period	$122	$197	$120	$2	$5	$6	$15	$—	$467
Provision charged (credited) to income	40	22	(2)	(1)	(1)	1	5	(1)	63
Charge-offs	—	(1)	—	—	—	—	—	—	(1)
Recoveries	—	—	—	—	2	—	2	1	5
Net (charge-offs) recoveries	—	(1)	—	—	2	—	2	1	4
Allowance for credit losses – end of period	$162	$218	$118	$1	$6	$7	$22	$—	$534

HSBC USA Inc.

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Six Months Ended June 30, 2023
Allowance for credit losses – beginning of period	$200	$230	$120	$1	$11	$2	$16	$4	$584
Provision charged (credited) to income	(54)	69	31	—	(22)	5	1	—	30
Charge-offs	—	(6)	—	—	(4)	(1)	(4)	(1)	(16)
Recoveries	—	2	—	—	2	1	2	—	7
Net (charge-offs) recoveries	—	(4)	—	—	(2)	—	(2)	(1)	(9)
Allowance for credit losses – end of period	$146	$295	$151	$1	$(13)	$7	$15	$3	$605

Six Months Ended June 30, 2022
Allowance for credit losses – beginning of period	$73	$243	$100	$4	$8	$5	$14	$—	$447
Provision charged (credited) to income	89	(18)	27	(3)	(5)	1	4	(1)	94
Charge-offs	—	(9)	(9)	—	(1)	(1)	—	—	(20)
Recoveries	—	2	—	—	4	2	4	1	13
Net (charge-offs) recoveries	—	(7)	(9)	—	3	1	4	1	(7)
Allowance for credit losses – end of period	$162	$218	$118	$1	$6	$7	$22	$—	$534
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance at beginning of period	$125	$84	$117	$103
Provision charged (credited) to income	18	5	26	(14)
Balance at end of period	$143	$89	$143	$89
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

	June 30, 2023	December 31, 2022
	(in millions)
Accrued interest receivables:
Loans	$238	$227
Securities held-to-maturity	45	20
Other financial assets measured at amortized cost	11	11
Securities available-for-sale	82	82
Total accrued interest receivables	376	340
Allowance for credit losses	—	—
Accrued interest receivables, net	$376	$340
During the three and six months ended June 30, 2023 and 2022, charged-off accrued interest receivables were immaterial.

HSBC USA Inc.
8. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Commercial loans:
Real estate, including construction	$507	$—
Business and corporate banking	11	—
Global banking	478	349
Total commercial	996	349
Consumer loans:
Residential mortgages	1	5
Total consumer	1	5
Total loans held for sale	$997	$354
Commercial Loans During the second quarter of 2023, we transferred certain commercial real estate loans to held for sale with a carrying value of $507 million as part of an effort to reduce exposure to this sector. We recorded a lower of amortized cost or fair value adjustment of $34 million upon transferring these loans to held for sale as a component of other income (loss) in the consolidated statement of income.
Also included in commercial loans held for sale are certain other loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $115 million and $112 million at June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023 and 2022, lower of amortized cost or fair value adjustments on these commercial loans held for sale were immaterial.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $374 million and $237 million at June 30, 2023 and December 31, 2022, respectively. See Note 11, "Fair Value Option," for additional information.
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
During the first quarter of 2022, we also sold a portfolio of consumer loans to a third party consisting primarily of certain non-performing mortgage loans and government-backed mortgage loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. These mortgage loans had a carrying value at the time of sale which collectively totaled $904 million, including $865 million of residential mortgages and $39 million of home equity mortgages, and we recognized a loss on sale of $35 million, largely reflecting changes in the final terms of the sale. The loss on sale is reflected as a component of other income (loss) in the consolidated statement of income. The loss on sale was increased by $10 million during the second quarter of 2023 reflecting a repricing reserve adjustment.
During the three and six months ended June 30, 2022, lower of amortized cost or fair value adjustments on mass market consumer loans held for sale were immaterial.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans which are

HSBC USA Inc.
originated and held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was nil during both the three and six months ended June 30, 2023 compared with gains of $3 million and $7 million during the three and six months ended June 30, 2022, respectively.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was $37 million and nil at June 30, 2023 and December 31, 2022, respectively. The valuation allowance on consumer loans held for sale was nil at both June 30, 2023 and December 31, 2022.

9. Goodwill

Goodwill was $458 million at both June 30, 2023 and December 31, 2022. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. During the second quarter of 2023, there were no events or changes in circumstances to indicate that it is more likely than not the fair value of our Commercial Banking reporting unit has been reduced below its carrying amount.

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

HSBC USA Inc.

	June 30, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
Interest rate contracts - bilateral OTC(2)	$16	$7	$42	$12
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	70	—	—	70
Interest rate contracts - bilateral OTC(2)	—	1	—	4
Total derivatives accounted for as hedges	86	8	42	86
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	5	11	8	7
OTC-cleared(2)	—	—	42	—
Bilateral OTC(2)	1,442	1,088	1,764	1,364
Interest rate contracts	1,447	1,099	1,814	1,371
Foreign exchange contracts - bilateral OTC(2)	14,743	13,738	15,744	15,440
Exchange-traded(2)	—	—	—	4
Bilateral OTC(2)	285	798	630	266
Equity contracts	285	798	630	270
Exchange-traded(2)	7	—	—	1
Bilateral OTC(2)	1,197	1,104	1,201	1,254
Precious metals contracts	1,204	1,104	1,201	1,255
Credit contracts - bilateral OTC(2)	68	37	103	45
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	—	97	—	97
Equity contracts - bilateral OTC(2)	660	276	398	657
OTC-cleared(2)	—	1	—	1
Bilateral OTC(2)	9	67	7	60
Credit contracts	9	68	7	61
Other contracts - bilateral OTC(2)(4)	3	27	5	38
Total derivatives	18,505	17,252	19,944	19,320
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	14,491	14,491	15,625	15,625
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	2,565	1,180	2,653	1,529
Net amounts of derivative assets / liabilities presented in the balance sheet	1,449	1,581	1,666	2,166
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	101	48	234	32
Net amounts of derivative assets / liabilities	$1,348	$1,533	$1,432	$2,134

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at June 30, 2023 and December 31, 2022, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At June 30, 2023
Securities available-for-sale ("AFS")	$13,299	$(1,565)	$155	$(1,410)
Deposits	1,437	(145)	82	(63)
Long-term debt	7,452	(581)	92	(489)
At December 31, 2022
Securities AFS	15,034	(1,633)	246	(1,387)
Deposits	1,446	(150)	96	(54)
Long-term debt	6,506	(605)	111	(494)

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended June 30, 2023
Interest rate contracts / Securities AFS	Net interest income	$399	$(220)
Interest rate contracts / Deposits	Net interest income	(33)	(1)
Interest rate contracts / Long-term debt	Net interest income	(146)	27
Total		$220	$(194)

Three Months Ended June 30, 2022
Interest rate contracts / Securities AFS	Net interest income	$748	$(679)
Interest rate contracts / Deposits	Net interest income	(20)	3
Interest rate contracts / Long-term debt	Net interest income	(90)	69
Total		$638	$(607)

Six Months Ended June 30, 2023
Interest rate contracts / Securities AFS	Net interest income	$192	$166
Interest rate contracts / Deposits	Net interest income	(27)	(38)
Interest rate contracts / Long-term debt	Net interest income	(70)	(147)
Total		$95	$(19)

Six Months Ended June 30, 2022
Interest rate contracts / Securities AFS	Net interest income	$1,407	$(1,321)
Interest rate contracts / Deposits	Net interest income	(85)	54
Interest rate contracts / Long-term debt	Net interest income	(326)	295
Total		$996	$(972)
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
At June 30, 2023, active cash flow hedge relationships extend or mature through July 2036. During the three and six months ended June 30, 2023, respectively, $55 million and $100 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $1 million and $2 million during the three and six months ended June 30, 2022, respectively. During the next twelve months, we expect to amortize $65 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2023	2022		2023	2022
	(in millions)
Three Months Ended June 30,
Interest rate contracts	$(120)	$(82)	Net interest income	$(55)	$(1)
Total	$(120)	$(82)		$(55)	$(1)

Six Months Ended June 30,
Interest rate contracts	$(35)	$(283)	Net interest income	$(100)	$(2)
Total	$(35)	$(283)		$(100)	$(2)
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
		(in millions)
Interest rate contracts	Trading revenue	$(26)	$150	$(55)	$376
Foreign exchange contracts	Trading revenue	105	(34)	134	116
Equity contracts	Trading revenue	(697)	1,763	(1,173)	2,678
Precious metals contracts	Trading revenue	13	104	149	41
Credit contracts	Trading revenue	47	31	21	63
Total		$(558)	$2,014	$(924)	$3,274
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(53)	$(92)	$(10)	$(215)
Interest rate contracts	Other income (loss)	—	3	—	7
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	1	—	1
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	294	(864)	706	(1,214)
Credit contracts	Other income (loss)	(10)	5	(25)	10
Other contracts(1)	Other income (loss)	(7)	(30)	(9)	(31)
Total		$224	$(977)	$662	$(1,442)

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at June 30, 2023 was $149 million, for which we had posted collateral of $61 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2022 was $236 million, for which we had posted collateral of $100 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$40

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2023	December 31, 2022
	(in millions)
Interest rate:
Futures and forwards	$93,443	$30,764
Swaps	110,356	120,560
Options written	4,931	5,855
Options purchased	4,950	5,740
Total interest rate	213,680	162,919
Foreign exchange:
Swaps, futures and forwards	1,077,478	968,847
Options written	32,605	39,969
Options purchased	32,824	40,026
Spot	40,455	26,809
Total foreign exchange	1,183,362	1,075,651
Commodities, equities and precious metals:
Swaps, futures and forwards	62,370	58,371
Options written	1,844	1,643
Options purchased	9,934	9,689
Total commodities, equities and precious metals	74,148	69,703
Credit derivatives	12,190	18,547
Other contracts(1)	1,293	1,109
Total	$1,484,673	$1,327,929

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
11. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain student loans, certain fixed-rate long-term debt issuances, all of our hybrid instruments, including structured notes and deposits, and certain client share repurchase transactions. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), changes in the fair value of fair value option assets and liabilities as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives are reported in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. We also previously elected to apply FVO accounting to certain student loans (which were subsequently transferred from held for sale to held for investment during 2022). These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit

HSBC USA Inc.
risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At June 30, 2023 and December 31, 2022, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
Client Share Repurchase Transactions From time to time, we enter into agreements with clients to facilitate share repurchase transactions under which the clients make a substantial up-front cash payment in exchange for the delivery of shares. Simultaneously, we enter into corresponding agreements with HSBC Bank plc to execute the share repurchases. We elected to apply FVO accounting to these transactions, which are recorded in other assets and interest, taxes and other liabilities on the consolidated balance sheet.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At June 30, 2023
Student loans held for investment	$17	$19	$(2)
Commercial loans held for sale	374	386	(12)
Client share repurchase asset	61	61	—
Fixed rate long-term debt	723	741	(18)
Hybrid instruments:
Structured deposits	1,352	1,344	8
Structured notes	8,483	8,191	292
Client share repurchase liability	61	61	—
At December 31, 2022
Student loans held for investment	$20	$22	$(2)
Commercial loans held for sale	237	291	(54)
Client share repurchase asset	325	325	—
Fixed rate long-term debt	706	741	(35)
Hybrid instruments:
Structured deposits	1,554	1,520	34
Structured notes	7,672	8,051	(379)
Client share repurchase liability	325	325	—

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three and six months ended June 30, 2023 and 2022:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2023
Interest rate and other components(1)	$—	$23	$(276)	$(253)
Credit risk component(2)	14	—	—	14
Total mark-to-market on financial instruments designated at fair value	14	23	(276)	(239)
Mark-to-market on related derivatives	—	(28)	269	241
Net realized gain on related long-term debt derivatives	—	—	—	—
Gain (loss) on instruments designated at fair value and related derivatives	$14	$(5)	$(7)	$2

Three Months Ended June 30, 2022
Interest rate and other components(1)	$—	$65	$936	$1,001
Credit risk component(2)(3)	(27)	—	—	(27)
Total mark-to-market on financial instruments designated at fair value	(27)	65	936	974
Mark-to-market on related derivatives	—	(70)	(893)	(963)
Net realized gain on related long-term debt derivatives	—	8	—	8
Gain (loss) on instruments designated at fair value and related derivatives	$(27)	$3	$43	$19

Six Months Ended June 30, 2023
Interest rate and other components(1)	$—	$2	$(726)	$(724)
Credit risk component(2)	8	—	—	8
Total mark-to-market on financial instruments designated at fair value	8	2	(726)	(716)
Mark-to-market on related derivatives	—	(5)	700	695
Net realized gain on related long-term debt derivatives	—	1	—	1
Gain (loss) on instruments designated at fair value and related derivatives	$8	$(2)	$(26)	$(20)

Six Months Ended June 30, 2022
Interest rate and other components(1)	$—	$139	$1,349	$1,488
Credit risk component(2)(3)	(35)	—	—	(35)
Total mark-to-market on financial instruments designated at fair value	(35)	139	1,349	1,453
Mark-to-market on related derivatives	—	(155)	(1,290)	(1,445)
Net realized gain on related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$(35)	$1	$59	$25

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

HSBC USA Inc.
12. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended June 30,	2023	2022
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(2,066)	$(1,108)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(21) million and $(182) million, respectively	(64)	(573)
Reclassification adjustment for gains realized in net income, net of tax of nil and $(2) million, respectively(1)	—	(7)
Provision for credit losses realized in net income, net of tax of nil and less than $1 million, respectively(2)	—	2
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million and $1 million, respectively(3)	1	4
Total other comprehensive loss for period	(63)	(574)
Balance at end of period	(2,129)	(1,682)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	149	56
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(22) million and $16 million, respectively	(64)	51
Total other comprehensive income (loss) for period	(64)	51
Balance at end of period	85	107
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(298)	(290)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(29) million and $(19) million, respectively	(91)	(63)
Reclassification adjustment for losses realized in net income, net of tax of $13 million and less than $1 million, respectively(4)	42	1
Total other comprehensive loss for period	(49)	(62)
Balance at end of period	(347)	(352)
Pension and postretirement benefit liability:
Balance at beginning and end of period	5	(3)
Total accumulated other comprehensive loss at end of period	$(2,386)	$(1,930)

HSBC USA Inc.

Six Months Ended June 30,	2023	2022
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(2,270)	$(65)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $47 million and $(509) million, respectively	143	(1,602)
Reclassification adjustment for gains realized in net income, net of tax of less than $(1) million and $(7) million, respectively(1)	(2)	(22)
Provision for credit losses realized in net income, net of tax of nil and less than $1 million, respectively(2)	—	1
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of nil and $2 million, respectively(3)	—	6
Total other comprehensive income (loss) for period	141	(1,617)
Balance at end of period	(2,129)	(1,682)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	86	27
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of less than $(1) million and $25 million, respectively	(1)	80
Total other comprehensive income (loss) for period	(1)	80
Balance at end of period	85	107
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(396)	(138)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(8) million and $(67) million, respectively	(27)	(216)
Reclassification adjustment for losses realized in net income, net of tax of $24 million and less than $1 million, respectively(4)	76	2
Total other comprehensive income (loss) for period	49	(214)
Balance at end of period	(347)	(352)
Pension and postretirement benefit liability:
Balance at beginning and end of period	5	(3)
Total accumulated other comprehensive loss at end of period	$(2,386)	$(1,930)

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

HSBC USA Inc.
13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and six months ended June 30, 2023 and 2022. See Note 23, "Fee Income from Contracts with Customers," in our 2022 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Credit card fees, net	$12	$12	$23	$27
Trust and investment management fees	32	34	63	60
Other fees and commissions:
Account services	73	70	139	137
Credit facilities	76	71	149	171
Other fees	8	19	17	30
Total other fees and commissions	157	160	305	338
Servicing and other fees from HSBC affiliates	77	87	151	188
Insurance(1)	1	1	2	2
Total fee income from contracts with customers	279	294	544	615
Other non-fee revenue	169	49	357	214
Total other revenues(2)	$448	$343	$901	$829

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $27 million and $53 million during the three and six months ended June 30, 2023, respectively, compared with $29 million and $54 million during the three and six months ended June 30, 2022, respectively. Credit card rewards program costs totaled $17 million and $33 million during the three and six months ended June 30, 2023, respectively, compared with $15 million and $30 million during the three and six months ended June 30, 2022, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million at both June 30, 2023 and December 31, 2022. We expect to recognize this revenue over a remaining period of one year or less.
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

	June 30, 2023	December 31, 2022
	(in millions)
Assets:
Cash and due from banks	$290	$313
Interest bearing deposits with banks	118	21
Securities purchased under agreements to resell(1)	569	756
Trading assets	113	20
Loans	3,067	3,557
Other(2)	577	744
Total assets	$4,734	$5,411
Liabilities:
Deposits	$11,769	$11,357
Trading liabilities	62	110
Short-term borrowings	1,374	1,009
Long-term debt	6,010	6,011
Other(2)	300	326
Total liabilities	$19,515	$18,813

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Income (Expense):
Interest income	$57	$16	$114	$22
Interest expense	(124)	(60)	(243)	(112)
Net interest expense	(67)	(44)	(129)	(90)
Trading revenue (expense)	(637)	1,330	(1,415)	2,605
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	37	48	78	108
HSBC Markets (USA) Inc. ("HMUS")	19	17	37	42
Other HSBC affiliates	21	22	36	38
Total servicing and other fees from HSBC affiliates	77	87	151	188
Gain (loss) on instruments designated at fair value and related derivatives	268	(894)	700	(1,290)
Support services from HSBC affiliates:
HTSU	(245)	(244)	(465)	(504)
HMUS	(55)	(46)	(108)	(83)
Other HSBC affiliates	(125)	(129)	(236)	(250)
Total support services from HSBC affiliates	(425)	(419)	(809)	(837)
Rental income from HSBC affiliates, net(1)	7	9	16	19
Stock based compensation expense(2)	(5)	(3)	(10)	(7)

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
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both June 30, 2023 and December 31, 2022, long-term debt with affiliates reflected $6.0 billion of borrowings from HSBC North America. The outstanding balances include $2.0 billion of fixed-rate senior debt which matures in June 2025, $2.0 billion of fixed-rate senior debt which matures in September 2025, $0.5 billion of fixed-rate senior debt which matures in December 2027 and $1.5 billion of fixed-rate senior debt which matures in June 2030.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either June 30, 2023 or December 31, 2022.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2023 and December 31, 2022, we had the following loan balances outstanding with HSBC affiliates:

	June 30, 2023	December 31, 2022
	(in millions)
HMUS and subsidiaries	$1,495	$2,243
HSBC North America	1,550	1,250
Other short-term affiliate lending	22	64
Total loans	$3,067	$3,557
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $10.0 billion and $12.8 billion at June 30, 2023 and December 31, 2022, respectively, of which $1.5 billion

HSBC USA Inc.
and $2.2 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $1.6 billion and $1.3 billion outstanding at June 30, 2023 and December 31, 2022, respectively. The outstanding balances mature in the second half of 2023.
We have extended lines of credit to various other HSBC affiliates totaling $4.0 billion which did not have any outstanding balances at either June 30, 2023 or December 31, 2022.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2023 and December 31, 2022, there were $22 million and $64 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $798.2 billion and $789.2 billion at June 30, 2023 and December 31, 2022, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $138 million and $24 million at June 30, 2023 and December 31, 2022, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 24, "Related Party Transactions," in our 2022 Form 10-K. There have been no significant changes in these activities since December 31, 2022.
Other Transactions with HSBC Affiliates:
At both June 30, 2023 and December 31, 2022, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," in our 2022 Form 10-K for additional details.
During the second quarter of 2023, we paid a dividend on our common stock of $1.0 billion from retained earnings to HSBC North America. See Note 16, "Retained Earnings and Regulatory Capital Requirements," for additional details.

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

HSBC USA Inc.
During the second quarter of 2023, we implemented a change to our internal management reporting to report net funding charges associated with MSS trading activities within other operating income to better align with the trading revenue generated by such activities. Historically, these funding charges were reported within net interest income (expense). There was no impact to consolidated net interest income (expense) or other operating income as these net funding charges are reversed back into net interest income (expense) in the CC. As a result, we have aligned our segment reporting for MSS and CC to reflect this change for all periods presented. The impact of this change on reported segment net interest income (expense) and other operating income for the three and six months ended June 30, 2022 was not material.

There have been no other changes in the measurement of segment profit as compared with the presentation in our 2022 Form 10-K.
A summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2022 Form 10-K. There have been no significant changes since December 31, 2022 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
During the second quarter of 2023, we recorded a reversal of $149 million of impairment charges under the Group Reporting Basis related to capitalized software and leasehold improvements primarily associated with our Wealth and Personal Banking business segment which were previously written-off. During the second quarter of 2023, we determined that the cash generating unit was no longer impaired under the Group Reporting Basis and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that have since been sold.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2023
Net interest income (expense)	$194	$288	$123	$15	$(12)	$(106)	$502	$2	$(70)	$434
Other operating income	52	79	92	50	25	106	404	(42)	86	448
Total operating income	246	367	215	65	13	—	906	(40)	16	882
Expected credit losses / provision for credit losses	(8)	14	27	—	—	—	33	3	—	36
	254	353	188	65	13	—	873	(43)	16	846
Operating expenses	51	159	141	71	14	36	472	159	16	647
Profit (loss) before income tax	$203	$194	$47	$(6)	$(1)	$(36)	$401	$(202)	$—	$199

Three Months Ended June 30, 2022
Net interest income (expense)	$185	$220	$106	$8	$1	$(20)	$500	$—	$32	$532
Other operating income	32	73	130	92	26	24	377	(11)	(23)	343
Total operating income	217	293	236	100	27	4	877	(11)	9	875
Expected credit losses / provision for credit losses	(6)	54	(3)	—	1	—	46	23	—	69
	223	239	239	100	26	4	831	(34)	9	806
Operating expenses	197	143	115	80	21	115	671	13	9	693
Profit (loss) before income tax	$26	$96	$124	$20	$5	$(111)	$160	$(47)	$—	$113

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Six Months Ended June 30, 2023
Net interest income (expense)	$407	$573	$262	$28	$(12)	$(213)	$1,045	$3	$(131)	$917
Other operating income	104	151	146	146	46	197	790	(49)	160	901
Total operating income (expense)	511	724	408	174	34	(16)	1,835	(46)	29	1,818
Expected credit losses / provision for credit losses	2	30	30	—	—	—	62	(6)	—	56
	509	694	378	174	34	(16)	1,773	(40)	29	1,762
Operating expenses	226	309	276	140	32	68	1,051	196	29	1,276
Profit (loss) before income tax	$283	$385	$102	$34	$2	$(84)	$722	$(236)	$—	$486
Balances at end of period:
Total assets	$42,727	$53,983	$9,898	$38,003	$37,603	$3,115	$185,329	$(18,401)	$—	$166,928
Total loans, net	22,654	23,739	9,234	215	305	—	56,147	(144)	1,337	57,340
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	30,085	45,836	38,689	862	2,633	—	118,105	(2,575)	6,106	121,636

Six Months Ended June 30, 2022
Net interest income (expense)	$354	$405	$184	$17	$(1)	$(14)	$945	$1	$63	$1,009
Other operating income	195	156	254	241	50	9	905	(31)	(45)	829
Total operating income (expense)	549	561	438	258	49	(5)	1,850	(30)	18	1,838
Expected credit losses / provision for credit losses	(2)	27	(5)	—	1	—	21	59	—	80
	551	534	443	258	48	(5)	1,829	(89)	18	1,758
Operating expenses	439	290	232	149	45	181	1,336	25	18	1,379
Profit (loss) before income tax	$112	$244	$211	$109	$3	$(186)	$493	$(114)	$—	$379
Balances at end of period:
Total assets	$43,510	$52,351	$12,385	$40,413	$41,225	$2,314	$192,198	$(20,966)	$—	$171,232
Total loans, net	21,994	25,454	11,780	131	528	—	59,887	(890)	2,267	61,264
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	37,395	40,170	41,995	1,193	1,409	—	122,162	(3,434)	8,535	127,263

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$13,305	4.5%	(2)	13.2%	$13,950	4.5%	(2)	13.5%
HSBC Bank USA	16,016	6.5		16.0	16,492	6.5		16.3
Tier 1 capital ratio:
HSBC USA	13,570	6.0		13.4	14,215	6.0		13.8
HSBC Bank USA	17,516	8.0		17.5	17,992	8.0		17.8
Total capital ratio:
HSBC USA	15,983	10.0		15.8	16,579	10.0		16.1
HSBC Bank USA	19,676	10.0		19.7	20,114	10.0		19.9
Tier 1 leverage ratio:
HSBC USA	13,570	4.0	(2)	8.1	14,215	4.0	(2)	8.5
HSBC Bank USA	17,516	5.0		10.6	17,992	5.0		10.9
Risk-weighted assets:(3)
HSBC USA	101,165				103,101
HSBC Bank USA	99,890				101,331
Adjusted quarterly average assets:(4)
HSBC USA	168,374				167,866
HSBC Bank USA	165,382				164,564

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
During the second quarter of 2023, HSBC USA received a common stock dividend of $1.0 billion from its subsidiary, HSBC Bank USA, and paid a dividend on its common stock of $1.0 billion from retained earnings to its parent, HSBC North America.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at June 30, 2023 and December 31, 2022 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	June 30, 2023		December 31, 2022
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$28	$—	$36	$—
Interest, taxes and other liabilities	—	27	—	14
Subtotal	28	27	36	14
Venture debt financing entity:
Loans, net	186	—	162	—
Other assets	12	—	8	—
Interest, taxes and other liabilities	—	8	—	8
Subtotal	198	8	170	8
Total	$226	$35	$206	$22
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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at June 30, 2023 and December 31, 2022:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At June 30, 2023
Limited partnership investments	$6,440	$811	$392	$811
Asset-backed financing SPE	777	614	—	614
Total	$7,217	$1,425	$392	$1,425
At December 31, 2022
Limited partnership investments	$6,611	$796	$360	$796
Asset-backed financing SPE	777	616	—	616
Total	$7,388	$1,412	$360	$1,412
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at June 30, 2023 and December 31, 2022. Following the table is a description of the various arrangements.

	June 30, 2023		December 31, 2022
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$24	$2,783	$40	$3,949
Financial standby letters of credit, net of participations(3)(4)	—	5,777	—	6,000
Performance standby letters of credit, net of participations(3)(4)	—	3,289	—	3,264
Total	$24	$11,849	$40	$13,213

(1)Includes $1,886 million and $2,744 million of notional issued for the benefit of HSBC affiliates at June 30, 2023 and December 31, 2022, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $2,118 million and $2,069 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at June 30, 2023 and December 31, 2022, respectively.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$24	$2,783	$40	$3,949
Buy-protection credit derivative positions	(47)	9,407	(32)	14,598
Net position(1)	$(23)	$6,624	$8	$10,649

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $52 million at both June 30, 2023 and December 31, 2022. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $44 million and $15 million at June 30, 2023 and December 31, 2022, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at June 30, 2023 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps	1.2	$1,099	$574	$1,673
Index credit derivatives	7.9	725	385	1,110
Subtotal		1,824	959	2,783
Standby Letters of Credit(2)	0.9	6,175	2,891	9,066
Total		$7,999	$3,850	$11,849

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
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $27 million and $38 million at June 30, 2023 and December 31, 2022, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). In the second quarter of 2023, we recorded a loss of $6 million related to a change in the Visa Class B share conversion rate. In the second quarter of 2022, we recorded a loss of $31 million related to extending the expected timing of the final resolution of the related litigation and, to a lesser extent, a change in the Visa Class B Share conversion rate. See Note 10, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at June 30, 2023 and December 31, 2022.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $24 million and $15 million at June 30, 2023 and December 31, 2022, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $30 million at June 30, 2023. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

HSBC USA Inc.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 30, "Litigation and Regulatory Matters," in our 2022 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.4 billion and $2.5 billion at June 30, 2023 and December 31, 2022, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Interest bearing deposits with banks(1)	$595	$878
Trading assets(2)	1,795	1,255
Securities available-for-sale(3)	3,459	3,179
Securities held-to-maturity(3)	616	466
Loans(4)	17,696	17,530
Other assets(5)	1,028	1,319
Total	$25,189	$24,627

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $155 million and $55 million at June 30, 2023 and December 31, 2022, respectively. The fair value of trading assets that could be sold or repledged was $1,795 million and $1,255 million at June 30, 2023 and December 31, 2022, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $16,044 million and $27,913 million at June 30, 2023 and December 31, 2022, respectively. Of this collateral, $15,369 million and $25,838 million could be sold or repledged at June 30, 2023 and December 31, 2022, respectively, of which $1,672 million and $3,290 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at June 30, 2023 and December 31, 2022:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At June 30, 2023
Assets:
Securities purchased under resale agreements	$16,194	$3,675	$12,519	$12,414	$44	$61
Liabilities:
Securities sold under repurchase agreements	$3,675	$3,675	$—	$—	$—	$—

At December 31, 2022
Assets:
Securities purchased under resale agreements	$27,795	$4,710	$23,085	$23,082	$—	$3
Liabilities:
Securities sold under repurchase agreements	$4,710	$4,710	$—	$—	$—	$—

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at June 30, 2023 and December 31, 2022:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At June 30, 2023
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1,633	$757	$586	$699	$—	$3,675

At December 31, 2022
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,729	$1,074	$386	$521	$—	$4,710

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
June 30, 2023	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,791	$764	$—	$3,555	$—	$3,555
Debt securities issued by foreign entities	1,649	—	—	1,649	—	1,649
Equity securities	10,261	—	—	10,261	—	10,261
Precious metals trading	—	2,605	—	2,605	—	2,605
Derivatives:(2)
Interest rate contracts	5	1,457	1	1,463	—	1,463
Foreign exchange contracts	—	14,805	8	14,813	—	14,813
Equity contracts	—	775	170	945	—	945
Precious metals contracts	7	1,197	—	1,204	—	1,204
Credit contracts	—	75	2	77	—	77
Other contracts(3)	—	—	3	3	—	3
Derivatives netting	—	—	—	—	(17,056)	(17,056)
Total derivatives	12	18,309	184	18,505	(17,056)	1,449
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	8,236	16,268	—	24,504	—	24,504
Asset-backed securities:
Home equity	—	—	13	13	—	13
Other	—	—	92	92	—	92
Debt securities issued by foreign entities	1,543	107	—	1,650	—	1,650
Loans(5)	—	17	—	17	—	17
Loans held for sale(5)	—	371	3	374	—	374
Other assets:
Mortgage servicing rights	—	—	21	21	—	21
Equity securities	—	126	—	126	—	126
Equity securities measured at net asset value(6)	—	—	—	141	—	141
Other(5)(7)	—	61	—	61	—	61
Total assets	$24,492	$38,628	$313	$63,574	$(17,056)	$46,518
Liabilities:
Domestic deposits(5)	$—	$1,111	$241	$1,352	$—	$1,352
Trading liabilities, excluding derivatives	1,267	—	—	1,267	—	1,267
Derivatives:(2)
Interest rate contracts	11	1,187	6	1,204	—	1,204
Foreign exchange contracts	—	13,730	8	13,738	—	13,738
Equity contracts	—	879	195	1,074	—	1,074
Precious metals contracts	—	1,104	—	1,104	—	1,104
Credit contracts	—	105	—	105	—	105
Other contracts(3)	—	—	27	27	—	27
Derivatives netting	—	—	—	—	(15,671)	(15,671)
Total derivatives	11	17,005	236	17,252	(15,671)	1,581
Long-term debt(5)	—	6,915	2,291	9,206	—	9,206
Other liabilities(5)(7)	—	61	—	61	—	61
Total liabilities	$1,278	$25,092	$2,768	$29,138	$(15,671)	$13,467

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2022	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,670	$369	$—	$2,039	$—	$2,039
Debt securities issued by foreign entities	6,337	54	—	6,391	—	6,391
Equity securities	7,855	—	—	7,855	—	7,855
Precious metals trading	—	3,831	—	3,831	—	3,831
Derivatives:(2)
Interest rate contracts	8	1,846	2	1,856	—	1,856
Foreign exchange contracts	—	15,734	10	15,744	—	15,744
Equity contracts	—	956	72	1,028	—	1,028
Precious metals contracts	—	1,201	—	1,201	—	1,201
Credit contracts	—	108	2	110	—	110
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(18,278)	(18,278)
Total derivatives	8	19,845	91	19,944	(18,278)	1,666
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	8,195	17,196	—	25,391	—	25,391
Asset-backed securities:
Home equity	—	—	15	15	—	15
Other	—	—	93	93	—	93
Debt securities issued by foreign entities	1,740	106	—	1,846	—	1,846
Loans(5)	—	20	—	20	—	20
Loans held for sale(5)	—	188	49	237	—	237
Other assets:
Mortgage servicing rights	—	—	22	22	—	22
Equity securities		127		127	—	127
Equity securities measured at net asset value(6)	—	—	—	140	—	140
Other(5)(7)	—	325	—	325	—	325
Total assets	$25,805	$42,061	$270	$68,276	$(18,278)	$49,998
Liabilities:
Domestic deposits(5)	$—	$1,181	$373	$1,554	$—	$1,554
Trading liabilities, excluding derivatives	837	—	—	837	—	837
Derivatives:(2)
Interest rate contracts	6	1,471	7	1,484	—	1,484
Foreign exchange contracts	—	15,500	10	15,510	—	15,510
Equity contracts	4	625	298	927	—	927
Precious metals contracts	1	1,254	—	1,255	—	1,255
Credit contracts	—	106	—	106	—	106
Other contracts(3)	—	—	38	38	—	38
Derivatives netting	—	—	—	—	(17,154)	(17,154)
Total derivatives	11	18,956	353	19,320	(17,154)	2,166
Long-term debt(5)	—	5,739	2,639	8,378	—	8,378
Other liabilities(5)(7)	—	325	—	325	—	325
Total liabilities	$848	$26,201	$3,365	$30,414	$(17,154)	$13,260

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $1,321 million and $1,614 million and trading derivative liabilities of $1,432 million and $1,966 million at June 30, 2023 and December 31, 2022, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 10, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
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
(7)Consists of assets and liabilities associated with certain client share repurchase transactions.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2023 and 2022. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(4)	$(1)	$—	$—	$—	$—	$—	$—	$(5)	$(1)	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(84)	61	—	—	—	5	—	(7)	(25)	51	—
Credit contracts	2	—	—	—	—	—	—	—	2	—	—
Other contracts(2)	(24)	(7)	—	—	—	7	—	—	(24)	—	—
Asset-backed securities available-for-sale(3)	107	—	(2)	—	—	—	—	—	105	—	(2)
Loans held for sale(4)	50	—	—	2	—	(37)	—	(12)	3	—	—
Mortgage servicing rights(5)	21	—	—	—	—	—	—	—	21	—	—
Total assets	$68	$53	$(2)	$2	$—	$(25)	$—	$(19)	$77	$50	$(2)
Liabilities:
Domestic deposits(4)	$(270)	$5	$(3)	$—	$(2)	$23	$—	$6	$(241)	$5	$(3)
Long-term debt(4)	(2,395)	(94)	(19)	—	(185)	237	(35)	200	(2,291)	(55)	(19)
Total liabilities	$(2,665)	$(89)	$(22)	$—	$(187)	$260	$(35)	$206	$(2,532)	$(50)	$(22)

HSBC USA Inc.

	Jan. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(5)	$—	$—	$—	$—	$—	$—	$—	$(5)	$—	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(226)	189	—	—	—	17	—	(5)	(25)	146	—
Credit contracts	2	—	—	—	—	—	—	—	2	—	—
Other contracts(2)	(33)	(9)	—	—	—	18	—	—	(24)	—	—
Asset-backed securities available-for-sale(3)	108	—	(1)	—	—	(2)	—	—	105	—	(1)
Loans held for sale(4)	49	—	—	3	—	(37)	—	(12)	3	—	—
Mortgage servicing rights(5)	22	(1)	—	—	—	—	—	—	21	(1)	—
Total assets	$(83)	$179	$(1)	$3	$—	$(4)	$—	$(17)	$77	$145	$(1)
Liabilities:
Domestic deposits(4)	$(373)	$(1)	$1	$—	$(2)	$103	$—	$31	$(241)	$3	$1
Long-term debt(4)	(2,639)	(260)	3	—	(374)	412	(36)	603	(2,291)	(159)	3
Total liabilities	$(3,012)	$(261)	$4	$—	$(376)	$515	$(36)	$634	$(2,532)	$(156)	$4

HSBC USA Inc.

	Apr. 1, 2022	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2022	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(1)	$(1)	$—	$—	$—	$—	$(2)	$—	$(4)	$—	$—
Foreign exchange contracts	(1)	1	—	—	—	—	—	—	—	—	—
Equity contracts	(1)	(221)	—	—	—	(53)	(7)	—	(282)	(255)	—
Credit contracts	(2)	1	—	—	—	—	—	—	(1)	1	—
Other contracts(2)	(24)	(30)	—	—	—	7	—	—	(47)	—	—
Asset-backed securities available-for-sale(3)	114	—	(1)	—	—	—	—	—	113	—	(1)
Mortgage servicing rights(5)	21	—	—	—	1	—	—	—	22	—	—
Total assets	$106	$(250)	$(1)	$—	$1	$(46)	$(9)	$—	$(199)	$(254)	$(1)
Liabilities:
Domestic deposits(4)	$(492)	$24	$3	$—	$—	$46	$(81)	$—	$(500)	$20	$3
Long-term debt(4)	(2,072)	259	11	—	(358)	98	(31)	—	(2,093)	252	11
Total liabilities	$(2,564)	$283	$14	$—	$(358)	$144	$(112)	$—	$(2,593)	$272	$14

HSBC USA Inc.

	Jan. 1, 2022	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2022	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$—	$(1)	$—	$—	$—	$—	$(3)	$—	$(4)	$(1)	$—
Foreign exchange contracts	(2)	2	—	—	—	—	—	—	—	—	—
Equity contracts	46	(341)	—	—	—	(52)	22	43	(282)	(339)	—
Credit contracts	(2)	1	—	—	—	—	—	—	(1)	1	—
Other contracts(2)	(33)	(31)	—	—	—	17	—	—	(47)	—	—
Asset-backed securities available-for-sale(3)	120	—	(4)	—	—	(3)	—	—	113	—	(4)
Mortgage servicing rights(5)	16	4	—	—	2	—	—	—	22	2	—
Total assets	$145	$(366)	$(4)	$—	$2	$(38)	$19	$43	$(199)	$(337)	$(4)
Liabilities:
Domestic deposits(4)	$(535)	$45	$1	$—	$—	$116	$(130)	$3	$(500)	$38	$1
Long-term debt(4)	(1,853)	353	16	—	(658)	200	(237)	86	(2,093)	319	16
Total liabilities	$(2,388)	$398	$17	$—	$(658)	$316	$(367)	$89	$(2,593)	$357	$17

(1)Level 3 net derivatives included derivative assets of $184 million and derivative liabilities of $236 million at June 30, 2023 and derivative assets of $96 million and derivative liabilities of $430 million at June 30, 2022. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at June 30, 2023 and December 31, 2022:

June 30, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(5)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	43% - 91%	81%
			Interest rate yield curve	8%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	72bps	N/A
Equity derivative contracts(2)	$(25)	Option pricing model	Equity / Equity Index volatility	6% - 95%	33%
			Equity / Equity and Equity / Index correlation	45% - 97%	83%
			Equity forward price	$40 - $6,053	$346
Credit derivative contracts	$2	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	807bps - 1,346bps	1,239bps
Other derivative contracts	$(24)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	0.5 years	N/A
Asset-backed securities available-for-sale	$105	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%	2%
Loans held for sale	$3	Market comparables and internal assumptions	Adjusted market price	89% - 100%	95%
Mortgage servicing rights	$21	Discounted cash flows	Constant prepayment rates	6% - 15%	6%
			Discount rate	9% - 13%	9%
			Estimated annualized costs to service	$72 - $76 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(241)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 27%	13%
			Equity / Equity and Equity / Index correlation	49% - 92%	65%
Long-term debt (structured notes)(2)(3)	$(2,291)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 95%	18%
			Equity / Equity and Equity / Index correlation	45% - 97%	83%
			Credit default swap spreads	1,150bps	NA

HSBC USA Inc.

December 31, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(5)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	51% - 99%	84%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	103bps	N/A
Equity derivative contracts(2)	$(226)	Option pricing model	Equity / Equity Index volatility	8% - 101%	42%
			Equity / Equity and Equity / Index correlation	45% - 99%	85%
			Equity forward price	$39 - $5,271	$1,243
Credit derivative contracts	$2	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	491bps - 902bps	885bps
Other derivative contracts	$(33)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$108	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$49	Market comparables and internal assumptions	Adjusted market price	5% - 80%	42%
Mortgage servicing rights	$22	Discounted cash flows	Constant prepayment rates	6% - 14%	6%
			Discount rate	9% - 13%	9%
			Estimated annualized costs to service	$72 - $76 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(373)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 24%	19%
			Equity / Equity and Equity / Index correlation	49% - 88%	63%
Long-term debt (structured notes)(2)(3)	$(2,639)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 55%	29%
			Equity / Equity and Equity / Index correlation	45% - 99%	86%
			Credit default swap spreads	1,223bps	N/A

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
Significant Transfers Into and Out of Level 3 Measurements During the three and six months ended June 30, 2023, we transferred $6 million and $31 million, respectively, of domestic deposits and $200 million and $603 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the three and six months ended June 30, 2023, we transferred $35 million and $36 million, respectively, of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable.
During the six months ended June 30, 2022, we transferred $86 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the six months ended June 30, 2022, we also transferred $43 million of equity derivatives from Level 3 to Level 2 as the inputs used to value these contracts have become more observable. During the three and six months ended June 30, 2022, we transferred $81 million and $130 million, respectively, of domestic deposits and $31 million and $237 million, respectively, of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable. Additionally, during the six months ended June 30, 2022, we transferred $22 million of equity derivatives from Level 2 to Level 3 as the inputs used to value these contracts have become less observable.

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at June 30, 2023 and December 31, 2022. The gains (losses) during the three and six months ended June 30, 2023 and 2022 are also included.

	Non-Recurring Fair Value Measurements at June 30, 2023				Total Gains (Losses) For the Three Months Ended June 30, 2023	Total Gains (Losses) For the Six Months Ended June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$107	$—	$107	$—	$(1)
Commercial loans held for sale(2)	—	581	—	581	(36)	(37)
Commercial loans(3)	—	—	150	150	(12)	(9)
Leases(4)	—	—	—	—	1	(14)
Total assets at fair value on a non-recurring basis	$—	$688	$150	$838	$(47)	$(61)

	Non-Recurring Fair Value Measurements at December 31, 2022				Total Gains (Losses) For the Three Months Ended June 30, 2022	Total Gains (Losses) For the Six Months Ended June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans held for sale(5)	$—	$1	$—	$1	$(7)	$(8)
Consumer loans(1)	—	112	—	112	1	3
Commercial loans(3)	—	—	52	52	(5)	—
Leases(4)	—	—	—	—	4	3
Total assets at fair value on a non-recurring basis	$—	$113	$52	$165	$(7)	$(2)

(1)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(2)At June 30, 2023, the fair value of the loans held for sale was below cost.
(3)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.
(4)During the six months ended June 30, 2023, we wrote down the lease ROU assets and leasehold improvement assets associated with the exit of certain office space. During the three and six months ended June 30, 2022, we reversed lease ROU asset and leasehold improvement asset impairment charges associated with certain office space that we determined we would exit.
(5)At December 31, 2022, the fair value of the loans held for sale was below cost.

HSBC USA Inc.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at June 30, 2023 and December 31, 2022:

At June 30, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$150	Valuation of third party appraisal on underlying collateral	Loss severity rates	1% - 54%	28%

At December 31, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$52	Valuation of third party appraisal on underlying collateral	Loss severity rates	11% - 47%	31%

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

HSBC USA Inc.
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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $23 million and $25 million at June 30, 2023 and December 31, 2022, respectively.
The following tables provide additional information relating to our available-for-sale asset-backed securities at June 30, 2023:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$13
BBB - B	Other	92
		$105

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
Client share repurchase transactions designated under FVO - We elected to apply FVO accounting to certain client share repurchase transactions. The fair value of the assets and liabilities associated with these transactions is determined based on the value of the remaining shares to be delivered.
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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at June 30, 2023 and December 31, 2022, and their classification within the fair value hierarchy:

June 30, 2023	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$30,339	$30,339	$831	$29,476	$32
Federal funds sold and securities purchased under agreements to resell	12,519	12,519	—	12,519	—
Securities held-to-maturity, net of allowance for credit losses	13,428	12,872	—	12,872	—
Commercial loans, net of allowance for credit losses	39,218	39,568	—	—	39,568
Commercial loans held for sale	622	622	—	622	—
Consumer loans, net of allowance for credit losses	18,105	16,042	—	—	16,042
Consumer loans held for sale	1	1	—	1	—
Financial liabilities:
Short-term financial liabilities	$8,259	$8,259	$—	$8,227	$32
Deposits	120,284	120,233	—	120,233	—
Long-term debt	10,465	11,024	—	11,024	—

December 31, 2022	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$18,802	$18,802	$1,004	$17,744	$54
Federal funds sold and securities purchased under agreements to resell	23,085	23,085	—	23,085	—
Securities held-to-maturity, net of allowance for credit losses	7,317	6,862	—	6,862	—
Commercial loans, net of allowance for credit losses	41,266	42,050	—	—	42,050
Commercial loans held for sale	112	112	—	112	—
Consumer loans, net of allowance for credit losses	17,510	15,984	—	—	15,984
Consumer loans held for sale	5	5	—	5	—
Financial liabilities:
Short-term financial liabilities	$5,999	$5,999	$—	$5,945	$54
Deposits	121,669	121,652	—	121,652	—
Long-term debt	9,213	9,769	—	9,769	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $161 million and $158 million at June 30, 2023 and December 31, 2022, respectively.

HSBC USA Inc.
20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 30, "Litigation and Regulatory Matters," in our 2022 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three-month period ended March 31, 2023 (the "2023 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2022 Form 10-K and our 2023 First Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2022 Form 10-K and our 2023 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 30, "Litigation and Regulatory Matters," in our 2022 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2023 First Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $125 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate. As it concerns the disclosed investigations, based on the facts currently known for each of them, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of a resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Interest Rate Swap Investigation
In May 2023, HSBC Bank USA resolved an investigation by the U.S. Commodity Futures Trading Commission ("CFTC") regarding interest rate swap transactions related to bond issuances, among other issues. HSBC Bank USA paid a $45 million civil monetary penalty, an amount which was fully reserved in the third quarter of 2020. The CFTC's civil enforcement action filed in December 2019 against a now-former HSBC employee charging him with violating the Commodity Exchange Act's anti-fraud provisions in relation to a 2012 interest rate swap transaction remains ongoing.
Investigation Concerning Use of Unapproved Electronic Messaging Platforms
In May 2023, HSBC Bank USA and other HSBC entities resolved an investigation by the CFTC concerning compliance with records preservation requirements relating to the use of unapproved electronic messaging platforms for business communications. The HSBC entities paid a $30 million civil monetary penalty, an amount which was fully reserved in the fourth quarter of 2022.
Foreign Exchange ("FX") Matters
In Nypl v. JPMorgan Chase, et al.; (Case No. 1:15-CV-9300), the plaintiff has appealed the dismissal of the complaint.
Precious Metals Fix Matters
In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) In May 2023 the court granted HSBC's motion for judgment on the pleadings and dismissed the case. Plaintiffs have appealed.

HSBC USA Inc.
Platinum and Palladium Fix Litigation In July 2023, the defendants filed a joint motion to dismiss the complaint.
Mortgage Securitization Trust Litigation In May 2023, Phoenix Light SF Limited withdrew its appeal and the court dismissed the case with prejudice. In the Freedom Trust case, HSBC Bank USA's motion seeking leave to appeal to the New York State Court of Appeals was denied. That action will now proceed.
Anti-Terrorism Act Cases
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In May 2023, plaintiffs filed a petition with the U.S. Supreme Court for review of the decision by the U.S. Court of Appeals for the Second Circuit affirming dismissal of the action.
Dana Bernhardt et al. v. HSBC Holdings plc, et al. In July 2023, plaintiffs filed a petition with the U.S. Supreme Court for review of the decision by the U.S. Court of Appeals for the D.C. Circuit affirming dismissal of the action.
First Citizens Litigation In May 2023, First-Citizens Bank & Trust Company ("First Citizens") brought a lawsuit against HSBC Bank USA, certain other HSBC entities, and seven HSBC Bank USA employees who had previously worked for Silicon Valley Bank ("SVB"). Among other claims, First Citizens, which purchased parts of SVB after its collapse in March 2023, alleges that the HSBC entities conspired with the individual defendants to solicit employees of First Citizens and that the individual defendants took confidential information belonging to SVB and/or First Citizens.
National Community Reinvestment Coalition Prompted by a complaint filed by the National Community Reinvestment Coalition, a non-profit organization, the U.S. Department of Housing and Urban Development ("HUD") has been investigating whether HSBC Bank USA violated the US Fair Lending Act by engaging in discriminatory lending practices in majority Black and Hispanic neighborhoods in six U.S. metropolitan areas from 2018 through 2021.

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
Economic Environment  The U.S. economy grew during the first half of 2023 despite continued pressures from high inflation and rising interest rates, which are expected to lead to a slowdown of future economic growth. In addition, bank failures earlier in the year have raised concerns about potential weakness in the banking sector, which could lead to tighter credit conditions for households and businesses, further weighing on economic activity. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 2.4 percent in the second quarter of 2023, while the personal consumption expenditures price index of 3.0 percent in June 2023 remained above the FRB's target inflation rate. After increasing short-term interest rates by a total of 75 basis points during the first five months of 2023, the FRB decided to hold short-term interest rates steady in June while indicating that future rate increases are likely depending upon future economic conditions. In July 2023, the FRB decided to raise short-term interest rates by another 25 basis points.
The impacts of high inflation, rising interest rates and the expectation for slowing future economic growth, in addition to recent banking sector concerns, have created significant uncertainty about the future economic environment which will continue to impact our business in future periods. Concerns over domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a recession. Interest rate levels, inflation and economic growth, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2023 and beyond.
Performance, Developments and Trends During the first half of 2023, three regional bank failures triggered turmoil throughout the banking industry as contagion fears spread. To date, we have not experienced any significant impact to our liquidity, deposits or funding capabilities as a result of this industry turmoil. In May 2023, the Federal Deposit Insurance Corporation ("FDIC") issued a proposed rule that would impose a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. The special assessment would be based on an insured depository institution's estimated uninsured deposits reported as of December 31, 2022 and would be collected over eight quarterly assessment periods beginning with the first quarter of 2024. If finalized as proposed, the special assessment is expected to result in approximately $225 million of additional deposit insurance assessment fees for HUSI, which will be accrued once the rule becomes final, which may occur as early as the third quarter of 2023. Because the estimated loss to the Deposit Insurance Fund will be periodically adjusted as actual losses are incurred, the FDIC would retain the ability to cease collection early or extend the special assessment collection period, as needed.
During the second quarter of 2023, we transferred certain commercial real estate loans to held for sale with a carrying value of $507 million as part of an effort to reduce exposure to this sector. We recorded a lower of amortized cost or fair value adjustment of $34 million upon transferring these loans to held for sale. See Note 8, "Loans Held for Sale," in the accompanying consolidated financial statements for additional information.
During the second quarter of 2023, we paid a dividend on our common stock of $1.0 billion from retained earnings to HSBC North America.

HSBC USA Inc.
The following tables set forth selected financial metrics of HUSI for the three and six months ended June 30, 2023 and 2022 and at June 30, 2023 and December 31, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars are in millions)
Net income	$151	$90	$368	$291
Rate of return on average:
Total assets	.4%	.2%	.4%	.3%
Common equity	4.6	1.4	5.9	3.4
Tangible common equity(1)	4.8	1.5	6.1	3.5
Total equity	4.8	2.3	5.9	3.6
Net interest margin	1.13	1.32	1.20	1.21
Efficiency ratio	73.4	79.2	70.2	75.0
Commercial net charge-off ratio(2)	—	.01	.02	.08
Consumer net charge-off ratio(2)	.02	(.12)	.06	(.11)

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Common equity	$12,440	$14,532	$12,267	$15,018
Less: Goodwill	458	458	458	458
Tangible common equity	$11,982	$14,074	$11,809	$14,560
(2)Excludes loans held for sale.

	June 30, 2023	December 31, 2022
Additional Select Ratios:
Allowance as a percent of loans(1)	1.04%	.98%
Commercial allowance as a percent of loans(1)	1.49	1.32
Consumer allowance as a percent of loans(1)	.07	.19
Loans to deposits ratio(2)	47.96	48.00
Common equity Tier 1 capital to risk-weighted assets	13.2	13.5
Tier 1 capital to risk-weighted assets	13.4	13.8
Total capital to risk-weighted assets	15.8	16.1
Tier 1 leverage ratio	8.1	8.5
Total equity to total assets	7.0	7.4

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $151 million and $368 million during the three and six months ended June 30, 2023, respectively, compared with $90 million and $291 million during the three and six months ended June 30, 2022, respectively. Income before income tax was $199 million and $486 million during the three and six months ended June 30, 2023, respectively, compared with $113 million and $379 million during the three and six months ended June 30, 2022, respectively. The increase in income before income tax during the three months ended June 30, 2023 was due to higher other revenues driven by higher trading revenue as well as lower operating expenses and a lower provision for credit losses. These increases in the three-month period were partially offset by lower net interest income as interest expense on deposits and interest bearing liabilities grew faster than interest income on loans and interest bearing assets.
In the year-to-date period, the increase in income before income tax was due to lower operating expenses driven by the completion of our strategic plan to restructure our operations ("Restructuring Plan"), including the non-recurrence of $114 million of costs related to the delivery of our Restructuring Plan ("Costs to Achieve") recorded during the six months ended June 30, 2022 as discussed further below. Also contributing to the increase in the year-to-date period were higher other

HSBC USA Inc.
revenues driven by higher trading revenue and a lower provision for credit losses. These increases in the year-to-date period were partially offset by lower net interest income for the reasons discussed above.
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
London Interbank Offered Rate ("LIBOR") Transition Regulators and central banks in various national jurisdictions have been working to help transition from interbank offered rates to acceptable alternative rates, such as SOFR. As previously disclosed, the remaining overnight, one-month, three-month, six-month and twelve-month U.S. dollar ("USD") LIBOR tenors have either ceased to be provided by any administrator or become no longer representative immediately after June 30, 2023, although in March 2023, the United Kingdom ("U.K") Financial Conduct Authority announced that the more commonly used one-month, three-month and six-month USD LIBOR tenors will continue to be published until September 30, 2024, using an amended methodology (i.e., on an unrepresentative "synthetic" basis). These synthetic tenors are available only for use in certain legacy contracts, and are not for use in new business.
As of June 30, 2023, substantially all of our remaining USD LIBOR-based contracts, consisting primarily of contracts for loans, derivatives and debt, have been successfully transitioned onto replacement rates, are set to automatically transition at the first applicable reset subsequent to June 30, 2023 or included appropriate fallback provisions upon cessation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Profit before tax – U.S. GAAP basis	$199	$113	$486	$379
Adjustments:
Other long-lived assets	162	12	195	23
Loans held for sale	36	11	34	6
Renewable energy tax credit investments	5	6	9	13
Expected credit losses	4	22	(4)	74
Other	(5)	(4)	2	(2)
Profit before tax – Group Reporting Basis	$401	$160	$722	$493
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
During the three and six months ended June 30, 2023, other long-lived assets in the table above reflects a reversal of $149 million of impairment charges under the Group Reporting Basis related to capitalized software and leasehold improvements primarily associated with our Wealth and Personal Banking business segment which were previously written-off. In 2020, we recorded an impairment charge under the Group Reporting Basis related to the write-off of all the capitalized

HSBC USA Inc.
software and a portion of the leasehold improvements primarily associated with our Wealth and Personal Banking business segment, while under U.S. GAAP no impairment charge was required. Subsequent to recognition of the impairment charge in 2020, expenditures for software development and newly completed leasehold improvements in our Wealth and Personal Banking business segment were capitalized and amortized over their useful lives under U.S. GAAP, but not under the Group Reporting Basis. Consequently, the carrying amounts of capitalized software and leasehold improvements were higher under U.S. GAAP than under the Group Reporting Basis and, as a result, corresponding amortization expense was higher under U.S. GAAP. During the second quarter of 2023, we determined that the cash generating unit was no longer impaired under the Group Reporting Basis and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that have since been sold. In addition, during the first half of 2023, we recorded $22 million of lease related impairment charges under U.S. GAAP associated with the exit of certain office space, while under the Group Reporting Basis, impairment was recognized when we committed to vacate the space in the fourth quarter of 2022.
During the three and six months ended June 30, 2022, amortization expense for long-lived assets was higher under U.S. GAAP due primarily to the impact of the impairment charge recorded under the Group Reporting Basis in 2020 as discussed above.
During the three and six months ended June 30, 2023, we transferred certain loans to held for sale which under U.S. GAAP requires the loans to be carried at the lower of amortized cost or fair value which resulted in lower of amortized cost or fair value adjustments on the loans. Under the Group Reporting Basis, loans held for sale continue to be accounted for and credit losses continue to be measured in accordance with IFRS 9, "Financial Instruments," with any gain or loss recorded at the time of sale.
During the three and six months ended June 30, 2022, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses ("ECL") estimate. Primarily as a result of the different requirements, loss provisions driven by the weakening of economic conditions, including a worsening of economic forecasts in the three-month period, as well as higher provisions associated with loan growth and maturity extensions, were more pronounced under U.S. GAAP.

Balance Sheet Review

The following table provides balance sheet totals at June 30, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	June 30, 2023	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$42,826	$993	2.4%
Loans, net	57,340	(1,456)	(2.5)
Loans held for sale	997	643	*
Trading assets	19,391	(2,339)	(10.8)
Securities	39,687	5,025	14.5
All other assets	6,687	(593)	(8.1)
	$166,928	$2,273	1.4%
Period end liabilities and equity:
Total deposits	$121,636	$(1,587)	(1.3)%
Trading liabilities	2,699	(104)	(3.7)
Short-term borrowings	8,227	2,282	38.4
Long-term debt	19,671	2,080	11.8
Interest, taxes and other liabilities	3,038	58	1.9
Total equity	11,657	(456)	(3.8)
	$166,928	$2,273	1.4%

*Percentage change is greater than 100 percent.

HSBC USA Inc.
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments increased compared with December 31, 2022 due to an increase in overall liquidity as we raised funds in advance of their usage. The increase in funds was driven by lower trading asset positions, higher short-term borrowings and new issuances of long-term debt as discussed in detail below. These increases were partially offset by net purchases of securities and lower deposits.
Loans, Net  The following table summarizes our loan balances at June 30, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	June 30, 2023	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$7,185	$(778)	(9.8)%
Business and corporate banking	16,169	94	.6
Global banking(1)	10,127	(451)	(4.3)
Other commercial(2)	6,330	(871)	(12.1)
Total commercial	39,811	(2,006)	(4.8)
Consumer loans:
Residential mortgages	17,452	614	3.6
Home equity mortgages	364	(6)	(1.6)
Credit cards	197	(16)	(7.5)
Other consumer	121	(21)	(14.8)
Total consumer	18,134	571	3.3
Total loans	57,945	(1,435)	(2.4)
Allowance for credit losses(3)	605	21	3.6
Loans, net	$57,340	$(1,456)	(2.5)%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)Includes loans to HSBC affiliates which totaled $3,067 million and $3,557 million at June 30, 2023 and December 31, 2022, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans decreased compared with December 31, 2022 due to paydowns and maturities exceeding new business activity as we continued to apply a disciplined lending approach. Also contributing to the decrease were the transfer of certain commercial real estate loans to held for sale as discussed below as well as lower loans to affiliates. The decline in commercial non-affiliate loans was primarily in the real estate, software and consumer durables industries, partially offset by increases in the utilities and semiconductor industries.
Consumer loans increased compared with December 31, 2022 driven by growth in residential mortgage loans.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	June 30, 2023		December 31, 2022
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	97.2%	97.1%	98.5%	98.9%
80% < LTV < 90%	2.8	2.9	1.5	1.1
90% < LTV < 100%	—	—	—	—
LTV > 100%	—	—	—	—
Average LTV for portfolio	50.5	45.8	48.8	43.1

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
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at March 31, 2023 and September 30, 2022, respectively.
Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	June 30, 2023	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$507	$507	*
Business and corporate banking	11	11	*
Global banking	478	129	37.0
Total commercial	996	647	*
Consumer loans:
Residential mortgages	1	(4)	(80.0)
Total consumer	1	(4)	(80.0)
Total loans held for sale	$997	$643	*

*Percentage change is greater than 100 percent.
Commercial loans held for sale increased compared with December 31, 2022. During the second quarter of 2023, we transferred certain commercial real estate loans to held for sale with a carrying value of $507 million as part of an effort to reduce exposure to this sector.
Also included in commercial loans held for sale are certain other loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $115 million and $112 million at June 30, 2023 and December 31, 2022, respectively.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $374 million and $237 million at June 30, 2023 and December 31, 2022, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
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
Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was $37 million and nil at June 30, 2023 and December 31, 2022, respectively. The valuation allowance on consumer loans held for sale was nil at both June 30, 2023 and December 31, 2022.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at June 30, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	June 30, 2023	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$15,465	$(820)	(5.0)%
Precious metals	2,605	(1,226)	(32.0)
Derivatives, net	1,321	(293)	(18.2)
	$19,391	$(2,339)	(10.8)%
Trading liabilities:
Securities sold, not yet purchased	$1,267	$430	51.4%
Derivatives, net	1,432	(534)	(27.2)
	$2,699	$(104)	(3.7)%

(1)See Note 4, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were lower compared with December 31, 2022 due to a decrease in foreign sovereign positions, partially offset by increases in equity and U.S. Treasury positions. Trading security positions are primarily held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were higher compared with December 31, 2022 due to an increase in short U.S. Treasury positions related to economic hedges of trading security positions held for Community Reinvestment Act purposes.
Precious metals trading assets were lower compared with December 31, 2022 due primarily to declines in our own gold and silver inventory positions. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both declined compared with December 31, 2022 mainly from market movements which resulted in lower valuations of foreign exchange and interest rate derivatives. Market movements on equity derivatives were mixed, resulting in lower derivative asset valuations, but higher derivative liability valuations.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were higher compared with December 31, 2022 driven by purchases of U.S. Government agency mortgage-backed and U.S. Treasury securities held-to-maturity, partially offset by sales, paydowns and maturities of securities available-for-sale as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets were lower compared with December 31, 2022 due primarily to a decline in cash collateral posted and lower assets associated with client share repurchase transactions.
Deposits  The following table summarizes deposit balances by major depositor categories at June 30, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	June 30, 2023	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$107,038	$(1,132)	(1.0)%
Domestic and foreign banks	11,158	(1,198)	(9.7)
U.S. government and states and political subdivisions	143	(17)	(10.6)
Foreign governments and official institutions	3,297	760	30.0
Total deposits	$121,636	$(1,587)	(1.3)%
Total deposits decreased compared with December 31, 2022 due primarily to the continued attrition of retail savings and demand deposits as well as lower deposits from a few large private banking clients. These decreases were partially offset by increased time deposits.

HSBC USA Inc.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2022 reflecting increases in federal funds purchased and commercial paper outstanding.
Long-Term Debt  Long-term debt increased compared with December 31, 2022 due to debt issuances and fair value movements on fair value option debt, partially offset by debt retirements. Debt issuances during the three and six months ended June 30, 2023 totaled $875 million and $2,912 million, respectively, of which $4 million and $7 million, respectively, was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $2,905 million of senior debt during the six months ended June 30, 2023, which included $1,250 million of senior notes that were issued by HSBC USA in March as well as $1,655 million of structured notes. Total long-term debt outstanding under this shelf was $10,984 million and $9,597 million at June 30, 2023 and December 31, 2022, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $7 million during the six months ended June 30, 2023. Total debt outstanding under this program was $1,935 million and $1,932 million at June 30, 2023 and December 31, 2022, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both June 30, 2023 and December 31, 2022.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities were flat compared with December 31, 2022 as higher outstanding settlement balances related to security purchases and higher tax liabilities were largely offset by lower liabilities associated with client share repurchase transactions.
Total Equity Total equity decreased compared with December 31, 2022 due primarily to a dividend paid on our common stock of $1.0 billion from retained earnings to HSBC North America during the second quarter of 2023. See Note 16, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for additional details.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2023 Compared with 2022 Increase (Decrease)
Three Months Ended June 30,	2023	Volume	Rate	2022
	(dollars are in millions)
Interest income:
Short-term investments	$416	$(21)	$327	$110
Trading securities	60	2	3	55
Securities	368	10	189	169
Commercial loans	706	(16)	413	309
Consumer loans	155	6	21	128
Other	18	(4)	10	12
Total interest income	1,723	(23)	963	783
Interest expense:
Deposits	869	(2)	736	135
Short-term borrowings	120	1	98	21
Long-term debt	290	28	173	89
Tax liabilities and other	10	2	2	6
Total interest expense	1,289	29	1,009	251
Net interest income	$434	$(52)	$(46)	$532

Yield on total interest earning assets	4.47%			1.94%
Cost of total interest bearing liabilities	4.33			.87
Interest rate spread	.14			1.07
Benefit from net non-interest paying funds(1)	.99			.25
Net interest margin on average earning assets	1.13%			1.32%

HSBC USA Inc.

		2023 Compared with 2022 Increase (Decrease)
Six Months Ended June 30,	2023	Volume	Rate	2022
	(dollars are in millions)
Interest income:
Short-term investments	$826	$(31)	$720	$137
Trading securities	109	(12)	3	118
Securities	691	(11)	392	310
Commercial loans	1,363	(6)	822	547
Consumer loans	301	(3)	38	266
Other	37	(4)	24	17
Total interest income	3,327	(67)	1,999	1,395
Interest expense:
Deposits	1,625	(9)	1,441	193
Short-term borrowings	220	—	194	26
Long-term debt	546	34	355	157
Tax liabilities and other	19	1	8	10
Total interest expense	2,410	26	1,998	386
Net interest income	$917	$(93)	$1	$1,009

Yield on total interest earning assets	4.35%			1.68%
Cost of total interest bearing liabilities	4.11			.65
Interest rate spread	.24			1.03
Benefit from net non-interest paying funds(1)	.96			.18
Net interest margin on average earning assets	1.20%			1.21%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income decreased during the three and six months ended June 30, 2023 due to higher interest expense from interest bearing liabilities driven by higher rates paid and higher long-term debt average balances, partially offset by higher interest income from loans, short-term investments and securities driven by higher yields. Also contributing to the decrease in the year-to-date period was the unfavorable impact of lower average interest bearing asset balances.
Short-term investments Interest income increased during the three and six months ended June 30, 2023 due to higher yields reflecting the impact of higher market rates, partially offset by lower average balances.
Trading securities Interest income increased modestly during the three months ended June 30, 2023 due primarily to higher yields reflecting the impact of higher market rates. In the year-to-date period, interest income decreased as the impact of higher yields was more than offset by lower average balances driven by a decline in equity positions, partially offset by an increase in foreign sovereign positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during the three and six months ended June 30, 2023 due primarily to higher yields reflecting the impact of higher market rates. While average balances were higher and contributed to the increase in the three-month period, they were lower and partially offset the increase in the year-to-date period. In the three-month period, higher average balances were due primarily to an increase in U.S. Government agency mortgage-backed securities, partially offset by declines in U.S. Government sponsored mortgage-backed and foreign sovereign securities. In the year-to-date period, the increase in U.S. Government agency mortgage-backed securities was more than offset by declines in U.S. Government sponsored mortgage-backed and foreign sovereign securities.
Commercial loans Interest income increased during the three and six months ended June 30, 2023 due to higher yields reflecting the impact of higher market rates on variable rate loans and newly originated loans, partially offset by lower average balances.

HSBC USA Inc.
Consumer loans Interest income was higher during the three and six months ended June 30, 2023 due primarily to higher yields on residential mortgage loans reflecting the impact of higher market rates on variable rate loans and newly originated loans.
Other Higher interest income during the three and six months ended June 30, 2023 was due to higher yields reflecting the impact of higher market rates on cash collateral posted and Federal Reserve Bank stock, partially offset by lower average balances.
Deposits Interest expense increased during the three and six months ended June 30, 2023 due to higher rates paid reflecting the impact of higher market rates and, to a lesser extent, a shift in mix to higher cost time deposits.
Short-term borrowings Higher interest expense during the three and six months ended June 30, 2023 was due to higher rates paid reflecting the impact of higher market rates.
Long-term debt Interest expense increased during the three and six months ended June 30, 2023 due primarily to higher rates paid reflecting the impact of higher market rates on variable rate borrowings and newly issued debt. Also contributing to the increase, to a lesser extent, were higher average balances.
Tax liabilities and other Interest expense increased during the three and six months ended June 30, 2023 due primarily to higher rates paid on securities sold, not yet repurchased reflecting the impact of higher market rates.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$(26)	$40	$(66)	*
Business and corporate banking	31	22	9	40.9
Global banking	19	(2)	21	*
Other commercial	—	(1)	1	100.0
Total commercial loans	24	59	(35)	(59.3)
Consumer loans:
Residential mortgages	(12)	(1)	(11)	*
Home equity mortgages	4	1	3	*
Credit cards	1	5	(4)	(80.0)
Other consumer	1	(1)	2	*
Total consumer loans	(6)	4	(10)	*
Total loans	18	63	(45)	(71.4)
Securities held-to-maturity	—	(1)	1	100.0
Securities available-for-sale	—	2	(2)	(100.0)
Off-balance sheet credit exposures	18	5	13	*
Total provision for credit losses	$36	$69	$(33)	(47.8)%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$(54)	$89	$(143)	*
Business and corporate banking	69	(18)	87	*
Global banking	31	27	4	14.8
Other commercial	—	(3)	3	100.0
Total commercial loans	46	95	(49)	(51.6)
Consumer loans:
Residential mortgages	(22)	(5)	(17)	*
Home equity mortgages	5	1	4	*
Credit cards	1	4	(3)	(75.0)
Other consumer	—	(1)	1	100.0
Total consumer loans	(16)	(1)	(15)	*
Total loans	30	94	(64)	(68.1)
Securities held-to-maturity	—	(1)	1	100.0
Securities available-for-sale	—	1	(1)	(100.0)
Off-balance sheet credit exposures	26	(14)	40	*
Total provision for credit losses	$56	$80	$(24)	(30.0)%

*Percentage change is greater than 100 percent.
Our provision for credit losses decreased $33 million and $24 million during the three and six months ended June 30, 2023, respectively, due to a lower provision for credit losses on both our commercial and consumer loan portfolios, partially offset by a higher provision for credit losses on off-balance sheet credit exposures.
The provision for credit losses on our commercial loan portfolio decreased $35 million and $49 million during the three and six months ended June 30, 2023, respectively. The loss provisions in the current year periods were driven by downgrades reflecting weakness in the financial condition of certain clients and, in the year-to-date period, an increase in credit reserves for risk factors associated with large loan exposures. The loss provisions in the current year periods were partially offset by improved economic forecasts and declines in credit reserves for risk factors associated with higher risk industry exposures, including commercial real estate. In the prior year periods, the loss provisions were driven by the weakening of economic conditions which resulted in increases in credit reserves for risk factors associated with large loan and higher risk industry exposures, supply chain disruptions and energy price uncertainty, as well as weakness in the financial condition of certain clients and, in the three-month period, a worsening of economic forecasts. Also contributing to the loss provisions in the prior year periods were higher provisions associated with loan growth and maturity extensions.
The provision for credit losses on our consumer loan portfolio decreased $10 million during the three months ended June 30, 2023 reflecting a release in credit loss reserves compared with a loss provision in the prior year period. The release in credit reserves in the current year period was due primarily to a decline in credit reserves for risk factors associated with a change in New York State foreclosure law. In the prior year period, the loss provision was driven by the weakening of economic conditions which resulted in a worsening of economic forecasts. In the year-to-date period, the provision for credit losses on our consumer loan portfolio decreased $15 million reflecting a higher release in credit loss reserves. The release in credit reserves in the current year period was driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in New York State foreclosure law. In the prior year period, the release in credit reserves was driven by the impact of net recoveries which was largely offset by an increase in credit reserves for risk factors associated with economic uncertainty.
The provision for credit losses on off-balance sheet credit exposures increased $13 million during the three months ended June 30, 2023. The loss provision in the current year period resulted from downgrades reflecting weakness in the financial condition of certain clients, while the loss provision in the prior year period resulted from the weakening of economic conditions. In the year-to-date period, the provision for credit losses on off-balance sheet credit exposures increased $40 million reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period

HSBC USA Inc.
resulted from downgrades reflecting weakness in the financial condition of certain clients and an increase in credit reserves for risk factors associated with large loan exposures, while the release in credit reserves in the prior year period resulted from improvements in the credit condition of certain clients.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Credit card fees, net	$12	$12	$—	—
Trust and investment management fees	32	34	(2)	(5.9)
Other fees and commissions	157	160	(3)	(1.9)
Trading revenue	228	61	167	*
Other securities gains, net	—	9	(9)	(100.0)
Servicing and other fees from HSBC affiliates	77	87	(10)	(11.5)
Gain (loss) on instruments designated at fair value and related derivatives	2	19	(17)	(89.5)
Other income (loss):
Valuation of loans held for sale	(37)	(9)	(28)	*
Residential mortgage banking revenue (expense)	—	(2)	2	100.0
Insurance	1	1	—	—
Miscellaneous income (loss)	(24)	(29)	5	17.2
Total other income (loss)	(60)	(39)	(21)	(53.8)
Total other revenues	$448	$343	$105	30.6%

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Credit card fees, net	$23	$27	$(4)	(14.8)%
Trust and investment management fees	63	60	3	5.0
Other fees and commissions	305	338	(33)	(9.8)
Trading revenue	453	133	320	*
Other securities gains, net	3	29	(26)	(89.7)
Servicing and other fees from HSBC affiliates	151	188	(37)	(19.7)
Gain (loss) on instruments designated at fair value and related derivatives	(20)	25	(45)	*
Gain on sale of branch disposal group, net	—	111	(111)	(100.0)
Other income (loss):
Valuation of loans held for sale	(37)	(6)	(31)	*
Residential mortgage banking revenue	1	4	(3)	(75.0)
Insurance	2	2	—	—
Miscellaneous income (loss)	(43)	(82)	39	47.6
Total other income (loss)	(77)	(82)	5	6.1
Total other revenues	$901	$829	$72	8.7%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net were flat during the three months ended June 30, 2023. In the year-to-date period, credit card fees, net decreased due primarily to higher cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees decreased during the three months ended June 30, 2023 due to lower fees from private banking funds reflecting lower average assets under management. In the year-to-date

HSBC USA Inc.
period, trust and investment management fees increased as lower fees from private banking funds were more than offset by higher fees from liquidity funds driven by lower fee waivers reflecting the impact of higher market interest rates.
Other fees and commissions Other fees and commissions decreased during the three and six months ended June 30, 2023 due primarily to the non-recurrence of loan servicing fees recorded in the prior year periods reflecting the temporary servicing agreement we entered into associated with the sale of a portfolio of mass market retail credit cards during the fourth quarter of 2021 and, in the year-to-date period, lower fees from loan syndication reflecting lower business activity compared with the prior year periods. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.
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

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$53	$42	$11	26.2%
Metals	50	20	30	*
Debt Markets	—	—	—	—
Securities Financing	92	(18)	110	*
Markets Treasury	27	15	12	80.0
Legacy structured credit products	—	—	—	—
Other trading(1)	6	2	4	*
Total trading revenue	$228	$61	$167	*

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$155	$103	$52	50.5%
Metals	107	44	63	*
Debt Markets	1	(3)	4	*
Securities Financing	163	(53)	216	*
Markets Treasury	25	41	(16)	(39.0)
Legacy structured credit products	—	1	(1)	(100.0)
Other trading(1)	2	—	2	*
Total trading revenue	$453	$133	$320	*

*Percentage change is greater than 100 percent.
(1)Includes trading revenue related to Global Banking and Equities.
Trading revenue increased during the three and six months ended June 30, 2023 due primarily to higher revenue in Securities Financing, Metals and Foreign Exchange as the unfavorable impacts of lower client volumes and lower balance sheet deployment were more than offset by the impact of higher market rates which impacts fair value. While revenue in Markets Treasury driven by the performance of economic hedge positions used to manage interest rate risk was higher and contributed to the increase in the three-month period, it was lower and partially offset the increase in the year-to-date period.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2023 we sold nil and $681 million, respectively, of primarily U.S. Treasury securities compared with $686 million and $1,002 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net

HSBC USA Inc.
decreased during the three and six months ended June 30, 2023 driven by lower gains from the sale of U.S. Treasury securities. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 5, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates decreased during the three and six months ended June 30, 2023 due primarily to lower performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc and, in the year-to-date period, lower cost reimbursements associated with shared services performed on behalf of other HSBC affiliates.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and certain client share repurchase transactions. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives decreased during the three and six months ended June 30, 2023 attributable primarily to unfavorable movements related to the economic hedging of interest rate risk and other risks within our hybrid instruments, partially offset by favorable fair value adjustments on commercial loans held for sale driven by losses recorded in the prior year periods on certain loans which were impacted by the weakening of economic conditions. See Note 11, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
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
Other income (loss)  Other income (loss) was lower during the three months ended June 30, 2023 due primarily to higher valuation losses on loans held for sale driven by a $34 million lower of amortized cost or fair value adjustment recorded upon transferring certain commercial real estate loans to held for sale during the second quarter of 2023 as well as a valuation loss associated with credit default swap protection which largely reflects the hedging of a few client relationships compared with a valuation gain in the prior year period. These decreases were partially offset by lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares. During the second quarter of 2023, we recorded a loss of $6 million related to a change in the Visa Class B share conversion rate compared with a loss of $31 million during the second quarter of 2022 primarily related to extending the expected timing of the final resolution of the related litigation.
In the year-to-date period, other income (loss) was higher as higher valuation losses on loans held for sale as discussed above and a valuation loss associated with credit default swap protection compared with a valuation gain in the prior year period were more than offset by higher income associated with bank owned life insurance, lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares as discussed above and lower losses on loan sales. During the first quarter of 2022, we recorded a loss of $35 million on the sale of a portfolio of consumer mortgage loans. The loss on sale was increased by $10 million during the second quarter of 2023 reflecting a repricing reserve adjustment.

HSBC USA Inc.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$138	$138	$—	—%
Support services from HSBC affiliates:
Fees paid to HTSU	245	244	1	.4
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	55	46	9	19.6
Fees paid to other HSBC affiliates	125	129	(4)	(3.1)
Total support services from HSBC affiliates	425	419	6	1.4
Occupancy expense, net	10	13	(3)	(23.1)
Other expenses:
Equipment and software	29	26	3	11.5
Marketing	6	7	(1)	(14.3)
Outside services	11	19	(8)	(42.1)
Professional fees	11	53	(42)	(79.2)
FDIC assessment fees	16	12	4	33.3
Miscellaneous	1	6	(5)	(83.3)
Total other expenses	74	123	(49)	(39.8)
Total operating expenses	$647	$693	$(46)	(6.6)%
Personnel - average number	1,989	2,517
Efficiency ratio	73.4%	79.2%

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$259	$292	$(33)	(11.3)%
Support services from HSBC affiliates:
Fees paid to HTSU	465	504	(39)	(7.7)
Fees paid to HMUS	108	83	25	30.1
Fees paid to other HSBC affiliates	236	250	(14)	(5.6)
Total support services from HSBC affiliates	809	837	(28)	(3.3)
Occupancy expense, net	40	30	10	33.3
Other expenses:
Equipment and software	56	50	6	12.0
Marketing	9	14	(5)	(35.7)
Outside services	23	35	(12)	(34.3)
Professional fees	23	74	(51)	(68.9)
FDIC assessment fees	38	27	11	40.7
Miscellaneous	19	20	(1)	(5.0)
Total other expenses	168	220	(52)	(23.6)
Total operating expenses	$1,276	$1,379	$(103)	(7.5)%
Personnel - average number	2,022	2,763
Efficiency ratio	70.2%	75.0%
Salaries and employee benefits  Salaries and employee benefits expense was flat during the three months ended June 30, 2023 as lower salaries expense was offset by higher incentive compensation expense. In the year-to-date period, salaries and employee benefits expense decreased due primarily to lower salaries expense driven by staff reductions related to the completion of our Restructuring Plan, including the sale of the branch disposal group during the first quarter of 2022.

HSBC USA Inc.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates increased modestly during the three months ended June 30, 2023 and decreased in the year-to-date period as the non-recurrence of allocated Costs to Achieve as discussed below was more than offset in the three-month period and partially offset in the year-to-date period by higher cost allocations from our support service functions, primarily associated with global resourcing and other global support activities, as well as higher cost allocations from HMUS associated with Global Banking activities reflecting the impact of a higher utilization percentage. During the three and six months ended June 30, 2022, we recorded $55 million and $95 million, respectively, of allocated Costs to Achieve from HTSU and other HSBC affiliates, primarily support service project costs and severance costs. A summary of the services received from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net was lower during the three months ended June 30, 2023 due primarily to lower operating lease costs driven by the completion of our Restructuring Plan. In the year-to-date period, occupancy expense, net was higher as lower operating lease costs were more than offset by $22 million of lease impairment and other related costs recorded during the first half of 2023 related to the exit of certain office space.
Other expenses  Other expenses decreased during the three and six months ended June 30, 2023 due primarily to lower professional fees driven by lower attorney's fees and, to a lesser extent, lower outside services expense. These increases were partially offset by higher deposit insurance assessment fees.
Efficiency ratio  Our efficiency ratio improved during the three and six months ended June 30, 2023 due to higher other revenues driven by higher trading revenue as well as lower operating expenses, partially offset by lower net interest income.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended June 30,	2023	2022
	(dollars are in millions)
Income before income tax	$199	$113
Income tax expense	48	23
Effective tax rate	24.1%	20.4%

Six Months Ended June 30,	2023	2022
	(dollars are in millions)
Income before income tax	$486	$379
Income tax expense	118	88
Effective tax rate	24.3%	23.2%
During the three and six months ended June 30, 2023, income tax expense increased driven by higher pre-tax income, while the effective tax rate increased resulting primarily from higher expected investment tax credits in the prior year periods.
Management evaluated the need for a valuation allowance against deferred tax assets at June 30, 2023 and December 31, 2022 and it was determined that a valuation allowance was not required.

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
During the second quarter of 2023, we implemented a change to our internal management reporting to report net funding charges associated with MSS trading activities within other operating income to better align with the trading revenue generated by such activities. Historically, these funding charges were reported within net interest income (expense). There was no impact to consolidated net interest income (expense) or other operating income as these net funding charges are reversed back into net interest income (expense) in the CC. As a result, we have aligned our segment reporting for MSS and CC to reflect this change for all periods presented. The impact of this change on reported segment net interest income (expense) and other operating income for the three and six months ended June 30, 2022 was not material.
There have been no other changes in the measurement of segment profit as compared with the presentation in our 2022 Form 10-K.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2022 Form 10-K. There have been no significant changes since December 31, 2022 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$194	$185	$9	4.9%
Other operating income	52	32	20	62.5
Total operating income(1)	246	217	29	13.4
Expected credit losses	(8)	(6)	(2)	(33.3)
Net operating income	254	223	31	13.9
Operating expenses	51	197	(146)	(74.1)
Profit before tax	$203	$26	$177	*

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$407	$354	$53	15.0%
Other operating income	104	195	(91)	(46.7)
Total operating income(1)	511	549	(38)	(6.9)
Expected credit losses	2	(2)	4	*
Net operating income	509	551	(42)	(7.6)
Operating expenses	226	439	(213)	(48.5)
Profit before tax	$283	$112	$171	*

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$127	$100	$27	27.0%
Retail banking mortgages, credit cards and other personal lending	30	51	(21)	(41.2)
Wealth and asset management products	25	23	2	8.7
Private banking	46	57	(11)	(19.3)
Retail business banking and other(2)	18	(14)	32	*
Total operating income	$246	$217	$29	13.4%

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$253	$184	$69	37.5%
Retail banking mortgages, credit cards and other personal lending	65	115	(50)	(43.5)
Wealth and asset management products	46	41	5	12.2
Private banking	102	104	(2)	(1.9)
Retail business banking and other(2)	45	105	(60)	(57.1)
Total operating income	$511	$549	$(38)	(6.9)%
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
Our WPB segment reported a higher profit before tax during the three months ended June 30, 2023 due primarily to lower operating expenses driven by a reversal of $142 million of impairment charges recorded during the second quarter of 2023 related to capitalized software and leasehold improvements which were previously written-off. During the second quarter of 2023, we determined that the cash generating unit was no longer impaired and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have

HSBC USA Inc.
been recorded had no impairment loss been recognized and excluding any assets that have since been sold. Also contributing to the higher profit before tax during the three-month period were higher other operating income and higher net interest income. In the year-to-date period, our WPB segment reported a higher profit before tax due primarily to lower operating expenses driven by the reversal of impairment charges as discussed above and, to a lesser extent, higher net interest income. These increases in the year-to-date period were partially offset by lower other operating income driven by the non-recurrence of a gain of $148 million recorded during the first quarter of 2022 on the sale of the branch disposal group associated with the exit of our mass market retail banking business.
Net interest income increased during the three and six months ended June 30, 2023 due primarily to the favorable impact of higher market rates.
Excluding the gain on sale of the branch disposal group as discussed above, other operating income increased during the three and six months ended June 30, 2023. The increase in the three-month period was due primarily to lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares. During the second quarter of 2023, we recorded a loss of $6 million related to a change in the Visa Class B share conversion rate compared with a loss of $31 million during the second quarter of 2022 primarily related to extending the expected timing of the final resolution of the related litigation. In the year-to-date period, the increase was due to lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares as discussed above and lower losses on loan sales. During the first quarter of 2022, we recorded a loss of $55 million on the sale of a portfolio of consumer mortgage loans. The loss on sale was increased by $10 million during the second quarter of 2023 reflecting a repricing reserve adjustment. Also contributing to the increase in the year-to-date period were higher investment management fees driven by lower liquidity fee waivers reflecting the impact of higher market interest rates.
Expected credit losses decreased during the three months ended June 30, 2023 reflecting a higher release in credit loss reserves. The release in credit reserves in the current year period was due primarily to a lower loss estimate for risk factors associated with a change in New York State foreclosure law. In the prior year period, the release in credit reserves was driven by improvements in the credit quality of the portfolio, partially offset by the weakening of economic conditions which resulted in a worsening of economic forecasts. In the year-to-date period, expected credit losses increased reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period was due primarily to a higher loss estimate for risk factors associated with a change in New York State foreclosure law, partially offset by improved housing price forecasts. In the prior year period, the release in credit reserves was driven by improvements in the credit quality of the portfolio, partially offset by a higher loss estimate for risk factors associated with economic uncertainty.
Excluding the reversal of impairment charges as discussed above, operating expenses were relatively flat during the three months ended June 30, 2023 and remained lower in the year-do-date period. The decrease in the year-to-date period was driven by the completion of our Restructuring Plan, including the sale of the branch disposal group during the first quarter of 2022, which resulted in declines in staff costs, operating lease costs, marketing expense and cost allocations from our technology and support service functions. Also contributing to the decrease were lower deposit insurance assessment fees.
Client Assets The following table provides information regarding private banking client assets during the six months ended June 30, 2023 and 2022:

Six Months Ended June 30,	2023	2022
	(in millions)
Client assets at beginning of period	$49,549	$66,181
Net new money (outflows)	(2,694)	(2,459)
Value change	10,210	(8,349)
Client assets at end of period	$57,065	$55,373

HSBC USA Inc.
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$288	$220	$68	30.9%
Other operating income	79	73	6	8.2
Total operating income(1)	367	293	74	25.3
Expected credit losses	14	54	(40)	(74.1)
Net operating income	353	239	114	47.7
Operating expenses	159	143	16	11.2
Profit before tax	$194	$96	$98	*

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$573	$405	$168	41.5%
Other operating income	151	156	(5)	(3.2)
Total operating income(1)	724	561	163	29.1
Expected credit losses	30	27	3	11.1
Net operating income	694	534	160	30.0
Operating expenses	309	290	19	6.6
Profit before tax	$385	$244	$141	57.8%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$113	$111	$2	1.8%
Global Payments Solutions ("GPS")	179	125	54	43.2
Global Trade and Receivables Finance ("GTRF")	18	20	(2)	(10.0)
Investment banking products and other(2)	57	37	20	54.1
Total operating income	$367	$293	$74	25.3%

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$222	$219	$3	1.4%
GPS	352	222	130	58.6
GTRF	36	39	(3)	(7.7)
Investment banking products and other(2)	114	81	33	40.7
Total operating income	$724	$561	$163	29.1%
(2)Includes allocated Markets Treasury revenue.
Our CMB segment reported a higher profit before tax during the three and six months ended June 30, 2023 due primarily to higher net interest income and, in the three-month period, lower expected credit losses. These increases were partially offset by higher operating expenses.
Net interest income increased during the three and six months ended June 30, 2023 due to higher deposit spreads reflecting the impact of higher market rates and higher earnings on capital.
Other operating income increased during the three months ended June 30, 2023 due to higher fees from account services and guarantees. In the year-to-date period, other operating income decreased due to lower fees from loan syndication.
Expected credit losses decreased during the three months ended June 30, 2023 and increased modestly in the year-to-date period. The loss provisions in the current year periods were driven by downgrades reflecting weakness in the financial

HSBC USA Inc.
condition of certain clients. The loss provision in the current year three-month period was partially offset by a lower loss estimate for risk factors associated with higher risk industry exposures. In the prior year periods, the loss provisions were driven by the weakening of economic conditions which resulted in weakness in the financial condition of certain clients and higher loss estimates for risk factors associated with service industry loan exposures. Also contributing to the loss provisions in the prior year periods were higher provisions associated with loan growth.
Operating expenses increased during the three and six months ended June 30, 2023 due primarily to higher cost allocations from our technology and support service functions as well as higher incentive compensation expense.
Global Banking and Markets Our GBM business is comprised of three reportable operating segments:
Global Banking  The following table summarizes the Group Reporting Basis results for our GB segment:

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$123	$106	$17	16.0%
Other operating income	92	130	(38)	(29.2)
Total operating income(1)	215	236	(21)	(8.9)
Expected credit losses	27	(3)	30	*
Net operating income	188	239	(51)	(21.3)
Operating expenses	141	115	26	22.6
Profit before tax	$47	$124	$(77)	(62.1)%

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$262	$184	$78	42.4%
Other operating income	146	254	(108)	(42.5)
Total operating income(1)	408	438	(30)	(6.8)
Expected credit losses	30	(5)	35	*
Net operating income	378	443	(65)	(14.7)
Operating expenses	276	232	44	19.0
Profit before tax	$102	$211	$(109)	(51.7)%

*Percentage change is greater than 100 percent.

HSBC USA Inc.
(1)The following table summarizes the impact of key activities on the total operating income of our GB segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
GPS	$115	$119	$(4)	(3.4)%
Capital Markets	62	29	33	*
Credit and Lending	23	15	8	53.3
GTRF	14	13	1	7.7
GB Other(2)	1	60	(59)	(98.3)
Total operating income	$215	$236	$(21)	(8.9)%

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
GPS	$238	$209	$29	13.9%
Capital Markets	122	94	28	29.8
Credit and Lending	43	36	7	19.4
GTRF	27	25	2	8.0
GB Other(2)	(22)	74	(96)	*
Total operating income	$408	$438	$(30)	(6.8)%
(2)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection, certain credit-linked structured notes and loan sales.
Our GB segment reported a lower profit before tax during the three and six months ended June 30, 2023 due to lower other operating income, higher operating expenses and higher expected credit losses, partially offset by higher net interest income.
Revenue decreased during the three and six months ended June 30, 2023 due primarily to lower revenue in GB Other, partially offset by higher revenue in Capital Markets and Credit and Lending and, in the year-to-date period, GPS. Lower revenue in GB Other was driven by unfavorable fair value adjustments on certain credit-linked structured notes and valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships compared with valuation gains in the prior year periods. Higher Capital Markets revenue was driven by higher net interest income in issuer services reflecting the impact of higher market rates as well as favorable fair value adjustments on certain loans held for sale driven by losses recorded in the prior year periods on certain loans which were impacted by the weakening of economic conditions. Higher Capital Markets revenue in the year-to-date period was partially offset by lower fees from loan syndication. The higher revenue in Credit and Lending was driven by higher commitment fees and, in the year-to-date period, higher revenue in GPS was due primarily to increased net interest income reflecting the impact of higher market rates.
Expected credit losses increased during the three and six months ended June 30, 2023 reflecting loss provisions compared with releases in credit loss reserves in the prior year periods. The loss provisions in the current year periods were driven by downgrades reflecting weakness in the financial condition of certain clients. In the prior year periods, the releases in credit reserves were driven by improvements in the credit condition of certain clients and lower loss estimates for risk factors associated with oil and gas industry loan exposures.
Operating expenses increased during the three and six months ended June 30, 2023 due primarily to higher cost allocations from HMUS reflecting the impact of a higher utilization percentage and higher cost allocations from our technology and support service functions.

HSBC USA Inc.
Markets and Securities Services  The following table summarizes the Group Reporting Basis results for our MSS segment:

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(in millions)
Net interest income	$15	$8	$7	87.5%
Other operating income	50	92	(42)	(45.7)
Total operating income(1)	65	100	(35)	(35.0)
Expected credit losses	—	—	—	—
Net operating income	65	100	(35)	(35.0)
Operating expenses	71	80	(9)	(11.3)
Profit (loss) before tax	$(6)	$20	$(26)	*

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$28	$17	$11	64.7%
Other operating income	146	241	(95)	(39.4)
Total operating income(1)	174	258	(84)	(32.6)
Expected credit losses	—	—	—	—
Net operating income	174	258	(84)	(32.6)
Operating expenses	140	149	(9)	(6.0)
Profit before tax	$34	$109	$(75)	(68.8)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our MSS segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$41	$65	$(24)	(36.9)%
Debt Markets	8	—	8	*
Securities Financing	5	12	(7)	(58.3)
Equities	5	16	(11)	(68.8)
Securities Services	8	6	2	33.3
MSS Other	(1)	1	(2)	*
Credit and funding valuation adjustments	(1)	—	(1)	*
Total MSS	$65	$100	$(35)	(35.0)%

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$124	$156	$(32)	(20.5)%
Debt Markets	13	2	11	*
Securities Financing	10	32	(22)	(68.8)
Equities	7	43	(36)	(83.7)
Securities Services	17	14	3	21.4
MSS Other	(1)	—	(1)	*
Credit and funding valuation adjustments	4	11	(7)	(63.6)
Total MSS	$174	$258	$(84)	(32.6)%
Our MSS segment reported a loss before tax during the three months ended June 30, 2023 compared with a profit before tax during the prior year period due to lower other operating income, partially offset by lower operating expenses and higher net interest income. In the year-to-date period, our MSS segment reported a lower profit before tax due to lower other operating income, partially offset by higher net interest income and lower operating expenses.

HSBC USA Inc.
Revenue decreased during the three and six months ended June 30, 2023 due to lower revenue in Foreign Exchange and Metals, Equities, Securities Financing and, in the year-to-date period, Credit and funding valuation adjustments. Lower revenue in Foreign Exchange was due to lower client volumes as market volatility subsided in the second quarter of 2023, while lower revenue in Metals and Securities Financing reflected lower balance sheet deployment driven by spread compression. Lower Equities revenue was driven by lower performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc. In the year-to-date period, Credit and funding valuation adjustments were unfavorable attributable primarily to lower gains from credit valuation adjustments on derivative assets. These decreases were partially offset by higher revenue in Debt Markets due to higher earnings on capital.
Operating expenses decreased during the three and six months ended June 30, 2023 due primarily to lower cost allocations from our technology and support service functions.
Global Banking and Markets Other  The following table summarizes the Group Reporting Basis results for our GBM Other segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(in millions)
Net interest income (expense)	$(12)	$1	$(13)	*
Other operating income	25	26	(1)	(3.8)
Total operating income	13	27	(14)	(51.9)
Expected credit losses	—	1	(1)	(100.0)
Net operating income	13	26	(13)	(50.0)
Operating expenses	14	21	(7)	(33.3)
Profit (loss) before tax	$(1)	$5	$(6)	*

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(in millions)
Net interest income (expense)	$(12)	$(1)	$(11)	*
Other operating income	46	50	(4)	(8.0)
Total operating income	34	49	(15)	(30.6)
Expected credit losses	—	1	(1)	(100.0)
Net operating income	34	48	(14)	(29.2)
Operating expenses	32	45	(13)	(28.9)
Profit before tax	$2	$3	$(1)	(33.3)%

*Percentage change is greater than 100 percent.
Our GBM Other segment reported a loss before tax during the three months ended June 30, 2023 compared with a profit before tax during the prior year period due to lower revenue driven by lower allocated Market Treasury revenue, higher corporate funding charges and lower cost reimbursements, partially offset by lower operating expenses driven by lower cost allocations from our technology and support service functions. In the year-to-date period, our GBM Other segment reported profit before tax was relatively flat as lower revenue was largely offset by lower operating expenses for the reasons discussed above.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest expense	$(106)	$(20)	$(86)	*
Other operating income	106	24	82	*
Total operating income	—	4	(4)	(100.0)
Expected credit losses	—	—	—	—
Net operating income	—	4	(4)	(100.0)
Operating expenses	36	115	(79)	(68.7)
Loss before tax	$(36)	$(111)	$75	67.6%

			Increase (Decrease)
Six Months Ended June 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest expense	$(213)	$(14)	$(199)	*
Other operating income	197	9	188	*
Total operating income (expense)	(16)	(5)	(11)	*
Expected credit losses	—	—	—	—
Net operating income (expense)	(16)	(5)	(11)	*
Operating expenses	68	181	(113)	(62.4)
Loss before tax	$(84)	$(186)	$102	54.8%

*Percentage change is greater than 100 percent.
Our CC segment reported a lower loss before tax during the three and six months ended June 30, 2023 due to higher other operating income and lower operating expenses, partially offset by higher net interest expense.
Net interest expense increased during the three and six months ended June 30, 2023 driven by a higher cost of funds reflecting the impact of higher market rates.
Other operating income increased during the three and six months ended June 30, 2023 due primarily to higher net funding credits associated with MSS trading activities which increased by $80 million and $168 million, respectively. Also contributing to the increase were favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes. These increases were partially offset by unfavorable movements related to the economic hedging of interest rate risk within our own debt.
Operating expenses decreased during the three and six months ended June 30, 2023 due primarily to the non-recurrence of allocated Costs to Achieve from HTSU and other HSBC affiliates, primarily support service project costs and severance costs, recorded during the prior year periods. Also contributing to the decrease were lower professional fees driven by lower attorney's fees.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2022 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2022 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2023.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2023	March 31, 2023	December 31, 2022
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$593	$569	$551
Consumer loans	12	19	33
Total loans	605	588	584
Securities held-to-maturity	—	—	—
Other financial assets measured at amortized cost(1)	—	—	—
Securities available-for-sale	—	—	—
Total allowance for credit losses	$605	$588	$584

Liability for off-balance sheet credit exposures	$143	$125	$117

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at June 30, 2023 increased $17 million or 3 percent as compared with March 31, 2023 and increased $21 million or 4 percent as compared with December 31, 2022 due to a higher loss estimate on our commercial loan portfolio, partially offset by a lower loss estimate on our consumer loan portfolio.
Our commercial allowance for credit losses at June 30, 2023 increased $24 million or 4 percent as compared with March 31, 2023 and increased $42 million or 8 percent as compared with December 31, 2022 driven by downgrades reflecting weakness in the financial condition of certain clients and, as compared with December 31, 2022, an increase in credit reserves for risk factors associated with large loan exposures. These increases were partially offset by improved economic forecasts and declines in credit reserves for risk factors associated with higher risk industry exposures, including commercial real estate.
Our consumer allowance for credit losses at June 30, 2023 decreased $7 million or 37 percent as compared with March 31, 2023 due primarily to a decline in credit reserves for risk factors associated with a change in New York State foreclosure law. As compared with December 31, 2022 our consumer allowance for credit losses decreased $21 million or 64 percent driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in New York State foreclosure law.
The liability for off-balance sheet credit exposures at June 30, 2023 increased $18 million or 14 percent as compared with March 31, 2023 and increased $26 million or 22 percent as compared with December 31, 2022 resulting from downgrades reflecting weakness in the financial condition of certain clients and, as compared with December 31, 2022, an increase in credit reserves for risk factors associated with large loan exposures.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	June 30, 2023		March 31, 2023		December 31, 2022
	(dollars are in millions)
Commercial:
Real estate, including construction	$146	12.4%	$172	13.3%	$200	13.4%
Business and corporate banking	295	27.9	264	27.7	230	27.1
Global banking	151	17.5	132	17.8	120	17.8
Other commercial	1	10.9	1	11.5	1	12.1
Total commercial	593	68.7	569	70.3	551	70.4
Consumer:
Residential mortgages	(13)	30.1	(2)	28.6	11	28.4
Home equity mortgages	7	.6	3	.6	2	.6
Credit cards	15	.3	15	.3	16	.4
Other consumer	3	.3	3	.2	4	.2
Total consumer	12	31.3	19	29.7	33	29.6
Total	$605	100.0%	$588	100.0%	$584	100.0%
The following table sets forth key ratios for the allowance for credit losses on loans:

	June 30, 2023	March 31, 2023	December 31, 2022
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.61%	1.48%	1.44%
Affiliates	—	—	—
Total commercial	1.49	1.36	1.32
Consumer:
Residential mortgages	(.07)	(.01)	.07
Home equity mortgages	1.92	.83	.54
Credit cards	7.61	7.58	7.51
Other consumer	2.48	2.29	2.82
Total consumer	.07	.11	.19
Total loans	1.04	.99	.98
Nonperforming loans:(1)(2)
Commercial	192%	219%	255%
Consumer	6	8	15
Total nonperforming loans	115	119	133

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 7, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three and six months ended June 30, 2023 and 2022.
The allowance for credit losses on loans as a percentage of total loans held for investment at June 30, 2023 increased as compared with both March 31, 2023 and December 31, 2022 due to the increase in our allowance for credit losses as discussed above and a decrease in total loans held for investment.

HSBC USA Inc.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at June 30, 2023 decreased as compared with both March 31, 2023 and December 31, 2022 as an increase in nonperforming loans as discussed further below in our commercial loan portfolio outpaced the increase in our allowance for credit losses for the reasons discussed above.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	June 30, 2023		March 31, 2023		December 31, 2022
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$335	.84%	$102	.24%	$126	.30%
Consumer:
Residential mortgages(1)(2)	122	.70	138	.81	141	.84
Home equity mortgages(1)(2)	3	.82	8	2.21	3	.81
Credit cards	4	2.03	4	2.02	3	1.41
Other consumer	2	1.65	2	1.53	3	2.11
Total consumer	131	.72	152	.86	150	.85
Total	$466	.80	$254	.43	$276	.46

(1)At June 30, 2023, March 31, 2023 and December 31, 2022, consumer mortgage loan delinquency includes $57 million, $63 million and $60 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	June 30, 2023		March 31, 2023		December 31, 2022
	Delinquent Loans	Delinquency Ratio	Delinquent Loan	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$9	.22%	$16	.39%	$9	.22%
ARM loans	69	.54	88	.70	85	.67
Our two-months-and-over contractual delinquency ratio increased 37 basis points and 34 basis points compared with March 31, 2023 and December 31, 2022, respectively, due primarily to higher dollars of delinquency in our commercial loan portfolio, partially offset by lower dollars of delinquency in our consumer loan portfolio.
Our commercial loan two-months-and-over contractual delinquency ratio increased 60 basis points and 54 basis points compared with March 31, 2023 and December 31, 2022, respectively, due primarily to higher dollars of delinquency driven by a few commercial real estate loans and a global banking loan which became 60 days past due. These increases were partially offset by collections, including as compared with December 31, 2022, the collections of a few large private banking loans in the first quarter.
Our consumer loan two-months-and-over contractual delinquency ratio decreased 14 basis points and 13 basis points compared with March 31, 2023 and December 31, 2022, respectively, due primarily to lower dollars of delinquency in residential mortgages reflecting collections. Also contributing to the decrease in the ratio were higher outstanding loan balances.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$—	$7,668	—%	$—	$8,404	—%	$—	$7,832	—%	$—	$8,290	—%
Business and corporate banking	—	16,470	—	1	15,942	.03	4	16,487	.05	7	15,336	.09
Global banking	—	10,226	—	—	12,148	—	—	10,276	—	9	11,664	.15
Other commercial	—	6,950	—	—	7,145	—	—	7,103	—	—	6,987	—
Total commercial	—	41,314	—	1	43,639	.01	4	41,698	.02	16	42,277	.08
Consumer:
Residential mortgages	(1)	17,169	(.02)	(2)	15,787	(.05)	2	17,028	.02	(3)	15,690	(.04)
Home equity mortgages	—	366	—	—	308	—	—	366	—	(1)	315	(.64)
Credit cards	1	196	2.04	(2)	197	(4.06)	2	197	2.03	(4)	182	(4.39)
Other consumer	1	117	3.42	(1)	48	(8.33)	1	127	1.57	(1)	55	(3.63)
Total consumer	1	17,848	.02	(5)	16,340	(.12)	5	17,718	.06	(9)	16,242	(.11)
Total	$1	$59,162	.01	$(4)	$59,979	(.03)	$9	$59,416	.03	$7	$58,519	.02
Our net charge-off ratio increased 4 basis points during the three months ended June 30, 2023 due to a higher level of net charge-offs in our consumer loan portfolio reflecting a modest level of net charge-offs in the current year period compared with a modest level of net recoveries in the prior year period.
In the year-to-date period, our net charge-off ratio increased 1 basis point as a higher level of net charge-offs in our consumer loan portfolio due in part to the impact of certain legacy mass market credit cards and other consumer loans which were transferred from held for sale back to held for investment in the fourth quarter of 2022 was largely offset by a lower level of net charge-offs in our commercial loan portfolio driven by the deterioration of a global banking loan in the prior year period.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	June 30, 2023		March 31, 2023		December 31, 2022
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$309	.78%	$260	.62%	$216	.52%
Consumer:
Residential mortgages(2)(3)(4)	204	1.17	219	1.29	213	1.26
Home equity mortgages(2)(3)	11	3.02	11	3.04	7	1.89
Credit cards	3	1.52	3	1.52	2	.94
Other consumer	—	—	—	—	1	.70
Total consumer	218	1.20	233	1.32	223	1.27
Total	$527	.91	$493	.83	$439	.74

Other real estate owned(5)	$2		$2		$2

(1)See Note 6, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At June 30, 2023, March 31, 2023 and December 31, 2022, total nonperforming loans include $4 million of accruing loans contractually 90 days or more past due.
(2)At June 30, 2023, March 31, 2023 and December 31, 2022, nonperforming consumer mortgage loans include $120 million, $123 million and $109 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes $1 million or less of commercial other real estate owned at June 30, 2023, March 31, 2023 and December 31, 2022.
Our nonperforming loans ratio increased 8 basis points and 17 basis points compared with March 31, 2023 and December 31, 2022, respectively, due primarily to higher nonperforming loans in our commercial loan portfolio, partially offset by lower nonperforming loans in our consumer loan portfolio.
Our commercial nonperforming loans ratio increased 16 basis points and 26 basis points compared with March 31, 2023 and December 31, 2022, respectively, due primarily to higher nonperforming loans driven by downgrades, including the downgrade of a corporate banking loan in the second quarter and, as compared with December 31, 2022, the downgrade of a commercial real estate loan in the first quarter. These increases were partially offset by paydowns and loan sales.
Our consumer nonperforming loans ratio decreased 12 basis points and 7 basis points compared with March 31, 2023 and December 31, 2022, respectively, due to lower nonperforming loans in residential mortgages reflecting collections and customers returning to accrual status. Also contributing to the decrease in the ratio were higher outstanding loan balances.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	June 30, 2023		December 31, 2022
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$8,303	$9,890	$8,415	$11,779
Real estate	5,601	1,637	6,198	1,909
Commercial and professional services	3,207	6,247	3,002	5,677
Consumer services	2,710	3,318	2,783	3,251
Retailing	2,178	5,019	2,285	5,779
Capital goods	2,017	7,141	2,167	6,076
Consumer durables and apparel	1,705	3,454	1,937	2,975
Technology hardware and equipment	1,394	5,755	1,265	6,530
Utilities	1,199	1,227	842	991
Software and services	1,196	4,546	1,726	4,356
Chemicals	1,182	4,617	1,367	4,109
Health care equipment and services	1,098	2,678	1,182	2,624
Energy	786	5,038	988	4,464
Banks	770	453	702	590
Food, beverage and tobacco	686	2,408	668	2,351
Food and staples retailing	580	1,435	628	1,457
Metals and mining	578	520	629	462
Semiconductors and semiconductor equipment	510	3,271	238	3,531
Pharmaceuticals, biotechnology and life science	362	4,405	398	5,313
Media and entertainment	325	731	315	693
Total commercial credit exposure in top 20 industries(1)	36,387	73,790	37,735	74,917
All other industries	357	8,115	525	7,969
Total commercial credit exposure(2)	$36,744	$81,905	$38,260	$82,886

(1)Based on utilization at June 30, 2023.
(2)Excludes commercial credit exposures with affiliates.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at June 30, 2023 and December 31, 2022 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
June 30, 2023
New York State	26.0%	31.1%
California	11.9	44.2
North Central United States	12.2	1.0
North Eastern United States, excluding New York State	5.1	7.9
Southern United States	37.4	10.2
Western United States, excluding California	7.4	5.6
Total	100.0%	100.0%
December 31, 2022
New York State	23.6%	31.6%
California	17.3	43.9
North Central United States	11.2	1.0
North Eastern United States, excluding New York State	4.4	7.8
Southern United States	36.3	10.1
Western United States, excluding California	7.2	5.6
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at June 30, 2023 and December 31, 2022. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2023	December 31, 2022
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$4,215	$4,063
ARM loans(1)	12,712	12,663

(1)During the remainder of 2023 and during 2024, approximately $176 million and $445 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in millions)
Closed end:
First lien	$17,452	$16,838
Second lien	15	16
Revolving(1)	349	354
Total	$17,816	$17,208

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

	June 30, 2023	December 31, 2022
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$11,289	$12,437
Less: collateral held against exposure	3,241	3,488
Net credit risk exposure	$8,048	$8,949

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
During the first half of 2023, three regional bank failures triggered turmoil throughout the banking industry as contagion fears spread. To date, we have not experienced any significant impact to our liquidity, deposits or funding capabilities as a result of this industry turmoil.

HSBC USA Inc.
Interest Bearing Deposits with Banks totaled $29,476 million and $17,744 million at June 30, 2023 and December 31, 2022, respectively, of which $29,278 million and $17,633 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $12,519 million and $23,085 million at June 30, 2023 and December 31, 2022, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $15,465 million and $16,285 million at June 30, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $39,687 million and $34,662 million at June 30, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $8,227 million and $5,945 million at June 30, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $121,636 million and $123,223 million at June 30, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $19,671 million at June 30, 2023 from $17,591 million at December 31, 2022. The following table presents the maturities of long-term debt at June 30, 2023:

(in millions)
2023	$1,461
2024	5,036
2025	6,112
2026	918
2027	1,139
Thereafter	5,005
Total	$19,671
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2023 and 2022:

Six Months Ended June 30,	2023	2022
	(in millions)
Long-term debt issued	$2,912	$2,845
Long-term debt repaid	(1,537)	(1,884)
Net long-term debt issued	$1,375	$961
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the six months ended June 30, 2023.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At June 30, 2023, we were authorized to issue up to $15,000 million, of which $4,016 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $11,969 million was available at June 30, 2023.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2023, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $13,559 million.
Preferred Equity  See Note 19, "Preferred Stock," in our 2022 Form 10-K for information regarding all outstanding preferred share issues.

HSBC USA Inc.
Common Equity  During the second quarter of 2023, HSBC USA received a common stock dividend of $1.0 billion from its subsidiary, HSBC Bank USA, and paid a dividend on its common stock of $1.0 billion from retained earnings to its parent, HSBC North America.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Common equity Tier 1 capital to risk-weighted assets	13.2%	13.5%
Tier 1 capital to risk-weighted assets	13.4	13.8
Total capital to risk-weighted assets	15.8	16.1
Tier 1 leverage ratio(1)	8.1	8.5

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
Regulatory Developments On July 27, 2023, U.S. banking regulators proposed changes to the regulatory capital rules applicable to U.S. banks, BHCs and IHCs with total consolidated assets of $100 billion or more. These changes are intended to be broadly consistent with revisions to Basel III finalized by the Basel Committee on Banking Supervision in 2017. The U.S. proposal would end the use of internal models for credit risk, credit valuation adjustments, and operational risk, create an expanded risk-based credit capital approach in addition to retaining a modified version of the current standardized approach, and make changes to the modeling requirements for market risk. These proposals are subject to a public comment period through at least November 30, 2023, and would not be effective until July 1, 2025. Certain aspects of the proposal would be subject to a three-year phase-in period. We are analyzing the proposed changes, including the timing of implementation, to determine the potential effects on capital requirements. Based on the foregoing, we expect an increase in the capital requirements of HSBC North America, HSBC USA and HSBC Bank USA during the phase-in period and thereafter.
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

HSBC USA Inc.
detail regarding the FRB's supervisory assessment as part of the CCAR process, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2022 Form 10-K.
HSBC North America submitted its 2023 CCAR capital plan in April 2023. As discussed above, HSBC North America is subject to supervisory stress testing on a biennial basis and, therefore, did not participate in the FRB's 2023 supervisory stress test. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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
2023 Funding Strategy  Our current estimate for funding needs and sources for 2023 are summarized in the following table:

	Actual January 1 through June 30, 2023	Estimated July 1 through December 31, 2023	Estimated Full Year 2023
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$(1)	$4	$3
Net change in short-term investments and securities	6	(2)	4
Net change in trading and other assets	(3)	1	(2)
Total funding needs	$2	$3	$5
Increase (decrease) in funding sources:
Net change in deposits	$(2)	$5	$3
Net change in trading and other short-term liabilities	2	—	2
Net change in long-term debt	2	(2)	—
Total funding sources	$2	$3	$5
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At June 30, 2023 and December 31, 2022, we had commitments to extend credit totaling $89.2 billion and $88.8 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at June 30, 2023 and December 31, 2022, see Note 18, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, non-exchange-traded derivative contracts, asset-backed securities, obligations of U.S. states and political subdivisions, corporate debt securities, certain foreign government-backed debt, preferred securities, securities purchased and sold under resale and repurchase agreements, precious metals, certain loans held for sale, certain student loans, residential mortgage loans whose carrying amount was reduced based on the fair value of the underlying collateral, real estate owned and certain client share repurchase transactions as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. We have established a process to understand the methodologies and inputs used by the third party pricing services to ensure that pricing information meets the fair value objective and, where appropriate, this pricing data is back-tested to market trade executions. Where significant differences arise among the independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2023 and December 31, 2022, our Level 3 measurements included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(dollars are in millions)
Level 3 assets(1)(2)	$463	$322
Total assets measured at fair value(1)(3)	64,412	68,441
Level 3 liabilities(1)	2,768	3,365
Total liabilities measured at fair value(1)	29,138	30,414
Level 3 assets as a percent of total assets measured at fair value	0.7%	0.5%
Level 3 liabilities as a percent of total liabilities measured at fair value	9.5%	11.1%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $313 million of recurring Level 3 assets and $150 million of non-recurring Level 3 assets at June 30, 2023. Includes $270 million of recurring Level 3 assets and $52 million of non-recurring Level 3 assets at December 31, 2022.
(3)Includes $63,574 million of assets measured on a recurring basis and $838 million of assets measured on a non-recurring basis at June 30, 2023. Includes $68,276 million of assets measured on a recurring basis and $165 million of assets measured on a non-recurring basis at December 31, 2022.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2023 and 2022 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $32 million or a decrease of the overall fair value measurement of approximately $67 million at June 30, 2023. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes and swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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

HSBC USA Inc.
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
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first half of 2023, the future economic environment remained uncertain amidst high inflation, rising interest rates and the expectation for slowing future economic growth. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2022 Form 10-K for a more complete discussion of our approach to credit risk.
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
HSBC North America and HSBC Bank USA are subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and are required to report their LCR to U.S. regulators on a daily basis. During the six months ended June 30, 2023, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion and their depository institution subsidiaries. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America and HSBC Bank USA are also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. At both June 30, 2023 and December 31, 2022, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion and their depository institution subsidiaries. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of funding for assets and off-balance sheet exposures. In addition, under the U.K. Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both June 30, 2023 and December 31, 2022. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2023:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A1	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2023, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade. In July 2023, Moody's placed on review for downgrade the long-term debt ratings of HSBC USA reflecting the decrease in loss absorbing capacity debt outstanding at HSBC North America.
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

HSBC USA Inc.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both June 30, 2023 and December 31, 2022, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.
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

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on July 1, 2023 and January 1, 2023, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$5	—%	$34	1%
Resulting from a gradual 100 basis point decrease in the yield curve	(26)	(1)	(43)	(2)
Other significant scenarios monitored (reflects projected rate movements on July 1, 2023 and January 1, 2023, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	22	1	66	2
Resulting from an immediate 100 basis point decrease in the yield curve	(18)	(1)	(60)	(2)
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
The following table summarizes our non-trading VaR for the six months ended June 30, 2023 and at December 31, 2022:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At June 30, 2023	$81	$60	$(49)	$92

Six Months Ended June 30, 2023
Average	62	61	(41)	82
Maximum	81	79		101
Minimum	51	50		61

At December 31, 2022	$51	$65	$(34)	$82

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

HSBC USA Inc.
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
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the six months ended June 30, 2023 and at December 31, 2022:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At June 30, 2023	$1	$1	$7	$(1)	$8

Six Months Ended June 30, 2023
Average	—	3	5	(3)	5
Maximum	1	7	8		8
Minimum	—	1	3		3

At December 31, 2022	$—	$4	$6	$(2)	$8

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
During the six months ended June 30, 2023, we experienced no loss back-testing exceptions.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2023 included fees of $6 million and $13 million, respectively, compared with fees of $9 million and $22 million during the three and six months ended June 30, 2022, respectively.

Three Months Ended June 30,	2023			2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$32,325	$271	3.36%	$45,655	$97	.85%
Federal funds sold and securities purchased under resale agreements	8,268	145	7.03	2,997	13	1.74
Trading securities	13,443	60	1.79	13,006	55	1.70
Securities	39,025	368	3.78	36,918	169	1.84
Loans:
Commercial	41,897	706	6.76	44,028	309	2.82
Consumer:
Residential mortgages	17,171	143	3.34	16,378	118	2.89
Home equity mortgages	366	6	6.58	354	3	3.40
Credit cards	196	4	8.19	213	4	7.53
Other consumer	117	2	6.86	153	3	7.86
Total consumer	17,850	155	3.48	17,098	128	3.00
Total loans	59,747	861	5.78	61,126	437	2.87
Other	1,771	18	4.08	2,414	12	1.99
Total interest earning assets	$154,579	$1,723	4.47%	$162,116	$783	1.94%
Allowance for credit losses	(599)			(467)
Cash and due from banks	921			961
Other assets	11,243			11,055
Total assets	$166,144			$173,665
Liabilities and Equity:
Domestic deposits:
Savings deposits	$48,234	$312	2.59%	$56,278	$40	.29%
Time deposits	16,804	241	5.75	9,653	45	1.87
Other interest bearing deposits	20,814	265	5.11	20,787	45	.87
Foreign deposits	5,869	51	3.49	6,387	5	.31
Total interest bearing deposits	91,721	869	3.80	93,105	135	.58
Short-term borrowings:
Securities sold under repurchase agreements	456	44	38.70	1,910	8	1.68
Commercial paper	5,343	70	5.25	4,242	12	1.13
Other short-term borrowings	907	6	2.65	294	1	1.36
Total short-term borrowings	6,706	120	7.18	6,446	21	1.31
Long-term debt	19,697	290	5.91	15,684	89	2.28
Total interest bearing debt	118,124	1,279	4.34	115,235	245	.85
Tax liabilities and other	1,232	10	3.26	953	6	2.53
Total interest bearing liabilities	$119,356	$1,289	4.33%	$116,188	$251	.87%
Net interest income/Interest rate spread		$434	.14%		$532	1.07%
Noninterest bearing deposits	28,111			36,164
Other liabilities	5,972			5,516
Total equity	12,705			15,797
Total liabilities and equity	$166,144			$173,665
Net interest margin on average earning assets			1.13%			1.32%

HSBC USA Inc.

Six Months Ended June 30,	2023			2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$33,319	$540	3.27%	$49,026	$122	.50%
Federal funds sold and securities purchased under resale agreements	8,794	286	6.56	2,882	15	1.05
Trading securities	13,099	109	1.68	14,526	118	1.64
Securities	37,100	691	3.76	38,429	310	1.63
Loans:
Commercial	42,194	1,363	6.51	42,658	547	2.59
Consumer:
Residential mortgages	17,031	277	3.28	17,053	244	2.89
Home equity mortgages	366	12	6.61	428	6	2.83
Credit cards	197	8	8.19	250	10	8.07
Other consumer	127	4	6.35	182	6	6.65
Total consumer	17,721	301	3.43	17,913	266	2.99
Total loans	59,915	1,664	5.60	60,571	813	2.71
Other	1,869	37	3.99	2,314	17	1.48
Total interest earning assets	$154,096	$3,327	4.35%	$167,748	$1,395	1.68%
Allowance for credit losses	(593)			(458)
Cash and due from banks	932			956
Other assets	11,761			10,489
Total assets	$166,196			$178,735
Liabilities and Equity:
Domestic deposits:
Savings deposits	$48,767	$574	2.37%	$58,475	$61	.21%
Time deposits	16,496	456	5.57	9,165	64	1.41
Other interest bearing deposits	20,613	498	4.87	20,310	60	.60
Foreign deposits	5,975	97	3.27	6,187	6	.20
Deposits held for sale	—	—	—	1,958	2	.21
Total interest bearing deposits	91,851	1,625	3.57	96,095	193	.41
Short-term borrowings:
Securities sold under repurchase agreements	440	82	37.58	2,242	9	.81
Commercial paper	5,323	131	4.96	3,978	16	.81
Other short-term borrowings	650	7	2.17	274	1	.74
Total short-term borrowings	6,413	220	6.92	6,494	26	.81
Long-term debt	19,003	546	5.79	16,065	157	1.97
Total interest bearing debt	117,267	2,391	4.11	118,654	376	.64
Tax liabilities and other	1,082	19	3.54	1,005	10	2.01
Total interest bearing liabilities	$118,349	$2,410	4.11%	$119,659	$386	.65%
Net interest income/Interest rate spread		$917	.24%		$1,009	1.03%
Noninterest bearing deposits	29,177			37,978
Other liabilities	6,138			4,815
Total equity	12,532			16,283
Total liabilities and equity	$166,196			$178,735
Net interest margin on average earning assets			1.20%			1.21%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the second quarter of 2023 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the second quarter of 2023, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the second quarter of 2023, was approximately $564.
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
Other activity The HSBC Group has one non-Iranian insurance company customer in the Middle East that, during the second quarter of 2023, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has one corporate customer in the Middle East that received one low-value local currency domestic check from an insurance company that is owned by the Government of Iran in the second quarter of 2023. The HSBC Group processed the check from the insurance company to its customer.
The HSBC Group has individual customers in Europe that, during the second quarter of 2023, made small local currency domestic payments to an Iranian embassy. The HSBC Group processed these payments from its customers to the Iranian embassy.
The HSBC Group has corporate customers in Europe that, during the second quarter of 2023, made local currency domestic payments to, or received such payments from, an Iranian embassy. These customers are engaged in activities that require consular services provided by the embassy or provide goods and services that support the conduct of the official business of the embassy. The HSBC Group processed these payments to and from the Iranian embassy for HSBC Group customers.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2023.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2023. There was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2023 relating to these frozen accounts.

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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three and six months ended June 30, 2023 and 2022, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (iii) the Consolidated Balance Sheet at June 30, 2023 and December 31, 2022, (iv) the Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2023 and 2022, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 1, 2023

HSBC USA INC.

By:	/s/ KAVITA MAHTANI
Kavita Mahtani
Senior Executive Vice President and
Chief Financial Officer