Form 10-Q
period 2023-09-30
HSBC USA INC /MD/
filed 2023-10-30
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of October 27, 2023, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Interest income:
Loans	$887	$555	$2,551	$1,368
Securities	414	203	1,105	513
Trading securities	72	53	181	171
Short-term investments	398	266	1,224	403
Other	21	15	58	32
Total interest income	1,792	1,092	5,119	2,487
Interest expense:
Deposits	971	343	2,596	536
Short-term borrowings	139	51	359	77
Long-term debt	297	144	843	301
Other	13	11	32	21
Total interest expense	1,420	549	3,830	935
Net interest income	372	543	1,289	1,552
Provision for credit losses	(8)	25	48	105
Net interest income after provision for credit losses	380	518	1,241	1,447
Other revenues:
Credit card fees, net	13	10	36	37
Trust and investment management fees	33	39	96	99
Other fees and commissions	170	136	475	474
Trading revenue	277	163	730	296
Other securities gains, net	—	1	3	30
Servicing and other fees from HSBC affiliates	87	77	238	265
Gain (loss) on instruments designated at fair value and related derivatives	(9)	(29)	(29)	(4)
Gain on sale of branch disposal group, net	—	2	—	113
Other income (loss)	(54)	(45)	(131)	(127)
Total other revenues	517	354	1,418	1,183
Operating expenses:
Salaries and employee benefits	134	137	393	429
Support services from HSBC affiliates	426	419	1,235	1,256
Occupancy expense, net	19	17	59	47
Other expenses	79	75	247	295
Total operating expenses	658	648	1,934	2,027
Income before income tax	239	224	725	603
Income tax expense	57	63	175	151
Net income	$182	$161	$550	$452

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net income	$182	$161	$550	$452
Net change in unrealized gains (losses), net of tax:
Investment securities	(346)	(611)	(205)	(2,228)
Fair value option liabilities attributable to our own credit spread	(8)	24	(9)	104
Derivatives designated as cash flow hedges	60	(80)	109	(294)
Pension and post-retirement benefit plans	(1)	—	(1)	—
Total other comprehensive loss	(295)	(667)	(106)	(2,418)
Comprehensive income (loss)	$(113)	$(506)	$444	$(1,966)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2023	December 31, 2022
	(in millions, except share data)
Assets(1)
Cash and due from banks	$784	$1,004
Interest bearing deposits with banks	30,826	17,744
Federal funds sold and securities purchased under agreements to resell	7,749	23,085
Trading assets (includes $2.0 billion and $1.3 billion pledged to creditors at September 30, 2023 and December 31, 2022, respectively)	20,378	21,730
Securities available-for-sale (includes amortized cost of $28.3 billion and $30.3 billion at September 30, 2023 and December 31, 2022, respectively, an allowance for credit losses of nil at both September 30, 2023 and December 31, 2022, and $179 million and $55 million pledged to creditors at September 30, 2023 and December 31, 2022, respectively)	25,000	27,345
Securities held-to-maturity, net of allowance for credit losses of nil at both September 30, 2023 and December 31, 2022 (fair value of $12.9 billion and $6.9 billion at September 30, 2023 and December 31, 2022, respectively)	13,976	7,317
Loans (includes $16 million and $20 million designated under fair value option at September 30, 2023 and December 31, 2022, respectively)	57,592	59,380
Less – allowance for credit losses	576	584
Loans, net	57,016	58,796
Loans held for sale (includes $304 million and $237 million designated under fair value option at September 30, 2023 and December 31, 2022, respectively)	850	354
Properties and equipment, net	39	68
Goodwill	458	458
Other assets, net of allowance for credit losses of nil at both September 30, 2023 and December 31, 2022 (includes nil and $325 million designated under fair value option at September 30, 2023 and December 31, 2022, respectively)	7,281	6,754
Total assets	$164,357	$164,655
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$23,013	$29,660
Interest bearing (includes $1.5 billion and $1.6 billion designated under fair value option at September 30, 2023 and December 31, 2022, respectively)	91,052	86,469
Foreign deposits - interest bearing	5,863	7,094
Total deposits	119,928	123,223
Short-term borrowings	8,034	5,945
Long-term debt (includes $8.0 billion and $8.4 billion designated under fair value option at September 30, 2023 and December 31, 2022, respectively)	18,421	17,591
Total debt	146,383	146,759
Trading liabilities	3,308	2,803
Interest, taxes and other liabilities (includes nil and $325 million designated under fair value option at September 30, 2023 and December 31, 2022, respectively)	3,116	2,980
Total liabilities	152,807	152,542
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding at both September 30, 2023 and December 31, 2022)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both September 30, 2023 and December 31, 2022)	—	—
Additional paid-in capital	12,741	12,740
Retained earnings	1,225	1,683
Accumulated other comprehensive loss	(2,681)	(2,575)
Total common equity	11,285	11,848
Total equity	11,550	12,113
Total liabilities and equity	$164,357	$164,655

HSBC USA Inc.
(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at September 30, 2023 and December 31, 2022. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

	September 30, 2023	December 31, 2022
	(in millions)
Assets
Loans, net	$183	$162
Other assets	38	44
Total assets	$221	$206
Liabilities
Interest, taxes and other liabilities	$37	$22
Total liabilities	$37	$22

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30,	2023	2022
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,735	14,737
Return of capital to parent	—	(1,000)
Gain on transfer of certain precious metals trading and financing activities to an affiliate, net of tax	8	—
Employee benefit plans	(2)	2
Balance at end of period	12,741	13,739
Retained earnings
Balance at beginning of period	1,043	1,465
Net income	182	161
Balance at end of period	1,225	1,626
Accumulated other comprehensive loss
Balance at beginning of period	(2,386)	(1,930)
Other comprehensive loss, net of tax	(295)	(667)
Balance at end of period	(2,681)	(2,597)
Total common equity	11,285	12,768
Total equity	$11,550	$14,033

Nine Months Ended September 30,	2023	2022
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,740	14,742
Return of capital to parent	—	(1,000)
Gain on transfer of certain precious metals trading and financing activities to an affiliate, net of tax	8	—
Employee benefit plans	(7)	(3)
Balance at end of period	12,741	13,739
Retained earnings
Balance at beginning of period	1,683	1,212
Net income	550	452
Cash dividends declared on preferred stock	(8)	(38)
Cash dividends declared on common stock	(1,000)	—
Balance at end of period	1,225	1,626
Accumulated other comprehensive loss
Balance at beginning of period	(2,575)	(179)
Other comprehensive loss, net of tax	(106)	(2,418)
Balance at end of period	(2,681)	(2,597)
Total common equity	11,285	12,768
Total equity	$11,550	$14,033

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2023	2022
	(in millions)
Cash flows from operating activities
Net income	$550	$452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19	104
Gain on sale of branch disposal group, net	—	(113)
Provision for credit losses	48	105
Net realized gains on securities available-for-sale	(3)	(30)
Net change in other assets and liabilities	704	(382)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(338)	(1,628)
Sales and collections of loans held for sale	284	1,615
Net change in trading assets and liabilities	1,857	4,778
Lower of amortized cost or fair value adjustments on loans held for sale	31	21
Loss on instruments designated at fair value and related derivatives	29	4
Net cash provided by operating activities	3,181	4,926
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	15,336	(19,311)
Securities available-for-sale:
Purchases of securities available-for-sale	(3,293)	(4,185)
Proceeds from sales of securities available-for-sale	681	1,343
Proceeds from paydowns and maturities of securities available-for-sale	3,954	4,696
Securities held-to-maturity:
Purchases of securities held-to-maturity	(7,267)	(2,714)
Proceeds from paydowns and maturities of securities held-to-maturity	641	1,249
Change in loans:
Collections, net of originations	790	(5,675)
Loans sold to third parties	547	1,222
Net cash provided by (used for) sales (acquisitions) of properties and equipment	1	(23)
Cash received on transfer of certain precious metals trading and financing activities to an affiliate	10	—
Net outflow related to the sale of branch disposal group	—	(4,619)
Other, net	(35)	(19)
Net cash provided by (used in) investing activities	11,365	(28,036)
Cash flows from financing activities
Net change in deposits	(3,227)	(10,767)
Debt:
Net change in short-term borrowings	2,089	198
Issuance of long-term debt	3,471	3,791
Repayment of long-term debt	(3,002)	(2,569)
Return of capital to parent	—	(1,000)
Other decreases in capital surplus	(7)	(3)
Dividends paid	(1,008)	(38)
Net cash used in financing activities	(1,684)	(10,388)
Net change in cash and due from banks and interest bearing deposits with banks	12,862	(33,498)
Cash and due from banks and interest bearing deposits with banks at beginning of period	18,748	48,412
Cash and due from banks and interest bearing deposits with banks at end of period	$31,610	$14,914

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	12	Accumulated Other Comprehensive Loss	45
2	Strategic Initiatives	10	13	Fee Income from Contracts with Customers	47
3	Sale of Certain Branch Assets and Liabilities	11	14	Related Party Transactions	48
4	Trading Assets and Liabilities	11	15	Business Segments	50
5	Securities	12	16	Retained Earnings and Regulatory Capital Requirements	54
6	Loans	16	17	Variable Interest Entities	55
7	Allowance for Credit Losses	31	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	57
8	Loans Held for Sale	34	19	Fair Value Measurements	62
9	Goodwill	35	20	Litigation and Regulatory Matters	78
10	Derivative Financial Instruments	36	21	New Accounting Pronouncements	79
11	Fair Value Option	42

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
In May 2023, the Federal Deposit Insurance Corporation ("FDIC") issued a proposed rule that would impose a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. The special assessment would be based on an insured depository institution's estimated uninsured deposits reported as of December 31, 2022 and would be collected over eight quarterly assessment periods beginning with the first quarter of 2024. If finalized as proposed, the special assessment is expected to result in approximately $230 million of additional deposit insurance assessment fees for HUSI, which will be accrued once the rule becomes final, which is expected to occur in the fourth quarter. Because the estimated loss to the Deposit Insurance Fund will be periodically adjusted as actual losses are incurred, the FDIC would retain the ability to cease collection early or extend the special assessment collection period, as needed.

HSBC USA Inc.
2. Strategic Initiatives

As discussed in our 2022 Form 10-K, we completed our strategic plan to restructure our operations ("Restructuring Plan") over the three-year period of 2020-2022 and will no longer incur costs related to this plan. During the three and nine months ended September 30, 2022, we recorded $41 million and $113 million, respectively, of pre-tax charges in connection with our Restructuring Plan.
The following table summarizes the changes in the liability associated with our Restructuring Plan during the three and nine months ended September 30, 2022:

	Severance and Other Employee Costs(1)	Lease Termination and Associated Costs(2)	Other(3)	Total
	(in millions)
Three Months Ended September 30, 2022
Restructuring liability at beginning of period	$2	$34	$—	$36
Restructuring costs accrued during the period	4	3	5	12
Restructuring costs paid during the period	(2)	(11)	(5)	(18)
Restructuring liability at end of period	$4	$26	$—	$30

Nine Months Ended September 30, 2022
Restructuring liability at beginning of period	$10	$46	$—	$56
Restructuring costs accrued during the period	8	3	23	34
Restructuring costs paid during the period	(14)	(23)	(23)	(60)
Restructuring liability at end of period(4)	$4	$26	$—	$30

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
(4)At September 30, 2023, our remaining liability associated with our Restructuring Plan totaled $19 million.
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
Our Restructuring Plan also resulted in costs being allocated to us from HTSU, primarily support service project costs and severance costs, which are reflected in support services from HSBC affiliates in the consolidated statement of income. During the three and nine months ended September 30, 2022, we recorded $25 million and $78 million, respectively, of allocated costs from HTSU related to restructuring activities. These costs were reported in the Corporate Center business segment.
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

4.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Trading assets:
U.S. Treasury	$2,893	$1,670
U.S. Government sponsored enterprises	754	369
Foreign bonds	2,766	6,391
Equity securities	11,217	7,855
Precious metals(1)	1,334	3,831
Derivatives, net	1,414	1,614
Total trading assets	$20,378	$21,730
Trading liabilities:
Securities sold, not yet purchased	$1,228	$837
Payables for precious metals	111	—
Derivatives, net	1,969	1,966
Total trading liabilities	$3,308	$2,803

(1)The decrease in precious metals at September 30, 2023 includes the impact of the transfer of a portion of' our precious metals inventory with a fair value of approximately $0.9 billion to HSBC Bank plc during the third quarter of 2023. See Note 14, "Related Party Transactions," for additional information.
At September 30, 2023 and December 31, 2022, the fair value of derivatives included in trading assets is net of $3,830 million and $2,653 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2023 and December 31, 2022, the fair value of derivatives included in trading liabilities is net of $1,780 million and $1,180 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 10, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $41 million and $111 million during the three and nine months ended September 30, 2023, respectively, compared with $40 million and $130 million during the three and nine months ended September 30, 2022, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
5. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

September 30, 2023	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,026	$—	$28	$(206)	$6,848
U.S. Government sponsored enterprises:
Mortgage-backed securities	6,167	—	—	(1,203)	4,964
Collateralized mortgage obligations	1,457	—	—	(370)	1,087
Direct agency obligations	1,677	—	1	(51)	1,627
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	6,770	—	—	(802)	5,968
Collateralized mortgage obligations	2,923	—	—	(639)	2,284
Direct agency obligations	200	—	4	(2)	202
Asset-backed securities collateralized by:
Home equity	13	—	—	(1)	12
Other	104	—	—	(15)	89
Foreign debt securities(1)	1,923	—	1	(5)	1,919
Total available-for-sale securities	$28,260	$—	$34	$(3,294)	$25,000
Securities held-to-maturity:
U.S. Treasury	$1,907	$—	$—	$(90)	$1,817
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,086	—	—	(118)	968
Collateralized mortgage obligations	311	—	1	(22)	290
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	8,861	—	—	(601)	8,260
Collateralized mortgage obligations	1,806	—	—	(209)	1,597
Obligations of U.S. states and political subdivisions	4	—	—	—	4
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$13,976	$—	$1	$(1,040)	$12,937

HSBC USA Inc.

December 31, 2022	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,662	$—	$32	$(242)	$7,452
U.S. Government sponsored enterprises:
Mortgage-backed securities	6,537	—	—	(1,024)	5,513
Collateralized mortgage obligations	1,549	—	—	(323)	1,226
Direct agency obligations	1,807	—	1	(71)	1,737
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,477	—	—	(772)	6,705
Collateralized mortgage obligations	3,163	—	—	(567)	2,596
Direct agency obligations	165	—	1	(4)	162
Asset-backed securities collateralized by:
Home equity	16	—	—	(1)	15
Other	105	—	—	(12)	93
Foreign debt securities(1)	1,854	—	1	(9)	1,846
Total available-for-sale securities	$30,335	$—	$35	$(3,025)	$27,345
Securities held-to-maturity:
U.S. Treasury	$873	$—	$—	$(15)	$858
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,146	$—	$—	$(80)	$1,066
Collateralized mortgage obligations	358	—	3	(19)	342
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,895	—	—	(177)	2,718
Collateralized mortgage obligations	2,039	—	—	(167)	1,872
Obligations of U.S. states and political subdivisions	5	—	—	—	5
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$7,317	$—	$3	$(458)	$6,862

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
At both September 30, 2023 and December 31, 2022, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at September 30, 2023 and December 31, 2022 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At September 30, 2023
U.S. Treasury	1	$—	$196	41	$(206)	$4,566
U.S. Government sponsored enterprises	3	(3)	360	295	(1,621)	7,256
U.S. Government agency issued or guaranteed	1	—	—	161	(1,443)	8,346
Asset-backed securities	—	—	—	6	(16)	102
Foreign debt securities	9	(1)	817	4	(4)	181
Securities available-for-sale	14	$(4)	$1,373	507	$(3,290)	$20,451
At December 31, 2022
U.S. Treasury	22	$(105)	$2,800	19	$(137)	$2,013
U.S. Government sponsored enterprises	233	(316)	3,270	79	(1,102)	4,959
U.S. Government agency issued or guaranteed	107	(534)	4,547	55	(809)	4,856
Asset-backed securities	3	(1)	14	3	(12)	92
Foreign debt securities	4	(1)	337	3	(8)	286
Securities available-for-sale	369	$(957)	$10,968	159	$(2,068)	$12,206
Gross unrealized losses increased as compared with December 31, 2022 due primarily to increasing market rates on U.S. Government sponsored mortgage-backed and U.S. Government agency mortgage-backed securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At September 30, 2023, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both September 30, 2023 and December 31, 2022, the allowance for credit losses on securities held-to-maturity was nil.
At September 30, 2023 and December 31, 2022, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as

HSBC USA Inc.
the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At September 30, 2023 and December 31, 2022, all of our securities held-to-maturity were investment grade.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Gross realized gains	$—	$1	$3	$31
Gross realized losses	—	—	—	(1)
Net realized gains	$—	$1	$3	$30
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2023 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at September 30, 2023, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2023.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$3,798	1.65%	$600	1.60%	$2,628	3.03%
U.S. Government sponsored enterprises	340	.89	1,519	2.10	1,326	2.26	6,116	1.78
U.S. Government agency issued or guaranteed	—	—	68	3.21	2	6.34	9,823	2.91
Asset-backed securities	—	—	56	4.32	48	3.92	13	5.75
Foreign debt securities	1,046	(.07)	877	4.27	—	—	—	—
Total amortized cost	$1,386	.17%	$6,318	2.16%	$1,976	2.11%	$18,580	2.56%
Total fair value	$1,371		$6,171		$1,844		$15,614
Held-to-maturity:
U.S. Treasury	$—	—%	$957	3.74%	$950	3.72%	$—	—%
U.S. Government sponsored enterprises	—	—	91	2.40	871	3.40	435	2.95
U.S. Government agency issued or guaranteed	—	—	1	6.94	12	6.09	10,654	4.35
Obligations of U.S. states and political subdivisions	—	—	4	3.01	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	1	7.74
Total amortized cost	$—	—%	$1,053	3.63%	$1,833	3.58%	$11,090	4.29%
Total fair value	$—		$1,013		$1,690		$10,234
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Equity securities carried at fair value	$267	$267
Equity securities without readily determinable fair values	16	15
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the nine months ended September 30, 2023, we determined that certain equity

HSBC USA Inc.
securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $4 million as a component of other income (loss) in the consolidated statement of income compared with recording an impairment loss of $3 million during the nine months ended September 30, 2022.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $437 million, respectively, at September 30, 2023 and $95 million and $498 million, respectively, at December 31, 2022. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

6. Loans

Loans consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Commercial loans:
Real estate, including construction	$6,905	$7,963
Business and corporate banking	15,767	16,075
Global banking(1)	9,949	10,578
Other commercial:
Affiliates(2)	2,891	3,557
Other	3,437	3,644
Total other commercial	6,328	7,201
Total commercial	38,949	41,817
Consumer loans:
Residential mortgages	17,966	16,838
Home equity mortgages	373	370
Credit cards	196	213
Other consumer(3)	108	142
Total consumer	18,643	17,563
Total loans	$57,592	$59,380

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
(3)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $16 million and $20 million at September 30, 2023 and December 31, 2022, respectively. See Note 11, "Fair Value Option," for further details.
Net deferred origination costs totaled $9 million and $14 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, we had a net unamortized discount on our loans of $9 million and $10 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at September 30, 2023 and December 31, 2022. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At September 30, 2023
Commercial loans:
Real estate, including construction	$—	$209	$209	$6,696	$6,905
Business and corporate banking	5	1	6	15,761	15,767
Global banking	—	2	2	9,947	9,949
Other commercial	377	3	380	5,948	6,328
Total commercial	382	215	597	38,352	38,949
Consumer loans:
Residential mortgages	147	100	247	17,719	17,966
Home equity mortgages	3	3	6	367	373
Credit cards	2	2	4	192	196
Other consumer	2	2	4	104	108
Total consumer	154	107	261	18,382	18,643
Total loans	$536	$322	$858	$56,734	$57,592
At December 31, 2022
Commercial loans:
Real estate, including construction	$27	$1	$28	$7,935	$7,963
Business and corporate banking	13	23	36	16,039	16,075
Global banking	—	8	8	10,570	10,578
Other commercial	464	—	464	6,737	7,201
Total commercial	504	32	536	41,281	41,817
Consumer loans:
Residential mortgages	180	105	285	16,553	16,838
Home equity mortgages	2	3	5	365	370
Credit cards	2	2	4	209	213
Other consumer	2	1	3	139	142
Total consumer	186	111	297	17,266	17,563
Total loans	$690	$143	$833	$58,547	$59,380

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At September 30, 2023
Commercial loans:
Real estate, including construction	$210	$—	$41
Business and corporate banking	111	1	13
Global banking	50	—	35
Other commercial	3	—	3
Total commercial	374	1	92
Consumer loans:
Residential mortgages(1)(2)(3)	206	—	88
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	2	—
Total consumer	212	2	93
Total nonperforming loans	$586	$3	$185
At December 31, 2022
Commercial loans:
Real estate, including construction	$45	$—	$43
Business and corporate banking	116	1	62
Global banking	54	—	40
Total commercial	215	1	145
Consumer loans:
Residential mortgages(1)(2)(3)	213	—	79
Home equity mortgages(1)(2)	7	—	5
Credit cards	—	2	—
Other consumer	—	1	—
Total consumer	220	3	84
Total nonperforming loans	$435	$4	$229

(1)At September 30, 2023 and December 31, 2022, nonaccrual consumer mortgage loans include $119 million and $109 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled nil and $3 million during the three and nine months ended September 30, 2023, respectively, compared with $3 million and $8 million during the three and nine months ended September 30, 2022, respectively.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180

HSBC USA Inc.
days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At September 30, 2023 and December 31, 2022, we had collateral-dependent residential mortgage loans totaling $270 million and $249 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is established on an individual basis ("individually assessed") based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At September 30, 2023 and December 31, 2022, we had collateral-dependent commercial loans totaling $242 million and $130 million, respectively.
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
The following table presents information about loan payment modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 by type of modification, including the period-end carrying value and as a percentage of total loans:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended September 30, 2023
Commercial loans:
Real estate, including construction	$—	$—	$2	$—	$2	.0%
Business and corporate banking(2)	—	—	53	—	53	.3
Total commercial	—	—	55	—	55	.1
Consumer loans:
Residential mortgages(3)	—	—	2	—	2	.0
Total consumer	—	—	2	—	2	.0
Total	$—	$—	$57	$—	$57	.1

HSBC USA Inc.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Nine Months Ended September 30, 2023
Commercial loans:
Real estate, including construction	$—	$—	$172	$—	$172	2.5%
Business and corporate banking(2)	—	—	128	—	128	.8
Global banking	—	—	5	—	5	.1
Total commercial	—	—	305	—	305	.8
Consumer loans:
Residential mortgages(3)	—	—	10	1	11	.1
Total consumer	—	—	10	1	11	.1
Total	$—	$—	$315	$1	$316	.5

(1)Represents loans with more than one type of payment modification during the period.
(2)Not included in the table during the three and nine months ended September 30, 2023 was a $32 million corporate banking loan that was provided with a term extension in August, but was subsequently charged-off by the end of the third quarter.
(3)During the three and nine months ended September 30, 2023, the carrying value of consumer mortgage loans with a payment modification included $2 million and $10 million, respectively, of loans that were recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
At September 30, 2023, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the nine months ended September 30, 2023 totaled $90 million.
The following table summarizes the financial effect of loan payment modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Three Months Ended September 30, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.2
Business and corporate banking	—	—	1.1
Consumer loans:
Residential mortgages	—	—	0.8

Nine Months Ended September 30, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.4
Business and corporate banking	—	2	1.9
Global banking	—	—	2.0
Consumer loans:
Residential mortgages	2.2	—	2.0
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

HSBC USA Inc.
During the three and nine months ended September 30, 2023, there were no loans to borrowers experiencing financial difficulty with a payment modification during the previous nine months which subsequently became 90 days or greater contractually delinquent.

The following table presents the past due status of loans to borrowers experiencing financial difficulty with a payment modification during the previous nine months at September 30, 2023:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At September 30, 2023
Commercial loans:
Real estate, including construction	$—	$—	$172	$172
Business and corporate banking(2)	—	—	128	128
Global banking	—	—	5	5
Total commercial	—	—	305	305
Consumer loans:
Residential mortgages	—	—	11	11
Total consumer	—	—	11	11
Total loans	$—	$—	$316	$316

(1)Loans less than 30 days past due are presented as current.
(2)Not included in the table at September 30, 2023 was a $32 million corporate banking loan that was provided with a term extension in August, but was subsequently charged-off by the end of the third quarter.
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
Once a consumer loan was classified as a TDR Loan, it continued to be reported as such until it was paid off or charged-off. For commercial loans, if subsequent performance was in accordance with the new terms and the loan was upgraded, the loan may have no longer been reported as a TDR Loan at the earliest one year after the restructuring. During the three and nine months ended September 30, 2022, there were no commercial loans that met these criteria and were removed from TDR Loan classification.
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

HSBC USA Inc.
The following table presents information about loans which were modified during the three and nine months ended September 30, 2022 and as a result of this action became classified as TDR Loans:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(in millions)
Commercial loans:
Business and corporate banking	$—	$101
Total commercial	—	101
Consumer loans:
Residential mortgages	5	17
Home equity mortgages	—	2
Credit cards	—	3
Total consumer	5	22
Total	$5	$123
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and nine months ended September 30, 2022 was 1.25 percent and 0.25 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.
During the three and nine months ended September 30, 2022, there were no consumer or commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent or 90 days or greater contractually delinquent, respectively.

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of September 30, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2023
	(in millions)
Real estate, including construction:
Special mention	$—	$135	$—	$69	$255	$69	$47	$3	$578
Substandard	—	—	—	1	—	902	18	—	921
Doubtful	—	—	—	—	—	168	—	—	168
Total real estate, including construction	—	135	—	70	255	1,139	65	3	1,667
Business and corporate banking:
Special mention	—	—	—	5	—	233	355	—	593
Substandard	—	38	1	27	—	209	758	1	1,034
Doubtful	—	—	39	—	—	8	27	—	74
Total business and corporate banking	—	38	40	32	—	450	1,140	1	1,701
Global banking:
Special mention	—	—	—	—	—	—	76	—	76
Substandard	—	210	—	—	15	130	72	—	427
Doubtful	—	—	—	—	—	—	15	—	15
Total global banking	—	210	—	—	15	130	163	—	518
Other commercial:
Doubtful	—	—	—	—	—	13	9	—	22
Total other commercial	—	—	—	—	—	13	9	—	22
Total commercial	$—	$383	$40	$102	$270	$1,732	$1,377	$4	$3,908
Total commercial:
Special mention	$—	$135	$—	$74	$255	$302	$478	$3	$1,247
Substandard	—	248	1	28	15	1,241	848	1	2,382
Doubtful	—	—	39	—	—	189	51	—	279
Total commercial	$—	$383	$40	$102	$270	$1,732	$1,377	$4	$3,908

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Special mention	$204	$—	$22	$212	$27	$19	$63	$3	$550
Substandard	1	—	48	64	677	891	19	—	1,700
Total real estate, including construction	205	—	70	276	704	910	82	3	2,250
Business and corporate banking:
Special mention	1	—	16	1	34	116	182	—	350
Substandard	3	43	26	1	10	138	548	1	770
Doubtful	—	—	9	—	15	—	24	4	52
Total business and corporate banking	4	43	51	2	59	254	754	5	1,172
Global banking:
Special mention	—	—	—	—	—	8	182	—	190
Substandard	232	—	—	16	—	2	186	—	436
Doubtful	—	—	—	—	—	—	15	—	15
Total global banking	232	—	—	16	—	10	383	—	641
Other commercial:
Substandard	—	—	—	—	—	—	7	—	7
Doubtful	31	—	—	—	—	—	7	—	38
Total other commercial	31	—	—	—	—	—	14	—	45
Total commercial	$472	$43	$121	$294	$763	$1,174	$1,233	$8	$4,108
Total commercial:
Special mention	$205	$—	$38	$213	$61	$143	$427	$3	$1,090
Substandard	236	43	74	81	687	1,031	760	1	2,913
Doubtful	31	—	9	—	15	—	46	4	105
Total commercial	$472	$43	$121	$294	$763	$1,174	$1,233	$8	$4,108

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2023
	(in millions)
Real estate, including construction:
Performing loans	$106	$1,282	$1,021	$353	$1,337	$2,553	$40	$3	$6,695
Nonaccrual loans	—	—	—	—	41	169	—	—	210
Total real estate, including construction	106	1,282	1,021	353	1,378	2,722	40	3	6,905
Business and corporate banking:
Performing loans	694	1,178	1,018	250	634	4,595	7,016	270	15,655
Nonaccrual loans	—	14	—	—	—	31	66	—	111
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	694	1,192	1,018	250	634	4,626	7,083	270	15,767
Global banking:
Performing loans	693	1,548	769	131	195	3,763	2,750	50	9,899
Nonaccrual loans	—	—	—	—	13	31	6	—	50
Total global banking	693	1,548	769	131	208	3,794	2,756	50	9,949
Other commercial:
Performing loans	16	283	181	679	404	968	3,794	—	6,325
Nonaccrual loans	—	—	—	—	—	3	—	—	3
Total other commercial	16	283	181	679	404	971	3,794	—	6,328
Total commercial	$1,509	$4,305	$2,989	$1,413	$2,624	$12,113	$13,673	$323	$38,949
Total commercial:
Performing loans	$1,509	$4,291	$2,989	$1,413	$2,570	$11,879	$13,600	$323	$38,574
Nonaccrual loans	—	14	—	—	54	234	72	—	374
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$1,509	$4,305	$2,989	$1,413	$2,624	$12,113	$13,673	$323	$38,949

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Performing loans	$1,315	$854	$520	$1,671	$1,803	$1,710	$42	$3	$7,918
Nonaccrual loans	—	—	—	43	—	2	—	—	45
Total real estate, including construction	1,315	854	520	1,714	1,803	1,712	42	3	7,963
Business and corporate banking:
Performing loans	1,107	828	443	815	292	4,995	7,275	203	15,958
Nonaccrual loans	9	—	32	—	16	24	31	4	116
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	1,116	828	475	815	308	5,019	7,307	207	16,075
Global banking:
Performing loans	2,026	449	212	177	114	4,122	3,424	—	10,524
Nonaccrual loans	8	—	—	—	—	30	16	—	54
Total global banking	2,034	449	212	177	114	4,152	3,440	—	10,578
Other commercial:
Performing loans	283	354	607	403	86	1,114	4,354	—	7,201
Total other commercial	283	354	607	403	86	1,114	4,354	—	7,201
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817
Total commercial:
Performing loans	$4,731	$2,485	$1,782	$3,066	$2,295	$11,941	$15,095	$206	$41,601
Nonaccrual loans	17	—	32	43	16	56	47	4	215
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2023
	(in millions)
Real estate, including construction:
Investment grade	$—	$92	$25	$187	$180	$951	$1	$—	$1,436
Non-investment grade	106	1,190	996	166	1,198	1,771	39	3	5,469
Total real estate, including construction	106	1,282	1,021	353	1,378	2,722	40	3	6,905
Business and corporate banking:
Investment grade	394	359	505	42	302	2,380	3,440	59	7,481
Non-investment grade	300	833	513	208	332	2,246	3,643	211	8,286
Total business and corporate banking	694	1,192	1,018	250	634	4,626	7,083	270	15,767
Global banking:
Investment grade	500	1,421	579	127	180	2,913	2,326	—	8,046
Non-investment grade	193	127	190	4	28	881	430	50	1,903
Total global banking	693	1,548	769	131	208	3,794	2,756	50	9,949
Other commercial:
Investment grade	16	232	74	529	307	774	3,363	—	5,295
Non-investment grade	—	51	107	150	97	197	431	—	1,033
Total other commercial	16	283	181	679	404	971	3,794	—	6,328
Total commercial	$1,509	$4,305	$2,989	$1,413	$2,624	$12,113	$13,673	$323	$38,949
Total commercial:
Investment grade	$910	$2,104	$1,183	$885	$969	$7,018	$9,130	$59	$22,258
Non-investment grade	599	2,201	1,806	528	1,655	5,095	4,543	264	16,691
Total commercial	$1,509	$4,305	$2,989	$1,413	$2,624	$12,113	$13,673	$323	$38,949

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Investment grade	$80	$45	$305	$178	$783	$278	$—	$—	$1,669
Non-investment grade	1,235	809	215	1,536	1,020	1,434	42	3	6,294
Total real estate, including construction	1,315	854	520	1,714	1,803	1,712	42	3	7,963
Business and corporate banking:
Investment grade	491	484	122	444	71	2,758	3,657	21	8,048
Non-investment grade	625	344	353	371	237	2,261	3,650	186	8,027
Total business and corporate banking	1,116	828	475	815	308	5,019	7,307	207	16,075
Global banking:
Investment grade	1,814	449	212	146	84	2,911	3,006	—	8,622
Non-investment grade	220	—	—	31	30	1,241	434	—	1,956
Total global banking	2,034	449	212	177	114	4,152	3,440	—	10,578
Other commercial:
Investment grade	267	77	518	81	74	935	4,110	—	6,062
Non-investment grade	16	277	89	322	12	179	244	—	1,139
Total other commercial	283	354	607	403	86	1,114	4,354	—	7,201
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817
Total commercial:
Investment grade	$2,652	$1,055	$1,157	$849	$1,012	$6,882	$10,773	$21	$24,401
Non-investment grade	2,096	1,430	657	2,260	1,299	5,115	4,370	189	17,416
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination, during the nine months ended September 30, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Business and corporate banking	$—	$—	$17	$—	$—	$9	$14	$—	$40
Total commercial	$—	$—	$17	$—	$—	$9	$14	$—	$40

HSBC USA Inc.
Consumer Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Sep. 30, 2023
	(in millions)
Residential mortgages(1)(2)	$—	$5	$5	$9	$3	$100	$—	$122
Home equity mortgages(1)(2)	—	—	—	—	—	3	—	3
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—	—	2	—	2
Total consumer	$—	$5	$5	$9	$3	$105	$3	$130

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Dec. 31, 2022
	(in millions)
Residential mortgages(1)(2)	$6	$4	$8	$16	$10	$97	$—	$141
Home equity mortgages(1)(2)	—	—	—	—	—	3	—	3
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—	—	2	1	3
Total consumer	$6	$4	$8	$16	$10	$102	$4	$150

(1)At September 30, 2023 and December 31, 2022, consumer mortgage loan delinquency includes $55 million and $60 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At both September 30, 2023 and December 31, 2022, consumer mortgage loans include $21 million of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2023 and December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Sep. 30, 2023
	(in millions)
Residential mortgages:
Performing loans	$2,006	$2,769	$4,137	$2,814	$1,245	$4,789	$—	$17,760
Nonaccrual loans	—	16	8	14	12	156	—	206
Total residential mortgages	2,006	2,785	4,145	2,828	1,257	4,945	—	17,966
Home equity mortgages:
Performing loans	55	66	10	24	26	186	—	367
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	55	66	10	24	26	192	—	373
Credit cards:
Performing loans	—	—	—	—	—	—	194	194
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	196	196
Other consumer:
Performing loans	—	9	7	8	4	72	8	108
Total other consumer	—	9	7	8	4	72	8	108
Total consumer	$2,061	$2,860	$4,162	$2,860	$1,287	$5,209	$204	$18,643
Total consumer:
Performing loans	$2,061	$2,844	$4,154	$2,846	$1,275	$5,047	$202	$18,429
Nonaccrual loans	—	16	8	14	12	162	—	212
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total consumer	$2,061	$2,860	$4,162	$2,860	$1,287	$5,209	$204	$18,643

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Dec. 31, 2022
	(in millions)
Residential mortgages:
Performing loans	$2,885	$4,272	$2,936	$1,300	$729	$4,503	$—	$16,625
Nonaccrual loans	2	8	13	23	22	145	—	213
Total residential mortgages	2,887	4,280	2,949	1,323	751	4,648	—	16,838
Home equity mortgages:
Performing loans	74	12	24	32	13	208	—	363
Nonaccrual loans	—	—	—	—	—	7	—	7
Total home equity mortgages	74	12	24	32	13	215	—	370
Credit cards:
Performing loans	—	—	—	—	—	—	211	211
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	213	213
Other consumer:
Performing loans	14	10	9	6	—	91	11	141
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	1
Total other consumer	14	10	9	6	—	91	12	142
Total consumer	$2,975	$4,302	$2,982	$1,361	$764	$4,954	$225	$17,563
Total consumer:
Performing loans	$2,973	$4,294	$2,969	$1,338	$742	$4,802	$222	$17,340
Nonaccrual loans	2	8	13	23	22	152	—	220
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total consumer	$2,975	$4,302	$2,982	$1,361	$764	$4,954	$225	$17,563
Gross Charge-offs  The following table summarizes gross charge-off dollars in our consumer loan portfolio, disaggregated by year of origination, during the nine months ended September 30, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Residential mortgages	$—	$—	$—	$—	$—	$4	$—	$4
Home equity mortgages	—	—	—	—	—	1	—	1
Credit cards	—	—	—	—	—	—	6	6
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$—	$—	$—	$—	$—	$6	$6	$12
Concentration of Credit Risk  At September 30, 2023 and December 31, 2022, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $4,314 million and $4,063 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Updates to Economic Scenarios and Other Changes During the Nine Months Ended September 30, 2023 During the first half of 2023, uncertainties about the future economic environment remained elevated, especially around inflation, interest rates and the expectation for slowing future economic growth. We updated our Consensus Economic Scenarios and our Alternative Downside Scenario to reflect management's view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at June 30, 2023. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario and lower equal weights placed on the Alternative Downside and Upside scenarios. This weighting was deemed appropriate for the estimation of lifetime ECL at that time.
During the third quarter of 2023, economic conditions improved driven by better than expected economic growth. However, economic uncertainty remained due to high inflation, rising interest rates and the expectation for slowing future economic growth. We updated our Consensus Economic Scenarios and our Alternative Downside Scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at September 30, 2023. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, lower equal weights placed on the Upside and Downside scenarios and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at September 30, 2023. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL.
In the Central scenario, U.S. Gross Domestic Product ("GDP") growth slows in the fourth quarter of 2023 and into 2024, under the assumption that prevailing economic risks, including those from high inflation and interest rates, impact consumer spending and business investment. With modest economic growth, the unemployment rate upticks, but remains near historic lows, while high interest rates cause residential housing prices to stagnate and commercial real estate prices to deteriorate further. In the financial markets, growth in financial asset prices remains modest while the FRB continues to tackle inflation with an elevated policy rate and a gradual drop in 2024 and 2025.
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
In the Downside scenario, inflation re-accelerates and the economy enters into a mild recession, with the unemployment rate increasing and remaining at a higher level, while residential housing and commercial real estate prices undergo sharp correction due to weakness in the labor market and rising inflation. In this scenario, the FRB initially tightens aggressively to tackle inflation and the equity price index goes through a substantial correction by the end of 2024 driven by an overall erosion of consumer and business sentiments, which eventually results in lower interest rates than in the Central scenario.
In the Alternative Downside scenario, geopolitical tensions escalate significantly and persistent inflationary pressures accompanied by higher interest rates lead the U.S. economy into a deep recession in the fourth quarter of 2023 and 2024, followed by a very anemic recovery starting in 2025. An extended period of economic contraction keeps the unemployment rate at an elevated level, which pressures residential housing prices to depreciate substantially, while at the same time, contracting corporate activities and rising unemployment pushes the commercial real estate market into a downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year, widening corporate credit spreads substantially, and flight to safe haven assets pushes the 10-year U.S. Treasury yield lower.

HSBC USA Inc.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at September 30, 2023, June 30, 2023 and December 31, 2022:

	For the Quarter Ended
	December 31, 2023	June 30, 2024	December 31, 2024
Unemployment rate (quarterly average):
Forecast at September 30, 2023	4.2%	4.5%	4.6%
Forecast at June 30, 2023	4.3	4.6	4.6
Forecast at December 31, 2022	4.5	4.5	4.4
GDP growth rate (year-over-year):
Forecast at September 30, 2023	1.2	0.3	0.8
Forecast at June 30, 2023	0.2	0.6	1.6
Forecast at December 31, 2022	0.3	1.4	1.9
As part of our updates to the economic scenarios, during the three months ended September 30, 2023, we also decreased our commercial allowance for credit losses for risk factors associated with large loan exposures.
In addition to the updates to the economic scenarios, during the nine months ended September 30, 2023, we increased our commercial allowance for credit losses associated with individually assessed loans due primarily to the downgrade of a single client relationship. During the three and nine months ended September 30, 2023, we also increased the management judgment allowance on our commercial loan portfolio for risk factors associated with higher risk industry exposures that are not fully captured in the models. Additionally, during the nine months ended September 30, 2023, we increased the management judgment allowance on our consumer loan portfolio for risk factors primarily associated with a change in New York State foreclosure law that are not fully captured in the models.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	September 30, 2023	December 31, 2022
	(in millions)
Allowance for credit losses:
Loans	$576	$584
Securities held-to-maturity(1)	—	—
Other financial assets measured at amortized cost(2)	—	—
Securities available-for-sale(1)	—	—
Total allowance for credit losses	$576	$584

Liability for off-balance sheet credit exposures	$133	$117

(1)See Note 5, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.

HSBC USA Inc.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three and nine months ended September 30, 2023 and 2022:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended September 30, 2023
Allowance for credit losses – beginning of period	$146	$295	$151	$1	$(13)	$7	$15	$3	$605
Provision charged (credited) to income	(3)	24	(21)	—	2	(1)	2	(1)	2
Charge-offs	—	(34)	—	—	—	—	(2)	—	(36)
Recoveries	—	3	—	—	—	1	1	—	5
Net (charge-offs) recoveries	—	(31)	—	—	—	1	(1)	—	(31)
Allowance for credit losses – end of period	$143	$288	$130	$1	$(11)	$7	$16	$2	$576

Three Months Ended September 30, 2022
Allowance for credit losses – beginning of period	$162	$218	$118	$1	$6	$7	$22	$—	$534
Provision charged (credited) to income	27	(11)	2	—	2	(2)	(2)	—	16
Charge-offs	—	(2)	—	—	—	—	—	—	(2)
Recoveries	—	1	—	—	1	1	—	—	3
Net (charge-offs) recoveries	—	(1)	—	—	1	1	—	—	1
Allowance for credit losses – end of period	$189	$206	$120	$1	$9	$6	$20	$—	$551

Nine Months Ended September 30, 2023
Allowance for credit losses – beginning of period	$200	$230	$120	$1	$11	$2	$16	$4	$584
Provision charged (credited) to income	(57)	93	10	—	(20)	4	3	(1)	32
Charge-offs	—	(40)	—	—	(4)	(1)	(6)	(1)	(52)
Recoveries	—	5	—	—	2	2	3	—	12
Net (charge-offs) recoveries	—	(35)	—	—	(2)	1	(3)	(1)	(40)
Allowance for credit losses – end of period	$143	$288	$130	$1	$(11)	$7	$16	$2	$576

Nine Months Ended September 30, 2022
Allowance for credit losses – beginning of period	$73	$243	$100	$4	$8	$5	$14	$—	$447
Provision charged (credited) to income	116	(29)	29	(3)	(3)	(1)	2	(1)	110
Charge-offs	—	(11)	(9)	—	(1)	(1)	—	—	(22)
Recoveries	—	3	—	—	5	3	4	1	16
Net (charge-offs) recoveries	—	(8)	(9)	—	4	2	4	1	(6)
Allowance for credit losses – end of period	$189	$206	$120	$1	$9	$6	$20	$—	$551
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance at beginning of period	$143	$89	$117	$103
Provision charged (credited) to income	(10)	11	16	(3)
Balance at end of period	$133	$100	$133	$100

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

	September 30, 2023	December 31, 2022
	(in millions)
Accrued interest receivables:
Loans	$251	$227
Securities held-to-maturity	50	20
Other financial assets measured at amortized cost	47	11
Securities available-for-sale	85	82
Total accrued interest receivables	433	340
Allowance for credit losses	—	—
Accrued interest receivables, net	$433	$340
During the three and nine months ended September 30, 2023, we charged-off accrued interest receivables by reversing interest income for loans of $6 million and $10 million, respectively, compared with nil and $1 million during the three and nine months ended September 30, 2022, respectively.

8. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Commercial loans:
Real estate, including construction	$443	$—
Global banking	405	349
Total commercial	848	349
Consumer loans:
Residential mortgages	2	5
Total consumer	2	5
Total loans held for sale	$850	$354
Commercial Loans During the second quarter of 2023, we transferred certain commercial real estate loans to held for sale with a carrying value of $507 million as part of an effort to reduce exposure to this sector. We recorded a lower of amortized cost or fair value adjustment of $34 million upon transferring these loans to held for sale as a component of other income (loss) in the consolidated statement of income. During the third quarter of 2023, a portion of these loans with a carrying value of $58 million was transferred back to held for investment as we now intend to hold these loans for the foreseeable future. As a result, during the third quarter of 2023, we reversed $4 million of the lower of amortized cost or fair value adjustment previously recorded on these loans held for sale. At September 30, 2023, the carrying value of the remaining loans held for sale was $443 million.
Also included in commercial loans held for sale are certain other loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $101 million and $112 million at September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, we reversed $2 million and recorded $1 million, respectively, of lower of amortized cost or fair value adjustments on these commercial loans held for sale as a component of other income (loss) in the consolidated statement of income compared with recording $13 million and $10 million, respectively, of lower of amortized cost or fair value adjustments during the three and nine months ended September 30, 2022.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $304 million and $237

HSBC USA Inc.
million at September 30, 2023 and December 31, 2022, respectively. See Note 11, "Fair Value Option," for additional information.
In addition, during the first quarter of 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain retail business banking loans with a carrying value at the time of sale of $37 million. See Note 3, "Sale of Certain Branch Assets and Liabilities," for additional information.
During the three and nine months ended September 30, 2022, we also sold certain global banking loans and unfunded commitments to third parties in order to reduce risk-weighted assets as part of our Restructuring Plan. These global banking loans had a carrying value at the time of sale of nil and $44 million, respectively, and we recognized losses on sale of $18 million and $21 million, respectively. The losses are reflected as a component of other income (loss) in the consolidated statement of income.
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
During the three and nine months ended September 30, 2022, we recorded $3 million and $11 million, respectively, of lower of amortized cost or fair value adjustments associated with the write-down of mass market consumer loans held for sale as a component of other income (loss) in the consolidated statement of income.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans which are originated and held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was nil during both the three and nine months ended September 30, 2023 compared with gains of nil and $7 million during the three and nine months ended September 30, 2022, respectively.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was $31 million and nil at September 30, 2023 and December 31, 2022, respectively. The valuation allowance on consumer loans held for sale was nil at both September 30, 2023 and December 31, 2022.

9. Goodwill

Goodwill was $458 million at both September 30, 2023 and December 31, 2022. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. During the third quarter of 2023, there were no events or changes in circumstances to indicate that it is more likely than not the fair value of our Commercial Banking reporting unit has been reduced below its carrying amount.

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

HSBC USA Inc.

	September 30, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
Interest rate contracts - bilateral OTC(2)	$142	$8	$42	$12
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	38	—	—	70
Interest rate contracts - bilateral OTC(2)	—	2	—	4
Total derivatives accounted for as hedges	180	10	42	86
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	8	18	8	7
OTC-cleared(2)	36	—	42	—
Bilateral OTC(2)	1,774	1,249	1,764	1,364
Interest rate contracts	1,818	1,267	1,814	1,371
Foreign exchange contracts - bilateral OTC(2)	16,397	16,431	15,744	15,440
Exchange-traded(2)	3	—	—	4
Bilateral OTC(2)	722	239	630	266
Equity contracts	725	239	630	270
Exchange-traded(2)	6	—	—	1
Bilateral OTC(2)	1,897	1,617	1,201	1,254
Precious metals contracts	1,903	1,617	1,201	1,255
OTC-cleared(2)	6	—	—	—
Bilateral OTC(2)	227	35	103	45
Credit contracts	233	35	103	45
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	—	131	—	97
Equity contracts - bilateral OTC(2)	475	368	398	657
OTC-cleared(2)	1	1	—	1
Bilateral OTC(2)	7	92	7	60
Credit contracts	8	93	7	61
Other contracts - bilateral OTC(2)(4)	6	46	5	38
Total derivatives	21,745	20,237	19,944	19,320
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	16,291	16,291	15,625	15,625
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	3,850	1,780	2,653	1,529
Net amounts of derivative assets / liabilities presented in the balance sheet	1,604	2,166	1,666	2,166
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	303	81	234	32
Net amounts of derivative assets / liabilities	$1,301	$2,085	$1,432	$2,134

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at September 30, 2023 and December 31, 2022, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At September 30, 2023
Securities available-for-sale ("AFS")	$12,791	$(1,998)	$(67)	$(2,065)
Deposits	1,432	(142)	74	(68)
Long-term debt	7,724	(605)	82	(523)
At December 31, 2022
Securities AFS	15,034	(1,633)	246	(1,387)
Deposits	1,446	(150)	96	(54)
Long-term debt	6,506	(605)	111	(494)

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended September 30, 2023
Interest rate contracts / Securities AFS	Net interest income	$735	$(550)
Interest rate contracts / Deposits	Net interest income	(15)	(20)
Interest rate contracts / Long-term debt	Net interest income	(83)	(45)
Total		$637	$(615)

Three Months Ended September 30, 2022
Interest rate contracts / Securities AFS	Net interest income	$846	$(741)
Interest rate contracts / Deposits	Net interest income	(53)	30
Interest rate contracts / Long-term debt	Net interest income	(203)	157
Total		$590	$(554)

Nine Months Ended September 30, 2023
Interest rate contracts / Securities AFS	Net interest income	$927	$(384)
Interest rate contracts / Deposits	Net interest income	(42)	(58)
Interest rate contracts / Long-term debt	Net interest income	(153)	(192)
Total		$732	$(634)

Nine Months Ended September 30, 2022
Interest rate contracts / Securities AFS	Net interest income	$2,253	$(2,062)
Interest rate contracts / Deposits	Net interest income	(138)	84
Interest rate contracts / Long-term debt	Net interest income	(529)	452
Total		$1,586	$(1,526)
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
At September 30, 2023, active cash flow hedge relationships extend or mature through July 2036. During the three and nine months ended September 30, 2023, respectively, $53 million and $153 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $2 million and $4 million during the three and nine months ended September 30, 2022, respectively. During the next twelve months, we expect to amortize $18 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2023	2022		2023	2022
	(in millions)
Three Months Ended September 30,
Foreign exchange contracts	$—	$(1)	Net interest income	$—	$—
Interest rate contracts	27	(107)	Net interest income	(53)	(2)
Total	$27	$(108)		$(53)	$(2)

Nine Months Ended September 30,
Foreign exchange contracts	$—	$(1)	Net interest income	$—	$—
Interest rate contracts	(8)	(390)	Net interest income	(153)	(4)
Total	$(8)	$(391)		$(153)	$(4)
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
		(in millions)
Interest rate contracts	Trading revenue	$173	$(45)	$118	$331
Foreign exchange contracts	Trading revenue	35	153	169	269
Equity contracts	Trading revenue	522	340	(651)	3,018
Precious metals contracts	Trading revenue	84	(11)	233	30
Credit contracts	Trading revenue	170	72	191	135
Total		$984	$509	$60	$3,783
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(100)	$(103)	$(110)	$(318)
Interest rate contracts	Other income (loss)	—	—	—	7
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	—	—	1
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	(188)	(293)	518	(1,507)
Credit contracts	Other income (loss)	(17)	(3)	(42)	7
Other contracts(1)	Other income (loss)	(31)	4	(40)	(27)
Total		$(336)	$(395)	$326	$(1,837)

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at September 30, 2023 was $371 million, for which we had posted collateral of $256 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2022 was $236 million, for which we had posted collateral of $100 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$19	$72

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2023	December 31, 2022
	(in millions)
Interest rate:
Futures and forwards	$46,256	$30,764
Swaps	112,964	120,560
Options written	3,129	5,855
Options purchased	4,156	5,740
Total interest rate	166,505	162,919
Foreign exchange:
Swaps, futures and forwards	1,145,542	968,847
Options written	36,031	39,969
Options purchased	36,115	40,026
Spot	56,520	26,809
Total foreign exchange	1,274,208	1,075,651
Commodities, equities and precious metals:
Swaps, futures and forwards	87,228	58,371
Options written	1,481	1,643
Options purchased	8,923	9,689
Total commodities, equities and precious metals	97,632	69,703
Credit derivatives	15,393	18,547
Other contracts(1)	1,251	1,109
Total	$1,554,989	$1,327,929

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
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. We also previously elected to apply FVO accounting to certain student loans (which were subsequently transferred from held for sale to held for investment during 2022). These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At

HSBC USA Inc.
September 30, 2023 and December 31, 2022, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At September 30, 2023
Student loans held for investment	$16	$18	$(2)
Commercial loans held for sale	304	314	(10)
Fixed rate long-term debt	691	741	(50)
Hybrid instruments:
Structured deposits	1,505	1,540	(35)
Structured notes	7,298	7,290	8
At December 31, 2022
Student loans held for investment	$20	$22	$(2)
Commercial loans held for sale	237	291	(54)
Client share repurchase asset	325	325	—
Fixed rate long-term debt	706	741	(35)
Hybrid instruments:
Structured deposits	1,554	1,520	34
Structured notes	7,672	8,051	(379)
Client share repurchase liability	325	325	—

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three and nine months ended September 30, 2023 and 2022:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended September 30, 2023
Interest rate and other components(1)	$—	$50	$228	$278
Credit risk component(2)	1	—	—	1
Total mark-to-market on financial instruments designated at fair value	1	50	228	279
Mark-to-market on related derivatives	—	(54)	(233)	(287)
Net realized gain (loss) on related long-term debt derivatives	—	(1)	—	(1)
Gain (loss) on instruments designated at fair value and related derivatives	$1	$(5)	$(5)	$(9)

Three Months Ended September 30, 2022
Interest rate and other components(1)	$—	$57	$324	$381
Credit risk component(2)	(14)	—	—	(14)
Total mark-to-market on financial instruments designated at fair value	(14)	57	324	367
Mark-to-market on related derivatives	—	(65)	(337)	(402)
Net realized gain on related long-term debt derivatives	—	6	—	6
Gain (loss) on instruments designated at fair value and related derivatives	$(14)	$(2)	$(13)	$(29)

Nine Months Ended September 30, 2023
Interest rate and other components(1)	$—	$52	$(498)	$(446)
Credit risk component(2)	9	—	—	9
Total mark-to-market on financial instruments designated at fair value	9	52	(498)	(437)
Mark-to-market on related derivatives	—	(59)	467	408
Net realized gain on related long-term debt derivatives	—	—	—	—
Gain (loss) on instruments designated at fair value and related derivatives	$9	$(7)	$(31)	$(29)

Nine Months Ended September 30, 2022
Interest rate and other components(1)	$—	$196	$1,673	$1,869
Credit risk component(2)(3)	(49)	—	—	(49)
Total mark-to-market on financial instruments designated at fair value	(49)	196	1,673	1,820
Mark-to-market on related derivatives	—	(220)	(1,627)	(1,847)
Net realized gain on related long-term debt derivatives	—	23	—	23
Gain (loss) on instruments designated at fair value and related derivatives	$(49)	$(1)	$46	$(4)

(1)As it relates to hybrid instruments, interest rate and other components primarily includes interest rate and equity contract risks.
(2)The fair value movement on fair value option liabilities attributable to our own credit spread is recorded in other comprehensive loss.
(3)During the nine months ended September 30, 2022, the loss in the credit risk component for loans held for sale was attributable to the widening of credit spreads associated with certain commercial loans which were impacted by the weakening of market conditions.

HSBC USA Inc.
12. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended September 30,	2023	2022
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(2,129)	$(1,682)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(113) million and $(196) million, respectively	(346)	(609)
Reclassification adjustment for gains realized in net income, net of tax of nil and less than $(1) million, respectively(1)	—	(1)
Reversal of provision for credit losses realized in net income, net of tax of nil and less than $(1) million, respectively(2)	—	(2)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than nil and less than $1 million, respectively(3)	—	1
Total other comprehensive loss for period	(346)	(611)
Balance at end of period	(2,475)	(2,293)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	85	107
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(2) million and $8 million, respectively	(8)	24
Total other comprehensive income (loss) for period	(8)	24
Balance at end of period	77	131
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(347)	(352)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $7 million and $(27) million, respectively	20	(81)
Reclassification adjustment for losses realized in net income, net of tax of $13 million and less than $1 million, respectively(4)	40	1
Total other comprehensive income (loss) for period	60	(80)
Balance at end of period	(287)	(432)
Pension and postretirement benefit liability:
Balance at beginning of period	5	(3)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $(1) million and nil, respectively	(1)	—
Total other comprehensive loss for period	(1)	—
Balance at end of period	4	(3)
Total accumulated other comprehensive loss at end of period	$(2,681)	$(2,597)

HSBC USA Inc.

Nine Months Ended September 30,	2023	2022
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(2,270)	$(65)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(66) million and $(705) million, respectively	(203)	(2,211)
Reclassification adjustment for gains realized in net income, net of tax of less than $(1) million and $(7) million, respectively(1)	(2)	(23)
Reversal of provision for credit losses realized in net income, net of tax of nil and less than $(1) million, respectively(2)	—	(1)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of nil and $2 million, respectively(3)	—	7
Total other comprehensive loss for period	(205)	(2,228)
Balance at end of period	(2,475)	(2,293)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	86	27
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(3) million and $33 million, respectively	(9)	104
Total other comprehensive income (loss) for period	(9)	104
Balance at end of period	77	131
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(396)	(138)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(1) million and $(94) million, respectively	(7)	(297)
Reclassification adjustment for losses realized in net income, net of tax of $37 million and $1 million, respectively(4)	116	3
Total other comprehensive income (loss) for period	109	(294)
Balance at end of period	(287)	(432)
Pension and postretirement benefit liability:
Balance at beginning of period	5	(3)
Change in unfunded pension and postretirement liability, net of tax of less than $(1) million and nil, respectively	(1)	—
Total other comprehensive loss for period	(1)	—
Balance at end of period	4	(3)
Total accumulated other comprehensive loss at end of period	$(2,681)	$(2,597)

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

HSBC USA Inc.
13. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and nine months ended September 30, 2023 and 2022. See Note 23, "Fee Income from Contracts with Customers," in our 2022 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Credit card fees, net	$13	$10	$36	$37
Trust and investment management fees	33	39	96	99
Other fees and commissions:
Account services	70	67	209	204
Credit facilities	89	59	238	230
Other fees	11	10	28	40
Total other fees and commissions	170	136	475	474
Servicing and other fees from HSBC affiliates	87	77	238	265
Insurance(1)	1	1	3	3
Total fee income from contracts with customers	304	263	848	878
Other non-fee revenue	213	91	570	305
Total other revenues(2)	$517	$354	$1,418	$1,183

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 15, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $25 million and $78 million during the three and nine months ended September 30, 2023, respectively, compared with $24 million and $78 million during the three and nine months ended September 30, 2022, respectively. Credit card rewards program costs totaled $16 million and $49 million during the three and nine months ended September 30, 2023, respectively, compared with $16 million and $46 million during the three and nine months ended September 30, 2022, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 19, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million at both September 30, 2023 and December 31, 2022. We expect to recognize this revenue over a remaining period of one year or less.
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

	September 30, 2023	December 31, 2022
	(in millions)
Assets:
Cash and due from banks	$252	$313
Interest bearing deposits with banks	131	21
Securities purchased under agreements to resell(1)	1,905	756
Trading assets	72	20
Loans	2,891	3,557
Other(2)	430	744
Total assets	$5,681	$5,411
Liabilities:
Deposits	$9,363	$11,357
Trading liabilities	130	110
Short-term borrowings	1,459	1,009
Long-term debt	6,010	6,011
Other(2)	282	326
Total liabilities	$17,244	$18,813

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

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Income (Expense):
Interest income	$56	$36	$170	$58
Interest expense	(132)	(79)	(375)	(191)
Net interest expense	(76)	(43)	(205)	(133)
Trading revenue (expense)	1,043	1,320	(372)	3,925
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	47	43	125	151
HSBC Markets (USA) Inc. ("HMUS")	21	15	61	57
Other HSBC affiliates	19	19	52	57
Total servicing and other fees from HSBC affiliates	87	77	238	265
Gain (loss) on instruments designated at fair value and related derivatives	(233)	(337)	467	(1,627)
Support services from HSBC affiliates:
HTSU	(241)	(244)	(706)	(748)
HMUS	(59)	(46)	(167)	(129)
Other HSBC affiliates	(126)	(129)	(362)	(379)
Total support services from HSBC affiliates	(426)	(419)	(1,235)	(1,256)
Rental income from HSBC affiliates, net(1)	8	10	24	29
Stock based compensation expense(2)	(4)	(3)	(14)	(10)

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
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both September 30, 2023 and December 31, 2022, long-term debt with affiliates reflected $6.0 billion of borrowings from HSBC North America. The outstanding balances include $2.0 billion of fixed-rate senior debt which matures in June 2025, $2.0 billion of fixed-rate senior debt which matures in September 2025, $0.5 billion of fixed-rate senior debt which matures in December 2027 and $1.5 billion of fixed-rate senior debt which matures in June 2030.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either September 30, 2023 or December 31, 2022.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2023 and December 31, 2022, we had the following loan balances outstanding with HSBC affiliates:

	September 30, 2023	December 31, 2022
	(in millions)
HMUS and subsidiaries	$1,590	$2,243
HSBC North America	1,300	1,250
Other short-term affiliate lending	1	64
Total loans	$2,891	$3,557
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $12.7 billion and $12.8 billion at September 30, 2023 and December 31, 2022, respectively, of which $1.6

HSBC USA Inc.
billion and $2.2 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $1.3 billion outstanding at both September 30, 2023 and December 31, 2022. The outstanding balance includes $1.0 billion that matures in December 2023 and $300 million that matures in January 2024.
We have extended lines of credit to various other HSBC affiliates totaling $4.0 billion which did not have any outstanding balances at either September 30, 2023 or December 31, 2022.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At September 30, 2023 and December 31, 2022, there were $1 million and $64 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $882.7 billion and $789.2 billion at September 30, 2023 and December 31, 2022, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $46 million and $24 million at September 30, 2023 and December 31, 2022, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
In September 2023, our Markets and Securities Services business segment entered into an agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc. We continue to provide sales and trading services to HSBC Bank Plc in support of these activities, which allows us to record sales commissions and performance fees for such activities while holding fewer assets on our balance sheet. As the transfer was between affiliates under common control, the consideration received in excess of our carrying value resulted in an increase to additional paid-in-capital of $8 million, net of tax. Income before tax of these activities was not material. In conjunction with the agreement, during the third quarter of 2023, we also transferred a portion of our precious metals trading assets inventory with a fair value of approximately $0.9 billion to HSBC Bank plc.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 24, "Related Party Transactions," in our 2022 Form 10-K. There have been no significant changes in these activities since December 31, 2022.
Other Transactions with HSBC Affiliates:
At both September 30, 2023 and December 31, 2022, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," in our 2022 Form 10-K for additional details.
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
During the second quarter of 2023, we implemented a change to our internal management reporting to report net funding charges associated with MSS trading activities within other operating income to better align with the trading revenue generated by such activities. Historically, these funding charges were reported within net interest income (expense). There was no impact to consolidated net interest income (expense) or other operating income as these net funding charges are reversed back into net interest income (expense) in the CC. As a result, we have aligned our segment reporting for MSS and CC to reflect this change for all periods presented. The following table summarizes the impact of this change on reported segment net interest income (expense) and other operating income for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	As Previously Reported	After Reporting Changes	As Previously Reported	After Reporting Changes
	(in millions)
Segment net interest income (expense):
MSS	$(35)	$12	$(19)	$29
CC	(4)	(51)	(17)	(65)
Total HUSI Consolidated	559	559	1,504	1,504

Segment other operating income:
MSS	$146	$99	$388	$340
CC	2	49	10	58
Total HUSI Consolidated	344	344	1,249	1,249
There have been no other changes in the measurement of segment profit as compared with the presentation in our 2022 Form 10-K.
A summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2022 Form 10-K. Other than the change discussed below, there have been no other significant changes since December 31, 2022 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
Gain on transfer of precious metals trading client relationships to an affiliate – In September 2023, our Markets and Securities Services business segment entered into an agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc. Under the Group Reporting Basis, a gain on transfer of client relationships is required to be recognized in earnings, regardless of whether the transfer is to a third party or related party. Under U.S. GAAP, when a transfer of client relationships is between affiliates under common control, the gain is reflected as a capital transaction and recorded in common equity as a component of additional paid-in capital.

HSBC USA Inc.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2023
Net interest income (expense)	$175	$285	$111	$4	$(9)	$(134)	$432	$1	$(61)	$372
Other operating income	28	74	92	115	17	120	446	(8)	79	517
Total operating income (expense)	203	359	203	119	8	(14)	878	(7)	18	889
Expected credit losses / provision for credit losses	(5)	8	(18)	—	—	—	(15)	7	—	(8)
	208	351	221	119	8	(14)	893	(14)	18	897
Operating expenses	194	175	144	68	19	36	636	4	18	658
Profit (loss) before income tax	$14	$176	$77	$51	$(11)	$(50)	$257	$(18)	$—	$239

Three Months Ended September 30, 2022
Net interest income (expense)	$211	$253	$137	$12	$(3)	$(51)	$559	$2	$(18)	$543
Other operating income	62	65	52	99	17	49	344	(23)	33	354
Total operating income (expense)	273	318	189	111	14	(2)	903	(21)	15	897
Expected credit losses / provision for credit losses	(19)	(17)	37	—	(1)	—	—	25	—	25
	292	335	152	111	15	(2)	903	(46)	15	872
Operating expenses	187	142	116	67	20	94	626	7	15	648
Profit (loss) before income tax	$105	$193	$36	$44	$(5)	$(96)	$277	$(53)	$—	$224

Nine Months Ended September 30, 2023
Net interest income (expense)	$582	$858	$373	$32	$(21)	$(347)	$1,477	$4	$(192)	$1,289
Other operating income	132	225	238	261	63	317	1,236	(57)	239	1,418
Total operating income (expense)	714	1,083	611	293	42	(30)	2,713	(53)	47	2,707
Expected credit losses / provision for credit losses	(3)	38	12	—	—	—	47	1	—	48
	717	1,045	599	293	42	(30)	2,666	(54)	47	2,659
Operating expenses	420	484	420	208	51	104	1,687	200	47	1,934
Profit (loss) before income tax	$297	$561	$179	$85	$(9)	$(134)	$979	$(254)	$—	$725
Balances at end of period:
Total assets	$42,719	$52,215	$9,554	$42,663	$36,303	$2,988	$186,442	$(22,085)	$—	$164,357
Total loans, net	23,178	23,119	9,009	104	394	—	55,804	(313)	1,525	57,016
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	29,253	44,948	38,810	825	1,668	—	115,504	(3,853)	8,277	119,928

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Nine Months Ended September 30, 2022
Net interest income (expense)	$565	$658	$321	$29	$(4)	$(65)	$1,504	$3	$45	$1,552
Other operating income	257	221	306	340	67	58	1,249	(54)	(12)	1,183
Total operating income (expense)	822	879	627	369	63	(7)	2,753	(51)	33	2,735
Expected credit losses / provision for credit losses	(21)	10	32	—	—	—	21	84	—	105
	843	869	595	369	63	(7)	2,732	(135)	33	2,630
Operating expenses	626	432	348	216	65	275	1,962	32	33	2,027
Profit (loss) before income tax	$217	$437	$247	$153	$(2)	$(282)	$770	$(167)	$—	$603
Balances at end of period:
Total assets	$42,954	$51,555	$11,845	$52,044	$39,494	$2,296	$200,188	$(30,848)	$—	$169,340
Total loans, net	22,435	25,816	11,147	125	701	—	60,224	(1,148)	2,148	61,224
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	34,549	39,460	43,475	1,153	1,990	—	120,627	(4,927)	9,266	124,966

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$13,492	4.5%	(2)	13.5%	$13,950	4.5%	(2)	13.5%
HSBC Bank USA	16,306	6.5		16.8	16,492	6.5		16.3
Tier 1 capital ratio:
HSBC USA	13,757	6.0		13.8	14,215	6.0		13.8
HSBC Bank USA	17,806	8.0		18.4	17,992	8.0		17.8
Total capital ratio:
HSBC USA	16,129	10.0		16.2	16,579	10.0		16.1
HSBC Bank USA	19,929	10.0		20.6	20,114	10.0		19.9
Tier 1 leverage ratio:
HSBC USA	13,757	4.0	(2)	8.2	14,215	4.0	(2)	8.5
HSBC Bank USA	17,806	5.0		10.8	17,992	5.0		10.9
Risk-weighted assets:(3)
HSBC USA	99,751				103,101
HSBC Bank USA	96,852				101,331
Adjusted quarterly average assets:(4)
HSBC USA	168,174				167,866
HSBC Bank USA	164,453				164,564

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at September 30, 2023 and December 31, 2022 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	September 30, 2023		December 31, 2022
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$27	$—	$36	$—
Interest, taxes and other liabilities	—	26	—	14
Subtotal	27	26	36	14
Venture debt financing entity:
Loans, net	183	—	162	—
Other assets	11	—	8	—
Interest, taxes and other liabilities	—	11	—	8
Subtotal	194	11	170	8
Total	$221	$37	$206	$22
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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at September 30, 2023 and December 31, 2022:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At September 30, 2023
Limited partnership investments	$6,806	$810	$377	$810
Asset-backed financing SPE	777	614	—	614
Total	$7,583	$1,424	$377	$1,424
At December 31, 2022
Limited partnership investments	$6,611	$796	$360	$796
Asset-backed financing SPE	777	616	—	616
Total	$7,388	$1,412	$360	$1,412
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at September 30, 2023 and December 31, 2022. Following the table is a description of the various arrangements.

	September 30, 2023		December 31, 2022
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$25	$3,257	$40	$3,949
Financial standby letters of credit, net of participations(3)(4)	—	5,838	—	6,000
Performance standby letters of credit, net of participations(3)(4)	—	3,295	—	3,264
Total	$25	$12,390	$40	$13,213

(1)Includes $1,994 million and $2,744 million of notional issued for the benefit of HSBC affiliates at September 30, 2023 and December 31, 2022, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $2,107 million and $2,069 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at September 30, 2023 and December 31, 2022, respectively.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$25	$3,257	$40	$3,949
Buy-protection credit derivative positions	95	12,136	(32)	14,598
Net position(1)	$120	$8,879	$8	$10,649

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $52 million at both September 30, 2023 and December 31, 2022. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $35 million and $15 million at September 30, 2023 and December 31, 2022, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at September 30, 2023 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps	0.9	$1,128	$499	$1,627
Index credit derivatives	6.8	1,075	555	1,630
Subtotal		2,203	1,054	3,257
Standby Letters of Credit(2)	0.9	6,708	2,425	9,133
Total		$8,911	$3,479	$12,390

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
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $46 million and $38 million at September 30, 2023 and December 31, 2022, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). During the three and nine months ended September 30, 2023, we recorded losses of $34 million and $40 million, respectively, related to extending the expected timing of the final resolution of the related litigation and, to a lesser extent, a change in the Visa Class B share conversion rate compared with losses of nil and $31 million during the three and nine months ended September 30, 2022, respectively. See Note 10, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at September 30, 2023 and December 31, 2022.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $23 million and $15 million at September 30, 2023 and December 31, 2022, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $30 million at September 30, 2023. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

HSBC USA Inc.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 30, "Litigation and Regulatory Matters," in our 2022 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.4 billion and $2.5 billion at September 30, 2023 and December 31, 2022, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Interest bearing deposits with banks(1)	$740	$878
Trading assets(2)	2,086	1,255
Securities available-for-sale(3)	3,015	3,179
Securities held-to-maturity(3)	575	466
Loans(4)	17,929	17,530
Other assets(5)	1,652	1,319
Total	$25,997	$24,627

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $179 million and $55 million at September 30, 2023 and December 31, 2022, respectively. The fair value of trading assets that could be sold or repledged was $2,041 million and $1,255 million at September 30, 2023 and December 31, 2022, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $11,343 million and $27,913 million at September 30, 2023 and December 31, 2022, respectively. Of this collateral, $10,418 million and $25,838 million could be sold or repledged at September 30, 2023 and December 31, 2022, respectively, of which $1,312 million and $3,290 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at September 30, 2023 and December 31, 2022:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At September 30, 2023
Assets:
Securities purchased under resale agreements	$11,515	$3,766	$7,749	$7,739	$5	$5
Liabilities:
Securities sold under repurchase agreements	$3,776	$3,766	$10	$10	$—	$—

At December 31, 2022
Assets:
Securities purchased under resale agreements	$27,795	$4,710	$23,085	$23,082	$—	$3
Liabilities:
Securities sold under repurchase agreements	$4,710	$4,710	$—	$—	$—	$—

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at September 30, 2023 and December 31, 2022:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At September 30, 2023
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1,576	$757	$323	$1,120	$—	$3,776

At December 31, 2022
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,729	$1,074	$386	$521	$—	$4,710

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
Where fair value measurements are determined based on information obtained from independent pricing services or brokers, we apply appropriate validation procedures to substantiate fair value. For price validation purposes, quotations from at least two independent pricing sources are obtained for each financial instrument, where possible.
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
Greater weight is given to quotations of instruments with recent market transactions, pricing quotes from dealers who stand ready to transact, quotations provided by market-makers who structured such instrument and market consensus pricing based on inputs from a large number of survey participants. Any significant discrepancies among the external quotations are reviewed and adjustments to fair values are recorded where appropriate. Where the transaction volume of a specific instrument has been reduced and the fair value measurement becomes less transparent, we will apply more detailed procedures to understand and challenge the appropriateness of the unobservable inputs and the valuation techniques used by the independent pricing service. Where applicable, we will develop a fair value estimate using our own pricing model inputs to test reasonableness. Where fair value measurements are determined using internal valuation models, we will validate the fair value measurement by either developing unobservable inputs based on the industry consensus pricing surveys in which we participate or back testing by observing the actual settlements occurring soon after the measurement date.

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
September 30, 2023	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,893	$754	$—	$3,647	$—	$3,647
Debt securities issued by foreign entities	2,766	—	—	2,766	—	2,766
Equity securities	11,217	—	—	11,217	—	11,217
Precious metals trading	—	1,334	—	1,334	—	1,334
Derivatives:(2)
Interest rate contracts	8	1,949	3	1,960	—	1,960
Foreign exchange contracts	—	16,434	1	16,435	—	16,435
Equity contracts	3	1,113	84	1,200	—	1,200
Precious metals contracts	6	1,897	—	1,903	—	1,903
Credit contracts	—	239	2	241	—	241
Other contracts(3)	—	—	6	6	—	6
Derivatives netting	—	—	—	—	(20,141)	(20,141)
Total derivatives	17	21,632	96	21,745	(20,141)	1,604
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	7,475	15,505	—	22,980	—	22,980
Asset-backed securities:
Home equity	—	—	12	12	—	12
Other	—	—	89	89	—	89
Debt securities issued by foreign entities	1,616	303	—	1,919	—	1,919
Loans(5)	—	16	—	16	—	16
Loans held for sale(5)	—	268	36	304	—	304
Other assets:
Mortgage servicing rights	—	—	20	20	—	20
Equity securities	—	122	—	122	—	122
Equity securities measured at net asset value(6)	—	—	—	145	—	145
Total assets	$25,984	$39,934	$253	$66,316	$(20,141)	$46,175
Liabilities:
Domestic deposits(5)	$—	$1,255	$250	$1,505	$—	$1,505
Trading liabilities, excluding derivatives	1,228	111	—	1,339	—	1,339
Derivatives:(2)
Interest rate contracts	18	1,382	8	1,408	—	1,408
Foreign exchange contracts	—	16,430	1	16,431	—	16,431
Equity contracts	—	425	182	607	—	607
Precious metals contracts	1	1,616	—	1,617	—	1,617
Credit contracts	—	128	—	128	—	128
Other contracts(3)	—	—	46	46	—	46
Derivatives netting	—	—	—	—	(18,071)	(18,071)
Total derivatives	19	19,981	237	20,237	(18,071)	2,166
Long-term debt(5)	—	6,012	1,977	7,989	—	7,989
Total liabilities	$1,247	$27,359	$2,464	$31,070	$(18,071)	$12,999

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2022	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,670	$369	$—	$2,039	$—	$2,039
Debt securities issued by foreign entities	6,337	54	—	6,391	—	6,391
Equity securities	7,855	—	—	7,855	—	7,855
Precious metals trading	—	3,831	—	3,831	—	3,831
Derivatives:(2)
Interest rate contracts	8	1,846	2	1,856	—	1,856
Foreign exchange contracts	—	15,734	10	15,744	—	15,744
Equity contracts	—	956	72	1,028	—	1,028
Precious metals contracts	—	1,201	—	1,201	—	1,201
Credit contracts	—	108	2	110	—	110
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(18,278)	(18,278)
Total derivatives	8	19,845	91	19,944	(18,278)	1,666
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	8,195	17,196	—	25,391	—	25,391
Asset-backed securities:
Home equity	—	—	15	15	—	15
Other	—	—	93	93	—	93
Debt securities issued by foreign entities	1,740	106	—	1,846	—	1,846
Loans(5)	—	20	—	20	—	20
Loans held for sale(5)	—	188	49	237	—	237
Other assets:
Mortgage servicing rights	—	—	22	22	—	22
Equity securities		127		127	—	127
Equity securities measured at net asset value(6)	—	—	—	140	—	140
Other(5)(7)	—	325	—	325	—	325
Total assets	$25,805	$42,061	$270	$68,276	$(18,278)	$49,998
Liabilities:
Domestic deposits(5)	$—	$1,181	$373	$1,554	$—	$1,554
Trading liabilities, excluding derivatives	837	—	—	837	—	837
Derivatives:(2)
Interest rate contracts	6	1,471	7	1,484	—	1,484
Foreign exchange contracts	—	15,500	10	15,510	—	15,510
Equity contracts	4	625	298	927	—	927
Precious metals contracts	1	1,254	—	1,255	—	1,255
Credit contracts	—	106	—	106	—	106
Other contracts(3)	—	—	38	38	—	38
Derivatives netting	—	—	—	—	(17,154)	(17,154)
Total derivatives	11	18,956	353	19,320	(17,154)	2,166
Long-term debt(5)	—	5,739	2,639	8,378	—	8,378
Other liabilities(5)(7)	—	325	—	325	—	325
Total liabilities	$848	$26,201	$3,365	$30,414	$(17,154)	$13,260

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $1,414 million and $1,614 million and trading derivative liabilities of $1,969 million and $1,966 million at September 30, 2023 and December 31, 2022, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 10, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive loss, derivative assets and liabilities are recorded at fair value through net income.
(3)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
(4)Securities available-for-sale are recorded at fair value through other comprehensive loss. Changes in the allowance for credit losses on securities available-for-sale are recorded through net income.

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
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2023 and 2022. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(5)	$—	$—	$—	$—	$—	$—	$—	$(5)	$—	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(25)	(83)	—	—	—	3	4	3	(98)	(63)	—
Credit contracts	2	—	—	—	—	—	—	—	2	—	—
Other contracts(2)	(24)	(31)	—	—	—	15	—	—	(40)	—	—
Asset-backed securities available-for-sale(3)	105	—	(2)	—	—	(2)	—	—	101	—	(2)
Loans held for sale(4)	3	2	—	—	—	—	36	(5)	36	—	—
Mortgage servicing rights(5)	21	(1)	—	—	—	—	—	—	20	(1)	—
Total assets	$77	$(113)	$(2)	$—	$—	$16	$40	$(2)	$16	$(64)	$(2)
Liabilities:
Domestic deposits(4)	$(241)	$6	$1	$—	$(43)	$26	$—	$1	$(250)	$7	$1
Long-term debt(4)	(2,291)	37	—	—	(198)	326	(48)	197	(1,977)	60	—
Total liabilities	$(2,532)	$43	$1	$—	$(241)	$352	$(48)	$198	$(2,227)	$67	$1

HSBC USA Inc.

	Jan. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(5)	$—	$—	$—	$—	$—	$—	$—	$(5)	$—	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(226)	106	—	—	—	21	3	(2)	(98)	35	—
Credit contracts	2	—	—	—	—	—	—	—	2	—	—
Other contracts(2)	(33)	(40)	—	—	—	33	—	—	(40)	—	—
Asset-backed securities available-for-sale(3)	108	—	(3)	—	—	(4)	—	—	101	—	(3)
Loans held for sale(4)	49	2	—	3	—	(37)	36	(17)	36	—	—
Mortgage servicing rights(5)	22	(1)	—	—	—	(1)	—	—	20	(1)	—
Total assets	$(83)	$67	$(3)	$3	$—	$12	$39	$(19)	$16	$34	$(3)
Liabilities:
Domestic deposits(4)	$(373)	$5	$2	$—	$(44)	$128	$—	$32	$(250)	$10	$2
Long-term debt(4)	(2,639)	(253)	3	—	(572)	768	(84)	800	(1,977)	(81)	3
Total liabilities	$(3,012)	$(248)	$5	$—	$(616)	$896	$(84)	$832	$(2,227)	$(71)	$5

HSBC USA Inc.

	Jul. 1, 2022	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2022	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(4)	$(1)	$—	$—	$—	$—	$—	$—	$(5)	$(1)	$—
Equity contracts	(282)	(69)	—	—	—	13	(17)	9	(346)	(63)	—
Credit contracts	(1)	1	—	—	—	—	—	—	—	1	—
Other contracts(2)	(47)	4	—	—	—	14	—	—	(29)	—	—
Asset-backed securities available-for-sale(3)	113	—	(5)	—	—	(1)	—	—	107	—	(5)
Mortgage servicing rights(5)	22	—	—	—	1	—	—	—	23	—	—
Total assets	$(199)	$(65)	$(5)	$—	$1	$26	$(17)	$9	$(250)	$(63)	$(5)
Liabilities:
Domestic deposits(4)	$(500)	$17	$—	$—	$—	$104	$(26)	$27	$(378)	$13	$—
Long-term debt(4)	(2,093)	72	—	—	(367)	118	(135)	89	(2,316)	76	—
Total liabilities	$(2,593)	$89	$—	$—	$(367)	$222	$(161)	$116	$(2,694)	$89	$—

HSBC USA Inc.

	Jan. 1, 2022	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2022	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$—	$(2)	$—	$—	$—	$—	$(3)	$—	$(5)	$(2)	$—
Foreign exchange contracts	(2)	2	—	—	—	—	—	—	—	—	—
Equity contracts	46	(410)	—	—	—	(39)	5	52	(346)	(345)	—
Credit contracts	(2)	2	—	—	—	—	—	—	—	2	—
Other contracts(2)	(33)	(27)	—	—	—	31	—	—	(29)	—	—
Asset-backed securities available-for-sale(3)	120	—	(9)	—	—	(4)	—	—	107	—	(9)
Mortgage servicing rights(5)	16	4	—	—	3	—	—	—	23	2	—
Total assets	$145	$(431)	$(9)	$—	$3	$(12)	$2	$52	$(250)	$(343)	$(9)
Liabilities:
Domestic deposits(4)	$(535)	$62	$1	$—	$—	$220	$(156)	$30	$(378)	$46	$1
Long-term debt(4)	(1,853)	425	16	—	(1,025)	318	(372)	175	(2,316)	369	16
Total liabilities	$(2,388)	$487	$17	$—	$(1,025)	$538	$(528)	$205	$(2,694)	$415	$17

(1)Level 3 net derivatives included derivative assets of $96 million and derivative liabilities of $237 million at September 30, 2023 and derivative assets of $107 million and derivative liabilities of $487 million at September 30, 2022. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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
(4)Excluding unrealized gains (losses) on fair value option liabilities attributable to our own credit spread, which are recorded in other comprehensive loss, gains (losses) on fair value option assets and liabilities are included in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
(5)Gains (losses) on mortgage servicing rights are included in other income (loss) in the consolidated statement of income.

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at September 30, 2023 and December 31, 2022:

September 30, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(5)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	71% - 90%	86%
			Interest rate yield curve	10%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	59bps	N/A
Equity derivative contracts(2)	$(98)	Option pricing model	Equity / Equity Index volatility	6% - 95%	31%
			Equity / Equity and Equity / Index correlation	49% - 97%	83%
			Equity forward price	$38 - $5,778	$1,312
Credit derivative contracts	$2	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	849bps - 1,173bps	1,144bps
Other derivative contracts	$(40)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.3 years	N/A
Asset-backed securities available-for-sale	$101	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$36	Market comparables and internal assumptions	Adjusted market price	85% - 90%	88%
Mortgage servicing rights	$20	Discounted cash flows	Constant prepayment rates	6% - 14%	6%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$72 - $78 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(250)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 29%	14%
			Equity / Equity and Equity / Index correlation	49% - 92%	70%
Long-term debt (structured notes)(2)(3)	$(1,977)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 95%	22%
			Equity / Equity and Equity / Index correlation	53% - 97%	83%
			Credit default swap spreads	1,054bps	NA

HSBC USA Inc.

December 31, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(5)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	51% - 99%	84%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	103bps	N/A
Equity derivative contracts(2)	$(226)	Option pricing model	Equity / Equity Index volatility	8% - 101%	42%
			Equity / Equity and Equity / Index correlation	45% - 99%	85%
			Equity forward price	$39 - $5,271	$1,243
Credit derivative contracts	$2	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	491bps - 902bps	885bps
Other derivative contracts	$(33)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$108	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$49	Market comparables and internal assumptions	Adjusted market price	5% - 80%	42%
Mortgage servicing rights	$22	Discounted cash flows	Constant prepayment rates	6% - 14%	6%
			Discount rate	9% - 13%	9%
			Estimated annualized costs to service	$72 - $76 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(373)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 24%	19%
			Equity / Equity and Equity / Index correlation	49% - 88%	63%
Long-term debt (structured notes)(2)(3)	$(2,639)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 55%	29%
			Equity / Equity and Equity / Index correlation	45% - 99%	86%
			Credit default swap spreads	1,223bps	N/A

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
Significant Transfers Into and Out of Level 3 Measurements During the three and nine months ended September 30, 2023, we transferred $1 million and $32 million, respectively, of domestic deposits and $197 million and $800 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the three and nine months ended September 30, 2023, we transferred $48 million and $84 million, respectively, of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable. During the third quarter of 2023, we also transferred $36 million of commercial loans held for sale from Level 2 to Level 3 as the inputs used to value these loans have become less observable.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at September 30, 2023 and December 31, 2022. The gains (losses) during the three and nine months ended September 30, 2023 and 2022 are also included.

	Non-Recurring Fair Value Measurements at September 30, 2023				Total Gains (Losses) For the Three Months Ended September 30, 2023	Total Gains (Losses) For the Nine Months Ended September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans held for sale(1)	$—	$1	$—	$1	$—	$—
Consumer loans(2)	—	106	—	106	1	—
Commercial loans held for sale(3)	—	453	—	453	6	(31)
Commercial loans(4)	—	—	213	213	(6)	(15)
Leases(5)	—	—	—	—	—	(14)
Total assets at fair value on a non-recurring basis	$—	$560	$213	$773	$1	$(60)

	Non-Recurring Fair Value Measurements at December 31, 2022				Total Gains (Losses) For the Three Months Ended September 30, 2022	Total Gains (Losses) For the Nine Months Ended September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans held for sale(1)	$—	$1	$—	$1	$(3)	$(11)
Consumer loans(2)	—	112	—	112	1	4
Commercial loans held for sale(3)	—	—	—	—	(13)	(10)
Commercial loans(4)	—	—	52	52	3	3
Leases(5)	—	—	—	—	(4)	(1)
Total assets at fair value on a non-recurring basis	$—	$113	$52	$165	$(16)	$(15)

(1)At September 30, 2023 and December 31, 2022, the fair value of the loans held for sale was below cost.
(2)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(3)At September 30, 2023 and December 31, 2022, the fair value of the loans held for sale was below cost.
(4)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.
(5)During the nine months ended September 30, 2023, we wrote down the lease ROU assets and leasehold improvement assets associated with the exit of certain office space. During the three and nine months ended September 30, 2022, we wrote down the lease ROU assets and leasehold improvement assets associated with the exit of certain office space.

HSBC USA Inc.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at September 30, 2023 and December 31, 2022:

At September 30, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$213	Valuation of third party appraisal on underlying collateral	Loss severity rates	1% - 54%	17%

At December 31, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$52	Valuation of third party appraisal on underlying collateral	Loss severity rates	11% - 47%	31%

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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $21 million and $25 million at September 30, 2023 and December 31, 2022, respectively.
The following tables provide additional information relating to our available-for-sale asset-backed securities at September 30, 2023:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$12
BBB - B	Other	89
		$101

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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at September 30, 2023 and December 31, 2022, and their classification within the fair value hierarchy:

September 30, 2023	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$31,629	$31,629	$784	$30,826	$19
Federal funds sold and securities purchased under agreements to resell	7,749	7,749	—	7,749	—
Securities held-to-maturity, net of allowance for credit losses	13,976	12,937	—	12,937	—
Commercial loans, net of allowance for credit losses	38,387	38,740	—	—	38,740
Commercial loans held for sale	544	544	—	544	—
Consumer loans, net of allowance for credit losses	18,613	15,966	—	—	15,966
Consumer loans held for sale	2	2	—	2	—
Financial liabilities:
Short-term financial liabilities	$8,053	$8,053	$—	$8,034	$19
Deposits	118,423	118,384	—	118,384	—
Long-term debt	10,432	10,975	—	10,975	—

December 31, 2022	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$18,802	$18,802	$1,004	$17,744	$54
Federal funds sold and securities purchased under agreements to resell	23,085	23,085	—	23,085	—
Securities held-to-maturity, net of allowance for credit losses	7,317	6,862	—	6,862	—
Commercial loans, net of allowance for credit losses	41,266	42,050	—	—	42,050
Commercial loans held for sale	112	112	—	112	—
Consumer loans, net of allowance for credit losses	17,510	15,984	—	—	15,984
Consumer loans held for sale	5	5	—	5	—
Financial liabilities:
Short-term financial liabilities	$5,999	$5,999	$—	$5,945	$54
Deposits	121,669	121,652	—	121,652	—
Long-term debt	9,213	9,769	—	9,769	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $162 million and $158 million at September 30, 2023 and December 31, 2022, respectively.

HSBC USA Inc.
20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 30, "Litigation and Regulatory Matters," in our 2022 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three-month period ended March 31, 2023 (the "2023 First Quarter Form 10-Q") and the six-month period ended June 30, 2023 (the "2023 Second Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2022 Form 10-K, our 2023 First Quarter Form 10-Q and our 2023 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2022 Form 10-K, our 2023 First Quarter Form 10-Q and our 2023 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 30, "Litigation and Regulatory Matters," in our 2022 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2023 First Quarter Form 10-Q and our 2023 Second Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $100 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate. As it concerns the disclosed investigations, based on the facts currently known for each of them, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of a resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
First Citizens Litigation Defendants filed a motion to dismiss in August 2023.
Anti-Terrorism Act Cases
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In October 2023, the U.S. Supreme Court denied plaintiffs' petition for review of the decision by the U.S. Court of Appeals for the Second Circuit affirming dismissal of the action.
Dana Bernhardt et al. v. HSBC Holdings plc, et al. In October 2023, the U.S. Supreme Court denied plaintiffs' petition for review of the decision by the U.S. Court of Appeals for the D.C. Circuit affirming dismissal of the action.

HSBC USA Inc.
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
Economic Environment  The U.S. economy continued to grow during the first nine months of 2023 despite continued pressures from high inflation and rising interest rates, which are expected to lead to a slowdown of future economic growth. In addition, bank failures earlier in the year have raised concerns about potential weakness in the banking sector, which has contributed to tighter credit conditions for households and businesses, further weighing on economic activity. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 4.9 percent in the third quarter of 2023, while the personal consumption expenditures price index of 3.4 percent in September 2023 remained above the FRB's target inflation rate. After increasing short-term interest rates by a total of 100 basis points during the first eight months of 2023, the FRB decided to hold short-term interest rates steady in September while indicating that an additional rate increase during the fourth quarter of 2023 is likely depending upon future economic conditions.
Although economic conditions improved during the third quarter of 2023 driven by better than expected economic growth, economic uncertainty remains due to high inflation, rising interest rates and the expectation for slowing future economic growth, which will continue to impact our business in future periods. Concerns over domestic and global policy issues, trade policy in the U.S. and geopolitical events, including the recent turmoil in the Middle East, as well as the implications of those events on the markets in general, further add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a recession. Interest rate levels, inflation and economic growth, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2023 and beyond.
Performance, Developments and Trends Regional bank failures earlier in 2023 triggered turmoil throughout the banking industry as contagion fears spread. To date, we have not experienced any significant impact to our liquidity, deposits or funding capabilities as a result of this industry turmoil. In May 2023, the Federal Deposit Insurance Corporation ("FDIC") issued a proposed rule that would impose a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. The special assessment would be based on an insured depository institution's estimated uninsured deposits reported as of December 31, 2022 and would be collected over eight quarterly assessment periods beginning with the first quarter of 2024. If finalized as proposed, the special assessment is expected to result in approximately $230 million of additional deposit insurance assessment fees for HUSI, which will be accrued once the rule becomes final, which is expected to occur in the fourth quarter. Because the estimated loss to the Deposit Insurance Fund will be periodically adjusted as actual losses are incurred, the FDIC would retain the ability to cease collection early or extend the special assessment collection period, as needed.
During the second quarter of 2023, we transferred certain commercial real estate loans to held for sale with a carrying value of $507 million as part of an effort to reduce exposure to this sector. We recorded a lower of amortized cost or fair value adjustment of $34 million upon transferring these loans to held for sale. During the third quarter of 2023, a portion of these loans with a carrying value of $58 million was transferred back to held for investment, resulting in the reversal of $4 million of the lower of amortized cost or fair value adjustment. See Note 8, "Loans Held for Sale," in the accompanying consolidated financial statements for additional information.
During the second quarter of 2023, we paid a dividend on our common stock of $1.0 billion from retained earnings to HSBC North America.
In September 2023, our Markets and Securities Services business segment entered into an agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc. We continue to provide sales and trading services to HSBC Bank Plc in support of these activities, which allows us to record sales commissions and performance fees for such activities while holding fewer assets on our balance sheet. As the transfer was between affiliates under common control, the consideration received in excess of our carrying value resulted in an increase to additional paid-in-capital of $8 million, net of tax. In conjunction with the agreement, during the third quarter of 2023, we also transferred a portion of our precious metals trading assets inventory with a fair value of approximately $0.9 billion to HSBC Bank plc.

HSBC USA Inc.
The following tables set forth selected financial metrics of HUSI for the three and nine months ended September 30, 2023 and 2022 and at September 30, 2023 and December 31, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars are in millions)
Net income	$182	$161	$550	$452
Rate of return on average:
Total assets	.4%	.4%	.4%	.3%
Common equity	6.3	4.6	6.0	3.8
Tangible common equity(1)	6.5	4.8	6.3	3.9
Total equity	6.1	4.2	6.0	3.8
Net interest margin	.95	1.36	1.12	1.26
Efficiency ratio	74.0	72.2	71.4	74.1
Commercial net charge-off ratio(2)	.31	.01	.11	.05
Consumer net charge-off ratio(2)	—	(.05)	.04	(.09)

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Common equity	$11,484	$13,879	$12,003	$14,634
Less: Goodwill	458	458	458	458
Tangible common equity	$11,026	$13,421	$11,545	$14,176
(2)Excludes loans held for sale.

	September 30, 2023	December 31, 2022
Additional Select Ratios:
Allowance as a percent of loans(1)	1.00%	.98%
Commercial allowance as a percent of loans(1)	1.44	1.32
Consumer allowance as a percent of loans(1)	.08	.19
Loans to deposits ratio(2)	48.25	48.00
Common equity Tier 1 capital to risk-weighted assets	13.5	13.5
Tier 1 capital to risk-weighted assets	13.8	13.8
Total capital to risk-weighted assets	16.2	16.1
Tier 1 leverage ratio	8.2	8.5
Total equity to total assets	7.0	7.4

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $182 million and $550 million during the three and nine months ended September 30, 2023, respectively, compared with $161 million and $452 million during the three and nine months ended September 30, 2022, respectively. Income before income tax was $239 million and $725 million during the three and nine months ended September 30, 2023, respectively, compared with $224 million and $603 million during the three and nine months ended September 30, 2022, respectively. The increase in income before income tax during the three months ended September 30, 2023 was due primarily to higher other revenues driven by higher trading revenue and, to a lesser extent, a lower provision for credit losses. These increases were partially offset by lower net interest income as interest expense on deposits and interest bearing liabilities grew faster than interest income on loans and interest bearing assets.
In the year-to-date period, the increase in income before income tax was due primarily to higher other revenues driven by higher trading revenue. Also contributing to the increase were lower operating expenses driven by the completion of our strategic plan to restructure our operations ("Restructuring Plan"), including the non-recurrence of $191 million of costs related to the delivery of our Restructuring Plan ("Costs to Achieve") recorded during the nine months ended September 30, 2022 as

HSBC USA Inc.
discussed further below as well as a lower provision for credit losses. These increases were partially offset by lower net interest income for the reasons discussed above.
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
London Interbank Offered Rate ("LIBOR") Transition Regulators and central banks in various national jurisdictions have been working to help transition from interbank offered rates to acceptable alternative rates, such as the Secured Overnight Financing Rate. As previously disclosed, the remaining overnight, one-month, three-month, six-month and twelve-month U.S. dollar ("USD") LIBOR tenors have either ceased to be provided by any administrator or become no longer representative immediately after June 30, 2023. Substantially all of our remaining USD LIBOR-based contracts, consisting primarily of contracts for loans, derivatives and debt, were successfully transitioned onto replacement rates, were set to automatically transition at the first applicable reset subsequent to June 30, 2023 or included appropriate fallback provisions upon cessation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Profit before tax – U.S. GAAP basis	$239	$224	$725	$603
Adjustments:
Other long-lived assets	7	—	202	23
Loans held for sale	(6)	18	28	24
Renewable energy tax credit investments	4	6	13	19
Gain on transfer of precious metals trading client relationships to an affiliate	10	—	10	—
Expected credit losses	8	28	4	102
Other	(5)	1	(3)	(1)
Profit before tax – Group Reporting Basis	$257	$277	$979	$770
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2022 Form 10-K. In addition, see Note 15, "Business Segments," in the accompanying consolidated financial statements for a discussion of significant changes since December 31, 2022 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results. Differences in reported profit before tax in the table above that were individually significant for the periods presented are explained below.
During the nine months ended September 30, 2023, other long-lived assets in the table above reflects a reversal of $149 million of impairment charges under the Group Reporting Basis related to capitalized software and leasehold improvements primarily associated with our Wealth and Personal Banking business segment which were previously written-off. In 2020, we recorded an impairment charge under the Group Reporting Basis related to the write-off of all the capitalized software and a portion of the leasehold improvements primarily associated with our Wealth and Personal Banking business segment, while under U.S. GAAP no impairment charge was required. Subsequent to recognition of the impairment charge in 2020, expenditures for software

HSBC USA Inc.
development and newly completed leasehold improvements in our Wealth and Personal Banking business segment were capitalized and amortized over their useful lives under U.S. GAAP, but not under the Group Reporting Basis. Consequently, the carrying amounts of capitalized software and leasehold improvements were higher under U.S. GAAP than under the Group Reporting Basis and, as a result, corresponding amortization expense was higher under U.S. GAAP. During the second quarter of 2023, we determined that the cash generating unit was no longer impaired under the Group Reporting Basis and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that have since been sold. In addition, during the first half of 2023, we recorded $22 million of lease related impairment charges under U.S. GAAP associated with the exit of certain office space, while under the Group Reporting Basis, impairment was recognized when we committed to vacate the space in the fourth quarter of 2022.
During the nine months ended September 30, 2022, amortization expense for long-lived assets was higher under U.S. GAAP due primarily to the impact of the impairment charge recorded under the Group Reporting Basis in 2020 as discussed above. Higher expense under U.S. GAAP was partially offset by the impairment of newly completed leasehold improvements in our Wealth and Personal Banking business segment under the Group Reporting Basis, while under U.S. GAAP they were capitalized and amortized.
During the nine months ended September 30, 2023, we transferred certain loans to held for sale which under U.S. GAAP requires the loans to be carried at the lower of amortized cost or fair value which resulted in lower of amortized cost or fair value adjustments on the loans. Under the Group Reporting Basis, loans held for sale continue to be accounted for and credit losses continue to be measured in accordance with IFRS 9, "Financial Instruments," with any gain or loss recorded at the time of sale.
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
During the three and nine months ended September 30, 2023, we transferred certain precious metals trading client relationships to an affiliate which under the Group Reporting Basis required the gain to be recorded in earnings. Under U.S. GAAP, since the transfer was between affiliates under common control, the gain was reflected as a capital transaction and recorded in common equity as a component of additional paid-in capital. See Note 15, "Business Segments," in the accompanying consolidated financial statements for additional discussion.
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

HSBC USA Inc.
Balance Sheet Review

The following table provides balance sheet totals at September 30, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	September 30, 2023	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$39,359	$(2,474)	(5.9)%
Loans, net	57,016	(1,780)	(3.0)
Loans held for sale	850	496	*
Trading assets	20,378	(1,352)	(6.2)
Securities	38,976	4,314	12.4
All other assets	7,778	498	6.8
	$164,357	$(298)	(.2)%
Period end liabilities and equity:
Total deposits	$119,928	$(3,295)	(2.7)%
Trading liabilities	3,308	505	18.0
Short-term borrowings	8,034	2,089	35.1
Long-term debt	18,421	830	4.7
Interest, taxes and other liabilities	3,116	136	4.6
Total equity	11,550	(563)	(4.6)
	$164,357	$(298)	(.2)%

*Percentage change is greater than 100 percent.
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2022 due primarily to net purchases of securities and lower deposits as discussed in detail below. These decreases were partially offset by higher short-term borrowings as well as declines in commercial loans and precious metals trading asset positions.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at September 30, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	September 30, 2023	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$6,905	$(1,058)	(13.3)%
Business and corporate banking	15,767	(308)	(1.9)
Global banking(1)	9,949	(629)	(5.9)
Other commercial(2)	6,328	(873)	(12.1)
Total commercial	38,949	(2,868)	(6.9)
Consumer loans:
Residential mortgages	17,966	1,128	6.7
Home equity mortgages	373	3	.8
Credit cards	196	(17)	(8.0)
Other consumer	108	(34)	(23.9)
Total consumer	18,643	1,080	6.1
Total loans	57,592	(1,788)	(3.0)
Allowance for credit losses(3)	576	(8)	(1.4)
Loans, net	$57,016	$(1,780)	(3.0)%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)Includes loans to HSBC affiliates which totaled $2,891 million and $3,557 million at September 30, 2023 and December 31, 2022, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans decreased compared with December 31, 2022 due to paydowns and maturities exceeding new business activity as we continued to apply a disciplined lending approach. Also contributing to the decrease were lower loans to affiliates as well as the transfer of certain commercial real estate loans to held for sale as discussed below. The decline in commercial non-affiliate loans was primarily in the real estate, software and diversified financials industries, partially offset by an increase in the utilities industry.
Consumer loans increased compared with December 31, 2022 driven by continued growth in residential mortgage loans.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	September 30, 2023		December 31, 2022
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.7%	98.2%	98.5%	98.9%
80% < LTV < 90%	1.3	1.8	1.5	1.1
90% < LTV < 100%	—	—	—	—
LTV > 100%	—	—	—	—
Average LTV for portfolio	49.8	45.8	48.8	43.1

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
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at June 30, 2023 and September 30, 2022, respectively.

HSBC USA Inc.
Loans Held for Sale  The following table summarizes loans held for sale at September 30, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	September 30, 2023	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$443	$443	*
Global banking	405	56	16.0
Total commercial	848	499	*
Consumer loans:
Residential mortgages	2	(3)	(60.0)
Total consumer	2	(3)	(60.0)
Total loans held for sale	$850	$496	*

*Percentage change is greater than 100 percent.
Commercial loans held for sale increased compared with December 31, 2022. During the second quarter of 2023, we transferred certain commercial real estate loans to held for sale with a carrying value of $507 million as part of an effort to reduce exposure to this sector. During the third quarter of 2023, a portion of these loans with a carrying value of $58 million was transferred back to held for investment as we now intend to hold these loans for the foreseeable future. At September 30, 2023, the carrying value of the remaining loans held for sale was $443 million.
Also included in commercial loans held for sale are certain other loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $101 million and $112 million at September 30, 2023 and December 31, 2022, respectively.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $304 million and $237 million at September 30, 2023 and December 31, 2022, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
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
Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was $31 million and nil at September 30, 2023 and December 31, 2022, respectively. The valuation allowance on consumer loans held for sale was nil at both September 30, 2023 and December 31, 2022.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at September 30, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	September 30, 2023	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$17,630	$1,345	8.3%
Precious metals	1,334	(2,497)	(65.2)
Derivatives, net	1,414	(200)	(12.4)
	$20,378	$(1,352)	(6.2)%
Trading liabilities:
Securities sold, not yet purchased	$1,228	$391	46.7%
Payables for precious metals	111	111	*
Derivatives, net	1,969	3	.2
	$3,308	$505	18.0%

*Percentage change is greater than 100 percent.
(1)See Note 4, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were higher compared with December 31, 2022 due primarily to increases in equity and U.S. Treasury positions, partially offset by a decrease in foreign sovereign positions. Trading security positions are primarily held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were also higher compared with December 31, 2022 due to an increase in short U.S. Treasury positions related to economic hedges of trading security positions held for Community Reinvestment Act purposes.
Precious metals trading assets were lower compared with December 31, 2022 due primarily to declines in our own gold and silver inventory positions, including the transfer of a portion of our precious metals inventory with a fair value of approximately $0.9 billion to HSBC Bank plc during the third quarter of 2023. Payables for precious metals were higher compared with December 31, 2022 reflecting an increase in borrowing of silver inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset balances decreased compared with December 31, 2022 as higher balances from market movements and increased commodity positions associated with the execution of a risk transfer as discussed below were more than offset by the impacts of higher netting of cash collateral posted and higher netting of outstanding positions. In September 2023, we entered into derivative transactions to transfer the substantial majority of the market risk associated with our precious metals positions to HSBC Bank plc, where it will be centrally managed going forward. Derivative liability balances were flat compared with December 31, 2022 as higher balances from market movements and increased commodity positions associated with the execution of a risk transfer as discussed above were offset by the impacts of higher netting of cash collateral posted and higher netting of outstanding positions. Market movements resulted in higher valuations of foreign exchange and commodity derivatives.
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
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets were higher compared with December 31, 2022 due primarily to increases in outstanding clearing receivables from correspondent banks, prepaid expenses and accrued interest receivables. These increases were partially offset by lower assets associated with client share repurchase transactions.

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at September 30, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	September 30, 2023	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$106,534	$(1,636)	(1.5)%
Domestic and foreign banks	10,323	(2,033)	(16.5)
U.S. government and states and political subdivisions	107	(53)	(33.1)
Foreign governments and official institutions	2,964	427	16.8
Total deposits	$119,928	$(3,295)	(2.7)%
Total deposits decreased compared with December 31, 2022 due primarily to the continued attrition of retail savings and demand deposits driven by the competitive rate environment and clients seeking higher return investments as well as lower deposits from affiliates. These decreases were partially offset by increased time deposits.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2022 reflecting increases in federal funds purchased and commercial paper outstanding.
Long-Term Debt  Long-term debt increased compared with December 31, 2022 due to debt issuances and fair value movements on fair value option debt, partially offset by debt retirements. Debt issuances during the three and nine months ended September 30, 2023 totaled $563 million and $3,475 million, respectively, of which nil and $7 million, respectively, was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $3,468 million of senior debt during the nine months ended September 30, 2023, which included $1,250 million of senior notes that were issued by HSBC USA in March as well as $2,218 million of structured notes. Total long-term debt outstanding under this shelf was $10,086 million and $9,597 million at September 30, 2023 and December 31, 2022, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $7 million during the nine months ended September 30, 2023. Total debt outstanding under this program was $1,931 million and $1,932 million at September 30, 2023 and December 31, 2022, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both September 30, 2023 and December 31, 2022.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities were higher compared with December 31, 2022 due primarily to increases in margin requirements related to futures trading, outstanding settlement balances related to security purchases and accrued interest payables. These increases were partially offset by lower liabilities associated with client share repurchase transactions.
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
The significant components of net interest margin are summarized in the following table:

		2023 Compared with 2022 Increase (Decrease)
Three Months Ended September 30,	2023	Volume	Rate	2022
	(dollars are in millions)
Interest income:
Short-term investments	$398	$(32)	$164	$266
Trading securities	72	11	8	53
Securities	414	20	191	203
Commercial loans	721	(52)	353	420
Consumer loans	166	8	23	135
Other	21	(5)	11	15
Total interest income	1,792	(50)	750	1,092
Interest expense:
Deposits	971	15	613	343
Short-term borrowings	139	17	71	51
Long-term debt	297	28	125	144
Tax liabilities and other	13	(1)	3	11
Total interest expense	1,420	59	812	549
Net interest income	$372	$(109)	$(62)	$543

Yield on total interest earning assets	4.59%			2.74%
Cost of total interest bearing liabilities	4.60			1.91
Interest rate spread	(.01)			.83
Benefit from net non-interest paying funds(1)	.96			.53
Net interest margin on average earning assets	.95%			1.36%

HSBC USA Inc.

		2023 Compared with 2022 Increase (Decrease)
Nine Months Ended September 30,	2023	Volume	Rate	2022
	(dollars are in millions)
Interest income:
Short-term investments	$1,224	$(77)	$898	$403
Trading securities	181	(1)	11	171
Securities	1,105	3	589	513
Commercial loans	2,084	(47)	1,164	967
Consumer loans	467	5	61	401
Other	58	(8)	34	32
Total interest income	5,119	(125)	2,757	2,487
Interest expense:
Deposits	2,596	(9)	2,069	536
Short-term borrowings	359	6	276	77
Long-term debt	843	62	480	301
Tax liabilities and other	32	—	11	21
Total interest expense	3,830	59	2,836	935
Net interest income	$1,289	$(184)	$(79)	$1,552

Yield on total interest earning assets	4.43%			2.02%
Cost of total interest bearing liabilities	4.28			1.06
Interest rate spread	.15			.96
Benefit from net non-interest paying funds(1)	.97			.30
Net interest margin on average earning assets	1.12%			1.26%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income decreased during the three and nine months ended September 30, 2023 due to higher interest expense from interest bearing liabilities driven by higher rates paid and higher long-term debt average balances, partially offset by higher interest income from interest bearing assets driven by higher yields. Also contributing to the decrease was the unfavorable impact of lower short-term investment and commercial loan average balances.
Short-term investments Interest income increased during the three and nine months ended September 30, 2023 due to higher yields reflecting the impact of higher market rates, partially offset by lower average balances.
Trading securities Interest income increased during the three and nine months ended September 30, 2023 due to higher yields reflecting the impact of higher market rates and, in the three-month period, higher average balances. Higher average balances in the three-month period were driven by increases in equity and U.S. Treasury positions, partially offset by a decline in foreign sovereign positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during the three and nine months ended September 30, 2023 due primarily to higher yields reflecting the impact of higher market rates. Also contributing to the increase in the three-month period were higher average balances driven by an increase in U.S. Government agency mortgage-backed securities, partially offset by a decline in U.S. Government sponsored mortgage-backed securities.
Commercial loans Interest income increased during the three and nine months ended September 30, 2023 due to higher yields reflecting the impact of higher market rates on variable rate loans and newly originated loans, partially offset by lower average balances.
Consumer loans Interest income was higher during the three and nine months ended September 30, 2023 due primarily to higher yields on residential mortgage and home equity mortgage loans reflecting the impact of higher market rates on variable rate loans and newly originated loans. Also contributing to the increase were higher average balances driven by growth in residential mortgage loans.

HSBC USA Inc.
Other Higher interest income during the three and nine months ended September 30, 2023 was due primarily to higher yields on cash collateral posted reflecting the impact of higher market rates, partially offset by lower average balances.
Deposits Interest expense increased during the three and nine months ended September 30, 2023 due primarily to higher rates paid reflecting the impact of higher market rates and, to a lesser extent, a shift in mix to higher cost time deposits. Also contributing to the increase in the three-month period were higher average balances driven by growth in commercial savings and demand deposits and higher time deposits which were partially offset by the attrition of retail savings and demand deposits as well as lower deposits from a few large private banking clients.
Short-term borrowings Higher interest expense during the three and nine months ended September 30, 2023 was due primarily to higher rates paid reflecting the impact of higher market rates and, to a lesser extent, higher average balances driven by increases in commercial paper outstanding and federal funds purchased.
Long-term debt Interest expense increased during the three and nine months ended September 30, 2023 due primarily to higher rates paid reflecting the impact of higher market rates on variable rate borrowings and newly issued debt. Also contributing to the increase, to a lesser extent, were higher average balances.
Tax liabilities and other Interest expense increased during the three and nine months ended September 30, 2023 due primarily to higher rates paid on securities sold, not yet repurchased reflecting the impact of higher market rates.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$(3)	$27	$(30)	*
Business and corporate banking	24	(11)	35	*
Global banking	(21)	2	(23)	*
Total commercial loans	—	18	(18)	(100.0)
Consumer loans:
Residential mortgages	2	2	—	—
Home equity mortgages	(1)	(2)	1	50.0
Credit cards	2	(2)	4	*
Other consumer	(1)	—	(1)	*
Total consumer loans	2	(2)	4	*
Total loans	2	16	(14)	(87.5)
Securities available-for-sale	—	(2)	2	100.0
Off-balance sheet credit exposures	(10)	11	(21)	*
Total provision for credit losses	$(8)	$25	$(33)	*

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$(57)	$116	$(173)	*
Business and corporate banking	93	(29)	122	*
Global banking	10	29	(19)	(65.5)
Other commercial	—	(3)	3	100.0
Total commercial loans	46	113	(67)	(59.3)
Consumer loans:
Residential mortgages	(20)	(3)	(17)	*
Home equity mortgages	4	(1)	5	*
Credit cards	3	2	1	50.0
Other consumer	(1)	(1)	—	—
Total consumer loans	(14)	(3)	(11)	*
Total loans	32	110	(78)	(70.9)
Securities held-to-maturity	—	(1)	1	100.0
Securities available-for-sale	—	(1)	1	100.0
Off-balance sheet credit exposures	16	(3)	19	*
Total provision for credit losses	$48	$105	$(57)	(54.3)%

*Percentage change is greater than 100 percent.
Our provision for credit losses decreased $33 million during the three months ended September 30, 2023 due to a lower provision for credit losses on off-balance sheet credit exposures and a lower provision for credit losses on our commercial loan portfolio. In the year-to-date period, our provision for credit losses decreased $57 million due to a lower provision for credit losses on both our commercial and consumer loan portfolios, partially offset by a higher provision for credit losses on off-balance sheet credit exposures.
The provision for credit losses on our commercial loan portfolio decreased $18 million during the three months ended September 30, 2023. The provision in the current year period reflects improved economic forecasts and a decline in credit reserves for risk factors associated with large loan exposures which were offset by an increase in credit reserves for risk factors associated with higher risk industry exposures as well as downgrades reflecting weakness in the financial condition of certain clients. In the prior year period, the loss provision was driven by the weakening of economic conditions which resulted in a worsening of economic forecasts and weakness in the financial condition of certain clients. The loss provision in the prior year period was partially offset by declines in credit reserves for risk factors associated with supply chain disruptions, higher risk industry exposures and energy price uncertainty.
In the year-to-date period, the provision for credit losses on our commercial loan portfolio decreased $67 million. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients and an increase in credit reserves for risk factors associated with higher risk industry exposures, partially offset by improved economic forecasts. In the prior year period, the loss provision was driven by the weakening of economic conditions which resulted in a worsening of economic forecasts and weakness in the financial condition of certain clients. Also contributing to the loss provision in the prior year period were higher provisions associated with loan growth and maturity extensions as well as an increase in credit reserves for risk factors associated with large loan exposures. The loss provision in the prior year period was partially offset by a decline in credit reserves for risk factors associated with supply chain disruptions.
The provision for credit losses on our consumer loan portfolio increased $4 million during the three months ended September 30, 2023 due primarily to a higher provision for credit losses on credit cards reflecting a modest loss provision compared with a modest release in credit loss reserves in the prior year period. In the year-to-date period, the provision for credit losses on our consumer loan portfolio decreased $11 million reflecting a higher release in credit loss reserves. The release in credit reserves in the current year period was driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in New York State foreclosure law. In the prior year period, the release in credit reserves

HSBC USA Inc.
was driven by the impact of net recoveries, partially offset by an increase in credit reserves for risk factors associated with economic uncertainty.
The provision for credit losses on off-balance sheet credit exposures decreased $21 million during the three months ended September 30, 2023 reflecting a release in credit loss reserves compared with a loss provision in the prior year period. The release in credit reserves in the current year period resulted from improved economic forecasts and a decline in credit reserves for risk factors associated with large loan exposures, while the loss provision in the prior year period resulted from the weakening of economic conditions.
In the year-to-date period, the provision for credit losses on off-balance sheet credit exposures increased $19 million reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period resulted from downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic forecasts, while the release in credit reserves in the prior year period resulted from improvements in the credit condition of certain clients, partially offset by the weakening of economic conditions.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Credit card fees, net	$13	$10	$3	30.0
Trust and investment management fees	33	39	(6)	(15.4)
Other fees and commissions	170	136	34	25.0
Trading revenue	277	163	114	69.9
Other securities gains, net	—	1	(1)	(100.0)
Servicing and other fees from HSBC affiliates	87	77	10	13.0
Gain (loss) on instruments designated at fair value and related derivatives	(9)	(29)	20	69.0
Gain on sale of branch disposal group, net	—	2	(2)	(100.0)
Other income (loss):
Valuation of loans held for sale	6	(15)	21	*
Residential mortgage banking revenue (expense)	1	(2)	3	*
Insurance	1	1	—	—
Miscellaneous income (loss)	(62)	(29)	(33)	*
Total other income (loss)	(54)	(45)	(9)	(20.0)
Total other revenues	$517	$354	$163	46.0%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Credit card fees, net	$36	$37	$(1)	(2.7)%
Trust and investment management fees	96	99	(3)	(3.0)
Other fees and commissions	475	474	1	.2
Trading revenue	730	296	434	*
Other securities gains, net	3	30	(27)	(90.0)
Servicing and other fees from HSBC affiliates	238	265	(27)	(10.2)
Gain (loss) on instruments designated at fair value and related derivatives	(29)	(4)	(25)	*
Gain on sale of branch disposal group, net	—	113	(113)	(100.0)
Other income (loss):
Valuation of loans held for sale	(31)	(21)	(10)	(47.6)
Residential mortgage banking revenue	2	2	—	—
Insurance	3	3	—	—
Miscellaneous income (loss)	(105)	(111)	6	5.4
Total other income (loss)	(131)	(127)	(4)	(3.1)
Total other revenues	$1,418	$1,183	$235	19.9%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net increased during the three months ended September 30, 2023 and was relatively flat in the year-to-date period. The increase in the three-month period reflects higher late fees.
Trust and investment management fees  Trust and investment management fees decreased during the three months ended September 30, 2023 due primarily to lower fees from liquidity funds reflecting lower average assets under management. In the year-to-date period, trust and investment management fees decreased due primarily to lower fees from private banking funds reflecting lower average assets under management which was partially offset by higher fees from liquidity funds driven by lower fee waivers reflecting the impact of higher market interest rates.
Other fees and commissions Other fees and commissions increased during the three months ended September 30, 2023 driven by higher fees from loan syndication, guarantees and account services reflecting higher business activity compared with the prior year period. In the year-to-date period, other fees and commissions were relatively flat as higher fees from loan syndication, guarantees and account services were largely offset by the non-recurrence of loan servicing fees recorded in the prior year period reflecting the temporary servicing agreement we entered into associated with the sale of a portfolio of mass market retail credit cards during the fourth quarter of 2021. See Note 13, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$85	$76	$9	11.8%
Metals	51	37	14	37.8%
Debt Markets	1	(2)	3	*
Securities Financing	130	24	106	*
Markets Treasury	11	31	(20)	(64.5)
Other trading(1)	(1)	(3)	2	66.7
Total trading revenue	$277	$163	$114	69.9%

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$240	$179	$61	34.1%
Metals	158	81	77	95.1
Debt Markets	2	(5)	7	*
Securities Financing	293	(29)	322	*
Markets Treasury	36	72	(36)	(50.0)
Legacy structured credit products	—	1	(1)	(100.0)
Other trading(1)	1	(3)	4	*
Total trading revenue	$730	$296	$434	*

*Percentage change is greater than 100 percent.
(1)Includes trading revenue related to Global Banking and Equities.
Trading revenue increased during the three and nine months ended September 30, 2023 due primarily to higher revenue in Securities Financing, Metals and Foreign Exchange as the unfavorable impacts of lower client volumes and lower balance sheet deployment were more than offset by the impact of higher market rates which impacts fair value. These increases were partially offset by lower Markets Treasury revenue driven by the lower performance of economic hedge positions used to manage interest rate risk.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and nine months ended September 30, 2023 we sold nil and $681 million, respectively, of primarily U.S. Treasury securities compared with $341 million and $1,343 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net were relatively flat during the three months ended September 30, 2023 and decreased in the year-to-date period. The decrease in the year-to-date period was driven by lower gains from the sale of U.S. Treasury securities and the impact of lower sales activity. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 5, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates increased during the three months ended September 30, 2023 due primarily to higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates, higher sales commissions from HSBC Bank plc and higher loan servicing fees from HSBC Markets (USA) Inc. ("HMUS"). In the year-to-date period, servicing and other fees from HSBC affiliates decreased as higher sales

HSBC USA Inc.
commissions from HSBC Bank plc and higher loan servicing fees from HMUS were more than offset by lower performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and certain client share repurchase transactions. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives increased during the three months ended September 30, 2023 attributable primarily to favorable fair value adjustments on commercial loans held for sale driven by a loss recorded in the prior year period on certain loans which were impacted by the weakening of economic conditions. Also contributing to the increase were favorable movements related to the economic hedging of interest rate risk and other risks within our hybrid instruments. In the year-to-date period, gain (loss) on instruments designated at fair value and related derivatives decreased as favorable fair value adjustments on commercial loans held for sale for the reasons discussed above were more than offset by unfavorable movements related to the economic hedging of interest rate risk and other risks within our hybrid instruments. See Note 11, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
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
Other income (loss)  Other income (loss) was lower during the three months ended September 30, 2023 due primarily to a loss of $34 million recorded during the third quarter of 2023 on the swap agreements entered into in conjunction with previous sales of Visa Class B shares primarily related to extending the expected timing of the final resolution of the related litigation. Also contributing to the decrease were higher valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships. These decreases were partially offset by lower losses on loan sales driven by a loss of $18 million recorded during the third quarter of 2022 on the sales of certain global banking loans as part of our Restructuring Plan as well as improved valuations on loans held for sale and lower losses associated with bank owned life insurance.
In the year-to-date period, other income (loss) was lower due primarily to a valuation loss associated with credit default swap protection compared with a valuation gain in the prior year period as well as higher valuation losses on loans held for sale and higher losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares. During the nine months ended September 30, 2023, we recorded a loss of $40 million primarily related to extending the expected timing of the final resolution of the related litigation compared with a loss of $31 million in the prior year period. These decreases were partially offset by lower losses associated with bank owned life insurance and lower losses on loan sales. During the nine months ended September 30, 2022, we recorded losses of $35 million on the sale of a portfolio of consumer mortgage loans and $21 million on the sales of certain global banking loans as part of our Restructuring Plan. The loss on sale of the portfolio of consumer mortgage loans was increased by $10 million during the second quarter of 2023 reflecting a repricing reserve adjustment.

HSBC USA Inc.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$134	$137	$(3)	(2.2)%
Support services from HSBC affiliates:
Fees paid to HTSU	241	244	(3)	(1.2)
Fees paid to HMUS	59	46	13	28.3
Fees paid to other HSBC affiliates	126	129	(3)	(2.3)
Total support services from HSBC affiliates	426	419	7	1.7
Occupancy expense, net	19	17	2	11.8
Other expenses:
Equipment and software	25	25	—	—
Marketing	5	6	(1)	(16.7)
Outside services	9	15	(6)	(40.0)
Professional fees	11	16	(5)	(31.3)
FDIC assessment fees	20	12	8	66.7
Miscellaneous	9	1	8	*
Total other expenses	79	75	4	5.3
Total operating expenses	$658	$648	$10	1.5%
Personnel - average number	1,970	2,412
Efficiency ratio	74.0%	72.2%

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$393	$429	$(36)	(8.4)%
Support services from HSBC affiliates:
Fees paid to HTSU	706	748	(42)	(5.6)
Fees paid to HMUS	167	129	38	29.5
Fees paid to other HSBC affiliates	362	379	(17)	(4.5)
Total support services from HSBC affiliates	1,235	1,256	(21)	(1.7)
Occupancy expense, net	59	47	12	25.5
Other expenses:
Equipment and software	81	75	6	8.0
Marketing	14	20	(6)	(30.0)
Outside services	32	50	(18)	(36.0)
Professional fees	34	90	(56)	(62.2)
FDIC assessment fees	58	39	19	48.7
Miscellaneous	28	21	7	33.3
Total other expenses	247	295	(48)	(16.3)
Total operating expenses	$1,934	$2,027	$(93)	(4.6)%
Personnel - average number	2,006	2,654
Efficiency ratio	71.4%	74.1%

*Percentage change is greater than 100 percent.
Salaries and employee benefits  Salaries and employee benefits expense decreased modestly during the three months ended September 30, 2023 as declines in salaries expense, severance costs and health care costs were largely offset by higher incentive

HSBC USA Inc.
compensation expense. In the year-to-date period, salaries and employee benefits expense decreased due primarily to lower salaries expense driven by staff reductions related to the completion of our Restructuring Plan, including the sale of the branch disposal group during the first quarter of 2022. Also contributing to the decrease were declines in severance costs and health care costs. These decreases were partially offset by higher incentive compensation costs.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates increased modestly during the three months ended September 30, 2023 and decreased in the year-to-date period as the non-recurrence of allocated Costs to Achieve as discussed below was more than offset in the three-month period and partially offset in the year-to-date period by higher cost allocations from our support service functions, primarily associated with global resourcing and other global support activities, as well as higher cost allocations from HMUS associated with Global Banking activities reflecting the impact of a higher utilization percentage and higher costs associated with our investments in systems infrastructure and new technologies. During the three and nine months ended September 30, 2022, we recorded $61 million and $156 million, respectively, of allocated Costs to Achieve from HTSU and other HSBC affiliates, primarily support service project costs and severance costs. A summary of the services received from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net increased modestly during the three months ended September 30, 2023 as higher depreciation expense was largely offset by lower lease impairment and other related costs related to the exit of certain office space. In the year-to-date period, occupancy expense, net increased due to higher lease impairment and other related costs related to the exit of certain office space and higher depreciation expense which were partially offset by lower operating lease costs driven by the completion of our Restructuring Plan.
Other expenses  Other expenses increased modestly during the three months ended September 30, 2023 as increases in litigation expense and deposit insurance assessment fees were largely offset by higher levels of expense capitalization related to internally developed software as well as declines in outside services expense and professional fees. In the year-to-date period, other expenses were lower due primarily to lower professional fees driven by lower attorney's fees, higher levels of expense capitalization related to internally developed software and lower outside services expense. These decreases were partially offset by increases in deposit insurance assessment fees and litigation expense.
Efficiency ratio  Our efficiency ratio increased during the three months ended September 30, 2023 due primarily to lower net interest income, partially offset by higher other revenues driven by higher trading revenue. In the year-to-date period, our efficiency ratio improved due to higher other revenues driven by higher trading revenue as well as lower operating expenses, partially offset by lower net interest income.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended September 30,	2023	2022
	(dollars are in millions)
Income before income tax	$239	$224
Income tax expense	57	63
Effective tax rate	23.8%	28.1%

Nine Months Ended September 30,	2023	2022
	(dollars are in millions)
Income before income tax	$725	$603
Income tax expense	175	151
Effective tax rate	24.1%	25.0%
During the three months ended September 30, 2023, income tax expense and the effective tax rate decreased due primarily to higher expected investment tax credits. In the year-to-date period, income tax expense increased driven by higher pre-tax income, while the effective tax rate decreased resulting primarily from higher expected investment tax credits.
Management evaluated the need for a valuation allowance against deferred tax assets at September 30, 2023 and December 31, 2022 and it was determined that a valuation allowance was not required.

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
During the second quarter of 2023, we implemented a change to our internal management reporting to report net funding charges associated with MSS trading activities within other operating income to better align with the trading revenue generated by such activities. Historically, these funding charges were reported within net interest income (expense). There was no impact to consolidated net interest income (expense) or other operating income as these net funding charges are reversed back into net interest income (expense) in the CC. As a result, we have aligned our segment reporting for MSS and CC to reflect this change for all periods presented. See Note 15, "Business Segments," in the accompanying consolidated financial statements for a table that summarizes the impact of this change on reported segment net interest income (expense) and other operating income for the three and nine months ended September 30, 2022.
There have been no other changes in the measurement of segment profit as compared with the presentation in our 2022 Form 10-K.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2022 Form 10-K. In addition, see Note 15, "Business Segments," in the accompanying consolidated financial statements for a discussion of significant changes since December 31, 2022 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$175	$211	$(36)	(17.1)%
Other operating income	28	62	(34)	(54.8)
Total operating income(1)	203	273	(70)	(25.6)
Expected credit losses	(5)	(19)	14	73.7
Net operating income	208	292	(84)	(28.8)
Operating expenses	194	187	7	3.7
Profit before tax	$14	$105	$(91)	(86.7)%

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$582	$565	$17	3.0%
Other operating income	132	257	(125)	(48.6)
Total operating income(1)	714	822	(108)	(13.1)
Expected credit losses	(3)	(21)	18	85.7
Net operating income	717	843	(126)	(14.9)
Operating expenses	420	626	(206)	(32.9)
Profit before tax	$297	$217	$80	36.9%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$113	$121	$(8)	(6.6)%
Retail banking mortgages, credit cards and other personal lending	39	42	(3)	(7.1)
Wealth and asset management products	26	27	(1)	(3.7)
Private banking	40	59	(19)	(32.2)
Retail business banking and other(2)	(15)	24	(39)	*
Total operating income	$203	$273	$(70)	(25.6)%

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$366	$305	$61	20.0%
Retail banking mortgages, credit cards and other personal lending	104	157	(53)	(33.8)
Wealth and asset management products	72	68	4	5.9
Private banking	142	163	(21)	(12.9)
Retail business banking and other(2)	30	129	(99)	(76.7)
Total operating income	$714	$822	$(108)	(13.1)%
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
Our WPB segment reported a lower profit before tax during the three months ended September 30, 2023 due primarily to lower net interest income, lower other operating income and higher expected credit losses. In the year-to-date period, our WPB segment reported a higher profit before tax due primarily to lower operating expenses driven by a reversal of $142 million of impairment charges recorded during the second quarter of 2023 related to capitalized software and leasehold improvements which were previously written-off. During the second quarter of 2023, we determined that the cash generating unit was no

HSBC USA Inc.
longer impaired and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that have since been sold. Also contributing to the increase in the year-to-date period was higher net interest income. These increases in the year-to-date period were partially offset by lower other operating income driven by the non-recurrence of a gain of $151 million recorded in the prior year period on the sale of the branch disposal group associated with the exit of our mass market retail banking business as well as higher expected credit losses.
Net interest income decreased during the three months ended September 30, 2023 due primarily to the unfavorable impact of lower deposits driven by the attrition of savings and demand deposits which was partially offset by the favorable impact of higher market rates. In the year-to-date period, net interest income increased as the unfavorable impact of lower deposits driven by attrition was more than offset by the favorable impact of higher market rates.
Other operating income decreased during the three months ended September 30, 2023 due primarily to a loss of $34 million recorded during the third quarter of 2023 on the swap agreements entered into in conjunction with previous sales of Visa Class B shares primarily related to extending the expected timing of the final resolution of the related litigation. In the year-to-date period, excluding the gain on sale of the branch disposal group as discussed above, other operating income increased due primarily to lower losses on loan sales. During the first quarter of 2022, we recorded a loss of $55 million on the sale of a portfolio of consumer mortgage loans. The loss on sale was increased by $10 million during the second quarter of 2023 reflecting a repricing reserve adjustment. This increase was partially offset by higher losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares. During the nine months ended September 30, 2023 we recorded a loss of $40 million primarily related to extending the expected timing of the final resolution of the related litigation compared with a loss of $31 million in the prior year period.
Expected credit losses increased during the three and nine months ended September 30, 2023 reflecting lower releases in credit loss reserves. The releases in credit reserves in the current year periods were driven by improvements in the credit quality of the portfolio and, in the year-to-date period, improved housing price forecasts. The release in the current year-to-date period was partially offset by a higher loss estimate for risk factors associated with a change in New York State foreclosure law. In the prior year periods, the releases in credit reserves were due primarily to a decline in unused credit card lines reflecting completion of the temporary servicing agreement we entered into associated with the sale of a portfolio of mass market retail credit cards during the fourth quarter of 2021.
Operating expenses increased during the three months ended September 30, 2023 due primarily to higher litigation expense and higher amortization expense for capitalized software due to the impact of the reversal of impairment charges as discussed above. These increases were partially offset by the non-recurrence of $10 million of lease impairment and other related costs recorded during the third quarter of 2022 primarily related to the impairment of newly completed leasehold improvements. In the year-to-date period, excluding the reversal of impairment charges as discussed above, operating expenses remained lower driven by the completion of our Restructuring Plan, including the sale of the branch disposal group during the first quarter of 2022, which resulted in declines in staff costs, operating lease costs, marketing expense and cost allocations from our technology and support service functions. Also contributing to the decrease were lower deposit insurance assessment fees and the non-recurrence of lease impairment and other related costs recorded in the prior year period as discussed above. These decreases were partially offset by higher litigation expense and higher amortization expense for capitalized software due to the impact of the reversal of impairment charges as discussed above.
Client Assets The following table provides information regarding private banking client assets during the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30,	2023	2022
	(in millions)
Client assets at beginning of period	$49,549	$66,181
Net new money (outflows)	(3,412)	(5,681)
Value change	9,384	(7,675)
Client assets at end of period	$55,521	$52,825

HSBC USA Inc.
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$285	$253	$32	12.6%
Other operating income	74	65	9	13.8
Total operating income(1)	359	318	41	12.9
Expected credit losses	8	(17)	25	*
Net operating income	351	335	16	4.8
Operating expenses	175	142	33	23.2
Profit before tax	$176	$193	$(17)	(8.8)%

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$858	$658	$200	30.4%
Other operating income	225	221	4	1.8
Total operating income(1)	1,083	879	204	23.2
Expected credit losses	38	10	28	*
Net operating income	1,045	869	176	20.3
Operating expenses	484	432	52	12.0
Profit before tax	$561	$437	$124	28.4%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$112	$114	$(2)	(1.8)%
Global Payments Solutions ("GPS")	176	137	39	28.5
Global Trade and Receivables Finance ("GTRF")	20	19	1	5.3
Investment banking products and other(2)	51	48	3	6.3
Total operating income	$359	$318	$41	12.9%

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$334	$333	$1	.3%
GPS	528	359	169	47.1
GTRF	56	58	(2)	(3.4)
Investment banking products and other(2)	165	129	36	27.9
Total operating income	$1,083	$879	$204	23.2%
(2)Includes allocated Markets Treasury revenue.
Our CMB segment reported a lower profit before tax during the three months ended September 30, 2023 due to higher operating expenses and higher expected credit losses, partially offset by higher net interest income and higher other operating income. In the year-to-date period, our CMB segment reported a higher profit before tax due primarily to higher net interest income, partially offset by higher operating expenses and higher expected credit losses.
Net interest income increased during the three and nine months ended September 30, 2023 due to higher deposit spreads reflecting the impact of higher market rates and higher earnings on capital.
Other operating income increased during the three and nine months ended September 30, 2023 due to higher fees from account services, commitments and guarantees, which were partially offset in the year-to-date period by lower syndication fees.

HSBC USA Inc.
Expected credit losses increased during the three months ended September 30, 2023 reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic forecasts. In the prior year period, the release in credit reserves was due primarily to a lower loss estimate for risk factors associated with higher risk industry exposures, partially offset by the weakening of economic conditions which resulted in a worsening of economic forecasts.
In the year-to-date period, expected credit losses increased. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic forecasts. In the prior year period, the loss provision was driven by the weakening of economic conditions which resulted in a worsening of economic forecasts and weakness in the financial condition of certain clients as well as higher provisions associated with loan growth. The loss provision in the prior year period was partially offset by a lower loss estimate for risk factors associated with higher risk industry exposures.
Operating expenses increased during the three and nine months ended September 30, 2023 due primarily to higher salaries and incentive compensation expenses related to growth initiatives in innovation banking as well as higher cost allocations from our technology and support service functions.
Global Banking and Markets Our GBM business is comprised of three reportable operating segments:
Global Banking  The following table summarizes the Group Reporting Basis results for our GB segment:

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$111	$137	$(26)	(19.0)%
Other operating income	92	52	40	76.9
Total operating income(1)	203	189	14	7.4
Expected credit losses	(18)	37	(55)	*
Net operating income	221	152	69	45.4
Operating expenses	144	116	28	24.1
Profit before tax	$77	$36	$41	*

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$373	$321	$52	16.2%
Other operating income	238	306	(68)	(22.2)
Total operating income(1)	611	627	(16)	(2.6)
Expected credit losses	12	32	(20)	(62.5)
Net operating income	599	595	4	.7
Operating expenses	420	348	72	20.7
Profit before tax	$179	$247	$(68)	(27.5)%

*Percentage change is greater than 100 percent.

HSBC USA Inc.
(1)The following table summarizes the impact of key activities on the total operating income of our GB segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
GPS	$98	$135	$(37)	(27.4)%
Investment Banking(2)	76	36	40	*
Credit and Lending	22	20	2	10.0
GTRF	14	15	(1)	(6.7)
GB Other(3)	(7)	(17)	10	58.8
Total operating income	$203	$189	$14	7.4%

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
GPS	$336	$344	$(8)	(2.3)%
Investment Banking(2)	198	130	68	52.3
Credit and Lending	65	56	9	16.1
GTRF	41	40	1	2.5
GB Other(3)	(29)	57	(86)	*
Total operating income	$611	$627	$(16)	(2.6)%
(2)Previously referred to as Capital Markets.
(3)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection, certain credit-linked structured notes and loan sales.
Our GB segment reported a higher profit before tax during the three months ended September 30, 2023 due to lower expected credit losses and higher other operating income, partially offset by higher operating expenses and lower net interest income. In the year-to-date period, our GB segment reported a lower profit before tax due to higher operating expenses and lower other operating income, partially offset by higher net interest income and lower expected credit losses.
Revenue increased during the three months ended September 30, 2023 due primarily to higher revenue in Investment Banking and GB Other. Higher Investment Banking revenue was driven by higher fees from loan syndication and favorable fair value adjustments on certain loans held for sale driven by a loss recorded in the prior year period on certain loans which were impacted by the weakening of economic conditions. Higher revenue in GB Other was due primarily to the non-recurrence of a loss of $18 million recorded in the prior year period on the sales of certain loans as part of our Restructuring Plan which was partially offset by higher valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships. These increases were partially offset by lower revenue in GPS due primarily to lower net interest income reflecting lower corporate funding credits driven by an update to transfer pricing rates and lower average deposit balances.
In the year-to-date period, revenue decreased due to lower revenue in GB Other and GPS. Lower revenue in GB Other was driven by unfavorable fair value adjustments on certain credit-linked structured notes and a valuation loss associated with credit default swap protection compared with a valuation gain in the prior year period which were partially offset by the non-recurrence of a loss of $21 million recorded in the prior year period on the sales of certain loans as part of our Restructuring Plan. Lower GPS revenue was due primarily to lower net interest income reflecting lower funding credits driven by an update to transfer pricing rates and lower average deposit balances. These decreases were partially offset by higher revenue in Investment Banking and Credit and Lending. Higher Investment Banking revenue was driven by favorable fair value adjustments on certain loans held for sale driven by a loss recorded in the prior year period on certain loans which were impacted by the weakening of economic conditions, higher net interest income in issuer services reflecting the impact of higher market rates as well as higher fees from loan syndication. Higher revenue in Credit and Lending was due primarily to higher commitment fees.
Expected credit losses improved during the three months ended September 30, 2023 reflecting a release in credit loss reserves driven by improved economic forecasts compared with a loss provision in the prior year period as discussed below. In the year-to-date period, expected credit losses decreased. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic conditions. In the prior year periods, the loss provisions were driven by the weakening of economic conditions which resulted in a worsening of economic forecasts and weakness in the financial condition of certain clients.

HSBC USA Inc.
Operating expenses increased during the three and nine months ended September 30, 2023 due primarily to higher cost allocations from HMUS reflecting the impact of a higher utilization percentage and higher cost allocations from our technology and support service functions.
Markets and Securities Services  The following table summarizes the Group Reporting Basis results for our MSS segment:

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(in millions)
Net interest income	$4	$12	$(8)	(66.7)%
Other operating income	115	99	16	16.2
Total operating income(1)	119	111	8	7.2
Expected credit losses	—	—	—	—
Net operating income	119	111	8	7.2
Operating expenses	68	67	1	1.5
Profit before tax	$51	$44	$7	15.9%

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest income	$32	$29	$3	10.3%
Other operating income	261	340	(79)	(23.2)
Total operating income(1)	293	369	(76)	(20.6)
Expected credit losses	—	—	—	—
Net operating income	293	369	(76)	(20.6)
Operating expenses	208	216	(8)	(3.7)
Profit before tax	$85	$153	$(68)	(44.4)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our MSS segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$65	$87	$(22)	(25.3)%
Debt Markets	6	3	3	100.0
Securities Financing	14	12	2	16.7
Equities	5	8	(3)	(37.5)
Securities Services	8	7	1	14.3
MSS Other	10	(1)	11	*
Credit and funding valuation adjustments	11	(5)	16	*
Total MSS	$119	$111	$8	7.2%

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$189	$243	$(54)	(22.2)%
Debt Markets	19	5	14	*
Securities Financing	24	44	(20)	(45.5)
Equities	12	51	(39)	(76.5)
Securities Services	25	21	4	19.0
MSS Other	9	(1)	10	*
Credit and funding valuation adjustments	15	6	9	*
Total MSS	$293	$369	$(76)	(20.6)%

HSBC USA Inc.
Our MSS segment reported a higher profit before tax during the three months ended September 30, 2023 due to higher other operating income, partially offset by lower net interest income. In the year-to-date period, our MSS segment reported a lower profit before tax due primarily to lower other operating income, partially offset by lower operating expenses.
Revenue increased during the three months ended September 30, 2023 due primarily to favorable credit and funding valuation adjustments attributable primarily to gains from credit valuation adjustments on derivative assets in the current year period compared with losses in the prior year period as well as higher revenue in MSS Other due to a gain of $10 million recorded during the third quarter of 2023 on the transfer of all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc. These increases were partially offset by lower revenue in Foreign Exchange and Metals due to lower client volumes in Foreign Exchange driven by lower market volatility compared with the prior year period and lower balance sheet deployment in Metals.
In the year-to-date period, revenue decreased due to lower revenue in Foreign Exchange and Metals, Equities and Securities Financing. Lower revenue in Foreign Exchange and Metals was due to lower client volumes and lower balance sheet deployment as discussed above, while lower revenue in Securities Financing was driven by spread compression. Lower Equities revenue was driven by lower performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc. These decreases were partially offset by higher revenue in Debt Markets due to higher earnings on capital, higher revenue in MSS Other due to the gain on transfer as discussed above and favorable credit and funding valuation adjustments attributable primarily to gains from credit valuation adjustments on derivative assets in the current year period compared with losses in the prior year period.
Operating expenses were relatively flat during the three months ended September 30, 2023 and decreased in the year-to-date period. The decrease in the year-to-date period was due primarily to lower cost allocations from our technology and support service functions.
Global Banking and Markets Other  The following table summarizes the Group Reporting Basis results for our GBM Other segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(in millions)
Net interest expense	$(9)	$(3)	$(6)	*
Other operating income	17	17	—	—
Total operating income	8	14	(6)	(42.9)
Expected credit losses	—	(1)	1	100.0
Net operating income	8	15	(7)	(46.7)
Operating expenses	19	20	(1)	(5.0)
Loss before tax	$(11)	$(5)	$(6)	*

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(in millions)
Net interest expense	$(21)	$(4)	$(17)	*
Other operating income	63	67	(4)	(6.0)
Total operating income	42	63	(21)	(33.3)
Expected credit losses	—	—	—	—
Net operating income	42	63	(21)	(33.3)
Operating expenses	51	65	(14)	(21.5)
Loss before tax	$(9)	$(2)	$(7)	*

*Percentage change is greater than 100 percent.
Our GBM Other segment reported a higher loss before tax during the three months ended September 30, 2023 due primarily to lower revenue driven by higher liquidity charges. In the year-to-date period, our GBM Other segment reported a higher loss before tax due to lower revenue driven by lower allocated Market Treasury revenue and lower cost reimbursements, partially offset by lower operating expenses driven by lower cost allocations from our technology and support service functions.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest expense	$(134)	$(51)	$(83)	*
Other operating income	120	49	71	*
Total operating income (expense)	(14)	(2)	(12)	*
Expected credit losses	—	—	—	—
Net operating income (expense)	(14)	(2)	(12)	*
Operating expenses	36	94	(58)	(61.7)
Loss before tax	$(50)	$(96)	$46	47.9%

			Increase (Decrease)
Nine Months Ended September 30,	2023	2022	Amount	%
	(dollars are in millions)
Net interest expense	$(347)	$(65)	$(282)	*
Other operating income	317	58	259	*
Total operating income (expense)	(30)	(7)	(23)	*
Expected credit losses	—	—	—	—
Net operating income (expense)	(30)	(7)	(23)	*
Operating expenses	104	275	(171)	(62.2)
Loss before tax	$(134)	$(282)	$148	52.5%

*Percentage change is greater than 100 percent.
Our CC segment reported a lower loss before tax during the three and nine months ended September 30, 2023 due to higher other operating income and lower operating expenses, partially offset by higher net interest expense.
Net interest expense increased during the three and nine months ended September 30, 2023 driven by a higher cost of funds reflecting the impact of higher market rates.
Other operating income increased during the three and nine months ended September 30, 2023 due primarily to higher net funding credits associated with MSS trading activities which increased by $70 million and $238 million, respectively. Also contributing to the increase in the year-to-date period were favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes.
Operating expenses decreased during the three and nine months ended September 30, 2023 due primarily to the non-recurrence of allocated Costs to Achieve from HTSU and other HSBC affiliates, primarily support service project costs and severance costs, recorded during the prior year periods. Also contributing to the decrease in the year-to-date period were lower professional fees driven by lower attorney's fees.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2022 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2022 Form 10-K. There have been no significant revisions to our policies or methodologies during the first nine months of 2023.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	September 30, 2023	June 30, 2023	December 31, 2022
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$562	$593	$551
Consumer loans	14	12	33
Total loans	576	605	584
Securities held-to-maturity	—	—	—
Other financial assets measured at amortized cost(1)	—	—	—
Securities available-for-sale	—	—	—
Total allowance for credit losses	$576	$605	$584

Liability for off-balance sheet credit exposures	$133	$143	$117

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at September 30, 2023 decreased $29 million or 5 percent as compared with June 30, 2023 due primarily to a lower loss estimate on our commercial loan portfolio. As compared with December 31, 2022, the total allowance for credit losses decreased $8 million or 1 percent due to a lower loss estimate on our consumer loan portfolio, partially offset by a higher loss estimate on our commercial loan portfolio.
Our commercial allowance for credit losses at September 30, 2023 decreased $31 million or 5 percent as compared with June 30, 2023 due primarily to the charge-off of a corporate banking loan, improved economic forecasts and a decline in credit reserves for risk factors associated with large loan exposures. These decreases were partially offset by an increase in credit reserves for risk factors associated with higher risk industry exposures as well as downgrades reflecting weakness in the financial condition of certain clients. As compared with December 31, 2022, our commercial allowance for credit losses increased $11 million or 2 percent driven by downgrades reflecting weakness in the financial condition of certain clients and an increase in credit reserves for risk factors associated with higher risk industry exposures, partially offset by the charge-off of a corporate banking loan and improved economic forecasts.
Our consumer allowance for credit losses at September 30, 2023 was relatively flat as compared with June 30, 2023. As compared with December 31, 2022, our consumer allowance for credit losses decreased $19 million or 58 percent driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in New York State foreclosure law.
The liability for off-balance sheet credit exposures at September 30, 2023 decreased $10 million or 7 percent as compared with June 30, 2023 resulting from improved economic forecasts and a decline in credit reserves for risk factors associated with large loan exposures. As compared with December 31, 2022, the liability for off-balance sheet credit exposures increased $16 million or 14 percent resulting from downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic forecasts.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	September 30, 2023		June 30, 2023		December 31, 2022
	(dollars are in millions)
Commercial:
Real estate, including construction	$143	12.0%	$146	12.4%	$200	13.4%
Business and corporate banking	288	27.4	295	27.9	230	27.1
Global banking	130	17.2	151	17.5	120	17.8
Other commercial	1	11.0	1	10.9	1	12.1
Total commercial	562	67.6	593	68.7	551	70.4
Consumer:
Residential mortgages	(11)	31.2	(13)	30.1	11	28.4
Home equity mortgages	7	.6	7	.6	2	.6
Credit cards	16	.3	15	.3	16	.4
Other consumer	2	.3	3	.3	4	.2
Total consumer	14	32.4	12	31.3	33	29.6
Total	$576	100.0%	$605	100.0%	$584	100.0%
The following table sets forth key ratios for the allowance for credit losses on loans:

	September 30, 2023	June 30, 2023	December 31, 2022
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.56%	1.61%	1.44%
Affiliates	—	—	—
Total commercial	1.44	1.49	1.32
Consumer:
Residential mortgages	(.06)	(.07)	.07
Home equity mortgages	1.88	1.92	.54
Credit cards	8.16	7.61	7.51
Other consumer	1.85	2.48	2.82
Total consumer	.08	.07	.19
Total loans	1.00	1.04	.98
Nonperforming loans:(1)(2)
Commercial	150%	192%	255%
Consumer	7	6	15
Total nonperforming loans	98	115	133

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 7, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three and nine months ended September 30, 2023 and 2022.
The allowance for credit losses on loans as a percentage of total loans held for investment at September 30, 2023 decreased as compared with June 30, 2023 due to the decrease in our commercial allowance for credit losses for the reasons discussed above. As compared with December 31, 2022, the allowance for credit losses on loans as a percentage of total loans held for

HSBC USA Inc.
investment increased modestly as a decrease in total loans held for investment outpaced the decrease in our allowance for credit losses for the reasons discussed above.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at September 30, 2023 decreased as compared with both June 30, 2023 and December 31, 2022 due primarily to an increase in nonperforming loans as discussed further below in our commercial loan portfolio and, as compared with June 30, 2023, the decrease in our commercial allowance for credit losses for the reasons discussed above.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	September 30, 2023		June 30, 2023		December 31, 2022
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$229	.59%	$335	.84%	$126	.30%
Consumer:
Residential mortgages(1)(2)	122	.68	122	.70	141	.84
Home equity mortgages(1)(2)	3	.80	3	.82	3	.81
Credit cards	3	1.53	4	2.03	3	1.41
Other consumer	2	1.85	2	1.65	3	2.11
Total consumer	130	.70	131	.72	150	.85
Total	$359	.62	$466	.80	$276	.46

(1)At September 30, 2023, June 30, 2023 and December 31, 2022, consumer mortgage loan delinquency includes $55 million, $57 million and $60 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	September 30, 2023		June 30, 2023		December 31, 2022
	Delinquent Loans	Delinquency Ratio	Delinquent Loan	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$5	.12%	$9	.22%	$9	.22%
ARM loans	66	.52	69	.54	85	.67
Our two-months-and-over contractual delinquency ratio decreased 18 basis points compared with June 30, 2023 due primarily to lower dollars of delinquency in our commercial loan portfolio. As compared with December 31, 2022, our two-months-and-over contractual delinquency ratio increased 16 basis points due primarily to higher dollars of delinquency in our commercial loan portfolio, partially offset by lower dollars of delinquency in our consumer loan portfolio.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 25 basis points compared with June 30, 2023 due primarily to lower dollars of delinquency driven by the payoff of a commercial real estate loan and the collection of a global banking loan, both of which became 60 days past due in the second quarter. As compared with December 31, 2022, our commercial loan two-months-and-over contractual delinquency ratio increased 29 basis points due primarily to higher dollars of delinquency driven by two commercial real estate loans which became 60 days past due, partially offset by collections, including the collections of a few large private banking loans in the first quarter. Also contributing to the increase in the ratio as compared with December 31, 2022 were lower outstanding loan balances.
Our consumer loan two-months-and-over contractual delinquency ratio was relatively flat compared with June 30, 2023 and decreased 15 basis points compared with December 31, 2022. The decrease in the ratio as compared with December 31, 2022 was due primarily to lower dollars of delinquency in residential mortgages reflecting collections and, to a lesser extent, higher outstanding loan balances.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2023			2022			2023			2022
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$—	$7,077	—%	$—	$8,566	—%	$—	$7,578	—%	$—	$8,383	—%
Business and corporate banking	31	16,195	.76	1	16,594	.02	35	16,389	.29	8	15,760	.07
Global banking	—	9,795	—	—	12,675	—	—	10,114	—	9	12,004	.10
Other commercial	—	6,335	—	—	7,173	—	—	6,845	—	—	7,049	—
Total commercial	31	39,402	.31	1	45,008	.01	35	40,926	.11	17	43,196	.05
Consumer:
Residential mortgages	—	17,693	—	(1)	16,583	(.02)	2	17,252	.02	(4)	15,991	(.03)
Home equity mortgages	(1)	369	(1.08)	(1)	348	(1.15)	(1)	367	(.27)	(2)	326	(.92)
Credit cards	1	196	2.04	—	195	—	3	197	2.03	(4)	187	(2.67)
Other consumer	—	108	—	—	53	—	1	120	.83	(1)	54	(1.85)
Total consumer	—	18,366	—	(2)	17,179	(.05)	5	17,936	.04	(11)	16,558	(.09)
Total	$31	$57,768	.21	$(1)	$62,187	(.01)	$40	$58,862	.09	$6	$59,754	.01
Our net charge-off ratio increased 22 basis points during the three months ended September 30, 2023 due primarily to a higher level of net charge-offs in our commercial loan portfolio driven by the deterioration of a corporate banking loan. Also contributing to the increase in the ratio were lower average loan balances in our commercial loan portfolio.
In the year-to-date period, our net charge-off ratio increased 8 basis points due to a higher level of net charge-offs in our commercial loan portfolio driven by the deterioration of a corporate banking loan as well as a higher level of net charge-offs in our consumer loan portfolio due in part to the impact of certain legacy mass market credit cards and other consumer loans which were transferred from held for sale back to held for investment in the fourth quarter of 2022.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	September 30, 2023		June 30, 2023		December 31, 2022
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$375	.96%	$309	.78%	$216	.52%
Consumer:
Residential mortgages(2)(3)(4)	206	1.15	204	1.17	213	1.26
Home equity mortgages(2)(3)	6	1.61	11	3.02	7	1.89
Credit cards	2	1.02	3	1.52	2	.94
Other consumer	—	—	—	—	1	.70
Total consumer	214	1.15	218	1.20	223	1.27
Total	$589	1.02	$527	.91	$439	.74

Other real estate owned(5)	$3		$2		$2

(1)See Note 6, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At September 30, 2023, June 30, 2023 and December 31, 2022, total nonperforming loans include $3 million, $4 million and $4 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At September 30, 2023, June 30, 2023 and December 31, 2022, nonperforming consumer mortgage loans include $119 million, $120 million and $109 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes $1 million or less of commercial other real estate owned at September 30, 2023, June 30, 2023 and December 31, 2022.
Our nonperforming loans ratio increased 11 basis points and 28 basis points compared with June 30, 2023 and December 31, 2022, respectively, due primarily to higher nonperforming loans in our commercial loan portfolio, partially offset by lower nonperforming loans in our consumer loan portfolio.
Our commercial nonperforming loans ratio increased 18 basis points and 44 basis points compared with June 30, 2023 and December 31, 2022, respectively, due primarily to higher nonperforming loans driven by downgrades, including the downgrade of a commercial real estate loan in the third quarter. The increase in nonperforming loans was partially offset by paydowns and loan sales and, as compared with June 30, 2023, the charge-off of a corporate banking loan which was downgraded to nonaccrual in the second quarter. Also contributing to the increase in the ratio as compared with December 31, 2022 were lower outstanding loan balances.
Our consumer nonperforming loans ratio decreased 5 basis points compared with June 30, 2023 due primarily to the collection of a large private banking home equity mortgage loan which had become 90 days past due in the first quarter. As compared with December 31, 2022, our consumer nonperforming loans ratio decreased 12 basis points due primarily to lower nonperforming loans in residential mortgages reflecting collections and customers returning to accrual status. Also contributing to the decrease in the ratio in both periods were higher outstanding loan balances.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	September 30, 2023		December 31, 2022
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$7,874	$10,301	$8,415	$11,779
Real estate	5,226	1,765	6,198	1,909
Commercial and professional services	3,261	6,437	3,002	5,677
Consumer services	2,542	3,113	2,783	3,251
Retailing	2,082	4,960	2,285	5,779
Consumer durables and apparel	1,918	3,861	1,937	2,975
Capital goods	1,868	6,804	2,167	6,076
Utilities	1,444	1,066	842	991
Technology hardware and equipment	1,325	6,310	1,265	6,530
Software and services	1,151	3,992	1,726	4,356
Health care equipment and services	1,098	2,722	1,182	2,624
Chemicals	1,080	4,098	1,367	4,109
Banks	773	2,413	702	590
Energy	751	4,276	988	4,464
Food, beverage and tobacco	645	2,536	668	2,351
Metals and mining	641	589	629	462
Food and staples retailing	501	1,746	628	1,457
Semiconductors and semiconductor equipment	363	3,136	238	3,531
Media and entertainment	338	712	315	693
Paper and forest products	309	747	322	638
Total commercial credit exposure in top 20 industries(1)	35,190	71,584	37,659	70,242
All other industries	868	10,075	601	12,644
Total commercial credit exposure(2)	$36,058	$81,659	$38,260	$82,886

(1)Based on utilization at September 30, 2023.
(2)Excludes commercial credit exposures with affiliates.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at September 30, 2023 and December 31, 2022 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
September 30, 2023
New York State	27.3%	30.7%
California	11.9	44.6
North Central United States	10.5	1.0
North Eastern United States, excluding New York State	5.4	7.8
Southern United States	36.6	10.1
Western United States, excluding California	8.3	5.8
Total	100.0%	100.0%
December 31, 2022
New York State	23.6%	31.6%
California	17.3	43.9
North Central United States	11.2	1.0
North Eastern United States, excluding New York State	4.4	7.8
Southern United States	36.3	10.1
Western United States, excluding California	7.2	5.6
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at September 30, 2023 and December 31, 2022. Each category is not mutually exclusive and loans may appear in more than one category below.

	September 30, 2023	December 31, 2022
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$4,314	$4,063
ARM loans(1)	12,818	12,663

(1)During the remainder of 2023 and during 2024, approximately $56 million and $429 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in millions)
Closed end:
First lien	$17,966	$16,838
Second lien	15	16
Revolving(1)	358	354
Total	$18,339	$17,208

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

	September 30, 2023	December 31, 2022
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$13,899	$12,437
Less: collateral held against exposure	4,911	3,488
Net credit risk exposure	$8,988	$8,949

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
Regional bank failures earlier in 2023 triggered turmoil throughout the banking industry as contagion fears spread. To date, we have not experienced any significant impact to our liquidity, deposits or funding capabilities as a result of this industry turmoil.

HSBC USA Inc.
Interest Bearing Deposits with Banks totaled $30,826 million and $17,744 million at September 30, 2023 and December 31, 2022, respectively, of which $30,599 million and $17,633 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $7,749 million and $23,085 million at September 30, 2023 and December 31, 2022, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $17,630 million and $16,285 million at September 30, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $38,976 million and $34,662 million at September 30, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $8,034 million and $5,945 million at September 30, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $119,928 million and $123,223 million at September 30, 2023 and December 31, 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $18,421 million at September 30, 2023 from $17,591 million at December 31, 2022. The following table presents the maturities of long-term debt at September 30, 2023:

(in millions)
2023	$727
2024	4,820
2025	6,099
2026	953
2027	992
Thereafter	4,830
Total	$18,421
The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30,	2023	2022
	(in millions)
Long-term debt issued	$3,475	$3,793
Long-term debt repaid	(3,002)	(2,569)
Net long-term debt issued	$473	$1,224
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the nine months ended September 30, 2023.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At September 30, 2023, we were authorized to issue up to $15,000 million, of which $4,914 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $11,968 million was available at September 30, 2023.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At September 30, 2023, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $13,094 million.
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
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Common equity Tier 1 capital to risk-weighted assets	13.5%	13.5%
Tier 1 capital to risk-weighted assets	13.8	13.8
Total capital to risk-weighted assets	16.2	16.1
Tier 1 leverage ratio(1)	8.2	8.5

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
Regulatory Developments In July 2023, U.S. banking regulators proposed changes to the regulatory capital rules applicable to U.S. banks, BHCs and IHCs with total consolidated assets of $100 billion or more. These changes are intended to be broadly consistent with revisions to Basel III finalized by the Basel Committee on Banking Supervision in 2017. The U.S. proposal would end the use of internal models for credit risk, credit valuation adjustments, and operational risk, create an expanded risk-based credit capital approach in addition to retaining a modified version of the current standardized approach, and make changes to the modeling requirements for market risk. These proposals are subject to a public comment period through at least January 16, 2024, and would not be effective until July 1, 2025. Certain aspects of the proposal would be subject to a three-year phase-in period. We are analyzing the proposed changes, including the timing of implementation, to determine the potential effects on capital requirements. Based on the foregoing, we expect an increase in the capital requirements of HSBC North America, HSBC USA and HSBC Bank USA during the phase-in period and thereafter.
In August 2023, U.S. banking regulators also released a proposal that would require certain U.S. banks, BHCs and IHCs to issue and maintain long-term debt to improve resolvability. The proposal is subject to a public comment period through at least November 30, 2023. If adopted as proposed, HSBC Bank USA would be required to issue minimum levels of internal long-term debt to either HSBC USA or HSBC North America, phased-in over a three-year period. HSBC North America is already subject to long-term debt and TLAC requirements as an IHC of a non-U.S. G-SIB.
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

HSBC USA Inc.
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
2023 Funding Strategy  Our current estimate for funding needs and sources for 2023 are summarized in the following table:

	Actual January 1 through September 30, 2023	Estimated October 1 through December 31, 2023	Estimated Full Year 2023
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$(1)	$1	$—
Net change in short-term investments and securities	2	—	2
Net change in trading and other assets	(1)	(1)	(2)
Total funding needs	$—	$—	$—
Increase (decrease) in funding sources:
Net change in deposits	$(3)	$2	$(1)
Net change in trading and other short-term liabilities	2	(1)	1
Net change in long-term debt	1	(1)	—
Total funding sources	$—	$—	$—
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At September 30, 2023 and December 31, 2022, we had commitments to extend credit totaling $88.9 billion and $88.8 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts

HSBC USA Inc.
outstanding at September 30, 2023 and December 31, 2022, see Note 18, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2023 and December 31, 2022, our Level 3 measurements included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(dollars are in millions)
Level 3 assets(1)(2)	$466	$322
Total assets measured at fair value(1)(3)	67,089	68,441
Level 3 liabilities(1)	2,464	3,365
Total liabilities measured at fair value(1)	31,070	30,414
Level 3 assets as a percent of total assets measured at fair value	0.7%	0.5%
Level 3 liabilities as a percent of total liabilities measured at fair value	7.9%	11.1%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $253 million of recurring Level 3 assets and $213 million of non-recurring Level 3 assets at September 30, 2023. Includes $270 million of recurring Level 3 assets and $52 million of non-recurring Level 3 assets at December 31, 2022.
(3)Includes $66,316 million of assets measured on a recurring basis and $773 million of assets measured on a non-recurring basis at September 30, 2023. Includes $68,276 million of assets measured on a recurring basis and $165 million of assets measured on a non-recurring basis at December 31, 2022.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2023 and 2022 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $22 million or a decrease of the overall fair value measurement of approximately $62 million at September 30, 2023. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes and swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first nine months of 2023, the future economic environment remained uncertain amidst high inflation, rising interest rates and the expectation for slowing future economic growth. We continue to monitor the

HSBC USA Inc.
performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2022 Form 10-K for a more complete discussion of our approach to credit risk.
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
HSBC North America and HSBC Bank USA are subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and are required to report their LCR to U.S. regulators on a daily basis. During the nine months ended September 30, 2023, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion and their depository institution subsidiaries. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America and HSBC Bank USA are also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. At both September 30, 2023 and December 31, 2022, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion and their depository institution subsidiaries. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both September 30, 2023 and December 31, 2022. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at September 30, 2023:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A1	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. In July 2023, Moody's placed on review for downgrade the long-term debt ratings of HSBC USA reflecting the decrease in loss absorbing capacity debt outstanding at HSBC North America. At September 30, 2023, none of the other ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under

HSBC USA Inc.
review for potential downgrade. In October 2023, Moody's concluded their review and downgraded the long-term debt ratings of HSBC USA by one notch, including the senior debt rating which was downgraded to A2 from A1. The outlook for the senior debt ratings of HSBC USA is stable. While these rating actions are not expected to have a material financial impact on our borrowing costs or liquidity, any additional future actions could have such an impact.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both September 30, 2023 and December 31, 2022, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.
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

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on October 1, 2023 and January 1, 2023, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(39)	(2)%	$34	1%
Resulting from a gradual 100 basis point decrease in the yield curve	20	1	(43)	(2)
Other significant scenarios monitored (reflects projected rate movements on October 1, 2023 and January 1, 2023, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(51)	(2)	66	2
Resulting from an immediate 100 basis point decrease in the yield curve	57	2	(60)	(2)
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

HSBC USA Inc.
The following table summarizes our non-trading VaR for the nine months ended September 30, 2023 and at December 31, 2022:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At September 30, 2023	$82	$86	$(52)	$116

Nine Months Ended September 30, 2023
Average	68	64	(44)	88
Maximum	88	86		116
Minimum	51	50		61

At December 31, 2022	$51	$65	$(34)	$82

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
Trading VaR Trading VaR is generated principally from trading activities within the MSS segment of GBM. These include positions in interest rates, foreign exchange, precious metals (i.e., gold, silver, platinum) and credit default swaps. In September 2023, we entered into derivative transactions to transfer the substantial majority of the market risk associated with our precious metals trading positions to HSBC Bank plc, where it will be centrally managed going forward.
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):

HSBC USA Inc.
The following table summarizes our trading VaR for the nine months ended September 30, 2023 and at December 31, 2022:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At September 30, 2023	$1	$1	$6	$(2)	$6

Nine Months Ended September 30, 2023
Average	—	3	5	(2)	6
Maximum	1	8	9		10
Minimum	—	—	3		3

At December 31, 2022	$—	$4	$6	$(2)	$8

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
During the nine months ended September 30, 2023, we experienced no loss back-testing exceptions.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and nine months ended September 30, 2023 included fees of $7 million and $20 million, respectively, compared with fees of $9 million and $31 million during the three and nine months ended September 30, 2022, respectively.

Three Months Ended September 30,	2023			2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$31,152	$269	3.43%	$37,936	$216	2.26%
Federal funds sold and securities purchased under resale agreements	6,661	129	7.68	4,599	50	4.31
Trading securities	16,684	72	1.71	14,057	53	1.50
Securities	39,733	414	4.13	36,372	203	2.21
Loans:
Commercial	40,238	721	7.11	45,372	420	3.67
Consumer:
Residential mortgages	17,694	152	3.41	16,634	123	2.93
Home equity mortgages	369	7	7.53	348	4	4.56
Credit cards	196	5	10.12	204	5	9.72
Other consumer	108	2	7.35	149	3	7.99
Total consumer	18,367	166	3.59	17,335	135	3.09
Total loans	58,605	887	6.00	62,707	555	3.51
Other	1,940	21	4.29	2,644	15	2.25
Total interest earning assets	$154,775	$1,792	4.59%	$158,315	$1,092	2.74%
Allowance for credit losses	(592)			(541)
Cash and due from banks	856			950
Other assets	10,767			11,325
Total assets	$165,806			$170,049
Liabilities and Equity:
Domestic deposits:
Savings deposits	$48,834	$357	2.90%	$53,014	$116	.87%
Time deposits	18,412	283	6.10	11,519	84	2.89
Other interest bearing deposits	21,911	278	5.03	20,429	123	2.39
Foreign deposits	5,435	53	3.87	5,916	20	1.34
Total interest bearing deposits	94,592	971	4.07	90,878	343	1.50
Short-term borrowings:
Securities sold under repurchase agreements	321	42	51.91	973	24	9.79
Commercial paper	5,434	80	5.84	4,516	26	2.28
Other short-term borrowings	1,535	17	4.39	265	1	1.50
Total short-term borrowings	7,290	139	7.56	5,754	51	3.52
Long-term debt	19,152	297	6.15	16,381	144	3.49
Total interest bearing debt	121,034	1,407	4.61	113,013	538	1.89
Tax liabilities and other	1,280	13	4.03	1,442	11	3.03
Total interest bearing liabilities	$122,314	$1,420	4.61%	$114,455	$549	1.90%
Net interest income/Interest rate spread		$372	(.01)%		$543	.83%
Noninterest bearing deposits	25,265			33,327
Other liabilities	6,478			7,123
Total equity	11,749			15,144
Total liabilities and equity	$165,806			$170,049
Net interest margin on average earning assets			.95%			1.36%

HSBC USA Inc.

Nine Months Ended September 30,	2023			2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$32,589	$809	3.32%	$45,289	$338	1.00%
Federal funds sold and securities purchased under resale agreements	8,075	415	6.87	3,461	65	2.51
Trading securities	14,307	181	1.69	14,368	171	1.59
Securities	37,987	1,105	3.89	37,736	513	1.82
Loans:
Commercial	41,535	2,084	6.71	43,573	967	2.97
Consumer:
Residential mortgages	17,254	429	3.32	16,912	367	2.90
Home equity mortgages	367	19	6.92	401	10	3.33
Credit cards	197	13	8.82	235	15	8.53
Other consumer	120	6	6.68	171	9	7.04
Total consumer	17,938	467	3.48	17,719	401	3.03
Total loans	59,473	2,551	5.73	61,292	1,368	2.98
Other	1,893	58	4.10	2,424	32	1.77
Total interest earning assets	$154,324	$5,119	4.43%	$164,570	$2,487	2.02%
Allowance for credit losses	(593)			(486)
Cash and due from banks	906			954
Other assets	11,427			10,770
Total assets	$166,064			$175,808
Liabilities and Equity:
Domestic deposits:
Savings deposits	$48,790	$931	2.55%	$56,634	$177	.42%
Time deposits	17,142	739	5.76	9,958	148	1.99
Other interest bearing deposits	21,051	776	4.93	20,350	183	1.20
Foreign deposits	5,793	150	3.46	6,096	26	.57
Deposits held for sale	—	—	—	1,298	2	.21
Total interest bearing deposits	92,776	2,596	3.74	94,336	536	.76
Short-term borrowings:
Securities sold under repurchase agreements	400	124	41.45	1,814	33	2.43
Commercial paper	5,361	211	5.26	4,159	42	1.35
Other short-term borrowings	948	24	3.38	271	2	.99
Total short-term borrowings	6,709	359	7.15	6,244	77	1.65
Long-term debt	19,053	843	5.92	16,172	301	2.49
Total interest bearing debt	118,538	3,798	4.28	116,752	914	1.05
Tax liabilities and other	1,149	32	3.72	1,152	21	2.44
Total interest bearing liabilities	$119,687	$3,830	4.28%	$117,904	$935	1.06%
Net interest income/Interest rate spread		$1,289	.15%		$1,552	.96%
Noninterest bearing deposits	27,858			36,410
Other liabilities	6,251			5,594
Total equity	12,268			15,900
Total liabilities and equity	$166,064			$175,808
Net interest margin on average earning assets			1.12%			1.26%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the third quarter of 2023 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the third quarter of 2023, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the third quarter of 2023, was approximately $542.
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
Activity related to U.S. Executive Order 13382 The HSBC Group has five accounts in Asia for a corporate customer that was designated under Executive Order 13382 in the third quarter of 2023. The customer’s accounts are restricted and the relationship is being exited. The HSBC Group processed a low value credit of interest on a local currency cash account prior to the account being restricted.
Other activity The HSBC Group has one non-Iranian insurance company customer in the Middle East that, during the third quarter of 2023, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has one corporate customer in the Middle East that received a local currency check deposit from a hospital located outside Iran that is owned by the Government of Iran during the third quarter of 2023. The HSBC Group processed the check from the hospital to its customer.
The HSBC Group has two individual customers and one corporate customer in the Middle East that received local currency check deposits from an insurance company that is owned by the Government of Iran during the third quarter of 2023. The HSBC Group processed the checks from the insurance company to its customers.
The HSBC Group has individual and corporate customers in Europe that, during the third quarter of 2023, made small local currency domestic payments to, or received such payments from, an Iranian embassy. The HSBC Group processed these payments from its customers to and from the Iranian embassy.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2023.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2023. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2023 relating to these frozen accounts.

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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2023 and 2022, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iii) the Consolidated Balance Sheet at September 30, 2023 and December 31, 2022, (iv) the Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2023 and 2022, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 30, 2023

HSBC USA INC.

By:	/s/ KAVITA MAHTANI
Kavita Mahtani
Senior Executive Vice President and
Chief Financial Officer