Form 10-K
period 2023-12-31
HSBC USA INC /MD/
filed 2024-02-21
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 16, 2024, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.
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

HSBC Group

HSBC Group aims to be the leading international bank helping personal, wealth and corporate clients thrive through its deep heritage and is a leading provider of transactional banking products and services with a geographical network which provides clients and investors access to what it believes are the most attractive growth opportunities. HSBC Group aspires to be the preferred international financial partner for its clients. HSBC Group's strategy centers around four key areas: Focus, Digitize, Energize and Transition.

HSBC North America Operations

HSBC North America is the holding company for HSBC Group's operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2023 were HSBC USA, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain subsidiaries primarily associated with global banking and markets businesses, and HSBC Technology & Services (USA) Inc. ("HTSU"), a provider of information technology and centralized operational and support services including risk management, compliance, operations, finance, tax, legal, human resources, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA's principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC Group's operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services through the pooling of resources within HTSU to provide shared, allocated support functions to all of HSBC North America's subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in debt issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity to both entities. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of HMUS, generally leads or participates as underwriter of all HUSI domestic issuances of term debt. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.

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

HSBC USA Inc.
Bank USA is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring transactions to meet clients' needs.
HSBC USA also owns a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association ("HTCD"), the primary activities of which are providing personal trust services. The impact of HTCD's operations on HSBC USA's consolidated balance sheets and results of operations for the years ended December 31, 2023, 2022 and 2021 was not material.
At December 31, 2023, we had approximately 423 thousand customers, some of whom are customers of more than one of our businesses. Customers in the states of California and New York accounted for 38 percent and 29 percent, respectively, of our total outstanding commercial real estate loans and residential mortgage loans.
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
Wealth and Personal Banking Our WPB business segment provides a range of banking and wealth products and services to individuals and entities through our wealth centers, online channels as well as dedicated relationship managers and centralized teams. Banking and certain exempt securities services are provided through HSBC Bank USA, brokerage and investment advisory services and annuities are provided through our affiliate HSI and additional insurance products are offered through the bank's subsidiary, HSBC Insurance Agency (USA) Inc. These services include asset-driven services, such as credit and lending; liability-driven services, such as deposit taking; and account services and fee- or commission-driven services, such as investment advisory and securities brokerage; as well as the sale of certain third-party insurance solutions. WPB is focused on growing its wealth and banking business in key urban centers with strong international connectivity across the United States, including New York City, Los Angeles, San Francisco, Seattle, Miami and Washington, D.C. WPB serves globally connected affluent, high net worth and ultra-high net worth individuals and entities with a focus on multi-generational families, business executives and entrepreneurs who require sophisticated solutions to help meet their most complex needs domestically and abroad, with many customers sourced in collaboration with our other business lines. WPB works with these customers to provide tailored, coordinated and innovative ways to manage and preserve wealth while seeking to optimize returns by offering a wide range of products and services, including banking, liquidity management, investment services, custody, tailored lending, trust and fiduciary services, insurance, family wealth and philanthropy advisory services.
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
Following the purchase by HSBC Group of Silicon Valley Bank United Kingdom ("U.K."), CMB has a team of bankers in the United States to support a broad range of innovation economy companies across all stages of growth in technology, life sciences, and healthcare, and their investors. HSBC Innovation Banking is a network of specialist expertise and capabilities, focused on the innovation economy, under one distinct brand. This network supports innovation businesses through all of their life stages: from early-stage, growth, through to late-stage public and private corporates; and supports them with the broader HSBC platform. Globally, HSBC Innovation Banking is expected to connect innovation centers like Boston, New York and the Bay Area, with start-up innovation hubs like Israel, the U.K. and Hong Kong.

HSBC USA Inc.
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
Corporate Center Our CC segment includes certain corporate function and technology costs, certain debt issued for which fair value option accounting was elected and related derivatives, certain affiliate transactions, certain investments held for Community Reinvestment Act purposes, tax credit investments, adjustments to the fair value of HSBC shares held for stock plans and, in 2023, Federal Deposit Insurance Corporation special assessment fees. Prior to 2023, our CC segment also included our legacy structured credit products which were unwound in 2021, and certain costs incurred related to our strategic plan to restructure our operations which was completed in 2022, primarily consisting of lease impairment and other related costs as well as support service project costs and severance costs allocated to us from HTSU and other HSBC affiliates.
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

Funding

We fund our operations using a diversified deposit base, supplemented by issuing short-term and long-term unsecured debt, secured financing repurchase agreements utilizing High Quality Liquid Assets ("HQLA"), accessing the Federal Home Loan Bank of New York, issuing preferred equity, and, as necessary, receiving capital contributions from our parent, HSBC North America. Emphasis is placed on maintaining stable deposit balances. In 2023, our primary source of funds continued to be deposits, augmented by issuances of commercial paper, securities sold under repurchase agreements, federal funds purchased and term debt.
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

Human Capital

At December 31, 2023, we had 2,040 employees. We rely heavily on Human Resource ("HR") services provided by an affiliate, HTSU, which supports our HR related activities including HR Operations, Performance and Reward, Learning and Talent Development, Resourcing and Onboarding, and Employee Relations while working with our business segments and support functions to help achieve our business objectives.
By focusing on employee well-being, diversity, inclusion, and engagement, as well as building our peoples' skills and capabilities for now and for the future, we aim to create an environment where our people can fulfill their potential. We use confidential surveys to assess progress and make changes in response to issues raised in the surveys. We promote a collaborative culture where our people feel connected, supported to speak up and where our leaders encourage feedback. Where we make organizational changes, we support our people through the change.
How we listen to our employees We capture our employees' views and engage in dialogue with employees based on their feedback on a range of topics, such as our strategy, culture, behavior, well-being, pay, performance, and working environment through our annual employee survey, Snapshot. Results are presented to the U.S. Executive Committee, the Board of Directors, as well as the Group Executive Committee and relevant management committees.
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
We rely on our employees to deliver fair outcomes for our customers and make sure we act with integrity in the financial markets. A high standard of personal conduct is critical to our ability to live up to this commitment and ensure a healthy working environment. We manage misconduct by taking action, as appropriate, up to and including dismissal. We report cases on a regular basis to management committees. Bullying and harassment of any type are not tolerated, and we have strict processes to manage this behavior.
Remuneration Our pay and performance strategy aims to reward competitively the achievement of long-term sustainable performance in an effort to attract and motivate the very best people, regardless of gender, ethnicity, age, disability or any other factor unrelated to performance or experience, while performing their role in the long-term interests of our stakeholders.
The quality and commitment of our employees is fundamental to our success and, accordingly, we aim to attract, retain, and motivate them. As trust and relationships are vital in our business, our goal is to recruit those who are committed to a long-term career with us.
Certain employees participate in HSBC's Employee Stock Purchase Plan and Restricted Share Plan. See Note 21, "Share-Based Plans," in the accompanying consolidated financial statements for further detail.
Inclusion and Culture We are committed to a company-wide approach to inclusion and culture that values difference. We want to embrace our employees' diverse ideas, styles, and perspectives to reflect and understand our customers, communities, suppliers, and investors. HSBC's Global Principles outline that our employees must treat each other with dignity and respect, creating an inclusive culture to support equal opportunities. We do not tolerate discrimination, bullying, harassment or victimization. Our U.S. Executive Committee members are responsible for our inclusion and culture agenda.
Our leadership team has agreed to a set of six pillars through which we believe we can make meaningful progress toward advancing inclusion for all under-represented and diverse groups. These six pillars comprise the following objectives:
•Accountability – To build upon the foundation of our efforts in inclusion and culture and to expand beyond that to reach our customers and communities that we serve.
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

HSBC USA Inc.
•Who we do Business with – To accelerate our commitment to improving representation of minority-owned companies among our vendors.
We are committed to increasing gender and underrepresented demographic groups in senior leadership roles.
Globally, HSBC previously announced specific ambitions to improve the diversity of senior leadership and increase opportunities for our female and ethnic minority colleagues around the world. HSBC in the United States is supporting and contributing to those actions.
We review our pay practices internally and with independent third parties and adjust if pay differences are identified that are not due to objective, tangible reasons such as performance or skills and experience. We have a gender pay gap that is driven by the composition of our workforce. There continues to be more men than women in senior, high-paid roles, and more women in junior roles. We are committed to reducing our gender pay gap as we deliver on our goal to increase the number of women in senior roles.
Our employees are encouraged to participate in our Employee Resource Groups ("ERGs"). The ERGs are voluntary, company-endorsed employee groups dedicated to fostering a diverse and inclusive work environment within the context of our mission, values, goals, business parameters and objectives. In addition, ERGs not only support organizational inclusion and culture efforts, but identify and lobby for initiatives that will improve the sense of belonging for its members. ERGs are invaluable in providing the organization with feedback from employees to decision-makers and serve as a touch point for engaging all employees in diversity efforts.
Our commitment to inclusion and culture is reflected in our learning and talent programs. We pay specific attention on how we select and promote candidates for roles and how colleagues can readily access opportunities.
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
Learning and skills development We understand that to have a skilled and capable workforce for today and the future, we must invest in our employees at all stages of their careers. We measure our success through our retention, engagement scores, internal mobility, and from external recognition.
We provide training through HSBC University, our online learning portal and global network of training centers. HSBC University assists our employees in developing technical and role-based skills, as well as personal skills. We put a strong emphasis on leadership skills to foster a culture of curiosity, innovation, collaboration, and performance. Our required training has a strong foundation in good conduct, with topics including managing non-financial risk, data privacy, cybersecurity, anti-money laundering, sanctions, anti-bribery and corruption, insider risk, competition law, raising concerns, workplace harassment and well-being. We also introduced a range of self-directed resources and workshops to improve people manager skills, team cohesion, performance, and future skills.
We require mandatory training on our values, strategy, and approach to risk management. This helps keep our people aware of the risks we face so they can make better decisions to grow our business in a safe way.
Building for the future Developing our future leaders is critical to our long-term success. The U.S. Executive Committee dedicates time to articulate the current and future capabilities required to deliver the business strategy and identify successors for our most critical roles. Successors then undergo robust assessment and participate in our executive development programs, which have been designed and delivered in collaboration with some of the world's best business schools. Potential successors for senior roles also benefit from coaching and mentoring and are moved into roles that will build their skills and capabilities.
Developing core skills Our suite of manager training and skills development focus on the skills that we believe are most important to ensure HUSI is fit for the future - leading and supporting teams through change. Our managers are the critical link to supporting individuals and teams.
Risk management remains central to development at HSBC and is part of our mandatory training for all colleagues. For colleagues in roles at higher risk of exposure to financial wrongdoing, we provide more in-depth training on financial risks such as money laundering, sanctions, bribery, and corruption. We also have programs and resources to address specific areas of risk, such as those relating to the management of third-party suppliers.

HSBC USA Inc.
Our cyber hub brings together training, insights, events, and campaigns to provide a one-stop shop on how to combat cyber-crime. We support leaders and model developers with training that helps them understand and apply our principles on the ethical use of big data and artificial intelligence.
Our sustainability academy provides learning for all to better understand HSBC Group's climate strategy, educate on climate awareness, and provide sustainability resources specific to each business area.
Health and safety We are committed to providing a safe and healthy working environment for everyone. We strive to ensure best health and safety management practices are adopted across HUSI or standards that reflect HSBC core values.
Supporting our employees through organizational change To ensure we have the right roles in the right locations, our businesses regularly re-evaluate their structures. We strive to support colleagues closely through all organizational change, which will include those who will be affected by our business update. Our focus is to prioritize retention of our permanent employees through mechanisms such as redeployment. Redundancies were necessary in 2023, and we sought to treat people fairly and responsibly. We use objective and appropriate selection criteria for redundancies. We prohibit selection on grounds linked to personal characteristics, for example gender, race, age or having raised past concerns. Additionally, we provided employees access to resources via employee assistance programs and career transition services.

Regulation and Competition

Regulation  We are subject to, among other things, an extensive statutory and regulatory framework applicable to bank holding companies ("BHCs"), financial holding companies and banks. U.S. regulation of banks, bank holding companies and financial holding companies is intended primarily for safety and soundness of banks, and the protection of the interests of depositors, the Federal Deposit Insurance Fund and the banking system as a whole rather than the protection of security holders and creditors.
Bank Holding Company Supervision  As a BHC, we are subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and to inspection, examination and supervision by our primary regulator, the Federal Reserve Board ("FRB"). HSBC USA is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as administered by the Securities and Exchange Commission (the "SEC").
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

HSBC USA Inc.
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
HSBC Bank USA is subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In October 2023, the federal banking agencies finalized a rulemaking to amend their CRA regulations. The rule significantly expands the number of areas in which a bank is evaluated, materially changes the tests used to evaluate the bank in those areas, and expands the data a bank must collect and report. We are analyzing the effects of the final rule, which could increase HSBC Bank USA's obligations and compliance costs necessary to achieve a "Satisfactory" or "Outstanding" rating under the CRA framework, which factor into the ability of banks to expand and engage in new activities. The rule is effective as of April 1, 2024, but with an extended transition period. Many requirements do not take effect until January 1, 2026 and certain other requirements, including new reporting requirements, are further delayed until January 1, 2027.
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

HSBC USA Inc.
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
Basel III Overview The Basel III rule establishes minimum capital ratios and overall capital adequacy standards for banks and BHCs. HSBC North America, HSBC USA and HSBC Bank USA each calculate their risk-based capital requirements for credit risk under the Standardized Approach in the Basel III rule. To be categorized as "well capitalized" under the Basel III rule, a banking institution must maintain capital equal to or in excess of the ratios reflected in the table included in Note 26, "Retained Earnings and Regulatory Capital Requirements," of the accompanying consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or BHC when particular circumstances warrant. Under the Basel III rule, all banking organizations are subject to a minimum Tier 1 leverage ratio of 4 percent. Additionally, certain banking organizations are subject to a supplementary leverage ratio ("SLR") of 3 percent (calculated as the ratio of Tier 1 capital to total leverage exposure, which includes balance sheet exposures plus certain off-balance sheet items) and a countercyclical capital buffer (when in effect) of up to 2.5 percent in addition to the capital conservation buffer discussed further below.
Tailoring Rules In 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Economic Growth, Regulatory Relief and Consumer Protection Act that tailor the application of the enhanced prudential standards for large BHCs and foreign banking organizations (the "Tailoring Rules"). The Tailoring Rules assign each BHC and IHC with $50 billion or more in total U.S. assets into one of five classifications (Categories I through IV, and 'other firms') based on its relative size and complexity and assessed on asset size, cross-jurisdictional activity, reliance on short-term wholesale funding, nonbank asset size, and off-balance sheet exposures. Under the Tailoring Rules, HSBC North America and HSBC Bank USA are subject to Category IV standards and are not subject to the SLR or the countercyclical capital buffer.
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
In July 2023, U.S. banking regulators proposed changes to the regulatory capital rules applicable to U.S. banks, BHCs and IHCs with total consolidated assets of $100 billion or more. These changes are intended to be broadly consistent with revisions to Basel III finalized by the Basel Committee on Banking Supervision in 2017. The U.S. proposal would end the use of internal

HSBC USA Inc.
models for credit risk, credit valuation adjustments, and operational risk, eliminate the accumulated other comprehensive income opt-out for Category IV banking organizations, create an expanded risk-based credit capital approach in addition to retaining a modified version of the current standardized approach, and make changes to the modeling requirements for market risk. These proposals would not be effective until July 1, 2025 at the earliest. Certain aspects of the proposal would be subject to a three-year phase-in period. We are analyzing the proposed changes, including the timing of implementation, to determine the potential effects on capital requirements. Based on the foregoing, if adopted as proposed, we expect an increase in the capital requirements of HSBC North America, HSBC USA and HSBC Bank USA during the phase-in period and thereafter.
We continue to review the composition of our capital structure in light of these developments.
Capital Planning and Stress Testing The FRB requires certain U.S. top-tier BHCs and IHCs, including HSBC North America, to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the supervisory stress tests conducted by the FRB. These stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB on the financial condition and capital adequacy of a CCAR firm over a nine quarter planning horizon. As a Category IV firm, HSBC North America is subject to supervisory stress testing on a biennial basis, and it may opt-in to such testing in an "off year" in order to recalibrate its stress capital buffer ("SCB") which is discussed further below. The FRB continues to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. HSBC Bank USA is not subject to the OCC's stress testing requirements, which require national banks with $250 billion or more in total assets to conduct company-run stress tests.
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
The FRB has modified the static capital conservation buffer for CCAR firms to incorporate an institution-specific SCB which is floored at 2.5 percent. The SCB equals (i) a firm's projected decline in common equity tier 1 under the supervisory severely adverse stress testing scenario plus (ii) one year of planned common stock dividends and is recalibrated based on the results of a firm's most recent supervisory stress test. HSBC North America continues to review the composition of its capital structure in light of this rule. HSBC North America submitted its 2023 CCAR capital plan in April 2023. As discussed above, HSBC North America is subject to supervisory stress testing on a biennial basis and, therefore, did not participate in the FRB's 2023 supervisory stress test. As a result, HSBC North America's SCB is based on the results of the 2022 supervisory stress test. The SCB applies only to HSBC North America; HSBC USA and HSBC Bank USA remain subject to the static 2.5 percent capital conservation buffer.
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
Certain U.S. banking organizations, including HSBC North America, are subject to the U.S. LCR rule, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators on a daily basis. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario.
Certain large banking organizations, including HSBC North America, are also subject to the U.S. NSFR rule, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of funding for assets and off-balance sheet exposures.
As a Category IV firm, HSBC North America is subject to liquidity stress testing and related liquidity buffer and liquidity risk management requirements.
Long-Term Debt and TLAC The U.S. IHCs of non-U.S. global systemically important banks ("G-SIBs"), including HSBC North America, must maintain minimum amounts of total loss-absorbing capacity ("TLAC"), which includes minimum levels of Tier 1 capital and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer. The TLAC rules also include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North

HSBC USA Inc.
America may engage in. HSBC North America maintains long-term debt to support compliance with the TLAC rules and will continue to assess if additional long-term debt is needed to remain compliant in future periods.
In August 2023, U.S. banking regulators released a proposal that would require certain U.S. banks, BHCs and IHCs to issue and maintain long-term debt to improve resolvability. If adopted as proposed, HSBC Bank USA and HTCD would be required to issue minimum levels of internal long-term debt to either HSBC USA or HSBC North America, phased-in over a three-year period. HSBC North America is already subject to long-term debt and TLAC requirements as an IHC of a non-U.S. G-SIB.
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
Under the FRB and FDIC rule implementing the resolution planning requirements for depository institution holding companies (the "SIFI Plan") in the Dodd-Frank Act, HSBC is required to file a SIFI Plan every three years. HSBC's last SIFI Plan was a targeted resolution plan submitted in December 2021. The FRB and FDIC provided feedback on this targeted plan in December 2022. The FRB and FDIC did not identify any shortcomings or deficiencies as a result of this review of HSBC's 2021 targeted plan, but noted areas where further progress will help improve HSBC's preparation for a rapid and orderly resolution of its U.S. subsidiaries and operations that may be addressed in HSBC's next plan submission. As the combined U.S. operations of HSBC moved from Category III to Category IV shortly after its last submission, it is now a triennial reduced filer, which requires the submission of reduced plans every three years. The next SIFI Plan submission is due on July 1, 2025. Under the FDIC's separate resolution plan requirements for insured depository institutions (the "IDI Plan"), banks with $100 billion or more in total consolidated assets, including HSBC Bank USA, are required to submit an IDI Plan every three years. HSBC Bank USA submitted its latest IDI Plan in December 2022. In August 2023, the FDIC issued a proposal that would increase the frequency of, and substantive requirements applicable to, IDI Plans. If finalized as proposed, HSBC Bank USA would be required to submit an IDI Plan every two years (with an informational supplement in the off years) and would become subject to increased content requirements and an emphasis on capabilities testing and engagement with the FDIC. The FRB has also separately established a framework for recovery plans, although HSBC is not currently required to submit a recovery plan to U.S. regulators unless specifically requested to do so.
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
In November 2023, the FDIC issued a final rule that imposes a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. The special assessment is based on an insured depository institution's estimated uninsured deposits reported as of December 31, 2022 and will be assessed over eight quarterly periods beginning with the first quarter of 2024. The special assessment results in $243 million of additional deposit insurance assessment fees for HUSI, which were accrued in the fourth quarter of 2023. Because the estimated loss to the Deposit Insurance Fund will be periodically adjusted as actual losses are incurred, the FDIC retains the ability to cease collection early or extend the special assessment collection period, as needed.
Bank Secrecy Act/Anti-Money Laundering We are subject to a framework of federal laws designed to combat money laundering and financing of terrorism, mainly the Bank Secrecy Act and the USA PATRIOT Act, as well as related regulations issued by the U.S. Department of the Treasury and federal banking regulators (collectively, "AML laws"). AML laws require

HSBC USA Inc.
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
The FRB, FDIC, and OCC mandate that a banking organization notify its primary federal regulators within 36 hours of identifying a "computer-security incident" that has or is reasonably likely to disrupt or degrade its (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base; (ii) business lines, including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (iii) operations, including associated services, functions, and support, the failure or discontinuance of which would pose a threat to the financial stability of the United States.
In July 2023, the SEC adopted disclosure rules and amendments regarding cybersecurity risk management, governance and incident reporting by public companies. Under the new rules, public companies, including HUSI, are required to file a Form 8-K within four business days of determining that it had suffered a material cybersecurity incident, and file amended Form 8-Ks with disclosure updates to the extent certain information remains unknown at the time of the initial filing. The new rules also include disclosure requirements regarding policies and procedures for the identification and management of cybersecurity risks, oversight and management over cybersecurity risks, and expertise in cybersecurity matters. For more information about our cybersecurity risk management, strategy and governance provided in accordance with the new rules, see Item 1C, "Cybersecurity," in this Annual Report on Form 10-K.
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
Single-Counterparty Credit Limits The FRB limits credit exposures to single counterparties for large BHCs and IHCs. As a Category IV firm, HSBC North America is not directly subject to these single counterparty credit limits. However, HSBC North America, together with its subsidiaries, could become subject to a separate limit on its exposures to certain unaffiliated systemically important counterparties if its parent, HSBC, cannot certify its compliance with a large exposure regime in the U.K. that is consistent with the Basel large exposure framework.
Derivatives Regulation Title VII of the Dodd-Frank Act imposes comprehensive regulation on the over-the-counter ("OTC") derivatives markets, including credit default, equity, foreign exchange and interest rate swaps. Implementation of Title VII is the responsibility of the Commodity Futures Trading Commission ("CFTC") (for swaps based on non-securities underliers or broad-based security indices), the SEC (for swaps based on individual securities and narrow-based security indices, known as "security- based swaps") and, to a lesser extent, U.S. banking regulators (for certain rules applicable to banks). The CFTC has implemented the most significant provisions of Title VII applicable to swaps. In particular, certain swap dealers, including HSBC Bank USA, have registered with the CFTC as swap dealers and become members of the National Futures Association, subjecting them to an extensive array of corporate governance requirements, business conduct standards, reporting requirements, mandatory clearing and trading of certain swaps and other regulatory standards affecting their derivatives businesses.
Also, HSBC Bank USA engages in equity and credit derivatives businesses that are subject to the SEC's jurisdiction to regulate security-based swaps under Title VII of the Dodd-Frank Act. The SEC has finalized the key rules governing the application of Title VII requirements to security-based swap dealers and major security-based swap participants. HSBC Bank USA is registered with the SEC as a security-based swap dealer.

HSBC USA Inc.
In addition, HSBC Bank USA is subject to the margin rules adopted by the U.S. banking regulators that are applicable to prudentially regulated swap dealers and security-based swap dealers, which impose initial and variation margin requirements to uncleared swaps and security-based swaps between HSBC Bank USA and certain counterparties.
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

Corporate Governance and Controls

We maintain a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. Our website also contains our Corporate Governance Guidelines and Charters of standing Board of Directors Committees, including the Audit Committee, the Risk Committee and the Chairman's Committee.
Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to high ethical standards in our relationships with each other, with other organizations and with those individuals who are our customers. To that end, we have adopted a US Global Code of Conduct that expresses the principles upon which we operate our business. The US Global Code of Conduct is applicable to all employees, including our CEO, Chief Financial Officer ("CFO") and Chief Accounting Officer (collectively, the "Senior Financial Officers"). In addition to the US Global Code of Conduct, the Senior Financial Officers are subject to the additional policies set forth in the Code of Ethics for Senior Financial Officers, which is intended to supplement the US Global Code of Conduct.
Our US Global Code of Conduct and Code of Ethics for Senior Financial Officers can be found on our corporate website, www.about.us.hsbc.com, under "Investor Relations." Printed copies of this information can be requested at no charge. Requests should be made to HSBC USA Inc., 452 Fifth Avenue, New York, New York 10018, Attention: Corporate Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the US Global Code of Conduct and Code of Ethics for Senior Financial Officers by posting such information on our website, at the address and location specified above.
Certifications  In addition to certifications from our CEO and CFO pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the "NYSE") certifying that such officer is not aware of any violation by HSBC USA of the applicable NYSE corporate governance listing standards in effect as of February 21, 2024.

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
Risks related to the Economy, Financial Markets and Interest Rates
Market and economic conditions will continue to affect our businesses, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the U.S. and abroad. Given our concentration of business activities in the United States, we are particularly exposed to downturns in the U.S. economy, including housing, high unemployment, the availability of credit and liquidity and reduced economic growth. The U.S. economy continued to grow in 2023 despite continued pressures from high inflation and rising interest rates, which are expected to lead to a slowdown of future economic growth. While interest rates are expected to remain elevated for some time, the FRB is expected to start decreasing short-term interest rates in 2024, the timing of which is dependent upon future economic conditions. In addition, bank failures earlier in the year have raised concerns about potential weakness in the banking sector, which has contributed to tighter credit conditions for households and businesses, further weighing on economic activity. Although economic conditions improved in 2023, economic uncertainty remains due to elevated interest rates, inflation levels and the expectation for slowing economic growth. General business, economic and market conditions that could continue to affect us include:
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
Although unemployment rates have remained low in 2023, if businesses were to become cautious to hire, lay-off employees or reduce hours for employees, losses could be significant in our consumer loans due to decreased consumer income, which will impact demand for products and services offered by many of our commercial loan clients. In addition, on-going domestic and global policy issues, such as interest rate levels, trade policy and economic sanctions, as well as continued implications from the Russia-Ukraine war and the recent turmoil in the Middle East will continue to impact the capital markets, trade and corporate earnings which also impacts our commercial loan performance. The sustainability of economic growth will be determined by numerous variables including consumer sentiment, interest rate levels, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. In the event economic conditions deteriorate and lead to a recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.

HSBC USA Inc.
While inflation has slowed significantly during 2023, it remains slightly above the FRB's target inflation rate. The consumer price index increased 3.4 percent year-over-year in December 2023. The risk to our business from inflation depends on the durability of the current inflationary pressures. The significant increase in inflation since 2021 has led to tighter-than expected monetary policy, which in turn, has increased the borrowing costs of our customers and reduced asset prices. If high inflation were to return, it could lead to further increases in the borrowing costs of our customers, making it more difficult for them to repay their loans or other obligations. The higher interest rates needed to tame persistent price pressures could also further reduce asset prices, weaken economic activity and possibly lead to a recession.
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
While we believe that our allowance for credit losses was appropriate at December 31, 2023, there is no assurance that it will be sufficient to cover future credit losses. In the event of a deterioration in economic conditions, we may be required to increase our allowance in future periods, which would reduce our earnings.
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
Attempts by local, state and federal regulatory agencies to address perceived problems with the mortgage lending and credit card industries could affect us in substantial and unpredictable ways, including limiting the types of products we can offer, how these products may be originated, the fees and charges that may be applied to accounts and how accounts may be collected or security interests enforced. Any one or more of these effects could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate loans. We cannot fully anticipate the response by national regulatory agencies, state Attorneys General, or certain legislators, nor can we anticipate whether significant changes to our operations and practices will be required as a result. In October 2023, the Federal Reserve issued a proposed rule to revise Regulation II (Debit Card Interchange Fees and Routing). The rule would lower the maximum interchange fee that a debit card issuer could receive for a debit card transaction. If adopted as proposed, the rule could lower the interchange income received by HSBC Bank USA.
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
Under the Dodd-Frank Act, certain of our affiliates and subsidiaries, including HSBC Bank USA, have registered as swap dealers and are subject to extensive oversight by the CFTC. Regulation of swap dealers by the CFTC imposes numerous

HSBC USA Inc.
corporate governance, business conduct, capital, margin, reporting, clearing, execution and other regulatory requirements on HSBC Bank USA. Additionally, certain of our affiliates and subsidiaries, including HSBC Bank USA, have registered as security-based swap dealers and became subject to extensive oversight by the SEC, including the imposition of parallel corporate governance, business conduct, reporting and other regulatory requirements for security-based swaps. Imposition of these requirements may adversely affect our derivatives business and make us less competitive or make certain derivative products less profitable to undertake.
The Volcker Rule limits the ability of banking entities such as HUSI to sponsor or invest in certain private equity or hedge funds or engage in certain types of proprietary trading. See "Regulation and Competition - The "Volcker Rule"."
Our parent, HSBC North America, is subject to assessment by the FRB as part of the capital plan rule and CCAR program, as well as the supervisory stress tests conducted by the FRB. See "Regulation and Competition - Capital Planning and Stress Testing."
The total impact of the Dodd-Frank Act and subsequent legislative and regulatory initiatives cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators may respond through the promulgation of new regulations and revisions to existing regulations and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory actions in the United States, the U.K., the European Union ("EU") and in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our businesses, results of operations or financial condition. Furthermore, certain large G-SIBs, including our ultimate parent HSBC, have in recent years become subject to capital surcharges and other enhanced prudential requirements. The Financial Stability Board ("FSB") has identified HSBC as one of three G-SIBs subject to a 2 percent surcharge. The FRB's rules implementing the G-SIB surcharge in the United States do not impose additional capital requirements on us because the U.S. G-SIB surcharge only applies to the eight largest U.S. banking organizations.
Our ultimate parent HSBC is subject to the FSB's TLAC requirements for G-SIBs in the U.K. The TLAC standard also permits authorities in host jurisdictions to require "internal" TLAC to be issued by local entities to either parent entities or third parties. The purpose of the TLAC standard is to ensure that G-SIBs have sufficient loss-absorbing and recapitalization capacity available to implement an orderly resolution with continuity of critical functions and minimal impact on financial stability, and to ensure cooperation between home and host authorities during resolution. The FRB's rules implementing the FSB's TLAC standard require the U.S. IHCs of non-U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of TLAC and a related TLAC buffer. To support compliance with the TLAC rules, HSBC North America has issued long-term debt and may be required to issue additional long-term debt in future periods. See "Regulation and Competition - Long-Term Debt and TLAC."
The delivery of our priorities is subject to execution risk. Delivering on the U.S. strategy and financial outcomes requires effective management and execution of our strategic priorities, revenue growth initiatives, product enhancements and remediation programs.
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
Uncertainty surrounding the potential legal, regulatory and policy changes in the U.S. may directly impact financial institutions and the global economy. Changes by the current or future administrations in federal policy and regulatory agencies have and could continue to lead to changes involving the level of oversight and focus on the financial services industry as well as changes to the tax code. The nature, timing and economic and political effects of potential future changes to the current legal and regulatory framework and tax code affecting financial institutions remain highly uncertain. It is unclear what additional laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our results of operations and financial condition.
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

HSBC USA Inc.
Financial service providers are at risk of regulatory sanctions or fines related to conduct of business and financial crime. The incidence of regulatory proceedings and other adversarial proceedings against financial service firms is increasing, with a corresponding increase also in civil litigation arising from or relating to issues which are subject to regulatory investigations, sanctions or fines. There may be additional regulatory investigations and reviews conducted by banking and other regulators, including the CFPB, CFTC, SEC, state Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, substantial fines, penalties, remediation payments or other results, including additional compliance requirements, which could materially adversely affect our businesses, financial condition or results of operations, or cause serious reputational harm. In addition, HSBC's extensive global operations increase our compliance and regulatory risks and costs. For example, operations in emerging markets, including facilitating cross-border transactions on behalf of its clients, subjects us to higher compliance risks under U.S. regulations primarily focused on various aspects of global corporate activities, including AML laws and regulations, the Foreign Corrupt Practices Act ("FCPA") and economic sanctions programs administered by the Office of Foreign Assets Control. These risks can be more acute in less developed markets and thus require substantial investment in compliance infrastructure or could result in a reduction in certain of our affiliates' business activities. Criminal prosecutions of or civil enforcement against financial institutions for, among other alleged conduct, breaches of AML laws and regulations, the FCPA, or economic sanctions programs; antitrust violations; market manipulation; aiding and abetting tax evasion; and providing unlicensed cross-border banking services, have become more commonplace and may increase in frequency due to increased media attention and higher expectations from prosecutors and the public. Any such prosecution or investigation of, or legal proceeding or regulatory action brought against, HSBC or one or more of its subsidiaries could result in substantial fines, penalties and/or forfeitures and could have a material adverse effect on our results, business and prospects, including the potential loss of key licenses, requirement to exit certain businesses and withdrawal of funding from depositors and other stakeholders.
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
In 2019, the Bank of England ("BoE") and the Prudential Regulation Authority ("PRA") published final policies on the Resolvability Assessment Framework ("RAF"), which places the onus on firms to demonstrate their own resolvability and is designed to increase transparency and accountability for resolution planning. In order to be considered resolvable, HSBC must meet three outcomes: (i) have adequate resources in resolution; (ii) be able to continue business through resolution and restructuring; and (iii) be able to co-ordinate its resolution and communicate effectively with stakeholders. The RAF requires HSBC to prepare a report on HSBC Group's assessment of its resolvability, which is submitted to the PRA and BoE on a biennial basis. HSBC submitted its first report in October 2021 (followed by an addendum in February 2022) and published a public summary of the report in June 2022. Alongside this report, the BoE publicly disclosed its own assessment of HSBC's resolvability. The BoE identified certain shortcomings and areas of further enhancement which HSBC has since sought to address, progress in respect of which is set out in HSBC's second report which was submitted to the BoE in October 2023 (followed by an addendum in January 2024). HSBC will publish a public summary of the second report in June 2024, alongside which the BoE will make a further public assessment of HSBC's resolvability. Under the RAF, HSBC assesses its resolvability both from a UK-focused and a Group-wide perspective, and has implemented common resolvability capabilities across the Group's significant entities, including material entities in its U.S. group. HSBC continues to engage with the BoE, PRA, FRB, FDIC and its global regulators in other jurisdictions to ensure that it meets current and future recovery and resolution requirements and could face regulatory penalties if these requirements are not met.
U.S. federal banking agencies may increase regulatory capital, TLAC, long-term debt or liquidity requirements which could require HSBC North America or HSBC Bank USA to issue additional qualifying securities or to take other

HSBC USA Inc.
actions, such as liquidate assets.  HSBC North America and HSBC Bank USA are required to meet consolidated regulatory capital and liquidity requirements, including new or modified regulations and related regulatory guidance, in accordance with current regulatory timelines.
In the current regulatory environment, capital and liquidity requirements are frequently introduced and amended. Our regulators may increase regulatory minimum or buffer requirements, change how regulatory capital is calculated or increase liquidity requirements. A significant component of regulatory capital ratios is calculating our risk-weighted assets and our leverage exposure which may increase. The Basel Committee has also revised several key methodologies for measuring risk-weighted assets. These revisions include changes to the standardized approach for credit risk and operational risk, constraints on the use of internal models, a capital floor based on the revised standardized approaches, and a final standard on the minimum capital requirements for market risk. In July 2023, U.S. banking regulators issued a notice of proposed rulemaking to update the U.S. Basel III rule in a manner broadly consistent with, but in some cases more stringent than, the Basel Committee revisions. See "Regulation and Competition - Tailoring Rules." In August 2023, U.S. banking regulators released a proposal that would require certain U.S. banks, BHCs and IHCs, including HSBC Bank USA and HTCD, to issue and maintain long-term debt to improve resolvability. See "Regulation and Competition - Long-Term Debt and TLAC." These and other future regulatory or legislative proposals could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America, as well as our ability to meet these requirements.
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

HSBC USA Inc.
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
We also access wholesale markets in order to provide funding for entities that do not accept deposits, to align asset and liability maturities and currencies and to maintain a market presence. We issued a total of $4,557 million of long-term debt at various points in 2023, including $1,250 million of senior notes issued in March. An inability to obtain financing in the unsecured long-term or short-term debt capital markets because of market factors or factors in our businesses could have a substantial adverse effect on our liquidity. Unfavorable macroeconomic developments, market disruptions or regulatory developments may increase our funding costs or challenge our ability to raise funds to support our businesses, materially adversely affecting our businesses, prospects, financial condition and/or results of operations.
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
Given the current economic, regulatory, and political environment for large financial institutions such as us, and possible public backlash to bank fees and the emergence of new products and fintech companies, there is increased competitive pressure to provide products and services at current or lower prices. Consequently, our ability to reposition or reprice our products and services from time to time may be limited and could be influenced significantly by the actions of our competitors who may or may not charge similar fees for their products and services. Any changes in the types of products and services that we offer our customers and/or the pricing for those products and services could result in a loss of customers and market share and could materially adversely affect our results of operations. Further, new entrants to the market or new technologies, including generative artificial intelligence and distributed ledger technology, could require us to spend more to modify or adapt our products to attract and retain customers. Continued technological advances and the growth of e-commerce have made it

HSBC USA Inc.
possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions as well as other companies to provide electronic and Internet-based financial solutions, including electronic payment solutions. We may not respond effectively to these competitive threats from existing and new competitors and may be forced to increase our investment in our businesses to modify, adapt or develop products, services, and technology infrastructure to respond to our customers' needs. Any of these factors may have a material adverse effect on our businesses, prospects, financial condition and results of operations.
Adverse changes in our credit ratings could have a material adverse effect on our borrowing costs and liquidity. Our credit ratings are an important part of maintaining our liquidity. We depend on access to the securities market for a portion of our funding. Our credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors including their assessment of our relative financial strength and results of operations, including our strategy and our management's capability, as well as factors affecting the financial services industry generally, including legal and regulatory frameworks affecting our business activities and the rights of our creditors. There can be no assurance that downgrades will not occur. Any downgrade in our credit ratings could potentially increase our borrowing costs, impact our ability to issue commercial paper and, depending on the severity of the downgrade, substantially limit our access to capital markets, require us to make cash payments or post collateral and permit termination by counterparties of certain significant contracts, including as a result of credit-related contingent features in certain of our derivative contracts, which could negatively affect our liquidity. In October 2023, Moody's downgraded the long-term debt ratings of HSBC USA by one notch, including the senior debt rating which was downgraded to A2 from A1. The outlook for the senior debt ratings of HSBC USA is stable. While this rating action did not have a material financial impact on our borrowing costs or liquidity, any future actions could have such an impact.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which may lead to adverse ratings actions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At December 31, 2023, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
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
A program consisting of policies and procedures that are reasonably designed to achieve compliance with financial crime laws may not always prevent third parties from using us (and our relevant counterparties) as a conduit for money laundering, including illegal cash operations without our knowledge (and that of our relevant counterparties), or committing acts of bribery or violations of economic sanctions through us. In addition, the accessibility and increasing sophistication of generative artificial intelligence brings financial crime risks. While there is potential for the technology to support financial crime detection, there is also a risk that criminals use generative artificial intelligence to perpetrate fraud, particularly scams. Developments in payments technologies, including those based on distributed ledger technology, could impact the effectiveness of our financial crime controls. We or our affiliates becoming a party to violations of financial crime laws or regulations, or accusations of being associated with such activity, could damage our reputation and/or lead to fines, penalties and/or other legal enforcement. Any one of these outcomes could have a material adverse effect on our business, prospects, financial condition and results of operations.
Operational risks are inherent in our businesses and may adversely impact our businesses and reputation. We are exposed to many types of operational risks that are inherent in banking operations, including fraudulent and other criminal

HSBC USA Inc.
activities (both internal and external), breakdowns in processes or procedures and systems failure. For example, fraudsters may target any of our products, services or delivery channels, including lending, internet banking, payments, bank accounts and cards. Further, there is a risk that our operating system controls, business continuity or data security systems could prove to be inadequate. Adoption of emerging technologies, such as generative artificial intelligence and distributed ledger technology, may also expose us to operational risks, including unanticipated costs, scarcity of specialist expertise, increase in legacy technology burden, reduced resilience, or insufficient controls. These risks apply equally when we rely on third-party service providers and partners to provide services to us and our customers. These operational risks may result in financial loss to us (including unanticipated expenses to correct any defect, and litigation expenses), an adverse customer experience, reputational damage and potential regulatory action, which could have a material adverse effect on our businesses, prospects, financial condition and results of operation.
Any potential losses sustained as a result of an operational risk may not be sufficiently covered by our insurance, and our coverage is subject to deductibles and exclusions.
Our operations are subject to risk of technology failure. In today's complex and interconnected technology environment, all financial institutions, including us, are at risk of technology failures. Such failures could result from inadequate design or implementation of our systems or controls, inadequate maintenance or upgrades of our systems, software and networks, or from events that are wholly or partially beyond our control, which may include:
•cyberattacks (see "Our operations are subject to risk of cyberattacks.", below);
•electrical, telecommunications, or other essential utility outages;
•natural disasters, such as severe weather conditions and earthquakes;
•events arising from local, regional or international politics, including terrorist acts or acts of war; and
•absence of personnel necessary to operate or maintain our systems, due to global pandemics or other unforeseen emergencies.
Consequences of a technology failure may include operational disruptions, data breaches (including loss of customer data), litigation expenses and liability for damages, loss of business, reputational damage, regulatory fines and increased regulatory scrutiny, and unanticipated costs to remediate the failure. This could have a material adverse effect on our operations, financial condition, business prospects, and reputation.
Our operations are subject to risk of cyberattacks. The threat of cyberattacks poses significant risk to financial institutions, including us. Cyberattacks continue to evolve and vulnerabilities in technology systems continue to be exploited by cyber criminals at an increasing rate. Malicious actors, including state-sponsored attackers, hackers for hire, organized syndicates, hacktivist groups, and those who might act from within our organization (known as insider threat) have developed a variety of cyberattacks. These attacks include malware (such as ransomware), exploitation of both known and unpublished (zero-day) vulnerabilities in software, various types of phishing, distributed denial of service, and other sophisticated methods of compromising critical or sensitive systems and information. An increase in the sophistication of cyberattacks is expected as malicious actors adopt emerging technology, like artificial intelligence, to enhance their methods. Continued geopolitical conflicts also escalate the overall risk of cyberattacks.
Like other financial institutions, we experience numerous attempts to compromise our cybersecurity, and we expect to continue to be the target of attacks. As of the date of this disclosure, we have not been materially affected by cyberattacks, however, we recognize that we could be materially affected by such risks in the future. We remain an attractive target for cyberattacks due to, among other things, HSBC Group's geographical span and prominent role in the financial services industry, our offering of internet banking and mobile banking platforms, our storage of significant amounts of customer and other confidential information, the continued increase of services delivered via the internet, increasing reliance on Internet-based products, applications and data storage and an increased use of hybrid working models by our and HSBC Group's employees, contractors, third-party service providers and their sub-contractors. Our exposure to cyberattacks could increase in the event we fail to adhere to our cybersecurity policies, procedures or controls, employee wrongdoing, or human, governance or technological error that compromises our ability to effectively defend against cyberattacks. Failure to adequately upgrade or maintain our technology environment could also result in greater susceptibility to cyberattacks or an unexpected change in the nature or intensity of cyberattacks could require additional capital expenses for human resources and technology, even if such attacks remain unsuccessful. While we continue to make investments in technology and adopt measures designed to prepare for, detect, respond to and recover from cyberattacks, such actions cannot provide assurance that we will be successful in mitigating cyberattacks.
A successful cyberattack could have a material adverse effect on our customers, business, financial condition, operations, business prospects and reputation and could impact our ability to attract and keep customers. Some examples of such adverse effects include:
•compromise of our confidential information or other third-party confidential information;

HSBC USA Inc.
•compromise of our customers' data, which could potentially impact our customers' credit ratings, liquidity, ability to repay loan balances, or put our customers at risk for identity theft, account takeover, and credit abuse;
•disruption of technology systems or data necessary for our, our customers' or third parties' operations, including, for example, compromising the security of and confidence in our payment channels or other critical systems;
•disruption of our ability to operate effectively, including the ability to operate controls, file timely reports, and access capital;
•unanticipated costs, including litigation expenses, liability for damages, remediation of affected systems, and incentives to customers and business partners to maintain and rebuild business relationships after the attack; and
•regulatory fines and increased regulatory scrutiny.
Similarly, successful cyberattacks against our third-party service providers or partners could compromise the integrity, availability or confidentiality of our technology systems or data, causing a material adverse impact on us (see "Our operations are subject to third-party risk." below).
Even in the absence of successful cyberattacks, changes in the cyber threat landscape may require unanticipated capital expenses to adjust our cybersecurity program in order to respond to these threats and to enhance our processes and systems to ensure security of data.
While we have purchased cybersecurity insurance, our coverage may not be sufficient to cover losses, and coverage is subject to deductibles and exclusions. Moreover, as cyberattacks continue to increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts or on terms that are adequate for our operations.
Our operations are subject to risk relating to data, including consumer privacy rights. Our operations depend on our ability to collect, maintain, and process a significant amount of data in a complex data environment. Data availability, quality and integrity are critical for our decision making, enterprise risk management and operational processes, as well as for complying with regulations. As we become more data-driven and our business processes rely more on digital channels, the volume of data that we and our customers interact with continues to increase. Our data management policies, processes, and controls, including with respect to data architecture, data availability, data quality, data integrity, and data retention or deletion are designed to ensure that problems with data are identified, reported and addressed.
Effective data governance relies on a clear understanding of our environment. If our data governance, including data integrity, availability, quality and architecture policies, procedures, and controls, are not sufficiently robust, we could be subject to the risk of errors, including in transactions data, financial or accounting data, data stored in recordkeeping systems, or data used in reporting to senior management or regulators. For example, failure to comply with regulatory reporting requirements or with principles for effective risk data aggregation and risk reporting, as set out by the Basel Committee, may result in supervisory measures. Even where such errors are averted or mitigated, we may incur unanticipated cost and operational disruptions in order to implement necessary adjustments and reconciliations. Inadequate policies, processes and controls may also affect our ability to use data to service customers more effectively or improve our product offering.
As a financial institution, we necessarily gather, maintain and use a significant amount of customers' personal data. Continued changes in privacy laws and regulations, including changes in their scope and interpretation, increased enforcement activity, and inconsistencies in requirements in different jurisdictions have increased and could further increase compliance complexity and related costs and risks with respect to management of personal data, including significant financial penalties for compliance failures. Developments in privacy laws and regulations could limit our ability to: use customer data, develop new products or pursue business opportunities, and respond to technological changes. Such developments could also pose challenges to our operations, including with respect to sharing data with our affiliates. They also could heighten the reputational impact of perceived misuses of customer data, by us, our vendors, or those who gain unauthorized access to our customer data. Other regulatory developments could require us to increase consumer access to data (including through authorized third parties).
We are increasingly subject to laws and regulations relating to cybersecurity (including encryption), surveillance, and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures, and controls. Such changes may have a material adverse effect on our operations, including by impairing our ability to effectively process data (including transactions), to effectively protect our customers' privacy, or to implement and maintain effective information security measures.
Whether actual or perceived, any of the failures relating to data could have a material adverse effect on our customers, business, financial condition, operations, business prospects, and reputation, including significant financial losses from regulatory fines, litigation, and any associated remediation activities.
Our operations are subject to third-party risk. We rely on third-party service providers and partners, who, in turn, rely on their own networks of vendors, to deliver goods and services to us, our affiliates, and our customers. Our third-party service providers and partners are subject to the same or similar risks as we are, including technology failures, security breaches,

HSBC USA Inc.
capacity constraints, and inadequate data management or privacy protections, the risk of which we may not be able to effectively monitor or mitigate. Any of these risks could impede their ability to provide products or services to us and materially disrupt our business (including our ability to process transactions and communicate with customers and counterparties), damage our reputation, and expose us to financial and regulatory consequences. We may not be able to effectively monitor or mitigate operational risks relating to fourth parties, i.e., vendors used by our third-party service providers.
Additionally, failures experienced by shared financial market systems and providers, such as central banks, clearinghouses, custodians, exchanges and other shared technology infrastructure providers could have a material adverse effect on market participants, including us, and could disrupt the functioning of the overall financial system.
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
While financial markets and regulatory institutions vary by jurisdiction in terms of authority or responsibility, U.S. and non-U.S. banking and securities regulators and others, including certain state and other federal regulators, have recently implemented or are in consultation to draft regulatory requirements which recognize the need to address climate change's adverse impacts on financial market stability. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. In October 2023, the federal banking agencies issued principles for climate-related financial risk management for large financial institutions. This guidance provides a high-level framework for the safe and sound management of exposures to climate-related financial risks and applies to financial institutions with over $100 billion in total consolidated assets, including the U.S. operations of foreign banking organizations and IHCs.
We may be exposed to climate related litigation risks, either directly if stakeholders think that we are not adequately managing climate risks or indirectly if our clients and customers are themselves the subject of litigation, potentially resulting in the revaluation of client assets.
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
We may suffer losses due to negligence, fraud or misconduct by third parties. We depend on third-party suppliers, outsourcing vendors and our affiliates for a variety of services. Third parties with which we do business with could be sources of operational risk to us, including risks relating to break-downs or failures of such parties' own systems or employees. The OCC and FRB require financial institutions to maintain third-party and service provider risk management programs, which include due diligence requirements for third parties and service providers as well as for our affiliates who may perform services for us. In June 2023, the federal banking agencies issued updated guidance on managing risks associated with third-party

HSBC USA Inc.
relationships. The guidance sets forth considerations and a framework with respect to the management of risks arising from third-party relationships and replaces the federal banking agencies' existing guidance on the topic. The guidance broadly applies to business arrangements between a banking organization and a third party. If our third-party risk and service provider management and due diligence program is not sufficiently robust, this could lead to regulatory intervention. Any of these occurrences could diminish our ability to operate one or more of our businesses, and may result in potential liability to clients, reputational damage or regulatory intervention, all of which could materially adversely affect us.
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
We have exposure to counterparty risk and the financial condition of our clients and counterparties could adversely affect us. We are exposed to counterparties that are involved in virtually all major industries, and we routinely execute transactions with counterparties in financial services, including brokers and dealers, central clearing counterparties, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. Significant deterioration in the credit quality of a counterparty may lead to concerns about the credit quality of others in the same industry, exacerbating our credit risk exposure, and increasing losses (including mark-to-market losses) in our market-making and clearing businesses. Our ability to engage in routine transactions to fund our operations and manage our risks could be materially adversely affected by the actions and commercial soundness of other financial services institutions. Financial institutions are necessarily interdependent because of trading, clearing, counterparty or other relationships. As a consequence, a default by, or decline in market confidence in, individual institutions, or anxiety about the financial services industry generally, can lead to further individual and/or systemic difficulties, defaults and losses.
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

HSBC USA Inc.
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
Key employees may be difficult to attract or retain.  HUSI's continued performance, competitive position, and effectiveness to execute its overall strategy depends on its ability to attract new employees and to retain an engaged workforce. Providing support to our employees is a significant priority and is critical to managing our workforce and achieving our strategic objectives. Through the U.S. Wellbeing agenda, we provided resources, programs and webinars to employees with the specific purpose to support the mental and physical health of our colleagues.
The regulatory environment and competitive market in which HUSI operates can make it difficult to hire or retain highly qualified employees. HUSI often competes in the market for talent with industries that are not subject to regulatory restrictions on incentive compensation structure. Market positioning in terms of fixed pay and total compensation is an important factor in attracting and retaining people, as well as advancing the diversity agenda. The accelerated pace of change in employment in our industry and any disruptions to our workplace and workforce require a focused effort on future skill development. To enable growth, there is a need to facilitate talent mobility, broaden career growth, allow for formal development, and establish a high impact learning culture.
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
We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of our deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on objective and verifiable management forecasts, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 18, "Income Taxes," in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy We take cybersecurity seriously and are committed to continually improving our cybersecurity program to protect our customers, colleagues and systems from risks associated with cybersecurity threats. As a financial institution, we are supervised by financial services regulators and required to comply with cybersecurity laws and regulations at both the federal and state level. In designing our cybersecurity program, we considered cybersecurity industry standards such as those issued by the National Institute of Standards and Technology and guidance from the Federal Financial Institutions Examination Council. We maintain a robust process for assessing, identifying and managing cybersecurity risks to meet our responsibilities to our regulators, limit disruption to our customers, and reduce our exposure to financial loss, loss of sensitive data and reputational damage.
Overall Risk Management System and Processes As described more fully in the "Risk Management" section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our overall risk management framework takes a "Three Lines of Defense" approach by assessing, identifying and managing risk, including risks associated with cybersecurity threats, across three distinct, but highly coordinated teams.
•The First Line of Defense consists of operational and business teams responsible for assessing, identifying, and managing risks, and implementing controls to help mitigate those risks. The First Line of Defense also includes a dedicated cybersecurity team accountable for implementing and operating security controls on systems and data.
•The Second Line of Defense includes our operational and resilience risk function and compliance function, which are responsible for our operational risk framework, creation and monitoring of policies, reviews and challenges of First Line activity, and assurance over First Line's control compliance. The Second Line of Defense includes dedicated staff with expertise in cybersecurity.
•The Third Line of Defense is represented by the Internal Audit function which, with respect to cybersecurity, is intended to provide independent objective assurance on the adequacy of the cybersecurity program's design and operational effectiveness and includes staff with cybersecurity experience.
Cybersecurity Program Our risk-based cybersecurity program is implemented by highly specialized cybersecurity professionals under the management of HSBC Group and regional Chief Information Security Officers ("CISOs"). The cybersecurity program is further enhanced by an independent operational resilience program. We conduct periodic risk assessments to address the evolving cyber threat landscape, cybersecurity requirements and risk appetite.
Our cybersecurity program is supported by several functional teams, including teams dedicated to global defense (including security operations and threat intelligence), assessment and testing (including cloud security), research and red team activities (e.g., penetration testing), identity and access management, education and awareness, data science and analytics, risk and control strategy, strategy and transformation, and business enablement. The teams collaborate closely to assess, identify and manage risks associated with cybersecurity threats.

HSBC USA Inc.
Within the cybersecurity program, our incident management process includes coordinating preparation for, detection of, response to and recovery from cybersecurity incidents. The incident management process is designed to enable identification and investigation of incident-associated risks, issuance of required notifications, tracking of incident progress, trend analysis and consolidated reporting to management. As part of the same process, management makes recommendations to the Risk Committee of the Board (the "Risk Committee") regarding whether to report the incident to the Board of Directors based on many factors, including the significance of the incident. Post incident, our teams analyze our response for opportunities to improve and incorporate any findings into our policies and standards, as necessary.
In addition to administrative and physical controls to protect our data and systems, such as our clean desk policy and security terminals for building access, as part of our cybersecurity program, we also implement and maintain technical security controls. Such technical controls include, but are not limited to, intrusion detection and prevention systems, data loss or leakage prevention, distributed denial-of-service ("DDoS") attack prevention, and network segmentation. We regularly test our technical controls through methods like penetration testing, vulnerability scanning, and attack simulation. We also have a cybersecurity education and awareness program to engage staff on key messages and target high-risk personnel groups with tailored information through various channels.
Third-Party Support of Cybersecurity Risk Management We strategically employ third-party support to supplement our cybersecurity risk management program. For example, we engage independent third parties to support our threat-led penetration testing and undergo independent external audits on a periodic basis that assess the efficacy of certain cybersecurity controls.
Third-Party Security Management We have a third-party security risk management process to assess, identify and manage risks associated with cybersecurity threats with supplier and other third-party relationships and assist in fulfilling our legal and regulatory requirements. This process is designed to assess our third parties' cybersecurity programs against our standards and requirements. Cybersecurity requirements for third-party suppliers are also embedded in risk-based contractual obligations relating to information security, confidentiality, the right to audit, physical and logical security controls, and notification of incidents that may impact our systems or data. Additionally, third parties are subject to risk-based cybersecurity due diligence reviews.
Impact of Cybersecurity Threats To date, risks associated with cybersecurity threats have not materially affected us, including our business strategy, results of operations and financial condition, including as a result of previous cybersecurity incidents. However, we cannot provide assurance that cybersecurity threats will not materially affect us in the future.
As with many financial institutions, we remain under constant threat of sophisticated cybersecurity attacks both directly and through our suppliers. We have seen an increase in ransomware attacks on our suppliers in the past year; however, to date, these incidents have not had a material impact on us. If a cybersecurity incident does impact us, we carry cybersecurity insurance in an effort to protect us against certain losses that may arise from such incidents, up to relevant policy limits.
Notwithstanding our extensive approach to cybersecurity, we may not be successful in preventing or mitigating a cyber-attack that could have a material adverse impact on us. The impact of any future incident cannot be predicted, and the costs related to cybersecurity threats or incidents may not be fully insured. See Item 1A, "Risk Factors."
Governance
Board of Directors Our Board of Directors has the ultimate responsibility for the effective oversight of risk management, including with respect to risks associated with cybersecurity threats, and we have a risk-based process to engage our Board of Directors during cybersecurity incidents. The Risk Committee and senior management, review and approve policies related to the process for assessing and managing risks, including risks associated with cybersecurity threats. The Risk Committee receives reports from management and advises the Board of Directors on its views on the effectiveness of policies to address risks related to: (a) cybersecurity threats; (b) customer information; and (c) significant third-party outsourcing relationships. On an annual basis, the Risk Committee reviews and approves our cybersecurity risk management program. The Risk Committee also receives ad hoc reporting on cybersecurity matters, as appropriate. In addition, our Board of Directors participates in periodic cyber trainings and education sessions.
Management The cybersecurity risk management processes described above are managed by our Americas Regional CISO. Our Americas Regional CISO is a Certified Information Systems Security Professional ("CISSP") and has extensive experience in financial services, government, and other private sector organizations, with relevant leadership roles spanning cybersecurity, technology risk, technology controls and other information technology disciplines. In the event a cybersecurity incident affects us, the Regional CISO is informed and engaged in alignment with our cybersecurity incident response protocols.
Key indicators, controls status, and other matters related to cybersecurity, including significant cyber incidents, are presented on a regular basis to various management risk and control committees to facilitate ongoing awareness and management of our cybersecurity posture. In addition to the standard cybersecurity training provided to all our staff, targeted management training is delivered periodically, to enhance aspects of management cybersecurity awareness.

HSBC USA Inc.
Item 2. Properties

The principal executive offices of HSBC USA and HSBC Bank USA are located at 452 Fifth Avenue, New York, New York 10018. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, Tysons, Virginia 22102. HSBC Bank USA had 21 wealth centers and 23 representative offices across the United States at December 31, 2023.

Item 3. Legal Proceedings

See Note 30, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

HSBC USA's common stock is not publicly traded. As of the date of this filing, HSBC North America was the sole holder of HSBC USA's common stock. During 2023, HSBC USA paid dividends on its common stock of $1.5 billion from retained earnings to HSBC North America.

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
•the use of us, or our affiliates, as a conduit for illegal activities without our knowledge by third parties;
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
•disruption in our and our third-party providers' and partners' operations resulting from technology failures, cyberattacks, and inadequate data management and consumer privacy protections;
•the ability of third-party service providers and partners to provide adequate services;
•risks associated with Environmental, Social and Governance ("ESG") matters such as climate change and human rights issues;
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
2023 Economic Environment  The U.S. economy continued to grow during 2023 despite continued pressures from high inflation and rising interest rates, which are expected to lead to a slowdown of future economic growth. In addition, bank failures earlier in the year have raised concerns about potential weakness in the banking sector, which has contributed to tighter credit conditions for households and businesses, further weighing on economic activity. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 2.5 percent in 2023, while the personal consumption expenditures price index fell to 2.6 percent in December 2023, slightly above the FRB's target inflation rate. After increasing short-term interest rates by a total of 100 basis points during the first seven months of 2023, the FRB held short-term interest rates steady for the remainder of the year as inflation slowed. While interest rates are expected to remain elevated for some time, the FRB is expected to start decreasing short-term interest rates in 2024, the timing of which is dependent upon future economic conditions.
Although economic conditions improved during 2023 driven by better than expected economic growth, economic uncertainty remains due to elevated interest rates, inflation levels and the expectation for slowing economic growth, all of which will continue to impact our business in future periods. Concerns over domestic and global policy issues, trade policy in the U.S. and geopolitical events, including the recent turmoil in the Middle East, as well as the implications of those events on the markets in general, further add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a recession. Interest rate levels, inflation and economic growth, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2024 and beyond.
2023 Events
•Regional bank failures earlier in 2023 triggered turmoil throughout the banking industry as contagion fears spread. We did not experience any significant impact to our liquidity, deposits or funding capabilities as a result of this industry turmoil. In November 2023, the Federal Deposit Insurance Corporation ("FDIC") issued a final rule that imposes a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. The special assessment is based on an insured depository institution's estimated uninsured deposits reported as of December 31, 2022 and will be assessed over eight quarterly periods beginning with the first quarter of 2024. The special assessment results in $243 million of additional deposit insurance assessment fees for HUSI, which were accrued in the fourth quarter of 2023. Because the estimated loss to the Deposit Insurance Fund will be periodically adjusted as actual losses are incurred, the FDIC retains the ability to cease collection early or extend the special assessment collection period, as needed.
•In September 2023, our Markets and Securities Services business segment entered into an agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc. We continue to provide sales and trading services to HSBC Bank plc in support of these activities, which allows us to record sales commissions and performance fees for such activities while holding fewer assets on our balance sheet. As the transfer was between affiliates under common control, the consideration received in excess of our carrying value resulted in an increase to additional paid-in-capital. In conjunction with the agreement, during the third quarter of 2023, we also transferred a portion of our precious metals trading assets inventory with a fair value of approximately $0.9 billion to HSBC Bank plc.
•During the fourth quarter of 2023, we sold a portfolio of commercial real estate loans to a third-party sponsored asset-backed financing entity with a carrying value of $439 million at the time of sale and recognized an immaterial loss on sale, including transaction costs. These commercial real estate loans were transferred to held for sale during the second quarter of 2023 as part of an effort to reduce exposure to this sector. Prior to the sale, during 2023, we recorded $30 million of lower of amortized cost or fair value adjustments associated with the write-down of these commercial loans held for sale. See Note 9, "Loans Held for Sale," in the accompanying consolidated financial statements for additional information.
•During the fourth quarter of 2023, we also sold certain U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities classified as available-for-sale with a total carrying value of $960 million and realized a loss of $246 million. These securities were sold to manage our exposure to the changing interest rate environment as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. We have reinvested the proceeds into higher yielding U.S. Government agency mortgage-backed securities classified as held-to-maturity.

HSBC USA Inc.
•In November 2023, we commenced a new 20-year operating lease to relocate our U.S. headquarters to 66 Hudson Boulevard, New York, New York which resulted in the recognition of a lease ROU asset of $381 million, including prepaid construction costs, and a corresponding operating lease liability of $324 million. The lease contains certain renewal and termination options.
•In 2023, we paid dividends on our common stock of $1.5 billion from retained earnings to HSBC North America.
Performance, Developments and Trends The following tables set forth selected financial metrics of HUSI for the years ended December 31, 2023, 2022 and 2021 and at December 31, 2023 and 2022:

Year Ended December 31,	2023	2022	2021
	(dollars are in millions)
Net income	$393	$548	$688
Rate of return on average:
Total assets	.2%	.3%	.4%
Common equity	3.2	3.3	3.6
Tangible common equity(1)	3.3	3.4	3.7
Total equity	3.3	3.6	3.8
Net interest margin	1.10	1.28	1.13
Efficiency ratio	84.1	76.0	89.7
Commercial net charge-off ratio(2)	.10	.04	.09
Consumer net charge-off ratio(2)	.03	(.06)	.51

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

Year Ended December 31,	2023	2022	2021
	(in millions)
Common equity	$11,777	$14,119	$16,896
Less: Goodwill	458	458	458
Less: Intangible assets - purchased credit card relationships	—	—	5
Tangible common equity	$11,319	$13,661	$16,433
(2)Excludes loans held for sale.

At December 31,	2023	2022
Additional Select Ratios:
Allowance as a percent of loans(1)	1.00%	.98%
Commercial allowance as a percent of loans(1)	1.44	1.32
Consumer allowance as a percent of loans(1)	.09	.19
Loans to deposits ratio(2)	48.43	48.00
Common equity Tier 1 capital to risk-weighted assets	13.0	13.5
Tier 1 capital to risk-weighted assets	13.3	13.8
Total capital to risk-weighted assets	15.7	16.1
Tier 1 leverage ratio	7.7	8.5
Total equity to total assets	6.9	7.4

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $393 million during 2023 compared with $548 million and $688 million during 2022 and 2021, respectively. Income before income tax was $488 million during 2023 compared with $725 million and $912 million during 2022 and 2021, respectively. The decrease in income before income tax during 2023 compared to 2022 was due primarily to lower net interest income as interest expense on deposits and interest bearing liabilities grew faster than interest income on loans and interest bearing assets. Also contributing to the decrease were higher operating expenses due to higher deposit insurance assessment fees driven by the special assessment which was accrued in the fourth quarter of 2023 as discussed above, partially offset by lower costs driven by the completion of our strategic plan to restructure our operations ("Restructuring Plan") in 2022. See Note 3, "Strategic Initiatives," in the accompanying consolidated financial statements for further discussion. These decreases were partially offset by a lower provision for credit losses and higher other revenues. The increase in other revenues was driven by

HSBC USA Inc.
higher trading revenue, partially offset by the loss realized in the fourth quarter of 2023 from the sale of certain securities for risk management purposes as discussed above and the non-recurrence of a gain of $113 million recorded in 2022 on the sale of the branch disposal group associated with the exit of our mass market retail banking business.
The decrease in income before income tax during 2022 compared to 2021 was due primarily to a higher provision for credit losses which reflected a loss provision in 2022 driven by the weakening of economic conditions compared with a release in credit loss reserves in 2021 driven by improved economic conditions and, to a lesser extent, the impact of our decision to exit our mass market retail banking business which resulted in a release of credit loss reserves and a reduction to the provision for credit losses of approximately $101 million during the second quarter of 2021. Also contributing to the decrease was lower net interest income as interest expense on deposits and interest bearing liabilities grew faster than interest income on loans and interest bearing assets. These decreases were partially offset by higher other revenues driven by higher trading revenue and the gain on sale of the branch disposal group as discussed above as well as lower operating expenses.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
London Interbank Offered Rate ("LIBOR") Transition In 2021, the United Kingdom ("U.K.") Financial Conduct Authority ("FCA") announced that all LIBOR tenors would either cease to be provided by any administrator or become no longer representative immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar ("USD") LIBOR tenors and all non-USD LIBOR tenors, and immediately after June 30, 2023, in the case of the remaining overnight, one-month, three-month, six-month and twelve-month USD LIBOR tenors.
Regulators and central banks in various national jurisdictions have been working to help transition from interbank offered rates ("IBORs") to acceptable alternative rates, such as the Secured Overnight Financing Rate ("SOFR"). We had contracts that referenced IBORs, primarily USD LIBOR-based contracts for loans, derivatives and long-term debt. All of our LIBOR-based contracts have been successfully transitioned onto replacement rates or included appropriate fallback provisions upon cessation.
Separately, the International Swaps and Derivatives Association ("ISDA") confirmed that the fallback spread adjustments to be used in its ISDA fallbacks were fixed as of the date of the 2021 FCA announcement. As a result, the ISDA fallbacks (i.e., to the adjusted risk-free rate plus the fixed spread adjustment) automatically occurred for outstanding derivative contracts that incorporated the ISDA fallback language or adhered to the ISDA fallback protocol generally when each LIBOR tenor ceased or became non-representative. For all outstanding derivatives referenced to USD LIBOR tenors, the ISDA fallback occurred at the first reset subsequent to June 30, 2023.
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
Our results are also impacted by general global and domestic economic conditions, including employment levels, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Changes in interest rates generally affect both the rates we charge to our customers and the rates we pay on our borrowings. Achieving our profitability goals in 2024 is largely dependent upon macroeconomic conditions which include the interest rate environment, housing market conditions, unemployment levels, market volatility, energy prices and our ability to attract and retain loans and deposits from customers, all of which could impact trading and other revenue, net interest income, loan volume, loss provision and ultimately our results of operations.

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

Year Ended December 31,	2023	2022	2021
	(in millions)
Profit before tax – U.S. GAAP basis	$488	$725	$912
Adjustments:
Other long-lived assets	202	(8)	61
Renewable energy tax credit investments	12	25	21
Gain on transfer of precious metals trading client relationships to an affiliate	10	—	—
Pension and other postretirement benefit costs	—	6	(10)
Loans held for sale	(5)	25	(62)
Expected credit losses	(45)	153	(272)
Other	(4)	(1)	(9)
Profit before tax – Group Reporting Basis	$658	$925	$641
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in the accompanying consolidated financial statements. Differences in reported profit before tax in the table above that were individually significant for 2023 and 2022 are explained below. See "Basis of Reporting" in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K") for an explanation of the differences in reported profit before tax in the table above that were individually significant for 2021.
During 2023, other long-lived assets in the table above reflects a reversal of $149 million of impairment charges under the Group Reporting Basis related to capitalized software and leasehold improvements primarily associated with our Wealth and Personal Banking business segment which were previously written-off. In 2020, we recorded an impairment charge under the Group Reporting Basis related to the write-off of all the capitalized software and a portion of the leasehold improvements, while under U.S. GAAP no impairment charge was required. Subsequent to recognition of the impairment charge in 2020, expenditures for software development and newly completed leasehold improvements in our Wealth and Personal Banking business segment were capitalized and amortized over their useful lives under U.S. GAAP, but not under the Group Reporting Basis. Consequently, the carrying amounts of capitalized software and leasehold improvements were higher under U.S. GAAP than under the Group Reporting Basis and, as a result, corresponding amortization expense was higher under U.S. GAAP. During the second quarter of 2023, we determined that the cash generating unit was no longer impaired under the Group Reporting Basis and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that have since been sold. In addition, during 2023, we recorded $22 million of lease related impairment charges under U.S. GAAP primarily associated with the exit of certain office space, while under the Group Reporting Basis, impairment was recognized when we committed to vacate the space in the fourth quarter of 2022.
During 2023 and 2022, renewable energy tax credit investments in the table above primarily reflects the impact of a presentation difference. Under the Group Reporting Basis, the amortization of our investment balance is presented in income tax expense, while under U.S. GAAP, the amortization of our investment balance is presented in other revenues.
During 2023, we transferred certain precious metals trading client relationships to an affiliate which under the Group Reporting Basis required the gain to be recorded in earnings. Under U.S. GAAP, since the transfer was between affiliates under common control, the gain was reflected as a capital transaction and recorded in common equity as a component of additional paid-in capital. See Note 25, "Business Segments," in the accompanying consolidated financial statements for additional discussion.
During 2022, loans held for sale in the table above reflects a higher gain on loan sales under the Group Reporting Basis than under U.S. GAAP, which includes the gain on sale of the branch disposal group. The higher gain under the Group Reporting Basis was due primarily to the releases of credit loss reserves previously recorded on the loans under U.S. GAAP when they

HSBC USA Inc.
were transferred to held for sale in 2021 as well as the higher carrying amount of leasehold improvements associated with the sold branches under U.S. GAAP at the time of sale. These leasehold improvements were previously determined to be impaired and written-off under the Group Reporting Basis as discussed above. Also contributing to the higher gain under the Group Reporting Basis was the sale of certain previously charged-off credit card and other consumer loans which resulted in a recovery under the Group Reporting Basis in 2022. This transaction did not qualify as a sale under U.S. GAAP and, as a result, the recovery is being deferred and amortized over the estimated collection period.
During 2023, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses ("ECL") estimate), while under U.S. GAAP such loans require a lifetime ECL estimate. Primarily as a result of the different requirements, the impact of improved economic forecasts was more pronounced under U.S. GAAP. In addition, expected credit losses under the Group Reporting Basis reflect higher provisions associated with certain loans which were downgraded to "stage 3," while under U.S. GAAP, the impact of the downgrades was covered by existing reserves.
During 2022, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, loss provisions driven by the weakening of economic conditions, which resulted in a worsening of economic forecasts as well as higher provisions associated with loan growth and maturity extensions, were more pronounced under U.S. GAAP.

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

HSBC USA Inc.
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
Because our estimates of the allowance for credit losses involve judgment and are influenced by factors outside of our control, there is uncertainty inherent in these estimates. Changes in such estimates could significantly impact our allowance and provision for credit losses. Our reported combined estimated allowance for credit losses and liability for off-balance sheet credit exposures ranged from $701 million to $748 million during 2023.
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
As an illustration of the effect of changes in estimates relating to the allowance for credit losses, using a 100 percent weighting for the Alternative Downside scenario instead of using the four weighted scenarios at December 31, 2023 would have resulted in a combined increase to our allowance for credit losses and liability for off-balance sheet credit exposures of approximately $380 million. This illustration only represents the effect of changes in the weighting of these scenarios on our existing modeled portfolios and does not consider changes in the allowance related to management judgment that might occur.
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
Valuation of Financial Instruments A significant portion of our financial assets and liabilities are carried at fair value. These include trading assets and liabilities, derivatives, securities available-for-sale and equity securities. Furthermore, we have elected to measure specific assets and liabilities at fair value under the fair value option, including certain commercial loans held for sale, certain student loans, structured deposits, structured notes, certain of our own debt issuances and certain client share repurchase transactions. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, we use quoted prices to determine fair value. If quoted prices are not available, we base fair value on models using inputs that are either directly observable or are derived from and corroborated by market data.
Valuation of Major Classes of Assets and Liabilities - Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the "Fair Value Framework"). The Fair Value Framework establishes a three-tiered fair value hierarchy as discussed further in Note 29, "Fair Value Measurements," in the accompanying consolidated financial statements. Classification within the fair value hierarchy is based on the lowest hierarchical level input that is significant to the fair value measurement. As such, the classification of a financial asset or liability within the fair value hierarchy is dynamic in that the asset or liability could be transferred to other hierarchy levels in each reporting period as a result of price discovery. We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of the inputs into a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets as a percentage of total assets measured at fair value were approximately 1.1 percent and 0.5 percent at December 31, 2023 and 2022, respectively.
Imprecision in estimating unobservable market inputs can impact the amount of revenue, expense or other comprehensive income recorded for a particular financial instrument. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a

HSBC USA Inc.
different estimate of fair value at the reporting date, which can result in equity and earnings volatility. For example, a 10 percent adverse change in the value of our level 3 assets (excluding derivatives) would have reduced their carrying value by approximately $53 million at December 31, 2023. For additional discussion of the determination of fair value for individual financial assets and liabilities carried at fair value, see Note 29, "Fair Value Measurements," in the accompanying consolidated financial statements. The following is a description of the methodologies used in the valuation of significant financial assets and liabilities for which quoted market prices and observable market parameters are not available.
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
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for Federal and State net operating losses. Our net deferred tax assets, including deferred tax liabilities, totaled $1.5 billion and $1.6 billion at December 31, 2023 and 2022, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, expectations of future corporate alternative minimum tax and any resulting credit carryforwards, future reversals of existing taxable temporary differences, tax planning strategies and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on objective and verifiable management forecasts. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have

HSBC USA Inc.
identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
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
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 can be found in Note 18, "Income Taxes," in the accompanying consolidated financial statements.

Balance Sheet Review

The following table provides balance sheet totals at December 31, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	December 31, 2023	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$39,597	$(2,236)	(5.3)%
Loans, net	58,396	(400)	(.7)
Loans held for sale	339	(15)	(4.2)
Trading assets	22,115	385	1.8
Securities	40,772	6,110	17.6
All other assets	7,019	(261)	(3.6)
	$168,238	$3,583	2.2%
Period end liabilities and equity:
Total deposits	$121,283	$(1,940)	(1.6)%
Trading liabilities	3,485	682	24.3
Short-term borrowings	9,914	3,969	66.8
Long-term debt	18,661	1,070	6.1
Interest, taxes and other liabilities	3,256	276	9.3
Total equity	11,639	(474)	(3.9)
	$168,238	$3,583	2.2%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2022 due primarily to purchases of securities held-to-maturity and lower affiliate deposits. These decreases were partially offset by increases in short-term investments driven by higher short-term borrowings and long-term debt as discussed in detail below.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at December 31, 2023, excluding loans held for sale, and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	December 31, 2023	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$7,087	$(876)	(11.0)%
Business and corporate banking	15,724	(351)	(2.2)
Global banking(1)	10,725	147	1.4
Other commercial(2)	6,421	(780)	(10.8)
Total commercial	39,957	(1,860)	(4.4)
Consumer loans:
Residential mortgages	18,341	1,503	8.9
Home equity mortgages	389	19	5.1
Credit cards	199	(14)	(6.6)
Other consumer	101	(41)	(28.9)
Total consumer	19,030	1,467	8.4
Total loans	58,987	(393)	(.7)
Allowance for credit losses(3)	591	7	1.2
Loans, net	$58,396	$(400)	(.7)%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)Includes loans to HSBC affiliates which totaled $2,618 million and $3,557 million at December 31, 2023 and 2022, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans decreased compared with December 31, 2022 due to paydowns and maturities exceeding new business activity as we continued to apply a disciplined lending approach. Also contributing to the decrease were lower loans to affiliates. The decline in commercial non-affiliate loans was primarily in the real estate, software and retailing industries, partially offset by increases in the semiconductor and utilities industries.
Consumer loans increased compared with December 31, 2022 driven by continued growth in residential mortgage loans.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	December 31, 2023		December 31, 2022
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	99.1%	98.9%	98.5%	98.9%
80% < LTV < 90%	.9	1.1	1.5	1.1
90% < LTV < 100%	—	—	—	—
LTV > 100%	—	—	—	—
Average LTV for portfolio	49.5	46.3	48.8	43.1

(1)LTVs for first liens are calculated using the loan balance as of the reporting date. LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property's appraised value at the time of loan origination updated by the change in the Federal Housing Finance Agency's House Price Index ("HPI") at either a core-based statistical area or state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at September 30, 2023 and 2022, respectively.

HSBC USA Inc.
Loans Held for Sale  The following table summarizes loans held for sale at December 31, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	December 31, 2023	Amount	%
	(dollars are in millions)
Commercial loans:
Global banking	$339	$(10)	(2.9)%
Total commercial	339	(10)	(2.9)
Consumer loans:
Residential mortgages	—	(5)	(100.0)
Total consumer	—	(5)	(100.0)
Total loans held for sale	$339	$(15)	(4.2)%
Commercial loans held for sale decreased compared with December 31, 2022. Included in commercial loans held for sale are certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $89 million and $112 million at December 31, 2023 and 2022, respectively. The decrease compared with December 31, 2022 was due primarily to loan sales.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $250 million and $237 million at December 31, 2023 and 2022, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
During the fourth quarter of 2023, we sold a portfolio of commercial real estate loans to a third-party sponsored asset-backed financing entity with a carrying value of $439 million at the time of sale and recognized an immaterial loss on sale, including transaction costs. These commercial real estate loans were transferred to held for sale during the second quarter of 2023 as part of an effort to reduce exposure to this sector. In connection with the sale, we provided a loan to the third-party buyer sponsored asset-backed financing entity for a portion of the purchase price.
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
Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was $2 million and nil at December 31, 2023 and 2022, respectively. The valuation allowance on consumer loans held for sale was nil at both December 31, 2023 and 2022.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at December 31, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	December 31, 2023	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$20,493	$4,208	25.8%
Precious metals	346	(3,485)	(91.0)
Derivatives, net	1,276	(338)	(20.9)
	$22,115	$385	1.8%
Trading liabilities:
Securities sold, not yet purchased	$1,688	$851	*
Payables for precious metals	301	301	*
Derivatives, net	1,496	(470)	(23.9)
	$3,485	$682	24.3%

*Percentage change is greater than 100 percent.
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
Precious metals trading assets were lower compared with December 31, 2022 due primarily to declines in our own gold and silver inventory positions driven by lower balance sheet deployment and the transfer of a portion of our precious metals inventory with a fair value of approximately $0.9 billion to HSBC Bank plc during the third quarter of 2023. Payables for precious metals were higher compared with December 31, 2022 reflecting an increase in borrowing of gold and silver inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2022 mainly from market movements which resulted in lower valuations of foreign exchange, interest rate and commodity derivatives. Market movements on equity derivatives were mixed, resulting in lower asset valuations, but higher liability valuations.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were higher compared with December 31, 2022 due primarily to purchases of U.S. Government agency mortgage-backed and U.S. Treasury securities held-to-maturity, partially offset by sales, paydowns and maturities of U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities available-for-sale as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Also contributing to the increase were purchases of foreign sovereign securities available-for-sale.
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets were lower compared with December 31, 2022 due primarily to decreases in assets associated with client share repurchase transactions, cash collateral posted and deferred tax assets. These decreases were partially offset by higher lease assets as discussed below as well as increases in accrued interest receivables and prepaid expenses. In November 2023, we commenced a new 20-year operating lease to relocate our U.S. headquarters which resulted in the recognition of a lease ROU asset of $381 million, including prepaid construction costs, and a corresponding operating lease liability of $324 million.

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at December 31, 2023 and increases (decreases) since December 31, 2022:

		Increase (Decrease) From December 31, 2022
	December 31, 2023	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$109,437	$1,267	1.2%
Domestic and foreign banks	9,351	(3,005)	(24.3)
U.S. government and states and political subdivisions	126	(34)	(21.3)
Foreign governments and official institutions	2,369	(168)	(6.6)
Total deposits	$121,283	$(1,940)	(1.6)%
Total deposits decreased compared with December 31, 2022 due primarily to the attrition of retail savings and demand deposits driven by the competitive rate environment and clients seeking higher return investments. Also contributing to the decrease were lower deposits from affiliates as well as lower deposits from a few large private banking clients. These decreases were partially offset by increased time deposits.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2022 due primarily to an increase in federal funds purchased resulting from the management of our short-term funding positions. Also contributing to the increase, to a lesser extent, was higher commercial paper outstanding. We continue to actively manage our balance sheet to maximize returns while maintaining adequate liquidity.
Long-Term Debt  Long-term debt increased compared with December 31, 2022 due to debt issuances, including $500 million of senior debt issued to HSBC North America during the fourth quarter of 2023, and fair value movements on fair value option debt, partially offset by debt retirements. Debt issuances during 2023 totaled $4,557 million, of which $7 million was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $4,050 million of senior debt during 2023, which included $1,250 million of senior notes that were issued by HSBC USA in March as well as $2,800 million of structured notes. Total long-term debt outstanding under this shelf was $9,227 million and $9,597 million at December 31, 2023 and 2022, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $7 million during 2023. Total debt outstanding under this program was $1,918 million and $1,932 million at December 31, 2023 and 2022, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both December 31, 2023 and 2022.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2022 due primarily to higher lease liabilities reflecting the new 20-year operating lease to relocate our U.S. headquarters as discussed further above and higher accrued deposit insurance assessment fees driven by $243 million of special assessment fees which were accrued in the fourth quarter of 2023 associated with a final rule issued by the FDIC in November. Also contributing to the increase were higher accrued interest payables. These increases were partially offset by lower liabilities associated with client share repurchase transactions.
Total Equity Total equity decreased compared with December 31, 2022 due to dividends paid on our common stock of $1.5 billion from retained earnings to HSBC North America during 2023. See Note 26, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for additional details.

HSBC USA Inc.
Results of Operations

2022 compared with 2021 See "Results of Operations" in our 2022 Form 10-K for a discussion of our operating results for 2022 compared with 2021. See below for a discussion of our operating results for 2023 compared with 2022.
Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2023 Compared with 2022 Increase (Decrease)			2022 Compared with 2021 Increase (Decrease)
Year Ended December 31,	2023	Volume	Rate	2022	Volume	Rate	2021
	(dollars are in millions)
Interest income:
Short-term investments	$1,687	$(113)	$1,097	$703	$(20)	$642	$81
Trading securities	266	15	32	219	(54)	48	225
Securities	1,558	32	726	800	(97)	256	641
Commercial loans	2,813	(97)	1,320	1,590	84	458	1,048
Consumer loans	645	16	89	540	(83)	(34)	657
Other	80	(13)	40	53	(1)	31	23
Total interest income	7,049	(160)	3,304	3,905	(171)	1,401	2,675
Interest expense:
Deposits	3,650	4	2,510	1,136	(43)	912	267
Short-term borrowings	514	20	329	165	4	143	18
Long-term debt	1,133	92	536	505	(46)	255	296
Tax liabilities and other	47	2	15	30	4	15	11
Total interest expense	5,344	118	3,390	1,836	(81)	1,325	592
Net interest income	$1,705	$(278)	$(86)	$2,069	$(90)	$76	$2,083

Yield on total interest earning assets	4.54%			2.41%			1.46%
Cost of total interest bearing liabilities	4.41			1.56			.44
Interest rate spread	.13			.85			1.02
Benefit from net non-interest paying funds(1)	.97			.43			.11
Net interest margin on average earning assets	1.10%			1.28%			1.13%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income decreased during 2023 due to higher interest expense from interest bearing liabilities driven by higher rates paid and higher average balances primarily long-term debt, partially offset by higher interest income from interest earning assets driven by higher yields. Also contributing to the decrease was the unfavorable impact of lower short-term investment and commercial loan average balances.
Higher yields on interest earning assets and higher rates paid on interest bearing liabilities reflect the impact of higher market rates.
Short-term investments Interest income increased during 2023 due primarily to higher yields and, to a lesser extent, a shift in mix to higher yielding securities purchased under resale agreements. These increases were partially offset by lower average balances driven by a decline in deposits with the Federal Reserve Bank.
Trading securities Interest income increased during 2023 due to higher yields and higher average balances. Higher average balances were driven by increases in U.S. Treasury and foreign sovereign positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.

HSBC USA Inc.
Securities Interest income was higher during 2023 due primarily to higher yields. Also contributing to the increase were higher average balances driven by an increase in U.S. Government agency mortgage-backed securities, partially offset by a decline in U.S. Government sponsored mortgage-backed securities.
Commercial loans Interest income increased during 2023 due to higher yields on variable rate loans and newly originated loans, partially offset by lower average balances.
Consumer loans Interest income was higher during 2023 due primarily to higher yields on variable rate loans and newly originated loans. Also contributing to the increase were higher average balances driven by growth in residential mortgage loans.
Other Higher interest income during 2023 was due primarily to higher yields on cash collateral posted, partially offset by lower average balances.
Deposits Interest expense increased during 2023 due primarily to higher rates paid and, to a lesser extent, a shift in mix to higher cost time deposits.
Short-term borrowings Higher interest expense during 2023 was due primarily to higher rates paid and, to a lesser extent, higher average balances driven by increases in commercial paper outstanding and federal funds purchased.
Long-term debt Interest expense increased during 2023 due primarily to higher rates paid on variable rate borrowings and newly issued debt. Also contributing to the increase, to a lesser extent, were higher average balances.
Tax liabilities and other Interest expense increased during 2023 due primarily to higher rates paid on securities sold, not yet repurchased.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

Year Ended December 31,	2023	2022	2021
	(in millions)
Loans:
Commercial loans:
Real estate, including construction	$(56)	$129	$(72)
Business and corporate banking	111	(8)	(107)
Global banking	7	29	(174)
Other commercial	—	(3)	(3)
Total commercial loans	62	147	(356)
Consumer loans:
Residential mortgages	(19)	—	21
Home equity mortgages	4	(6)	(18)
Credit cards	4	(2)	(66)
Other consumer	—	4	(18)
Total consumer loans	(11)	(4)	(81)
Total loans	51	143	(437)
Securities held-to-maturity	—	(1)	—
Other financial assets measured at amortized cost	—	(1)	1
Securities available-for-sale	—	(1)	—
Off-balance sheet credit exposures	(6)	14	(134)
Total provision for credit losses	$45	$154	$(570)
Our provision for credit losses decreased $109 million during 2023 due to a lower provision for credit losses on both our commercial and consumer loan portfolios as well as a lower provision for credit losses on off-balance sheet credit exposures.
The provision for credit losses on our commercial loan portfolio in 2023 was driven by downgrades reflecting weakness in the financial condition of certain clients and an increase in credit reserves for risk factors associated with higher risk industry exposures, partially offset by improved economic forecasts and a decline in credit reserves for risk associated with large loan exposures. In 2022, the provision for credit losses on our commercial loan portfolio was driven by the weakening of economic conditions which resulted in a worsening of economic forecasts and weakness in the financial condition of certain clients. Also contributing to the loss provision in 2022 were an increase in credit reserves for risk associated with large loan exposures and

HSBC USA Inc.
higher provisions associated with loan growth and maturity extensions. The loss provision in 2022 was partially offset by declines in credit reserves for risk factors associated with higher risk industry exposures and supply chain disruptions.
The provision for credit losses on our consumer loan portfolio decreased $7 million during 2023 reflecting a higher release in credit loss reserves. The release in credit reserves in 2023 was driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in New York State foreclosure law as well as a modest deterioration in home equity mortgages. In 2022, the release in credit reserves was driven by the impact of net recoveries, partially offset by an increase in credit reserves for risk factors associated with economic uncertainty and loss provisions associated with certain mass market credit cards and other consumer loans that were transferred back to held for investment during the fourth quarter of 2022.
The provision for credit losses on off-balance sheet credit exposures decreased $20 million during 2023 reflecting a release in credit loss reserves compared with a loss provision in 2022. The release in credit reserves in 2023 resulted primarily from improved economic forecasts, while the loss provision in 2022 resulted from the weakening of economic conditions, partially offset by improvements in the credit condition of certain clients.
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
Other Revenues  The following table summarizes the components of other revenues:

Year Ended December 31,	2023	2022	2021
	(in millions)
Credit card fees, net	$49	$45	$37
Trust and investment management fees	134	136	108
Other fees and commissions	626	619	652
Trading revenue	942	517	24
Other securities gains (losses), net	(243)	26	73
Servicing and other fees from HSBC affiliates	327	343	321
Gain (loss) on instruments designated at fair value and related derivatives	(42)	(50)	35
Gain on sale of branch disposal group, net	—	113	—
Other income (loss):
Valuation of loans held for sale	(32)	(19)	(14)
Residential mortgage banking revenue (expense)	3	(1)	20
Insurance	4	4	6
Miscellaneous income (loss)	(116)	(138)	(25)
Total other income (loss)	(141)	(154)	(13)
Total other revenues	$1,652	$1,595	$1,237
Credit card fees, net  Credit card fees, net were higher during 2023 reflecting increases in late fees and other miscellaneous fees.
Trust and investment management fees  Trust and investment management fees decreased modestly during 2023 due to lower fees from private banking funds reflecting lower average assets under management.
Other fees and commissions Other fees and commissions increased during 2023 due to higher fees from loan syndication, guarantees and account services reflecting higher business activity compared with 2022. These increases were partially offset by the non-recurrence of loan servicing fees recorded in 2022 reflecting the temporary servicing agreement we entered into associated with the sale of a portfolio of mass market retail credit cards during the fourth quarter of 2021. See Note 23, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

Year Ended December 31,	2023	2022	2021
	(in millions)
Business Activities:
Foreign Exchange	$336	$301	$193
Metals	171	132	50
Debt Markets	(1)	(6)	—
Securities Financing	426	22	(157)
Markets Treasury	12	74	18
Legacy structured credit products	—	1	(28)
Other trading(1)	(2)	(7)	(52)
Total trading revenue	$942	$517	$24

(1)Includes trading revenue related to Global Banking and Equities. During 2021, Other trading revenue also included $35 million of trading losses associated with the exit of certain derivative contracts as part of our Restructuring Plan.
Trading revenue increased during 2023 due primarily to higher revenue in Securities Financing, Metals and Foreign Exchange driven by the impact of higher market rates which impacts fair value. These increases were partially offset by lower Markets Treasury revenue driven by the lower performance of economic hedge positions used to manage interest rate risk.
Other securities gains (losses), net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During 2023 and 2022, we sold $1,642 million and $1,812 million, respectively, of primarily U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains (losses), net decreased during 2023 due primarily to a loss of $246 million realized in the fourth quarter of 2023 from the sale of certain U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities with a total carrying value of $960 million as we managed our exposure to the changing interest rate environment and rebalanced the portfolio for risk management purposes. Also contributing to decrease, to a lesser extent, were lower gains from the sale of U.S. Treasury securities. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains (losses), net above, are summarized in Note 6, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates decreased during 2023 due primarily to lower performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc, partially offset by higher loan servicing fees from HSBC Markets (USA) Inc. ("HMUS") and higher sales commissions from HSBC Bank plc.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and certain client share repurchase transactions. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives improved during 2023 attributable primarily to favorable fair value adjustments on commercial loans held for sale driven by losses in 2022 on certain loans which were impacted by the weakening of economic conditions and deterioration in the financial condition of certain clients, partially offset by unfavorable movements related to the economic hedging of interest rate risk and other risks within our hybrid instruments. See Note 17, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Gain on sale of branch disposal group, net During 2022, we completed the sale of the branch disposal group associated with the exit of our mass market retail banking business to third parties and recognized a gain on sale of $113 million, net of transaction costs. See Note 4, "Sale of Certain Branch Assets and Liabilities," in the accompanying consolidated financial statements for additional information.

HSBC USA Inc.
Other income (loss)  Other income (loss) improved during 2023 due primarily to higher income associated with bank owned life insurance and lower losses on loan sales. During 2022, we recorded losses of $35 million on the sale of a portfolio of consumer mortgage loans and $21 million on the sales of certain global banking loans as part of our Restructuring Plan. The loss on sale of the portfolio of consumer mortgage loans was increased by $10 million during the second quarter of 2023 reflecting a repricing reserve adjustment. These increases were partially offset by higher valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships and higher valuation losses on loans held for sale.
Operating Expenses  The following table summarizes the components of operating expenses:

Year Ended December 31,	2023	2022	2021
	(dollars are in millions)
Salaries and employee benefits	$530	$591	$665
Support services from HSBC affiliates:
Fees paid to HTSU	952	1,018	1,061
Fees paid to HMUS	230	191	118
Fees paid to other HSBC affiliates	489	553	441
Total support services from HSBC affiliates	1,671	1,762	1,620
Occupancy expense, net	60	66	248
Other expenses:
Equipment and software	112	106	111
Marketing	22	31	46
Outside services	49	67	75
Professional fees	50	67	76
FDIC assessment fees(1)	322	54	63
Miscellaneous	8	41	74
Total other expenses	563	366	445
Total operating expenses	$2,824	$2,785	$2,978
Personnel - average number	2,005	2,567	3,713
Efficiency ratio	84.1%	76.0%	89.7%

(1)Includes $243 million of special assessment fees which were accrued in the fourth quarter of 2023 associated with a final rule issued by the FDIC in November. See Note 13, "Deposits," in the accompanying consolidated financial statements for additional information.
Salaries and employee benefits  Salaries and employee benefits expense decreased during 2023 due primarily to lower salaries expense and other staff costs driven by staff reductions related to the completion of our Restructuring Plan, including the sale of the branch disposal group during the first quarter of 2022. Also contributing to the decrease were lower severance costs, partially offset by higher incentive compensation costs.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates decreased during 2023 due to the non-recurrence of $255 million of allocated costs recorded in 2022 related to the delivery of our Restructuring Plan from HTSU and other HSBC affiliates, primarily support service project costs and severance costs. This decrease was partially offset by higher cost allocations from our support service functions, primarily associated with global resourcing and other global support activities, as well as higher cost allocations from HMUS associated with Global Banking activities reflecting the impact of a higher utilization percentage and higher costs associated with our investments in systems infrastructure and new technologies. A summary of the services received from various HSBC affiliates is included in Note 24, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net decreased during 2023 due primarily to lower operating lease costs driven by the completion of our Restructuring Plan, partially offset by higher depreciation expense.
Other expenses  Other expenses increased during 2023 due primarily to higher deposit insurance assessment fees driven by $243 million of special assessment fees which were accrued in the fourth quarter of 2023 associated with a final rule issued by the FDIC in November. This increase was partially offset by higher levels of expense capitalization related to internally developed software as well as declines in outside services expense, professional fees, expense related to legal matters and marketing expense.

HSBC USA Inc.
Efficiency ratio  Our efficiency ratio increased during 2023 due to lower net interest income as discussed in detail above and higher operating expenses driven by higher deposit insurance assessment fees, partially offset by higher other revenues driven by higher trading revenue.
Income tax expense Our effective tax rate was 19.5 percent in 2023 compared with 24.4 percent in 2022 and 24.6 percent in 2021. For a complete analysis of the differences between effective tax rates based on the provision for income taxes attributable to pretax income and the statutory U.S. Federal income tax rate, see Note 18, "Income Taxes," in the accompanying consolidated financial statements.

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
During the second quarter of 2023, we implemented a change to our internal management reporting to report net funding charges associated with MSS trading activities within other operating income (expense) to better align with the trading revenue generated by such activities. Historically, these funding charges were reported within net interest income (expense). There was no impact to consolidated net interest income (expense) or other operating income (expense) as these net funding charges are reversed back into net interest income (expense) in the CC. As a result, we have aligned our segment reporting for MSS and CC to reflect this change for all periods presented. See Note 25, "Business Segments," in the accompanying consolidated financial statements for a table that summarizes the impact of this change on reported segment net interest income (expense) and other operating income (expense) for the years ended December 31, 2022 and 2021. There have been no other changes in the measurement of segment profit as compared with the presentation in our 2022 Form 10-K.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in the accompanying consolidated financial statements.
2022 compared with 2021 See "Segment Results - Group Reporting Basis" in our 2022 Form 10-K for a discussion of our segment results for 2022 compared with 2021. See below for a discussion of our segment results for 2023 compared with 2022.

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

Year Ended December 31,	2023	2022	2021
	(in millions)
Net interest income	$757	$782	$801
Other operating income	118	298	303
Total operating income(1)	875	1,080	1,104
Expected credit losses	3	(35)	(21)
Net operating income	872	1,115	1,125
Operating expenses	602	863	1,221
Profit (loss) before tax	$270	$252	$(96)

(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

Year Ended December 31,	2023	2022	2021
	(in millions)
Retail banking current accounts, savings and deposits	$462	$436	$413
Retail banking mortgages, credit cards and other personal lending	124	180	306
Wealth and asset management products	98	94	78
Private banking	187	217	178
Retail business banking and other(2)	4	153	129
Total operating income	$875	$1,080	$1,104
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
Our WPB segment reported a higher profit before tax during 2023 due primarily to lower operating expenses driven by a reversal of $142 million of impairment charges recorded during the second quarter of 2023 related to capitalized software and leasehold improvements which were previously written-off. During the second quarter of 2023, we determined that the WPB cash generating unit was no longer impaired and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that have since been sold. This increase was partially offset by lower other operating income driven by the non-recurrence of a gain of $151 million recorded in 2022 on the sale of the branch disposal group associated with the exit of our mass market retail banking business as well as higher expected credit losses and lower net interest income.
Net interest income decreased during 2023 due primarily to the unfavorable impact of lower deposits driven by the attrition of savings and demand deposits, partially offset by the favorable impact of higher market rates.
Other operating income decreased during 2023 due primarily to the non-recurrence of the gain on sale of the branch disposal group as discussed above as well as lower allocated Markets Treasury revenue, largely reflecting an allocated loss of $57 million in the fourth quarter of 2023 from the sale of certain securities for risk management purposes. These decreases were partially offset by lower losses on loan sales. During 2022, we recorded a loss of $55 million on the sale of a portfolio of consumer mortgage loans. The loss on sale was increased by $10 million during the second quarter of 2023 reflecting a repricing reserve adjustment.
Expected credit losses increased during 2023 reflecting a modest loss provision compared with a release in credit loss reserves in 2022. The modest loss provision in 2023 was due primarily to a higher loss estimate for risk factors associated with a change in New York State foreclosure law. In 2022, the release in credit reserves was due primarily to a decline in unused credit card lines reflecting completion of the temporary servicing agreement we entered into associated with the sale of a portfolio of mass market retail credit cards during the fourth quarter of 2021 as well as the sale of certain previously charged-off credit card and other consumer loans which resulted in the recognition of a $9 million recovery.
Operating expenses decreased during 2023 due primarily to the reversal of impairment charges as discussed above as well as the completion of our Restructuring Plan, including the sale of the branch disposal group during the first quarter of 2022, which resulted in declines in staff costs, operating lease costs, marketing expense and cost allocations from our technology and support service functions. Also contributing to the decrease were lower deposit insurance assessment fees and the non-recurrence of $34 million of lease impairment and other related costs recorded in 2022 primarily related to the impairment of newly completed leasehold improvements. These decreases were partially offset by higher expense related to legal matters and

HSBC USA Inc.
higher amortization expense for capitalized software due to the impact of the reversal of impairment charges as discussed above.
Client Assets The following table provides information regarding private banking client assets during 2023 and 2022:

Year Ended December 31,	2023	2022
	(in millions)
Client assets at beginning of period	$49,549	$66,181
Net new money (outflows)	(4,468)	(6,817)
Value change	10,673	(9,815)
Client assets at end of period	$55,754	$49,549
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

Year Ended December 31,	2023	2022	2021
	(in millions)
Net interest income	$1,144	$941	$771
Other operating income	184	287	297
Total operating income(1)	1,328	1,228	1,068
Expected credit losses	63	22	(26)
Net operating income	1,265	1,206	1,094
Operating expenses	675	586	581
Profit before tax	$590	$620	$513

(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

Year Ended December 31,	2023	2022	2021
	(in millions)
Lending and Transaction Management	$417	$444	$466
Global Payments Solutions ("GPS")	700	526	399
Global Trade and Receivables Finance ("GTRF")	76	75	64
Investment banking products and other(2)	135	183	139
Total operating income	$1,328	$1,228	$1,068
(2)Includes allocated Markets Treasury revenue.
Our CMB segment reported a lower profit before tax during 2023 due to lower other operating income, higher operating expenses and higher expected credit losses, partially offset by higher net interest income.
Net interest income increased during 2023 due to higher deposit spreads reflecting the impact of higher market rates and higher earnings on capital.
Other operating income decreased during 2023 due primarily to lower allocated Markets Treasury revenue, largely reflecting an allocated loss of $84 million in the fourth quarter of 2023 from the sale of certain securities for risk management purposes, as well as a loss of $28 million recorded during the fourth quarter of 2023 on the sale of a portfolio of commercial real estate loans. These decreases were partially offset by higher fees from account services, commitments and guarantees.
Expected credit losses increased during 2023. The loss provision in 2023 was driven by downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic forecasts. In 2022, the loss provision was driven by the weakening of economic conditions which resulted in a worsening of economic forecasts and weakness in the financial condition of certain clients as well as higher provisions associated with loan growth. The loss provision in 2022 was partially offset by a lower loss estimate for risk factors associated with higher risk industry exposures.
Operating expenses increased during 2023 due primarily to higher salaries and incentive compensation expenses related to growth initiatives in innovation banking as well as higher cost allocations from our technology and support service functions.

HSBC USA Inc.
Global Banking and Markets Our GBM business is comprised of three reportable operating segments:
Global Banking  The following table summarizes the Group Reporting Basis results for our GB segment:

Year Ended December 31,	2023	2022	2021
	(in millions)
Net interest income	$497	$467	$315
Other operating income	282	339	409
Total operating income(1)	779	806	724
Expected credit losses	29	31	(157)
Net operating income	750	775	881
Operating expenses	574	483	407
Profit before tax	$176	$292	$474

(1)The following table summarizes the impact of key activities on the total operating income of our GB segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

Year Ended December 31,	2023	2022	2021
	(in millions)
GPS	$448	$482	$363
Investment Banking(2)	260	141	210
Credit and Lending	88	84	91
GTRF	54	53	48
GB Other(3)	(71)	46	12
Total operating income	$779	$806	$724
(2)Previously referred to as Capital Markets.
(3)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection, certain credit-linked structured notes and loan sales.
Our GB segment reported a lower profit before tax during 2023 due to higher operating expenses and lower other operating income, partially offset by higher net interest income.
Revenue decreased during 2023 due to lower revenue in GB Other and GPS. Lower revenue in GB Other was driven by unfavorable fair value adjustments on certain credit-linked structured notes and higher valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships. Lower GPS revenue was due primarily to lower net interest income reflecting lower funding credits driven by an update to transfer pricing rates and lower average deposit balances. These decreases were partially offset by higher revenue in Investment Banking due primarily to favorable fair value adjustments on certain loans held for sale driven by losses recorded in 2022 on certain loans which were impacted by the weakening of economic conditions and deterioration in the financial condition of certain clients. Also contributing to higher Investment Banking revenue were higher net interest income in issuer services reflecting the impact of higher market rates and higher fees from loan syndication.
Expected credit losses decreased slightly during 2023. The loss provision in 2023 was driven by downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic conditions. In 2022, the loss provision was driven by the weakening of economic conditions which resulted in a worsening of economic forecasts and weakness in the financial condition of certain clients.
Operating expenses increased during 2023 due primarily to higher cost allocations from HMUS reflecting the impact of a higher utilization percentage and higher cost allocations from our technology and support service functions.

HSBC USA Inc.
Markets and Securities Services  The following table summarizes the Group Reporting Basis results for our MSS segment:

Year Ended December 31,	2023	2022	2021
	(in millions)
Net interest income	$44	$41	$31
Other operating income	336	418	334
Total operating income(1)	380	459	365
Expected credit losses	—	—	—
Net operating income	380	459	365
Operating expenses	280	286	275
Profit before tax	$100	$173	$90

(1)The following table summarizes the impact of key activities on the total operating income of our MSS segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

Year Ended December 31,	2023	2022	2021
	(in millions)
Foreign Exchange and Metals	$246	$318	$237
Debt Markets	25	4	1
Securities Financing	34	52	43
Equities	28	56	56
Securities Services	31	29	26
MSS Other(2)	(1)	(1)	(14)
Credit and funding valuation adjustments	17	1	16
Total MSS	$380	$459	$365
(2)Includes a trading loss of $13 million recorded during 2021 associated with the exit of certain derivative contracts as part of our Restructuring Plan.
Our MSS segment reported a lower profit before tax during 2023 due primarily to lower other operating income.
Revenue decreased during 2023 due to lower revenue in Foreign Exchange and Metals, Equities and Securities Financing. Lower revenue in Foreign Exchange and Metals was due to lower client volumes in Foreign Exchange driven by lower market volatility compared with 2022 and lower balance sheet deployment in Metals. The decrease in Metals revenue was partially offset by a gain of $10 million recorded during the third quarter of 2023 on the transfer of all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc. Lower revenue in Equities was driven by lower performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc, while lower Securities Financing revenue was driven by spread compression. These decreases were partially offset by higher revenue in Debt Markets due to higher earnings on capital and favorable credit and funding valuation adjustments attributable primarily to higher gains from credit valuation adjustments on derivative assets.
Operating expenses decreased during 2023 due primarily to lower cost allocations from our technology and support service functions.

HSBC USA Inc.
Global Banking and Markets Other  The following table summarizes the Group Reporting Basis results for our GBM Other segment. For purposes of the discussion below the table, total operating income (expense) is referred to as revenue.

Year Ended December 31,	2023	2022	2021
	(in millions)
Net interest income (expense)	$(14)	$7	$(24)
Other operating income (expense)	(24)	86	100
Total operating income (expense)	(38)	93	76
Expected credit losses	(1)	2	(1)
Net operating income (expense)	(37)	91	77
Operating expenses	74	111	98
Loss before tax	$(111)	$(20)	$(21)
Our GBM Other segment reported a higher loss before tax during 2023 due to lower revenue driven by lower allocated Market Treasury revenue, largely reflecting an allocated loss of $105 million in the fourth quarter of 2023 from the sale of certain securities for risk management purposes. Also contributing to lower revenue was lower allocated net interest income. This decrease was partially offset by lower operating expenses driven by lower cost allocations from our technology and support service functions and the non-recurrence of expense related to legal matters in 2022.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

Year Ended December 31,	2023	2022	2021
	(in millions)
Net interest income (expense)	$(506)	$(178)	$10
Other operating income (expense)	503	182	(13)
Total operating income (expense)	(3)	4	(3)
Expected credit losses	—	—	—
Net operating income (expense)	(3)	4	(3)
Operating expenses	364	396	316
Loss before tax	$(367)	$(392)	$(319)
Our CC segment reported a lower loss before tax during 2023 due to higher other operating income and lower operating expenses, partially offset by higher net interest expense.
Net interest expense increased during 2023 driven by a higher cost of funds reflecting the impact of higher market rates.
Other operating income increased during 2023 due primarily to higher net funding credits associated with MSS trading activities which increased by $279 million. Also contributing to the increase were favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes.
Operating expenses decreased during 2023 due primarily to the non-recurrence of allocated costs recorded in 2022 related to the delivery of our Restructuring Plan from HTSU and other HSBC affiliates, primarily support service project costs and severance costs, as well as lower lease impairment and other related costs driven by $38 million of costs recorded in 2022 primarily associated with the exit of certain office space. These decreases were partially offset by $243 million of deposit insurance special assessment fees which were accrued in the fourth quarter of 2023 associated with a final rule issued by the FDIC in November.
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
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

At December 31,	2023	2022
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$574	$551
Consumer loans	17	33
Total loans	591	584
Securities held-to-maturity	—	—
Other financial assets measured at amortized cost(1)	—	—
Securities available-for-sale	—	—
Total allowance for credit losses	$591	$584

Liability for off-balance sheet credit exposures	$111	$117

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at December 31, 2023 increased $7 million or 1 percent as compared with December 31, 2022 due to a higher loss estimate on our commercial loan portfolio, partially offset by a lower loss estimate on our consumer loan portfolio.
Our commercial allowance for credit losses at December 31, 2023 increased $23 million or 4 percent as compared with December 31, 2022 driven by downgrades reflecting weakness in the financial condition of certain clients and an increase in credit reserves for risk factors associated with higher risk industry exposures. These increases were partially offset by improved economic forecasts, the charge-off of a corporate banking loan and a decline in credit reserves for risk associated with large loan exposures.
Our consumer allowance for credit losses at December 31, 2023 decreased $16 million or 48 percent as compared with December 31, 2022 driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in New York State foreclosure law as well as a modest deterioration in home equity mortgages.
The liability for off-balance sheet credit exposures at December 31, 2023 decreased $6 million or 5 percent as compared with December 31, 2022 resulting primarily from improved economic forecasts.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At December 31,	2023		2022
	(dollars are in millions)
Commercial:
Real estate, including construction	$144	12.0%	$200	13.4%
Business and corporate banking	302	26.7	230	27.1
Global banking	127	18.1	120	17.8
Other commercial	1	10.9	1	12.1
Total commercial	574	67.7	551	70.4
Consumer:
Residential mortgages	(9)	31.1	11	28.4
Home equity mortgages	7	.7	2	.6
Credit cards	16	.3	16	.4
Other consumer	3	.2	4	.2
Total consumer	17	32.3	33	29.6
Total	$591	100.0%	$584	100.0%
The following table sets forth key ratios for the allowance for credit losses on loans:

At December 31,	2023	2022
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.54%	1.44%
Affiliates	—	—
Total commercial	1.44	1.32
Consumer:
Residential mortgages	(.05)	.07
Home equity mortgages	1.80	.54
Credit cards	8.04	7.51
Other consumer	2.97	2.82
Total consumer	.09	.19
Total loans	1.00	.98
Nonperforming loans:(1)(2)
Commercial	135%	255%
Consumer	9	15
Total nonperforming loans	97	133

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 8, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the years ended December 31, 2023, 2022 and 2021.
The allowance for credit losses on loans as a percentage of total loans held for investment at December 31, 2023 increased modestly as compared with December 31, 2022 due to the increase in our commercial allowance for credit losses for the reasons discussed above.

HSBC USA Inc.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at December 31, 2023 decreased as compared with December 31, 2022 due to an increase in nonperforming loans as discussed further below in our commercial loan portfolio.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	December 31, 2023		December 31, 2022
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$416	1.04%	$126	.30%
Consumer:
Residential mortgages(1)(2)	115	.63	141	.84
Home equity mortgages(1)(2)	4	1.03	3	.81
Credit cards	4	2.01	3	1.41
Other consumer	2	1.98	3	2.11
Total consumer	125	.66	150	.85
Total	$541	.92	$276	.46

(1)At December 31, 2023 and 2022, consumer mortgage loan delinquency includes $61 million and $60 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	December 31, 2023		December 31, 2022
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$4	.09%	$9	.22%
ARM loans	69	.51	85	.67
Our two-months-and-over contractual delinquency ratio increased 46 basis points compared with December 31, 2022 due to higher dollars of delinquency in our commercial loan portfolio, partially offset by lower dollars of delinquency in our consumer loan portfolio.
Our commercial loan two-months-and-over contractual delinquency ratio increased 74 basis points compared with December 31, 2022 due primarily to higher dollars of delinquency driven by two commercial real estate loans and a large private banking client which became 60 days past due, partially offset by collections.
Our consumer loan two-months-and-over contractual delinquency ratio decreased 19 basis points compared with December 31, 2022 due primarily to lower dollars of delinquency in residential mortgages reflecting collections. Also contributing to the decrease in the ratio, to a lesser extent, were higher outstanding loan balances.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Year Ended December 31,
	2023			2022			2021
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$—	$7,419	—%	$2	$8,325	.02%	$—	$9,503	—%
Business and corporate banking	39	16,305	.24	5	16,019	.03	25	13,123	.19
Global banking	—	10,182	—	9	11,919	.08	13	11,908	.11
Other commercial	—	6,718	—	—	7,079	—	—	5,656	—
Total commercial	39	40,624	.10	16	43,342	.04	38	40,190	.09
Consumer:
Residential mortgages	1	17,481	.01	(3)	16,183	(.02)	4	17,074	.02
Home equity mortgages	(1)	369	(.27)	(3)	332	(.90)	(1)	504	(.20)
Credit cards	4	196	2.04	(4)	190	(2.11)	81	463	17.48
Other consumer	1	114	.88	—	58	—	9	191	4.72
Total consumer	5	18,160	.03	(10)	16,763	(.06)	93	18,232	.51
Total	$44	$58,784	.07	$6	$60,105	.01	$131	$58,422	.22
Our net charge-off ratio increased 6 basis points during 2023 due to a higher level of net charge-offs in our commercial loan portfolio driven by the deterioration of a corporate banking loan as well as a higher level of net charge-offs in our consumer loan portfolio due in part to the impact of certain legacy mass market credit cards and other consumer loans which were transferred from held for sale back to held for investment in the fourth quarter of 2022.
See "Credit Quality" in our 2022 Form 10-K for a discussion of our net charge-off ratio for 2022 compared with 2021.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	December 31, 2023		December 31, 2022
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$425	1.06%	$216	.52%
Consumer:
Residential mortgages(2)(3)(4)	172	.94	213	1.26
Home equity mortgages(2)(3)	6	1.54	7	1.89
Credit cards	3	1.51	2	.94
Other consumer	2	1.98	1	.70
Total consumer	183	.96	223	1.27
Total	$608	1.03	$439	.74

Other real estate owned(5)	$2		$2

(1)See Note 7, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At December 31, 2023 and 2022, total nonperforming loans include $6 million and $4 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At December 31, 2023 and 2022, nonperforming consumer mortgage loans include $108 million and $109 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes $1 million or less of commercial other real estate owned at both December 31, 2023 and 2022.
Our nonperforming loans ratio increased 29 basis points compared with December 31, 2022 due to higher nonperforming loans in our commercial loan portfolio, partially offset by lower nonperforming loans in our consumer loan portfolio.
Our commercial nonperforming loans ratio increased 54 basis points compared with December 31, 2022 due to higher nonperforming loans driven by downgrades, including the downgrade of a commercial real estate loan, partially offset by paydowns and loan sales.
Our consumer nonperforming loans ratio decreased 31 basis points compared with December 31, 2022 due primarily to lower nonperforming loans in residential mortgages reflecting collections and customers returning to accrual status. Also contributing to the decrease in the ratio, to a lesser extent, were higher outstanding loan balances.
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
Criticized Commercial Loans The following table summarizes criticized commercial loans:

At December 31,	2023	2022
	(in millions)
Special mention	$1,004	$1,090
Substandard	2,046	2,913
Doubtful	505	105
Total	$3,555	$4,108
Criticized loans decreased compared with December 31, 2022 due primarily to paydowns, largely in commercial real estate, partially offset by downgrades reflecting weakness in the financial condition of certain clients.

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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	December 31, 2023		December 31, 2022
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$8,753	$9,702	$8,415	$11,779
Real estate	4,702	1,695	6,198	1,909
Commercial and professional services	3,385	5,915	3,002	5,677
Consumer services	2,445	3,116	2,783	3,251
Semiconductors and semiconductor equipment	2,116	1,165	238	3,531
Capital goods	2,062	6,736	2,167	6,076
Retailing	1,752	4,790	2,285	5,779
Consumer durables and apparel	1,599	3,351	1,937	2,975
Utilities	1,334	1,421	842	991
Technology hardware and equipment	1,271	6,290	1,265	6,530
Software and services	983	4,401	1,726	4,356
Chemicals	977	4,165	1,367	4,109
Health care equipment and services	966	2,910	1,182	2,624
Energy	774	5,476	988	4,464
Food, beverage and tobacco	760	2,482	668	2,351
Metals and mining	678	589	629	462
Banks	642	570	702	590
Food and staples retailing	588	1,600	628	1,457
Pharmaceuticals, biotechnology and life science	396	4,926	398	5,313
Media and entertainment	331	769	315	693
Total commercial credit exposure in top 20 industries(1)	36,514	72,069	37,735	74,917
All other industries	825	8,138	525	7,969
Total commercial credit exposure(2)	$37,339	$80,207	$38,260	$82,886

(1)Based on utilization at December 31, 2023.
(2)Excludes commercial credit exposures with affiliates.

At December 31, 2023, our commercial real estate secured loan portfolio reflects the following borrower types: multifamily - 44%, office - 25%, hotels - 17% and other - 14%.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at December 31, 2023 and 2022 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
December 31, 2023
New York State	23.8%	30.2%
California	10.2	44.9
North Central United States	12.7	1.0
North Eastern United States, excluding New York State	6.0	7.7
Southern United States	41.2	10.1
Western United States, excluding California	6.1	6.1
Total	100.0%	100.0%
December 31, 2022
New York State	23.6%	31.6%
California	17.3	43.9
North Central United States	11.2	1.0
North Eastern United States, excluding New York State	4.4	7.8
Southern United States	36.3	10.1
Western United States, excluding California	7.2	5.6
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at December 31, 2023 and 2022. Each category is not mutually exclusive and loans may appear in more than one category below.

At December 31,	2023	2022
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$4,392	$4,063
ARM loans(1)	13,363	12,663

(1)During 2024 and 2025, $412 million and $528 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at December 31, 2023 and 2022:

At December 31,	2023	2022
	(in millions)
Closed end:
First lien	$18,341	$16,838
Second lien	15	16
Revolving(1)	374	354
Total	$18,730	$17,208

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

At December 31,	2023	2022
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$9,716	$12,437
Less: collateral held against exposure	2,459	3,488
Net credit risk exposure	$7,257	$8,949
The table below summarizes the risk profile of the counterparties to derivative contracts with credit risk exposure, net of cash and other highly liquid collateral. The ratings presented in the table below are equivalent ratings based on our internal credit rating system.

	Percent of Current Credit Risk Exposure, Net of Collateral
Rating Equivalent at December 31,	2023	2022
AAA to AA–	58%	65%
A+ to A–	31	22
BBB+ to BBB–	10	12
BB+ to B–	1	1
CCC+ and below	—	—
Total	100%	100%

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
Regional bank failures earlier in 2023 triggered turmoil throughout the banking industry as contagion fears spread. We did not experience any significant impact to our liquidity, deposits or funding capabilities as a result of this industry turmoil.
Interest Bearing Deposits with Banks totaled $25,015 million and $17,744 million at December 31, 2023 and 2022, respectively, of which $24,830 million and $17,633 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $13,878 million and $23,085 million at December 31, 2023 and 2022, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $20,493 million and $16,285 million at December 31, 2023 and 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $40,772 million and $34,662 million at December 31, 2023 and 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $9,914 million and $5,945 million at December 31, 2023 and 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $121,283 million and $123,223 million at December 31, 2023 and 2022, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Estimate of Uninsured Deposits At December 31, 2023 and 2022, the estimated amount of uninsured deposits totaled $81,490 million and $86,909 million, respectively, generally representing the portion of domestic deposit accounts that exceed the FDIC insurance limit of $250,000 and amounts in any other uninsured deposit account. The amount of uninsured deposits is calculated on a HUSI consolidated basis utilizing methodologies and assumptions similar to what is used for our bank regulatory reporting requirements.
The scheduled maturities of the portion of domestic time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured at December 31, 2023 are summarized in the following table:

	Portion of Domestic Time Deposits in Excess of the FDIC Insurance Limit	Time Deposits that are Otherwise Uninsured(1)	Total
	(in millions)
0-90 days	$7,161	$246	$7,407
91-180 days	2,137	120	2,257
181-365 days	4,335	—	4,335
	13,633	366	13,999
Thereafter	1,568	—	1,568
	$15,201	$366	$15,567

(1)Represents foreign time deposits.

HSBC USA Inc.
Long-Term Debt increased to $18,661 million at December 31, 2023 from $17,591 million at December 31, 2022. The following table summarizes issuances and retirements of long-term debt during 2023 and 2022:

Year Ended December 31,	2023	2022
	(in millions)
Long-term debt issued	$4,557	$5,933
Long-term debt repaid	(4,448)	(3,229)
Net long-term debt issued	$109	$2,704
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during 2023.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At December 31, 2023, we were authorized to issue up to $15,000 million, of which $5,773 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $11,968 million was available at December 31, 2023.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At December 31, 2023, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $24,524 million.
Preferred Equity  See Note 19, "Preferred Stock," in the accompanying consolidated financial statements for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During 2023, HSBC USA received common stock dividends of $1.8 billion from its subsidiary, HSBC Bank USA, and paid dividends on its common stock of $1.5 billion from retained earnings to its parent, HSBC North America.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of December 31, 2023 and 2022:

	2023	2022
Common equity Tier 1 capital to risk-weighted assets	13.0%	13.5%
Tier 1 capital to risk-weighted assets	13.3	13.8
Total capital to risk-weighted assets	15.7	16.1
Tier 1 leverage ratio(1)	7.7	8.5

(1)Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital.
We manage capital in accordance with HSBC Group policy. The HSBC North America Internal Capital Adequacy Assessment Process ("ICAAP") works in conjunction with the HSBC Group's ICAAP. The HSBC North America ICAAP applies to HSBC USA and HSBC Bank USA and evaluates regulatory capital adequacy and capital adequacy under various stress scenarios. Our approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient, as a wholly-owned subsidiary of HSBC, we would seek support from our ultimate parent. Regulatory capital requirements are based on the amount of capital required to be held, plus applicable capital buffers, as defined by regulations, and the amount of risk-weighted assets and leverage exposure, also calculated based on regulatory definitions.
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

HSBC USA Inc.
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
Capital Planning and Stress Testing The FRB requires certain U.S. top-tier BHCs and IHCs, including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the supervisory stress tests conducted by the FRB. The stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB on the financial condition and capital adequacy of a CCAR firm over a nine quarter planning horizon. As a Category IV firm, HSBC North America is subject to supervisory stress testing on a biennial basis, and it may opt-in to such testing in an "off year" in order to recalibrate its stress capital buffer based on its most recent supervisory stress test. The FRB continues to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. For further discussion of capital planning and stress testing, including detail regarding the FRB's supervisory assessment as part of the CCAR process, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in this Form 10-K.
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
HSBC USA received cash dividends from its subsidiaries totaling $1,955 million in 2023. During 2023, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America.
HSBC USA has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. HSBC USA paid dividends on its preferred stock totaling $16 million in 2023. During 2023, HSBC USA also paid dividends on its common stock totaling $1.5 billion. We may pay additional dividends in the future, but will maintain our capital at levels consistent with our regulatory requirements, risk appetite and internal capital adequacy process.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. During 2023, HSBC USA made a capital contribution of $17 million to its subsidiary, HSBC Bank USA.
As of December 31, 2023, HSBC Bank USA has the ability to pay dividends under bank regulatory guidelines, as cumulative net income for 2021 through 2023 exceeded dividends attributable to this period. Any reduction of permanent capital of HSBC Bank USA would require OCC approval. See Note 26, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate banking organizations should generally pay dividends out of current operating earnings.
Subsidiaries At December 31, 2023, we had one major subsidiary, HSBC Bank USA. We manage substantially all of our operations through HSBC Bank USA, which contributes to the funding of our businesses primarily through receiving deposits from customers, the collection of receivable balances, issuing short-term, medium-term and long-term debt and selling residential mortgage loans. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.

HSBC USA Inc.
2024 Funding Strategy  Our current estimate for funding needs and sources for 2024 are summarized in the following table:

(in billions)
Increase (decrease) in funding needs:
Net change in loans	$4
Net change in short-term investments and securities	(5)
Net change in trading and other assets	(2)
Total funding needs	$(3)
Increase (decrease) in funding sources:
Net change in deposits	$(1)
Net change in trading and other short-term liabilities	(1)
Net change in long-term debt	(1)
Total funding sources	$(3)
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
Material Cash Requirements Our material cash requirements comprise primarily contractual obligations to make future payments related to time deposits, short-term borrowings, long-term debt and operating lease obligations. The following table summarizes our material cash requirements outstanding as of December 31, 2023 by period due:

	Due Within One Year	Due After One Year	Total
	(in millions)
Time deposits	$17,986	$3,218	$21,204
Short-term borrowings	9,914	—	9,914
Long-term debt	4,710	13,951	18,661
Operating lease obligations	60	731	791
Total	$32,670	$17,900	$50,570
These short- and long-term cash obligations could be funded primarily through cash collection on loans and receipt of deposits, supplemented by the issuance of new short-term and long-term unsecured debt or secured financing repurchase agreements. Particular emphasis is placed on our ability to fund those short-term cash obligations that are due within one year. See "2024 Funding Strategy" above for additional information. In addition to the table above, we also have contractual cash obligations related to certain binding agreements we have entered into for loan servicing, securities processing, asset management services, lockbox and other services which are not material to our liquidity needs.
Capital Expenditures We made capital expenditures of $36 million during both 2023 and 2022. In addition to these amounts, during 2023 and 2022, we capitalized $142 million and $116 million, respectively, relating to improving and modernizing our business systems.
Off-Balance Sheet Arrangements As part of our normal operations, we enter into credit derivatives and various off-balance sheet arrangements with affiliates and third parties. These arrangements arise principally in connection with our lending and client intermediation activities and involve primarily commitments to extend credit and, in certain cases, guarantees.
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At December 31, 2023 and 2022, we had commitments to extend credit totaling $87.4 billion and $88.8 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines

HSBC USA Inc.
of credit. Consumer commitments comprise unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at December 31, 2023 and 2022, see Note 28, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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
In addition, we had commitments to purchase securities under agreements to resell on a forward starting basis totaling $4.8 billion at December 31, 2023. These contracts expired in January 2024 and were secured by collateral from U.S. Treasury securities.
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
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, non-exchange-traded derivative contracts, asset-backed securities, obligations of U.S. states and political subdivisions, corporate debt securities, certain foreign government-backed debt, preferred securities, securities purchased and sold under resale and repurchase agreements, precious metals, certain loans held for sale, certain student loans, residential mortgage loans whose carrying amount was reduced based on the fair value of the underlying collateral, real estate owned and certain client share repurchase

HSBC USA Inc.
transactions as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. We have established a process to understand the methodologies and inputs used by the third-party pricing services to ensure that pricing information meets the fair value objective and, where appropriate, this pricing data is back-tested to market trade executions. Where significant differences arise among the independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At December 31, 2023 and 2022, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 29, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at December 31, 2023 and 2022:

At December 31,	2023	2022
	(dollars are in millions)
Level 3 assets(1)(2)	$729	$322
Total assets measured at fair value(1)(3)	64,748	68,441
Level 3 liabilities(1)	2,429	3,365
Total liabilities measured at fair value(1)	28,622	30,414
Level 3 assets as a percent of total assets measured at fair value	1.1%	0.5%
Level 3 liabilities as a percent of total liabilities measured at fair value	8.5%	11.1%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $355 million of recurring Level 3 assets and $374 million of non-recurring Level 3 assets at December 31, 2023. Includes $270 million of recurring Level 3 assets and $52 million of non-recurring Level 3 assets at December 31, 2022.
(3)Includes $64,268 million of assets measured on a recurring basis and $480 million of assets measured on a non-recurring basis at December 31, 2023. Includes $68,276 million of assets measured on a recurring basis and $165 million of assets measured on a non-recurring basis at December 31, 2022.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 29, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2023 and 2022 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $27 million or a decrease of the overall fair value measurement

HSBC USA Inc.
of approximately $72 million at December 31, 2023. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes and swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
•We consider and, where appropriate, mitigate reputational risk that may arise from our business activities and decisions.
•We have no appetite for deliberately or knowingly causing detriment to clients, counterparties or vendors, or incurring a breach of the letter or spirit of regulatory requirements.
•We have no appetite for inappropriate market conduct by a member of our staff or by any of our lines of business.
•We are committed to managing the climate risks that have an impact on our financial position and delivering on the HSBC Group's net zero ambition.
•We monitor non-financial risk exposure against risk appetite, including exposure related to inadequate or failed internal processes, people and systems, or events that impact our customers or can lead to censure or reputational damage.
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

HSBC USA Inc.
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
The RRCSC structure supports the appropriate consideration of customers and transactions that may adversely affect our public perception. RRCSCs exist in each business and comprise senior members from the business, risk, legal, financial crime and compliance departments and other invited parties. The RRCSCs provide decision-making and guidance in respect of reputational risks and customer selection matters, and are responsible for ensuring that issues are appropriately tracked and resolved.
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

HSBC USA Inc.
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
•Models - In the course of our regular risk management activities, we use models to help quantify the risk we are taking. The output from some of these models is included in this section of our filing. By their nature, models are based on various assumptions and relationships. We believe that the assumptions used in these models are reasonable within the parameters for which the models have been built and calibrated to operate, but events may unfold differently than what is assumed in the models. In actual stressed market conditions, these assumptions and relationships may no longer hold, causing actual experience to differ from the results predicted in the model. Adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure appropriate results. Models are also monitored to confirm they are performing as intended.
Key developments in 2023 We continued to actively manage the risks related to macroeconomic and geopolitical uncertainties. In addition, we enhanced our risk management in the following areas:
•We continued to make progress to strengthen our regulatory reporting processes, improve consistency and enhance controls.
•We continued to embed climate considerations throughout the organization, including through risk policy updates, and evolve metrics to monitor climate risk.
•We continued to invest in industry-leading technology and advanced analytic capabilities to improve how we proactively combat financial crime. We continue to monitor regulatory changes that support innovation and effectiveness.
•We continued to develop and enhance our policies and procedures around electronic communications to help ensure compliance with federal securities laws.

HSBC USA Inc.
Our material risks The principal risks associated with our operations include the following:
•Credit risk is the risk of financial loss if a customer or counterparty fails to meet an obligation under a contract;
•Treasury risk is the risk of having insufficient capital, liquidity or funding resources to meet financial obligations and satisfy regulatory requirements, including the risk of an adverse impact on earnings or capital due to changes in market interest rates, together with pension risk;
•Market risk is the risk of an adverse financial impact on trading activities arising from changes in market parameters such as interest rates, foreign exchange rates, asset prices, volatilities, correlations and credit spreads;
•Climate risk relates to the financial and non-financial impacts that may arise as a consequence of climate change and the move to a net zero economy;
•Resilience risk is the risk of sustained and significant business disruption from execution, delivery, physical security or safety events, causing the inability to provide critical services to our customers, affiliates and counterparties;
•Regulatory compliance risk is the risk associated with breaching our duty to clients and other counterparties, inappropriate market conduct and breaching related financial services regulatory standards;
•Financial crime risk is the risk that our products and services will be exploited for criminal activity, including fraud, bribery and corruption, tax evasion, sanctions and export control violations, money laundering, terrorist financing and proliferation financing;
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
Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. The Credit Risk function continues to refine early warning indicators and reporting, including stress testing scenarios on the basis of recent experience. Stress testing results are taken into consideration within our business planning process. Action has been taken, where necessary, to improve our resilience to risks associated with the current market conditions by selectively discontinuing business lines or products, closely managing underwriting criteria and investing in improved fraud prevention technologies. At December 31, 2023, economic uncertainty remains due to elevated interest rates, inflation levels and the expectation for slowing economic growth. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted.

HSBC USA Inc.
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
•Monitoring portfolio performance – Credit data warehouses have been implemented to centralize the reporting of credit risk, support the analysis of risk and to calculate credit loss reserves. These data warehouses also support HSBC's wider effort to meet the requirements of Basel III and to generate credit reports for management and the Risk Committee of the Board of Directors.
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

HSBC USA Inc.
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
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators on a daily

HSBC USA Inc.
basis. During 2023, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both December 31, 2023 and 2022, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both December 31, 2023 and 2022. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
As a Category IV firm, HSBC North America is subject to liquidity stress testing and related liquidity buffer and liquidity risk management requirements. HSBC North America and HSBC Bank USA have liquidity profiles to support compliance with these rules and may need to make changes to their liquidity profiles to support compliance with any future rules.
ALCO also maintains a liquidity management and contingency funding plan ("Contingency Funding Plan"), which identifies certain potential early warning indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses and customer relationships. The Contingency Funding Plan is reviewed annually and approved by the Risk Committee of the Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators are monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, material reductions or extreme volatility in customer deposit balances, increased utilization of credit lines, widening of our own credit spreads and higher borrowing costs. At the onset of a crisis, liquidity needs would be satisfied primarily with unsecured wholesale market funding, depending on the scenario. If the crisis escalates, contingency funding needs will be satisfied primarily through monetization of the Liquid Asset Buffer we maintain, consisting of cash, short-term liquid assets and unencumbered government and other highly rated investment securities as a source of funding. Further, collateral is maintained at the Federal Reserve Bank and the FHLB, including portions of the mortgage portfolio, providing additional secured borrowing capacity in a liquidity crisis.
In addition to the oversight provided by ALCO, Treasury Risk Management ("TRM") is a Second LoD oversight function for treasury risk-related activities, including capital, liquidity and funding, and interest rate risk, which is led by the Head of Traded and Treasury Risk Management and Risk Analytics who is the accountable risk steward for treasury risks and independently reports into the CRO. TRM's primary mandate is to strengthen our treasury risk management framework through review and challenge of existing processes and recommending areas that need improvement to the RMM. TRM serves as an advisory function to senior management to ensure front line units with direct responsibility for managing treasury risk are operating within their operating guidelines and defined risk appetite parameters. The TRM oversight mandate is carried out through critical evaluation and challenge of existing risk management processes including stress testing and ratio calculations.
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

HSBC USA Inc.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at December 31, 2023:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
In October 2023, Moody's downgraded the long-term debt ratings of HSBC USA by one notch, including the senior debt rating which was downgraded to A2 from A1. These rating downgrades reflect Moody's view that there is a decrease in loss absorbing capacity debt outstanding at HSBC North America. The outlook for the senior debt ratings of HSBC USA is stable. While this rating action did not have a material financial impact on our borrowing costs or liquidity, any future actions could have such an impact.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At December 31, 2023, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.
Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available-for-sale and held-to-maturity debt securities. Approximately $2,200 million of the debt securities in these portfolios at December 31, 2023 are expected to mature in 2024. The remaining $38,572 million of debt securities not expected to mature in 2024 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets. In 2023, in addition to the normal sales of agency-eligible mortgage loan originations, we sold commercial real estate loans of approximately $439 million to third parties.
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

HSBC USA Inc.
For purposes of interest rate risk, our non-trading portfolios are referred to as the banking book. Management of interest rate risk in the banking book is governed by the HSBC Group's Non-Trading Market Risk Policy. ALCO establishes our risk appetite and related limits for interest rate risk in the banking book. Day-to-day management of interest rate risk in the banking book is centralized principally in Markets Treasury, which includes the non-trading interest rate risk positions transferred to it from the global businesses as discussed further below.
We have significant, but historically well controlled, interest rate risk in large part due to our portfolio of residential mortgages and mortgage-backed securities, which consumers can prepay without penalty, and our large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of relatively low cost funds.
In the course of managing interest rate risk, a combination of risk assessment techniques are utilized to identify and assess the potential impact of interest rate movements and take appropriate action. This combination of techniques, with some focusing on the impact of interest rate movements on the valuation of the balance sheet (e.g., economic value of equity, present value of a basis point, repricing gap analysis, value at risk) and others focusing on the impact of interest rate movements on earnings (e.g., earnings-at-risk), allows for comprehensive analyses from different perspectives.
A key element of managing interest rate risk is the management of the convexity of the balance sheet, largely resulting from the mortgage related products on the balance sheet. Convexity risk arises as mortgage loan consumers change their payment behavior significantly in response to large movements in market rates, but do not change behavior appreciably for smaller changes in market rates. Certain interest rate management tools, such as economic value of equity and earnings-at-risk, better capture the embedded convexity in the balance sheet, while measures such as present value of a basis point are designed to capture the risk of smaller changes in rates. Similarly, managed rate deposits with no stated maturity experience convexity that impacts net interest income sensitivity.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both December 31, 2023 and 2022, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.

HSBC USA Inc.
Repricing gap analysis The following table shows the repricing structure of our assets and liabilities at December 31, 2023. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year-end, and one-day figures can be distorted by temporary swings in assets or liabilities.

December 31, 2023	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in millions)
Commercial loans	$39,681	$556	$57	$2	$40,296
Residential mortgages and home equity mortgages	4,043	8,224	4,454	2,009	18,730
Credit cards and other consumer loans	287	5	2	6	300
Total loans(1)	44,011	8,785	4,513	2,017	59,326
Securities available-for-sale and securities held-to-maturity	3,094	17,351	10,115	10,212	40,772
Other assets	66,905	1,235	—	—	68,140
Total assets	114,010	27,371	14,628	12,229	168,238
Domestic deposits:
Savings and demand	59,818	26,374	8,995	—	95,187
Time deposits	20,503	335	—	—	20,838
Long-term debt	9,720	5,750	1,500	1,691	18,661
Other liabilities/equity	25,068	6,255	2,229	—	33,552
Total liabilities and equity	115,109	38,714	12,724	1,691	168,238
Total balance sheet gap	(1,099)	(11,343)	1,904	10,538	—
Effect of derivative contracts	(3,304)	8,351	(1,018)	(4,029)	—
Total gap position	$(4,403)	$(2,992)	$886	$6,509	$—

(1)Includes loans held for sale.
Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts.
Earnings-at-risk Beginning in the fourth quarter of 2023, we replaced net interest income simulation modeling with earnings-at-risk in our ALCO reporting as we now employ earnings-at-risk as part of our approach towards interest rate risk management. Earnings-at-risk is a measure of interest rate risk in the banking book generated by our non-trading assets and liabilities that primarily includes loans, deposits with banks, investment securities, deposits, long-term debt and any associated interest rate hedges that are not held for trading intent or in order to hedge positions held with trading intent. As a result, we no longer utilize net interest income simulation modeling to manage interest rate risk. Earnings-at-risk utilizes a number of interest rate scenarios to estimate the impact on projected banking book net interest income over a twelve month period, such as rate shock scenarios which assume immediate market rate movements by 100 basis points, as well as scenarios in which rates gradually rise or fall by 100 basis points. In the gradual scenarios, 25 percent of the interest rate movement occurs at the beginning of each quarter. The following table reflects the estimated impact of the earnings-at-risk scenarios on projected banking book net interest income:

	December 31, 2023		December 31, 2022
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected banking book net interest income (reflects projected rate movements on January 1, 2024 and 2023, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(17)	(1)%	$107	3%
Resulting from a gradual 100 basis point decrease in the yield curve	(33)	(1)	(116)	(4)
Other significant scenarios monitored (reflects projected rate movements on January 1, 2024 and 2023, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(37)	(1)	173	5
Resulting from an immediate 100 basis point decrease in the yield curve	(16)	(1)	(166)	(5)

HSBC USA Inc.
Projected earnings-at-risk figures represent the effect of movements in banking book net interest income based on our current interest rate risk profile and the projected yield curve scenarios, which incorporate assumptions of deposit pricing, loans spreads and mortgage prepayment behavior implied by the yield curves in each scenario. This effect, however, does not incorporate actions which would probably be taken by Markets Treasury or in the businesses to mitigate the effect of interest rate risk. In reality, Markets Treasury seeks proactively to change the interest rate risk profile to minimize losses and optimize net revenues. The earnings-at-risk calculations assume that interest rates of all maturities move by the same amount in the 'up-shock' scenarios. However, certain interest rates are subject to flooring assumptions in the 'down-shock' scenarios. In addition, the calculations take account of the effect on banking book net interest income of anticipated differences in changes between interbank interest rates and interest rates over which we have discretion in terms of the timing and extent of rate changes. Deposit pricing sensitivities (i.e., deposit betas) are informed by historical and expected behavior. The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
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
Non-trading value at risk ("VaR") Non-trading VaR predominantly relates to Markets Treasury and represents the potential negative changes in the investment portfolio market value (which includes available-for-sale and held-to-maturity assets) and associated hedges. Our investment portfolio holdings comprise mainly U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities. Our non-trading VaR exposure is driven by interest rates and agency mortgage-backed security spread volatility. Refer to "Market Risk Management" below for further discussion regarding VaR and the management of market risk in our non-trading portfolios.
Non-trading VaR at December 31, 2023 was higher as compared with December 31, 2022 due primarily to a combination of higher yields and yield volatility in the two-year VaR historical time series.

HSBC USA Inc.
The following table summarizes our non-trading VaR for 2023 and 2022:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At December 31, 2023	$96	$99	$(50)	$145

Full Year 2023
Average	75	70	(47)	98
Maximum	109	101		145
Minimum	51	50		61

At December 31, 2022	$51	$65	$(34)	$82

Full Year 2022
Average	51	63	(35)	79
Maximum	75	116		127
Minimum	36	40		58

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
Pension risk is a component of treasury risk and represents the risk of increased costs from offering post-employment benefit plans to our employees. Certain employees are eligible to participate in the HSBC North America qualified defined benefit pension plan which has been frozen. Plan assets were higher than projected plan liabilities resulting in an over-funded status of approximately $272 million at December 31, 2023. Because these obligations relate to the HSBC North America pension plan, only a portion of any future deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up any shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in market-driven discount rates resulting in lower liability valuations. See Note 22, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
Market Risk Management  Exposure to market risk is separated into two portfolios:
•Trading portfolios comprise positions held for client servicing and market-making, with the intention of short-term resale and/or to hedge risks resulting from such positions.
•Non-trading portfolios comprise positions that primarily arise from the interest rate management of our retail and commercial banking assets and liabilities as well as financial investments classified as available-for-sale and held-to-maturity.
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

HSBC USA Inc.
Model risk is governed through model oversight forums at the regional and global levels. The forums have direct oversight and approval responsibility for all traded risk models utilized for risk measurement and management and stress testing. They prioritize the development of models, methodologies and practices used for traded risk management and ensure that they remain within our risk appetite and business plans. We are committed to the ongoing development and enhancement of our in-house risk models subject to regulatory approval. Refer to "Model Risk Management" below for further discussion regarding the management and monitoring of model risk across North America.
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
The risks not in VaR ("RNIV") framework aims to capture and capitalize material market risks that are not adequately covered in the VaR model. Risk factors are reviewed on a regular basis and either incorporated directly in the VaR models, where possible, or quantified through the RNIV. RNIV stresses interest rate basis risk exposure and interest rate volatility skewness. RNIV risk-weighted assets make up approximately 1 percent of HUSI market risk risk-weighted assets and the contribution to total HUSI risk-weighted assets remains immaterial.
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

HSBC USA Inc.
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
Market risk in 2023 The global market environment remained volatile in 2023, centered around central bank policy actions, economic data and stress in the banking sector which was especially prevalent in the first half of the year. The FRB raised its policy rate by 100 basis points during the year leading to volatility in the fixed income markets. The 10-year U.S. Treasury yield traded within a broad range, ending the year nearly unchanged at 3.9 percent, but hitting a high of 5.0 percent and a low of 3.3 percent, exemplifying the market volatility. Credit markets remained strong, however certain sectors came under pressure like regional banks, certain pockets of technology and other high-yielding credits.
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
Trading VaR at December 31, 2023 was lower as compared with December 31, 2022 due to the transfer of precious metal market risk to HSBC Bank plc as discussed above as well as changes in market conditions that favor reduced overall risk exposure.
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):

HSBC USA Inc.
The following table summarizes our trading VaR for 2023 and 2022:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At December 31, 2023	$—	$1	$1	$—	$2

Full Year 2023
Average	—	3	5	(3)	5
Maximum	1	8	9		10
Minimum	—	—	1		2

At December 31, 2022	$—	$4	$6	$(2)	$8

Full Year 2022
Average	1	3	4	(3)	5
Maximum	7	9	7		9
Minimum	—	1	2		2

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
During 2023, we experienced one loss back-testing exception in the fourth quarter due primarily to increased market volatility in interest rates and credit spreads.
Stressed VaR The following table reflects stressed VaR at December 31, 2023 and 2022:

At December 31,	2023	2022
	(in millions)
Stressed VaR (1-day equivalent)	$5	$17
Stressed VaR at December 31, 2023 was lower as compared with December 31, 2022 due to the transfer of precious metal market risk to HSBC Bank plc as discussed above as well as changes in market conditions that favor reduced overall risk exposure.
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
A climate risk focused working group was established in 2022 to identify and escalate climate risk issues to the CRO, the RMM and to the Risk Committee of the Board of Directors. This working group was enhanced in 2023 to include all lines of business and all LoDs. Climate risk management matters are governed principally through the RMM and the Risk Committee of the Board of Directors. The RMM has a standing agenda item for climate risk topics. Governance around these risks continues to evolve.
We have assessed climate risk across our existing risk taxonomy, and are incorporating it within the risk management framework through enhancement of policies and controls for the existing risks, where appropriate. Our climate risk approach is aligned to our risk management framework and Three LoD model, which sets out how we identify, assess, and manage our

HSBC USA Inc.
risks. This approach promotes that the Board of Directors and senior management understand and take action to manage key climate risks.
Our dedicated climate risk program continues to support the development of our climate risk management capabilities. The key achievements in 2023 included:
•continued enhancing our climate risk management approach across our risk taxonomy;
•provided additional climate-related training for senior leaders and employees, including a relaunch of HSBC's global sustainability learning and resource portal that increased the availability of training to the broader workforce; and
•continued to evolve metrics to monitor climate risk.
Climate risk should be considered part of the broader sustainability risks that also cover risks related to wider environmental, social and governance considerations. The HSBC Group has specific sustainability risk policies covering thermal coal phase-out, agricultural commodities, chemicals, energy, forestry, mining and metals, UNESCO World Heritage Sites and Ramsar-designated wetlands. The HSBC Group also applies the Equator Principles when financing projects. In December 2022, the HSBC Group revised its Energy Policy to support their transition to net zero in the future. During 2023, we implemented this policy into our applicable lines of business. The HSBC Group will continue to engage with clients, where relevant, and support them in an effort to adopt more sustainable practices. Our network of sustainability risk managers supports the implementation of these policies. These sustainability risk managers are supported by reputational and sustainability risk professionals across the HSBC Group.
Resilience Risk Management  Resilience risk arises from failures or inadequacies in processes, people, systems or external events. Operational resilience is our ability to anticipate, prevent, adapt, respond to, recover and learn from internal or external disruption while minimizing customer and market impact. Resilience is determined by assessing whether we are able to continue to provide our important business services, within an agreed level. We accept that we will not be able to prevent all disruption, but we prioritize investment to continuously improve our response and recovery strategies for our most important business services.
The Operational and Resilience Risk sub-function provides robust non-financial risk steward oversight of our businesses, functions, and critical business services, supported by effective and timely independent challenge. It provides guidance and stewardship about how we can prevent, adapt, and learn from resilience-related threats when something goes wrong. The Operational and Resilience Risk target operating model provides a consistent view across resilience risks, strengthening our risk management oversight while operating effectively as part of a simplified non-financial risk structure. We view resilience risk across several risk types related to: third-party risk; technology and cybersecurity risk; transaction processing; business interruption and incident risk; data risk; change execution risk; and facilities availability, safety and security.
The operational and resilience risk stewards actively provide day-to-day oversight and periodic assurance to the businesses which may result in challenges being raised. We continue to prioritize our efforts on material risks and areas undergoing strategic growth. Operational and resilience risk matters are governed principally through the RMM and the Risk Committee of the Board of Directors.
Technology and cybersecurity risk The security of our information and technology infrastructure is crucial for maintaining our applications and processes while protecting our customers and the HSBC brand. In common with other financial institutions and multinational organizations, we face a growing threat of cyberattacks that continue to increase in sophistication. A failure of our defenses against such attacks could result in financial loss or the loss of customer data or other sensitive information which could undermine both our reputation and our ability to attract and retain our customers. As discussed above, cybersecurity risk is overseen by the Operational and Resilience Risk sub-function, with regular reporting of cyber risks to the RMM and the Board of Directors by both the First and Second LoD. For more information, see Item 1C, "Cybersecurity," in this Form 10-K. We continue to mature our cyber intelligence capabilities as the cyber threat landscape evolves. These intelligence monitoring capabilities increase our agility and ability to respond with increased detection and response capabilities reducing potential exposure to cyber threats. Regulation continues to increase from multiple jurisdictions and perspectives, and is at times deployed without coordination with other regulators. HSBC is engaged with peer institutions and, in conjunction with them and the Cyber Risk Institute ("CRI"), developed a CRI Profile which is recognized within the United States and globally. As part of this forum, we continue to meet with various U.S. regulators (e.g., the OCC, FRB, FDIC, Commodity Futures Trading Commission, New York State Department of Financial Services, etc.) and other financial institutions to progress acceptance and utilization of the CRI Profile to address regulatory harmonization as it relates to cyber and information security. Cybersecurity will continue to be a strong focus of ongoing initiatives to strengthen the control environment and our readiness to respond in the event of an attack.
Regulatory Compliance Risk Management  Regulatory compliance risk arises from the failure to observe relevant laws, codes, rules and regulations and can manifest itself in poor market or customer outcomes and lead to fines, penalties and reputational damage to our business. Regulatory compliance risk is measured by reference to identified metrics, key risk indicators, testing

HSBC USA Inc.
of controls by the three LoDs, employee feedback, customer complaints and through regulatory feedback. Regulatory compliance risks are assessed through detailed assessments and reported to the RMM and the Risk Committee of the Board of Directors through the reporting of RAS metrics and the Regulatory Compliance Enterprise Risk Assessment report. Regulatory compliance risk is managed by establishing and communicating appropriate policies and procedures, training employees in regulatory requirements, establishing controls, and monitoring and testing controls to help ensure that the regulatory requirements are being adhered to. Proactive assessment and enhancement of controls is undertaken where required.
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

HSBC USA Inc.
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
Model Risk Management In order to manage the risk of inappropriate or incorrect business decisions (e.g., customer conduct, financial crime, pricing, profit & loss and balance sheet and capital reporting, etc.) arising from the use of models that have been inadequately designed, implemented or used, or from models that do not perform in line with expectations and predictions, a comprehensive model risk management framework has been established that provides oversight and challenge to all models across HSBC North America. The framework includes a Model Risk Policy that aligns with model risk management regulations. A model inventory is maintained and updated. In addition, model risk appetite measures are used to manage and monitor model risk. Model risk is managed on an ongoing basis as part of a Model Risk Committee, which is chaired by the CRO with representation from businesses and functions. The Model Risk Management function is responsible for providing effective challenge to and approval of models implemented for use within HSBC North America. Model risk controls that form the basis for model risk control assessments have been implemented for all of our businesses and functions and are being used to manage and mitigate model risk.

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
Rate of Return on Tangible Common Equity - Net income, reduced by preferred dividends, divided by average common equity less goodwill and intangible assets (purchased credit card relationships) for a given period.
Rate of Return on Total Assets – Net income divided by average total assets for a given period.
Rate of Return on Total Equity – Net income divided by average total equity for a given period.

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
U.S. GAAP – Generally accepted accounting principles in the United States.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the years ended December 31, 2023, 2022 and 2021 included fees of $25 million, $38 million and $88 million, respectively.

Year Ended December 31,	2023			2022			2021
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$32,152	$1,117	3.47%	$41,892	$515	1.23%	$50,787	$68	.13%
Federal funds sold and securities purchased under resale agreements(1)	8,048	570	7.08	4,967	188	3.78	7,958	13	.16
Trading securities	15,533	266	1.71	14,556	219	1.50	18,518	225	1.22
Securities	38,282	1,558	4.07	36,873	800	2.17	42,736	641	1.50
Loans:
Commercial	41,209	2,813	6.83	43,732	1,590	3.64	40,677	1,048	2.58
Consumer:
Residential mortgages	17,483	593	3.39	16,877	497	2.94	18,582	543	2.92
Home equity mortgages	369	26	7.05	389	15	3.86	658	18	2.74
Credit cards	196	18	9.18	227	19	8.37	803	77	9.59
Other consumer	114	8	7.02	164	9	5.49	277	19	6.86
Total consumer	18,162	645	3.55	17,657	540	3.06	20,320	657	3.23
Total loans	59,371	3,458	5.82	61,389	2,130	3.47	60,997	1,705	2.80
Other	1,922	80	4.16	2,423	53	2.19	2,535	23	.91
Total interest earning assets	$155,308	$7,049	4.54%	$162,100	$3,905	2.41%	$183,531	$2,675	1.46%
Allowance for credit losses	(589)			(500)			(699)
Cash and due from banks	876			950			1,198
Other assets	10,895			11,375			12,424
Total assets	$166,490			$173,925			$196,454
Liabilities and Equity:
Domestic deposits:
Savings deposits	$48,686	$1,310	2.69%	$55,036	$381	.69%	$65,316	$104	.16%
Time deposits	17,931	1,045	5.83	10,961	308	2.81	12,729	93	.73
Other interest bearing deposits	21,830	1,092	5.00	20,671	381	1.84	20,571	58	.28
Foreign deposits	5,677	203	3.58	6,163	64	1.04	6,102	2	.03
Deposits held for sale	—	—	—	971	2	.21	4,606	10	.21
Total interest bearing deposits	94,124	3,650	3.88	93,802	1,136	1.21	109,324	267	.24
Short-term borrowings:
Securities sold under repurchase agreements(1)	404	172	42.57	1,600	76	4.75	1,739	2	.12
Commercial paper	5,423	298	5.50	4,313	84	1.95	3,274	13	.40
Other short-term borrowings	1,094	44	4.02	325	5	1.54	264	3	1.14
Total short-term borrowings	6,921	514	7.43	6,238	165	2.65	5,277	18	.34
Long-term debt	18,867	1,133	6.01	16,270	505	3.10	18,897	296	1.57
Total interest bearing debt	119,912	5,297	4.42	116,310	1,806	1.55	133,498	581	.44
Tax liabilities and other	1,230	47	3.82	1,159	30	2.59	885	11	1.24
Total interest bearing liabilities	$121,142	$5,344	4.41%	$117,469	$1,836	1.56%	$134,383	$592	.44%
Net interest income/Interest rate spread		$1,705	.13%		$2,069	.85%		$2,083	1.02%
Noninterest bearing deposits	26,900			35,128			38,147
Other liabilities	6,379			5,977			5,763
Total equity	12,069			15,351			18,161
Total liabilities and equity	$166,490			$173,925			$196,454
Net interest margin on average earning assets			1.10%			1.28%			1.13%

(1)The denominators used in the calculation of the rates on federal funds sold and securities purchased under resale agreements and securities sold under repurchase agreements reflects the net amounts presented in the balance sheet.

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

Item 8. Financial Statements and Supplementary Data

Our 2023 Financial Statements meet the requirements of Regulation S-X. The 2023 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC USA Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of HSBC USA Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
Allowance for Credit Losses for Commercial Loans and the Liability for Off-Balance Sheet Credit Exposures
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s Allowance for Credit Losses for Commercial Loans and the Liability for Off-Balance Sheet Credit Exposures are recognized based on lifetime expected credit losses and amounted to $574 million and $111 million, respectively, as of December 31, 2023. The recognition and measurement of lifetime expected credit losses for commercial loans and off-balance sheet exposures is highly complex and involves the use of significant judgment and estimation by management, including

HSBC USA Inc.
the assignment of credit ratings, the application of forward economic guidance and the determination of a management judgment allowance. In assigning the credit ratings to a particular obligor, among the risk factors considered by management are the obligor’s debt capacity and financial position, the level of earnings, the amount and sources of repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates. In addition, multiple forward-looking economic scenarios are formulated and assigned a weighting in the application of forward economic guidance to reflect assumptions about future economic conditions, supplemented by the use of management judgment, which may result in using alternative or additional economic scenarios and/or management adjustments. Lastly, the management judgment allowance reflects management's judgment of risk factors that may not be fully reflected in the lifetime expected credit loss generated by management's models.
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

/s/  PricewaterhouseCoopers LLP
New York, New York
February 21, 2024

We have served as the Company's auditor since 2015.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31,	2023	2022	2021
	(in millions)
Interest income:
Loans	$3,458	$2,130	$1,705
Securities	1,558	800	641
Trading securities	266	219	225
Short-term investments	1,687	703	81
Other	80	53	23
Total interest income	7,049	3,905	2,675
Interest expense:
Deposits	3,650	1,136	267
Short-term borrowings	514	165	18
Long-term debt	1,133	505	296
Other	47	30	11
Total interest expense	5,344	1,836	592
Net interest income	1,705	2,069	2,083
Provision for credit losses	45	154	(570)
Net interest income after provision for credit losses	1,660	1,915	2,653
Other revenues:
Credit card fees, net	49	45	37
Trust and investment management fees	134	136	108
Other fees and commissions	626	619	652
Trading revenue	942	517	24
Other securities gains (losses), net	(243)	26	73
Servicing and other fees from HSBC affiliates	327	343	321
Gain (loss) on instruments designated at fair value and related derivatives	(42)	(50)	35
Gain on sale of branch disposal group, net	—	113	—
Other income (loss)	(141)	(154)	(13)
Total other revenues	1,652	1,595	1,237
Operating expenses:
Salaries and employee benefits	530	591	665
Support services from HSBC affiliates	1,671	1,762	1,620
Occupancy expense, net	60	66	248
Other expenses	563	366	445
Total operating expenses	2,824	2,785	2,978
Income before income tax	488	725	912
Income tax expense	95	177	224
Net income	$393	$548	$688

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2023	2022	2021
	(in millions)
Net income	$393	$548	$688
Net change in unrealized gains (losses), net of tax:
Investment securities	536	(2,205)	(815)
Fair value option liabilities attributable to our own credit spread	(25)	59	12
Derivatives designated as cash flow hedges	136	(258)	(59)
Pension and post-retirement benefit plans	2	8	4
Total other comprehensive income (loss)	649	(2,396)	(858)
Comprehensive income (loss)	$1,042	$(1,848)	$(170)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET

At December 31,	2023	2022
	(in millions, except share data)
Assets(1)
Cash and due from banks	$704	$1,004
Interest bearing deposits with banks	25,015	17,744
Federal funds sold and securities purchased under agreements to resell	13,878	23,085
Trading assets (includes $3.0 billion and $1.3 billion pledged to creditors at December 31, 2023 and 2022, respectively)	22,115	21,730
Securities available-for-sale (includes amortized cost of $28.0 billion and $30.3 billion at December 31, 2023 and 2022, respectively, an allowance for credit losses of nil at both December 31, 2023 and 2022, and $161 million and $55 million pledged to creditors at December 31, 2023 and 2022, respectively)	25,696	27,345
Securities held-to-maturity, net of allowance for credit losses of nil at both December 31, 2023 and 2022 (fair value of $14.7 billion and $6.9 billion at December 31, 2023 and 2022, respectively)	15,076	7,317
Loans (includes $15 million and $20 million designated under fair value option at December 31, 2023 and 2022, respectively)	58,987	59,380
Less – allowance for credit losses	591	584
Loans, net	58,396	58,796
Loans held for sale (includes $250 million and $237 million designated under fair value option at December 31, 2023 and 2022, respectively)	339	354
Properties and equipment, net	71	68
Goodwill	458	458
Other assets, net of allowance for credit losses of nil at both December 31, 2023 and 2022 (includes $10 million and $325 million designated under fair value option at December 31, 2023 and 2022, respectively)	6,490	6,754
Total assets	$168,238	$164,655
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$23,421	$29,660
Interest bearing (includes $1.8 billion and $1.6 billion designated under fair value option at December 31, 2023 and 2022, respectively)	92,604	86,469
Foreign deposits - interest bearing	5,258	7,094
Total deposits	121,283	123,223
Short-term borrowings	9,914	5,945
Long-term debt (includes $7.5 billion and $8.4 billion designated under fair value option at December 31, 2023 and 2022, respectively)	18,661	17,591
Total debt	149,858	146,759
Trading liabilities	3,485	2,803
Interest, taxes and other liabilities (includes $10 million and $325 million designated under fair value option at December 31, 2023 and 2022, respectively)	3,256	2,980
Total liabilities	156,599	152,542
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding at both December 31, 2023 and 2022)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both December 31, 2023 and 2022)	—	—
Additional paid-in capital	12,740	12,740
Retained earnings	560	1,683
Accumulated other comprehensive loss	(1,926)	(2,575)
Total common equity	11,374	11,848
Total equity	11,639	12,113
Total liabilities and equity	$168,238	$164,655

HSBC USA Inc.
(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at December 31, 2023 and 2022. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 27, "Variable Interest Entities," for additional information.

At December 31,	2023	2022
	(in millions)
Assets
Loans, net	$—	$162
Other assets	23	44
Total assets	$23	$206
Liabilities
Interest, taxes and other liabilities	$17	$22
Total liabilities	$17	$22

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31,	2023	2022	2021
	(in millions, except share data)
Preferred stock
Balance at beginning of period	$265	$1,265	$1,265
Preferred stock redemption	—	(1,000)	—
Balance at end of period	265	265	1,265
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in capital
Balance at beginning of period	12,740	14,742	15,746
Return of capital to parent	—	(2,000)	(1,000)
Gain on transfer of certain precious metals trading and financing activities to an affiliate, net of tax	8	—	—
Employee benefit plans	(8)	(2)	(4)
Balance at end of period	12,740	12,740	14,742
Retained earnings
Balance at beginning of period	1,683	1,212	601
Net income	393	548	688
Cash dividends declared on preferred stock	(16)	(77)	(77)
Cash dividends declared on common stock	(1,500)	—	—
Balance at end of period	560	1,683	1,212
Accumulated other comprehensive loss
Balance at beginning of period	(2,575)	(179)	679
Other comprehensive income (loss), net of tax	649	(2,396)	(858)
Balance at end of period	(1,926)	(2,575)	(179)
Total common equity	11,374	11,848	15,775
Total equity	$11,639	$12,113	$17,040

Shares of preferred stock
Number of shares at beginning of period	265	1,265	1,265
Number of shares of preferred stock redeemed	—	(1,000)	—
Number of shares at end of period	265	265	1,265
Shares of common stock
Number of shares at beginning and end of period	714	714	714

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2023	2022	2021
	(in millions)
Cash flows from operating activities
Net income	$393	$548	$688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(17)	112	262
Gain on sale of branch disposal group, net	—	(113)	—
Provision for credit losses	45	154	(570)
Deferred income tax provision	51	284	340
Net realized losses (gains) on securities available-for-sale	243	(26)	(73)
Net change in other assets and liabilities	1,359	(1,044)	172
Net change in loans held for sale:
Originations and purchases of loans held for sale	(340)	(1,932)	(2,544)
Sales and collections of loans held for sale	320	1,791	2,699
Net change in trading assets and liabilities	297	2,093	867
Lower of amortized cost or fair value adjustments on loans held for sale	32	19	14
Loss (gain) on instruments designated at fair value and related derivatives	42	50	(35)
Net cash provided by operating activities	2,425	1,936	1,820
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	9,207	(12,571)	25,232
Securities available-for-sale:
Purchases of securities available-for-sale	(4,467)	(4,997)	(18,501)
Proceeds from sales of securities available-for-sale	1,642	1,812	10,324
Proceeds from paydowns and maturities of securities available-for-sale	4,988	5,992	12,030
Securities held-to-maturity:
Purchases of securities held-to-maturity	(8,592)	(3,585)	—
Proceeds from paydowns and maturities of securities held-to-maturity	880	1,460	3,747
Change in loans:
Originations, net of collections	(1,368)	(3,205)	(618)
Loans sold to third parties	1,806	1,476	2,758
Net cash used for acquisitions of properties and equipment	(29)	(42)	(3)
Cash received on transfer of certain precious metals trading and financing activities to an affiliate	10	—	—
Net outflow related to the sale of branch disposal group	—	(4,619)	—
Other, net	(140)	(17)	103
Net cash provided by (used in) investing activities	3,937	(18,296)	35,072
Cash flows from financing activities
Net change in deposits	(1,941)	(12,534)	(2,107)
Debt:
Net change in short-term borrowings	3,969	(393)	1,386
Issuance of long-term debt	4,553	5,931	7,711
Repayment of long-term debt	(4,448)	(3,229)	(10,044)
Preferred stock redemption	—	(1,000)	—
Return of capital to parent	—	(2,000)	(1,000)
Other decreases in capital surplus	(8)	(2)	(4)
Dividends paid	(1,516)	(77)	(77)
Net cash provided by (used in) financing activities	609	(13,304)	(4,135)
Net change in cash and due from banks and interest bearing deposits with banks	6,971	(29,664)	32,757
Cash and due from banks and interest bearing deposits with banks at beginning of period	18,748	48,412	15,655
Cash and due from banks and interest bearing deposits with banks at end of period	$25,719	$18,748	$48,412

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2023	2022	2021
	(in millions)
Supplemental disclosure of cash flow information
Interest paid during the period	$5,123	$1,660	$606
Net income taxes refunded during the period	(108)	(122)	(52)
Supplemental disclosure of non-cash investing activities
Transfer of loans to (from) held for sale, net	1,820	(29)	6,982

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	102	17	Fair Value Option	151
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	102	18	Income Taxes	154
3	Strategic Initiatives	114	19	Preferred Stock	156
4	Sale of Certain Branch Assets and Liabilities	115	20	Accumulated Other Comprehensive Loss	157
5	Trading Assets and Liabilities	116	21	Share-Based Plans	158
6	Securities	117	22	Pension and Other Postretirement Benefits	158
7	Loans	121	23	Fee Income from Contracts with Customers	159
8	Allowance for Credit Losses	137	24	Related Party Transactions	161
9	Loans Held for Sale	140	25	Business Segments	164
10	Properties and Equipment, Net	141	26	Retained Earnings and Regulatory Capital Requirements	171
11	Goodwill	141	27	Variable Interest Entities	172
12	Leases	142	28	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	174
13	Deposits	143	29	Fair Value Measurements	179
14	Short-Term Borrowings	143	30	Litigation and Regulatory Matters	193
15	Long-Term Debt	144	31	Financial Statements of HSBC USA Inc. (Parent)	198
16	Derivative Financial Instruments	145

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

HSBC USA Inc.
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
All other debt securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of related income taxes, recorded as adjustments to common equity as a component of accumulated other comprehensive loss.
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
Loans  Loans are carried at amortized cost, with the exception of certain student loans for which the fair value option was elected and are further discussed in Note 17, "Fair Value Option." Amortized cost represents the principal amount outstanding, net of unearned income, charge-offs, unamortized purchase premium or discount, and unamortized nonrefundable fees and

HSBC USA Inc.
related direct loan origination costs. The carrying amount of loans represents their amortized cost reduced by the allowance for credit losses. See under the heading "Allowance for Credit Losses" below for further discussion of our policies for establishing an allowance for credit losses on loans.
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
Nonrefundable fees related to lending activities other than direct loan origination are recognized in other revenues over the period in which the related service is provided. This includes fees associated with loan commitments, revolving credit facilities, standby letters of credit, loan syndication and other transaction-based fees. Loan syndication fees received for managing a syndication and other transaction-based fees are recognized at the point in time the transaction occurs. Fees associated with loan commitments, revolving credit facilities and standby letters of credit are recognized on a straight-line basis over the period the service is performed. In the event a loan commitment or standby letter of credit is exercised, the remaining unamortized fee is recognized as an adjustment to yield over the loan term. For additional information, as well as a full discussion of how revenue associated with all of our various fee-based activities is recognized, see Note 23, "Fee Income from Contracts with Customers."
Beginning January 1, 2023, new loan modifications are no longer required to be evaluated to determine if they should be separately identified and accounted for as troubled debt restructurings ("TDR Loans"). Prior to January 1, 2023, TDR Loans represented loans for which the original contractual terms were modified to provide for terms that were less than what we would have been willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition. Interest on TDR Loans was recognized when collection was reasonably assured. Modifications that resulted in TDR Loans may have included changes to one or more terms of the loan, including but not limited to, a change in interest rate, extension of the term, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. For reserving purposes, prior to January 1, 2023, we also identified loans that we reasonably expected to become TDR Loans. See under the heading "Allowance for Credit Losses" below for further discussion.
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

HSBC USA Inc.
Methodology We utilize a minimum of four forward-looking economic scenarios, representative of management's view of forecasted economic conditions, sufficient to calculate unbiased expected loss in most economic environments. Three of the scenarios are termed the "Consensus Economic Scenarios" which include a 'most likely outcome' (the "Central scenario") and two less likely 'outer' scenarios, referred to as the "Upside scenario" and the "Downside scenario." The fourth scenario, referred to as the "Alternative Downside scenario," is designed to consider severe downside risks with more extreme economic outcomes. Each scenario is assigned a weighting deemed appropriate for the estimation of lifetime ECL, with the majority of the weighting typically placed on the Central scenario. At management's discretion, changes may be made to the weighting assigned to the four scenarios or additional scenarios may be included in order to consider current economic conditions. See Note 8, "Allowance for Credit Losses," for further discussion. Key Central scenario assumptions as further discussed below are set using the average of forecasts of external economists, helping to ensure the scenarios are unbiased and maximize the use of independent information, except when in management's judgment these scenarios may not adequately reflect the impact of recent events and it is believed not to be representative of the current economic environment. We have determined that two years is a reasonable and supportable forecast period for the scenarios. At the end of the two-year reasonable and supportable forecast period, assumption variables revert to their 20-year average of historical values on a linear basis over a three-year reversion period.
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
We update our three Consensus Economic Scenarios and our Alternative Downside Scenario every quarter. See Note 8, "Allowance for Credit Losses," for further discussion summarizing the key macroeconomic variable forecasts used in our economic scenarios as well as a discussion of updates to the economic scenarios and other changes during 2023.
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

HSBC USA Inc.
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
Loans with similar risk characteristics are pooled for determining lifetime ECL. When it is deemed probable based upon known facts and circumstances that full interest and principal on an individual loan will not be collected in accordance with its contractual terms, in general the loan is no longer considered part of the collective pool of homogeneous loans against which lifetime ECL are established. Instead, an allowance for credit losses is established on an individual basis ("individually assessed") based on the present value of expected future cash flows, discounted at the loan's original effective interest rate (or, beginning January 1, 2023, the post-modification effective interest rate for loans for which the original contractual terms have been modified), or the fair value of the collateral if the loan is collateral dependent. Individually assessed loans are evaluated quarterly. Generally, loans that are placed on non-accrual are removed from a collective pool and individually assessed.
In addition, the allowance for credit losses reflects management judgment of risk factors that may not be fully reflected in the lifetime ECL generated by our models. In making this determination, we consider the characteristics of our portfolio and any other significant factors that are relevant. Factors that are relevant to determining the expected collectability of our loan portfolio include, but are not limited to, the volume and severity of past due loans, the volume and severity of adversely classified or rated loans, the underlying collateral on loans that are not collateral dependent, lending policies and procedures including changes in lending strategies, underwriting standards or collection and recovery practices as well as the obligor's operations, environmental factors of an obligor and the areas in which our credit exposure is concentrated, changes and expected changes in the general market condition of either a geographical area or an industry, and changes in international, national, regional, and local economic and business conditions.
For loans which were previously identified as TDR Loans, including loans which we reasonably expected to become TDR Loans, judgment was used as to whether or not we expected full repayment of principal and interest. If full repayment was expected, the loan remained in a collective pool of homogeneous loans for determining lifetime ECL. When full repayment of principal and interest was not expected or when we anticipated offering payment concessions, the loan was removed from the pool and individually assessed. If a commercial TDR Loan subsequently performed in accordance with the new terms and the loan was upgraded, the loan may have no longer been reported as a TDR Loan at the earliest one year after the restructure had been anticipated. Subsequent to January 1, 2023, new TDR Loans are no longer required to be identified while the accounting for our remaining population of TDR Loans did not materially change.
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

HSBC USA Inc.
charge-off and recovery practices, changes in loan concentrations affecting either the frequency or severity of losses, and changes in economic conditions.
For loans which were previously identified as TDR Loans, including loans which we reasonably expected to become TDR Loans, an allowance for credit losses was maintained based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the collateral if the loan was collateral dependent. Once a loan was classified as a TDR Loan, it continued to be reported as such until it was paid off or charged-off. Subsequent to January 1, 2023, new TDR Loans are no longer required to be identified while the accounting for our remaining population of TDR Loans did not materially change.
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
Loans Held for Sale  Loans are classified as held for sale when they are not expected to be held for the foreseeable future because of management's lack of intent to hold. With the exception of certain loans for which the fair value option has been elected and are further discussed in Note 17, "Fair Value Option," loans classified as held for sale are recorded at the lower of amortized cost or estimated fair value, which is not in excess of their carrying value at the time of designation. Consumer loans are valued on an aggregate portfolio basis while commercial loans are generally valued on an individual loan basis. Periodic adjustments to fair value are recognized in other income (loss) in the consolidated statement of income. For loans other than those classified as nonaccrual, interest income is determined by applying each loan's contractual rate to the loan's outstanding customer balance, exclusive of unearned income, deferred fees, deferred costs, premium and discount.
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

HSBC USA Inc.
We have established October 1 of each year as the date for conducting our annual goodwill impairment assessment. Goodwill impairment is measured and an impairment charge is recorded at the amount by which a reporting unit's carrying amount, including allocated goodwill, exceeds its fair value. Any impairment charge recognized is limited to the carrying amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairments are not permitted. As of December 31, 2023 and 2022, all of our goodwill is allocated to our Commercial Banking reporting unit.
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

HSBC USA Inc.
All excess tax benefits and tax deficiencies for share-based payment awards are recorded within income tax expense in the consolidated statement of income.
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
We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for Federal and State net operating losses. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the deferred tax items are expected to be realized. If applicable, valuation allowances are recorded to reduce deferred tax assets for amounts we conclude are more likely than not to be unrealized. Since we are included in HSBC North America's consolidated Federal tax return and various combined State tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America consolidated level. We consider the HNAH Group's consolidated deferred tax assets and various sources of taxable income in reaching conclusions on recoverability of deferred tax assets. The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, expectations of future corporate alternative minimum tax and any resulting credit carryforwards, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on objective and verifiable management forecasts. This process involves significant management judgment about assumptions that are subject to change from period to period.
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

•The new guidance was applied prospectively for new loan modifications beginning January 1, 2023, while the accounting for our remaining population of TDR Loans did not materially change.
•See Note 7, "Loans," for the new disclosures required by this standard.
•The adoption of this guidance did not have a material impact on our financial position or results of operations.

The following are new accounting pronouncements issued by the Financial Accounting Standards Board which will be adopted in future periods:

Accounting Standards Update	Summary of Guidance	Financial Statement Impact
Improvements to Reportable Segment Disclosures Issued November 2023
•Amends and adds certain disclosure requirements for reportable segments.
•In particular, requires disclosure of a) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the reported measure of segment profit or loss; b) the title and position of the CODM; and c) an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources.

•Effective for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025, with early adoption permitted.
•The new guidance is required to be applied retrospectively.
•While the adoption of this guidance will result in changes to existing disclosures, it will not have any impact on our financial position or results of operations.

Improvements to Income Tax Disclosures Issued December 2023
•Eliminates, amends and adds certain disclosure requirements for income taxes.
•In particular, requires the disaggregation of certain existing disclosures, including a) the effective tax rate reconciliation to be broken out into specific categories; b) income taxes paid and income tax expense to be broken out between federal, state and foreign; and c) income before income tax to be broken out between domestic and foreign.

•Effective for annual periods beginning January 1, 2025, with early adoption permitted.
•The new guidance should be applied prospectively, with a retrospective option.
•While the adoption of this guidance will result in changes to existing disclosures, it will not have any impact on our financial position or results of operations.

There have been no additional accounting pronouncements issued that are expected to have a material impact on our consolidated financial statements.

HSBC USA Inc.
3. Strategic Initiatives

In 2020, we announced a multi-year strategic plan to restructure our operations ("Restructuring Plan") in alignment with HSBC’s global strategy, to refocus our wholesale operations to better serve our international corporate clients and restructure our retail operations to better meet the needs of globally mobile and affluent clients. Our Restructuring Plan also included streamlining our functional and operations support model by removing duplication, reducing the size of our balance sheet to better align with the scope and scale of the U.S. opportunity and investing in systems infrastructure and new technologies. As discussed further in Note 4, "Sale of Certain Branch Assets and Liabilities," during 2021, we also made the decision to exit our mass market retail banking business, including the sale or closure of certain branches.
We completed our Restructuring Plan over the three-year period of 2020-2022 and will no longer incur costs related to this plan. In 2022, we completed the simplification of our support service functions, our planned investments in systems infrastructure and new technologies, and the sale of the branch disposal group associated with the exit of our mass market retail banking business. In 2021, we completed the consolidation of our wholesale and retail middle and back office functions, each under a single operations structure, as well as the exit of certain derivative contracts and the transfer of interest rate derivative contracts associated with Fixed Income activities to HSBC Bank plc. During 2022 and 2021, we recorded $190 million and $289 million, respectively, of pre-tax charges in connection with our Restructuring Plan.
The following table summarizes the changes in the liability associated with our Restructuring Plan during 2022 and 2021:

	Severance and Other Employee Costs(1)	Lease Termination and Associated Costs(2)	Other(3)	Total
	(in millions)
Year Ended December 31, 2022
Restructuring liability at beginning of period	$10	$46	$—	$56
Restructuring costs accrued during the period	23	2	28	53
Restructuring costs paid during the period	(17)	(16)	(28)	(61)
Restructuring liability at end of period(4)	$16	$32	$—	$48

Year Ended December 31, 2021
Restructuring liability at beginning of period	$10	$23	$—	$33
Restructuring costs accrued during the period	12	38	15	65
Restructuring costs paid during the period	(12)	(15)	(15)	(42)
Restructuring liability at end of period	$10	$46	$—	$56

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
(4)At December 31, 2023, our remaining liability associated with our Restructuring Plan totaled $15 million.
In addition to the restructuring costs reflected in the rollforward table above, during 2022, we recorded impairment charges of $10 million to write-down the lease ROU assets and leasehold improvement assets associated with certain office space that we determined we would exit. During 2022, we also recorded an impairment charge of $3 million to write-off certain capitalized software.
During the second quarter of 2021, as part of our decision to exit our mass market retail banking business, we determined that we would exit approximately 30 branches. As a result, we recorded impairment charges during 2021 to write-off the assets associated with these branches, including $29 million of lease ROU assets, $18 million of leasehold improvement assets and $3 million of equipment assets. During 2021, we also recorded impairment charges of $40 million to write-down the lease ROU assets and leasehold improvement assets primarily associated with certain office space that we determined we would exit and $13 million to write-down one of our owned office space properties to fair value upon transferring it to held for sale. Lease impairment charges are reflected in occupancy expense, net in the consolidated statement of income and were reported in the Wealth and Personal Banking and the Corporate Center business segments.

HSBC USA Inc.
In addition, during 2021 we recorded $35 million of trading losses associated with the exit of certain derivative contracts as part of our Restructuring Plan. These losses are included in trading revenue in the consolidated statement of income and were reported in the Markets and Securities Services and the Corporate Center business segments.
Our Restructuring Plan also resulted in costs being allocated to us from HTSU, primarily support service project costs and severance costs, which are reflected in support services from HSBC affiliates in the consolidated statement of income. During 2022 and 2021, we recorded $124 million and $86 million, respectively, of allocated costs from HTSU related to restructuring activities. These costs were reported in the Corporate Center business segment.
HSBC Group Restructuring Separate from the charges related to our Restructuring Plan as detailed above, during 2022 and 2021, we also recorded $131 million and $53 million, respectively, of allocated costs from other HSBC affiliates related to the HSBC Group's restructuring activities, primarily support service project costs and severance costs. These costs are reflected in support services from HSBC affiliates in the consolidated statement of income and were reported in the Corporate Center business segment.

4. Sale of Certain Branch Assets and Liabilities

In 2021, as part of our Restructuring Plan we announced that we would exit our mass market retail banking business, including our Personal and Advance propositions as well as retail business banking. In conjunction with the execution of this strategy, our Wealth and Personal Banking business segment entered into definitive sale agreements with third parties to sell 90 of our retail branches along with substantially all residential mortgage, unsecured and retail business banking loans and deposits in our branch network not associated with our Premier, Jade and Private Banking customers. As a result, assets and liabilities related to these sale agreements were transferred to held for sale. Income before tax of this disposal group was not material.
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

HSBC USA Inc.
5.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

At December 31,	2023	2022
	(in millions)
Trading assets:
U.S. Treasury	$3,564	$1,670
U.S. Government agency issued or guaranteed	1	—
U.S. Government sponsored enterprises	1,207	369
Foreign bonds	4,019	6,391
Equity securities	11,702	7,855
Precious metals(1)	346	3,831
Derivatives, net	1,276	1,614
Total trading assets	$22,115	$21,730
Trading liabilities:
Securities sold, not yet purchased	$1,688	$837
Payables for precious metals	301	—
Derivatives, net	1,496	1,966
Total trading liabilities	$3,485	$2,803

(1)The decrease in precious metals at December 31, 2023 includes the impact of the transfer of a portion of our precious metals inventory with a fair value of approximately $0.9 billion to HSBC Bank plc during the third quarter of 2023. See Note 24, "Related Party Transactions," for additional information.
At December 31, 2023 and 2022, the fair value of derivatives included in trading assets is net of $1,416 million and $2,653 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At December 31, 2023 and 2022, the fair value of derivatives included in trading liabilities is net of $1,321 million and $1,180 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 16, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $159 million, $165 million and $157 million in 2023, 2022 and 2021, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
6. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

December 31, 2023	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,489	$—	$22	$(225)	$7,286
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,864	—	—	(845)	5,019
Collateralized mortgage obligations	1,436	—	—	(300)	1,136
Direct agency obligations	1,719	—	—	(38)	1,681
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,804	—	1	(378)	5,427
Collateralized mortgage obligations	2,865	—	—	(506)	2,359
Direct agency obligations	215	—	3	(3)	215
Asset-backed securities collateralized by:
Home equity	13	—	—	(1)	12
Other	103	—	—	(11)	92
Foreign debt securities(1)	2,472	—	—	(3)	2,469
Total available-for-sale securities	$27,980	$—	$26	$(2,310)	$25,696
Securities held-to-maturity:
U.S. Treasury	$1,917	$—	$1	$(18)	$1,900
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,069	—	—	(68)	1,001
Collateralized mortgage obligations	297	—	3	(16)	284
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,043	—	43	(180)	9,906
Collateralized mortgage obligations	1,745	—	—	(152)	1,593
Obligations of U.S. states and political subdivisions	4	—	—	—	4
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$15,076	$—	$47	$(434)	$14,689

HSBC USA Inc.

December 31, 2022	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,662	$—	$32	$(242)	$7,452
U.S. Government sponsored enterprises:
Mortgage-backed securities	6,537	—	—	(1,024)	5,513
Collateralized mortgage obligations	1,549	—	—	(323)	1,226
Direct agency obligations	1,807	—	1	(71)	1,737
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,477	—	—	(772)	6,705
Collateralized mortgage obligations	3,163	—	—	(567)	2,596
Direct agency obligations	165	—	1	(4)	162
Asset-backed securities collateralized by:
Home equity	16	—	—	(1)	15
Other	105	—	—	(12)	93
Foreign debt securities(1)	1,854	—	1	(9)	1,846
Total available-for-sale securities	$30,335	$—	$35	$(3,025)	$27,345
Securities held-to-maturity:
U.S. Treasury	$873	$—	$—	$(15)	$858
U.S. Government sponsored enterprises:
Mortgage-backed securities	$1,146	$—	$—	$(80)	$1,066
Collateralized mortgage obligations	358	—	3	(19)	342
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,895	—	—	(177)	2,718
Collateralized mortgage obligations	2,039	—	—	(167)	1,872
Obligations of U.S. states and political subdivisions	5	—	—	—	5
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$7,317	$—	$3	$(458)	$6,862

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
At both December 31, 2023 and 2022, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at December 31, 2023 and 2022 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At December 31, 2023
U.S. Treasury	3	$(1)	$1,008	41	$(224)	$4,906
U.S. Government sponsored enterprises	2	—	80	293	(1,183)	7,701
U.S. Government agency issued or guaranteed	—	—	—	151	(887)	7,765
Asset-backed securities	—	—	—	6	(12)	104
Foreign debt securities	17	(1)	1,801	4	(2)	183
Securities available-for-sale	22	$(2)	$2,889	495	$(2,308)	$20,659
At December 31, 2022
U.S. Treasury	22	$(105)	$2,800	19	$(137)	$2,013
U.S. Government sponsored enterprises	233	(316)	3,270	79	(1,102)	4,959
U.S. Government agency issued or guaranteed	107	(534)	4,547	55	(809)	4,856
Asset-backed securities	3	(1)	14	3	(12)	92
Foreign debt securities	4	(1)	337	3	(8)	286
Securities available-for-sale	369	$(957)	$10,968	159	$(2,068)	$12,206
Gross unrealized losses decreased as compared with December 31, 2022 due primarily to decreasing yields on U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities as well as the sale of certain securities that were in an unrealized loss position at December 31, 2022.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At December 31, 2023, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," for further discussion. At both December 31, 2023 and 2022, the allowance for credit losses on securities held-to-maturity was nil.
At December 31, 2023 and 2022, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize S&P as the primary source of

HSBC USA Inc.
our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At December 31, 2023 and 2022, all of our securities held-to-maturity were investment grade.
Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	2023	2022	2021
	(in millions)
Gross realized gains	$3	$32	$159
Gross realized losses	(246)	(6)	(86)
Net realized gains (losses)	$(243)	$26	$73
During the fourth quarter of 2023, we sold certain U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities classified as available-for-sale with a total carrying value of $960 million and realized a loss of $246 million. These securities were sold to manage our exposure to the changing interest rate environment as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. We have reinvested the proceeds into higher yielding U.S. Government agency mortgage-backed securities classified as held-to-maturity.
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2023 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at December 31, 2023, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2023.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$3,910	1.61%	$632	1.51%	$2,947	2.70%
U.S. Government sponsored enterprises	803	.98	1,055	2.56	1,362	2.20	5,799	1.84
U.S. Government agency issued or guaranteed	—	—	69	3.16	2	5.97	8,813	2.98
Asset-backed securities	—	—	55	4.38	48	3.90	13	5.64
Foreign debt securities	1,334	(.03)	1,138	4.34	—	—	—	—
Total amortized cost	$2,137	.35%	$6,227	2.31%	$2,044	2.03%	$17,572	2.56%
Total fair value	$2,113		$6,121		$1,940		$15,522
Held-to-maturity:
U.S. Treasury	$—	—%	$1,095	3.75%	$822	3.71%	$—	—%
U.S. Government sponsored enterprises	86	2.31	81	3.64	786	3.41	413	2.91
U.S. Government agency issued or guaranteed	—	—	—	—	12	5.75	11,776	4.46
Obligations of U.S. states and political subdivisions	1	5.14	3	2.73	—	—	—	—
Asset-backed securities	—	—	—	—	1	4.44	—	—
Total amortized cost	$87	2.35%	$1,179	3.74%	$1,621	3.58%	$12,189	4.41%
Total fair value	$85		$1,170		$1,563		$11,871

HSBC USA Inc.
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

At December 31,	2023	2022
	(in millions)
Equity securities carried at fair value	$270	$267
Equity securities without readily determinable fair values	13	15
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During 2023, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded impairment losses of $5 million as a component of other income (loss) in the consolidated statement of income compared with impairment losses of $3 million during both 2022 and 2021, respectively.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $438 million, respectively, at December 31, 2023 and $95 million and $498 million, respectively, at December 31, 2022. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

7. Loans

Loans consisted of the following:

At December 31,	2023	2022
	(in millions)
Commercial loans:
Real estate, including construction	$7,087	$7,963
Business and corporate banking	15,724	16,075
Global banking(1)	10,725	10,578
Other commercial:
Affiliates(2)	2,618	3,557
Other	3,803	3,644
Total other commercial	6,421	7,201
Total commercial	39,957	41,817
Consumer loans:
Residential mortgages	18,341	16,838
Home equity mortgages	389	370
Credit cards	199	213
Other consumer(3)	101	142
Total consumer	19,030	17,563
Total loans	$58,987	$59,380

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
(3)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $15 million and $20 million at December 31, 2023 and 2022, respectively. See Note 17, "Fair Value Option," for further details.
We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5 percent of total equity at either December 31, 2023 or 2022.
Net deferred origination costs totaled $17 million and $14 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, we had a net unamortized discount on our loans of $13 million and $10 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at December 31, 2023 and 2022. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At December 31, 2023
Commercial loans:
Real estate, including construction	$—	$206	$206	$6,881	$7,087
Business and corporate banking	1	3	4	15,720	15,724
Global banking	—	1	1	10,724	10,725
Other commercial	350	—	350	6,071	6,421
Total commercial	351	210	561	39,396	39,957
Consumer loans:
Residential mortgages	174	91	265	18,076	18,341
Home equity mortgages	12	3	15	374	389
Credit cards	3	3	6	193	199
Other consumer	3	2	5	96	101
Total consumer	192	99	291	18,739	19,030
Total loans	$543	$309	$852	$58,135	$58,987
At December 31, 2022
Commercial loans:
Real estate, including construction	$27	$1	$28	$7,935	$7,963
Business and corporate banking	13	23	36	16,039	16,075
Global banking	—	8	8	10,570	10,578
Other commercial	464	—	464	6,737	7,201
Total commercial	504	32	536	41,281	41,817
Consumer loans:
Residential mortgages	180	105	285	16,553	16,838
Home equity mortgages	2	3	5	365	370
Credit cards	2	2	4	209	213
Other consumer	2	1	3	139	142
Total consumer	186	111	297	17,266	17,563
Total loans	$690	$143	$833	$58,547	$59,380

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Contractual Maturities  Contractual maturities of loans outstanding at December 31, 2023 were as follows:

	2024	2025 - 2028	2029 - 2038	Thereafter	Total
	(in millions)
Commercial loans:
Real estate, including construction	$2,883	$4,040	$164	$—	$7,087
Business and corporate banking	6,398	8,963	363	—	15,724
Global banking	4,364	6,113	248	—	10,725
Other commercial	2,612	3,661	148	—	6,421
Consumer loans:
Residential mortgages	57	129	474	17,681	18,341
Home equity mortgages(1)	145	196	39	9	389
Credit cards(2)	—	199	—	—	199
Other consumer	73	27	1	—	101
Total	$16,532	$23,328	$1,437	$17,690	$58,987

(1)Home equity mortgage maturities reflect estimates based on historical payment patterns.
(2)As credit card receivables do not have stated maturities, the table reflects an average estimate based on historical payment patterns.
As a substantial portion of consumer loans, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections. The following table summarizes loans outstanding at December 31, 2023 due after one year by repricing characteristic:

December 31, 2023	Receivables at Predetermined Interest Rates	Receivables at Floating or Adjustable Rates	Total Loans Due After One Year
	(in millions)
Commercial loans:
Real estate, including construction	$141	$4,063	$4,204
Business and corporate banking	312	9,014	9,326
Global banking	213	6,148	6,361
Other commercial	128	3,681	3,809
Consumer loans:
Residential mortgages	5,471	12,813	18,284
Home equity mortgages	14	230	244
Credit cards	—	199	199
Other consumer	—	28	28
Total	$6,279	$36,176	$42,455

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At December 31, 2023
Commercial loans:
Real estate, including construction	$229	$—	$40
Business and corporate banking	143	1	29
Global banking	49	—	48
Other commercial	3	—	2
Total commercial	424	1	119
Consumer loans:
Residential mortgages(1)(2)(3)	172	—	81
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	3	—
Other consumer	—	2	—
Total consumer	178	5	86
Total nonperforming loans	$602	$6	$205
At December 31, 2022
Commercial loans:
Real estate, including construction	$45	$—	$43
Business and corporate banking	116	1	62
Global banking	54	—	40
Total commercial	215	1	145
Consumer loans:
Residential mortgages(1)(2)(3)	213	—	79
Home equity mortgages(1)(2)	7	—	5
Credit cards	—	2	—
Other consumer	—	1	—
Total consumer	220	3	84
Total nonperforming loans	$435	$4	$229

(1)At December 31, 2023 and 2022, nonaccrual consumer mortgage loans include $108 million and $109 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled $5 million, $10 million and $34 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180

HSBC USA Inc.
days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At December 31, 2023 and 2022, we had collateral-dependent residential mortgage loans totaling $278 million and $249 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At December 31, 2023 and 2022, we had collateral-dependent commercial loans totaling $618 million and $130 million, respectively.
Loan Modifications In conjunction with our loss mitigation activities, we modify certain loans to borrowers experiencing financial difficulty. Modifications may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the term, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. As a result of adopting new accounting guidance in 2023, beginning January 1, 2023, new loan modifications are no longer required to be evaluated to determine if they should be separately identified and accounted for as TDR Loans. See under the heading "TDR Loans prior to 2023" below for additional information.
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
The following table presents information about loan payment modifications made to borrowers experiencing financial difficulty during 2023 by type of modification, including the period-end carrying value and as a percentage of total loans:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Year Ended December 31, 2023
Commercial loans:
Real estate, including construction	$—	$—	$168	$—	$168	2.4%
Business and corporate banking(2)	—	—	211	187	398	2.5
Global banking	21	—	29	—	50	.5
Total commercial	21	—	408	187	616	1.5
Consumer loans:
Residential mortgages(3)	—	—	10	2	12	.1
Total consumer	—	—	10	2	12	.1
Total	$21	$—	$418	$189	$628	1.1

(1)Represents loans with more than one type of payment modification during the period.
(2)Not included in the table during 2023 was a $32 million corporate banking loan that was provided with a term extension and was subsequently charged-off within the same quarter.
(3)During 2023, the carrying value of consumer mortgage loans with a payment modification included loans that were recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
At December 31, 2023, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the year ended December 31, 2023 totaled $85 million.

HSBC USA Inc.
The following table summarizes the financial effect of loan payment modifications made to borrowers experiencing financial difficulty during 2023 by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Year Ended December 31, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.3
Business and corporate banking	.5	2	1.5
Global banking	—	—	1.6
Consumer loans:
Residential mortgages	3.9	—	1.7
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
The following table presents loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent during 2023 by type of modification:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total
	(in millions)
Year Ended December 31, 2023
Commercial loans:
Real estate, including construction	$—	$—	$166	$—	$166
Total commercial	$—	$—	$166	$—	$166

(1)Represents loans with more than one type of payment modification during the period.
During 2023, there were no consumer loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.
The following table presents the past due status of loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months at December 31, 2023:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At December 31, 2023
Commercial loans:
Real estate, including construction	$—	$166	$2	$168
Business and corporate banking(2)	—	—	398	398
Global banking	—	—	50	50
Total commercial	—	166	450	616
Consumer loans:
Residential mortgages	—	—	12	12
Total consumer	—	—	12	12
Total loans	$—	$166	$462	$628

(1)Loans less than 30 days past due are presented as current.
(2)Not included in the table at December 31, 2023 was a $32 million corporate banking loan that was provided with a term extension and was subsequently charged-off within the same quarter.
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
Once a consumer loan was classified as a TDR Loan, it continued to be reported as such until it was paid off or charged-off. For commercial loans, if subsequent performance was in accordance with the new terms and the loan was upgraded, the loan may have no longer been reported as a TDR Loan at the earliest one year after the restructuring. During 2022 and 2021, there were no commercial loans that met these criteria and were removed from TDR Loan classification.
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

HSBC USA Inc.
The following table presents information about loans which were modified during 2022 and 2021 and as a result of this action became classified as TDR Loans:

Year Ended December 31,	2022	2021
	(in millions)
Commercial loans:
Business and corporate banking	$439	$11
Global banking	3	15
Total commercial	442	26
Consumer loans:
Residential mortgages	20	36
Home equity mortgages	2	1
Credit cards	4	2
Total consumer	26	39
Total	$468	$65
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during 2022 and 2021 was 0.25 percent and 2.08 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the years ended December 31, 2022 and 2021:

Year Ended December 31,	2022	2021
	(in millions)
Consumer loans:
Residential mortgages	$—	$5
Total consumer	$—	$5
During the years ended December 31, 2022 and 2021, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of December 31, 2023 and 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Special mention	$—	$40	$—	$104	$92	$42	$3	$3	$284
Substandard	2	—	—	1	—	821	—	—	824
Doubtful	—	—	—	—	—	166	18	—	184
Total real estate, including construction	2	40	—	105	92	1,029	21	3	1,292
Business and corporate banking:
Special mention	38	103	12	4	20	126	296	8	607
Substandard	31	22	—	27	—	156	746	1	983
Doubtful	—	—	36	—	—	9	71	—	116
Total business and corporate banking	69	125	48	31	20	291	1,113	9	1,706
Global banking:
Special mention	—	—	—	—	—	45	62	—	107
Substandard	—	14	—	—	—	114	73	—	201
Doubtful	—	187	—	—	14	—	1	—	202
Total global banking	—	201	—	—	14	159	136	—	510
Other commercial:
Special mention	6	—	—	—	—	—	—	—	6
Substandard	38	—	—	—	—	—	—	—	38
Doubtful	—	—	—	—	—	—	3	—	3
Total other commercial	44	—	—	—	—	—	3	—	47
Total commercial	$115	$366	$48	$136	$126	$1,479	$1,273	$12	$3,555
Total commercial:
Special mention	$44	$143	$12	$108	$112	$213	$361	$11	$1,004
Substandard	71	36	—	28	—	1,091	819	1	2,046
Doubtful	—	187	36	—	14	175	93	—	505
Total commercial	$115	$366	$48	$136	$126	$1,479	$1,273	$12	$3,555

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Special mention	$204	$—	$22	$212	$27	$19	$63	$3	$550
Substandard	1	—	48	64	677	891	19	—	1,700
Total real estate, including construction	205	—	70	276	704	910	82	3	2,250
Business and corporate banking:
Special mention	1	—	16	1	34	116	182	—	350
Substandard	3	43	26	1	10	138	548	1	770
Doubtful	—	—	9	—	15	—	24	4	52
Total business and corporate banking	4	43	51	2	59	254	754	5	1,172
Global banking:
Special mention	—	—	—	—	—	8	182	—	190
Substandard	232	—	—	16	—	2	186	—	436
Doubtful	—	—	—	—	—	—	15	—	15
Total global banking	232	—	—	16	—	10	383	—	641
Other commercial:
Substandard	—	—	—	—	—	—	7	—	7
Doubtful	31	—	—	—	—	—	7	—	38
Total other commercial	31	—	—	—	—	—	14	—	45
Total commercial	$472	$43	$121	$294	$763	$1,174	$1,233	$8	$4,108
Total commercial:
Special mention	$205	$—	$38	$213	$61	$143	$427	$3	$1,090
Substandard	236	43	74	81	687	1,031	760	1	2,913
Doubtful	31	—	9	—	15	—	46	4	105
Total commercial	$472	$43	$121	$294	$763	$1,174	$1,233	$8	$4,108

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of December 31, 2023 and 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Performing loans	$920	$1,286	$1,019	$355	$1,014	$2,242	$19	$3	$6,858
Nonaccrual loans	—	—	—	—	40	167	22	—	229
Total real estate, including construction	920	1,286	1,019	355	1,054	2,409	41	3	7,087
Business and corporate banking:
Performing loans	1,270	1,113	1,074	231	561	4,215	6,851	265	15,580
Nonaccrual loans	—	35	—	—	—	38	70	—	143
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	1,270	1,148	1,074	231	561	4,253	6,922	265	15,724
Global banking:
Performing loans	2,255	1,153	844	151	321	3,561	2,341	50	10,676
Nonaccrual loans	—	—	—	—	—	39	10	—	49
Total global banking	2,255	1,153	844	151	321	3,600	2,351	50	10,725
Other commercial:
Performing loans	211	281	313	651	418	804	3,740	—	6,418
Nonaccrual loans	—	—	—	—	—	3	—	—	3
Total other commercial	211	281	313	651	418	807	3,740	—	6,421
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Total commercial:
Performing loans	$4,656	$3,833	$3,250	$1,388	$2,314	$10,822	$12,951	$318	$39,532
Nonaccrual loans	—	35	—	—	40	247	102	—	424
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Performing loans	$1,315	$854	$520	$1,671	$1,803	$1,710	$42	$3	$7,918
Nonaccrual loans	—	—	—	43	—	2	—	—	45
Total real estate, including construction	1,315	854	520	1,714	1,803	1,712	42	3	7,963
Business and corporate banking:
Performing loans	1,107	828	443	815	292	4,995	7,275	203	15,958
Nonaccrual loans	9	—	32	—	16	24	31	4	116
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	1,116	828	475	815	308	5,019	7,307	207	16,075
Global banking:
Performing loans	2,026	449	212	177	114	4,122	3,424	—	10,524
Nonaccrual loans	8	—	—	—	—	30	16	—	54
Total global banking	2,034	449	212	177	114	4,152	3,440	—	10,578
Other commercial:
Performing loans	283	354	607	403	86	1,114	4,354	—	7,201
Total other commercial	283	354	607	403	86	1,114	4,354	—	7,201
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817
Total commercial:
Performing loans	$4,731	$2,485	$1,782	$3,066	$2,295	$11,941	$15,095	$206	$41,601
Nonaccrual loans	17	—	32	43	16	56	47	4	215
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of December 31, 2023 and 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Investment grade	$327	$100	$24	$187	$162	$939	$1	$—	$1,740
Non-investment grade	593	1,186	995	168	892	1,470	40	3	5,347
Total real estate, including construction	920	1,286	1,019	355	1,054	2,409	41	3	7,087
Business and corporate banking:
Investment grade	732	304	543	95	261	1,977	3,311	54	7,277
Non-investment grade	538	844	531	136	300	2,276	3,611	211	8,447
Total business and corporate banking	1,270	1,148	1,074	231	561	4,253	6,922	265	15,724
Global banking:
Investment grade	1,947	1,109	651	149	307	2,842	2,140	—	9,145
Non-investment grade	308	44	193	2	14	758	211	50	1,580
Total global banking	2,255	1,153	844	151	321	3,600	2,351	50	10,725
Other commercial:
Investment grade	211	192	43	376	298	564	3,143	—	4,827
Non-investment grade	—	89	270	275	120	243	597	—	1,594
Total other commercial	211	281	313	651	418	807	3,740	—	6,421
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Total commercial:
Investment grade	$3,217	$1,705	$1,261	$807	$1,028	$6,322	$8,595	$54	$22,989
Non-investment grade	1,439	2,163	1,989	581	1,326	4,747	4,459	264	16,968
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2022
	(in millions)
Real estate, including construction:
Investment grade	$80	$45	$305	$178	$783	$278	$—	$—	$1,669
Non-investment grade	1,235	809	215	1,536	1,020	1,434	42	3	6,294
Total real estate, including construction	1,315	854	520	1,714	1,803	1,712	42	3	7,963
Business and corporate banking:
Investment grade	491	484	122	444	71	2,758	3,657	21	8,048
Non-investment grade	625	344	353	371	237	2,261	3,650	186	8,027
Total business and corporate banking	1,116	828	475	815	308	5,019	7,307	207	16,075
Global banking:
Investment grade	1,814	449	212	146	84	2,911	3,006	—	8,622
Non-investment grade	220	—	—	31	30	1,241	434	—	1,956
Total global banking	2,034	449	212	177	114	4,152	3,440	—	10,578
Other commercial:
Investment grade	267	77	518	81	74	935	4,110	—	6,062
Non-investment grade	16	277	89	322	12	179	244	—	1,139
Total other commercial	283	354	607	403	86	1,114	4,354	—	7,201
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817
Total commercial:
Investment grade	$2,652	$1,055	$1,157	$849	$1,012	$6,882	$10,773	$21	$24,401
Non-investment grade	2,096	1,430	657	2,260	1,299	5,115	4,370	189	17,416
Total commercial	$4,748	$2,485	$1,814	$3,109	$2,311	$11,997	$15,143	$210	$41,817
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination, during 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Business and corporate banking	$—	$—	$17	$—	$—	$11	$20	$—	$48
Total commercial	$—	$—	$17	$—	$—	$11	$20	$—	$48

HSBC USA Inc.
Consumer Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of December 31, 2023 and 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Dec. 31, 2023
	(in millions)
Residential mortgages(1)(2)	$—	$2	$6	$6	$1	$100	$—	$115
Home equity mortgages(1)(2)	—	—	—	—	—	4	—	4
Credit cards	—	—	—	—	—	—	4	4
Other consumer	—	—	—	—	—	2	—	2
Total consumer	$—	$2	$6	$6	$1	$106	$4	$125

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Dec. 31, 2022
	(in millions)
Residential mortgages(1)(2)	$6	$4	$8	$16	$10	$97	$—	$141
Home equity mortgages(1)(2)	—	—	—	—	—	3	—	3
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—	—	2	1	3
Total consumer	$6	$4	$8	$16	$10	$102	$4	$150

(1)At December 31, 2023 and 2022, consumer mortgage loan delinquency includes $61 million and $60 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At both December 31, 2023 and 2022, consumer mortgage loans include $21 million of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of December 31, 2023 and 2022:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Dec. 31, 2023
	(in millions)
Residential mortgages:
Performing loans	$2,646	$2,753	$4,096	$2,761	$1,236	$4,677	$—	$18,169
Nonaccrual loans	—	11	11	9	8	133	—	172
Total residential mortgages	2,646	2,764	4,107	2,770	1,244	4,810	—	18,341
Home equity mortgages:
Performing loans	80	69	11	22	25	176	—	383
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	80	69	11	22	25	182	—	389
Credit cards:
Performing loans	—	—	—	—	—	—	196	196
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	199	199
Other consumer:
Performing loans	—	8	7	7	3	67	7	99
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	—	2
Total other consumer	—	8	7	7	3	69	7	101
Total consumer	$2,726	$2,841	$4,125	$2,799	$1,272	$5,061	$206	$19,030
Total consumer:
Performing loans	$2,726	$2,830	$4,114	$2,790	$1,264	$4,920	$203	$18,847
Nonaccrual loans	—	11	11	9	8	139	—	178
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	3	5
Total consumer	$2,726	$2,841	$4,125	$2,799	$1,272	$5,061	$206	$19,030

HSBC USA Inc.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total at Dec. 31, 2022
	(in millions)
Residential mortgages:
Performing loans	$2,885	$4,272	$2,936	$1,300	$729	$4,503	$—	$16,625
Nonaccrual loans	2	8	13	23	22	145	—	213
Total residential mortgages	2,887	4,280	2,949	1,323	751	4,648	—	16,838
Home equity mortgages:
Performing loans	74	12	24	32	13	208	—	363
Nonaccrual loans	—	—	—	—	—	7	—	7
Total home equity mortgages	74	12	24	32	13	215	—	370
Credit cards:
Performing loans	—	—	—	—	—	—	211	211
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	213	213
Other consumer:
Performing loans	14	10	9	6	—	91	11	141
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	1
Total other consumer	14	10	9	6	—	91	12	142
Total consumer	$2,975	$4,302	$2,982	$1,361	$764	$4,954	$225	$17,563
Total consumer:
Performing loans	$2,973	$4,294	$2,969	$1,338	$742	$4,802	$222	$17,340
Nonaccrual loans	2	8	13	23	22	152	—	220
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total consumer	$2,975	$4,302	$2,982	$1,361	$764	$4,954	$225	$17,563
Gross Charge-offs  The following table summarizes gross charge-off dollars in our consumer loan portfolio, disaggregated by year of origination, during 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Residential mortgages	$—	$—	$—	$—	$—	$4	$—	$4
Home equity mortgages	—	—	—	—	—	1	—	1
Credit cards	—	—	—	—	—	—	8	8
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$—	$—	$—	$—	$—	$6	$8	$14
Concentration of Credit Risk  At December 31, 2023 and 2022, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $4,392 million and $4,063 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.
8.    Allowance for Credit Losses

Description of Economic Scenarios at December 31, 2023 and Other Changes During the Year Ended December 31, 2023 Although economic conditions improved during 2023 driven by better than expected economic growth, economic uncertainty remains due to elevated interest rates, inflation levels and the expectation for slowing economic growth. We updated our Consensus Economic Scenarios and our Alternative Downside Scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at December 31, 2023. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, lower equal weights placed on the Upside and Downside scenarios and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at December 31, 2023. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL.
In the Central scenario, U.S. Gross Domestic Product ("GDP") growth is slower in 2024 compared to 2023, under the assumption that diminishing excess household savings and the lagged effects of higher interest rates constrain expenditure. With modest economic growth, the unemployment rate increases slightly, but remains near historic lows, while residential housing prices grow modestly driven by a low inventory of existing homes for sale. In the financial markets, growth in financial asset prices remains modest while the FRB's policy rate remains elevated with a gradual drop in 2024 and 2025.
In the Upside scenario, the economy is assumed to grow at a faster pace than in the Central scenario as inflation wanes. As a result, the unemployment rate falls and remains lower than in the Central scenario, while both residential housing and commercial real estate prices are higher than in the Central scenario. In this scenario, the equity price index climbs with strong momentum and overall optimism fueled by easing inflation allows the FRB to normalize its policy rate slightly faster than currently anticipated, which, combined with lower inflation expectations, drive the 10-year U.S. Treasury yield lower than in the Central scenario.
In the Downside scenario, inflation re-accelerates and the economy enters into a mild recession, with the unemployment rate increasing and remaining at a higher level, while residential housing and commercial real estate prices undergo sharp correction due to weakness in the labor market and rising inflation. In this scenario, the FRB raises its policy rate initially to tackle inflation and the equity price index goes through a substantial correction by the third quarter of 2025 driven by an overall erosion of consumer and business sentiments, which eventually results in lower interest rates than in the Central scenario.
In the Alternative Downside scenario, geopolitical tensions escalate significantly and more severe inflationary pressures accompanied by tighter monetary policy lead the U.S. economy into a deep recession in 2024, followed by a very anemic recovery starting in 2025. An extended period of economic contraction keeps the unemployment rate at an elevated level, which pressures residential housing prices to depreciate substantially, while at the same time, contracting corporate activities and rising unemployment pushes the commercial real estate market into a downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year, widening corporate credit spreads substantially, and flight to safe haven assets pushes the 10-year U.S. Treasury yield lower.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at December 31, 2023 and 2022:

	For the Quarter Ended
	June 30, 2024	December 31, 2024
Unemployment rate (quarterly average):
Forecast at December 31, 2023	4.3%	4.3%
Forecast at December 31, 2022	4.5	4.4
GDP growth rate (year-over-year):
Forecast at December 31, 2023	1.2	1.1
Forecast at December 31, 2022	1.4	1.9
As part of our updates to the economic scenarios, during 2023, we also decreased our commercial allowance for credit losses for risk associated with large loan exposures.
In addition to the updates to the economic scenarios, during 2023, we increased our commercial allowance for credit losses associated with individually assessed loans due to downgrades. During 2023, we also increased the management judgment allowance on our commercial loan portfolio for risk factors associated with higher risk industry exposures that are not fully captured in the models.

HSBC USA Inc.
While we believe that the assumptions used in our credit loss models are reasonable within the parameters for which the models have been built and calibrated to operate, inflation and elevated interest rates have resulted in a macroeconomic environment that is outside the parameters for which the models have been built. As a result, adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure an appropriate lifetime ECL estimate.
The impacts of elevated interest rates, inflation levels and the expectation for slowing economic growth will continue to impact our business and our allowance for credit losses in future periods, the extent of which remains uncertain. We will continue to monitor these situations closely and will continue to adapt our approach as necessary to reflect management's current view of forecasted economic conditions.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

At December 31,	2023	2022
	(in millions)
Allowance for credit losses:
Loans	$591	$584
Securities held-to-maturity(1)	—	—
Other financial assets measured at amortized cost(2)	—	—
Securities available-for-sale(1)	—	—
Total allowance for credit losses	$591	$584

Liability for off-balance sheet credit exposures	$111	$117

(1)See Note 6, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the years ended December 31, 2023, 2022 and 2021:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Year Ended December 31, 2023
Allowance for credit losses – beginning of period	$200	$230	$120	$1	$11	$2	$16	$4	$584
Provision charged (credited) to income	(56)	111	7	—	(19)	4	4	—	51
Charge-offs	—	(48)	—	—	(4)	(1)	(8)	(1)	(62)
Recoveries	—	9	—	—	3	2	4	—	18
Net (charge-offs) recoveries	—	(39)	—	—	(1)	1	(4)	(1)	(44)
Allowance for credit losses – end of period	$144	$302	$127	$1	$(9)	$7	$16	$3	$591

Year Ended December 31, 2022
Allowance for credit losses – beginning of period	$73	$243	$100	$4	$8	$5	$14	$—	$447
Provision charged (credited) to income	129	(8)	29	(3)	—	(6)	(2)	4	143
Charge-offs	(3)	(9)	(9)	—	(2)	(1)	(1)	(1)	(26)
Recoveries	1	4	—	—	5	4	5	1	20
Net (charge-offs) recoveries	(2)	(5)	(9)	—	3	3	4	—	(6)
Allowance for credit losses – end of period	$200	$230	$120	$1	$11	$2	$16	$4	$584

HSBC USA Inc.

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Year Ended December 31, 2021
Allowance for credit losses – beginning of period	$145	$375	$287	$7	$(9)	$22	$161	$27	$1,015
Provision charged (credited) to income(1)	(72)	(107)	(174)	(3)	21	(18)	(66)	(18)	(437)
Charge-offs(1)	—	(29)	(13)	—	(19)	(5)	(89)	(10)	(165)
Recoveries	—	4	—	—	15	6	8	1	34
Net (charge-offs) recoveries	—	(25)	(13)	—	(4)	1	(81)	(9)	$(131)
Allowance for credit losses – end of period	$73	$243	$100	$4	$8	$5	$14	$—	$447

(1)For loans that are transferred to held for sale, the existing allowance for credit losses at the time of transfer is recognized as a charge-off to the extent fair value is less than amortized cost and attributable to credit. Any remaining allowance for credit losses is released to the provision for credit losses.
During the second quarter of 2021, we made the decision to exit our mass market retail banking business which resulted in the transfer of certain loans to held for sale. As a result of transferring these loans to held for sale, we recognized $56 million of the existing allowance for credit losses on consumer loans as charge-offs, primarily related to non-performing credit cards, and released $100 million of the existing allowance for credit losses on consumer loans as reductions to the provision for credit losses, primarily related to credit cards. The existing commercial allowance for credit losses on the retail business banking loan portfolio transferred to held for sale was not material. See Note 4, "Sale of Certain Branch Assets and Liabilities." During the fourth quarter of 2021, a portfolio of Premier credit cards was transferred back to held for investment which resulted in increases to the allowance for credit losses and provision for credit losses of $14 million.
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
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the years ended December 31, 2023, 2022 and 2021:

Year Ended December 31,	2023	2022	2021
	(in millions)
Balance at beginning of period	$117	$103	$237
Provision charged (credited) to income	(6)	14	(134)
Balance at end of period	$111	$117	$103
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

At December 31,	2023	2022
	(in millions)
Accrued interest receivables:
Loans	$259	$227
Securities held-to-maturity	57	20
Other financial assets measured at amortized cost	19	11
Securities available-for-sale	87	82
Total accrued interest receivables	422	340
Allowance for credit losses	—	—
Accrued interest receivables, net	$422	$340
During 2023, 2022 and 2021, we charged-off accrued interest receivables by reversing interest income for loans of $14 million, $3 million and $5 million, respectively.

HSBC USA Inc.
9. Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2023	2022
	(in millions)
Commercial loans:
Global banking	$339	$349
Total commercial	339	349
Consumer loans:
Residential mortgages	—	5
Total consumer	—	5
Total loans held for sale	$339	$354
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $250 million and $237 million at December 31, 2023 and 2022, respectively. See Note 17, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $89 million and $112 million at December 31, 2023 and 2022, respectively. During 2023, 2022 and 2021, we recorded $2 million, $8 million and $7 million, respectively, of lower of amortized cost or fair value adjustments associated with the write-down of these commercial loans held for sale as a component of other income (loss) in the consolidated statement of income.
During the fourth quarter of 2023, we sold a portfolio of commercial real estate loans to a third-party sponsored asset-backed financing entity with a carrying value of $439 million at the time of sale and recognized an immaterial loss on sale, including transaction costs. These commercial real estate loans were transferred to held for sale during the second quarter of 2023 as part of an effort to reduce exposure to this sector. Prior to the sale, during 2023, we recorded $30 million of lower of amortized cost or fair value adjustments associated with the write-down of these commercial loans held for sale as a component of other income (loss) in the consolidated statement of income. In connection with the sale, we provided a loan to the third-party buyer sponsored asset-backed financing entity for a portion of the purchase price. See Note 27, "Variable Interest Entities," for additional information.
In addition, during the first quarter of 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain retail business banking loans with a carrying value at the time of sale of $37 million. See Note 4, "Sale of Certain Branch Assets and Liabilities," for additional information.
During 2022, we also sold certain global banking loans and unfunded commitments to third parties in order to reduce risk-weighted assets as part of our Restructuring Plan. These global banking loans had a carrying value at the time of sale of $44 million and we recognized losses on sale of $21 million. The losses are reflected as a component of other income (loss) in the consolidated statement of income.
Consumer Loans Included in residential mortgage loans held for sale are agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income.
In addition, as discussed above, during the first quarter of 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain consumer loans with a carrying value at the time of sale which collectively totaled $2,102 million, including $1,665 million of residential mortgages, $185 million of home equity mortgages, $168 million of credit cards and $84 million of other consumer loans. See Note 4, "Sale of Certain Branch Assets and Liabilities," for additional information.
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

HSBC USA Inc.
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
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans which are originated and held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was nil during 2023 compared with a gain of $7 million and a loss of $2 million during 2022 and 2021, respectively.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was $2 million and nil at December 31, 2023 and 2022, respectively. The valuation allowance on consumer loans held for sale was nil at both December 31, 2023 and 2022.

10. Properties and Equipment, Net

Properties and equipment, net is summarized in the following table:

At December 31,	2023	2022
	(in millions)
Land	$2	$2
Buildings and improvements	272	281
Furniture and equipment	60	67
Total	334	350
Accumulated depreciation and amortization	(263)	(282)
Properties and equipment, net	$71	$68
Depreciation and amortization expense totaled $22 million, $13 million and $22 million in 2023, 2022 and 2021, respectively.

11. Goodwill

Goodwill was $458 million at both December 31, 2023 and 2022. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods.
During the fourth quarter of 2023, we completed our annual impairment test of goodwill and determined that the fair value of our Commercial Banking reporting unit significantly exceeded its carrying value, including goodwill.

HSBC USA Inc.
12. Leases

We have entered into operating leases for premises and equipment. The following table summarizes the components of total operating lease costs, net and provides supplemental cash flow information related to leases:

Year Ended December 31,	2023	2022	2021
	(in millions)
Operating lease cost	$42	$49	$87
Variable lease cost	25	33	48
Sublease income(1)	(33)	(39)	(43)
Total operating lease costs, net	$34	$43	$92

Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$71	$79	$129
ROU assets recognized for new operating lease liabilities	337	2	—

(1)We have entered into agreements to sublease certain office space, including agreements to receive rental income from our affiliates. As lessee of the properties, we have entered into agreements with these affiliates to charge them rent based on the office space utilized by their employees during the period. See Note 24, "Related Party Transactions," for further disclosure.
In addition to the operating lease costs reflected in the table above, during 2022 and 2021, we recorded lease impairment charges of $10 million and $63 million, respectively, to write-down the lease ROU assets associated with certain office space and, in 2021 certain branches, that we determined we would exit as part of our Restructuring Plan. See Note 3, "Strategic Initiatives," for further discussion. These impairment charges are reflected in occupancy expense, net in the consolidated statement of income and were reported in the Wealth and Personal Banking and the Corporate Center business segments.
In November 2023, we commenced a new 20-year operating lease to relocate our U.S. headquarters to 66 Hudson Boulevard, New York, New York which resulted in the recognition of a lease ROU asset of $381 million, including prepaid construction costs, and a corresponding operating lease liability of $324 million. The lease contains certain renewal and termination options.
The following table presents information about our operating lease ROU assets and liabilities:

At December 31,	2023	2022
	(dollars are in millions)
Operating lease ROU assets(1)	$495	$139
Operating lease liabilities	488	217
Weighted-average remaining lease term	17.2 years	8.1 years
Weighted-average discount rate	5.1%	3.0%

(1)Reported inclusive of prepaid construction costs, net of level lease adjustments and accumulated impairment losses.
The following table presents a maturity analysis of our operating lease liabilities at December 31, 2023:

Year Ending December 31,
(in millions)
2024	$60
2025	51
2026	42
2027	40
2028	39
Thereafter	559
Total future operating lease payments	791
Less - imputed interest	(303)
Total operating lease liabilities	$488
At December 31, 2023, additional operating leases for premises that have not yet commenced and are not reflected in the table above were not material.

HSBC USA Inc.
13. Deposits

Total deposits were $121,283 million and $123,223 million at December 31, 2023 and 2022, respectively, of which $1,821 million and $1,554 million, respectively, were carried at fair value.
The following table presents the aggregate amount of time deposit accounts in denominations exceeding $250,000 at December 31, 2023 and 2022:

At December 31,	2023	2022
	(in millions)
Domestic deposits	$16,504	$12,877
Foreign deposits	366	423
Total	$16,870	$13,300
The scheduled maturities of all time deposits at December 31, 2023 are summarized in the following table:

	Domestic Deposits	Foreign Deposits	Total
	(in millions)
2024	$17,620	$366	$17,986
2025	599	—	599
2026	1,692	—	1,692
2027	220	—	220
2028	693	—	693
Thereafter	14	—	14
	$20,838	$366	$21,204
Overdraft deposits, which are classified as loans, were approximately $91 million and $205 million at December 31, 2023 and 2022, respectively.
Federal Deposit Insurance Corporation ("FDIC") assessment fees, which are recorded as a component of other expenses in the consolidated statement of income, totaled $322 million, $54 million and $63 million in 2023, 2022 and 2021, respectively.
In November 2023, the FDIC issued a final rule that imposes a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. The special assessment is based on an insured depository institution's estimated uninsured deposits reported as of December 31, 2022 and will be assessed over eight quarterly periods beginning with the first quarter of 2024. The special assessment results in $243 million of additional deposit insurance assessment fees for HUSI, which were accrued in the fourth quarter of 2023. Because the estimated loss to the Deposit Insurance Fund will be periodically adjusted as actual losses are incurred, the FDIC retains the ability to cease collection early or extend the special assessment collection period, as needed.

14.    Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31,
	2023	Rate	2022	Rate
	(dollars are in millions)
Federal funds purchased (day to day)	$3,355	5.49%	$—	—%
Securities sold under repurchase agreements	267	*	—	—
Commercial paper	5,440	6.28	4,818	3.98
Other	852		1,127
Total short-term borrowings	$9,914		$5,945

*The rate on securities sold under repurchase agreements is not meaningful as the denominator used in the calculation reflects the net amount presented in the balance sheet.

HSBC USA Inc.
15. Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates and maturity dates in effect at December 31, 2023 are shown in the below table.

				At December 31,
	Maturity Date Range	Interest Rate Range	Interest Rate Weighted Average	2023	2022
				(in millions)
Issued or acquired by HSBC USA:
Senior debt:
Fixed-rate notes	2024 - 2030	1.12% - 5.63%	3.42%	$9,165	$7,261
Structured notes	2024 - 2045	5.40 - 7.55	6.02	5,977	7,598
Total senior debt				15,142	14,859
Subordinated fixed-rate notes	2097	7.20	7.20	223	222
Mark-to-market adjustment on fair value option debt				374	(334)
Total issued or acquired by HSBC USA				15,739	14,747
Issued by HSBC Bank USA and its subsidiaries:
Senior debt:
Floating-rate notes	2024 - 2040	5.48 - 6.35	5.76	34	30
Structured notes	2024 - 2028	3.04 - 5.71	4.89	441	453
FHLB advances - floating-rate	2036	5.72	5.72	1,000	1,000
Total senior debt				1,475	1,483
Subordinated fixed-rate notes	2034 - 2039	5.63 - 7.00	6.36	1,441	1,441
Mark-to-market adjustment on fair value option debt				6	(80)
Total issued by HSBC Bank USA and its subsidiaries				2,922	2,844
Total long-term debt				$18,661	$17,591
At December 31, 2023 and 2022, we had structured notes totaling $6,790 million and $7,672 million, respectively, and subordinated debt totaling $749 million and $706 million, respectively, for which we have elected fair value option accounting and are therefore carried at fair value. See Note 17, "Fair Value Option," for further details.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At both December 31, 2023 and 2022, borrowings from the FHLB facility totaled $1,000 million which is included in long-term debt. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $24,524 million at December 31, 2023.
Maturities of long-term debt at December 31, 2023 were as follows:

(in millions)
2024	$4,710
2025	6,329
2026	1,124
2027	894
2028	1,225
Thereafter	4,379
Total	$18,661

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

HSBC USA Inc.

	December 31, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
Interest rate contracts - bilateral OTC(2)	$—	$83	$42	$12
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	—	56	—	70
Interest rate contracts - bilateral OTC(2)	—	1	—	4
Total derivatives accounted for as hedges	—	140	42	86
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	7	16	8	7
OTC-cleared(2)	70	—	42	—
Bilateral OTC(2)	1,178	946	1,764	1,364
Interest rate contracts	1,255	962	1,814	1,371
Foreign exchange contracts - bilateral OTC(2)	13,606	13,479	15,744	15,440
Exchange-traded(2)	7	—	—	4
Bilateral OTC(2)	413	1,080	630	266
Equity contracts	420	1,080	630	270
Exchange-traded(2)	3	—	—	1
Bilateral OTC(2)	1,150	1,033	1,201	1,254
Precious metals contracts	1,153	1,033	1,201	1,255
OTC-cleared(2)	14	—	—	—
Bilateral OTC(2)	81	137	103	45
Credit contracts	95	137	103	45
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	—	76	—	97
Equity contracts - bilateral OTC(2)	621	193	398	657
OTC-cleared(2)	1	1	—	1
Bilateral OTC(2)	13	122	7	60
Credit contracts	14	123	7	61
Other contracts - bilateral OTC(2)(4)	5	40	5	38
Total derivatives	17,169	17,263	19,944	19,320
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	14,110	14,110	15,625	15,625
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	1,760	1,321	2,653	1,529
Net amounts of derivative assets / liabilities presented in the balance sheet	1,299	1,832	1,666	2,166
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	63	273	234	32
Net amounts of derivative assets / liabilities	$1,236	$1,559	$1,432	$2,134

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at December 31, 2023 and 2022, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At December 31, 2023
Securities available-for-sale ("AFS")	$11,112	$(1,320)	$(70)	$(1,390)
Deposits	1,463	(104)	67	(37)
Long-term debt	7,913	(407)	72	(335)
At December 31, 2022
Securities AFS	15,034	(1,633)	246	(1,387)
Deposits	1,446	(150)	96	(54)
Long-term debt	6,506	(605)	111	(494)

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Year Ended December 31, 2023
Interest rate contracts / Securities AFS	Net interest income	$348	$386
Interest rate contracts / Deposits	Net interest income	(22)	(113)
Interest rate contracts / Long-term debt	Net interest income	(15)	(461)
Total		$311	$(188)

Year Ended December 31, 2022
Interest rate contracts / Securities AFS	Net interest income	$2,219	$(1,871)
Interest rate contracts / Deposits	Net interest income	(138)	56
Interest rate contracts / Long-term debt	Net interest income	(527)	378
Total		$1,554	$(1,437)

Year Ended December 31, 2021
Interest rate contracts / Securities AFS	Net interest income	$129	$(29)
Interest rate contracts / Deposits	Net interest income	(49)	(6)
Interest rate contracts / Long-term debt	Net interest income	(30)	(14)
Total		$50	$(49)
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
At December 31, 2023, active cash flow hedge relationships extend or mature through July 2036. During 2023, $174 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $43 million and gains of $13 million during 2022 and 2021, respectively. During the next twelve months, we expect to amortize $47 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives			Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2023	2022	2021		2023	2022	2021
	(in millions)
Year Ended December 31,
Foreign exchange contracts	$1	$—	$(1)	Net interest income	$—	$—	$—
Interest rate contracts	4	(385)	(64)	Net interest income	(174)	(43)	13
Total	$5	$(385)	$(65)		$(174)	$(43)	$13

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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2023	2022	2021
		(in millions)
Interest rate contracts	Trading revenue	$(111)	$315	$(11)
Foreign exchange contracts	Trading revenue	316	212	274
Equity contracts	Trading revenue	(1,760)	2,581	(2,432)
Precious metals contracts	Trading revenue	223	271	145
Credit contracts	Trading revenue	30	130	83
Total		$(1,302)	$3,509	$(1,941)

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2023	2022	2021
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(11)	$(321)	$(61)
Interest rate contracts	Other income (loss)	—	7	(2)
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	1	—
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	942	(1,132)	1,139
Credit contracts	Other income (loss)	(61)	(12)	(19)
Other contracts(1)	Other income (loss)	(44)	(36)	(2)
Total		$826	$(1,493)	$1,055

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at December 31, 2023 was $169 million, for which we had posted collateral of $90 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2022 was $236 million, for which we had posted collateral of $100 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 28, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$49

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

At December 31,	2023	2022
	(in millions)
Interest rate:
Futures and forwards	$5,143	$30,764
Swaps	114,947	120,560
Options written	1,260	5,855
Options purchased	1,352	5,740
Total interest rate	122,702	162,919
Foreign exchange:
Swaps, futures and forwards	1,005,683	968,847
Options written	30,755	39,969
Options purchased	30,898	40,026
Spot	29,631	26,809
Total foreign exchange	1,096,967	1,075,651
Commodities, equities and precious metals:
Swaps, futures and forwards	53,110	58,371
Options written	1,713	1,643
Options purchased	8,464	9,689
Total commodities, equities and precious metals	63,287	69,703
Credit derivatives	16,710	18,547
Other contracts(1)	1,416	1,109
Total	$1,301,082	$1,327,929

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
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. We also previously elected to apply FVO accounting to certain student loans (which were subsequently transferred from held for sale to held for investment during 2022). These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At

HSBC USA Inc.
December 31, 2023 and 2022, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At December 31, 2023
Student loans held for investment	$15	$17	$(2)
Commercial loans held for sale	250	256	(6)
Client share repurchase asset	10	10	—
Fixed rate long-term debt	749	741	8
Hybrid instruments:
Structured deposits	1,821	1,816	5
Structured notes	6,790	6,418	372
Client share repurchase liability	10	10	—
At December 31, 2022
Student loans held for investment	$20	$22	$(2)
Commercial loans held for sale	237	291	(54)
Client share repurchase asset	325	325	—
Fixed rate long-term debt	706	741	(35)
Hybrid instruments:
Structured deposits	1,554	1,520	34
Structured notes	7,672	8,051	(379)
Client share repurchase liability	325	325	—

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the years ended December 31, 2023, 2022 and 2021:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Year Ended December 31, 2023
Interest rate and other components(1)	$—	$3	$(987)	$(984)
Credit risk component(2)	11	—	—	11
Total mark-to-market on financial instruments designated at fair value	11	3	(987)	(973)
Mark-to-market on related derivatives	—	(4)	936	932
Net realized gain (loss) on related long-term debt derivatives	—	(1)	—	(1)
Gain (loss) on instruments designated at fair value and related derivatives	$11	$(2)	$(51)	$(42)

Year Ended December 31, 2022
Interest rate and other components(1)	$—	$197	$1,290	$1,487
Credit risk component(2)(3)	(85)	—	—	(85)
Total mark-to-market on financial instruments designated at fair value	(85)	197	1,290	1,402
Mark-to-market on related derivatives	—	(221)	(1,257)	(1,478)
Net realized gain on related long-term debt derivatives	—	26	—	26
Gain (loss) on instruments designated at fair value and related derivatives	$(85)	$2	$33	$(50)

Year Ended December 31, 2021
Interest rate and other components(1)	$—	$74	$(1,119)	$(1,045)
Credit risk component(2)	2	—	—	2
Total mark-to-market on financial instruments designated at fair value	2	74	(1,119)	(1,043)
Mark-to-market on related derivatives	—	(88)	1,128	1,040
Net realized gain on related long-term debt derivatives	—	38	—	38
Gain (loss) on instruments designated at fair value and related derivatives	$2	$24	$9	$35

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

HSBC USA Inc.
18. Income Taxes

Total income taxes was as follows:

Year Ended December 31,	2023	2022	2021
	(in millions)
Provision for income taxes	$95	$177	$224
Income tax expense (benefit) included in common equity related to:
Unrealized gains (losses) on investment securities	166	(719)	(258)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread	(8)	19	4
Unrealized gains (losses) on derivatives designated as cash flow hedges	43	(84)	(19)
Employer accounting for post-retirement plans	1	2	1
Total income taxes	$297	$(605)	$(48)
The components of the provision for income taxes were as follows:

Year Ended December 31,	2023	2022	2021
	(in millions)
Current:
Federal	$11	$(109)	$(111)
State and local	35	—	(7)
Foreign	(2)	2	2
Total current	44	(107)	(116)
Deferred	51	284	340
Provision for income taxes	$95	$177	$224
The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income and the statutory U.S. Federal income tax rate:

Year Ended December 31,	2023		2022		2021
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$102	21.0%	$152	21.0%	$192	21.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	21	4.3	30	4.1	31	3.4
Adjustment of State tax rate used to value deferred taxes	(8)	(1.6)	(16)	(2.2)	(6)	(.7)
Non-deductible FDIC assessment fees	17	3.5	11	1.5	13	1.4
Other non-deductible / non-taxable items	(3)	(.6)	11	1.5	3	.3
Items affecting prior periods(1)	(3)	(.6)	11	1.5	—	—
Low income housing and other tax credit investments	(30)	(6.2)	(22)	(3.0)	(15)	(1.7)
Other	(1)	(.3)	—	—	6	.9
Provision for income taxes	$95	19.5%	$177	24.4%	$224	24.6%

(1)For 2022, the amount primarily relates to changes in estimates as a result of filing the 2021 Federal and State income tax returns.

HSBC USA Inc.
The components of the net deferred tax asset are presented in the following table:

At December 31,	2023	2022
	(in millions)
Deferred tax assets:
Allowance for credit losses	$175	$172
Unrealized losses on cash flow hedges	86	129
Accrued expenses	127	66
Interests in real estate mortgage investment conduits(1)	104	109
Unrealized losses on investment securities	574	740
Capitalized costs(2)	299	310
Lease liabilities	123	55
Other	154	172
Total deferred tax assets	1,642	1,753
Deferred tax liabilities:
Lease ROU assets	109	34
Amortization of intangible assets	24	23
Fair value adjustments	28	32
Other	29	51
Total deferred tax liabilities	190	140
Net deferred tax asset	$1,452	$1,613

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
(2)Reflects our tax return election to capitalize certain service costs.
A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	2023	2022	2021
	(in millions)
Balance at January 1,	$25	$26	$20
Additions based on tax positions related to the current year	1	—	—
Additions for tax positions of prior years	—	1	9
Reductions for tax positions of prior years	(3)	(2)	(3)
Balance at December 31,	$23	$25	$26
The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $20 million, $22 million and $22 million at December 31, 2023, 2022 and 2021, respectively. Included in the unrecognized tax benefits are certain items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of State taxes that would be deductible for U.S. Federal tax purposes. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various State and local tax jurisdictions.
It is our policy to recognize accrued interest related to uncertain tax positions in interest expense in the consolidated statement of income and to recognize penalties, if any, related to uncertain tax positions as a component of other expenses in the consolidated statement of income. Accruals for the payment of interest associated with uncertain tax positions totaled $7 million, $6 million and $6 million at December 31, 2023, 2022 and 2021, respectively. Our accrual for the payment of interest associated with uncertain tax positions increased by $1 million during 2023 and was flat during 2022.
Deferred tax assets and liabilities are recognized for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for State net operating losses and for State tax credits. Our net deferred tax assets, including deferred tax liabilities, totaled $1,452 million and $1,613 million at December 31, 2023 and 2022, respectively.

HSBC USA Inc.
See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," for further discussion regarding our accounting policy relating to the evaluation, recognition and measurement of both the HNAH Group's and HSBC USA's deferred tax assets and liabilities. In evaluating the need for a valuation allowance at December 31, 2023, it has been determined that HNAH Group projections of future taxable income from U.S. operations based on objective and verifiable management forecasts provide sufficient and appropriate support for the recognition of our net deferred tax assets.
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
 At December 31, 2023, for State tax purposes, we had apportioned and pre-tax effected net operating loss carryforwards of $32 million which expire as follows: $1 million in 2028 and $31 million in 2030 and beyond.

19. Preferred Stock

HSBC USA preferred stock outstanding was $265 million at both December 31, 2023 and 2022 and included 265 shares of 6.0 percent Non-Cumulative Series I Preferred Stock issued to HSBC North America. Dividends on the Series I Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors semi-annually on the first business day of June and December of each year at the stated rate of 6.0 percent. The Series I Preferred Stock may be redeemed at our option, in whole or in part, at a redemption price equal to $1,000,000 per share, plus an amount equal to any declared and unpaid dividends, but only after receipt of written approval from the FRB.

HSBC USA Inc.
20. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Year Ended December 31,	2023	2022	2021
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(2,270)	$(65)	$750
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $109 million, $(716) million and $(244) million, respectively	353	(2,192)	(774)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $58 million, $(6) million and $(18) million, respectively(1)	185	(20)	(55)
Reversal of provision for credit losses realized in net income, net of tax of nil, less than $(1) million and nil, respectively(2)	—	(1)	—
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $(1) million, $3 million and $4 million, respectively(3)	(2)	8	14
Total other comprehensive income (loss) for period	536	(2,205)	(815)
Balance at end of period	(1,734)	(2,270)	(65)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	86	27	15
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(8) million, $19 million and $4 million, respectively	(25)	59	12
Total other comprehensive income (loss) for period	(25)	59	12
Balance at end of period	61	86	27
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(396)	(138)	(79)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $1 million, $(94) million and $(16) million, respectively	4	(291)	(49)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $42 million, $10 million and $(3) million, respectively(4)	132	33	(10)
Total other comprehensive income (loss) for period	136	(258)	(59)
Balance at end of period	(260)	(396)	(138)
Pension and postretirement benefit liability:
Balance at beginning of period	5	(3)	(7)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million, $2 million and $1 million, respectively	2	8	4
Total other comprehensive income for period	2	8	4
Balance at end of period	7	5	(3)
Total accumulated other comprehensive loss at end of period	$(1,926)	$(2,575)	$(179)

(1)Amount reclassified to net income is included in other securities gains (losses), net in our consolidated statement of income.
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

HSBC USA Inc.
21. Share-Based Plans

Employee Stock Purchase Plans  The HSBC International Employee Share Purchase Plan (the "HSBC ShareMatch Plan") allowed eligible employees to purchase HSBC shares with a maximum monthly contribution of $318 in 2023, $302 in 2022 and $342 in 2021. For every three shares purchased under the HSBC ShareMatch Plan (the "Investment Share") the employee is awarded an additional share at no charge (the "Matching Share"). The Investment Share is fully vested at the time of purchase while the Matching Share vests at the end of three years contingent upon continuing employment with the HSBC Group. Compensation expense related to Employee Stock Purchase Plans was immaterial in 2023, 2022 and 2021, respectively.
Restricted Share Plans  Under the HSBC Group Share Plan, share-based awards have been granted to key employees typically in the form of restricted share units. These shares have been granted subject to either time-based vesting or performance-based vesting, typically over three to five years. Annual awards to employees are generally subject to three-year time-based vesting. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for restricted share awards totaled $19 million, $15 million and $15 million in 2023, 2022 and 2021, respectively. At December 31, 2023, future compensation cost related to grants which have not yet fully vested is approximately $12 million. This amount is expected to be recognized over a weighted-average period of one year.

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

Year Ended December 31,	2023	2022	2021
	(in millions)
Interest cost on projected benefit obligation	$57	$52	$42
Expected return on plan assets	(65)	(56)	(58)
Amortization of net actuarial loss	5	3	—
Administrative costs	3	3	3
Pension (income) expense	$—	$2	$(13)
The assumptions used in determining pension (income) expense of the HSBC North America Pension Plan are as follows:

	2023	2022	2021
Discount rate(1)	5.00% / 4.80% / 5.00% / 5.65%	2.85% / 3.55% / 4.60% / 4.75%	2.45% / 3.10% / 2.70% / 2.80%
Expected long-term rate of return on Plan assets(2)	5.25	4.75	3.50

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
Defined Contribution and Other Supplemental Retirement Plans  Substantially all of our employees participate in a 401(k) plan. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was $19 million, $21 million and $26 million in 2023, 2022 and 2021, respectively.
Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans all of which have been frozen. Total expense recognized for these plans was immaterial in 2023, 2022 and 2021, respectively.
Postretirement Plans Other Than Pensions  Certain employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover all eligible employees who meet certain age and vested

HSBC USA Inc.
service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits. Net periodic postretirement benefit cost was immaterial in 2023, 2022 and 2021, respectively.
Our postretirement benefit plans are funded on a pay-as-you-go basis. The funded status of our postretirement benefit plans was a liability of $23 million and $31 million at December 31, 2023 and 2022, respectively. We currently estimate that we will pay benefits of approximately $3 million relating to our postretirement benefit plans in 2024.
The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2023	2022	2021
Discount rate	4.80%	4.95%	2.70%
Salary increase assumption	3.00	3.00	3.00
For measurement purposes, 7.7 percent (pre-age 65) and, as it relates to the postretirement benefit plans which were not amended to eliminate future health cost increases, 9.0 percent (post-age 65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2023. These rates are assumed to decrease gradually reaching the ultimate rate of 4.5 percent in 2033, and remain at that level thereafter.

23. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the years ended December 31, 2023, 2022 and 2021. Following the table is a description of the various types of fee-based activities and how revenue associated with these activities is recognized.

Year Ended December 31,	2023	2022	2021
	(in millions)
Credit card fees, net	$49	$45	$37
Trust and investment management fees	134	136	108
Other fees and commissions:
Account services	283	275	290
Credit facilities	310	296	320
Other fees	33	48	42
Total other fees and commissions	626	619	652
Servicing and other fees from HSBC affiliates	327	343	321
Insurance(1)	4	4	6
Total fee income from contracts with customers	1,140	1,147	1,124
Other non-fee revenue	512	448	113
Total other revenues(2)	$1,652	$1,595	$1,237

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 25, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net Credit card fees, net includes interchange fees earned from merchants who accept our cards in connection with the purchase of their goods and/or services. These fees are recognized when we satisfy the performance obligation by simultaneously approving a card holder's purchase at the point of sale and remitting payment to the merchant. We recognized interchange fees of $105 million, $104 million and $93 million during the years ended December 31, 2023, 2022 and 2021, respectively. Annual fees on credit cards, net of direct lending costs, are billed upfront and recognized on a straight-line basis over one year. Other credit card fees such as cash advance and over-limit fees are transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. Costs related to our credit card rewards program vary based on multiple factors including card holder activity, card holder reward redemption rates and card holder reward selections. These costs are recorded when the rewards are earned by the customer and are presented as a reduction to credit card fees. Credit card rewards program costs totaled $66 million, $65 million and $67 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Trust and investment management fees Trust and investment management fees include investment management and administration fees which are typically billed as a percentage of the average value of a customer's assets during an agreed payment period or for some contracts, the value of a customer's assets at the end of an agreed payment period and therefore

HSBC USA Inc.
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
Credit facilities Credit facilities fees include fees generated from lending activities that are not included in the direct loan origination fees which are recognized in interest income as an adjustment to yield. This includes fees associated with loan commitments, revolving credit facilities, standby letters of credit, loan syndication and other transaction-based fees. These fees are either billed as a fixed price or as a percentage of the approved lending limit or transaction value. The fee percentage is agreed with the customer upfront. Although the percentage-based fees represent variable consideration, the uncertainty of the variable consideration is resolved by the time the revenue is recognized as the lending limit or transaction value is known on the contract or transaction date. Loan syndication fees received for managing a syndication and other transaction-based fees are recognized and billed at the point in time the transaction occurs, which is when the performance obligation is met. Fees associated with loan commitments, revolving credit facilities and standby letters of credit are billed upfront and recognized on a straight-line basis over the period the service is performed which is when the performance obligation is met (e.g., the commitment period). In the event a loan commitment or standby letter of credit is exercised, the remaining unamortized fee is recognized as an adjustment to yield over the loan term.
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
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 28, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 29, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million at both December 31, 2023 and 2022. We expect to recognize this revenue over a remaining period of one year or less.
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

At December 31,	2023	2022
	(in millions)
Assets:
Cash and due from banks	$133	$313
Interest bearing deposits with banks	90	21
Securities purchased under agreements to resell(1)	406	756
Trading assets	57	20
Loans	2,618	3,557
Other(2)	491	744
Total assets	$3,795	$5,411
Liabilities:
Deposits	$9,110	$11,357
Trading liabilities	321	110
Short-term borrowings	1,014	1,009
Long-term debt	6,511	6,011
Other(2)	331	326
Total liabilities	$17,287	$18,813

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

Year Ended December 31,	2023	2022	2021
	(in millions)
Income (Expense):
Interest income	$223	$116	$26
Interest expense	(501)	(298)	(237)
Net interest expense	(278)	(182)	(211)
Trading revenue (expense)	(3,287)	1,753	(3,182)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	180	190	176
HSBC Markets (USA) Inc. ("HMUS")	81	76	91
Other HSBC affiliates	66	77	54
Total servicing and other fees from HSBC affiliates	327	343	321
Gain (loss) on instruments designated at fair value and related derivatives	936	(1,256)	1,128
Support services from HSBC affiliates:
HTSU	(952)	(1,018)	(1,061)
HMUS	(230)	(191)	(118)
Other HSBC affiliates	(489)	(553)	(441)
Total support services from HSBC affiliates	(1,671)	(1,762)	(1,620)
Rental income from HSBC affiliates(1)	33	39	42
Stock based compensation expense(2)	(19)	(15)	(15)

(1)We receive rental income from our affiliates for certain office space, which is recorded as a component of occupancy expense, net in our consolidated statement of income.
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
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At December 31, 2023 and 2022, long-term debt with affiliates reflected $6.5 billion and $6.0 billion, respectively, of borrowings from HSBC North America. The outstanding balances include:
•$2.0 billion of fixed-rate senior debt which matures in June 2025;
•$2.0 billion of fixed-rate senior debt which matures in September 2025;
•$0.5 billion of fixed-rate senior debt which matures in December 2027;
•$1.5 billion of fixed-rate senior debt which matures in June 2030; and
•$0.5 billion of fixed-rate senior debt which was issued during the fourth quarter of 2023 and matures in December 2028.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either December 31, 2023 or 2022.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.

HSBC USA Inc.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At December 31, 2023 and 2022, we had the following loan balances outstanding with HSBC affiliates:

At December 31,	2023	2022
	(in millions)
HMUS and subsidiaries	$1,318	$2,243
HSBC North America	1,300	1,250
Other short-term affiliate lending	—	64
Total loans	$2,618	$3,557
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $13.3 billion and $12.8 billion at December 31, 2023 and 2022, respectively, of which $1.3 billion and $2.2 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $1.3 billion outstanding at both December 31, 2023 and 2022. The outstanding balance includes $1.0 billion that matures in May 2024 and $300 million that matures in July 2024.
We have extended lines of credit to various other HSBC affiliates totaling $3.9 billion which did not have any outstanding balances at either December 31, 2023 or 2022.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At December 31, 2023 and 2022, there were nil and $64 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $719.6 billion and $789.2 billion at December 31, 2023 and 2022, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $29 million and $24 million at December 31, 2023 and 2022, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
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
Other Transactions with HSBC Affiliates:
At both December 31, 2023 and 2022, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," for additional details.
During 2023, we paid dividends on our common stock of $1.5 billion from retained earnings to HSBC North America. See Note 26, "Retained Earnings and Regulatory Capital Requirements," for additional details.

25. Business Segments

We have distinct businesses, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB") and Global Banking and Markets ("GBM"). These businesses and a Corporate Center ("CC") serve as our reportable segments with the exception of GBM. Our GBM business is comprised of three distinct operating segments: Global Banking ("GB"), Markets and Securities Services ("MSS"), and Global Banking and Markets Other ("GBM Other"), which are separately reported. There have been no changes in the basis of our segmentation as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K").
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

HSBC USA Inc.
During the second quarter of 2023, we implemented a change to our internal management reporting to report net funding charges associated with MSS trading activities within other operating income (expense) to better align with the trading revenue generated by such activities. Historically, these funding charges were reported within net interest income (expense). There was no impact to consolidated net interest income (expense) or other operating income (expense) as these net funding charges are reversed back into net interest income (expense) in the CC. As a result, we have aligned our segment reporting for MSS and CC to reflect this change for all periods presented. The following table summarizes the impact of this change on reported segment net interest income (expense) and other operating income (expense) for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	As Previously Reported	After Reporting Changes	As Previously Reported	After Reporting Changes
	(in millions)
Segment net interest income (expense):
MSS	$(108)	$41	$47	$31
CC	(29)	(178)	(6)	10
Total HUSI Consolidated	2,060	2,060	1,904	1,904

Segment other operating income (expense):
MSS	$567	$418	$318	$334
CC	33	182	3	(13)
Total HUSI Consolidated	1,610	1,610	1,430	1,430
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

HSBC USA Inc.
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
Renewable energy tax credit investments - Under the Group Reporting Basis, the amortization of our investment balance is presented in income tax expense, while under U.S. GAAP, the amortization of our investment balance is presented in other revenues.
Low income housing tax credit investments - Under the Group Reporting Basis, the amortization of our investment balance and associated tax benefits are presented net in other operating income, while under U.S. GAAP, the amortization of our investment balance and associated tax benefits are presented net in income tax expense.
Gain on transfer of precious metals trading client relationships to an affiliate - In September 2023, our MSS business segment entered into an agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc. Under the Group Reporting Basis, a gain on transfer of client relationships is required to be recognized in earnings, regardless of whether the transfer is to a third party or related party. Under U.S. GAAP, when a transfer of client relationships is between affiliates under common control, the gain is reflected as a capital transaction and recorded in common equity as a component of additional paid-in capital.
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
Loans held for sale - As discussed more fully above under "Other Operating Income (Total Other Revenues)," under U.S. GAAP for loans that are transferred to held for sale, the existing allowance for credit losses at the time of transfer is recognized as a charge-off or released to the provision for credit losses. There is no similar requirement under the Group Reporting Basis. In addition, during 2022, we sold certain previously charged-off credit card and other consumer loans which resulted in a $9 million recovery under the Group Reporting Basis. This transaction did not qualify as a sale under U.S. GAAP and, as a result, the recovery is being deferred and amortized over the estimated collection period.
Operating Expenses
Other long-lived assets - A long-lived asset group is tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset group might not be recoverable. Under U.S. GAAP, if the estimated undiscounted cash flows of the long-lived asset group exceed its carrying amount, an impairment is not recognized. However, if the estimated undiscounted cash flows are less than the carrying amount of the long-lived asset group, a second step is performed to determine fair value and an impairment loss is required if the carrying amount of the long-lived asset group exceeds fair value. Under the Group Reporting Basis, there is no separate undiscounted cash flow test and an impairment loss is recognized if the carrying amount of the cash generating unit exceeds the higher of its value in use or fair value less costs to sell. In 2020, we recorded an impairment charge under the Group Reporting Basis related to the write-off of all the capitalized software and a portion of the leasehold improvements associated with our WPB business segment. Under U.S. GAAP, the estimated undiscounted cash flows of the long-lived asset group exceeded its carrying amount and no impairment charge was required. Subsequent to recognition of the impairment charge in 2020, expenditures for software development and newly completed leasehold improvements in our WPB business segment were capitalized and amortized over their useful lives under U.S. GAAP, but not under the Group Reporting Basis. Consequently, the carrying amounts of capitalized software and leasehold improvements were higher under U.S. GAAP than under the Group Reporting Basis and, as a result, corresponding amortization expense was higher under U.S. GAAP. In addition, during 2021, we determined we would exit certain branches as part of our Restructuring Plan and, as a result, we recorded an impairment charge of $18 million under U.S. GAAP to write-off

HSBC USA Inc.
the leasehold improvements associated with these branches. These leasehold improvements were previously written-off under the Group Reporting Basis.
In 2023, we recorded a reversal of $149 million of impairment charges under the Group Reporting Basis related to capitalized software and leasehold improvements primarily associated with our WPB business segment which were previously written-off as discussed above. During the second quarter of 2023, we determined that the cash generating unit was no longer impaired under the Group Reporting Basis and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that have since been sold. During 2023, we also recorded $22 million of lease related impairment charges under U.S. GAAP primarily associated with the exit of certain office space, while under the Group Reporting Basis, impairment was recognized when we committed to vacate the space in the fourth quarter of 2022.
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
Other long-lived assets - As discussed more fully above under "Operating Expenses," we previously recorded impairment charges under the Group Reporting Basis and, as a result, the carrying amounts of capitalized software and leasehold improvements were higher under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, an impairment loss is recognized if the carrying amount of the cash generating unit exceeds the higher of its value in use or fair value less costs to sell, while under U.S. GAAP, if the estimated undiscounted cash flows of the long-lived asset group exceed

HSBC USA Inc.
its carrying amount, an impairment is not recognized. During 2023, we determined that the cash generating unit was no longer impaired under the Group Reporting Basis, which resulted in the re-establishment of these assets at their recoverable amount.
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

HSBC USA Inc.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2023
Net interest income (expense)	$757	$1,144	$497	$44	$(14)	$(506)	$1,922	$9	$(226)	$1,705
Other operating income (expense)	118	184	282	336	(24)	503	1,399	(25)	278	1,652
Total operating income (expense)	875	1,328	779	380	(38)	(3)	3,321	(16)	52	3,357
Expected credit losses / provision for credit losses	3	63	29	—	(1)	—	94	(49)	—	45
	872	1,265	750	380	(37)	(3)	3,227	33	52	3,312
Operating expenses	602	675	574	280	74	364	2,569	203	52	2,824
Profit (loss) before income tax	$270	$590	$176	$100	$(111)	$(367)	$658	$(170)	$—	$488
Balances at end of period:
Total assets	$44,031	$52,484	$10,231	$38,811	$37,158	$2,863	$185,578	$(17,340)	$—	$168,238
Total loans, net	23,894	23,076	9,796	64	130	—	56,960	(1,056)	2,492	58,396
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	29,611	43,667	40,166	767	2,681	—	116,892	(1,799)	6,190	121,283

Year Ended December 31, 2022
Net interest income (expense)	$782	$941	$467	$41	$7	$(178)	$2,060	$4	$5	$2,069
Other operating income	298	287	339	418	86	182	1,610	(56)	41	1,595
Total operating income	1,080	1,228	806	459	93	4	3,670	(52)	46	3,664
Expected credit losses / provision for credit losses	(35)	22	31	—	2	—	20	134	—	154
	1,115	1,206	775	459	91	4	3,650	(186)	46	3,510
Operating expenses	863	586	483	286	111	396	2,725	14	46	2,785
Profit (loss) before income tax	$252	$620	$292	$173	$(20)	$(392)	$925	$(200)	$—	$725
Balances at end of period:
Total assets	$42,141	$49,020	$10,102	$43,410	$37,170	$2,628	$184,471	$(19,816)	$—	$164,655
Total loans, net	22,647	24,565	9,498	203	278	—	57,191	(1,059)	2,664	58,796
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	32,542	41,268	40,865	1,131	1,627	—	117,433	(2,665)	8,455	123,223

Year Ended December 31, 2021
Net interest income (expense)	$801	$771	$315	$31	$(24)	$10	$1,904	$19	$160	$2,083
Other operating income (expense)	303	297	409	334	100	(13)	1,430	(51)	(142)	1,237
Total operating income (expense)	1,104	1,068	724	365	76	(3)	3,334	(32)	18	3,320
Expected credit losses / provision for credit losses	(21)	(26)	(157)	—	(1)	—	(205)	(365)	—	(570)
	1,125	1,094	881	365	77	(3)	3,539	333	18	3,890
Operating expenses	1,221	581	407	275	98	316	2,898	62	18	2,978
Profit (loss) before income tax	$(96)	$513	$474	$90	$(21)	$(319)	$641	$271	$—	$912
Balances at end of period:
Total assets	$62,904	$43,052	$10,486	$43,007	$44,151	$1,746	$205,346	$(16,114)	$—	$189,232
Total loans, net	22,285	21,971	9,930	178	881	—	55,245	(1,991)	2,163	55,417
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	40,232	45,082	41,343	1,298	981	—	128,936	(2,889)	16,985	143,032

HSBC USA Inc.
(1)Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis. These adjustments, which are more fully described above, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Profit Before Income Tax	Total Assets
	(in millions)
December 31, 2023
Deposit incentives	$6	$—	$—	$—	$6	$2
Derivatives	—	—	—	—	—	(17,485)
Expected credit losses	—	—	(45)	—	45	(224)
Gain on transfer of precious metals trading client relationships to an affiliate	—	(10)	—	—	(10)	—
Goodwill	—	—	—	—	—	100
Leases	5	—	—	8	(3)	8
Loan origination	(7)	—	—	(10)	3	24
Loans held for sale	4	(3)	(4)	—	5	26
Other long-lived assets	—	—	—	202	(202)	(15)
Renewable energy tax credit investments	—	(12)	—	—	(12)	—
Other	1	—	—	3	(2)	(17)
Total adjustments	$9	$(25)	$(49)	$203	$(170)	$(17,581)

December 31, 2022
Deposit incentives	$7	$—	$—	$2	$5	$3
Derivatives	—	—	—	—	—	(19,842)
Expected credit losses	—	—	153	—	(153)	(258)
Goodwill	—	—	—	—	—	100
Leases	5	—	—	9	(4)	10
Loan origination	(14)	—	—	(12)	(2)	22
Loans held for sale	5	(40)	(19)	9	(25)	35
Other long-lived assets	—	—	—	(8)	8	131
Pension and other postretirement benefit costs	—	—	—	6	(6)	—
Renewable energy tax credit investments	—	(25)	—	—	(25)	—
Other	1	9	—	8	2	(17)
Total adjustments	$4	$(56)	$134	$14	$(200)	$(19,816)

December 31, 2021
Deposit incentives	$13	$—	$—	$9	$4	$(25)
Derivatives	—	—	—	—	—	(16,172)
Expected credit losses	—	—	(272)	—	272	(148)
Goodwill	—	—	—	—	—	100
Leases	16	—	—	22	(6)	13
Loan origination	(11)	—	—	(20)	9	23
Loans held for sale	—	(31)	(93)	—	62	(31)
Other long-lived assets	—	—	—	61	(61)	152
Pension and other postretirement benefit costs	—	—	—	(10)	10	—
Renewable energy tax credit investments	—	(21)	—	—	(21)	3
Other	1	1	—	—	2	(29)
Total adjustments	$19	$(51)	$(365)	$62	$271	$(16,114)
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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at December 31, 2023 and 2022:

	December 31, 2023				December 31, 2022
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$12,822	4.5%	(2)	13.0%	$13,950	4.5%	(2)	13.5%
HSBC Bank USA	15,407	6.5		16.1	16,492	6.5		16.3
Tier 1 capital ratio:
HSBC USA	13,087	6.0		13.3	14,215	6.0		13.8
HSBC Bank USA	16,907	8.0		17.7	17,992	8.0		17.8
Total capital ratio:
HSBC USA	15,452	10.0		15.7	16,579	10.0		16.1
HSBC Bank USA	19,024	10.0		19.9	20,114	10.0		19.9
Tier 1 leverage ratio:
HSBC USA	13,087	4.0	(2)	7.7	14,215	4.0	(2)	8.5
HSBC Bank USA	16,907	5.0		10.2	17,992	5.0		10.9
Risk-weighted assets:(3)
HSBC USA	98,450				103,101
HSBC Bank USA	95,455				101,331
Adjusted quarterly average assets:(4)
HSBC USA	170,527				167,866
HSBC Bank USA	166,526				164,564

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
During 2023, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America. During 2023, HSBC USA made a capital contribution of $17 million to its subsidiary, HSBC Bank USA.
During 2023, HSBC USA received common stock dividends of $1.8 billion from its subsidiary, HSBC Bank USA, and paid dividends on its common stock of $1.5 billion from retained earnings to its parent, HSBC North America.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at December 31, 2023 and 2022 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	December 31, 2023		December 31, 2022
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$23	$—	$36	$—
Interest, taxes and other liabilities	—	17	—	14
Subtotal	23	17	36	14
Venture debt financing entity:
Loans, net	—	—	162	—
Other assets	—	—	8	—
Interest, taxes and other liabilities	—	—	—	8
Subtotal	—	—	170	8
Total	$23	$17	$206	$22
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

HSBC USA Inc.
Venture debt financing entity HSBC USA has organized and provided equity financing to HSBC Ventures USA Inc. ("HSBC Ventures"), an entity designed to provide debt financing to venture capital-backed companies generally in the form of term or revolving loans, or loan commitments. Given the generally early stage and development of the companies, the loans are typically collateralized by all of the company's assets and intellectual property, or by specific items such as receivables or equipment. The loan terms may, at times, also include warrants for company stock granting HSBC Ventures a share of the financial returns in case of a positive realization event. HSBC USA also provides debt financing to HSBC Ventures in the form of loans on an as-needed basis. Prior to the fourth quarter of 2023, HSBC Ventures was a VIE because it did not have sufficient equity investment at risk to finance its activities. As the sole investor, HSBC USA was considered to be the primary beneficiary because it had the obligation to absorb losses and the right to receive benefits that could be potentially significant to HSBC Ventures. As a result, we consolidated HSBC Ventures and reported the third-party loans and warrants, if any, on our consolidated balance sheet. During the fourth quarter of 2023, HSBC USA increased its equity investment in HSBC Ventures which caused HSBC Ventures to have sufficient equity investment at risk to finance its activities. As a result, HSBC Ventures is no longer deemed to be a VIE and will no longer be reported as such. However, we will continue to consolidate HSBC Ventures and report the third-party loans and warrants, if any, on our consolidated balance sheet.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at December 31, 2023 and 2022:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At December 31, 2023
Limited partnership investments	$6,718	$793	$327	$793
Asset-backed financing SPEs	1,107	938	—	938
Total	$7,825	$1,731	$327	$1,731
At December 31, 2022
Limited partnership investments	$6,611	$796	$360	$796
Asset-backed financing SPEs	777	616	—	616
Total	$7,388	$1,412	$360	$1,412
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
Asset-backed financing SPEs In 2023 and 2021, we sold portfolios of commercial real estate loans and provided loans to the third-party buyer sponsored SPEs for portions of the purchase prices. The SPEs are asset-backed financing entities that issued residual beneficial interests to third-party investors. The loans we provided to the SPEs are senior to the residual beneficial interests and are secured by the commercial real estate loans held by the SPEs. Cash flows from the commercial real estate loans will be used first to settle the interest and principal payments of the loans, with any excess cash flows attributable to the residual interest holders. The SPEs are VIEs in which we have variable interests through our ownership of the loans, which are arm's-length transactions. We do not have the power to direct the activities that most significantly impact the VIEs' economic performance. In addition, the VIEs are designed such that the residual interest holders absorb any expected loss and/or benefit that could be potentially significant to the VIEs and, therefore, we are not the primary beneficiaries. The maximum exposure to loss shown in the table above represents our recorded investments in the loans without consideration of any recovery benefits from the value of the commercial real estate loans.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at December 31, 2023 and 2022. Following the table is a description of the various arrangements.

	December 31, 2023		December 31, 2022
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$54	$2,992	$40	$3,949
Financial standby letters of credit, net of participations(3)(4)	—	5,785	—	6,000
Performance standby letters of credit, net of participations(3)(4)	—	3,320	—	3,264
Total	$54	$12,097	$40	$13,213

(1)Includes $1,483 million and $2,744 million of notional issued for the benefit of HSBC affiliates at December 31, 2023 and 2022, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $2,080 million and $2,069 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at December 31, 2023 and 2022, respectively.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$54	$2,992	$40	$3,949
Buy-protection credit derivative positions	(196)	13,718	(32)	14,598
Net position(1)	$(142)	$10,726	$8	$10,649

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
Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a client and is a guarantee that the client will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third-party beneficiary if the client fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the client is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the client's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $49 million and $52 million at December 31, 2023 and 2022, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $17 million and $15 million at December 31, 2023 and 2022, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at December 31, 2023 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps	1.4	$903	$456	$1,359
Index credit derivatives	6.5	1,075	558	1,633
Subtotal		1,978	1,014	2,992
Standby Letters of Credit(2)	0.9	6,651	2,454	9,105
Total		$8,629	$3,468	$12,097

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation described in Note 30, "Litigation and Regulatory Matters." Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders.
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $40 million and $38 million at December 31, 2023 and 2022, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). During 2023, we recorded a loss of $40 million related to extending the expected timing of the final resolution of the related litigation and, to a lesser extent, a change in the Visa Class B share conversion rate compared with losses of $36 million and $3 million during 2022 and 2021, respectively. See Note 16, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at December 31, 2023 and 2022.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $23 million and $15 million at December 31, 2023 and 2022, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $30 million at December 31, 2023. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring

HSBC USA Inc.
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
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

At December 31,	2023	2022
	(in millions)
Interest bearing deposits with banks(1)	$998	$878
Trading assets(2)	3,046	1,255
Securities available-for-sale(3)	9,773	3,179
Securities held-to-maturity(3)	5,387	466
Loans(4)	18,810	17,530
Other assets(5)	934	1,319
Total	$38,948	$24,627

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $161 million and $55 million at December 31, 2023 and 2022, respectively. The fair value of trading assets that could be sold or repledged was $3,046 million and $1,255 million at December 31, 2023 and 2022, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $19,278 million and $27,913 million at December 31, 2023 and 2022, respectively. Of this collateral, $19,278 million and $25,838 million could be sold or repledged at December 31, 2023 and 2022, respectively, of which $2,696 million and $3,290 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at December 31, 2023 and 2022:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At December 31, 2023
Assets:
Securities purchased under resale agreements	$19,382	$5,504	$13,878	$13,677	$7	$194
Liabilities:
Securities sold under repurchase agreements	$5,771	$5,504	$267	$266	$—	$1

At December 31, 2022
Assets:
Securities purchased under resale agreements	$27,795	$4,710	$23,085	$23,082	$—	$3
Liabilities:
Securities sold under repurchase agreements	$4,710	$4,710	$—	$—	$—	$—

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at December 31, 2023 and 2022:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At December 31, 2023
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$3,107	$288	$918	$1,458	$—	$5,771

At December 31, 2022
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,729	$1,074	$386	$521	$—	$4,710

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
December 31, 2023	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,564	$1,208	$—	$4,772	$—	$4,772
Debt securities issued by foreign entities	4,019	—	—	4,019	—	4,019
Equity securities	11,702	—	—	11,702	—	11,702
Precious metals trading	—	346	—	346	—	346
Derivatives:(2)
Interest rate contracts	7	1,246	2	1,255	—	1,255
Foreign exchange contracts	—	13,605	1	13,606	—	13,606
Equity contracts	7	844	190	1,041	—	1,041
Precious metals contracts	3	1,150	—	1,153	—	1,153
Credit contracts	—	107	2	109	—	109
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(15,870)	(15,870)
Total derivatives	17	16,952	200	17,169	(15,870)	1,299
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	7,799	15,324	—	23,123	—	23,123
Asset-backed securities:
Home equity	—	—	12	12	—	12
Other	—	—	92	92	—	92
Debt securities issued by foreign entities	2,359	110	—	2,469	—	2,469
Loans(5)	—	15	—	15	—	15
Loans held for sale(5)	—	218	32	250	—	250
Other assets:
Mortgage servicing rights	—	—	19	19	—	19
Equity securities	—	127	—	127	—	127
Equity securities measured at net asset value(6)	—	—	—	143	—	143
Other(5)(7)	—	10	—	10	—	10
Total assets	$29,460	$34,310	$355	$64,268	$(15,870)	$48,398
Liabilities:
Domestic deposits(5)	$—	$1,528	$293	$1,821	$—	$1,821
Trading liabilities, excluding derivatives	1,688	301	—	1,989	—	1,989
Derivatives:(2)
Interest rate contracts	16	1,100	6	1,122	—	1,122
Foreign exchange contracts	—	13,534	1	13,535	—	13,535
Equity contracts	—	1,104	169	1,273	—	1,273
Precious metals contracts	—	1,033	—	1,033	—	1,033
Credit contracts	—	259	1	260	—	260
Other contracts(3)	—	—	40	40	—	40
Derivatives netting	—	—	—	—	(15,431)	(15,431)
Total derivatives	16	17,030	217	17,263	(15,431)	1,832
Long-term debt(5)	—	5,620	1,919	7,539	—	7,539
Other liabilities(5)(7)	—	10	—	10	—	10
Total liabilities	$1,704	$24,489	$2,429	$28,622	$(15,431)	$13,191

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2022	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,670	$369	$—	$2,039	$—	$2,039
Debt securities issued by foreign entities	6,337	54	—	6,391	—	6,391
Equity securities	7,855	—	—	7,855	—	7,855
Precious metals trading	—	3,831	—	3,831	—	3,831
Derivatives:(2)
Interest rate contracts	8	1,846	2	1,856	—	1,856
Foreign exchange contracts	—	15,734	10	15,744	—	15,744
Equity contracts	—	956	72	1,028	—	1,028
Precious metals contracts	—	1,201	—	1,201	—	1,201
Credit contracts	—	108	2	110	—	110
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(18,278)	(18,278)
Total derivatives	8	19,845	91	19,944	(18,278)	1,666
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	8,195	17,196	—	25,391	—	25,391
Asset-backed securities:
Home equity	—	—	15	15	—	15
Other	—	—	93	93	—	93
Debt securities issued by foreign entities	1,740	106	—	1,846	—	1,846
Loans(5)	—	20	—	20	—	20
Loans held for sale(5)	—	188	49	237	—	237
Other assets:
Mortgage servicing rights	—	—	22	22	—	22
Equity securities		127		127	—	127
Equity securities measured at net asset value(6)	—	—	—	140	—	140
Other(5)(7)	—	325	—	325	—	325
Total assets	$25,805	$42,061	$270	$68,276	$(18,278)	$49,998
Liabilities:
Domestic deposits(5)	$—	$1,181	$373	$1,554	$—	$1,554
Trading liabilities, excluding derivatives	837	—	—	837	—	837
Derivatives:(2)
Interest rate contracts	6	1,471	7	1,484	—	1,484
Foreign exchange contracts	—	15,500	10	15,510	—	15,510
Equity contracts	4	625	298	927	—	927
Precious metals contracts	1	1,254	—	1,255	—	1,255
Credit contracts	—	106	—	106	—	106
Other contracts(3)	—	—	38	38	—	38
Derivatives netting	—	—	—	—	(17,154)	(17,154)
Total derivatives	11	18,956	353	19,320	(17,154)	2,166
Long-term debt(5)	—	5,739	2,639	8,378	—	8,378
Other liabilities(5)(7)	—	325	—	325	—	325
Total liabilities	$848	$26,201	$3,365	$30,414	$(17,154)	$13,260

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $1,276 million and $1,614 million and trading derivative liabilities of $1,496 million and $1,966 million at December 31, 2023 and 2022, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 16, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive loss, derivative assets and liabilities are recorded at fair value through net income.
(3)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
(4)Securities available-for-sale are recorded at fair value through other comprehensive loss. Changes in the allowance for credit losses on securities available-for-sale are recorded through net income.
(5)See Note 17, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive loss, fair value option assets and liabilities are recorded at fair value through net income.

HSBC USA Inc.
(6)Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.
(7)Consists of assets and liabilities associated with certain client share repurchase transactions.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during 2023 and 2022. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(5)	$1	$—	$—	$—	$—	$—	$—	$(4)	$1	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(226)	226	—	—	—	27	1	(7)	21	130	—
Credit contracts	2	1	—	—	—	—	(2)	—	1	1	—
Other contracts(2)	(33)	(44)	—	—	—	42	—	—	(35)	—	—
Asset-backed securities available-for-sale(3)	108	—	(1)	—	—	(3)	—	—	104	—	(1)
Loans held for sale(4)	49	2	—	13	—	(57)	45	(20)	32	—	—
Mortgage servicing rights(5)	22	(3)	—	—	—	—	—	—	19	(3)	—
Total assets	$(83)	$183	$(1)	$13	$—	$9	$44	$(27)	$138	$129	$(1)
Liabilities:
Domestic deposits(4)	$(373)	$(3)	$3	$—	$(95)	$139	$—	$36	$(293)	$4	$3
Long-term debt(4)	(2,639)	(420)	(4)	—	(739)	1,028	(93)	948	(1,919)	(197)	(4)
Total liabilities	$(3,012)	$(423)	$(1)	$—	$(834)	$1,167	$(93)	$984	$(2,212)	$(193)	$(1)

HSBC USA Inc.

	Jan. 1, 2022	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2022	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$—	$(2)	$—	$—	$—	$—	$(3)	$—	$(5)	$(1)	$—
Foreign exchange contracts	(2)	2	—	—	—	—	—	—	—	—	—
Equity contracts	46	(340)	—	—	—	(4)	8	64	(226)	(233)	—
Credit contracts	(2)	3	—	—	—	1	—	—	2	3	—
Other contracts(2)	(33)	(36)	—	—	—	36	—	—	(33)	—	—
Asset-backed securities available-for-sale(3)	120	—	(8)	—	—	(4)	—	—	108	—	(8)
Loans held for sale(4)	—	(3)	—	—	15	—	37	—	49	(3)	—
Mortgage servicing rights(5)	16	3	—	—	3	—	—	—	22	1	—
Total assets	$145	$(373)	$(8)	$—	$18	$29	$42	$64	$(83)	$(233)	$(8)
Liabilities:
Domestic deposits(4)	$(535)	$54	$2	$—	$—	$258	$(182)	$30	$(373)	$36	$2
Long-term debt(4)	(1,853)	252	8	—	(1,287)	414	(412)	239	(2,639)	207	8
Total liabilities	$(2,388)	$306	$10	$—	$(1,287)	$672	$(594)	$269	$(3,012)	$243	$10

(1)Level 3 net derivatives included derivative assets of $200 million and derivative liabilities of $217 million at December 31, 2023 and derivative assets of $91 million and derivative liabilities of $353 million at December 31, 2022. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
(2)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares. Gains (losses) on these swap agreements are included in other income (loss) in the consolidated statement of income.
(3)Realized gains (losses) on securities available-for-sale are included in other securities gains (losses), net in the consolidated statement of income. Changes in the allowance for credit losses on securities available-for-sale are included in the provision for credit losses in the consolidated statement of income. Unrealized gains (losses) on securities available-for-sale are included in other comprehensive income (loss).
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

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at December 31, 2023 and 2022:

December 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(4)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	71% - 92%	84%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	8bps	N/A
Equity derivative contracts(2)	$21	Option pricing model	Equity / Equity Index volatility	6% - 111%	41%
			Equity / Equity and Equity / Index correlation	45% - 97%	84%
			Equity forward price	$41 - $6,245	$643
Credit derivative contracts	$1	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	59bps - 1,558bps	160bps
Other derivative contracts	$(35)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$104	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$32	Market comparables and internal assumptions	Adjusted market price	78% - 100%	90%
Mortgage servicing rights	$19	Discounted cash flows	Constant prepayment rates	6% - 17%	6%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$72 - $77 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(293)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 29%	13%
			Equity / Equity and Equity / Index correlation	51% - 93%	71%
Long-term debt (structured notes)(2)(3)	$(1,919)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 95%	22%
			Equity / Equity and Equity / Index correlation	45% - 97%	84%
			Credit default swap spreads	948bps	NA

HSBC USA Inc.

December 31, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(5)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	51% - 99%	84%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	103bps	N/A
Equity derivative contracts(2)	$(226)	Option pricing model	Equity / Equity Index volatility	8% - 101%	42%
			Equity / Equity and Equity / Index correlation	45% - 99%	85%
			Equity forward price	$39 - $5,271	$1,243
Credit derivative contracts	$2	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	491bps - 902bps	885bps
Other derivative contracts	$(33)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$108	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$49	Market comparables and internal assumptions	Adjusted market price	5% - 80%	42%
Mortgage servicing rights	$22	Discounted cash flows	Constant prepayment rates	6% - 14%	6%
			Discount rate	9% - 13%	9%
			Estimated annualized costs to service	$72 - $76 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(373)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 24%	19%
			Equity / Equity and Equity / Index correlation	49% - 88%	63%
Long-term debt (structured notes)(2)(3)	$(2,639)	Option adjusted discounted cash flows	Equity / Equity Index volatility	8% - 55%	29%
			Equity / Equity and Equity / Index correlation	45% - 99%	86%
			Credit default swap spreads	1,223bps	N/A

(1)For equity derivatives, credit derivatives, structured deposits and structured notes, weighted averages are calculated based on the fair value of the instruments. For all remaining instrument types, weighted averages are calculated based on the notional value of the instruments.
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
Significant Transfers Into and Out of Level 3 Measurements During 2023, we transferred $36 million of domestic deposits and $948 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During 2023, we also transferred $20 million of commercial loans held for sale from Level 3 to Level 2 as the inputs used to value these loans have become more observable. During 2023, we transferred $93 million of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable. During 2023, we also transferred $45 million of commercial loans held for sale from Level 2 to Level 3 as the inputs used to value these loans have become less observable.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at December 31, 2023 and 2022. The gains (losses) during 2023 and 2022 are also included.

	Non-Recurring Fair Value Measurements at December 31, 2023				Total Gains (Losses) For the Year Ended December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$106	$—	$106	$1
Commercial loans held for sale	—	—	—	—	(32)
Commercial loans(2)	—	—	374	374	(32)
Leases(3)	—	—	—	—	(8)
Total assets at fair value on a non-recurring basis	$—	$106	$374	$480	$(71)

	Non-Recurring Fair Value Measurements at December 31, 2022				Total Gains (Losses) For the Year Ended December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans held for sale(4)	$—	$1	$—	$1	$(10)
Consumer loans(1)	—	112	—	112	6
Commercial loans held for sale	—	—	—	—	(8)
Commercial loans(2)	—	—	52	52	12
Leases(3)	—	—	—	—	(13)
Total assets at fair value on a non-recurring basis	$—	$113	$52	$165	$(13)

(1)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(2)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.
(3)During 2023 and 2022, we wrote down lease ROU assets and leasehold improvement assets associated with the exit of certain office space. During 2022, we also wrote-off certain capitalized software.
(4)At December 31, 2022, the fair value of the loans held for sale was below cost.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at December 31, 2023 and 2022:

At December 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$374	Valuation of third-party appraisal on underlying collateral	Loss severity rates	1% - 93%	25%

At December 31, 2022
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$52	Valuation of third-party appraisal on underlying collateral	Loss severity rates	11% - 47%	31%

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
Commercial loans individually assessed for impairment – Generally represents collateral-dependent commercial loans with fair value determined based on pricing quotes obtained from an independent third-party appraisal.
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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund

HSBC USA Inc.
managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $21 million and $25 million at December 31, 2023 and 2022, respectively.
The following tables provide additional information relating to our available-for-sale asset-backed securities at December 31, 2023:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$12
BBB - B	Other	92
		$104

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

HSBC USA Inc.
Real estate owned - Fair value is determined based on third-party appraisals obtained at the time we take title to the property and, if less than the carrying amount of the loan, the carrying amount of the loan is adjusted to the fair value. The carrying amount of the property is further reduced, if necessary, at least every 90 days to reflect observable local market data, including local area sales data.
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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at December 31, 2023 and 2022, and their classification within the fair value hierarchy:

December 31, 2023	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$25,732	$25,732	$704	$25,015	$13
Federal funds sold and securities purchased under agreements to resell	13,878	13,878	—	13,878	—
Securities held-to-maturity, net of allowance for credit losses	15,076	14,689	—	14,689	—
Commercial loans, net of allowance for credit losses	39,383	40,557	—	—	40,557
Commercial loans held for sale	89	89	—	89	—
Consumer loans, net of allowance for credit losses	18,998	17,043	—	—	17,043
Financial liabilities:
Short-term financial liabilities	$9,927	$9,927	$—	$9,914	$13
Deposits	119,462	119,465	—	119,465	—
Long-term debt	11,122	11,645	—	11,645	—

December 31, 2022	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$18,802	$18,802	$1,004	$17,744	$54
Federal funds sold and securities purchased under agreements to resell	23,085	23,085	—	23,085	—
Securities held-to-maturity, net of allowance for credit losses	7,317	6,862	—	6,862	—
Commercial loans, net of allowance for credit losses	41,266	42,050	—	—	42,050
Commercial loans held for sale	112	112	—	112	—
Consumer loans, net of allowance for credit losses	17,510	15,984	—	—	15,984
Consumer loans held for sale	5	5	—	5	—
Financial liabilities:
Short-term financial liabilities	$5,999	$5,999	$—	$5,945	$54
Deposits	121,669	121,652	—	121,652	—
Long-term debt	9,213	9,769	—	9,769	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $162 million and $158 million at December 31, 2023 and 2022, respectively.

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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $100 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate. Based on the facts currently known, in respect of each of the disclosed investigations, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be significant.
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
In March 2023, the Second Circuit affirmed the district court's 2019 decision granting final approval of the monetary relief settlement in In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y.
Various opt-out merchants have filed individual opt-out suits seeking unspecified damages in either state or federal court, most of which have been transferred to the consolidated multidistrict litigation, MDL 1720. To date, certain groups of opt-out merchants have entered into settlement agreements with the defendants in those actions and certain HSBC entities that, pursuant to the Sharing Agreements, are responsible for a pro rata portion of any judgment or settlement amount awarded in actions consolidated into MDL 1720.
Interest Rate Swap Investigation
As previously disclosed, in May 2023, HSBC Bank USA resolved an investigation by the U.S. Commodity Futures Trading Commission ("CFTC") regarding interest rate swap transactions related to bond issuances, among other issues. HSBC Bank USA paid a $45 million civil monetary penalty, an amount which was fully reserved in the third quarter of 2020. The CFTC's civil enforcement action filed in December 2019 against a now-former HSBC employee charging him with violating the Commodity Exchange Act's anti-fraud provisions in relation to a 2012 interest rate swap transaction remains ongoing. This matter will no longer be reported.
Investigation Concerning Use of Unapproved Electronic Messaging Platforms
As previously disclosed, in May 2023, HSBC Bank USA and other HSBC entities resolved an investigation by the CFTC concerning compliance with records preservation requirements relating to the use of unapproved electronic messaging platforms for business communications. The HSBC entities paid a $30 million civil monetary penalty, an amount which was fully reserved in the fourth quarter of 2022. This matter will no longer be reported.
Foreign Exchange ("FX") Matters
FX Opt Out Litigation In November 2018, a complaint was filed in the U.S. District Court for the Southern District of New York by several institutions that opted out of the consolidated FX action that settled in August 2018 naming, among other institutions, the same HSBC defendants, including HSBC Bank USA, that had been named in that settled consolidated action. (Allianz Global Investors GMBH, et al. v Bank of America Corporation, et al. (the "FX Opt Out Litigation")). The parties reached an agreement in principle to settle in December 2022. During 2023, the settlement was executed and funded, and the litigation was dismissed.
Another putative class action making similar allegations and seeking unspecified damages has been pending against certain HSBC defendants, including HSBC Bank USA, as well as other defendants, in the U.S. District Court for the Southern District of New York on behalf of retail customers (Nypl v. JPMorgan Chase, et al.; Case No. 1:15-CV-9300). The court granted defendants' joint motion for summary judgment and plaintiffs have appealed.
Investigations
In September 2017, HSBC and HSBC North America entered into a consent order with the FRB in connection with its investigation into HSBC Group's historical FX exchange activities, which requires HSBC and HSBC North America to undertake certain remedial steps. On August 18, 2023, the FRB terminated the order against HSBC and HSBC North America. This matter will no longer be reported.
In 2020, the Competition Commission of South Africa, having initially referred a complaint for proceedings before the South African Competition Tribunal in 2017, filed a revised complaint against HSBC Bank USA and other financial institutions for alleged anti-competitive behavior in the South African foreign exchange market. In January 2024, the South African Competition Appeal Court dismissed HSBC Bank USA from the revised complaint. The Competition Commission has appealed the dismissal of HSBC Bank USA to the Constitutional Court of South Africa.
Precious Metals Fix Matters
In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) In 2014, putative class actions were filed in the U.S. District Court for the Southern and Eastern Districts of New York naming HSBC, HSBC Bank plc, HSBC Bank USA and the other members of The London Silver Market Fixing Ltd as defendants. The complaints seek unspecified damages based upon allegations that, from January 2007 through December 2013, defendants conspired to manipulate the price of physical silver and silver derivatives for their collective benefit in violation of the U.S. Commodity Exchange Act and U.S. antitrust laws. The actions were transferred to and centralized in the U.S. District Court for the Southern District of New York.
In May 2023 the court granted HSBC's motion for judgment on the pleadings and dismissed the case. Plaintiffs have appealed.
Platinum and Palladium Fix Litigation In 2014, several putative class actions were filed in the U.S. District Court for the Southern District of New York naming as defendants members of The London Platinum and Palladium Fixing Company (the

HSBC USA Inc.
"Platinum Group Metals or PGM Fixing"), including HSBC Bank USA, BASF Metals Limited, Goldman Sachs International and Standard Bank, plc. The complaints seek unspecified damages based upon allegations that, from January 2008 through November 2014, defendants conspired to manipulate the benchmark prices for physical Platinum Group Metals ("PGM") and PGM-based financial products.
In July 2023, the defendants filed a joint motion for judgment on the pleadings to dismiss the complaint.
Canada Litigation In December 2015, HSBC, HSBC Bank plc, HSBC USA, HSI, HSBC Bank Canada and HSBC Securities Canada were named, along with other institutions, in several putative class actions filed in the Superior Courts of Justice in the Provinces of Ontario and Quebec, Canada. These suits allege, among other things, that the defendants conspired to manipulate the prices of gold and silver derivatives. These claims include: (1) DiFilippo and Caron v. The Bank of Nova Scotia, et al. (Superior Court of Justice, Ontario Province) (Gold Fix); (2) DiFilippo and Caron v. The Bank of Nova Scotia, et al. (Superior Court of Justice, Ontario Province) (Silver Fix); (3) Benoit v. Bank of Nova Scotia, et al. ("Benoit") (Superior Court of Justice, Quebec Province) (Gold Fix); and (4) Ayas v. La Banque de Nouvelle-Ecosse, et. al. ("Ayas") (Superior Court of Justice, Quebec Province) (Silver Fix). The DiFilippo actions are now proceeding under amended complaints, and each seeks Canadian dollar $1 billion in damages plus Canadian dollar $250 million in punitive damages. The Benoit and Ayas actions have been stayed.
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
In 2009, the Trustee commenced suits against various HSBC entities in the U.S. Bankruptcy Court for the Southern District of New York ("U.S. Bankruptcy Court") and in the English High Court. The Trustee filed a suit in the United States captioned Picard v. HSBC et al (Bankr S.D.N.Y. Case No. 09-01364) against HSBC entities, including HSBC USA and HSBC Bank USA. The Trustee's claims seek recovery of certain alleged transfers from Madoff Securities to HSBC entities. In December 2023, the Trustee filed a second amended complaint against HSBC USA, HSBC Bank USA and other defendants specifying the alleged transfers it seeks to recover. As to HSBC USA, the Trustee seeks to recover alleged transfers totaling $27 million. As to HSBC Bank USA, the Trustee seeks to recover alleged transfers totaling $82 million.
The Trustee's English action, which names as defendants HSBC entities, including HSBC Bank USA, seeks recovery of transfers from Madoff Securities to or through the HSBC entities. The claim has not yet been served and the amount claimed has not been specified.
Certain Fairfield entities (together "Fairfield"), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the United States against fund shareholders, including various HSBC entities that acted as nominees for clients, seeking restitution of redemption payments. Fairfield voluntarily discontinued the claims against HSBC Bank USA in May 2022 in the remaining case in which it was named (In re Fairfield Sentry Limited, et al), but certain claims against HSBC Bank USA totaling up to $15 million remain pending on appeal.
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
Benchmark Rate Litigation
USD LIBOR: HSBC, HSBC Bank plc, HSBC USA and/or HSBC Bank USA are among several defendants in lawsuits filed by the following plaintiffs seeking unspecified damages arising from the alleged artificial suppression of U.S. dollar LIBOR rates: (1) the Federal Home Loan Mortgage Corporation; and (2) the FDIC, in its role as receiver for several failed banks. The other defendants in the actions are members of the U.S. dollar LIBOR panel of banks and their affiliates. These actions are part of the U.S. dollar LIBOR Multi-District Litigation proceeding pending in the U.S. District Court for the Southern District of New York (In re LIBOR-Based Financial Instruments Antitrust Litigation). The U.S. District Court for the Southern District of New York has previously granted final approval of class settlements with several groups of investors who purchased USD LIBOR-indexed interest rate swaps and other instruments, but these plaintiffs opted out of those class settlements.

HSBC USA Inc.
Mortgage Securitization Matters
In addition to the repurchase risk described in Note 28, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $2.4 billion and $2.5 billion at December 31, 2023 and 2022, respectively.
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
Mortgage Securitization Trust Litigation Since 2014, plaintiff-investors in 280 RMBS trusts (the "Trusts") have sued HSBC Bank USA, as mortgage securitization trustee, in a number of cases: BlackRock et al., Royal Park Investments SA/NV, Phoenix Light SF Limited, the National Credit Union Administration Board, as Liquidating Agent, Commerzbank AG, Triaxx, IKB Bank AG, RMBS Recovery Holdings I, LLC, et al., VRS Holdings 2 LLC, Reliance Standard Life Insurance Company and Park Royal LLC, Freedom Trust 2011-2 and ARI Investments LLC (together, "Freedom Trust") and Mark Zittman ("Zittman"). The complaints allege generally that the Trusts have collectively sustained losses in collateral value and seek to recover unspecified damages as a result of alleged breach of contract; breach of the federal Trust Indenture Act and New York's Streit Act; tort claims such as negligence, negligent misrepresentation, conflict of interest and breach of fiduciary duty. The Phoenix Light SF Limited matter was dismissed with prejudice and will no longer be reported.
The case brought by Freedom Trust is proceeding. The trial court granted HSBC Bank USA's motion to dismiss the Zittman action, and Zittman has appealed.
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
Defendants filed a motion to dismiss in August 2023. In January 2024, the court denied defendants' motion in part and granted it in part and directed plaintiff to amend its complaint to specify its allegations as to each defendant. In February 2024, First Citizens filed its amended complaint. First Citizens alleges that it is entitled to damages in excess of $1 billion.
National Community Reinvestment Coalition Prompted by a complaint filed by the National Community Reinvestment Coalition, a non-profit organization, the U.S. Department of Housing and Urban Development ("HUD") has been investigating whether HSBC Bank USA violated the federal Fair Housing Act by engaging in discriminatory lending practices in majority Black and Hispanic neighborhoods in certain U.S. metropolitan areas. The investigation remains ongoing.
Anti-Terrorism Act Cases
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In 2014, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between April 2004 and November 2011 and seeks unspecified damages. The complaint was filed against HSBC, HSBC Bank USA, HSBC Bank plc and HSBC Bank Middle East Limited, as well as other non-HSBC banks, and alleges that the defendants violated the federal Anti-Terrorism Act, (18 U.S.C. §2331 et seq.) ("ATA"), by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. Defendants filed a motion to dismiss in March 2015. Plaintiffs filed amended complaints thereafter, which defendants moved to dismiss in September 2016. In September 2019, the district court granted defendants' motion to dismiss. In January 2023, the Second Circuit affirmed the dismissal on appeal and denied plaintiffs' request for further review of that decision in February 2023.
In October 2023, the U.S. Supreme Court denied plaintiffs' petition for further review of the case, which remains pending in the district court subject only to plaintiffs' anticipated motion to vacate the judgment against them. That motion is due in February 2024.
In December 2018, a separate action captioned Kathleen Freeman, et al. v. HSBC Holdings plc, et al. was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2004 and 2011 ("Freeman II") and seeks unspecified damages. Freeman II is substantially similar to the original

HSBC USA Inc.
Freeman action and has been designated as related to that action but includes additional plaintiffs and claims not asserted in the original Freeman action. The defendants filed a motion to dismiss, which the court granted in June 2020. In June 2023 the court ruled that the Freeman II plaintiffs may amend their complaint and consolidate the action with the Bowman action (see below). Plaintiffs in Freeman II and Bowman filed an amended complaint in December 2023.
Timothy O'Sullivan, et al. v. Deutsche Bank AG, et al. In November 2017, a complaint was filed in the U.S. District Court for the Southern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2003 and 2011 and seeks unspecified damages. The complaint was filed against HSBC, HSBC Bank plc, HSBC Bank USA, HSBC North America and HSBC Bank Middle East Limited, as well as other non-HSBC defendants, and alleges that the defendants violated the ATA by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. Defendants' motion to dismiss was granted in March 2019. The case remains pending as to one non-HSBC defendant that did not move to dismiss or otherwise respond to the complaint.
In December 2018, a separate action captioned Timothy O'Sullivan, et al. v. Deutsche Bank AG, et al. was filed in the U.S. District Court for the Southern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2003 and 2011 ("O'Sullivan II") and seeks unspecified damages. O'Sullivan II is substantially similar to the original O'Sullivan action and has been designated as related to that action but includes additional plaintiffs and claims not asserted in the original O'Sullivan action. This action has been stayed upon the parties’ agreement.
Joel Tavera, et al. v. Deutsche Bank AG, et al. In December 2018, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2003 and 2011 and seeks unspecified damages. The complaint was filed against HSBC, HSBC Bank plc, HSBC Bank USA, HSBC North America and HSBC Bank Middle East Limited, as well as other non-HSBC bank defendants, and alleges that the defendants conspired to violate the ATA by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. and that they aided and abetted primary violators of the ATA. This action has been stayed based upon the parties' agreement.
James Donaldson v.  HSBC Holdings plc, et al. In December 2018, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2005 and 2009 and seeks unspecified damages. The complaint was filed against HSBC, HSBC Bank plc, HSBC Bank USA, and HSBC Bank Middle East Limited, as well as other non-HSBC bank defendants, and alleges that the defendants violated the ATA by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. and that they aided and abetted primary violators of the ATA. This action has been filed as related to the original Freeman action. This action has been stayed based upon the parties' agreement.
Kathleen Stephens v.  HSBC Holdings plc, et al. In December 2018, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq in 2007 and seeks unspecified damages. The complaint was filed against HSBC, HSBC Bank plc, HSBC Bank USA, and HSBC Bank Middle East Limited, as well as other non-HSBC bank defendants, and alleges that the defendants violated the ATA by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. and that they aided and abetted primary violators of the ATA. This action has been filed as related to Freeman II. Plaintiffs filed an amended complaint in December 2023.
Ryan Bowman et al. v. HSBC Holdings plc, et al. In April 2019, a complaint was filed in the U.S. District Court for the Eastern District of New York against HSBC, HSBC Bank plc, HSBC Bank Middle East Limited, and HSBC Bank USA, among other defendants and seeks unspecified damages. Plaintiffs designated the case as related to Charlotte Freeman, et al. v. HSBC Holdings plc, et al. and the claims are based on allegations that Iranian payments were purportedly provided to terrorist organizations operating in Iraq. Plaintiffs allege violations of the ATA. The defendants filed a motion to dismiss in January 2020. In June 2020, the court granted defendants' motion to dismiss. In June 2023, the court consolidated this action with Freeman II. Plaintiffs in Freeman II and Bowman filed an amended complaint in December 2023.
Dana Bernhardt et al. v. HSBC Holdings plc, et al. In November 2019, families of two deceased former US military personnel asserted ATA claims against HSBC, HSBC Bank plc, HSBC North America and HSBC Bank USA, among other defendants, in the U.S. District Court for the District of Columbia. These claims were dismissed in November 2020 and the dismissal was affirmed on appeal in September 2022.
In October 2023, the U.S. Supreme Court denied plaintiffs' petition for further review. This matter will no longer be reported.
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

HSBC USA Inc.
31. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow:

Balance Sheet At December 31,	2023	2022
	(in millions)
Assets:
Securities held-to-maturity (fair value of $1 million at both December 31, 2023 and 2022)	$1	$1
Receivables and balances due from subsidiaries	14,437	13,605
Receivables and balances due from other HSBC affiliates	2,663	3,519
Investment in subsidiaries:
Banking	15,527	15,941
Other	99	62
Other assets	257	175
Total assets	$32,984	$33,303
Liabilities:
Interest, taxes and other liabilities	$83	$58
Payables due to subsidiaries	7	23
Payables due to other HSBC affiliates	76	44
Short-term borrowings	5,440	4,818
Short-term borrowings due to subsidiaries(1)	—	1,500
Long-term debt(2)	9,240	8,748
Long-term debt due to other HSBC affiliates(2)	6,499	5,999
Total liabilities	21,345	21,190
Total equity	11,639	12,113
Total liabilities and equity	$32,984	$33,303

(1)Reflected a borrowing from HSBC Bank USA which matured in July 2023.
(2)Contractual scheduled maturities for the debt over the next five years are as follows: 2024 – $4.7 billion; 2025 – $6.3 billion; 2026 – $1.1 billion; 2027 – $0.8 billion; 2028 – $0.9 billion; and thereafter – $1.9 billion.

HSBC USA Inc.

Statements of Income and Comprehensive Income (Loss) Year Ended December 31,	2023	2022	2021
	(in millions)
Income:
Dividends from banking subsidiaries	$1,940	$143	$102
Dividends from other subsidiaries	15	15	—
Interest from subsidiaries	526	101	28
Interest from other HSBC affiliates	194	89	23
Other income (loss) from subsidiaries	—	(1)	—
Other income (loss) from other HSBC Affiliates	951	(1,046)	1,027
Other income (loss)	(961)	998	(1,023)
Total income	2,665	299	157
Expenses:
Interest to subsidiaries	54	46	16
Interest to other HSBC Affiliates	172	140	128
Other interest expense	1,091	305	40
Other expenses with subsidiaries	13	15	19
Other expenses	2	2	1
Total expenses	1,332	508	204
Income (loss) before taxes and equity in undistributed income (loss) of subsidiaries	1,333	(209)	(47)
Income tax benefit	(143)	(88)	(33)
Income (loss) before equity in undistributed income (loss) of subsidiaries	1,476	(121)	(14)
Equity in undistributed income (loss) of subsidiaries	(1,083)	669	702
Net income	$393	$548	$688
Other comprehensive income (loss)	649	(2,396)	(858)
Comprehensive income (loss)	$1,042	$(1,848)	$(170)

HSBC USA Inc.

Statement of Cash Flows Year Ended December 31,	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$393	$548	$688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3	1	1
Net change in other assets and liabilities	794	(2,073)	(313)
Undistributed (income) loss of subsidiaries	1,083	(669)	(702)
Other, net	(9)	2	(4)
Cash provided by (used in) operating activities	2,264	(2,191)	(330)
Cash flows from investing activities:
Sales and maturities of securities	—	—	1
Net change in investments in and balances due from subsidiaries	(889)	2,291	2,713
Net change in balances due from other HSBC affiliates	875	(888)	(1,345)
Other, net	—	14	—
Cash provided by (used in) investing activities	(14)	1,417	1,369
Cash flows from financing activities:
Net change in deposits from other HSBC affiliates	41	(17)	13
Net change in short-term borrowings	(878)	1,135	(815)
Issuance of long-term debt	4,546	5,824	6,844
Repayment of long-term debt	(4,435)	(3,089)	(6,000)
Preferred stock redemption	—	(1,000)	—
Return of capital to parent	—	(2,000)	(1,000)
Other decreases in capital surplus	(8)	(2)	(4)
Dividends paid	(1,516)	(77)	(77)
Cash provided by (used in) financing activities	(2,250)	774	(1,039)
Net change in cash and due from banks and interest bearing deposits with banks	—	—	—
Cash and due from banks and interest bearing deposits with banks at beginning of year	—	—	—
Cash and due from banks and interest bearing deposits with banks at end of year	$—	$—	$—
Cash paid for:
Interest	$1,178	$373	$167
HSBC Bank USA is subject to legal restrictions on certain transactions with its non-bank affiliates in addition to the restrictions on the payment of dividends to us. See Note 26, "Retained Earnings and Regulatory Capital Requirements," for further discussion.

HSBC USA Inc.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2023, 2022 and 2021, there were no disagreements on accounting and financial disclosure matters between us and PricewaterhouseCoopers LLP ("PwC") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in its reports on our financial statements.

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC USA's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria related to internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework (2013)."
Based on the assessment performed, management concluded that as of December 31, 2023, HSBC USA's internal control over financial reporting was effective.

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
There was no measurable gross revenue in 2023 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in 2023, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving eight employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during 2023, was approximately $2,012.
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
Activity related to U.S. Executive Order 13224 The HSBC Group has four individual customers in the Middle East that, during 2023, received bonus shares pursuant to legacy holdings in an entity designated under Executive Order 13224 in 2022. The HSBC Group processed these corporate actions on its customers' investment accounts.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during 2023.
Activity related to U.S. Executive Order 13382 The HSBC Group has two corporate customers in Asia that became designated under Executive Order 13382 in 2023. These customers' accounts are restricted and the relationships are being exited. Immediately following their designations, and prior to the accounts being restricted, the HSBC Group processed a low value credit of interest to a local currency account held by one of the corporate customers and two domestic transactions through a local payment system for the other corporate customer.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during 2023.
Other activity The HSBC Group has a non-Iranian insurance company customer in the Middle East that, during 2023, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has one corporate customer in the Middle East that, during 2023, received a local currency check from a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed the check from the hospital to its customer.
The HSBC Group has six customers in the Middle East that, during 2023, received local currency checks from an insurance company located outside Iran that is owned by the Government of Iran. The HSBC Group processed these checks from the insurance company to its customers.
The HSBC Group has individual and corporate customers in Asia and Europe that, during 2023, made small local currency domestic payments to, or received such payments from, Iranian embassies. These customers are engaged in activities that require consular services provided by the embassies or provide goods and services that support the conduct of the official business of the embassies. The HSBC Group processed these payments between its customers and the Iranian embassies.
The HSBC Group has four corporate customers in Europe that, during 2023, received local currency payments from a bank owned by the Government of Iran in relation to management charges for property owned by the bank, service charges, and training fees for staff at the bank. The HSBC Group processed these payments to its customers.
The HSBC Group has individual customers in Europe that are employed by a bank located outside Iran that is owned by the Government of Iran. During 2023, the HSBC Group processed local currency salary payments received via banks that are not owned by the Government of Iran to its customers.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during 2023.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed, authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during 2023. There was no measurable gross revenue or net profit to the HSBC Group during 2023 relating to these frozen accounts.

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

Omitted.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Omitted.

Item 14. Principal Accounting Fees and Services

Audit Fees The aggregate amount billed by our principal accountant, PricewaterhouseCoopers LLP ("PwC"), for audit services performed during the fiscal years ended December 31, 2023 and 2022 was $8,321,000 and $8,084,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees The aggregate amount billed by PwC in connection with audit related services performed during the fiscal years ended December 31, 2023 and 2022 was $1,971,000 and $1,892,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees The aggregate amount billed by PwC for tax related services performed during the fiscal years ended December 31, 2023 and 2022 was nil and nil, respectively.
All Other Fees The aggregate amount billed by PwC for other services performed during the fiscal years ended December 31, 2023 and 2022 was nil and nil, respectively.
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

HSBC USA Inc.
PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
The consolidated financial statements listed below, together with an opinion of PwC dated February 21, 2024 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
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

4.1
Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Computershare Trust Company, N.A. (as successor in interest to Wells Fargo Bank, National Association), as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-158385, Exhibit 4.2 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-180289, Exhibit 4.3 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-202524 and Exhibit 4.24 to HSBC USA Inc.'s Current Report on Form 8-K filed October 2, 2023).

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

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page of this Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

HSBC USA Inc.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	HSBC USA Inc. Policy for the Recovery of Erroneously Awarded Compensation.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the years ended December 31, 2023, 2022 and 2021, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Balance Sheet at December 31, 2023 and 2022, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

Omitted.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day the 21st of February 2024.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this day, the 21st of February 2024.

Signature	Title

/s/ M. ROBERTS	President, Chief Executive Officer, Chairman and Director
(M. Roberts)	(as Principal Executive Officer)

/s/ E. AVILÉS	Director
(E. Avilés)

/s/ D. P. BAILEY	Director
(D. P. Bailey)

/s/ P. ELMGART	Director
(P. Elmgart)

/s/ M. L. FLOWERS	Director
(M. L. Flowers)

/s/ W. L. HARTMANN	Director
(W. L. Hartmann)

/s/ C. H. LARSON	Director
(C. H. Larson)

/s/ G. W. MADISON	Director
(G. W. Madison)

/s/ L. K. POLSKY	Director
(L. K. Polsky)

/s/ A. D. SCHROEDER	Director
(A. D. Schroeder)

/s/ D. HANKINSON	Interim Chief Financial Officer
(D. Hankinson)	(as Principal Financial Officer)

/s/ W. TABAKA	Executive Vice President and Chief Accounting Officer
(W. Tabaka)	(as Principal Accounting Officer)