Form 10-Q
period 2024-03-31
HSBC USA INC /MD/
filed 2024-04-30
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-07436
HSBC USA Inc.
(Exact name of registrant as specified in its charter)

Maryland	13-2764867
(State of incorporation)	(I.R.S. Employer Identification No.)
66 Hudson Boulevard, New York, New York	10001
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (212) 525-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
$100,000,000 Zero Coupon Callable Accreting Notes due January 15, 2043	HUSI/43	New York Stock Exchange
$50,000,000 Zero Coupon Callable Accreting Notes due January 29, 2043	HUSI/43A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of April 26, 2024, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2024	2023
	(in millions)
Interest income:
Loans	$899	$803
Securities	445	323
Trading securities	85	49
Short-term investments	448	410
Other	16	19
Total interest income	1,893	1,604
Interest expense:
Deposits	1,012	756
Short-term borrowings	154	100
Long-term debt	285	256
Other	16	9
Total interest expense	1,467	1,121
Net interest income	426	483
Provision for credit losses	2	20
Net interest income after provision for credit losses	424	463
Other revenues:
Credit card fees, net	15	11
Trust and investment management fees	36	31
Other fees and commissions	176	148
Trading revenue	276	225
Other securities gains, net	2	3
Servicing and other fees from HSBC affiliates	88	74
Gain (loss) on instruments designated at fair value and related derivatives	(20)	(22)
Other income (loss)	(34)	(17)
Total other revenues	539	453
Operating expenses:
Salaries and employee benefits	135	121
Support services from HSBC affiliates	399	384
Occupancy expense, net	18	30
Other expenses	133	94
Total operating expenses	685	629
Income before income tax	278	287
Income tax expense	53	70
Net income	$225	$217

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31,	2024	2023
	(in millions)
Net income	$225	$217
Net change in unrealized gains (losses), net of tax:
Investment securities	(107)	204
Fair value option liabilities attributable to our own credit spread	(37)	63
Derivatives designated as cash flow hedges	36	98
Total other comprehensive income (loss)	(108)	365
Comprehensive income	$117	$582

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2024	December 31, 2023
	(in millions)
Assets(1)
Cash and due from banks	$695	$704
Interest bearing deposits with banks	30,687	25,015
Federal funds sold and securities purchased under agreements to resell	8,306	13,878
Trading assets (includes $2.5 billion and $3.0 billion pledged to creditors at March 31, 2024 and December 31, 2023, respectively)	18,900	22,115
Securities available-for-sale (includes amortized cost of $28.0 billion at both March 31, 2024 and December 31, 2023, an allowance for credit losses of nil at both March 31, 2024 and December 31, 2023, and $863 million and $161 million pledged to creditors at March 31, 2024 and December 31, 2023, respectively)	25,550	25,696
Securities held-to-maturity, net of allowance for credit losses of nil at both March 31, 2024 and December 31, 2023 (fair value of $14.7 billion at both March 31, 2024 and December 31, 2023)	15,294	15,076
Loans (includes $14 million and $15 million designated under fair value option at March 31, 2024 and December 31, 2023, respectively)	59,797	58,987
Less – allowance for credit losses	581	591
Loans, net	59,216	58,396
Loans held for sale (includes $264 million and $250 million designated under fair value option at March 31, 2024 and December 31, 2023, respectively)	453	339
Properties and equipment, net	75	71
Goodwill	458	458
Other assets, net of allowance for credit losses of nil at both March 31, 2024 and December 31, 2023 (includes $661 million and $10 million designated under fair value option at March 31, 2024 and December 31, 2023, respectively)	7,332	6,490
Total assets	$166,966	$168,238
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$24,606	$23,421
Interest bearing (includes $2.1 billion and $1.8 billion designated under fair value option at March 31, 2024 and December 31, 2023, respectively)	90,413	92,604
Foreign deposits - interest bearing	7,034	5,258
Total deposits	122,053	121,283
Short-term borrowings	7,033	9,914
Long-term debt (includes $6.9 billion and $7.5 billion designated under fair value option at March 31, 2024 and December 31, 2023, respectively)	19,439	18,661
Total debt	148,525	149,858
Trading liabilities	2,546	3,485
Interest, taxes and other liabilities (includes $661 million and $10 million designated under fair value option at March 31, 2024 and December 31, 2023, respectively)	4,139	3,256
Total liabilities	155,210	156,599
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding at both March 31, 2024 and December 31, 2023)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both March 31, 2024 and December 31, 2023)	—	—
Additional paid-in capital	12,740	12,740
Retained earnings	785	560
Accumulated other comprehensive loss	(2,034)	(1,926)
Total common equity	11,491	11,374
Total equity	11,756	11,639
Total liabilities and equity	$166,966	$168,238

HSBC USA Inc.
(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at March 31, 2024 and December 31, 2023. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 15, "Variable Interest Entities," for additional information.

	March 31, 2024	December 31, 2023
	(in millions)
Assets
Other assets	$21	$23
Total assets	$21	$23
Liabilities
Interest, taxes and other liabilities	$28	$17
Total liabilities	$28	$17

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31,	2024	2023
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,740	12,740
Employee benefit plans	—	(4)
Balance at end of period	12,740	12,736
Retained earnings
Balance at beginning of period	560	1,683
Net income	225	217
Balance at end of period	785	1,900
Accumulated other comprehensive loss
Balance at beginning of period	(1,926)	(2,575)
Other comprehensive income (loss), net of tax	(108)	365
Balance at end of period	(2,034)	(2,210)
Total common equity	11,491	12,426
Total equity	$11,756	$12,691

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2024	2023
	(in millions)
Cash flows from operating activities
Net income	$225	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(16)	3
Provision for credit losses	2	20
Net realized gains on securities available-for-sale	(2)	(3)
Net change in other assets and liabilities	305	1,039
Net change in loans held for sale:
Originations and purchases of loans held for sale	(87)	(192)
Sales and collections of loans held for sale	74	73
Net change in trading assets and liabilities	2,276	3,611
Lower of amortized cost or fair value adjustments on loans held for sale	(2)	—
Loss on instruments designated at fair value and related derivatives	20	22
Net cash provided by operating activities	2,795	4,790
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	5,572	1,364
Securities available-for-sale:
Purchases of securities available-for-sale	(2,320)	(1,077)
Proceeds from sales of securities available-for-sale	1,075	681
Proceeds from paydowns and maturities of securities available-for-sale	970	1,618
Securities held-to-maturity:
Purchases of securities held-to-maturity	(464)	(3,388)
Proceeds from paydowns and maturities of securities held-to-maturity	259	162
Change in loans:
Originations, net of collections	(1,745)	(278)
Loans sold to third parties	861	200
Net cash used for acquisitions of properties and equipment	(8)	(8)
Other, net	(25)	36
Net cash provided by (used in) investing activities	4,175	(690)
Cash flows from financing activities
Net change in deposits	766	(1,062)
Debt:
Net change in short-term borrowings	(2,881)	877
Issuance of long-term debt	2,331	2,033
Repayment of long-term debt	(1,523)	(603)
Other decreases in capital surplus	—	(4)
Net cash provided by (used in) financing activities	(1,307)	1,241
Net change in cash and due from banks and interest bearing deposits with banks	5,663	5,341
Cash and due from banks and interest bearing deposits with banks at beginning of period	25,719	18,748
Cash and due from banks and interest bearing deposits with banks at end of period	$31,382	$24,089

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Fee Income from Contracts with Customers	42
2	Trading Assets and Liabilities	10	12	Related Party Transactions	43
3	Securities	11	13	Business Segments	46
4	Loans	15	14	Retained Earnings and Regulatory Capital Requirements	48
5	Allowance for Credit Losses	29	15	Variable Interest Entities	49
6	Loans Held for Sale	32	16	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	51
7	Goodwill	32	17	Fair Value Measurements	56
8	Derivative Financial Instruments	33	18	Litigation and Regulatory Matters	70
9	Fair Value Option	39	19	New Accounting Pronouncements	71
10	Accumulated Other Comprehensive Loss	41

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. HSBC USA's principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.
2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Trading assets:
U.S. Treasury	$3,462	$3,564
U.S. Government agency issued or guaranteed	—	1
U.S. Government sponsored enterprises	962	1,207
Foreign bonds	1,053	4,019
Equity securities	12,273	11,702
Precious metals	329	346
Derivatives, net	821	1,276
Total trading assets	$18,900	$22,115
Trading liabilities:
Securities sold, not yet purchased	$1,210	$1,688
Payables for precious metals	38	301
Derivatives, net	1,298	1,496
Total trading liabilities	$2,546	$3,485
At March 31, 2024 and December 31, 2023, the fair value of derivatives included in trading assets is net of $1,399 million and $1,416 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2024 and December 31, 2023, the fair value of derivatives included in trading liabilities is net of $1,079 million and $1,321 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 8, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $42 million and $34 million during the three months ended March 31, 2024 and 2023, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

March 31, 2024	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,217	$—	$30	$(175)	$7,072
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,786	—	—	(930)	4,856
Collateralized mortgage obligations	1,414	—	—	(314)	1,100
Direct agency obligations	1,582	—	1	(25)	1,558
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,649	—	—	(458)	5,191
Collateralized mortgage obligations	2,807	—	—	(544)	2,263
Direct agency obligations	208	—	5	(1)	212
Asset-backed securities collateralized by:
Home equity	12	—	—	(1)	11
Other	103	—	—	(12)	91
Foreign debt securities(1)	3,194	—	3	(1)	3,196
Total available-for-sale securities	$27,972	$—	$39	$(2,461)	$25,550
Securities held-to-maturity:
U.S. Treasury	$1,927	$—	$—	$(49)	$1,878
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,052	—	—	(79)	973
Collateralized mortgage obligations	285	—	2	(16)	271
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,344	—	18	(287)	10,075
Collateralized mortgage obligations	1,682	—	—	(166)	1,516
Obligations of U.S. states and political subdivisions	3	—	—	—	3
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$15,294	$—	$20	$(597)	$14,717

HSBC USA Inc.

December 31, 2023	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,489	$—	$22	$(225)	$7,286
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,864	—	—	(845)	5,019
Collateralized mortgage obligations	1,436	—	—	(300)	1,136
Direct agency obligations	1,719	—	—	(38)	1,681
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,804	—	1	(378)	5,427
Collateralized mortgage obligations	2,865	—	—	(506)	2,359
Direct agency obligations	215	—	3	(3)	215
Asset-backed securities collateralized by:
Home equity	13	—	—	(1)	12
Other	103	—	—	(11)	92
Foreign debt securities(1)	2,472	—	—	(3)	2,469
Total available-for-sale securities	$27,980	$—	$26	$(2,310)	$25,696
Securities held-to-maturity:
U.S. Treasury	$1,917	$—	$1	$(18)	$1,900
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,069	—	—	(68)	1,001
Collateralized mortgage obligations	297	—	3	(16)	284
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,043	—	43	(180)	9,906
Collateralized mortgage obligations	1,745	—	—	(152)	1,593
Obligations of U.S. states and political subdivisions	4	—	—	—	4
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$15,076	$—	$47	$(434)	$14,689

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

HSBC USA Inc.
•The credit protection features embedded within the instrument, which include but are not limited to credit subordination positions, payment structure, overcollateralization, protective triggers and financial guarantees provided by third parties;
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
At both March 31, 2024 and December 31, 2023, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at March 31, 2024 and December 31, 2023 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At March 31, 2024
U.S. Treasury	—	$—	$—	40	$(175)	$4,636
U.S. Government sponsored enterprises	—	—	—	290	(1,269)	7,336
U.S. Government agency issued or guaranteed	2	(2)	118	142	(1,001)	7,353
Asset-backed securities	—	—	—	6	(13)	102
Foreign debt securities	7	—	1,221	3	(1)	161
Securities available-for-sale	9	$(2)	$1,339	481	$(2,459)	$19,588
At December 31, 2023
U.S. Treasury	3	$(1)	$1,008	41	$(224)	$4,906
U.S. Government sponsored enterprises	2	—	80	293	(1,183)	7,701
U.S. Government agency issued or guaranteed	—	—	—	151	(887)	7,765
Asset-backed securities	—	—	—	6	(12)	104
Foreign debt securities	17	(1)	1,801	4	(2)	183
Securities available-for-sale	22	$(2)	$2,889	495	$(2,308)	$20,659
Gross unrealized losses increased as compared with December 31, 2023 due primarily to increasing yields on U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At March 31, 2024, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both March 31, 2024 and December 31, 2023, the allowance for credit losses on securities held-to-maturity was nil.
At March 31, 2024 and December 31, 2023, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as

HSBC USA Inc.
the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At March 31, 2024 and December 31, 2023, all of our securities held-to-maturity were investment grade.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2024	2023
	(in millions)
Gross realized gains	$2	$3
Gross realized losses	—	—
Net realized gains	$2	$3
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2024 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at March 31, 2024, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2024.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$237	1.00%	$3,406	1.98%	$833	2.46%	$2,741	2.82%
U.S. Government sponsored enterprises	820	1.03	979	2.73	1,276	2.16	5,707	1.84
U.S. Government agency issued or guaranteed	—	—	68	3.21	2	5.52	8,594	2.99
Asset-backed securities	—	—	55	4.36	48	3.88	12	5.78
Foreign debt securities	1,383	.39	1,811	4.54	—	—	—	—
Total amortized cost	$2,440	.67%	$6,319	2.87%	$2,159	2.32%	$17,054	2.58%
Total fair value	$2,419		$6,236		$2,068		$14,827
Held-to-maturity:
U.S. Treasury	$—	—%	$1,185	3.74%	$742	3.71%	$—	—%
U.S. Government sponsored enterprises	85	2.32	81	3.61	780	3.45	391	2.84
U.S. Government agency issued or guaranteed	—	—	1	5.39	14	5.74	12,011	4.50
Obligations of U.S. states and political subdivisions	1	3.97	2	4.11	—	—	—	—
Asset-backed securities	—	—	—	—	1	4.19	—	—
Total amortized cost	$86	2.34%	$1,269	3.74%	$1,537	3.60%	$12,402	4.45%
Total fair value	$85		$1,240		$1,458		$11,934

HSBC USA Inc.
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Equity securities carried at fair value	$267	$270
Equity securities without readily determinable fair values	13	13
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the first quarter of 2024 and the first quarter of 2023, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $4 million in both periods as a component of other income (loss) in the consolidated statement of income.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $438 million, respectively, at both March 31, 2024 and December 31, 2023. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

4. Loans

Loans consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Commercial loans:
Real estate, including construction	$7,071	$7,087
Business and corporate banking	16,047	15,724
Global banking(1)	10,522	10,725
Other commercial:
Affiliates(2)	3,442	2,618
Other	3,223	3,803
Total other commercial	6,665	6,421
Total commercial	40,305	39,957
Consumer loans:
Residential mortgages	18,825	18,341
Home equity mortgages	382	389
Credit cards	189	199
Other consumer(3)	96	101
Total consumer	19,492	19,030
Total loans	$59,797	$58,987

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)See Note 12, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
(3)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $14 million and $15 million at March 31, 2024 and December 31, 2023, respectively. See Note 9, "Fair Value Option," for further details.
Net deferred origination costs totaled $22 million and $17 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, we had a net unamortized discount on our loans of $11 million and $13 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at March 31, 2024 and December 31, 2023. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At March 31, 2024
Commercial loans:
Real estate, including construction	$7	$205	$212	$6,859	$7,071
Business and corporate banking	1	3	4	16,043	16,047
Global banking	23	4	27	10,495	10,522
Other commercial	36	—	36	6,629	6,665
Total commercial	67	212	279	40,026	40,305
Consumer loans:
Residential mortgages	163	91	254	18,571	18,825
Home equity mortgages	3	3	6	376	382
Credit cards	2	3	5	184	189
Other consumer	8	2	10	86	96
Total consumer	176	99	275	19,217	19,492
Total loans	$243	$311	$554	$59,243	$59,797
At December 31, 2023
Commercial loans:
Real estate, including construction	$—	$206	$206	$6,881	$7,087
Business and corporate banking	1	3	4	15,720	15,724
Global banking	—	1	1	10,724	10,725
Other commercial	350	—	350	6,071	6,421
Total commercial	351	210	561	39,396	39,957
Consumer loans:
Residential mortgages	174	91	265	18,076	18,341
Home equity mortgages	12	3	15	374	389
Credit cards	3	3	6	193	199
Other consumer	3	2	5	96	101
Total consumer	192	99	291	18,739	19,030
Total loans	$543	$309	$852	$58,135	$58,987

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At March 31, 2024
Commercial loans:
Real estate, including construction	$228	$—	$41
Business and corporate banking	170	—	34
Global banking	246	—	44
Total commercial	644	—	119
Consumer loans:
Residential mortgages(1)(2)(3)	167	—	77
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	3	—
Other consumer	—	1	—
Total consumer	173	4	82
Total nonperforming loans	$817	$4	$201
At December 31, 2023
Commercial loans:
Real estate, including construction	$229	$—	$40
Business and corporate banking	143	1	29
Global banking	49	—	48
Other commercial	3	—	2
Total commercial	424	1	119
Consumer loans:
Residential mortgages(1)(2)(3)	172	—	81
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	3	—
Other consumer	—	2	—
Total consumer	178	5	86
Total nonperforming loans	$602	$6	$205

(1)At March 31, 2024 and December 31, 2023, nonaccrual consumer mortgage loans include $103 million and $108 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled nil during the three months ended March 31, 2024 compared with $1 million during the three months ended March 31, 2023.

HSBC USA Inc.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At March 31, 2024 and December 31, 2023, we had collateral-dependent residential mortgage loans totaling $280 million and $278 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At March 31, 2024 and December 31, 2023, we had collateral-dependent commercial loans totaling $637 million and $618 million, respectively.
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

HSBC USA Inc.
The following table presents information about loan payment modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023 by type of modification, including the period-end carrying value and as a percentage of total loans. During the three months ended March 31, 2024, loan payment modifications made to consumer borrowers experiencing financial difficulty were nil.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended March 31, 2024
Commercial loans:
Business and corporate banking	$—	$—	$65	$—	$65	.4%
Total commercial	$—	$—	$65	$—	$65	.2

Three Months Ended March 31, 2023
Commercial loans:
Real estate, including construction	$—	$—	$96	$—	$96	1.2%
Business and corporate banking	—	—	49	12	61	.4
Total commercial	—	—	145	12	157	.4
Consumer loans:
Residential mortgages(2)	—	—	—	1	1	.0
Credit cards	—	—	1	—	1	.5
Total consumer	—	—	1	1	2	.0
Total	$—	$—	$146	$13	$159	.3

(1)Represents loans with more than one type of payment modification during the period.
(2)During the three months ended March 31, 2023, the carrying value of consumer mortgage loans with a payment modification included loans that were carried at the lower of amortized cost or fair value of the collateral less cost to sell.
At March 31, 2024 and December 31, 2023, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the respective year-to-date periods totaled $59 million and $85 million, respectively.
The following table summarizes the financial effect of loan payment modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023 by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Three Months Ended March 31, 2024
Commercial loans:
Business and corporate banking	—%	$—	1.8

Three Months Ended March 31, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.4
Business and corporate banking	—	2	2.3
Consumer loans:
Residential mortgages	3.0	—	7.6
Credit cards	—	—	0.5
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
The following table presents loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent during the three months ended March 31, 2024 by type of modification:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total
	(in millions)
Three Months Ended March 31, 2024
Commercial loans:
Global banking	$—	$—	$1	$—	$1
Total commercial	$—	$—	$1	$—	$1

(1)Represents loans with more than one type of payment modification during the period.
During the three months ended March 31, 2024, there were no consumer loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent. During the three months ended March 31, 2023, there were no loans to borrowers experiencing financial difficulty with a payment modification during the previous three months which subsequently became 90 days or greater contractually delinquent.
The following table presents the past due status of loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months at March 31, 2024 and December 31, 2023:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At March 31, 2024
Commercial loans:
Real estate, including construction	$—	$166	$3	$169
Business and corporate banking	—	—	409	409
Global banking	—	1	42	43
Total commercial	—	167	454	621
Consumer loans:
Residential mortgages	—	—	12	12
Total consumer	—	—	12	12
Total loans	$—	$167	$466	$633
At December 31, 2023
Commercial loans:
Real estate, including construction	$—	$166	$2	$168
Business and corporate banking	—	—	398	398
Global banking	—	—	50	50
Total commercial	—	166	450	616
Consumer loans:
Residential mortgages	—	—	12	12
Total consumer	—	—	12	12
Total loans	$—	$166	$462	$628

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of March 31, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2024
	(in millions)
Real estate, including construction:
Special mention	$32	$—	$39	$—	$35	$42	$3	$3	$154
Substandard	4	11	—	—	—	872	—	—	887
Doubtful	—	—	—	—	—	166	17	—	183
Total real estate, including construction	36	11	39	—	35	1,080	20	3	1,224
Business and corporate banking:
Special mention	34	22	114	34	3	148	221	8	584
Substandard	24	64	21	—	27	149	767	9	1,061
Doubtful	—	—	—	34	—	14	82	—	130
Total business and corporate banking	58	86	135	68	30	311	1,070	17	1,775
Global banking:
Special mention	—	—	—	—	—	45	41	99	185
Substandard	—	—	2	—	20	107	131	—	260
Doubtful	—	—	—	—	—	194	9	—	203
Total global banking	—	—	2	—	20	346	181	99	648
Total commercial	$94	$97	$176	$68	$85	$1,737	$1,271	$119	$3,647
Total commercial:
Special mention	$66	$22	$153	$34	$38	$235	$265	$110	$923
Substandard	28	75	23	—	47	1,128	898	9	2,208
Doubtful	—	—	—	34	—	374	108	—	516
Total commercial	$94	$97	$176	$68	$85	$1,737	$1,271	$119	$3,647

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Special mention	$—	$40	$—	$104	$92	$42	$3	$3	$284
Substandard	2	—	—	1	—	821	—	—	824
Doubtful	—	—	—	—	—	166	18	—	184
Total real estate, including construction	2	40	—	105	92	1,029	21	3	1,292
Business and corporate banking:
Special mention	38	103	12	4	20	126	296	8	607
Substandard	31	22	—	27	—	156	746	1	983
Doubtful	—	—	36	—	—	9	71	—	116
Total business and corporate banking	69	125	48	31	20	291	1,113	9	1,706
Global banking:
Special mention	—	—	—	—	—	45	62	—	107
Substandard	—	14	—	—	—	114	73	—	201
Doubtful	—	187	—	—	14	—	1	—	202
Total global banking	—	201	—	—	14	159	136	—	510
Other commercial:
Special mention	6	—	—	—	—	—	—	—	6
Substandard	38	—	—	—	—	—	—	—	38
Doubtful	—	—	—	—	—	—	3	—	3
Total other commercial	44	—	—	—	—	—	3	—	47
Total commercial	$115	$366	$48	$136	$126	$1,479	$1,273	$12	$3,555
Total commercial:
Special mention	$44	$143	$12	$108	$112	$213	$361	$11	$1,004
Substandard	71	36	—	28	—	1,091	819	1	2,046
Doubtful	—	187	36	—	14	175	93	—	505
Total commercial	$115	$366	$48	$136	$126	$1,479	$1,273	$12	$3,555

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2024
	(in millions)
Real estate, including construction:
Performing loans	$164	$982	$1,286	$1,040	$319	$3,030	$19	$3	$6,843
Nonaccrual loans	—	—	—	—	—	207	21	—	228
Total real estate, including construction	164	982	1,286	1,040	319	3,237	40	3	7,071
Business and corporate banking:
Performing loans	237	1,284	1,028	1,273	224	4,438	7,120	273	15,877
Nonaccrual loans	—	—	—	34	—	54	82	—	170
Total business and corporate banking	237	1,284	1,028	1,307	224	4,492	7,202	273	16,047
Global banking:
Performing loans	82	2,162	1,128	761	204	3,563	2,326	50	10,276
Nonaccrual loans	—	—	—	—	—	233	13	—	246
Total global banking	82	2,162	1,128	761	204	3,796	2,339	50	10,522
Other commercial:
Performing loans	15	164	278	209	633	1,163	4,203	—	6,665
Total other commercial	15	164	278	209	633	1,163	4,203	—	6,665
Total commercial	$498	$4,592	$3,720	$3,317	$1,380	$12,688	$13,784	$326	$40,305
Total commercial:
Performing loans	$498	$4,592	$3,720	$3,283	$1,380	$12,194	$13,668	$326	$39,661
Nonaccrual loans	—	—	—	34	—	494	116	—	644
Total commercial	$498	$4,592	$3,720	$3,317	$1,380	$12,688	$13,784	$326	$40,305

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Performing loans	$920	$1,286	$1,019	$355	$1,014	$2,242	$19	$3	$6,858
Nonaccrual loans	—	—	—	—	40	167	22	—	229
Total real estate, including construction	920	1,286	1,019	355	1,054	2,409	41	3	7,087
Business and corporate banking:
Performing loans	1,270	1,113	1,074	231	561	4,215	6,851	265	15,580
Nonaccrual loans	—	35	—	—	—	38	70	—	143
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	1,270	1,148	1,074	231	561	4,253	6,922	265	15,724
Global banking:
Performing loans	2,255	1,153	844	151	321	3,561	2,341	50	10,676
Nonaccrual loans	—	—	—	—	—	39	10	—	49
Total global banking	2,255	1,153	844	151	321	3,600	2,351	50	10,725
Other commercial:
Performing loans	211	281	313	651	418	804	3,740	—	6,418
Nonaccrual loans	—	—	—	—	—	3	—	—	3
Total other commercial	211	281	313	651	418	807	3,740	—	6,421
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Total commercial:
Performing loans	$4,656	$3,833	$3,250	$1,388	$2,314	$10,822	$12,951	$318	$39,532
Nonaccrual loans	—	35	—	—	40	247	102	—	424
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2024
	(in millions)
Real estate, including construction:
Investment grade	$—	$324	$99	$23	$172	$1,094	$1	$—	$1,713
Non-investment grade	164	658	1,187	1,017	147	2,143	39	3	5,358
Total real estate, including construction	164	982	1,286	1,040	319	3,237	40	3	7,071
Business and corporate banking:
Investment grade	73	533	333	562	93	2,086	3,287	63	7,030
Non-investment grade	164	751	695	745	131	2,406	3,915	210	9,017
Total business and corporate banking	237	1,284	1,028	1,307	224	4,492	7,202	273	16,047
Global banking:
Investment grade	82	1,868	973	651	173	2,970	1,963	—	8,680
Non-investment grade	—	294	155	110	31	826	376	50	1,842
Total global banking	82	2,162	1,128	761	204	3,796	2,339	50	10,522
Other commercial:
Investment grade	15	162	150	43	403	832	3,955	—	5,560
Non-investment grade	—	2	128	166	230	331	248	—	1,105
Total other commercial	15	164	278	209	633	1,163	4,203	—	6,665
Total commercial	$498	$4,592	$3,720	$3,317	$1,380	$12,688	$13,784	$326	$40,305
Total commercial:
Investment grade	$170	$2,887	$1,555	$1,279	$841	$6,982	$9,206	$63	$22,983
Non-investment grade	328	1,705	2,165	2,038	539	5,706	4,578	263	17,322
Total commercial	$498	$4,592	$3,720	$3,317	$1,380	$12,688	$13,784	$326	$40,305

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Investment grade	$327	$100	$24	$187	$162	$939	$1	$—	$1,740
Non-investment grade	593	1,186	995	168	892	1,470	40	3	5,347
Total real estate, including construction	920	1,286	1,019	355	1,054	2,409	41	3	7,087
Business and corporate banking:
Investment grade	732	304	543	95	261	1,977	3,311	54	7,277
Non-investment grade	538	844	531	136	300	2,276	3,611	211	8,447
Total business and corporate banking	1,270	1,148	1,074	231	561	4,253	6,922	265	15,724
Global banking:
Investment grade	1,947	1,109	651	149	307	2,842	2,140	—	9,145
Non-investment grade	308	44	193	2	14	758	211	50	1,580
Total global banking	2,255	1,153	844	151	321	3,600	2,351	50	10,725
Other commercial:
Investment grade	211	192	43	376	298	564	3,143	—	4,827
Non-investment grade	—	89	270	275	120	243	597	—	1,594
Total other commercial	211	281	313	651	418	807	3,740	—	6,421
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Total commercial:
Investment grade	$3,217	$1,705	$1,261	$807	$1,028	$6,322	$8,595	$54	$22,989
Non-investment grade	1,439	2,163	1,989	581	1,326	4,747	4,459	264	16,968
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination, during the three months ended March 31, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Three Months Ended March 31, 2024
Business and corporate banking	$—	$—	$—	$—	$—	$—	$1	$—	$1
Total commercial	$—	$—	$—	$—	$—	$—	$1	$—	$1

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Three Months Ended March 31, 2023
Business and corporate banking	$—	$—	$—	$—	$—	$2	$3	$—	$5
Total commercial	$—	$—	$—	$—	$—	$2	$3	$—	$5

HSBC USA Inc.
Consumer Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Mar. 31, 2024
	(in millions)
Residential mortgages(1)(2)	$—	$—	$7	$6	$7	$96	$—	$116
Home equity mortgages(1)(2)	—	—	—	—	—	4	—	4
Credit cards	—	—	—	—	—	—	4	4
Other consumer	—	—	—	—	1	1	—	2
Total consumer	$—	$—	$7	$6	$8	$101	$4	$126

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Dec. 31, 2023
	(in millions)
Residential mortgages(1)(2)	$—	$2	$6	$6	$1	$100	$—	$115
Home equity mortgages(1)(2)	—	—	—	—	—	4	—	4
Credit cards	—	—	—	—	—	—	4	4
Other consumer	—	—	—	—	—	2	—	2
Total consumer	$—	$2	$6	$6	$1	$106	$4	$125

(1)At March 31, 2024 and December 31, 2023, consumer mortgage loan delinquency includes $58 million and $61 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At March 31, 2024 and December 31, 2023, consumer mortgage loans include $28 million and $21 million, respectively, of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Mar. 31, 2024
	(in millions)
Residential mortgages:
Performing loans	$799	$2,569	$2,732	$4,061	$2,727	$5,770	$—	$18,658
Nonaccrual loans	—	—	10	10	10	137	—	167
Total residential mortgages	799	2,569	2,742	4,071	2,737	5,907	—	18,825
Home equity mortgages:
Performing loans	10	80	69	10	20	187	—	376
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	10	80	69	10	20	193	—	382
Credit cards:
Performing loans	—	—	—	—	—	—	186	186
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	189	189
Other consumer:
Performing loans	—	—	7	9	6	65	8	95
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	—	1
Total other consumer	—	—	7	9	6	66	8	96
Total consumer	$809	$2,649	$2,818	$4,090	$2,763	$6,166	$197	$19,492
Total consumer:
Performing loans	$809	$2,649	$2,808	$4,080	$2,753	$6,022	$194	$19,315
Nonaccrual loans	—	—	10	10	10	143	—	173
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	3	4
Total consumer	$809	$2,649	$2,818	$4,090	$2,763	$6,166	$197	$19,492

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Dec. 31, 2023
	(in millions)
Residential mortgages:
Performing loans	$2,646	$2,753	$4,096	$2,761	$1,236	$4,677	$—	$18,169
Nonaccrual loans	—	11	11	9	8	133	—	172
Total residential mortgages	2,646	2,764	4,107	2,770	1,244	4,810	—	18,341
Home equity mortgages:
Performing loans	80	69	11	22	25	176	—	383
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	80	69	11	22	25	182	—	389
Credit cards:
Performing loans	—	—	—	—	—	—	196	196
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	199	199
Other consumer:
Performing loans	—	8	7	7	3	67	7	99
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	—	2
Total other consumer	—	8	7	7	3	69	7	101
Total consumer	$2,726	$2,841	$4,125	$2,799	$1,272	$5,061	$206	$19,030
Total consumer:
Performing loans	$2,726	$2,830	$4,114	$2,790	$1,264	$4,920	$203	$18,847
Nonaccrual loans	—	11	11	9	8	139	—	178
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	3	5
Total consumer	$2,726	$2,841	$4,125	$2,799	$1,272	$5,061	$206	$19,030
Gross Charge-offs  The following table summarizes gross charge-off dollars in our consumer loan portfolio, disaggregated by year of origination, during the three months ended March 31, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Three Months Ended March 31, 2024
Credit cards	$—	$—	$—	$—	$—	$—	$2	$2
Total consumer	$—	$—	$—	$—	$—	$—	$2	$2

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Three Months Ended March 31, 2023
Residential mortgages	$—	$—	$—	$—	$—	$3	$—	$3
Home equity mortgages	—	—	—	—	—	1	—	1
Credit cards	—	—	—	—	—	—	2	2
Total consumer	$—	$—	$—	$—	$—	$4	$2	$6
Concentration of Credit Risk  At March 31, 2024 and December 31, 2023, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $4,453 million and $4,392 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Updates to Economic Scenarios and Other Changes During the Three Months Ended March 31, 2024 Although the economic outlook improved during the first quarter of 2024, economic uncertainty remained due to elevated interest rates, inflation levels and the expectation for slowing economic growth. We updated our Consensus Economic Scenarios and our Alternative Downside Scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at March 31, 2024. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, lower equal weights placed on the Upside and Downside scenarios and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at March 31, 2024. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL.
In the Central scenario, U.S. Gross Domestic Product ("GDP") growth moderates in 2024 under the assumption that diminishing excess household savings, a softened labor market, and the lagged effects of higher interest rates constrain expenditure. With a more balanced labor market, the unemployment rate increases slightly, but remains near historic lows, while residential housing prices grow modestly driven by a low inventory of existing homes for sale. In the financial markets, growth in financial asset prices remains modest while the FRB starts to reduce its policy rate in mid-2024 followed by further reductions in the second half of 2024 and 2025 as inflation continues a gradual decline over the forecast horizon.
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
In the Downside scenario, inflation re-accelerates and the economy enters into a mild recession, with the unemployment rate increasing and remaining at a higher level, while residential housing and commercial real estate prices undergo sharp correction due to weakness in the labor market and rising inflation. In this scenario, the FRB raises its policy rate initially to tackle inflation and the equity price index goes through a substantial correction by mid-2025 driven by an overall erosion of consumer and business sentiments, which eventually results in lower interest rates than in the Central scenario.
In the Alternative Downside scenario, geopolitical tensions escalate significantly and more severe inflationary pressures accompanied by tighter monetary policy lead the U.S. economy into a deep recession in 2024 and 2025, followed by a very anemic recovery starting in the second half of 2026. An extended period of economic contraction keeps the unemployment rate at an elevated level, which pressures residential housing prices to depreciate substantially, while at the same time, contracting corporate activities and rising unemployment pushes the commercial real estate market into a downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year, widening corporate credit spreads substantially, and flight to safe haven assets pushes the 10-year U.S. Treasury yield lower.

HSBC USA Inc.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at March 31, 2024 and December 31, 2023:

	For the Quarter Ended
	June 30, 2024	December 31, 2024	June 30, 2025	December 31, 2025
Unemployment rate (quarterly average):
Forecast at March 31, 2024	4.1%	4.3%	4.3%	4.1%
Forecast at December 31, 2023	4.3	4.3	4.2	4.1
GDP growth rate (year-over-year):
Forecast at March 31, 2024	2.5	1.2	1.6	1.8
Forecast at December 31, 2023	1.2	1.1	1.8	2.1
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	March 31, 2024	December 31, 2023
	(in millions)
Allowance for credit losses:
Loans	$581	$591
Securities held-to-maturity(1)	—	—
Other financial assets measured at amortized cost(2)	—	—
Securities available-for-sale(1)	—	—
Total allowance for credit losses	$581	$591

Liability for off-balance sheet credit exposures	$123	$111

(1)See Note 3, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three months ended March 31, 2024 and 2023:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended March 31, 2024
Allowance for credit losses – beginning of period	$144	$302	$127	$1	$(9)	$7	$16	$3	$591
Provision charged (credited) to income	(10)	7	(8)	—	1	1	—	(1)	(10)
Charge-offs	—	(1)	—	—	—	—	(2)	—	(3)
Recoveries	—	1	—	—	1	—	1	—	3
Net (charge-offs) recoveries	—	—	—	—	1	—	(1)	—	—
Allowance for credit losses – end of period	$134	$309	$119	$1	$(7)	$8	$15	$2	$581

HSBC USA Inc.

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended March 31, 2023
Allowance for credit losses – beginning of period	$200	$230	$120	$1	$11	$2	$16	$4	$584
Provision charged (credited) to income	(28)	38	12	—	(10)	1	—	(1)	12
Charge-offs	—	(5)	—	—	(3)	(1)	(2)	—	(11)
Recoveries	—	1	—	—	—	1	1	—	3
Net (charge-offs) recoveries	—	(4)	—	—	(3)	—	(1)	—	(8)
Allowance for credit losses – end of period	$172	$264	$132	$1	$(2)	$3	$15	$3	$588
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three months ended March 31, 2024 and 2023:

Three Months Ended March 31,	2024	2023
	(in millions)
Balance at beginning of period	$111	$117
Provision charged to income	12	8
Balance at end of period	$123	$125
Accrued Interest Receivables The following table summarizes accrued interest receivables associated with financial assets carried at amortized cost and securities available-for-sale along with the related allowance for credit losses, which are reported net in other assets on the consolidated balance sheet. These accrued interest receivables are excluded from the amortized cost basis disclosures presented elsewhere in these financial statements, including Note 3, "Securities," and Note 4, "Loans."

	March 31, 2024	December 31, 2023
	(in millions)
Accrued interest receivables:
Loans	$264	$259
Securities held-to-maturity	56	57
Other financial assets measured at amortized cost	58	19
Securities available-for-sale	97	87
Total accrued interest receivables	475	422
Allowance for credit losses	—	—
Accrued interest receivables, net	$475	$422
During both the three months ended March 31, 2024 and 2023, charged-off accrued interest receivables were immaterial.

HSBC USA Inc.
6. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Commercial loans:
Global banking	$453	$339
Total commercial	453	339
Consumer loans:
Residential mortgages	—	—
Total consumer	—	—
Total loans held for sale	$453	$339
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $264 million and $250 million at March 31, 2024 and December 31, 2023, respectively. See Note 9, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $189 million and $89 million at March 31, 2024 and December 31, 2023, respectively. During both the three months ended March 31, 2024 and 2023, lower of amortized cost or fair value adjustments on these commercial loans held for sale were immaterial.
Consumer Loans Included in residential mortgage loans held for sale are agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans which are originated and held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was nil during both the three months ended March 31, 2024 and 2023.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was nil and $2 million at March 31, 2024 and December 31, 2023, respectively. The valuation allowance on consumer loans held for sale was nil at both March 31, 2024 and December 31, 2023.

7. Goodwill

Goodwill was $458 million at both March 31, 2024 and December 31, 2023. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. During the first quarter of 2024, there were no events or changes in circumstances to indicate that it is more likely than not the fair value of our Commercial Banking reporting unit has been reduced below its carrying amount.

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

HSBC USA Inc.

	March 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
Interest rate contracts - bilateral OTC(2)	$—	$13	$—	$83
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	31	—	—	56
Interest rate contracts - bilateral OTC(2)	1	—	—	1
Total derivatives accounted for as hedges	32	13	—	140
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	5	4	7	16
OTC-cleared(2)	36	—	70	—
Bilateral OTC(2)	1,289	905	1,178	946
Interest rate contracts	1,330	909	1,255	962
OTC-cleared (2)	56	—	—	—
Bilateral OTC(2)	10,420	10,570	13,606	13,479
Foreign exchange contracts	10,476	10,570	13,606	13,479
Exchange-traded(2)	—	—	7	—
Bilateral OTC(2)	435	1,097	413	1,080
Equity contracts	435	1,097	420	1,080
Exchange-traded(2)	—	—	3	—
Bilateral OTC(2)	1,222	1,136	1,150	1,033
Precious metals contracts	1,222	1,136	1,153	1,033
OTC-cleared(2)	7	—	14	—
Bilateral OTC(2)	131	98	81	137
Credit contracts	138	98	95	137
Other non-qualifying derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	—	101	—	76
Equity contracts - bilateral OTC(2)	613	164	621	193
OTC-cleared(2)	—	—	1	1
Bilateral OTC(2)	9	131	13	122
Credit contracts	9	131	14	123
Other contracts - bilateral OTC(2)(4)	4	34	5	40
Total derivatives	14,259	14,253	17,169	17,263
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	11,660	11,660	14,110	14,110
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	1,711	1,080	1,760	1,321
Net amounts of derivative assets / liabilities presented in the balance sheet	888	1,513	1,299	1,832
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	88	35	63	273
Net amounts of derivative assets / liabilities	$800	$1,478	$1,236	$1,559

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at March 31, 2024 and December 31, 2023, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At March 31, 2024
Securities available-for-sale ("AFS")	$10,325	$(1,552)	$(63)	$(1,615)
Deposits	1,451	(108)	59	(49)
Long-term debt	8,864	(448)	63	(385)
At December 31, 2023
Securities AFS	11,112	(1,320)	(70)	(1,390)
Deposits	1,463	(104)	67	(37)
Long-term debt	7,913	(407)	72	(335)

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended March 31, 2024
Interest rate contracts / Securities AFS	Net interest income	$368	$(194)
Interest rate contracts / Deposits	Net interest income	(23)	(12)
Interest rate contracts / Long-term debt	Net interest income	(100)	(40)
Total		$245	$(246)

Three Months Ended March 31, 2023
Interest rate contracts / Securities AFS	Net interest income	$(207)	$386
Interest rate contracts / Deposits	Net interest income	6	(37)
Interest rate contracts / Long-term debt	Net interest income	76	(174)
Total		$(125)	$175
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
At March 31, 2024, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 31, 2024, $7 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $45 million during the three months ended March 31, 2023. During the next twelve months, we expect to amortize $44 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2024	2023		2024	2023
	(in millions)
Three Months Ended March 31,
Foreign exchange contracts	$(1)	$—	Net interest income	$—	$—
Interest rate contracts	42	85	Net interest income	(7)	(45)
Total	$41	$85		$(7)	$(45)
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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2024	2023
		(in millions)
Interest rate contracts	Trading revenue	$71	$(29)
Foreign exchange contracts	Trading revenue	117	29
Equity contracts	Trading revenue	(1,048)	(476)
Precious metals contracts	Trading revenue	(22)	136
Credit contracts	Trading revenue	79	(26)
Total		$(803)	$(366)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2024	2023
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(54)	$43
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	151	412
Credit contracts	Other income (loss)	(25)	(15)
Other contracts(1)	Other income (loss)	(2)	(2)
Total		$70	$438

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

HSBC USA Inc.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at March 31, 2024 was $168 million, for which we had posted collateral of $57 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2023 was $169 million, for which we had posted collateral of $90 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$5	$52
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2024	December 31, 2023
	(in millions)
Interest rate:
Futures and forwards	$9,741	$5,143
Swaps	109,096	114,947
Options written	3,452	1,260
Options purchased	3,384	1,352
Total interest rate	125,673	122,702
Foreign exchange:
Swaps, futures and forwards	1,004,747	1,005,683
Options written	29,926	30,755
Options purchased	30,642	30,898
Spot	46,209	29,631
Total foreign exchange	1,111,524	1,096,967
Commodities, equities and precious metals:
Swaps, futures and forwards	39,555	53,110
Options written	1,339	1,713
Options purchased	7,716	8,464
Total commodities, equities and precious metals	48,610	63,287
Credit derivatives	15,937	16,710
Other contracts(1)	1,517	1,416
Total	$1,303,261	$1,301,082

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

HSBC USA Inc.
9. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain student loans held for investment, certain fixed-rate long-term debt issuances, all of our hybrid instruments, including structured notes and deposits, and certain client share repurchase transactions. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), changes in the fair value of fair value option assets and liabilities as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives are reported in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. We also elected to apply FVO accounting to certain student loans held for investment. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At March 31, 2024 and December 31, 2023, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At March 31, 2024
Student loans held for investment	$14	$16	$(2)
Commercial loans held for sale	264	272	(8)
Client share repurchase asset	661	661	—
Fixed rate long-term debt	756	741	15
Hybrid instruments:
Structured deposits	2,084	2,057	27
Structured notes	6,114	5,741	373
Client share repurchase liability	661	661	—
At December 31, 2023
Student loans held for investment	$15	$17	$(2)
Commercial loans held for sale	250	256	(6)
Client share repurchase asset	10	10	—
Fixed rate long-term debt	749	741	8
Hybrid instruments:
Structured deposits	1,821	1,816	5
Structured notes	6,790	6,418	372
Client share repurchase liability	10	10	—
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three months ended March 31, 2024 and 2023:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2024
Interest rate and other components(1)	$—	$23	$(141)	$(118)
Credit risk component(2)	1	—	—	1
Total mark-to-market on financial instruments designated at fair value	1	23	(141)	(117)
Mark-to-market on related derivatives	—	(27)	125	98
Net realized gain (loss) on related long-term debt derivatives	—	(1)	—	(1)
Gain (loss) on instruments designated at fair value and related derivatives	$1	$(5)	$(16)	$(20)

Three Months Ended March 31, 2023
Interest rate and other components(1)	$—	$(21)	$(450)	$(471)
Credit risk component(2)	(6)	—	—	(6)
Total mark-to-market on financial instruments designated at fair value	(6)	(21)	(450)	(477)
Mark-to-market on related derivatives	—	23	431	454
Net realized gain on related long-term debt derivatives	—	1	—	1
Gain (loss) on instruments designated at fair value and related derivatives	$(6)	$3	$(19)	$(22)

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

HSBC USA Inc.
10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended March 31,	2024	2023
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,734)	$(2,270)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(36) million and $68 million, respectively	(106)	207
Reclassification adjustment for gains realized in net income, net of tax of less than $(1) million and $(1) million, respectively(1)	(2)	(2)
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million and less than $(1) million, respectively(2)	1	(1)
Total other comprehensive income (loss) for period	(107)	204
Balance at end of period	(1,841)	(2,066)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	61	86
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(12) million and $21 million, respectively	(37)	63
Total other comprehensive income (loss) for period	(37)	63
Balance at end of period	24	149
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(260)	(396)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $10 million and $21 million, respectively	31	64
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $11 million, respectively(3)	5	34
Total other comprehensive income for period	36	98
Balance at end of period	(224)	(298)
Pension and postretirement benefit liability:
Balance at beginning and end of period	7	5
Total accumulated other comprehensive loss at end of period	$(2,034)	$(2,210)

(1)Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.
(2)Amount amortized to net income is included in interest income in our consolidated statement of income. During 2014, we transferred securities from available-for-sale to held-to-maturity. At the date of transfer, AOCI included net pretax unrealized losses related to the transferred securities which are being amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.
(3)Amount reclassified to net income is included in net interest income in our consolidated statement of income.

HSBC USA Inc.
11. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three months ended March 31, 2024 and 2023. See Note 23, "Fee Income from Contracts with Customers," in our 2023 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2023.

Three Months Ended March 31,	2024	2023
	(in millions)
Credit card fees, net	$15	$11
Trust and investment management fees	36	31
Other fees and commissions:
Account services	75	66
Credit facilities	91	73
Other fees	10	9
Total other fees and commissions	176	148
Servicing and other fees from HSBC affiliates	88	74
Insurance(1)	1	1
Total fee income from contracts with customers	316	265
Other non-fee revenue	223	188
Total other revenues(2)	$539	$453

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 13, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $27 million and $26 million during the three months ended March 31, 2024 and 2023, respectively. Credit card rewards program costs totaled $15 million and $16 million during the three months ended March 31, 2024 and 2023, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 17, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million at both March 31, 2024 and December 31, 2023. We expect to recognize this revenue over a remaining period of one year or less.
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

	March 31, 2024	December 31, 2023
	(in millions)
Assets:
Cash and due from banks	$166	$133
Interest bearing deposits with banks	14	90
Securities purchased under agreements to resell(1)	11	406
Trading assets	80	57
Loans	3,442	2,618
Other(2)	1,141	491
Total assets	$4,854	$3,795
Liabilities:
Deposits	$14,915	$9,110
Trading liabilities	78	321
Short-term borrowings	608	1,014
Long-term debt	6,508	6,511
Other(2)	267	331
Total liabilities	$22,376	$17,287

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

Three Months Ended March 31,	2024	2023
	(in millions)
Income (Expense):
Interest income	$54	$57
Interest expense	(130)	(119)
Net interest expense	(76)	(62)
Trading revenue (expense)	(2,020)	(778)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	48	41
HSBC Markets (USA) Inc. ("HMUS")	23	18
Other HSBC affiliates	17	15
Total servicing and other fees from HSBC affiliates	88	74
Gain on instruments designated at fair value and related derivatives	125	432
Support services from HSBC affiliates:
HSBC Technology & Services (USA) Inc. ("HTSU")	(235)	(220)
HMUS	(56)	(53)
Other HSBC affiliates	(108)	(111)
Total support services from HSBC affiliates	(399)	(384)
Rental income from HSBC affiliates(1)	14	9
Stock based compensation expense(2)	(9)	(5)

(1)We receive rental income from our affiliates for certain office space, which is recorded as a component of occupancy expense, net in our consolidated statement of income.
(2)Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in salaries and employee benefits in our consolidated statement of income. Certain employees are also eligible to participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 22, "Pension and Other Postretirement Benefits," in our 2023 Form 10-K.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both March 31, 2024 and December 31, 2023, long-term debt with affiliates reflected $6.5 billion of borrowings from HSBC North America. The outstanding balances include $2.0 billion of fixed-rate senior debt which matures in June 2025, $2.0 billion of fixed-rate senior debt which matures in September 2025, $0.5 billion of fixed-rate senior debt which matures in December 2027, $0.5 billion of fixed-rate senior debt which matures in December 2028 and $1.5 billion of fixed-rate senior debt which matures in June 2030.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either March 31, 2024 or December 31, 2023.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.

HSBC USA Inc.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2024 and December 31, 2023, we had the following loan balances outstanding with HSBC affiliates:

	March 31, 2024	December 31, 2023
	(in millions)
HMUS and subsidiaries	$2,140	$1,318
HSBC North America	1,300	1,300
Other short-term affiliate lending	2	—
Total loans	$3,442	$2,618
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $13.3 billion at both March 31, 2024 and December 31, 2023, of which $2.1 billion and $1.3 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $1.3 billion outstanding at both March 31, 2024 and December 31, 2023. The outstanding balance includes $1.0 billion that matures in May 2024 and $300 million that matures in July 2024.
We have extended lines of credit to various other HSBC affiliates totaling $3.4 billion which did not have any outstanding balances at either March 31, 2024 or December 31, 2023
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At March 31, 2024 and December 31, 2023, there were $2 million and nil, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $717.9 billion and $719.6 billion at March 31, 2024 and December 31, 2023, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $67 million and $29 million at March 31, 2024 and December 31, 2023, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 24, "Related Party Transactions," in our 2023 Form 10-K. There have been no significant changes in these activities since December 31, 2023.
Other Transactions with HSBC Affiliates:
At both March 31, 2024 and December 31, 2023, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," in our 2023 Form 10-K for additional details.

HSBC USA Inc.
13. Business Segments

We have distinct businesses, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB") and Global Banking and Markets ("GBM"). These businesses and a Corporate Center ("CC") serve as our reportable segments with the exception of GBM. Our GBM business is comprised of three distinct operating segments: Global Banking ("GB"), Markets and Securities Services ("MSS"), and Global Banking and Markets Other ("GBM Other"), which are separately reported. There have been no changes in the basis of our segmentation as compared with the presentation in our 2023 Form 10-K.
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
During the second quarter of 2023, we implemented a change to our internal management reporting to report net funding charges associated with MSS trading activities within other operating income to better align with the trading revenue generated by such activities. Historically, these funding charges were reported within net interest income (expense). There was no impact to consolidated net interest income (expense) or other operating income as these net funding charges are reversed back into net interest income (expense) in the CC. As a result, we have aligned our segment reporting for MSS and CC to reflect this change for all periods presented. The following table summarizes the impact of this change on reported segment net interest income (expense) and other operating income for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	As Previously Reported	After Reporting Changes
	(in millions)
Segment net interest income (expense):
MSS	$(68)	$13
CC	(26)	(107)
Total HUSI Consolidated	543	543

Segment other operating income:
MSS	$177	$96
CC	10	91
Total HUSI Consolidated	386	386
There have been no changes in the measurement of segment profit as compared with the presentation in our 2023 Form 10-K.
A summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2023 Form 10-K. There have been no significant changes since December 31, 2023 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2024
Net interest income (expense)	$179	$292	$117	$9	$18	$(168)	$447	$7	$(28)	$426
Other operating income	67	78	84	81	22	173	505	(3)	37	539
Total operating income	246	370	201	90	40	5	952	4	9	965
Expected credit losses / provision for credit losses	—	(2)	(5)	—	—	—	(7)	9	—	2
	246	372	206	90	40	5	959	(5)	9	963
Operating expenses	187	179	131	79	22	75	673	3	9	685
Profit (loss) before income tax	$59	$193	$75	$11	$18	$(70)	$286	$(8)	$—	$278
Balances at end of period:
Total assets	$37,255	$56,195	$10,165	$33,767	$40,290	$3,889	$181,561	$(14,595)	$—	$166,966
Total loans, net	23,955	23,880	9,717	73	367	—	57,992	(561)	1,785	59,216
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	29,936	40,214	41,137	1,157	1,839	—	114,283	(1,750)	9,520	122,053

Three Months Ended March 31, 2023
Net interest income (expense)	$213	$285	$139	$13	$—	$(107)	$543	$1	$(61)	$483
Other operating income	52	72	54	96	21	91	386	(7)	74	453
Total operating income (expense)	265	357	193	109	21	(16)	929	(6)	13	936
Expected credit losses / provision for credit losses	10	16	3	—	—	—	29	(9)	—	20
	255	341	190	109	21	(16)	900	3	13	916
Operating expenses	175	150	135	69	18	32	579	37	13	629
Profit (loss) before income tax	$80	$191	$55	$40	$3	$(48)	$321	$(34)	$—	$287
Balances at end of period:
Total assets	$42,518	$54,607	$10,506	$34,692	$37,546	$2,496	$182,365	$(15,815)	$—	$166,550
Total loans, net	22,429	24,793	9,812	507	273	—	57,814	(747)	1,807	58,874
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	31,166	43,229	40,422	1,260	1,378	—	117,455	(2,022)	6,735	122,168

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$13,036	4.5%	(2)	13.1%	$12,822	4.5%	(2)	13.0%
HSBC Bank USA	15,694	6.5		16.4	15,407	6.5		16.1
Tier 1 capital ratio:
HSBC USA	13,301	6.0		13.4	13,087	6.0		13.3
HSBC Bank USA	17,194	8.0		18.0	16,907	8.0		17.7
Total capital ratio:
HSBC USA	15,650	10.0		15.7	15,452	10.0		15.7
HSBC Bank USA	19,298	10.0		20.1	19,024	10.0		19.9
Tier 1 leverage ratio:
HSBC USA	13,301	4.0	(2)	8.0	13,087	4.0	(2)	7.7
HSBC Bank USA	17,194	5.0		10.5	16,907	5.0		10.2
Risk-weighted assets:(3)
HSBC USA	99,563				98,450
HSBC Bank USA	95,788				95,455
Adjusted quarterly average assets:(4)
HSBC USA	167,189				170,527
HSBC Bank USA	163,099				166,526

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at March 31, 2024 and December 31, 2023 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	March 31, 2024		December 31, 2023
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$21	$—	$23	$—
Interest, taxes and other liabilities	—	28	—	17
Total	$21	$28	$23	$17
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

HSBC USA Inc.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at March 31, 2024 and December 31, 2023:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At March 31, 2024
Limited partnership investments	$6,537	$799	$312	$799
Asset-backed financing SPEs	1,107	928	—	928
Total	$7,644	$1,727	$312	$1,727
At December 31, 2023
Limited partnership investments	$6,718	$793	$327	$793
Asset-backed financing SPEs	1,107	938	—	938
Total	$7,825	$1,731	$327	$1,731
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at March 31, 2024 and December 31, 2023. Following the table is a description of the various arrangements.

	March 31, 2024		December 31, 2023
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$86	$3,900	$54	$2,992
Financial standby letters of credit, net of participations(3)(4)	—	5,482	—	5,785
Performance standby letters of credit, net of participations(3)(4)	—	3,045	—	3,320
Total	$86	$12,427	$54	$12,097

(1)Includes $2,194 million and $1,483 million of notional issued for the benefit of HSBC affiliates at March 31, 2024 and December 31, 2023, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,660 million and $2,080 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at March 31, 2024 and December 31, 2023, respectively.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$86	$3,900	$54	$2,992
Buy-protection credit derivative positions	(161)	12,037	(196)	13,718
Net position(1)	$(75)	$8,137	$(142)	$10,726

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $51 million and $49 million at March 31, 2024 and December 31, 2023, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $20 million and $17 million at March 31, 2024 and December 31, 2023, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at March 31, 2024 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps	1.2	$873	$488	$1,361
Index credit derivatives	4.5	1,824	715	2,539
Subtotal		2,697	1,203	3,900
Standby Letters of Credit(2)	0.9	6,402	2,125	8,527
Total		$9,099	$3,328	$12,427

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation described in Note 30, "Litigation and Regulatory Matters" in our 2023 Form 10-K. Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders.
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $34 million and $40 million at March 31, 2024 and December 31, 2023, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We have entered into a total return swap position to economically hedge the periodic payments made under these swap agreements. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 8, "Derivative Financial Instruments," for further information.
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
Lease Obligations We are obligated under a number of noncancellable operating leases for premises and equipment. See Note 12, "Leases," in our 2023 Form 10-K for a full discussion of our leases, including a maturity analysis of our operating lease liabilities.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at March 31, 2024 and December 31, 2023.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $23 million at both March 31, 2024 and December 31, 2023. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $30 million at March 31, 2024. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to

HSBC USA Inc.
facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 30, "Litigation and Regulatory Matters," in our 2023 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.4 billion at both March 31, 2024 and December 31, 2023.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Interest bearing deposits with banks(1)	$407	$998
Trading assets(2)	2,472	3,046
Securities available-for-sale(3)	9,829	9,773
Securities held-to-maturity(3)	5,197	5,387
Loans(4)	20,778	18,810
Other assets(5)	908	934
Total	$39,591	$38,948

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $863 million and $161 million at March 31, 2024 and December 31, 2023, respectively. The fair value of trading assets that could be sold or repledged was $2,472 million and $3,046 million at March 31, 2024 and December 31, 2023, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $12,474 million and $19,278 million at March 31, 2024 and December 31, 2023, respectively. Of this collateral, $11,824 million and $19,278 million could be sold or repledged at March 31, 2024 and December 31, 2023, respectively, of which $1,288 million and $2,696 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at March 31, 2024 and December 31, 2023:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At March 31, 2024
Assets:
Securities purchased under resale agreements	$12,557	$4,251	$8,306	$8,281	$16	$9
Liabilities:
Securities sold under repurchase agreements	$4,631	$4,251	$380	$380	$—	$—

At December 31, 2023
Assets:
Securities purchased under resale agreements	$19,382	$5,504	$13,878	$13,677	$7	$194
Liabilities:
Securities sold under repurchase agreements	$5,771	$5,504	$267	$266	$—	$1

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at March 31, 2024 and December 31, 2023:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At March 31, 2024
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1,563	$822	$1,136	$1,110	$—	$4,631

At December 31, 2023
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$3,107	$288	$918	$1,458	$—	$5,771

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
March 31, 2024	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,462	$962	$—	$4,424	$—	$4,424
Debt securities issued by foreign entities	1,045	8	—	1,053	—	1,053
Equity securities	12,273	—	—	12,273	—	12,273
Precious metals trading	—	329	—	329	—	329
Derivatives:(2)
Interest rate contracts	5	1,321	5	1,331	—	1,331
Foreign exchange contracts	—	10,496	11	10,507	—	10,507
Equity contracts	—	838	210	1,048	—	1,048
Precious metals contracts	—	1,222	—	1,222	—	1,222
Credit contracts	—	147	—	147	—	147
Other contracts(3)	—	—	4	4	—	4
Derivatives netting	—	—	—	—	(13,371)	(13,371)
Total derivatives	5	14,024	230	14,259	(13,371)	888
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	8,018	14,234	—	22,252	—	22,252
Asset-backed securities:
Home equity	—	—	11	11	—	11
Other	—	—	91	91	—	91
Debt securities issued by foreign entities	3,085	111	—	3,196	—	3,196
Loans(5)	—	14	—	14	—	14
Loans held for sale(5)	—	239	25	264	—	264
Other assets:
Mortgage servicing rights	—	—	19	19	—	19
Equity securities	—	125	—	125	—	125
Equity securities measured at net asset value(6)	—	—	—	142	—	142
Other(5)(7)	—	661	—	661	—	661
Total assets	$27,888	$30,707	$376	$59,113	$(13,371)	$45,742
Liabilities:
Domestic deposits(5)	$—	$1,753	$331	$2,084	$—	$2,084
Trading liabilities, excluding derivatives	1,210	38	—	1,248	—	1,248
Derivatives:(2)
Interest rate contracts	4	1,011	8	1,023	—	1,023
Foreign exchange contracts	—	10,559	11	10,570	—	10,570
Equity contracts	—	1,118	143	1,261	—	1,261
Precious metals contracts	—	1,136	—	1,136	—	1,136
Credit contracts		229	—	229	—	229
Other contracts(3)		—	34	34	—	34
Derivatives netting	—	—	—	—	(12,740)	(12,740)
Total derivatives	4	14,053	196	14,253	(12,740)	1,513
Long-term debt(5)	—	4,911	1,959	6,870	—	6,870
Other liabilities(5)(7)	—	661	—	661	—	661
Total liabilities	$1,214	$21,416	$2,486	$25,116	$(12,740)	$12,376

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2023	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,564	$1,208	$—	$4,772	$—	$4,772
Debt securities issued by foreign entities	4,019	—	—	4,019	—	4,019
Equity securities	11,702	—	—	11,702	—	11,702
Precious metals trading	—	346	—	346	—	346
Derivatives:(2)
Interest rate contracts	7	1,246	2	1,255	—	1,255
Foreign exchange contracts	—	13,605	1	13,606	—	13,606
Equity contracts	7	844	190	1,041	—	1,041
Precious metals contracts	3	1,150	—	1,153	—	1,153
Credit contracts	—	107	2	109	—	109
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(15,870)	(15,870)
Total derivatives	17	16,952	200	17,169	(15,870)	1,299
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	7,799	15,324	—	23,123	—	23,123
Asset-backed securities:
Home equity	—	—	12	12	—	12
Other	—	—	92	92	—	92
Debt securities issued by foreign entities	2,359	110	—	2,469	—	2,469
Loans(5)	—	15	—	15	—	15
Loans held for sale(5)	—	218	32	250	—	250
Other assets:
Mortgage servicing rights	—	—	19	19	—	19
Equity securities	—	127	—	127	—	127
Equity securities measured at net asset value(6)	—	—	—	143	—	143
Other(5)(7)	—	10	—	10	—	10
Total assets	$29,460	$34,310	$355	$64,268	$(15,870)	$48,398
Liabilities:
Domestic deposits(5)	$—	$1,528	$293	$1,821	$—	$1,821
Trading liabilities, excluding derivatives	1,688	301	—	1,989	—	1,989
Derivatives:(2)
Interest rate contracts	16	1,100	6	1,122	—	1,122
Foreign exchange contracts	—	13,534	1	13,535	—	13,535
Equity contracts	—	1,104	169	1,273	—	1,273
Precious metals contracts	—	1,033	—	1,033	—	1,033
Credit contracts	—	259	1	260	—	260
Other contracts(3)	—	—	40	40	—	40
Derivatives netting	—	—	—	—	(15,431)	(15,431)
Total derivatives	16	17,030	217	17,263	(15,431)	1,832
Long-term debt(5)	—	5,620	1,919	7,539	—	7,539
Other liabilities(5)(7)	—	10	—	10	—	10
Total liabilities	$1,704	$24,489	$2,429	$28,622	$(15,431)	$13,191

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $821 million and $1,276 million and trading derivative liabilities of $1,298 million and $1,496 million at March 31, 2024 and December 31, 2023, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 8, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
(3)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
(4)Securities available-for-sale are recorded at fair value through other comprehensive income (loss). Changes in the allowance for credit losses on securities available-for-sale are recorded through net income.

HSBC USA Inc.
(5)See Note 9, "Fair Value Option," for additional information. Excluding the fair value movement on fair value option liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), fair value option assets and liabilities are recorded at fair value through net income.
(6)Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.
(7)Consists of assets and liabilities associated with certain client share repurchase transactions.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2024 and 2023. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(4)	$(1)	$—	$—	$—	$—	$2	$—	$(3)	$(1)	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	21	59	—	—	—	3	(7)	(9)	67	50	—
Credit contracts	1	(3)	—	—	—	(1)	—	3	—	—	—
Other contracts(2)	(35)	(2)	—	—	—	7	—	—	(30)	—	—
Asset-backed securities available-for-sale(3)	104	—	(1)	—	—	(1)	—	—	102	—	(1)
Loans held for sale(4)	32	1	—	17	—	(24)	3	(4)	25	1	—
Mortgage servicing rights(5)	19	—	—	—	—	—	—	—	19	—	—
Total assets	$138	$54	$(1)	$17	$—	$(16)	$(2)	$(10)	$180	$50	$(1)
Liabilities:
Domestic deposits(4)	$(293)	$(4)	$(2)	$—	$(74)	$35	$—	$7	$(331)	$(3)	$(2)
Long-term debt(4)	(1,919)	(107)	(2)	—	(327)	281	(13)	128	(1,959)	(69)	(2)
Total liabilities	$(2,212)	$(111)	$(4)	$—	$(401)	$316	$(13)	$135	$(2,290)	$(72)	$(4)

HSBC USA Inc.

	Jan. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(5)	$1	$—	$—	$—	$—	$—	$—	$(4)	$1	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(226)	128	—	—	—	12	—	2	(84)	112	—
Credit contracts	2	—	—	—	—	—	—	—	2	—	—
Other contracts(2)	(33)	(2)	—	—	—	11	—	—	(24)	—	—
Asset-backed securities available-for-sale(3)	108	—	1	—	—	(2)	—	—	107	—	1
Loans held for sale(4)	49	—	—	1	—	—	—	—	50	—	—
Mortgage servicing rights(5)	22	(1)	—	—	—	—	—	—	21	(1)	—
Total assets	$(83)	$126	$1	$1	$—	$21	$—	$2	$68	$112	$1
Liabilities:
Domestic deposits(4)	$(373)	$(6)	$4	$—	$—	$80	$—	$25	$(270)	$(2)	$4
Long-term debt(4)	(2,639)	(166)	22	—	(189)	175	(1)	403	(2,395)	(119)	22
Total liabilities	$(3,012)	$(172)	$26	$—	$(189)	$255	$(1)	$428	$(2,665)	$(121)	$26

(1)Level 3 net derivatives included derivative assets of $230 million and derivative liabilities of $196 million at March 31, 2024 and derivative assets of $113 million and derivative liabilities of $223 million at March 31, 2023. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at March 31, 2024 and December 31, 2023:

March 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(3)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	51% - 100%	84%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	(18)bps	N/A
Equity derivative contracts(2)	$67	Option pricing model	Equity / Equity Index volatility	6% - 130%	40%
			Equity / Equity and Equity / Index correlation	35% - 97%	82%
			Equity forward price	$42 - $6,897	$1,798
Other derivative contracts	$(30)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	0.8 years	N/A
Asset-backed securities available-for-sale	$102	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$25	Market comparables and internal assumptions	Adjusted market price	48% - 101%	91%
Mortgage servicing rights	$19	Discounted cash flows	Constant prepayment rates	6% - 16%	6%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$72 - $75 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(331)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 29%	13%
			Equity / Equity and Equity / Index correlation	43% - 88%	66%
Long-term debt (structured notes)(2)(3)	$(1,959)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 95%	23%
			Equity / Equity and Equity / Index correlation	35% - 97%	84%
			Credit default swap spreads	795bps	NA

HSBC USA Inc.

December 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(4)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	71% - 92%	84%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	8bps	N/A
Equity derivative contracts(2)	$21	Option pricing model	Equity / Equity Index volatility	6% - 111%	41%
			Equity / Equity and Equity / Index correlation	45% - 97%	84%
			Equity forward price	$41 - $6,245	$643
Credit derivative contracts	$1	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	59bps - 1,558bps	160bps
Other derivative contracts	$(35)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$104	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$32	Market comparables and internal assumptions	Adjusted market price	78% - 100%	90%
Mortgage servicing rights	$19	Discounted cash flows	Constant prepayment rates	6% - 17%	6%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$72 - $77 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(293)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 29%	13%
			Equity / Equity and Equity / Index correlation	51% - 93%	71%
Long-term debt (structured notes)(2)(3)	$(1,919)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 95%	22%
			Equity / Equity and Equity / Index correlation	45% - 97%	84%
			Credit default swap spreads	948bps	NA

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
Significant Transfers Into and Out of Level 3 Measurements During the three months ended March 31, 2024, we transferred $128 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the three months ended March 31, 2024, we transferred $13 million of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable.
During the three months ended March 31, 2023, we transferred $25 million of domestic deposits and $403 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease right-of-use ("ROU") assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at March 31, 2024 and December 31, 2023. The gains (losses) during the three months ended March 31, 2024 and 2023 are also included.

	Non-Recurring Fair Value Measurements at March 31, 2024				Total Gains (Losses) For the Three Months Ended March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$103	$—	$103	$1
Commercial loans held for sale	—	—	—	—	2
Commercial loans(2)	—	—	382	382	(2)
Leases(3)	—	—	—	—	(3)
Total assets at fair value on a non-recurring basis	$—	$103	$382	$485	$(2)

	Non-Recurring Fair Value Measurements at December 31, 2023				Total Gains (Losses) For the Three Months Ended March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$106	$—	$106	$(1)
Commercial loans held for sale	—	—	—	—	(1)
Commercial loans(2)	—	—	374	374	3
Leases(3)	—	—	—	—	(15)
Total assets at fair value on a non-recurring basis	$—	$106	$374	$480	$(14)

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
(3)During the first quarters of 2024 and 2023, we wrote down lease ROU assets and leasehold improvement assets associated with the exit of certain office space, including the partial exit of our previous U.S. headquarters during the first quarter of 2024.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at March 31, 2024 and December 31, 2023:

At March 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$382	Valuation of third-party appraisal on underlying collateral	Loss severity rates	2% - 100%	25%

At December 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$374	Valuation of third-party appraisal on underlying collateral	Loss severity rates	1% - 93%	25%

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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund

HSBC USA Inc.
managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $21 million at both March 31, 2024 and December 31, 2023.
The following tables provide additional information relating to our available-for-sale asset-backed securities at March 31, 2024:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$11
BBB - B	Other	91
		$102

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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at March 31, 2024 and December 31, 2023, and their classification within the fair value hierarchy:

March 31, 2024	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$31,400	$31,400	$695	$30,687	$18
Federal funds sold and securities purchased under agreements to resell	8,306	8,306	—	8,306	—
Securities held-to-maturity, net of allowance for credit losses	15,294	14,717	1,878	12,839	—
Commercial loans, net of allowance for credit losses	39,742	40,744	—	—	40,744
Commercial loans held for sale	189	189	—	189	—
Consumer loans, net of allowance for credit losses	19,460	17,237	—	—	17,237
Financial liabilities:
Short-term financial liabilities	$7,051	$7,051	$—	$7,033	$18
Deposits	119,969	119,959	—	119,959	—
Long-term debt	12,569	13,157	—	13,157	—

December 31, 2023	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$25,732	$25,732	$704	$25,015	$13
Federal funds sold and securities purchased under agreements to resell	13,878	13,878	—	13,878	—
Securities held-to-maturity, net of allowance for credit losses	15,076	14,689	—	14,689	—
Commercial loans, net of allowance for credit losses	39,383	40,557	—	—	40,557
Commercial loans held for sale	89	89	—	89	—
Consumer loans, net of allowance for credit losses	18,998	17,043	—	—	17,043
Financial liabilities:
Short-term financial liabilities	$9,927	$9,927	$—	$9,914	$13
Deposits	119,462	119,465	—	119,465	—
Long-term debt	11,122	11,645	—	11,645	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $165 million and $162 million at March 31, 2024 and December 31, 2023, respectively.

HSBC USA Inc.
18. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 30, "Litigation and Regulatory Matters," in our 2023 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2023 Form 10-K are reported herein.
In addition to the matters described below and in our 2023 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 30, "Litigation and Regulatory Matters," in our 2023 Form 10-K, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $100 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Precious Metals Fix Matters
Platinum and Palladium Fix Litigation In April 2024, a settlement in principle was reached with the plaintiffs to resolve the Platinum and Palladium Fix Litigation. The settlement in principle remains subject to finalization of the documentation and court approval. The financial impact of the settlement is not material.
Mortgage Securitization Trust Litigation
The First Department affirmed dismissal of the Zittman case, and Zittman has filed a motion seeking reconsideration or, in the alternative, leave to appeal to the New York State Court of Appeals.
First Citizens Litigation
Defendants filed a motion to dismiss in August 2023. In January 2024, the court denied defendants' motion in part and granted it in part and directed plaintiff to amend its complaint to specify its allegations as to each defendant. In February 2024, First Citizens filed its amended complaint. In March 2024, defendants filed a motion to dismiss portions of the amended complaint.
Anti-Terrorism Act Cases
Charlotte Freeman, et al. v. HSBC Holdings plc, et al.
Plaintiffs filed a motion to vacate the judgment against them in February 2024.

HSBC USA Inc.
19. New Accounting Pronouncements

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
•the potential impact of any legal, regulatory or policy changes affecting financial institutions and the global economy as a result of changes by the current or future administrations;
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
•unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and
•the other risk factors and uncertainties described under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").
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
Economic Environment  The U.S. economy continued to grow during the first quarter of 2024 despite continued pressures from inflation and elevated interest rates, which are expected to lead to a slowdown of future economic growth. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 1.6 percent in the first quarter of 2024, while the personal consumption expenditures price index of 2.7 percent in March 2024 remained slightly above the FRB's target inflation rate. In March 2024, the FRB decided to hold short-term interest rates steady and, while interest rates are expected to remain elevated for some time, the FRB is expected to start decreasing short-term interest rates in 2024, the timing of which is dependent upon future economic conditions.
Although the U.S. economy continued to grow during the first quarter of 2024, economic uncertainty remains due to elevated interest rates, inflation levels and the expectation for slowing economic growth, all of which will continue to impact our business in future periods. Concerns over domestic and global policy issues, trade policy in the U.S. and geopolitical events, including the turmoil in the Middle East, as well as the implications of those events on the markets in general, further add to the global uncertainty. Interest rate levels, inflation and economic growth, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2024 and beyond.
Performance, Developments and Trends As previously disclosed, in November 2023, the Federal Deposit Insurance Corporation ("FDIC") issued a final rule that imposes a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund ("DIF") arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. This resulted in additional deposit insurance assessment fees of $243 million being accrued in 2023. Because the estimated loss to the DIF will be periodically adjusted as actual losses are incurred, the FDIC retains the ability to cease collection early, extend the special assessment collection period beyond the initial eight-quarter collection period, or impose a final shortfall special assessment after the receiverships for the two banks are terminated. During the first quarter of 2024, we became aware that the estimated loss to the DIF has increased and, as a result, we accrued $36 million of additional deposit insurance assessment fees to reflect our best estimate of the updated special assessment amount. The FDIC is expected to inform banks who are required to fund the shortfall in the DIF of the amount of the updated special assessment in June 2024.
The following tables set forth selected financial metrics of HUSI for the three months ended March 31, 2024 and 2023 and at March 31, 2024 and December 31, 2023:

Three Months Ended March 31,	2024	2023
	(dollars are in millions)
Income before income tax	$278	$287
Net income	225	217
Rate of return on average:
Total assets	.5%	.5%
Common equity	7.9	7.3
Tangible common equity(1)	8.2	7.6
Total equity	7.7	7.1
Net interest margin	1.10	1.28
Efficiency ratio	71.0	67.2
Commercial net charge-off ratio(2)	—	.04
Consumer net charge-off ratio(2)	—	.09

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

Three Months Ended March 31,	2024	2023
	(in millions)
Common equity	$11,449	$12,091
Less: Goodwill	458	458
Tangible common equity	$10,991	$11,633
(2)Excludes loans held for sale.

HSBC USA Inc.

	March 31, 2024	December 31, 2023
Additional Select Ratios:
Allowance as a percent of loans(1)	.97%	1.00%
Commercial allowance as a percent of loans(1)	1.40	1.44
Consumer allowance as a percent of loans(1)	.09	.09
Loans to deposits ratio(2)	48.89	48.43
Common equity Tier 1 capital to risk-weighted assets	13.1	13.0
Tier 1 capital to risk-weighted assets	13.4	13.3
Total capital to risk-weighted assets	15.7	15.7
Tier 1 leverage ratio	8.0	7.7
Total equity to total assets	7.0	6.9

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $225 million during the three months ended March 31, 2024 compared with $217 million during the three months ended March 31, 2023. Income before income tax was $278 million during the three months ended March 31, 2024 compared with $287 million during the three months ended March 31, 2023. The decrease in income before income tax during the three months ended March 31, 2024 was due to lower net interest income as interest expense on deposits and interest bearing liabilities grew faster than interest income on interest earning assets as well as higher operating expenses driven by the additional deposit insurance special assessment fees which were accrued in the first quarter of 2024 as discussed above. These decreases were largely offset by higher other revenues driven by higher trading revenue and a lower provision for credit losses.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
In March 2024, the SEC adopted final rules that will require registrants to disclose climate-related information in registration statements and annual reports, including material climate-related risks, descriptions of board oversight and risk management activities, the material impacts of these risks on a registrant's strategy, business model and outlook, and any material climate-related targets or goals. Non-accelerated filers such as HSBC USA will be exempt from the requirements to disclose Scope 1 and Scope 2 emissions. Registrants will also have to disclose, among other things, certain effects of severe weather events and other natural conditions (e.g., hurricanes, tornadoes, flooding) relating to capitalized costs and charges, expenditures and losses in their audited financial statements. HSBC USA will be required to comply with the rules for fiscal years beginning January 1, 2027, with certain additional disclosure requirements becoming applicable for fiscal years beginning January 1, 2028. Following adoption of the rules, several lawsuits were filed challenging them and subsequently consolidated into the Eighth Circuit Court of Appeals. The SEC issued an order in April 2024 to stay the rules pending the judicial review by the Eighth Circuit of the consolidated challenges.

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

Three Months Ended March 31,	2024	2023
	(in millions)
Profit before tax – U.S. GAAP basis	$278	$287
Adjustments:
Expected credit losses	10	(8)
Renewable energy tax credit investments	4	4
Other long-lived assets	(1)	33
Other	(5)	5
Profit before tax – Group Reporting Basis	$286	$321
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2023 Form 10-K. There have been no significant changes since December 31, 2023 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results. Differences in reported profit before tax in the table above that were individually significant for the periods presented are explained below.
During the first quarter of 2024, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses ("ECL") estimate), while under U.S. GAAP such loans require a lifetime ECL estimate. Primarily as a result of the different requirements, loss provisions associated with growth in innovation banking were more pronounced under U.S. GAAP.
During the first quarter of 2023, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, the favorable impact of improved housing price forecasts on residential mortgages was more pronounced under U.S. GAAP.
During the first quarter of 2023, other long-lived assets in the table above reflects $19 million of lease related impairment charges under U.S. GAAP associated with the exit of certain office space, while under the Group Reporting Basis, impairment was recognized when we committed to vacate the space in the fourth quarter of 2022. In addition, amortization expense for long-lived assets was higher under U.S. GAAP due primarily to the impact of an impairment charge recorded under the Group Reporting Basis in 2020 related to the write-off of all the capitalized software and a portion of the leasehold improvements associated with our Wealth and Personal Banking business segment, while under U.S. GAAP no impairment charge was required. Subsequent to recognition of the impairment charge in 2020, expenditures for software development and newly completed leasehold improvements in our Wealth and Personal Banking business segment were capitalized and amortized over their useful lives under U.S. GAAP, but not under the Group Reporting Basis. Consequently, the carrying amounts of capitalized software and leasehold improvements were higher under U.S. GAAP than under the Group Reporting Basis and, as a result, corresponding amortization expense was higher under U.S. GAAP. As previously disclosed, during the second quarter of 2023, we determined that the cash generating unit was no longer impaired under the Group Reporting Basis and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that had since been sold.

HSBC USA Inc.
Balance Sheet Review

The following table provides balance sheet totals at March 31, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	March 31, 2024	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$39,688	$91	.2%
Loans, net	59,216	820	1.4
Loans held for sale	453	114	33.6
Trading assets	18,900	(3,215)	(14.5)
Securities	40,844	72	.2
All other assets	7,865	846	12.1
	$166,966	$(1,272)	(.8)%
Period end liabilities and equity:
Total deposits	$122,053	$770	.6%
Trading liabilities	2,546	(939)	(26.9)
Short-term borrowings	7,033	(2,881)	(29.1)
Long-term debt	19,439	778	4.2
Interest, taxes and other liabilities	4,139	883	27.1
Total equity	11,756	117	1.0
	$166,966	$(1,272)	(.8)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments were relatively flat compared with December 31, 2023 as an increase in funds driven primarily by lower trading asset positions as discussed in detail below was largely offset by lower short-term borrowings.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at March 31, 2024, excluding loans held for sale, and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	March 31, 2024	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$7,071	$(16)	(.2)%
Business and corporate banking	16,047	323	2.1
Global banking(1)	10,522	(203)	(1.9)
Other commercial(2)	6,665	244	3.8
Total commercial	40,305	348	.9
Consumer loans:
Residential mortgages	18,825	484	2.6
Home equity mortgages	382	(7)	(1.8)
Credit cards	189	(10)	(5.0)
Other consumer	96	(5)	(5.0)
Total consumer	19,492	462	2.4
Total loans	59,797	810	1.4
Allowance for credit losses(3)	581	(10)	(1.7)
Loans, net	$59,216	$820	1.4%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)Includes loans to HSBC affiliates which totaled $3,442 million and $2,618 million at March 31, 2024 and December 31, 2023, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans increased compared with December 31, 2023 driven by higher loans to affiliates, partially offset by paydowns and maturities exceeding new business activity as we continued to apply a disciplined lending approach. The decline in commercial non-affiliate loans was primarily in the diversified financials, consumer services, banking and technology industries, partially offset by increases in the utilities and real estate industries.
Consumer loans increased compared with December 31, 2023 due to continued growth in residential mortgages.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	March 31, 2024		December 31, 2023
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.7%	98.2%	99.1%	98.9%
80% < LTV < 90%	1.3	1.8	.9	1.1
90% < LTV < 100%	—	—	—	—
LTV > 100%	—	—	—	—
Average LTV for portfolio	49.8	46.8	49.5	46.3

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
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at December 31, 2023 and September 30, 2023, respectively.

HSBC USA Inc.
Loans Held for Sale  The following table summarizes loans held for sale at March 31, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	March 31, 2024	Amount	%
	(dollars are in millions)
Commercial loans:
Global banking	$453	$114	33.6%
Total commercial	453	114	33.6
Consumer loans:
Residential mortgages	—	—	—
Total consumer	—	—	—
Total loans held for sale	$453	$114	33.6%
Commercial loans held for sale increased compared with December 31, 2023. Included in commercial loans held for sale are certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $189 million and $89 million at March 31, 2024 and December 31, 2023, respectively.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $264 million and $250 million at March 31, 2024 and December 31, 2023, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Consumer loans held for sale were nil at both March 31, 2024 and December 31, 2023. Included in residential mortgage loans held for sale are agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income.
Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was nil and $2 million at March 31, 2024 and December 31, 2023, respectively. The valuation allowance on consumer loans held for sale was nil at both March 31, 2024 and December 31, 2023.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at March 31, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	March 31, 2024	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$17,750	$(2,743)	(13.4)%
Precious metals	329	(17)	(4.9)
Derivatives, net	821	(455)	(35.7)
	$18,900	$(3,215)	(14.5)%
Trading liabilities:
Securities sold, not yet purchased	$1,210	$(478)	(28.3)%
Payables for precious metals	38	(263)	(87.4)
Derivatives, net	1,298	(198)	(13.2)
	$2,546	$(939)	(26.9)%

(1)See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

HSBC USA Inc.
Trading securities balances were lower compared with December 31, 2023 due primarily to a decrease in foreign sovereign positions, partially offset by an increase in equity positions. Trading security positions are primarily held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were also lower compared with December 31, 2023 due to a decrease in short U.S. Treasury positions related to economic hedges of trading security positions held for Community Reinvestment Act purposes.
Precious metals trading assets were relatively flat compared with December 31, 2023 as a decrease in our own silver inventory position was largely offset by an increase in our own platinum inventory position. Payables for precious metals were lower compared with December 31, 2023 reflecting a decline in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2023 mainly from market movements which resulted in lower valuations of foreign exchange derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were relatively flat compared with December 31, 2023 as net purchases of foreign sovereign securities was offset by net sales, paydowns and maturities of U.S. Treasury, U.S. Government sponsored mortgage-backed and U.S. Government agency mortgage-backed securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets were higher compared with December 31, 2023 due primarily to increases in assets associated with client share repurchase transactions and outstanding settlement balances related to security sales. These increases were partially offset by lower margin requirements related to futures trading and lower cash collateral posted.
Deposits  The following table summarizes deposit balances by major depositor categories at March 31, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	March 31, 2024	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$104,613	$(4,824)	(4.4)%
Domestic and foreign banks	14,842	5,491	58.7
U.S. government and states and political subdivisions	112	(14)	(11.1)
Foreign governments and official institutions	2,486	117	4.9
Total deposits	$122,053	$770	.6%
Total deposits increased compared with December 31, 2023 due primarily to higher deposits from affiliates, partially offset by lower commercial deposits reflecting the impacts of deposit repricing in the current rate environment and seasonality as clients managed their cash needs at year-end. Also contributing to the increase, to a lesser extent, were higher retail time deposits.
Short-Term Borrowings  Short-term borrowings were lower compared with December 31, 2023 due primarily to a decrease in federal funds purchased resulting from the management of our short-term funding positions. We continue to actively manage our balance sheet to maximize returns while maintaining adequate liquidity.
Long-Term Debt  Long-term debt increased compared with December 31, 2023 due to debt issuances, partially offset by debt retirements. Debt issuances during the three months ended March 31, 2024 totaled $2,335 million, of which nil was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $2,335 million of senior debt during the three months ended March 31, 2024, which included $1,500 million of senior notes that were issued by HSBC USA in March as well as $835 million of structured notes. Total long-term debt outstanding under this shelf was $10,065 million and $9,227 million at March 31, 2024 and December 31, 2023, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled nil during the three months ended March 31, 2024. Total debt outstanding under this program was $1,904 million and $1,918 million at March 31, 2024 and December 31, 2023, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both March 31, 2024 and December 31, 2023.

HSBC USA Inc.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2023 due primarily to increases in liabilities associated with client share repurchase transactions and outstanding settlement balances related to security purchases. These increases were partially offset by lower derivative balances associated with hedging activities.

Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2024 Compared with 2023 Increase (Decrease)
Three Months Ended March 31,	2024	Volume	Rate	2023
	(dollars are in millions)
Interest income:
Short-term investments	$448	$(84)	$122	$410
Trading securities	85	26	10	49
Securities	445	54	68	323
Commercial loans	711	(33)	87	657
Consumer loans	188	14	28	146
Other	16	(5)	2	19
Total interest income	1,893	(28)	317	1,604
Interest expense:
Deposits	1,012	44	212	756
Short-term borrowings	154	21	33	100
Long-term debt	285	4	25	256
Tax liabilities and other	16	5	2	9
Total interest expense	1,467	74	272	1,121
Net interest income	$426	$(102)	$45	$483

Yield on total interest earning assets	4.88%			4.23%
Cost of total interest bearing liabilities	4.75			3.87
Interest rate spread	.13			.36
Benefit from net non-interest paying funds(1)	.97			.92
Net interest margin on average earning assets	1.10%			1.28%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income decreased during the three months ended March 31, 2024 due to higher interest expense from interest bearing liabilities driven by higher rates paid and higher average balances, primarily in deposits and short-term borrowings, partially offset by higher interest income from interest earning assets driven by higher yields and higher average balances in securities and trading securities. Also contributing to the decrease was the unfavorable impact of lower average balances in short-term investments and commercial loans.
Higher yields on interest earning assets and higher rates paid on interest bearing liabilities reflect the impact of higher market rates.
Short-term investments Interest income increased during the three months ended March 31, 2024 due to higher yields, partially offset by lower average balances.
Trading securities Interest income increased during the three months ended March 31, 2024 due to higher average balances and higher yields. Higher average balances were driven by increases in equity, U.S. Treasury and U.S. Government sponsored

HSBC USA Inc.
mortgage-backed positions, partially offset by a decline in foreign sovereign positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during the three months ended March 31, 2024 due to higher yields and higher average balances. Higher average balances were driven by increases in U.S. Government agency mortgage-backed, foreign sovereign and U.S. Treasury securities, partially offset by a decline in U.S. Government sponsored mortgage-backed securities.
Commercial loans Interest income increased during the three months ended March 31, 2024 due to higher yields on variable rate loans and newly originated loans, partially offset by lower average balances.
Consumer loans Interest income was higher during the three months ended March 31, 2024 due to higher yields on variable rate loans and newly originated loans as well as higher average balances driven by growth in residential mortgages.
Other Lower interest income during the three months ended March 31, 2024 was due to lower average balances in cash collateral posted.
Deposits Interest expense increased during the three months ended March 31, 2024 due primarily to higher rates paid and a shift in mix to higher cost time deposits. Also contributing to the increase, to a lesser extent, were higher average balances driven by growth in commercial demand deposits and higher time deposits, partially offset by the attrition of retail savings and demand deposits.
Short-term borrowings Higher interest expense during the three months ended March 31, 2024 was due to higher rates paid and higher average balances. Higher average balances were driven by increases in federal funds purchased and commercial paper outstanding.
Long-term debt Interest expense increased during the three months ended March 31, 2024 due primarily to higher rates paid on variable rate borrowings and newly issued debt.
Tax liabilities and other Interest expense increased during the three months ended March 31, 2024 due primarily to higher average balances in securities sold, not yet repurchased.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$(10)	$(28)	$18	64.3%
Business and corporate banking	7	38	(31)	(81.6)
Global banking	(8)	12	(20)	*
Other commercial	—	—	—	—
Total commercial loans	(11)	22	(33)	*
Consumer loans:
Residential mortgages	1	(10)	11	*
Home equity mortgages	1	1	—	—
Credit cards	—	—	—	—
Other consumer	(1)	(1)	—	—
Total consumer loans	1	(10)	11	*
Total loans	(10)	12	(22)	*
Off-balance sheet credit exposures	12	8	4	50.0
Total provision for credit losses	$2	$20	$(18)	(90.0)%

*Percentage change is greater than 100 percent.
Our provision for credit losses decreased $18 million during the three months ended March 31, 2024 due to a lower provision for credit losses on our commercial loan portfolio, partially offset by a higher provision for credit losses on our consumer loan portfolio and a higher provision for credit losses on off-balance sheet credit exposures.

HSBC USA Inc.
The provision for credit losses on our commercial loan portfolio decreased $33 million during the three months ended March 31, 2024 reflecting a release in credit loss reserves compared with a loss provision in the prior year period. The release in credit reserves in the current year period was driven by improved economic forecasts and improvements in the credit condition of certain clients, partially offset by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking. In the prior year period, the loss provision was driven by increases in credit reserves for risk factors associated with higher risk industry exposures and large loan exposures as well as downgrades reflecting weakness in the financial condition of certain clients.
The provision for credit losses on our consumer loan portfolio increased $11 million during the three months ended March 31, 2024 due to a release in credit loss reserves in the prior year period driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in New York State foreclosure law.
The provision for credit losses on off-balance sheet credit exposures increased $4 million during the three months ended March 31, 2024. The loss provision in the current year period resulted from downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking, while the loss provision in the prior year period resulted from an increase in credit reserves for risk factors associated with large loan exposures and downgrades reflecting weakness in the financial condition of certain clients.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Credit card fees, net	$15	$11	$4	36.4%
Trust and investment management fees	36	31	5	16.1
Other fees and commissions	176	148	28	18.9
Trading revenue	276	225	51	22.7
Other securities gains, net	2	3	(1)	(33.3)
Servicing and other fees from HSBC affiliates	88	74	14	18.9
Gain (loss) on instruments designated at fair value and related derivatives	(20)	(22)	2	9.1
Other income (loss):
Valuation of loans held for sale	2	—	2	*
Residential mortgage banking revenue	1	1	—	—
Insurance	1	1	—	—
Miscellaneous income (loss)	(38)	(19)	(19)	(100.0)
Total other income (loss)	(34)	(17)	(17)	(100.0)
Total other revenues	$539	$453	$86	19.0%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net were higher during the three months ended March 31, 2024 reflecting increases in interchange fees, late fees and other miscellaneous fees.
Trust and investment management fees  Trust and investment management fees increased during the three months ended March 31, 2024 due primarily to higher fees from liquidity funds driven by higher average assets under management and lower fee waivers reflecting the impact of higher market interest rates.
Other fees and commissions Other fees and commissions increased during the three months ended March 31, 2024 due primarily to higher fees from loan syndication and account services reflecting higher business activity compared with the prior year period. See Note 11, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$84	$102	$(18)	(17.6)%
Metals	14	57	(43)	(75.4)
Debt Markets	5	1	4	*
Securities Financing	145	71	74	*
Markets Treasury	7	(2)	9	*
Other trading(1)	21	(4)	25	*
Total trading revenue	$276	$225	$51	22.7%

*Percentage change is greater than 100 percent.
(1)Includes trading revenue related to Global Banking and Equities.
Trading revenue increased during the three months ended March 31, 2024 due primarily to higher revenue in Securities Financing driven by the impact of higher market rates which impacts fair value. Also contributing to the increase was higher Other trading revenue due primarily to favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes as well as higher Markets Treasury revenue due to the improved performance of economic hedge positions used to manage interest rate risk. These increases were partially offset by lower revenue in Metals reflecting the impact of our agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc beginning in September 2023 as well as lower revenue in Foreign Exchange driven by lower market volatility compared with the prior year period.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three months ended March 31, 2024 and 2023, we sold $1,075 million and $681 million, respectively, of primarily U.S. Treasury securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net was relatively flat during the three months ended March 31, 2024. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates increased during the three months ended March 31, 2024 due primarily to higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates, higher loan servicing fees from HSBC Markets (USA) Inc. ("HMUS") and higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans held for investment, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and certain client share repurchase transactions. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives was relatively flat during the three months ended March 31, 2024 as favorable fair value adjustments on commercial loans held for sale driven by a loss recorded in the prior year period and favorable movements related to the economic hedging of interest rate risk and other risks within our hybrid instruments was largely offset by unfavorable movements related to the economic hedging of interest rate risk within our own debt. See Note 9, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) decreased during the three months ended March 31, 2024 due primarily to higher valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships and lower gains associated with bank owned life insurance.

HSBC USA Inc.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$135	$121	$14	11.6%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) Inc. ("HTSU")	235	220	15	6.8
Fees paid to HMUS	56	53	3	5.7
Fees paid to other HSBC affiliates	108	111	(3)	(2.7)
Total support services from HSBC affiliates	399	384	15	3.9
Occupancy expense, net	18	30	(12)	(40.0)
Other expenses:
Equipment and software	27	27	—	—
Marketing	6	3	3	100.0
Outside services	12	12	—	—
Professional fees	13	12	1	8.3
FDIC assessment fees(1)	57	22	35	*
Miscellaneous	18	18	—	—
Total other expenses	133	94	39	41.5
Total operating expenses	$685	$629	$56	8.9%
Personnel - average number	2,021	2,045
Efficiency ratio	71.0%	67.2%

*Percentage change is greater than 100 percent.
(1)Includes $36 million of additional special assessment fees which were accrued in the first quarter of 2024 associated with a final rule issued by the FDIC in November 2023 as discussed further below.
Salaries and employee benefits  Salaries and employee benefits expense increased during the three months ended March 31, 2024 due primarily to higher salaries and incentive compensation expenses driven by the addition of personnel associated with growth initiatives in innovation banking. Incentive compensation expense was also higher due to improved business performance.
Support services from HSBC affiliates  Servicing and other fees from HSBC affiliates increased during the three months ended March 31, 2024 due primarily to higher cost allocations from our technology, operations and other support service functions. A summary of the services received from various HSBC affiliates is included in Note 12, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net decreased during the three months ended March 31, 2024 due primarily to lower lease impairment and other related costs related to the exit of certain office space, partially offset by higher rent expense.
Other expenses  Other expenses increased during the three months ended March 31, 2024 due primarily to higher deposit insurance assessment fees driven by $36 million of additional special assessment fees which were accrued in the first quarter of 2024 associated with a final rule issued by the FDIC in November 2023. During the first quarter of 2024, we became aware that the estimated loss to the DIF has increased and, as a result, we accrued additional fees to reflect our best estimate of the updated special assessment amount. Also contributing to the increase was higher marketing expense.
Efficiency ratio  Our efficiency ratio increased during the three months ended March 31, 2024 due to lower net interest income as discussed in detail above and higher operating expenses driven by higher deposit insurance assessment fees, partially offset by higher other revenues driven by higher trading revenue.

HSBC USA Inc.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended March 31,	2024	2023
	(dollars are in millions)
Income before income tax	$278	$287
Income tax expense	53	70
Effective tax rate	19.1%	24.4%
During the three months ended March 31, 2024, income tax expense and the effective tax rate decreased due primarily to an immaterial out of period adjustment to our deferred tax asset balance which decreased tax expense by $12 million.
Management evaluated the need for a valuation allowance against deferred tax assets at March 31, 2024 and December 31, 2023 and it was determined that a valuation allowance was not required.

Segment Results – Group Reporting Basis

We have distinct businesses, which are aligned with HSBC's global business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB"), and Global Banking and Markets ("GBM"). These businesses and a Corporate Center ("CC") serve as our reportable segments with the exception of GBM. Our GBM business is comprised of three distinct operating segments: Global Banking ("GB"), Markets and Securities Services ("MSS"), and Global Banking and Markets Other ("GBM Other"), which are separately reported. See Item 1, "Business," in our 2023 Form 10-K for a description of our segments, including a discussion of the main business activities of the segments and a summary of their products and services. There have been no changes in the basis of our segmentation as compared with the presentation in our 2023 Form 10-K.
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
During the second quarter of 2023, we implemented a change to our internal management reporting to report net funding charges associated with MSS trading activities within other operating income to better align with the trading revenue generated by such activities. Historically, these funding charges were reported within net interest income (expense). There was no impact to consolidated net interest income (expense) or other operating income as these net funding charges are reversed back into net interest income (expense) in the CC. As a result, we have aligned our segment reporting for MSS and CC to reflect this change for all periods presented. See Note 13, "Business Segments," in the accompanying consolidated financial statements for a table that summarizes the impact of this change on reported segment net interest income (expense) and other operating income for the three months ended March 31, 2023.
There have been no changes in the measurement of segment profit as compared with the presentation in our 2023 Form 10-K.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2023 Form 10-K. There have been no significant changes since December 31, 2023 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$179	$213	$(34)	(16.0)%
Other operating income	67	52	15	28.8
Total operating income(1)	246	265	(19)	(7.2)
Expected credit losses	—	10	(10)	(100.0)
Net operating income	246	255	(9)	(3.5)
Operating expenses	187	175	12	6.9
Profit before tax	$59	$80	$(21)	(26.3)%

(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$101	$126	$(25)	(19.8)%
Retail banking mortgages, credit cards and other personal lending	43	35	8	22.9
Wealth and asset management products	27	21	6	28.6
Private banking	48	56	(8)	(14.3)
Retail business banking and other(2)	27	27	—	—
Total operating income	$246	$265	$(19)	(7.2)%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.
Our WPB segment reported a lower profit before tax during the three months ended March 31, 2024 due to lower net interest income and higher operating expenses, partially offset by higher other operating income and lower expected credit losses.
Net interest income decreased during the three months ended March 31, 2024 due primarily to the unfavorable impact of lower deposit balances driven by the attrition of savings and demand deposits, partially offset by the favorable impact of higher market rates and higher loan balances driven by growth in residential mortgages.
Other operating income increased during the three months ended March 31, 2024 due primarily to higher investment management fees driven by higher average assets under management and lower liquidity fee waivers reflecting the impact of higher market interest rates as well as the improved performance of economic hedge positions used to manage interest rate risk.
Expected credit losses decreased during the three months ended March 31, 2024 due to a loss provision in the prior year period driven by a higher loss estimate for risk factors associated with a change in New York State foreclosure law.
Operating expenses increased during the three months ended March 31, 2024 due primarily to higher incentive compensation expense and higher marketing expense.
Client Assets The following table provides information regarding private banking client assets during the three months ended March 31, 2024 and 2023:

Three Months Ended March 31,	2024	2023
	(in millions)
Client assets at beginning of period	$55,754	$49,549
Net new money (outflows)	(992)	(581)
Value change	1,040	5,408
Client assets at end of period	$55,802	$54,376

HSBC USA Inc.
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$292	$285	$7	2.5%
Other operating income	78	72	6	8.3
Total operating income(1)	370	357	13	3.6
Expected credit losses	(2)	16	(18)	*
Net operating income	372	341	31	9.1
Operating expenses	179	150	29	19.3
Profit before tax	$193	$191	$2	1.0%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$107	$109	$(2)	(1.8)%
Global Payments Solutions ("GPS")	174	173	1	.6
Global Trade and Receivables Finance ("GTRF")	19	18	1	5.6
Investment banking products and other(2)	70	57	13	22.8
Total operating income	$370	$357	$13	3.6%
(2)Includes allocated Markets Treasury revenue.
Our CMB segment reported a relatively flat profit before tax during the three months ended March 31, 2024 as lower expected credit losses, higher net interest income and higher other operating income were largely offset by higher operating expenses.
Net interest income increased during the three months ended March 31, 2024 due to higher allocated Markets Treasury net interest income, partially offset by lower loan and deposit balances.
Other operating income increased during the three months ended March 31, 2024 due primarily to higher fees from account services and commitments.
Expected credit losses improved during the three months ended March 31, 2024 reflecting a modest release in credit loss reserves compared with a loss provision in the prior year period. The modest release in credit reserves in the current year period was driven by improvements in the credit condition of certain clients, largely offset by downgrades reflecting weakness in the financial condition of certain clients and a higher loss estimate for risk factors associated with higher risk industry exposures. In the prior year period, the loss provision was driven by a higher loss estimate for risk factors associated with higher risk industry exposures as well as downgrades reflecting weakness in the financial condition of certain clients.
Operating expenses increased during the three months ended March 31, 2024 due primarily to higher salaries and incentive compensation expenses driven by the addition of personnel associated with growth initiatives in innovation banking as well as higher cost allocations from our technology and support service functions.

HSBC USA Inc.
Global Banking and Markets Our GBM business is comprised of three reportable operating segments:
Global Banking  The following table summarizes the Group Reporting Basis results for our GB segment:

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$117	$139	$(22)	(15.8)%
Other operating income	84	54	30	55.6
Total operating income(1)	201	193	8	4.1
Expected credit losses	(5)	3	(8)	*
Net operating income	206	190	16	8.4
Operating expenses	131	135	(4)	(3.0)
Profit before tax	$75	$55	$20	36.4%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our GB segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
GPS	$121	$123	$(2)	(1.6)%
Investment Banking	68	60	8	13.3
Credit and Lending	22	20	2	10.0
GTRF	14	13	1	7.7
GB Other(2)	(24)	(23)	(1)	(4.3)
Total operating income	$201	$193	$8	4.1%
(2)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection, certain credit-linked structured notes and loan sales.
Our GB segment reported a higher profit before tax during the three months ended March 31, 2024 due to higher other operating income, lower expected credit losses and lower operating expenses, partially offset by lower net interest income.
Revenue increased during the three months ended March 31, 2024 due primarily to higher revenue in Investment Banking driven by higher fees from loan syndication, partially offset by lower net interest income from decreased loan spreads and balances.
Expected credit losses improved during the three months ended March 31, 2024 reflecting a release in credit loss reserves compared with a loss provision in the prior year period. The release in credit reserves in the current year period was due primarily to improvement in the credit condition of a single client relationship. In the prior year period, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients as well as a higher loss estimate for risk factors associated with higher risk industry exposures.
Operating expenses decreased during the three months ended March 31, 2024 due primarily to lower cost allocations from our support service functions.

HSBC USA Inc.
Markets and Securities Services  The following table summarizes the Group Reporting Basis results for our MSS segment:

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$9	$13	$(4)	(30.8)%
Other operating income	81	96	(15)	(15.6)
Total operating income(1)	90	109	(19)	(17.4)
Expected credit losses	—	—	—	—
Net operating income	90	109	(19)	(17.4)
Operating expenses	79	69	10	14.5
Profit before tax	$11	$40	$(29)	(72.5)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our MSS segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$49	$83	$(34)	(41.0)%
Debt Markets	6	5	1	20.0
Securities Financing	11	5	6	*
Equities	12	2	10	*
Securities Services	7	9	(2)	(22.2)
MSS Other	—	—	—	—
Credit and funding valuation adjustments	5	5	—	—
Total MSS	$90	$109	$(19)	(17.4)%
Our MSS segment reported a lower profit before tax during the three months ended March 31, 2024 due to lower other operating income, higher operating expenses and lower net interest income.
Revenue decreased during the three months ended March 31, 2024 due primarily to lower revenue in Foreign Exchange and Metals driven by lower market volatility in Foreign Exchange compared with the prior year period as well as the impact of our agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc beginning in September 2023. This decrease was partially offset by higher revenue in Equities driven by higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc as well as higher revenue in Securities Financing due to higher market rates and increased balance sheet deployment.
Operating expenses increased during the three months ended March 31, 2024 due primarily to higher cost allocations from our technology and support service functions.

HSBC USA Inc.
Global Banking and Markets Other  The following table summarizes the Group Reporting Basis results for our GBM Other segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(in millions)
Net interest income	$18	$—	$18	*
Other operating income	22	21	1	4.8
Total operating income	40	21	19	90.5
Expected credit losses	—	—	—	—
Net operating income	40	21	19	90.5
Operating expenses	22	18	4	22.2
Profit before tax	$18	$3	$15	*

*Percentage change is greater than 100 percent.
Our GBM Other segment reported a higher profit before tax during the three months ended March 31, 2024 due to higher revenue driven by higher allocated Markets Treasury net interest income, partially offset by higher operating expenses driven by higher cost allocations from support service functions.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2024	2023	Amount	%
	(dollars are in millions)
Net interest expense	$(168)	$(107)	$(61)	(57.0)%
Other operating income	173	91	82	90.1
Total operating income (expense)	5	(16)	21	*
Expected credit losses	—	—	—	—
Net operating income (expense)	5	(16)	21	*
Operating expenses	75	32	43	*
Loss before tax	$(70)	$(48)	$(22)	(45.8)%

*Percentage change is greater than 100 percent.
Our CC segment reported a higher loss before tax during the three months ended March 31, 2024 due to higher net interest expense and higher operating expenses, partially offset by higher other operating income.
Net interest expense increased during the three months ended March 31, 2024 driven by a higher cost of funds reflecting the impact of higher market rates.
Other operating income increased during the three months ended March 31, 2024 due primarily to higher net funding credits associated with MSS trading activities which increased by $67 million. Also contributing to the increase were favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes.
Operating expenses increased during the three months ended March 31, 2024 due primarily to $36 million of additional deposit insurance special assessment fees which were accrued in the first quarter of 2024 associated with a final rule issued by the FDIC in November 2023. During the first quarter of 2024, we became aware that the estimated loss to the DIF has increased and, as a result, we accrued additional fees to reflect our best estimate of the updated special assessment amount.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2023 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2023 Form 10-K. There have been no significant revisions to our policies or methodologies during the first quarter of 2024.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	March 31, 2024	December 31, 2023
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$563	$574
Consumer loans	18	17
Total loans	581	591
Securities held-to-maturity	—	—
Other financial assets measured at amortized cost(1)	—	—
Securities available-for-sale	—	—
Total allowance for credit losses	$581	$591

Liability for off-balance sheet credit exposures	$123	$111

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at March 31, 2024 decreased $10 million or 2 percent as compared with December 31, 2023 due to a lower loss estimate on our commercial loan portfolio, while our consumer allowance for credit losses was relatively flat.
Our commercial allowance for credit losses at March 31, 2024 decreased $11 million or 2 percent as compared with December 31, 2023 driven by improved economic forecasts and improvements in the credit condition of certain clients, partially offset by downgrades reflecting weakness in the financial condition of certain clients and higher loss estimates associated with growth in innovation banking.
The liability for off-balance sheet credit exposures at March 31, 2024 increased $12 million or 11 percent as compared with December 31, 2023 resulting from downgrades reflecting weakness in the financial condition of certain clients and higher loss estimates associated with growth in innovation banking.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	March 31, 2024		December 31, 2023
	(dollars are in millions)
Commercial:
Real estate, including construction	$134	11.8%	$144	12.0%
Business and corporate banking	309	26.8	302	26.7
Global banking	119	17.7	127	18.1
Other commercial	1	11.1	1	10.9
Total commercial	563	67.4	574	67.7
Consumer:
Residential mortgages	(7)	31.5	(9)	31.1
Home equity mortgages	8	.6	7	.7
Credit cards	15	.3	16	.3
Other consumer	2	.2	3	.2
Total consumer	18	32.6	17	32.3
Total	$581	100.0%	$591	100.0%
The following table sets forth key ratios for the allowance for credit losses on loans:

	March 31, 2024	December 31, 2023
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.53%	1.54%
Affiliates	—	—
Total commercial	1.40	1.44
Consumer:
Residential mortgages	(.04)	(.05)
Home equity mortgages	2.09	1.80
Credit cards	7.94	8.04
Other consumer	2.08	2.97
Total consumer	.09	.09
Total loans	.97	1.00
Nonperforming loans:(1)(2)
Commercial	87%	135%
Consumer	10	9
Total nonperforming loans	71	97

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three months ended March 31, 2024 and 2023.
The allowance for credit losses on loans as a percentage of total loans held for investment at March 31, 2024 decreased modestly as compared with December 31, 2023 due primarily to the decrease in our commercial allowance for credit losses for the reasons discussed above.

HSBC USA Inc.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at March 31, 2024 decreased as compared with December 31, 2023 due primarily to an increase in nonperforming loans as discussed further below in our commercial loan portfolio.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	March 31, 2024		December 31, 2023
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$224	.56%	$416	1.04%
Consumer:
Residential mortgages(1)(2)	116	.62	115	.63
Home equity mortgages(1)(2)	4	1.05	4	1.03
Credit cards	4	2.12	4	2.01
Other consumer	2	2.08	2	1.98
Total consumer	126	.65	125	.66
Total	$350	.59	$541	.92

(1)At March 31, 2024 and December 31, 2023, consumer mortgage loan delinquency includes $58 million and $61 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	March 31, 2024		December 31, 2023
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$1	.02%	$4	.09%
ARM loans	71	.52	69	.51
Our two-months-and-over contractual delinquency ratio decreased 33 basis points compared with December 31, 2023 due to lower dollars of delinquency in our commercial loan portfolio, while dollars of delinquency in our consumer loan portfolio were relatively flat.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 48 basis points compared with December 31, 2023 due to lower dollars of delinquency driven by the collections of a few large private banking loans.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Three Months Ended March 31,
	2024			2023
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$—	$7,093	—%	$—	$7,998	—%
Business and corporate banking	—	16,054	—	4	16,504	.10
Global banking	—	10,489	—	—	10,328	—
Other commercial	—	6,444	—	—	7,258	—
Total commercial	—	40,080	—	4	42,088	.04
Consumer:
Residential mortgages	(1)	18,561	(.02)	3	16,886	.07
Home equity mortgages	—	384	—	—	365	—
Credit cards	1	188	2.13	1	199	2.01
Other consumer	—	89	—	—	136	—
Total consumer	—	19,222	—	4	17,586	.09
Total	$—	$59,302	—	$8	$59,674	.05
Our net charge-off ratio decreased 5 basis points during the three months ended March 31, 2024 due to a lower level of net charge-offs in our commercial loan portfolio driven by the deterioration of a corporate banking loan in the prior year period as well as a lower level of net charge-offs in our consumer loan portfolio driven by improved net charge-offs in residential mortgages reflecting a modest level of net recoveries in the current year period compared with a modest level of net charge-offs in the prior year period.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	March 31, 2024		December 31, 2023
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$644	1.60%	$425	1.06%
Consumer:
Residential mortgages(2)(3)(4)	167	.89	172	.94
Home equity mortgages(2)(3)	6	1.57	6	1.54
Credit cards	3	1.59	3	1.51
Other consumer	1	1.04	2	1.98
Total consumer	177	.91	183	.96
Total	$821	1.37	$608	1.03

Other real estate owned(5)	$3		$2

(1)See Note 4, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At March 31, 2024 and December 31, 2023, total nonperforming loans include $4 million and $6 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At March 31, 2024 and December 31, 2023, nonperforming consumer mortgage loans include $103 million and $108 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes $1 million or less of commercial other real estate owned at both March 31, 2024 and December 31, 2023.
Our nonperforming loans ratio increased 34 basis points compared with December 31, 2023 due to higher nonperforming loans in our commercial loan portfolio, partially offset by lower nonperforming loans in our consumer loan portfolio.
Our commercial nonperforming loans ratio increased 54 basis points compared with December 31, 2023 due to higher nonperforming loans driven by downgrades, including the downgrade of a global banking loan.
Our consumer nonperforming loans ratio decreased 5 basis points compared with December 31, 2023 due primarily to lower nonperforming loans in residential mortgages driven by the collections of a few large private banking loans. Also contributing to the decrease in the ratio, to a lesser extent, were higher outstanding loan balances.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2023 Form 10-K.

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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	March 31, 2024		December 31, 2023
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$8,249	$9,903	$8,753	$9,702
Real estate	4,911	1,516	4,702	1,695
Commercial and professional services	3,400	6,353	3,385	5,915
Consumer services	2,264	3,019	2,445	3,116
Capital goods	2,081	6,613	2,062	6,736
Semiconductors and semiconductor equipment	2,018	1,357	2,116	1,165
Retailing	1,789	5,185	1,752	4,790
Consumer durables and apparel	1,644	3,418	1,599	3,351
Utilities	1,551	1,440	1,334	1,421
Technology hardware and equipment	1,116	7,599	1,271	6,290
Health care equipment and services	1,014	2,690	966	2,910
Software and services	1,005	7,188	983	4,401
Chemicals	890	4,419	977	4,165
Energy	755	5,056	774	5,476
Food, beverage and tobacco	749	2,457	760	2,482
Metals and mining	671	568	678	589
Food and staples retailing	596	1,636	588	1,600
Banks	465	270	642	570
Media and entertainment	406	761	331	769
Pharmaceuticals, biotechnology and life science	377	4,216	396	4,926
Total commercial credit exposure in top 20 industries(1)	35,951	75,664	36,514	72,069
All other industries	912	8,914	825	8,138
Total commercial credit exposure(2)	$36,863	$84,578	$37,339	$80,207

(1)Based on utilization at March 31, 2024.
(2)Excludes commercial credit exposures with affiliates.
At March 31, 2024 and December 31, 2023, our commercial real estate secured loan portfolio reflects the following borrower types:

	March 31, 2024	December 31, 2023
Multifamily	45.0%	43.7%
Office	24.8	24.7
Hotels	14.6	16.6
All other types	15.6	15.0
Total	100.0%	100.0%

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at March 31, 2024 and December 31, 2023 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
March 31, 2024
New York State	25.1%	29.7%
California	8.5	45.6
North Central United States	13.3	1.0
North Eastern United States, excluding New York State	6.3	7.6
Southern United States	40.4	10.0
Western United States, excluding California	6.4	6.1
Total	100.0%	100.0%
December 31, 2023
New York State	23.8%	30.2%
California	10.2	44.9
North Central United States	12.7	1.0
North Eastern United States, excluding New York State	6.0	7.7
Southern United States	41.2	10.1
Western United States, excluding California	6.1	6.1
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at March 31, 2024 and December 31, 2023. Each category is not mutually exclusive and loans may appear in more than one category below.

	March 31, 2024	December 31, 2023
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$4,453	$4,392
ARM loans(1)	13,689	13,363

(1)During the remainder of 2024 and during 2025, approximately $349 million and $515 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in millions)
Closed end:
First lien	$18,825	$18,341
Second lien	14	15
Revolving(1)	368	374
Total	$19,207	$18,730

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

	March 31, 2024	December 31, 2023
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$8,961	$9,716
Less: collateral held against exposure	2,696	2,459
Net credit risk exposure	$6,265	$7,257

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
Interest Bearing Deposits with Banks totaled $30,687 million and $25,015 million at March 31, 2024 and December 31, 2023, respectively, of which $30,593 million and $24,830 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.

HSBC USA Inc.
Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $8,306 million and $13,878 million at March 31, 2024 and December 31, 2023, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $17,750 million and $20,493 million at March 31, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $40,844 million and $40,772 million at March 31, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $7,033 million and $9,914 million at March 31, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $122,053 million and $121,283 million at March 31, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $19,439 million at March 31, 2024 from $18,661 million at December 31, 2023. The following table presents the maturities of long-term debt at March 31, 2024:

(in millions)
2024	$3,633
2025	6,455
2026	1,138
2027	2,502
2028	1,139
Thereafter	4,572
Total	$19,439
The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2024 and 2023:

Three Months Ended March 31,	2024	2023
	(in millions)
Long-term debt issued	$2,335	$2,037
Long-term debt repaid	(1,523)	(603)
Net long-term debt issued	$812	$1,434
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the three months ended March 31, 2024.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At March 31, 2024, we were authorized to issue up to $15,000 million, of which $4,935 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $11,968 million was available at March 31, 2024.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At March 31, 2024, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $25,654 million.
Preferred Equity  See Note 19, "Preferred Stock," in our 2023 Form 10-K for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During the first quarter of 2024, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.

HSBC USA Inc.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	13.1%	13.0%
Tier 1 capital to risk-weighted assets	13.4	13.3
Total capital to risk-weighted assets	15.7	15.7
Tier 1 leverage ratio(1)	8.0	7.7

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). The Basel III rule establishes minimum capital ratios and overall capital adequacy standards for banks and bank holding companies ("BHCs"). HSBC North America, HSBC USA and HSBC Bank USA each calculate their risk-based capital requirements for credit risk under the Standardized Approach in the Basel III rule. In 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Economic Growth, Regulatory Relief and Consumer Protection Act that tailor the application of the enhanced prudential standards for large BHC and foreign banking organizations (the "Tailoring Rules"). The Tailoring Rules assign each BHC and IHC with $50 billion or more in total U.S. assets into one of five classifications (Categories I through IV, and 'other firms') based on its size and four risk-based indicators. Under the Tailoring Rules, HSBC North America and HSBC Bank USA are subject to Category IV standards. For additional discussion of the Basel III rule requirements, including required minimum capital ratios, as well as further discussion of the Tailoring Rules, Category IV standards and other related regulatory developments and their expected impact see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2023 Form 10-K. We continue to review the composition of our capital structure.
Regulatory Developments In July 2023, U.S. banking regulators proposed changes to the regulatory capital rules applicable to U.S. banks, BHCs and IHCs with total consolidated assets of $100 billion or more. These changes are intended to be broadly consistent with revisions to Basel III finalized by the Basel Committee on Banking Supervision in 2017. The U.S. proposal would end the use of internal models for credit risk, credit valuation adjustments, and operational risk, eliminate the accumulated other comprehensive income opt-out for Category IV banking organizations, create an expanded risk-based credit capital approach in addition to retaining a modified version of the current standardized approach, and make changes to the modeling requirements for market risk. These proposals would not be effective until July 1, 2025 at the earliest. Certain aspects of the proposal would be subject to a three-year phase-in period. We are analyzing the proposed changes, including the timing of implementation, to determine the potential effects on capital requirements. Based on the foregoing, if adopted as proposed, we expect an increase in the capital requirements of HSBC North America, HSBC USA and HSBC Bank USA during the phase-in period and thereafter.
Capital Planning and Stress Testing The FRB requires certain U.S. top-tier BHCs and IHCs, including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the supervisory stress tests conducted by the FRB. The stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB on the financial condition and capital adequacy of a CCAR firm over a nine quarter planning horizon. As a Category IV firm, HSBC North America is subject to supervisory stress testing on a biennial basis, and it may opt-in to such testing in an "off year" in order to recalibrate its stress capital buffer based on its most recent supervisory stress test. The FRB continues to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. For further discussion of capital planning and stress testing, including detail regarding the FRB's supervisory assessment as part of the CCAR process, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2023 Form 10-K.

HSBC USA Inc.
HSBC North America submitted its 2024 CCAR capital plan in April 2024. The FRB will publicly disclose its supervisory stress test results on or before June 30, 2024. Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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
2024 Funding Strategy  Our current estimate for funding needs and sources for 2024 are summarized in the following table:

	Actual January 1 through March 31, 2024	Estimated April 1 through December 31, 2024	Estimated Full Year 2024
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$1	$4	$5
Net change in short-term investments and securities	—	(6)	(6)
Net change in trading and other assets	(2)	6	4
Total funding needs	$(1)	$4	$3
Increase (decrease) in funding sources:
Net change in deposits	$1	$(1)	$—
Net change in trading and other short-term liabilities	(3)	6	3
Net change in long-term debt	1	(1)	—
Total funding sources	$(1)	$4	$3
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
HSBC Bank USA is subject to significant restrictions imposed by federal law on extensions of credit to, and certain other 'covered transactions' with HSBC USA and other affiliates. For further discussion, see Part I, "Regulation and Competition - Affiliate Transaction Restrictions," in our 2023 Form 10-K.
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At March 31, 2024 and December 31, 2023, we had commitments to extend credit totaling $91.1 billion and $87.4 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at March 31, 2024 and December 31, 2023, see Note 16, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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

HSBC USA Inc.
In addition, we had commitments to purchase securities under agreements to resell on a forward starting basis totaling $0.7 billion and $4.8 billion at March 31, 2024 and December 31, 2023, respectively. These contracts typically expire in less than one month and are secured by collateral primarily from U.S. Treasury securities.
Our off-balance sheet arrangements also include transactions with unconsolidated variable interest entities ("VIEs"). See Note 15, "Variable Interest Entities," in the accompanying consolidated financial statements for a summary of these unconsolidated VIEs.

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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2024 and December 31, 2023, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(dollars are in millions)
Level 3 assets(1)(2)	$758	$729
Total assets measured at fair value(1)(3)	59,598	64,748
Level 3 liabilities(1)	2,486	2,429
Total liabilities measured at fair value(1)	25,116	28,622
Level 3 assets as a percent of total assets measured at fair value	1.3%	1.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	9.9%	8.5%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $376 million of recurring Level 3 assets and $382 million of non-recurring Level 3 assets at March 31, 2024. Includes $355 million of recurring Level 3 assets and $374 million of non-recurring Level 3 assets at December 31, 2023.
(3)Includes $59,113 million of assets measured on a recurring basis and $485 million of assets measured on a non-recurring basis at March 31, 2024. Includes $64,268 million of assets measured on a recurring basis and $480 million of assets measured on a non-recurring basis at December 31, 2023.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2024 and 2023 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $20 million or a decrease of the overall fair value measurement of approximately $70 million at March 31, 2024. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes and swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
See "Risk Management" in MD&A in our 2023 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Other than the change to treasury risk management discussed below, there have been no material changes to our approach to risk management since December 31, 2023.
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first quarter of 2024, economic uncertainty remained due to elevated interest rates, inflation levels and the expectation for slowing economic growth. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2023 Form 10-K for a more complete discussion of our approach to credit risk.
Treasury Risk Management We continuously monitor our capital ratios and the impact of market events on our liquidity positions and will continue to adapt our frameworks as necessary to reflect market events and the evolving regulatory landscape and view as to best practices. In the first quarter of 2024, we began managing our non-trading value at risk ("VaR") exposure to a 10-day holding period as compared with the previous approach which was based on a one-day holding period. As a result, we have revised prior year amounts in the non-trading VaR table below in order to conform to the current year presentation. There

HSBC USA Inc.
have been no other material changes to our approach towards treasury risk management since December 31, 2023. See "Risk Management" in MD&A in our 2023 Form 10-K for a more complete discussion of our approach to treasury risk
Capital risk See "Liquidity and Capital Resources" in this MD&A for a discussion of our approach to capital risk management, including our capital ratios and regulatory capital requirements.
Liquidity and funding risk As part of our approach towards liquidity and funding risk management, we employ the measures discussed below to define, monitor and control our liquidity and funding risk in accordance with HSBC policy.
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators on a daily basis. During the three months ended March 31, 2024, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both March 31, 2024 and December 31, 2023, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both March 31, 2024 and December 31, 2023. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at March 31, 2024:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At March 31, 2024, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
See "Liquidity and Capital Resources" in this MD&A for further discussion of our liquidity position, including additional information regarding our outstanding borrowings, the remaining availability of our debt issuance programs and our funding strategy.

HSBC USA Inc.
Interest rate risk Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. See "Risk Management" in MD&A in our 2023 Form 10-K for a more complete discussion of our approach to interest rate risk.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both March 31, 2024 and December 31, 2023, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.
Earnings-at-risk Earnings-at-risk is a measure of interest rate risk in the banking book generated by our non-trading assets and liabilities that primarily includes loans, deposits with banks, investment securities, deposits, long-term debt and any associated interest rate hedges that are not held for trading intent or in order to hedge positions held with trading intent. Earnings-at-risk utilizes a number of interest rate scenarios to estimate the impact on projected banking book net interest income over a twelve month period, such as rate shock scenarios which assume immediate market rate movements by 100 basis points, as well as scenarios in which rates gradually rise or fall by 100 basis points. In the gradual scenarios, 25 percent of the interest rate movement occurs at the beginning of each quarter. The following table reflects the estimated impact of the earnings-at-risk scenarios on projected banking book net interest income:

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected banking book net interest income (reflects projected rate movements on April 1, 2024 and January 1, 2024, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(7)	—%	$(17)	(1)%
Resulting from a gradual 100 basis point decrease in the yield curve	(10)	—	(33)	(1)
Other significant scenarios monitored (reflects projected rate movements on April 1, 2024 and January 1, 2024, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(13)	—	(37)	(1)
Resulting from an immediate 100 basis point decrease in the yield curve	12	—	(16)	(1)
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Non-trading VaR Non-trading VaR predominantly relates to Markets Treasury and represents the potential negative changes in the investment portfolio market value (which includes available-for-sale and held-to-maturity assets) and associated hedges. Our investment portfolio holdings comprise mainly U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities. Our non-trading VaR exposure is driven by interest rates and agency mortgage-backed security spread volatility. Refer to "Market Risk Management" below for further discussion regarding VaR and the management of market risk in our non-trading portfolios.
The following table summarizes our non-trading VaR for the three months ended March 31, 2024 and at December 31, 2023:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(1)
	(in millions)
At March 31, 2024	$297	$258	$(188)	$367

Three Months Ended March 31, 2024
Average	297	259	(171)	385
Maximum	305	290		415
Minimum	293	232		354

At December 31, 2023	$326	$226	$(197)	$355

(1)    Refer to the Trading VaR table in "Market Risk Management" below for additional information.
Non-trading VaR also includes the interest rate risk of non-trading financial assets and liabilities held by the global businesses and transfer priced into Markets Treasury which has the mandate to centrally manage and hedge it.

HSBC USA Inc.
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
We apply similar risk management policies and measurement techniques to both trading and non-trading portfolios. Our objective is to manage and control market risk exposures to optimize return on risk while maintaining a market profile consistent with our established risk appetite. See "Risk Management" in MD&A in our 2023 Form 10-K for a more complete discussion of our approach to market risk.
Value at risk ("VaR") VaR is a technique for estimating potential losses on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. The use of VaR is integrated into market risk management and calculated for all trading positions regardless of how we capitalize them. In addition, we calculate VaR for non-trading portfolios to have a complete picture of risk. VaR measures are calculated to a 99 percent confidence level and use a one-day holding period for trading VaR and a 10-day holding period for non-trading VaR.
Trading VaR Trading VaR is generated principally from trading activities within the MSS segment of GBM. These primarily include positions in various products across rates, foreign exchange and credit asset classes.
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the three months ended March 31, 2024 and at December 31, 2023:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At March 31, 2024	$1	$2	$4	$(2)	$5

Three Months Ended March 31, 2024
Average	1	1	3	(1)	4
Maximum	1	4	6		6
Minimum	—	—	1		2

At December 31, 2023	$—	$1	$1	$—	$2

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

HSBC USA Inc.
percent confidence level over a one-year period. However, in periods of unstable market conditions, we could see an increase in the number of back-testing exceptions.
During the first quarter of 2024, we experienced no loss back-testing exception.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2024 and 2023 included fees of $6 million and $7 million, respectively.

Three Months Ended March 31,	2024			2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$30,112	$321	4.29%	$34,325	$269	3.18%
Federal funds sold and securities purchased under resale agreements(1)	5,502	127	9.28	9,326	141	6.13
Trading securities	18,688	85	1.83	12,752	49	1.56
Securities	40,553	445	4.41	35,153	323	3.73
Loans:
Commercial	40,421	711	7.07	42,494	657	6.27
Consumer:
Residential mortgages	18,562	174	3.77	16,889	134	3.22
Home equity mortgages	384	7	7.33	365	6	6.67
Credit cards	188	5	10.70	199	4	8.15
Other consumer	89	2	9.04	136	2	5.96
Total consumer	19,223	188	3.93	17,589	146	3.37
Total loans	59,644	899	6.06	60,083	803	5.42
Other	1,456	16	4.42	1,968	19	3.92
Total interest earning assets	$155,955	$1,893	4.88%	$153,607	$1,604	4.23%
Allowance for credit losses	(584)			(588)
Cash and due from banks	767			942
Other assets	9,158			12,288
Total assets	$165,296			$166,249
Liabilities and Equity:
Domestic deposits:
Savings deposits	$43,889	$329	3.01%	$49,307	$262	2.15%
Time deposits	21,316	311	5.87	16,185	215	5.39
Other interest bearing deposits	26,275	317	4.85	20,411	233	4.63
Foreign deposits	5,609	55	3.94	6,082	46	3.07
Total interest bearing deposits	97,089	1,012	4.19	91,985	756	3.33
Short-term borrowings:
Securities sold under repurchase agreements(1)	721	59	32.91	425	38	36.26
Commercial paper	5,540	84	6.10	5,304	61	4.66
Other short-term borrowings	1,009	11	4.38	391	1	1.04
Total short-term borrowings	7,270	154	8.52	6,120	100	6.63
Long-term debt	18,561	285	6.18	18,301	256	5.67
Total interest bearing debt	122,920	1,451	4.75	116,406	1,112	3.87
Tax liabilities and other	1,342	16	4.80	930	9	3.92
Total interest bearing liabilities	$124,262	$1,467	4.75%	$117,336	$1,121	3.87%
Net interest income/Interest rate spread		$426	.13%		$483	.36%
Noninterest bearing deposits	22,956			30,254
Other liabilities	6,365			6,303
Total equity	11,713			12,356
Total liabilities and equity	$165,296			$166,249
Net interest margin on average earning assets			1.10%			1.28%

(1)The denominators used in the calculation of the rates on federal funds sold and securities purchased under resale agreements and securities sold under repurchase agreements reflect the net amounts presented in the balance sheet.

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the first quarter of 2024 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the first quarter of 2024, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the first quarter of 2024, was approximately $535.
For the Iranian bank-related activity discussed above, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure.
The HSBC Group currently intends to continue to wind down the above activities, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group has an individual customer in the Middle East that was designated under Executive Order 13224 in 2023. The customer's accounts were restricted at the time of designation and the relationship was exited in the first quarter of 2024. As part of the exit process, the HSBC Group returned the customer's funds to the customer.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2024.
Activity related to U.S. Executive Order 13382 The HSBC Group had an individual customer in Asia that was designated under Executive Order 13382 in 2023. The customer's accounts were restricted at the time of designation and the relationship was exited in the first quarter of 2024. As part of the exit process, the HSBC Group returned the customer's funds to the customer.
The HSBC Group administers a pension scheme for a corporate entity in Asia in accordance with applicable laws and regulations. An individual participant in this pension scheme was designated under Executive Order 13382 in 2023. The HSBC Group has restricted the individual's pension scheme account. During the first quarter of 2024, prior to the imposition of the account restriction, the HSBC Group allocated two mandatory contributions into the individual's pension scheme account.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2024.
Other activity The HSBC Group has one non-Iranian insurance company customer in the Middle East that, during the first quarter of 2024, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has individual and corporate customers in Europe that, during the first quarter of 2024, made small local currency domestic payments to, or received such payments from, an Iranian embassy. These customers are engaged in activities that require consular services provided by the embassies or provide goods and services that support the conduct of the official business of the embassies. The HSBC Group processed these payments from its customers to and from the Iranian embassy.
The HSBC Group has individual customers in Europe that are employed by a bank located outside Iran that is owned by the Government of Iran. During the first quarter of 2024, the HSBC Group processed local currency salary payments received via banks that are not owned by the Government of Iran to its customers.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2024.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during the first quarter of 2024. There was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2024 relating to these frozen accounts.

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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three months ended March 31, 2024 and 2023, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iii) the Consolidated Balance Sheet at March 31, 2024 and December 31, 2023, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2024 and 2023, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 30, 2024

HSBC USA INC.

By:	/s/ ANDREW FULLAM
Andrew Fullam
Chief Financial Officer