Form 10-Q
period 2024-06-30
HSBC USA INC /MD/
filed 2024-07-31
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of July 26, 2024, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Interest income:
Loans	$933	$861	$1,832	$1,664
Securities	462	368	907	691
Trading securities	89	60	174	109
Short-term investments	410	416	858	826
Other	23	18	39	37
Total interest income	1,917	1,723	3,810	3,327
Interest expense:
Deposits	1,037	869	2,049	1,625
Short-term borrowings	156	120	310	220
Long-term debt	298	290	583	546
Other	14	10	30	19
Total interest expense	1,505	1,289	2,972	2,410
Net interest income	412	434	838	917
Provision for credit losses	47	36	49	56
Net interest income after provision for credit losses	365	398	789	861
Other revenues:
Credit card fees, net	13	12	28	23
Trust and investment management fees	34	32	70	63
Other fees and commissions	170	157	346	305
Trading revenue	233	228	509	453
Other securities gains, net	8	—	10	3
Servicing and other fees from HSBC affiliates	93	77	181	151
Gain (loss) on instruments designated at fair value and related derivatives	(10)	2	(30)	(20)
Other income (loss)	(4)	(60)	(38)	(77)
Total other revenues	537	448	1,076	901
Operating expenses:
Salaries and employee benefits	143	138	278	259
Support services from HSBC affiliates	419	425	818	809
Occupancy expense, net	23	10	41	40
Other expenses	99	74	232	168
Total operating expenses	684	647	1,369	1,276
Income before income tax	218	199	496	486
Income tax expense	49	48	102	118
Net income	$169	$151	$394	$368

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income	$169	$151	$394	$368
Net change in unrealized gains (losses), net of tax:
Investment securities	(83)	(63)	(190)	141
Fair value option liabilities attributable to our own credit spread	(4)	(64)	(41)	(1)
Derivatives designated as cash flow hedges	28	(49)	64	49
Total other comprehensive income (loss)	(59)	(176)	(167)	189
Comprehensive income (loss)	$110	$(25)	$227	$557

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2024	December 31, 2023
	(in millions)
Assets(1)
Cash and due from banks	$881	$704
Interest bearing deposits with banks	29,364	25,015
Federal funds sold and securities purchased under agreements to resell	1,318	13,878
Trading assets (includes $3.6 billion and $3.0 billion pledged to creditors at June 30, 2024 and December 31, 2023, respectively)	21,702	22,115
Securities available-for-sale (includes amortized cost of $29.4 billion and $28.0 billion at June 30, 2024 and December 31, 2023, respectively, an allowance for credit losses of nil at both June 30, 2024 and December 31, 2023, and $839 million and $161 million pledged to creditors at June 30, 2024 and December 31, 2023, respectively)	26,907	25,696
Securities held-to-maturity, net of allowance for credit losses of nil at both June 30, 2024 and December 31, 2023 (fair value of $14.5 billion and $14.7 billion at June 30, 2024 and December 31, 2023, respectively)	15,131	15,076
Loans (includes $13 million and $15 million designated under fair value option at June 30, 2024 and December 31, 2023, respectively)	60,677	58,987
Less – allowance for credit losses	583	591
Loans, net	60,094	58,396
Loans held for sale (includes $246 million and $250 million designated under fair value option at June 30, 2024 and December 31, 2023, respectively)	404	339
Properties and equipment, net	65	71
Goodwill	458	458
Other assets, net of allowance for credit losses of nil at both June 30, 2024 and December 31, 2023 (includes nil and $10 million designated under fair value option at June 30, 2024 and December 31, 2023, respectively)	6,738	6,490
Total assets	$163,062	$168,238
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$20,846	$23,421
Interest bearing (includes $2.3 billion and $1.8 billion designated under fair value option at June 30, 2024 and December 31, 2023, respectively)	90,984	92,604
Foreign deposits - interest bearing	7,515	5,258
Total deposits	119,345	121,283
Short-term borrowings	7,698	9,914
Long-term debt (includes $6.8 billion and $7.5 billion designated under fair value option at June 30, 2024 and December 31, 2023, respectively)	17,623	18,661
Total debt	144,666	149,858
Trading liabilities	3,190	3,485
Interest, taxes and other liabilities (includes nil and $10 million designated under fair value option at June 30, 2024 and December 31, 2023, respectively)	3,352	3,256
Total liabilities	151,208	156,599
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding at both June 30, 2024 and December 31, 2023)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both June 30, 2024 and December 31, 2023)	—	—
Additional paid-in capital	12,736	12,740
Retained earnings	946	560
Accumulated other comprehensive loss	(2,093)	(1,926)
Total common equity	11,589	11,374
Total equity	11,854	11,639
Total liabilities and equity	$163,062	$168,238

HSBC USA Inc.
(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at June 30, 2024 and December 31, 2023. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 15, "Variable Interest Entities," for additional information.

	June 30, 2024	December 31, 2023
	(in millions)
Assets
Other assets	$19	$23
Total assets	$19	$23
Liabilities
Interest, taxes and other liabilities	$26	$17
Total liabilities	$26	$17

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30,	2024	2023
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,740	12,736
Employee benefit plans	(4)	(1)
Balance at end of period	12,736	12,735
Retained earnings
Balance at beginning of period	785	1,900
Net income	169	151
Cash dividends declared on preferred stock	(8)	(8)
Cash dividends declared on common stock	—	(1,000)
Balance at end of period	946	1,043
Accumulated other comprehensive loss
Balance at beginning of period	(2,034)	(2,210)
Other comprehensive loss, net of tax	(59)	(176)
Balance at end of period	(2,093)	(2,386)
Total common equity	11,589	11,392
Total equity	$11,854	$11,657

Six Months Ended June 30,	2024	2023
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,740	12,740
Employee benefit plans	(4)	(5)
Balance at end of period	12,736	12,735
Retained earnings
Balance at beginning of period	560	1,683
Net income	394	368
Cash dividends declared on preferred stock	(8)	(8)
Cash dividends declared on common stock	—	(1,000)
Balance at end of period	946	1,043
Accumulated other comprehensive loss
Balance at beginning of period	(1,926)	(2,575)
Other comprehensive income (loss), net of tax	(167)	189
Balance at end of period	(2,093)	(2,386)
Total common equity	11,589	11,392
Total equity	$11,854	$11,657

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2024	2023
	(in millions)
Cash flows from operating activities
Net income	$394	$368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(29)	15
Provision for credit losses	49	56
Net realized gains on securities available-for-sale	(10)	(3)
Net change in other assets and liabilities	115	1,272
Net change in loans held for sale:
Originations and purchases of loans held for sale	(145)	(284)
Sales and collections of loans held for sale	102	161
Net change in trading assets and liabilities	118	2,235
Lower of amortized cost or fair value adjustments on loans held for sale	(2)	37
Loss on instruments designated at fair value and related derivatives	30	20
Net cash provided by operating activities	622	3,877
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	12,560	10,566
Securities available-for-sale:
Purchases of securities available-for-sale	(5,592)	(2,092)
Proceeds from sales of securities available-for-sale	2,035	681
Proceeds from paydowns and maturities of securities available-for-sale	1,820	2,625
Securities held-to-maturity:
Purchases of securities held-to-maturity	(606)	(6,479)
Proceeds from paydowns and maturities of securities held-to-maturity	576	384
Change in loans:
Originations, net of collections	(3,199)	478
Loans sold to third parties	1,490	435
Net cash provided by (used for) sales (acquisitions) of properties and equipment	(1)	6
Other, net	(66)	6
Net cash provided by investing activities	9,017	6,610
Cash flows from financing activities
Net change in deposits	(1,939)	(1,569)
Debt:
Net change in short-term borrowings	(2,216)	2,282
Issuance of long-term debt	3,466	2,909
Repayment of long-term debt	(4,412)	(1,537)
Other decreases in capital surplus	(4)	(5)
Dividends paid	(8)	(1,008)
Net cash provided by (used in) financing activities	(5,113)	1,072
Net change in cash and due from banks and interest bearing deposits with banks	4,526	11,559
Cash and due from banks and interest bearing deposits with banks at beginning of period	25,719	18,748
Cash and due from banks and interest bearing deposits with banks at end of period	$30,245	$30,307

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Fee Income from Contracts with Customers	45
2	Trading Assets and Liabilities	10	12	Related Party Transactions	46
3	Securities	11	13	Business Segments	49
4	Loans	15	14	Retained Earnings and Regulatory Capital Requirements	51
5	Allowance for Credit Losses	30	15	Variable Interest Entities	52
6	Loans Held for Sale	33	16	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	54
7	Goodwill	34	17	Fair Value Measurements	59
8	Derivative Financial Instruments	34	18	Litigation and Regulatory Matters	75
9	Fair Value Option	40	19	New Accounting Pronouncements	76
10	Accumulated Other Comprehensive Loss	43

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

HSBC USA Inc.
2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Trading assets:
U.S. Treasury	$3,705	$3,564
U.S. Government agency issued or guaranteed	—	1
U.S. Government sponsored enterprises	1,053	1,207
Foreign bonds	1,003	4,019
Equity securities	13,897	11,702
Precious metals	1,280	346
Derivatives, net	764	1,276
Total trading assets	$21,702	$22,115
Trading liabilities:
Securities sold, not yet purchased	$1,447	$1,688
Payables for precious metals	189	301
Derivatives, net	1,554	1,496
Total trading liabilities	$3,190	$3,485
At June 30, 2024 and December 31, 2023, the fair value of derivatives included in trading assets is net of $2,161 million and $1,416 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2024 and December 31, 2023, the fair value of derivatives included in trading liabilities is net of $1,169 million and $1,321 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 8, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $45 million and $87 million during the three and six months ended June 30, 2024, respectively, compared with $36 million and $70 million during the three and six months ended June 30, 2023, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2024	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$8,529	$—	$18	$(193)	$8,354
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,689	—	—	(940)	4,749
Collateralized mortgage obligations	1,387	—	—	(319)	1,068
Direct agency obligations	1,511	—	1	(17)	1,495
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,543	—	—	(529)	5,014
Collateralized mortgage obligations	2,738	—	—	(548)	2,190
Direct agency obligations	207	—	5	(1)	211
Asset-backed securities collateralized by:
Home equity	12	—	—	(1)	11
Other	102	—	—	(12)	90
Foreign debt securities(1)	3,723	—	2	—	3,725
Total available-for-sale securities	$29,441	$—	$26	$(2,560)	$26,907
Securities held-to-maturity:
U.S. Treasury	$1,937	$—	$—	$(58)	$1,879
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,036	—	—	(81)	955
Collateralized mortgage obligations	271	—	2	(15)	258
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,260	—	7	(364)	9,903
Collateralized mortgage obligations	1,623	—	—	(167)	1,456
Obligations of U.S. states and political subdivisions	3	—	—	—	3
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$15,131	$—	$9	$(685)	$14,455

HSBC USA Inc.

December 31, 2023	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,489	$—	$22	$(225)	$7,286
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,864	—	—	(845)	5,019
Collateralized mortgage obligations	1,436	—	—	(300)	1,136
Direct agency obligations	1,719	—	—	(38)	1,681
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,804	—	1	(378)	5,427
Collateralized mortgage obligations	2,865	—	—	(506)	2,359
Direct agency obligations	215	—	3	(3)	215
Asset-backed securities collateralized by:
Home equity	13	—	—	(1)	12
Other	103	—	—	(11)	92
Foreign debt securities(1)	2,472	—	—	(3)	2,469
Total available-for-sale securities	$27,980	$—	$26	$(2,310)	$25,696
Securities held-to-maturity:
U.S. Treasury	$1,917	$—	$1	$(18)	$1,900
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,069	—	—	(68)	1,001
Collateralized mortgage obligations	297	—	3	(16)	284
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,043	—	43	(180)	9,906
Collateralized mortgage obligations	1,745	—	—	(152)	1,593
Obligations of U.S. states and political subdivisions	4	—	—	—	4
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$15,076	$—	$47	$(434)	$14,689

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
At both June 30, 2024 and December 31, 2023, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at June 30, 2024 and December 31, 2023 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At June 30, 2024
U.S. Treasury	10	$(3)	$2,424	39	$(190)	$4,323
U.S. Government sponsored enterprises	1	—	70	287	(1,276)	7,133
U.S. Government agency issued or guaranteed	2	(4)	114	138	(1,074)	7,109
Asset-backed securities	—	—	—	6	(13)	101
Foreign debt securities	8	—	857	1	—	50
Securities available-for-sale	21	$(7)	$3,465	471	$(2,553)	$18,716
At December 31, 2023
U.S. Treasury	3	$(1)	$1,008	41	$(224)	$4,906
U.S. Government sponsored enterprises	2	—	80	293	(1,183)	7,701
U.S. Government agency issued or guaranteed	—	—	—	151	(887)	7,765
Asset-backed securities	—	—	—	6	(12)	104
Foreign debt securities	17	(1)	1,801	4	(2)	183
Securities available-for-sale	22	$(2)	$2,889	495	$(2,308)	$20,659
Gross unrealized losses increased as compared with December 31, 2023 due primarily to increasing yields on U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At June 30, 2024, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both June 30, 2024 and December 31, 2023, the allowance for credit losses on securities held-to-maturity was nil.
At both June 30, 2024 and December 31, 2023, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as

HSBC USA Inc.
the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At both June 30, 2024 and December 31, 2023, all of our securities held-to-maturity were investment grade.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Gross realized gains	$12	$—	$14	$3
Gross realized losses	(4)	—	(4)	—
Net realized gains	$8	$—	$10	$3
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2024 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at June 30, 2024, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2024.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$240	.99%	$3,554	2.20%	$2,046	4.06%	$2,689	2.84%
U.S. Government sponsored enterprises	859	1.32	862	2.73	1,279	2.16	5,587	1.84
U.S. Government agency issued or guaranteed	20	.81	48	4.20	2	5.34	8,418	2.95
Asset-backed securities	—	—	55	4.34	47	3.95	12	5.55
Foreign debt securities	1,782	.31	1,941	4.55	—	—	—	—
Total amortized cost	$2,901	.67%	$6,460	3.01%	$3,374	3.34%	$16,706	2.56%
Total fair value	$2,885		$6,382		$3,284		$14,356
Held-to-maturity:
U.S. Treasury	$—	—%	$1,191	3.75%	$746	3.70%	$—	—%
U.S. Government sponsored enterprises	84	2.32	136	3.18	709	3.52	378	2.85
U.S. Government agency issued or guaranteed	—	—	1	4.57	13	5.83	11,869	4.50
Obligations of U.S. states and political subdivisions	1	4.00	2	4.13	—	—	—	—
Asset-backed securities	—	—	—	—	1	3.97	—	—
Total amortized cost	$85	2.34%	$1,330	3.69%	$1,469	3.63%	$12,247	4.45%
Total fair value	$85		$1,293		$1,388		$11,689

HSBC USA Inc.
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Equity securities carried at fair value	$262	$270
Equity securities without readily determinable fair values	12	13
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the six months ended June 30, 2024 and 2023, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $4 million in both periods as a component of other income (loss) in the consolidated statement of income.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $438 million, respectively, at both June 30, 2024 and December 31, 2023. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

4. Loans

Loans consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Commercial loans:
Real estate, including construction	$6,837	$7,087
Business and corporate banking	16,598	15,724
Global banking(1)	10,394	10,725
Other commercial:
Affiliates(2)	3,343	2,618
Other	3,357	3,803
Total other commercial	6,700	6,421
Total commercial	40,529	39,957
Consumer loans:
Residential mortgages	19,485	18,341
Home equity mortgages	390	389
Credit cards	188	199
Other consumer(3)	85	101
Total consumer	20,148	19,030
Total loans	$60,677	$58,987

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
(3)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $13 million and $15 million at June 30, 2024 and December 31, 2023, respectively. See Note 9, "Fair Value Option," for further details.
Net deferred origination costs totaled $25 million and $17 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, we had a net unamortized discount on our loans of $12 million and $13 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at June 30, 2024 and December 31, 2023. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At June 30, 2024
Commercial loans:
Real estate, including construction	$—	$—	$—	$6,837	$6,837
Business and corporate banking	3	8	11	16,587	16,598
Global banking	59	17	76	10,318	10,394
Other commercial	51	4	55	6,645	6,700
Total commercial	113	29	142	40,387	40,529
Consumer loans:
Residential mortgages	207	87	294	19,191	19,485
Home equity mortgages	4	3	7	383	390
Credit cards	2	2	4	184	188
Other consumer	3	2	5	80	85
Total consumer	216	94	310	19,838	20,148
Total loans	$329	$123	$452	$60,225	$60,677
At December 31, 2023
Commercial loans:
Real estate, including construction	$—	$206	$206	$6,881	$7,087
Business and corporate banking	1	3	4	15,720	15,724
Global banking	—	1	1	10,724	10,725
Other commercial	350	—	350	6,071	6,421
Total commercial	351	210	561	39,396	39,957
Consumer loans:
Residential mortgages	174	91	265	18,076	18,341
Home equity mortgages	12	3	15	374	389
Credit cards	3	3	6	193	199
Other consumer	3	2	5	96	101
Total consumer	192	99	291	18,739	19,030
Total loans	$543	$309	$852	$58,135	$58,987

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At June 30, 2024
Commercial loans:
Real estate, including construction	$275	$—	$2
Business and corporate banking	114	—	31
Global banking	242	—	47
Other commercial	1	—	—
Total commercial	632	—	80
Consumer loans:
Residential mortgages(1)(2)(3)	161	—	77
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	2	—
Other consumer	—	2	—
Total consumer	167	4	82
Total nonperforming loans	$799	$4	$162
At December 31, 2023
Commercial loans:
Real estate, including construction	$229	$—	$40
Business and corporate banking	143	1	29
Global banking	49	—	48
Other commercial	3	—	2
Total commercial	424	1	119
Consumer loans:
Residential mortgages(1)(2)(3)	172	—	81
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	3	—
Other consumer	—	2	—
Total consumer	178	5	86
Total nonperforming loans	$602	$6	$205

(1)At June 30, 2024 and December 31, 2023, nonaccrual consumer mortgage loans include $103 million and $108 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled $8 million during both the three and six months ended June 30, 2024 compared with $2 million and $3 million during the three and six months ended June 30, 2023, respectively.

HSBC USA Inc.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At both June 30, 2024 and December 31, 2023, we had collateral-dependent residential mortgage loans totaling $278 million.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At June 30, 2024 and December 31, 2023, we had collateral-dependent commercial loans totaling $616 million and $618 million, respectively.
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
The following table presents information about loan payment modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023 by type of modification, including the period-end carrying value and as a percentage of total loans.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended June 30, 2024
Commercial loans:
Real estate, including construction	$—	$—	$—	$161	$161	2.4%
Business and corporate banking	—	—	6	7	13	.1
Global banking	—	—	48	—	48	.5
Total commercial	—	—	54	168	222	.5
Consumer loans:
Residential mortgages(2)	—	—	—	1	1	.0
Total consumer	—	—	—	1	1	.0
Total	$—	$—	$54	$169	$223	.4

HSBC USA Inc.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended June 30, 2023
Commercial loans:
Real estate, including construction	$—	$—	$235	$—	$235	3.3%
Business and corporate banking	—	—	44	—	44	.3
Global banking	—	—	5	—	5	.0
Total commercial	—	—	284	—	284	.7
Consumer loans:
Residential mortgages(2)	—	—	7	1	8	.0
Total consumer	—	—	7	1	8	.0
Total	$—	$—	$291	$1	$292	.5

Six Months Ended June 30, 2024
Commercial loans:
Real estate, including construction	$—	$—	$—	$161	$161	2.4%
Business and corporate banking	—	—	65	7	72	.4
Global banking	—	—	48	—	48	.5
Total commercial	—	—	113	168	281	.7
Consumer loans:
Residential mortgages(2)	—	—	—	1	1	.0
Total consumer	—	—	—	1	1	.0
Total	$—	$—	$113	$169	$282	.5

Six Months Ended June 30, 2023
Commercial loans:
Real estate, including construction	$—	$—	$235	$—	$235	3.3%
Business and corporate banking	—	—	97	12	109	.7
Global banking	—	—	5	—	5	.0
Total commercial	—	—	337	12	349	.9
Consumer loans:
Residential mortgages(2)	—	—	7	1	8	.0
Total consumer	—	—	7	1	8	.0
Total	$—	$—	$344	$13	$357	.6

(1)Represents loans with more than one type of payment modification during the period.
(2)During the three and six months ended June 30, 2024 and 2023, the carrying value of consumer mortgage loans with a payment modification included loans that were recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
At June 30, 2024 and December 31, 2023, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the respective year-to-date periods totaled $40 million and $85 million, respectively.

HSBC USA Inc.
The following table summarizes the financial effect of loan payment modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023 by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Three Months Ended June 30, 2024
Commercial loans:
Real estate, including construction	5.6%	$—	4.0
Business and corporate banking	.3	—	1.6
Global banking	—	—	2.0
Consumer loans:
Residential mortgages	.5	—	0.6

Three Months Ended June 30, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.4
Business and corporate banking	—	—	1.8
Global banking	—	—	1.5
Consumer loans:
Residential mortgages	1.7	—	2.1

Six Months Ended June 30, 2024
Commercial loans:
Real estate, including construction	5.6%	$—	4.0
Business and corporate banking	.3	—	1.7
Global banking	—	—	2.0
Consumer loans:
Residential mortgages	.5	—	0.6

Six Months Ended June 30, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.4
Business and corporate banking	—	2	2.1
Global banking	—	—	1.5
Consumer loans:
Residential mortgages	2.2	—	2.2
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

HSBC USA Inc.
The following table presents loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent during the three and six months ended June 30, 2024 by type of modification:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total
	(in millions)
Six Months Ended June 30, 2024
Commercial loans:
Global banking	$—	$—	$1	$—	$1
Total commercial	$—	$—	$1	$—	$1

(1)Represents loans with more than one type of payment modification during the period.
During the three and six months ended June 30, 2024, there were no consumer loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent. During the three months ended June 30, 2024, there were also no commercial loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent. During both the three and six months ended June 30, 2023, there were no loans to borrowers experiencing financial difficulty with a payment modification during the previous six months which subsequently became 90 days or greater contractually delinquent.
The following table presents the past due status of loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months at June 30, 2024 and December 31, 2023:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At June 30, 2024
Commercial loans:
Real estate, including construction	$—	$—	$162	$162
Business and corporate banking	—	—	336	336
Global banking	—	—	84	84
Total commercial	—	—	582	582
Consumer loans:
Residential mortgages	—	—	8	8
Total consumer	—	—	8	8
Total	$—	$—	$590	$590
At December 31, 2023
Commercial loans:
Real estate, including construction	$—	$166	$2	$168
Business and corporate banking	—	—	398	398
Global banking	—	—	50	50
Total commercial	—	166	450	616
Consumer loans:
Residential mortgages	—	—	12	12
Total consumer	—	—	12	12
Total	$—	$166	$462	$628

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of June 30, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2024
	(in millions)
Real estate, including construction:
Special mention	$32	$—	$104	$—	$—	$37	$—	$3	$176
Substandard	15	7	—	33	—	707	3	—	765
Doubtful	—	—	—	—	—	253	16	—	269
Total real estate, including construction	47	7	104	33	—	997	19	3	1,210
Business and corporate banking:
Special mention	33	75	81	21	3	195	203	8	619
Substandard	50	81	40	43	2	124	630	8	978
Doubtful	—	—	—	6	—	16	69	—	91
Total business and corporate banking	83	156	121	70	5	335	902	16	1,688
Global banking:
Special mention	—	—	—	—	—	—	92	—	92
Substandard	—	—	—	—	20	93	149	—	262
Doubtful	—	—	—	—	—	187	7	—	194
Total global banking	—	—	—	—	20	280	248	—	548
Total commercial	$130	$163	$225	$103	$25	$1,612	$1,169	$19	$3,446
Total commercial:
Special mention	$65	$75	$185	$21	$3	$232	$295	$11	$887
Substandard	65	88	40	76	22	924	782	8	2,005
Doubtful	—	—	—	6	—	456	92	—	554
Total commercial	$130	$163	$225	$103	$25	$1,612	$1,169	$19	$3,446

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Special mention	$—	$40	$—	$104	$92	$42	$3	$3	$284
Substandard	2	—	—	1	—	821	—	—	824
Doubtful	—	—	—	—	—	166	18	—	184
Total real estate, including construction	2	40	—	105	92	1,029	21	3	1,292
Business and corporate banking:
Special mention	38	103	12	4	20	126	296	8	607
Substandard	31	22	—	27	—	156	746	1	983
Doubtful	—	—	36	—	—	9	71	—	116
Total business and corporate banking	69	125	48	31	20	291	1,113	9	1,706
Global banking:
Special mention	—	—	—	—	—	45	62	—	107
Substandard	—	14	—	—	—	114	73	—	201
Doubtful	—	187	—	—	14	—	1	—	202
Total global banking	—	201	—	—	14	159	136	—	510
Other commercial:
Special mention	6	—	—	—	—	—	—	—	6
Substandard	38	—	—	—	—	—	—	—	38
Doubtful	—	—	—	—	—	—	3	—	3
Total other commercial	44	—	—	—	—	—	3	—	47
Total commercial	$115	$366	$48	$136	$126	$1,479	$1,273	$12	$3,555
Total commercial:
Special mention	$44	$143	$12	$108	$112	$213	$361	$11	$1,004
Substandard	71	36	—	28	—	1,091	819	1	2,046
Doubtful	—	187	36	—	14	175	93	—	505
Total commercial	$115	$366	$48	$136	$126	$1,479	$1,273	$12	$3,555

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2024
	(in millions)
Real estate, including construction:
Performing loans	$361	$966	$1,221	$1,027	$263	$2,702	$19	$3	$6,562
Nonaccrual loans	—	—	—	—	—	255	20	—	275
Total real estate, including construction	361	966	1,221	1,027	263	2,957	39	3	6,837
Business and corporate banking:
Performing loans	874	1,459	1,031	1,256	190	4,130	7,243	301	16,484
Nonaccrual loans	—	1	1	6	1	35	70	—	114
Total business and corporate banking	874	1,460	1,032	1,262	191	4,165	7,313	301	16,598
Global banking:
Performing loans	503	2,127	957	821	163	3,571	2,010	—	10,152
Nonaccrual loans	—	—	—	—	—	233	9	—	242
Total global banking	503	2,127	957	821	163	3,804	2,019	—	10,394
Other commercial:
Performing loans	185	159	265	208	487	1,153	4,242	—	6,699
Nonaccrual loans	—	—	—	—	—	1	—	—	1
Total other commercial	185	159	265	208	487	1,154	4,242	—	6,700
Total commercial	$1,923	$4,712	$3,475	$3,318	$1,104	$12,080	$13,613	$304	$40,529
Total commercial:
Performing loans	$1,923	$4,711	$3,474	$3,312	$1,103	$11,556	$13,514	$304	$39,897
Nonaccrual loans	—	1	1	6	1	524	99	—	632
Total commercial	$1,923	$4,712	$3,475	$3,318	$1,104	$12,080	$13,613	$304	$40,529

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Performing loans	$920	$1,286	$1,019	$355	$1,014	$2,242	$19	$3	$6,858
Nonaccrual loans	—	—	—	—	40	167	22	—	229
Total real estate, including construction	920	1,286	1,019	355	1,054	2,409	41	3	7,087
Business and corporate banking:
Performing loans	1,270	1,113	1,074	231	561	4,215	6,851	265	15,580
Nonaccrual loans	—	35	—	—	—	38	70	—	143
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	1,270	1,148	1,074	231	561	4,253	6,922	265	15,724
Global banking:
Performing loans	2,255	1,153	844	151	321	3,561	2,341	50	10,676
Nonaccrual loans	—	—	—	—	—	39	10	—	49
Total global banking	2,255	1,153	844	151	321	3,600	2,351	50	10,725
Other commercial:
Performing loans	211	281	313	651	418	804	3,740	—	6,418
Nonaccrual loans	—	—	—	—	—	3	—	—	3
Total other commercial	211	281	313	651	418	807	3,740	—	6,421
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Total commercial:
Performing loans	$4,656	$3,833	$3,250	$1,388	$2,314	$10,822	$12,951	$318	$39,532
Nonaccrual loans	—	35	—	—	40	247	102	—	424
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2024
	(in millions)
Real estate, including construction:
Investment grade	$—	$324	$98	$23	$168	$927	$1	$—	$1,541
Non-investment grade	361	642	1,123	1,004	95	2,030	38	3	5,296
Total real estate, including construction	361	966	1,221	1,027	263	2,957	39	3	6,837
Business and corporate banking:
Investment grade	371	670	309	625	87	1,937	3,168	86	7,253
Non-investment grade	503	790	723	637	104	2,228	4,145	215	9,345
Total business and corporate banking	874	1,460	1,032	1,262	191	4,165	7,313	301	16,598
Global banking:
Investment grade	432	1,815	848	567	143	2,924	1,711	—	8,440
Non-investment grade	71	312	109	254	20	880	308	—	1,954
Total global banking	503	2,127	957	821	163	3,804	2,019	—	10,394
Other commercial:
Investment grade	85	154	156	35	357	835	3,872	—	5,494
Non-investment grade	100	5	109	173	130	319	370	—	1,206
Total other commercial	185	159	265	208	487	1,154	4,242	—	6,700
Total commercial	$1,923	$4,712	$3,475	$3,318	$1,104	$12,080	$13,613	$304	$40,529
Total commercial:
Investment grade	$888	$2,963	$1,411	$1,250	$755	$6,623	$8,752	$86	$22,728
Non-investment grade	1,035	1,749	2,064	2,068	349	5,457	4,861	218	17,801
Total commercial	$1,923	$4,712	$3,475	$3,318	$1,104	$12,080	$13,613	$304	$40,529

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Investment grade	$327	$100	$24	$187	$162	$939	$1	$—	$1,740
Non-investment grade	593	1,186	995	168	892	1,470	40	3	5,347
Total real estate, including construction	920	1,286	1,019	355	1,054	2,409	41	3	7,087
Business and corporate banking:
Investment grade	732	304	543	95	261	1,977	3,311	54	7,277
Non-investment grade	538	844	531	136	300	2,276	3,611	211	8,447
Total business and corporate banking	1,270	1,148	1,074	231	561	4,253	6,922	265	15,724
Global banking:
Investment grade	1,947	1,109	651	149	307	2,842	2,140	—	9,145
Non-investment grade	308	44	193	2	14	758	211	50	1,580
Total global banking	2,255	1,153	844	151	321	3,600	2,351	50	10,725
Other commercial:
Investment grade	211	192	43	376	298	564	3,143	—	4,827
Non-investment grade	—	89	270	275	120	243	597	—	1,594
Total other commercial	211	281	313	651	418	807	3,740	—	6,421
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Total commercial:
Investment grade	$3,217	$1,705	$1,261	$807	$1,028	$6,322	$8,595	$54	$22,989
Non-investment grade	1,439	2,163	1,989	581	1,326	4,747	4,459	264	16,968
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination, during the six months ended June 30, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Six Months Ended June 30, 2024
Business and corporate banking	$—	$—	$—	$28	$—	$20	$1	$—	$49
Global banking	—	—	—	—	—	3	—	—	3
Total commercial	$—	$—	$—	$28	$—	$23	$1	$—	$52

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Six Months Ended June 30, 2023
Business and corporate banking	$—	$—	$—	$—	$—	$3	$3	$—	$6
Total commercial	$—	$—	$—	$—	$—	$3	$3	$—	$6

HSBC USA Inc.
Consumer Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Jun. 30, 2024
	(in millions)
Residential mortgages(1)(2)	$—	$4	$5	$2	$10	$113	$—	$134
Home equity mortgages(1)(2)	—	—	1	—	—	3	—	4
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—	—	2	—	2
Total consumer	$—	$4	$6	$2	$10	$118	$3	$143

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Dec. 31, 2023
	(in millions)
Residential mortgages(1)(2)	$—	$2	$6	$6	$1	$100	$—	$115
Home equity mortgages(1)(2)	—	—	—	—	—	4	—	4
Credit cards	—	—	—	—	—	—	4	4
Other consumer	—	—	—	—	—	2	—	2
Total consumer	$—	$2	$6	$6	$1	$106	$4	$125

(1)At June 30, 2024 and December 31, 2023, consumer mortgage loan delinquency includes $62 million and $61 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At June 30, 2024 and December 31, 2023, consumer mortgage loans include $40 million and $21 million, respectively, of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Jun. 30, 2024
	(in millions)
Residential mortgages:
Performing loans	$1,874	$2,514	$2,691	$3,993	$2,671	$5,581	$—	$19,324
Nonaccrual loans	—	—	7	10	10	134	—	161
Total residential mortgages	1,874	2,514	2,698	4,003	2,681	5,715	—	19,485
Home equity mortgages:
Performing loans	25	81	66	9	20	183	—	384
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	25	81	66	9	20	189	—	390
Credit cards:
Performing loans	—	—	—	—	—	—	186	186
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	188	188
Other consumer:
Performing loans	—	—	5	9	5	59	5	83
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	—	2
Total other consumer	—	—	5	9	5	61	5	85
Total consumer	$1,899	$2,595	$2,769	$4,021	$2,706	$5,965	$193	$20,148
Total consumer:
Performing loans	$1,899	$2,595	$2,762	$4,011	$2,696	$5,823	$191	$19,977
Nonaccrual loans	—	—	7	10	10	140	—	167
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	2	4
Total consumer	$1,899	$2,595	$2,769	$4,021	$2,706	$5,965	$193	$20,148

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Dec. 31, 2023
	(in millions)
Residential mortgages:
Performing loans	$2,646	$2,753	$4,096	$2,761	$1,236	$4,677	$—	$18,169
Nonaccrual loans	—	11	11	9	8	133	—	172
Total residential mortgages	2,646	2,764	4,107	2,770	1,244	4,810	—	18,341
Home equity mortgages:
Performing loans	80	69	11	22	25	176	—	383
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	80	69	11	22	25	182	—	389
Credit cards:
Performing loans	—	—	—	—	—	—	196	196
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	199	199
Other consumer:
Performing loans	—	8	7	7	3	67	7	99
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	—	2
Total other consumer	—	8	7	7	3	69	7	101
Total consumer	$2,726	$2,841	$4,125	$2,799	$1,272	$5,061	$206	$19,030
Total consumer:
Performing loans	$2,726	$2,830	$4,114	$2,790	$1,264	$4,920	$203	$18,847
Nonaccrual loans	—	11	11	9	8	139	—	178
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	3	5
Total consumer	$2,726	$2,841	$4,125	$2,799	$1,272	$5,061	$206	$19,030
Gross Charge-offs  The following table summarizes gross charge-off dollars in our consumer loan portfolio, disaggregated by year of origination, during the six months ended June 30, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Six Months Ended June 30, 2024
Credit cards	$—	$—	$—	$—	$—	$—	$4	$4
Total consumer	$—	$—	$—	$—	$—	$—	$4	$4

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Six Months Ended June 30, 2023
Residential mortgages	$—	$—	$—	$—	$—	$4	$—	$4
Home equity mortgages	—	—	—	—	—	1	—	1
Credit cards	—	—	—	—	—	—	4	4
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$—	$—	$—	$—	$—	$6	$4	$10
Concentration of Credit Risk  At June 30, 2024 and December 31, 2023, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $4,526 million and $4,392 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Updates to Economic Scenarios and Other Changes During the Six Months Ended June 30, 2024 Although the economic outlook improved during the first quarter of 2024, economic uncertainty remained due to elevated interest rates and inflation levels. We updated our Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at March 31, 2024. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, lower equal weights placed on the Upside and Downside scenarios and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL at that time.
During the second quarter of 2024, elevated interest rates and inflation levels continued to create economic uncertainty. We updated our Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at June 30, 2024. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, lower equal weights placed on the Upside and Downside scenarios and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at June 30, 2024. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL.
In the Central scenario, U.S. Gross Domestic Product ("GDP") growth moderates in 2024 and 2025 compared with 2023 under the assumption that diminishing excess household savings, a softened labor market, and elevated interest rates constrain expenditure. With a more balanced labor market, the unemployment rate increases slightly, but remains near historic lows, while residential housing prices grow modestly driven by a low inventory of existing homes for sale. In the financial markets, growth in financial asset prices remains modest while the FRB starts to reduce its policy rate in the fourth quarter of 2024 followed by further reductions in 2025 and 2026 as inflation continues a gradual decline over the forecast horizon.
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
In the Downside scenario, inflation re-accelerates and the economy enters into a mild recession, with the unemployment rate increasing and remaining at a higher level, while residential housing and commercial real estate prices undergo sharp correction due to weakness in the labor market and rising inflation. In this scenario, the FRB raises its policy rate initially to tackle inflation and the equity price index goes through a substantial correction by the second half of 2025 driven by an overall erosion of consumer and business sentiments, which eventually results in lower interest rates than in the Central scenario.
In the Alternative Downside scenario, geopolitical tensions escalate significantly and more severe inflationary pressures accompanied by tighter monetary policy lead the U.S. economy into a deep recession in 2024 and 2025, followed by a very anemic recovery starting in 2026. An extended period of economic contraction keeps the unemployment rate at an elevated level, which pressures residential housing prices to depreciate substantially, while at the same time, contracting corporate activities and rising unemployment pushes the commercial real estate market into a downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year, widening corporate credit spreads substantially, and flight to safe haven assets pushes the 10-year U.S. Treasury yield lower.

HSBC USA Inc.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at June 30, 2024, March 31, 2024 and December 31, 2023:

	For the Quarter Ended
	December 31, 2024	June 30, 2025	December 31, 2025
Unemployment rate (quarterly average):
Forecast at June 30, 2024	4.1%	4.1%	4.1%
Forecast at March 31, 2024	4.3	4.3	4.1
Forecast at December 31, 2023	4.3	4.2	4.1
GDP growth rate (year-over-year):
Forecast at June 30, 2024	1.8	1.7	1.7
Forecast at March 31, 2024	1.2	1.6	1.8
Forecast at December 31, 2023	1.1	1.8	2.1
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
The impacts of elevated interest rates and inflation levels will continue to impact our business and our allowance for credit losses in future periods, the extent of which remains uncertain. We will continue to monitor these situations closely and will continue to adapt our approach as necessary to reflect management's current view of forecasted economic conditions.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2024	December 31, 2023
	(in millions)
Allowance for credit losses:
Loans	$583	$591
Securities held-to-maturity(1)	—	—
Other financial assets measured at amortized cost(2)	—	—
Securities available-for-sale(1)	—	—
Total allowance for credit losses	$583	$591

Liability for off-balance sheet credit exposures	$118	$111

(1)See Note 3, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three and six months ended June 30, 2024 and 2023:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended June 30, 2024
Allowance for credit losses – beginning of period	$134	$309	$119	$1	$(7)	$8	$15	$2	$581
Provision charged (credited) to income	11	39	5	—	(1)	(2)	(1)	1	52
Charge-offs	—	(48)	(3)	—	—	—	(2)	—	(53)
Recoveries	—	—	—	—	1	1	1	—	3
Net (charge-offs) recoveries	—	(48)	(3)	—	1	1	(1)	—	(50)
Allowance for credit losses – end of period	$145	$300	$121	$1	$(7)	$7	$13	$3	$583

HSBC USA Inc.

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended June 30, 2023
Allowance for credit losses – beginning of period	$172	$264	$132	$1	$(2)	$3	$15	$3	$588
Provision charged (credited) to income	(26)	31	19	—	(12)	4	1	1	18
Charge-offs	—	(1)	—	—	(1)	—	(2)	(1)	(5)
Recoveries	—	1	—	—	2	—	1	—	4
Net (charge-offs) recoveries	—	—	—	—	1	—	(1)	(1)	(1)
Allowance for credit losses – end of period	$146	$295	$151	$1	$(13)	$7	$15	$3	$605

Six Months Ended June 30, 2024
Allowance for credit losses – beginning of period	$144	$302	$127	$1	$(9)	$7	$16	$3	$591
Provision charged (credited) to income	1	46	(3)	—	—	(1)	(1)	—	42
Charge-offs	—	(49)	(3)	—	—	—	(4)	—	(56)
Recoveries	—	1	—	—	2	1	2	—	6
Net (charge-offs) recoveries	—	(48)	(3)	—	2	1	(2)	—	(50)
Allowance for credit losses – end of period	$145	$300	$121	$1	$(7)	$7	$13	$3	$583

Six Months Ended June 30, 2023
Allowance for credit losses – beginning of period	$200	$230	$120	$1	$11	$2	$16	$4	$584
Provision charged (credited) to income	(54)	69	31	—	(22)	5	1	—	30
Charge-offs	—	(6)	—	—	(4)	(1)	(4)	(1)	(16)
Recoveries	—	2	—	—	2	1	2	—	7
Net (charge-offs) recoveries	—	(4)	—	—	(2)	—	(2)	(1)	(9)
Allowance for credit losses – end of period	$146	$295	$151	$1	$(13)	$7	$15	$3	$605
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance at beginning of period	$123	$125	$111	$117
Provision charged (credited) to income	(5)	18	7	26
Balance at end of period	$118	$143	$118	$143

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

	June 30, 2024	December 31, 2023
	(in millions)
Accrued interest receivables:
Loans	$257	$259
Securities held-to-maturity	57	57
Other financial assets measured at amortized cost	20	19
Securities available-for-sale	117	87
Total accrued interest receivables	451	422
Allowance for credit losses	—	—
Accrued interest receivables, net	$451	$422
During the three and six months ended June 30, 2024 and 2023, charged-off accrued interest receivables were immaterial.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Commercial loans:
Business and corporate banking	$82	$—
Global banking	321	339
Total commercial	403	339
Consumer loans:
Residential mortgages	1	—
Total consumer	1	—
Total loans held for sale	$404	$339
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $246 million and $250 million at June 30, 2024 and December 31, 2023, respectively. See Note 9, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $157 million and $89 million at June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024 and 2023, lower of amortized cost or fair value adjustments on these commercial loans held for sale were immaterial.
In addition, during the second quarter of 2023, we transferred certain commercial real estate loans to held for sale with a carrying value of $507 million as part of an effort to reduce exposure to this sector. We recorded a lower of amortized cost or fair value adjustment of $34 million upon transferring these loans to held for sale as a component of other income (loss) in the consolidated statement of income.
Consumer Loans Included in residential mortgage loans held for sale are agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income.

HSBC USA Inc.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans which are originated and held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was nil during the three and six months ended June 30, 2024 and 2023.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was $1 million and $2 million at June 30, 2024 and December 31, 2023, respectively. The valuation allowance on consumer loans held for sale was nil at both June 30, 2024 and December 31, 2023.

7. Goodwill

Goodwill was $458 million at both June 30, 2024 and December 31, 2023. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. During the second quarter of 2024, there were no events or changes in circumstances to indicate that it is more likely than not the fair value of our Commercial Banking reporting unit has been reduced below its carrying amount.

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

HSBC USA Inc.

	June 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges:(1)
Interest rate contracts - bilateral OTC(2)	$2	$4	$—	$83
Derivatives accounted for as cash flow hedges:(1)
Foreign exchange contracts - bilateral OTC(2)	107	—	—	56
Interest rate contracts - bilateral OTC(2)	—	2	—	1
Total derivatives accounted for as hedges	109	6	—	140
Trading derivatives not accounted for as hedges:(3)
Exchange-traded(2)	4	1	7	16
OTC-cleared(2)	93	—	70	—
Bilateral OTC(2)	1,296	850	1,178	946
Interest rate contracts	1,393	851	1,255	962
OTC-cleared (2)	123	—	—	—
Bilateral OTC(2)	10,230	10,318	13,606	13,479
Foreign exchange contracts	10,353	10,318	13,606	13,479
Exchange-traded(2)	—	—	7	—
Bilateral OTC(2)	599	1,119	413	1,080
Equity contracts	599	1,119	420	1,080
Exchange-traded(2)	—	—	3	—
Bilateral OTC(2)	1,161	1,100	1,150	1,033
Precious metals contracts	1,161	1,100	1,153	1,033
OTC-cleared(2)	1	—	14	—
Bilateral OTC(2)	158	88	81	137
Credit contracts	159	88	95	137
Other non-qualifying derivatives not accounted for as hedges:(1)
Interest rate contracts - bilateral OTC(2)	—	105	—	76
Equity contracts - bilateral OTC(2)	535	167	621	193
OTC-cleared(2)	1	—	1	1
Bilateral OTC(2)	8	120	13	122
Credit contracts	9	120	14	123
Other contracts - bilateral OTC(2)(4)	5	26	5	40
Total derivatives	14,323	13,900	17,169	17,263
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	11,005	11,005	14,110	14,110
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	2,413	1,169	1,760	1,321
Net amounts of derivative assets / liabilities presented in the balance sheet	905	1,726	1,299	1,832
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	115	42	63	273
Net amounts of derivative assets / liabilities	$790	$1,684	$1,236	$1,559

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at June 30, 2024 and December 31, 2023, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At June 30, 2024
Securities available-for-sale ("AFS")	$11,499	$(1,516)	$(50)	$(1,566)
Deposits	1,454	(98)	52	(46)
Long-term debt	7,887	(414)	53	(361)
At December 31, 2023
Securities AFS	11,112	(1,320)	(70)	(1,390)
Deposits	1,463	(104)	67	(37)
Long-term debt	7,913	(407)	72	(335)

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended June 30, 2024
Interest rate contracts / Securities AFS	Net interest income	$104	$81
Interest rate contracts / Deposits	Net interest income	(8)	(27)
Interest rate contracts / Long-term debt	Net interest income	(33)	(118)
Total		$63	$(64)

Three Months Ended June 30, 2023
Interest rate contracts / Securities AFS	Net interest income	$399	$(220)
Interest rate contracts / Deposits	Net interest income	(33)	(1)
Interest rate contracts / Long-term debt	Net interest income	(146)	27
Total		$220	$(194)

Six Months Ended June 30, 2024
Interest rate contracts / Securities AFS	Net interest income	$472	$(113)
Interest rate contracts / Deposits	Net interest income	(31)	(39)
Interest rate contracts / Long-term debt	Net interest income	(133)	(158)
Total		$308	$(310)

Six Months Ended June 30, 2023
Interest rate contracts / Securities AFS	Net interest income	$192	$166
Interest rate contracts / Deposits	Net interest income	(27)	(38)
Interest rate contracts / Long-term debt	Net interest income	(70)	(147)
Total		$95	$(19)
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
At June 30, 2024, active cash flow hedge relationships extend or mature through July 2036. During the three and six months ended June 30, 2024, respectively, $16 million and $23 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $55 million and $100 million during the three and six months ended June 30, 2023, respectively. During the next twelve months, we expect to amortize $29 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2024	2023		2024	2023
	(in millions)
Three Months Ended June 30,
Foreign exchange contracts	$—	$—	Net interest income	$—	$—
Interest rate contracts	21	(120)	Net interest income	(16)	(55)
Total	$21	$(120)		$(16)	$(55)

Six Months Ended June 30,
Foreign exchange contracts	$(1)	$—	Net interest income	$—	$—
Interest rate contracts	63	(35)	Net interest income	(23)	(100)
Total	$62	$(35)		$(23)	$(100)
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
•Swap agreements entered into in conjunction with the sales of Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled. See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for additional information.
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
		(in millions)
Interest rate contracts	Trading revenue	$57	$(26)	$128	$(55)
Foreign exchange contracts	Trading revenue	24	105	141	134
Equity contracts	Trading revenue	(473)	(697)	(1,521)	(1,173)
Precious metals contracts	Trading revenue	11	13	(11)	149
Credit contracts	Trading revenue	47	47	126	21
Total		$(334)	$(558)	$(1,137)	$(924)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(19)	$(53)	$(73)	$(10)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	(16)	294	135	706
Credit contracts	Other income (loss)	(6)	(10)	(31)	(25)
Other contracts(1)	Other income (loss)	—	(7)	(2)	(9)
Total		$(41)	$224	$29	$662

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at June 30, 2024 was $316 million, for which we had posted collateral of $134 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2023 was $169 million, for which we had posted collateral of $90 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$20	$79

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2024	December 31, 2023
	(in millions)
Interest rate:
Futures and forwards	$14,021	$5,143
Swaps	98,503	114,947
Options written	1,621	1,260
Options purchased	1,623	1,352
Total interest rate	115,768	122,702
Foreign exchange:
Swaps, futures and forwards	940,919	1,005,683
Options written	30,034	30,755
Options purchased	30,067	30,898
Spot	40,902	29,631
Total foreign exchange	1,041,922	1,096,967
Commodities, equities and precious metals:
Swaps, futures and forwards	37,387	53,110
Options written	3,508	1,713
Options purchased	10,265	8,464
Total commodities, equities and precious metals	51,160	63,287
Credit derivatives	15,809	16,710
Other contracts(1)	1,427	1,416
Total	$1,226,086	$1,301,082

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
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. We also elected to apply FVO accounting to certain student loans held for investment. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are

HSBC USA Inc.
summarized in the table below. At June 30, 2024 and December 31, 2023, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At June 30, 2024
Student loans held for investment	$13	$15	$(2)
Commercial loans held for sale	246	254	(8)
Fixed rate long-term debt	756	741	15
Hybrid instruments:
Structured deposits	2,291	2,261	30
Structured notes	6,035	5,754	281
At December 31, 2023
Student loans held for investment	$15	$17	$(2)
Commercial loans held for sale	250	256	(6)
Client share repurchase asset	10	10	—
Fixed rate long-term debt	749	741	8
Hybrid instruments:
Structured deposits	1,821	1,816	5
Structured notes	6,790	6,418	372
Client share repurchase liability	10	10	—

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three and six months ended June 30, 2024 and 2023:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2024
Interest rate and other components(1)	$—	$7	$20	$27
Credit risk component(2)	(2)	—	—	(2)
Total mark-to-market on financial instruments designated at fair value	(2)	7	20	25
Mark-to-market on related derivatives	—	(8)	(27)	(35)
Net realized gain on related long-term debt derivatives	—	—	—	—
Gain (loss) on instruments designated at fair value and related derivatives	$(2)	$(1)	$(7)	$(10)

Three Months Ended June 30, 2023
Interest rate and other components(1)	$—	$23	$(276)	$(253)
Credit risk component(2)	14	—	—	14
Total mark-to-market on financial instruments designated at fair value	14	23	(276)	(239)
Mark-to-market on related derivatives	—	(28)	269	241
Net realized gain on related long-term debt derivatives	—	—	—	—
Gain (loss) on instruments designated at fair value and related derivatives	$14	$(5)	$(7)	$2

Six Months Ended June 30, 2024
Interest rate and other components(1)	$—	$30	$(121)	$(91)
Credit risk component(2)	(1)	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	30	(121)	(92)
Mark-to-market on related derivatives	—	(35)	98	63
Net realized gain (loss) on related long-term debt derivatives	—	(1)	—	(1)
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$(6)	$(23)	$(30)

Six Months Ended June 30, 2023
Interest rate and other components(1)	$—	$2	$(726)	$(724)
Credit risk component(2)	8	—	—	8
Total mark-to-market on financial instruments designated at fair value	8	2	(726)	(716)
Mark-to-market on related derivatives	—	(5)	700	695
Net realized gain on related long-term debt derivatives	—	1	—	1
Gain (loss) on instruments designated at fair value and related derivatives	$8	$(2)	$(26)	$(20)

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

HSBC USA Inc.
10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended June 30,	2024	2023
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,841)	$(2,066)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(24) million and $(21) million, respectively	(77)	(64)
Reclassification adjustment for gains realized in net income, net of tax of $(2) million and nil, respectively(1)	(6)	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of nil and less than $1 million, respectively(2)	—	1
Total other comprehensive loss for period	(83)	(63)
Balance at end of period	(1,924)	(2,129)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	24	149
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(1) million and $(22) million, respectively	(4)	(64)
Total other comprehensive loss for period	(4)	(64)
Balance at end of period	20	85
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(224)	(298)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $5 million and $(29) million, respectively	16	(91)
Reclassification adjustment for losses realized in net income, net of tax of $4 million and $13 million, respectively(3)	12	42
Total other comprehensive income (loss) for period	28	(49)
Balance at end of period	(196)	(347)
Pension and postretirement benefit liability:
Balance at beginning and end of period	7	5
Total accumulated other comprehensive loss at end of period	$(2,093)	$(2,386)

HSBC USA Inc.

Six Months Ended June 30,	2024	2023
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,734)	$(2,270)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(60) million and $47 million, respectively	(183)	143
Reclassification adjustment for gains realized in net income, net of tax of $(2) million and less than $(1) million, respectively(1)	(8)	(2)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million and nil, respectively(2)	1	—
Total other comprehensive income (loss) for period	(190)	141
Balance at end of period	(1,924)	(2,129)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	61	86
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(13) million and less than $(1) million, respectively	(41)	(1)
Total other comprehensive loss for period	(41)	(1)
Balance at end of period	20	85
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(260)	(396)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $15 million and $(8) million, respectively	47	(27)
Reclassification adjustment for losses realized in net income, net of tax of $6 million and $24 million, respectively(3)	17	76
Total other comprehensive income for period	64	49
Balance at end of period	(196)	(347)
Pension and postretirement benefit liability:
Balance at beginning and end of period	7	5
Total accumulated other comprehensive loss at end of period	$(2,093)	$(2,386)

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

HSBC USA Inc.
11. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and six months ended June 30, 2024 and 2023. See Note 23, "Fee Income from Contracts with Customers," in our 2023 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Credit card fees, net	$13	$12	$28	$23
Trust and investment management fees	34	32	70	63
Other fees and commissions:
Account services	76	73	151	139
Credit facilities	83	76	174	149
Other fees	11	8	21	17
Total other fees and commissions	170	157	346	305
Servicing and other fees from HSBC affiliates	93	77	181	151
Insurance(1)	1	1	2	2
Total fee income from contracts with customers	311	279	627	544
Other non-fee revenue	226	169	449	357
Total other revenues(2)	$537	$448	$1,076	$901

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 13, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $27 million and $54 million during the three and six months ended June 30, 2024, respectively, compared with $27 million and $53 million during the three and six months ended June 30, 2023, respectively. Credit card rewards program costs totaled $17 million and $32 million during the three and six months ended June 30, 2024, respectively, compared with $17 million and $33 million during the three and six months ended June 30, 2023, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 17, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million at both June 30, 2024 and December 31, 2023. We expect to recognize this revenue over a remaining period of one year or less.
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

	June 30, 2024	December 31, 2023
	(in millions)
Assets:
Cash and due from banks	$315	$133
Interest bearing deposits with banks	115	90
Securities purchased under agreements to resell(1)	9	406
Trading assets	8	57
Loans	3,343	2,618
Other(2)	469	491
Total assets	$4,259	$3,795
Liabilities:
Deposits	$11,453	$9,110
Trading liabilities	107	321
Short-term borrowings	1,673	1,014
Long-term debt	6,497	6,511
Other(2)	245	331
Total liabilities	$19,975	$17,287

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Income (Expense):
Interest income	$61	$57	$115	$114
Interest expense	(153)	(124)	(283)	(243)
Net interest expense	(92)	(67)	(168)	(129)
Trading revenue (expense)	(1,061)	(637)	(3,081)	(1,415)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	49	37	97	78
HSBC Markets (USA) Inc. ("HMUS")	27	19	50	37
Other HSBC affiliates	17	21	34	36
Total servicing and other fees from HSBC affiliates	93	77	181	151
Gain (loss) on instruments designated at fair value and related derivatives	(27)	268	98	700
Support services from HSBC affiliates:
HSBC Technology & Services (USA) Inc. ("HTSU")	(234)	(245)	(469)	(465)
HMUS	(61)	(55)	(117)	(108)
Other HSBC affiliates	(124)	(125)	(232)	(236)
Total support services from HSBC affiliates	(419)	(425)	(818)	(809)
Rental income from HSBC affiliates(1)	14	7	28	16
Stock based compensation expense(2)	(6)	(5)	(15)	(10)

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
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At both June 30, 2024 and December 31, 2023, long-term debt with affiliates reflected $6.5 billion of borrowings from HSBC North America. The outstanding balances include $2.0 billion of fixed-rate senior debt which matures in June 2025, $2.0 billion of fixed-rate senior debt which matures in September 2025, $0.5 billion of fixed-rate senior debt which matures in December 2027, $0.5 billion of fixed-rate senior debt which matures in December 2028 and $1.5 billion of fixed-rate senior debt which matures in June 2030.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either June 30, 2024 or December 31, 2023.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.

HSBC USA Inc.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2024 and December 31, 2023, we had the following loan balances outstanding with HSBC affiliates:

	June 30, 2024	December 31, 2023
	(in millions)
HMUS and subsidiaries	$2,037	$1,318
HSBC North America	1,300	1,300
Other short-term affiliate lending	6	—
Total loans	$3,343	$2,618
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $13.3 billion at both June 30, 2024 and December 31, 2023, of which $2.0 billion and $1.3 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $1.3 billion outstanding at both June 30, 2024 and December 31, 2023. The outstanding balance includes $300 million that matures in the third quarter of 2024 and $1.0 billion that matures in the fourth quarter of 2024.
We have extended lines of credit to various other HSBC affiliates totaling $3.5 billion which did not have any outstanding balances at either June 30, 2024 or December 31, 2023.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2024 and December 31, 2023, there were $6 million and nil, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $687.9 billion and $719.6 billion at June 30, 2024 and December 31, 2023, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $33 million and $29 million at June 30, 2024 and December 31, 2023, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 24, "Related Party Transactions," in our 2023 Form 10-K. There have been no significant changes in these activities since December 31, 2023.
Other Transactions with HSBC Affiliates:
At both June 30, 2024 and December 31, 2023, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," in our 2023 Form 10-K for additional details.

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
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit that includes both interest rate and liquidity components. Segments are charged a cost to fund assets (e.g., customer loans) and receive a funding credit for funds provided (e.g., customer deposits) based on equivalent market rates that incorporate both repricing (interest rate risk) and tenor (liquidity) characteristics. Net funding charges associated with MSS trading activities are reported within other operating income to align with the trading revenue generated by such activities. These net funding charges are reversed back into net interest income in the CC. The objective of these charges/credits is to transfer interest rate risk to one centralized unit in Markets Treasury. Markets Treasury income statement and balance sheet results are allocated to each of the global businesses based upon tangible equity levels and levels of any surplus liabilities.
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
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2024
Net interest income (expense)	$175	$287	$116	$8	$3	$(159)	$430	$6	$(24)	$412
Other operating income	58	82	104	78	24	160	506	(3)	34	537
Total operating income	233	369	220	86	27	1	936	3	10	949
Expected credit losses / provision for credit losses	(2)	37	5	—	—	—	40	7	—	47
	235	332	215	86	27	1	896	(4)	10	902
Operating expenses	198	189	134	81	25	43	670	4	10	684
Profit (loss) before income tax	$37	$143	$81	$5	$2	$(42)	$226	$(8)	$—	$218

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2023
Net interest income (expense)	$194	$288	$123	$15	$(12)	$(106)	$502	$2	$(70)	$434
Other operating income	52	79	92	50	25	106	404	(42)	86	448
Total operating income	246	367	215	65	13	—	906	(40)	16	882
Expected credit losses / provision for credit losses	(8)	14	27	—	—	—	33	3	—	36
	254	353	188	65	13	—	873	(43)	16	846
Operating expenses	51	159	141	71	14	36	472	159	16	647
Profit (loss) before income tax	$203	$194	$47	$(6)	$(1)	$(36)	$401	$(202)	$—	$199

Six Months Ended June 30, 2024
Net interest income (expense)	$354	$579	$233	$17	$21	$(327)	$877	$13	$(52)	$838
Other operating income	125	160	188	159	46	333	1,011	(6)	71	1,076
Total operating income	479	739	421	176	67	6	1,888	7	19	1,914
Expected credit losses / provision for credit losses	(2)	35	—	—	—	—	33	16	—	49
	481	704	421	176	67	6	1,855	(9)	19	1,865
Operating expenses	385	368	265	160	47	118	1,343	7	19	1,369
Profit (loss) before income tax	$96	$336	$156	$16	$20	$(112)	$512	$(16)	$—	$496
Balances at end of period:
Total assets	$37,020	$54,024	$9,777	$36,571	$36,815	$3,573	$177,780	$(14,718)	$—	$163,062
Total loans, net	24,834	24,172	9,492	151	376	—	59,025	(705)	1,774	60,094
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	28,602	38,866	41,277	1,067	1,047	—	110,859	(2,425)	10,911	119,345

Six Months Ended June 30, 2023
Net interest income (expense)	$407	$573	$262	$28	$(12)	$(213)	$1,045	$3	$(131)	$917
Other operating income	104	151	146	146	46	197	790	(49)	160	901
Total operating income (expense)	511	724	408	174	34	(16)	1,835	(46)	29	1,818
Expected credit losses / provision for credit losses	2	30	30	—	—	—	62	(6)	—	56
	509	694	378	174	34	(16)	1,773	(40)	29	1,762
Operating expenses	226	309	276	140	32	68	1,051	196	29	1,276
Profit (loss) before income tax	$283	$385	$102	$34	$2	$(84)	$722	$(236)	$—	$486
Balances at end of period:
Total assets	$42,727	$53,983	$9,898	$38,003	$37,603	$3,115	$185,329	$(18,401)	$—	$166,928
Total loans, net	22,654	23,739	9,234	215	305	—	56,147	(144)	1,337	57,340
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	30,085	45,836	38,689	862	2,633	—	118,105	(2,575)	6,106	121,636

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$13,193	4.5%	(2)	13.0%	$12,822	4.5%	(2)	13.0%
HSBC Bank USA	15,939	6.5		16.3	15,407	6.5		16.1
Tier 1 capital ratio:
HSBC USA	13,458	6.0		13.2	13,087	6.0		13.3
HSBC Bank USA	17,439	8.0		17.8	16,907	8.0		17.7
Total capital ratio:
HSBC USA	15,819	10.0		15.5	15,452	10.0		15.7
HSBC Bank USA	19,528	10.0		20.0	19,024	10.0		19.9
Tier 1 leverage ratio:
HSBC USA	13,458	4.0	(2)	8.1	13,087	4.0	(2)	7.7
HSBC Bank USA	17,439	5.0		10.8	16,907	5.0		10.2
Risk-weighted assets:(3)
HSBC USA	101,872				98,450
HSBC Bank USA	97,817				95,455
Adjusted quarterly average assets:(4)
HSBC USA	165,349				170,527
HSBC Bank USA	160,882				166,526

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at June 30, 2024 and December 31, 2023 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	June 30, 2024		December 31, 2023
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$19	$—	$23	$—
Interest, taxes and other liabilities	—	26	—	17
Total	$19	$26	$23	$17
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

HSBC USA Inc.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at June 30, 2024 and December 31, 2023:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At June 30, 2024
Limited partnership investments	$6,534	$836	$328	$836
Asset-backed financing SPEs	1,107	913	—	913
Total	$7,641	$1,749	$328	$1,749
At December 31, 2023
Limited partnership investments	$6,718	$793	$327	$793
Asset-backed financing SPEs	1,107	938	—	938
Total	$7,825	$1,731	$327	$1,731
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at June 30, 2024 and December 31, 2023. Following the table is a description of the various arrangements.

	June 30, 2024		December 31, 2023
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$99	$3,875	$54	$2,992
Financial standby letters of credit, net of participations(3)(4)	—	5,463	—	5,785
Performance standby letters of credit, net of participations(3)(4)	—	3,064	—	3,320
Total	$99	$12,402	$54	$12,097

(1)Includes $2,215 million and $1,483 million of notional issued for the benefit of HSBC affiliates at June 30, 2024 and December 31, 2023, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,618 million and $2,080 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at June 30, 2024 and December 31, 2023, respectively.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$99	$3,875	$54	$2,992
Buy-protection credit derivative positions	(133)	11,934	(196)	13,718
Net position(1)	$(34)	$8,059	$(142)	$10,726

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $52 million and $49 million at June 30, 2024 and December 31, 2023, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $17 million at both June 30, 2024 and December 31, 2023.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at June 30, 2024 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection credit derivatives:(1)
Single name credit default swaps	1.5	$773	$143	$916
Index credit derivatives	4.4	2,305	654	2,959
Subtotal		3,078	797	3,875
Standby letters of credit(2)	0.9	6,437	2,090	8,527
Total		$9,515	$2,887	$12,402

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares were not eligible to be converted into publicly traded Class A common shares ("Class A Shares") until settlement of the covered litigation described in Note 30, "Litigation and Regulatory Matters" in our 2023 Form 10-K. Accordingly, the Class B Shares were considered restricted and were only transferable under limited circumstances.
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares could be converted into Class A Shares. During the second quarter of 2024, Visa completed an exchange offer that allowed holders to exchange a portion of their Class B Shares for publicly traded Class A Shares. The purchaser of our Class B Shares participated in the exchange offer which required our existing swap agreements to be amended to reflect the expected future reduction in notional value and a new makewhole agreement to be entered into with the purchaser in order to continue to retain the litigation risk associated with the exchanged shares. These swaps had a carrying value of $26 million and $40 million at June 30, 2024 and December 31, 2023, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares, (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares and (c) for exchanged shares, make payments based on the number of shares sold by the purchaser. We have entered into total return swap positions to economically hedge the periodic payments made under these swap agreements. The payments under the derivatives will continue until the related litigation is settled and the remaining Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). In the second quarter of 2024, we recorded a net loss of $3 million related to extending the expected timing of the final resolution of the related litigation and the favorable impact of amendments to the swap agreements compared with a loss of $6 million recorded in the second quarter of 2023 related to a change in the Visa Class B Share conversion rate. See Note 8, "Derivative Financial Instruments," for further information.
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
Lease Obligations We are obligated under a number of noncancellable operating leases for premises and equipment. See Note 12, "Leases," in our 2023 Form 10-K for a full discussion of our leases, including a maturity analysis of our operating lease liabilities. During the second quarter of 2024, we modified the lease for our new U.S. headquarters to include additional office space which resulted in an increase to the lease right-of-use ("ROU") asset and a corresponding increase to the operating lease liability of $53 million.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at both June 30, 2024 and December 31, 2023.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $7 million and $23 million at June 30, 2024 and December 31, 2023, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that

HSBC USA Inc.
may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at June 30, 2024. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 30, "Litigation and Regulatory Matters," in our 2023 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.3 billion and $2.4 billion at June 30, 2024 and December 31, 2023, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Interest bearing deposits with banks(1)	$571	$998
Trading assets(2)	3,616	3,046
Securities available-for-sale(3)	15,858	9,773
Securities held-to-maturity(3)	10,303	5,387
Loans(4)	22,039	18,810
Other assets(5)	913	934
Total	$53,300	$38,948

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $839 million and $161 million at June 30, 2024 and December 31, 2023, respectively. The fair value of trading assets that could be sold or repledged was $3,616 million and $3,046 million at June 30, 2024 and December 31, 2023, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $5,385 million and $19,278 million at June 30, 2024 and December 31, 2023, respectively. Of this collateral, $4,735 million and $19,278 million could be sold or repledged at June 30, 2024 and December 31, 2023, respectively, of which $692 million and $2,696 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at June 30, 2024 and December 31, 2023:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At June 30, 2024
Assets:
Securities purchased under resale agreements	$5,638	$4,320	$1,318	$1,302	$—	$16
Liabilities:
Securities sold under repurchase agreements	$5,168	$4,320	$848	$847	$—	$1

At December 31, 2023
Assets:
Securities purchased under resale agreements	$19,382	$5,504	$13,878	$13,677	$7	$194
Liabilities:
Securities sold under repurchase agreements	$5,771	$5,504	$267	$266	$—	$1

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at June 30, 2024 and December 31, 2023:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At June 30, 2024
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,024	$788	$1,340	$1,016	$—	$5,168

At December 31, 2023
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$3,107	$288	$918	$1,458	$—	$5,771

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
June 30, 2024	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,705	$1,053	$—	$4,758	$—	$4,758
Debt securities issued by foreign entities	1,003	—	—	1,003	—	1,003
Equity securities	13,897	—	—	13,897	—	13,897
Precious metals trading	—	1,280	—	1,280	—	1,280
Derivatives:(2)
Interest rate contracts	4	1,388	3	1,395	—	1,395
Foreign exchange contracts	—	10,456	4	10,460	—	10,460
Equity contracts	—	786	348	1,134	—	1,134
Precious metals contracts	—	1,161	—	1,161	—	1,161
Credit contracts	—	168	—	168	—	168
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(13,418)	(13,418)
Total derivatives	4	13,959	360	14,323	(13,418)	905
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	9,258	13,823	—	23,081	—	23,081
Asset-backed securities:
Home equity	—	—	11	11	—	11
Other	—	—	90	90	—	90
Debt securities issued by foreign entities	3,676	49	—	3,725	—	3,725
Loans(5)	—	13	—	13	—	13
Loans held for sale(5)	—	202	44	246	—	246
Other assets:
Mortgage servicing rights	—	—	19	19	—	19
Equity securities	—	125	—	125	—	125
Equity securities measured at net asset value(6)	—	—	—	137	—	137
Total assets	$31,543	$30,504	$524	$62,708	$(13,418)	$49,290
Liabilities:
Domestic deposits(5)	$—	$1,905	$386	$2,291	$—	$2,291
Trading liabilities, excluding derivatives	1,447	189	—	1,636	—	1,636
Derivatives:(2)
Interest rate contracts	1	955	6	962	—	962
Foreign exchange contracts	—	10,314	4	10,318	—	10,318
Equity contracts	—	987	299	1,286	—	1,286
Precious metals contracts	—	1,100	—	1,100	—	1,100
Credit contracts	—	204	4	208	—	208
Other contracts(3)	—	—	26	26	—	26
Derivatives netting	—	—	—	—	(12,174)	(12,174)
Total derivatives	1	13,560	339	13,900	(12,174)	1,726
Long-term debt(5)	—	4,681	2,110	6,791	—	6,791
Total liabilities	$1,448	$20,335	$2,835	$24,618	$(12,174)	$12,444

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2023	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,564	$1,208	$—	$4,772	$—	$4,772
Debt securities issued by foreign entities	4,019	—	—	4,019	—	4,019
Equity securities	11,702	—	—	11,702	—	11,702
Precious metals trading	—	346	—	346	—	346
Derivatives:(2)
Interest rate contracts	7	1,246	2	1,255	—	1,255
Foreign exchange contracts	—	13,605	1	13,606	—	13,606
Equity contracts	7	844	190	1,041	—	1,041
Precious metals contracts	3	1,150	—	1,153	—	1,153
Credit contracts	—	107	2	109	—	109
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(15,870)	(15,870)
Total derivatives	17	16,952	200	17,169	(15,870)	1,299
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	7,799	15,324	—	23,123	—	23,123
Asset-backed securities:
Home equity	—	—	12	12	—	12
Other	—	—	92	92	—	92
Debt securities issued by foreign entities	2,359	110	—	2,469	—	2,469
Loans(5)	—	15	—	15	—	15
Loans held for sale(5)	—	218	32	250	—	250
Other assets:
Mortgage servicing rights	—	—	19	19	—	19
Equity securities	—	127	—	127	—	127
Equity securities measured at net asset value(6)	—	—	—	143	—	143
Other(5)(7)	—	10	—	10	—	10
Total assets	$29,460	$34,310	$355	$64,268	$(15,870)	$48,398
Liabilities:
Domestic deposits(5)	$—	$1,528	$293	$1,821	$—	$1,821
Trading liabilities, excluding derivatives	1,688	301	—	1,989	—	1,989
Derivatives:(2)
Interest rate contracts	16	1,100	6	1,122	—	1,122
Foreign exchange contracts	—	13,534	1	13,535	—	13,535
Equity contracts	—	1,104	169	1,273	—	1,273
Precious metals contracts	—	1,033	—	1,033	—	1,033
Credit contracts	—	259	1	260	—	260
Other contracts(3)	—	—	40	40	—	40
Derivatives netting	—	—	—	—	(15,431)	(15,431)
Total derivatives	16	17,030	217	17,263	(15,431)	1,832
Long-term debt(5)	—	5,620	1,919	7,539	—	7,539
Other liabilities(5)(7)	—	10	—	10	—	10
Total liabilities	$1,704	$24,489	$2,429	$28,622	$(15,431)	$13,191

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $764 million and $1,276 million and trading derivative liabilities of $1,554 million and $1,496 million at June 30, 2024 and December 31, 2023, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 8, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
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
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2024 and 2023. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(3)	$—	$—	$—	$—	$—	$—	$—	$(3)	$—	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	67	(7)	—	—	—	(3)	—	(8)	49	(6)	—
Credit contracts	—	(1)	—	—	—	—	(3)	—	(4)	(1)	—
Other contracts(2)	(30)	—	—	—	—	9	—	—	(21)	—	—
Asset-backed securities available-for-sale(3)	102	—	(1)	—	—	—	—	—	101	—	(1)
Loans held for sale(4)	25	—	—	19	—	(9)	9	—	44	—	—
Mortgage servicing rights(5)	19	—	—	—	—	—	—	—	19	—	—
Total assets	$180	$(8)	$(1)	$19	$—	$(3)	$6	$(8)	$185	$(7)	$(1)
Liabilities:
Domestic deposits(4)	$(331)	$(3)	$(1)	$—	$(70)	$13	$(1)	$7	$(386)	$1	$(1)
Long-term debt(4)	(1,959)	(32)	1	—	(479)	289	(34)	104	(2,110)	(7)	1
Total liabilities	$(2,290)	$(35)	$—	$—	$(549)	$302	$(35)	$111	$(2,496)	$(6)	$—

HSBC USA Inc.

	Jan. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(4)	$(1)	$—	$—	$—	$—	$2	$—	$(3)	$(1)	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	21	52	—	—	—	—	(7)	(17)	49	34	—
Credit contracts	1	(4)	—	—	—	(1)	(3)	3	(4)	(1)	—
Other contracts(2)	(35)	(2)	—	—	—	16	—	—	(21)	—	—
Asset-backed securities available-for-sale(3)	104	—	(2)	—	—	(1)	—	—	101	—	(2)
Loans held for sale(4)	32	1	—	36	—	(33)	12	(4)	44	1	—
Mortgage servicing rights(5)	19	—	—	—	—	—	—	—	19	—	—
Total assets	$138	$46	$(2)	$36	$—	$(19)	$4	$(18)	$185	$33	$(2)
Liabilities:
Domestic deposits(4)	$(293)	$(7)	$(3)	$—	$(144)	$48	$(1)	$14	$(386)	$(2)	$(3)
Long-term debt(4)	(1,919)	(139)	(1)	—	(806)	570	(47)	232	(2,110)	(67)	(1)
Total liabilities	$(2,212)	$(146)	$(4)	$—	$(950)	$618	$(48)	$246	$(2,496)	$(69)	$(4)

HSBC USA Inc.

	Apr. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(4)	$(1)	$—	$—	$—	$—	$—	$—	$(5)	$(1)	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(84)	61	—	—	—	5	—	(7)	(25)	51	—
Credit contracts	2	—	—	—	—	—	—	—	2	—	—
Other contracts(2)	(24)	(7)	—	—	—	7	—	—	(24)	—	—
Asset-backed securities available-for-sale(3)	107	—	(2)	—	—	—	—	—	105	—	(2)
Loans held for sale(4)	50	—	—	2	—	(37)	—	(12)	3	—	—
Mortgage servicing rights(5)	21	—	—	—	—	—	—	—	21	—	—
Total assets	$68	$53	$(2)	$2	$—	$(25)	$—	$(19)	$77	$50	$(2)
Liabilities:
Domestic deposits(4)	$(270)	$5	$(3)	$—	$(2)	$23	$—	$6	$(241)	$5	$(3)
Long-term debt(4)	(2,395)	(94)	(19)	—	(185)	237	(35)	200	(2,291)	(55)	(19)
Total liabilities	$(2,665)	$(89)	$(22)	$—	$(187)	$260	$(35)	$206	$(2,532)	$(50)	$(22)

HSBC USA Inc.

	Jan. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(5)	$—	$—	$—	$—	$—	$—	$—	$(5)	$—	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(226)	189	—	—	—	17	—	(5)	(25)	146	—
Credit contracts	2	—	—	—	—	—	—	—	2	—	—
Other contracts(2)	(33)	(9)	—	—	—	18	—	—	(24)	—	—
Asset-backed securities available-for-sale(3)	108	—	(1)	—	—	(2)	—	—	105	—	(1)
Loans held for sale(4)	49	—	—	3	—	(37)	—	(12)	3	—	—
Mortgage servicing rights(5)	22	(1)	—	—	—	—	—	—	21	(1)	—
Total assets	$(83)	$179	$(1)	$3	$—	$(4)	$—	$(17)	$77	$145	$(1)
Liabilities:
Domestic deposits(4)	$(373)	$(1)	$1	$—	$(2)	$103	$—	$31	$(241)	$3	$1
Long-term debt(4)	(2,639)	(260)	3	—	(374)	412	(36)	603	(2,291)	(159)	3
Total liabilities	$(3,012)	$(261)	$4	$—	$(376)	$515	$(36)	$634	$(2,532)	$(156)	$4

(1)Level 3 net derivatives included derivative assets of $360 million and derivative liabilities of $339 million at June 30, 2024 and derivative assets of $184 million and derivative liabilities of $236 million at June 30, 2023. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at June 30, 2024 and December 31, 2023:

June 30, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(3)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	71% - 100%	91%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	(27)bps	N/A
Equity derivative contracts(2)	$49	Option pricing model	Equity / Equity Index volatility	6% - 131%	39%
			Equity / Equity and Equity / Index correlation	35% - 96%	82%
			Equity forward price	$77 - $7,070	$415
Credit derivative contracts	$(4)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	5bps - 900bps	54bps
Other derivative contracts	$(21)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$101	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$44	Market comparables and internal assumptions	Adjusted market price	85% - 101%	99%
Mortgage servicing rights	$19	Discounted cash flows	Constant prepayment rates	6% - 17%	7%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$72 - $79 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(386)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 50%	14%
			Equity / Equity and Equity / Index correlation	42% - 90%	67%
Long-term debt (structured notes)(2)(3)	$(2,110)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 95%	22%
			Equity / Equity and Equity / Index correlation	35% - 96%	84%
			Credit default swap spreads	780bps	NA

HSBC USA Inc.

December 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(4)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	71% - 92%	84%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	8bps	N/A
Equity derivative contracts(2)	$21	Option pricing model	Equity / Equity Index volatility	6% - 111%	41%
			Equity / Equity and Equity / Index correlation	45% - 97%	84%
			Equity forward price	$41 - $6,245	$643
Credit derivative contracts	$1	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	59bps - 1,558bps	160bps
Other derivative contracts	$(35)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$104	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$32	Market comparables and internal assumptions	Adjusted market price	78% - 100%	90%
Mortgage servicing rights	$19	Discounted cash flows	Constant prepayment rates	6% - 17%	6%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$72 - $77 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(293)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 29%	13%
			Equity / Equity and Equity / Index correlation	51% - 93%	71%
Long-term debt (structured notes)(2)(3)	$(1,919)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 95%	22%
			Equity / Equity and Equity / Index correlation	45% - 97%	84%
			Credit default swap spreads	948bps	NA

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
Significant Transfers Into and Out of Level 3 Measurements During the three and six months ended June 30, 2024, we transferred $7 million and $14 million, respectively, of domestic deposits and $104 million and $232 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the six months ended June 30, 2024, we also transferred $17 million of equity derivatives from Level 3 to Level 2 as the inputs used to value these contracts have become more observable. During the three and six months ended June 30, 2024, we transferred $34 million and $47 million, respectively, of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at June 30, 2024 and December 31, 2023. The gains (losses) during the three and six months ended June 30, 2024 and 2023 are also included.

	Non-Recurring Fair Value Measurements at June 30, 2024				Total Gains (Losses) For the Three Months Ended June 30, 2024	Total Gains (Losses) For the Six Months Ended June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$101	$—	$101	$1	$2
Commercial loans held for sale(2)	—	57	—	57	—	2
Commercial loans(3)	—	—	426	426	(46)	(48)
Leases(4)	—	—	—	—	(12)	(15)
Total assets at fair value on a non-recurring basis	$—	$158	$426	$584	$(57)	$(59)

	Non-Recurring Fair Value Measurements at December 31, 2023				Total Gains (Losses) For the Three Months Ended June 30, 2023	Total Gains (Losses) For the Six Months Ended June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$106	$—	$106	$—	$(1)
Commercial loans held for sale	—	—	—	—	(36)	(37)
Commercial loans(3)	—	—	374	374	(12)	(9)
Leases(4)	—	—	—	—	1	(14)
Total assets at fair value on a non-recurring basis	$—	$106	$374	$480	$(47)	$(61)

(1)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(2)At June 30, 2024, the fair value of the loans held for sale was below cost.
(3)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.
(4)During the three and six months ended June 30, 2024, we wrote down lease ROU assets associated with the exit of our previous U.S. headquarters. During the six months ended June 30, 2023, we wrote down lease ROU assets and leasehold improvement assets associated with the exit of certain office space.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at June 30, 2024 and December 31, 2023:

At June 30, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$426	Valuation of third-party appraisal on underlying collateral	Loss severity rates	0% - 100%	23%

At December 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$374	Valuation of third-party appraisal on underlying collateral	Loss severity rates	1% - 93%	25%

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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund

HSBC USA Inc.
managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $20 million and $21 million at June 30, 2024 and December 31, 2023, respectively.
The following tables provide additional information relating to our available-for-sale asset-backed securities at June 30, 2024:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$11
BBB - B	Other	90
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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at June 30, 2024 and December 31, 2023, and their classification within the fair value hierarchy:

June 30, 2024	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$30,257	$30,257	$881	$29,364	$12
Federal funds sold and securities purchased under agreements to resell	1,318	1,318	—	1,318	—
Securities held-to-maturity, net of allowance for credit losses	15,131	14,455	1,879	12,576	—
Commercial loans, net of allowance for credit losses	39,962	41,108	—	—	41,108
Commercial loans held for sale	157	157	—	157	—
Consumer loans, net of allowance for credit losses	20,119	17,787	—	—	17,787
Consumer loans held for sale	1	1	—	1	—
Financial liabilities:
Short-term financial liabilities	$7,710	$7,710	$—	$7,698	$12
Deposits	117,054	117,036	—	117,036	—
Long-term debt	10,832	11,369	—	11,369	—

December 31, 2023	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$25,732	$25,732	$704	$25,015	$13
Federal funds sold and securities purchased under agreements to resell	13,878	13,878	—	13,878	—
Securities held-to-maturity, net of allowance for credit losses	15,076	14,689	—	14,689	—
Commercial loans, net of allowance for credit losses	39,383	40,557	—	—	40,557
Commercial loans held for sale	89	89	—	89	—
Consumer loans, net of allowance for credit losses	18,998	17,043	—	—	17,043
Financial liabilities:
Short-term financial liabilities	$9,927	$9,927	$—	$9,914	$13
Deposits	119,462	119,465	—	119,465	—
Long-term debt	11,122	11,645	—	11,645	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $162 million at both June 30, 2024 and December 31, 2023.

HSBC USA Inc.
18. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 30, "Litigation and Regulatory Matters," in our 2023 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our Form 10-Q for the three-month period ended March 31, 2024 (the "2024 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2023 Form 10-K and our 2024 First Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2023 Form 10-K and our 2024 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 30, "Litigation and Regulatory Matters," in our 2023 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our 2024 First Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be $100 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Foreign Exchange ("FX") Matters
In May 2024, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of Nypl v. JPMorgan Chase, et al.; (Case No. 1:15-CV-9300).
Precious Metals Fix Matters
Platinum and Palladium Fix Litigation The defendants have reached a settlement in principle with the plaintiffs to resolve this action. The settlement remains subject to documentation and court approval.
Mortgage Securitization Trust Litigation
The New York State Supreme Court, Appellate Division, First Department denied Zittman's motion seeking reconsideration or, in the alternative, leave to appeal to the New York State Court of Appeals. Zittman has applied directly to the New York State Court of Appeals for leave to appeal.
First Citizens Litigation
In July 2024, the court dismissed several of First Citizens' claims and also dismissed several defendants for lack of jurisdiction (but allowed limited discovery into whether some of these defendants, including HSBC USA, may be subject to jurisdiction). The remaining claims are proceeding against certain defendants, including HSBC Bank USA.
National Community Reinvestment Coalition
In May 2024, the National Community Reinvestment Coalition ("NCRC") withdrew the complaint that it had filed with the U.S. Department of Housing and Urban Development ("HUD"), and HUD subsequently terminated its investigation of HSBC Bank USA without findings. HSBC Bank USA and NCRC continue to discuss NCRC's concerns.

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
Economic Environment  The U.S. economy continued to grow during the first half of 2024 despite continued pressures from inflation and elevated interest rates. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 2.8 percent in the second quarter of 2024, while the personal consumption expenditures price index of 2.5 percent in June 2024 remained slightly above the FRB's target inflation rate. In June 2024, the FRB decided to hold short-term interest rates steady and, while interest rates are expected to remain elevated for some time, the FRB is currently expected to start decreasing short-term interest rates in the future, the timing of which is dependent upon future economic conditions.
Although the U.S. economy continued to grow during the first half of 2024, economic uncertainty remains due to elevated interest rates and inflation levels, which will continue to impact our business in future periods. Concerns over domestic and global policy issues, trade policy in the U.S. and geopolitical events, including the turmoil in the Middle East, as well as the implications of those events on the markets in general, further add to the global uncertainty. Interest rate levels, inflation and economic growth, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2024 and beyond.
Performance, Developments and Trends As previously disclosed, in November 2023, the Federal Deposit Insurance Corporation ("FDIC") issued a final rule that imposes a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund ("DIF") arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. This resulted in additional deposit insurance assessment fees of $243 million being accrued in 2023. Because the estimated loss to the DIF will be periodically adjusted as actual losses are incurred, the FDIC retains the ability to cease collection early, extend the special assessment collection period beyond the initial eight-quarter collection period, or impose a final shortfall special assessment after the receiverships for the two banks are terminated. During the first half of 2024, the FDIC informed banks who are required to fund the shortfall in the DIF that the estimated loss has increased and it currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period. As a result, during the three and six months ended June 30, 2024, we accrued $6 million and $42 million, respectively, of additional deposit insurance assessment fees to reflect our updated special assessment amount.
The following tables set forth selected financial metrics of HUSI for the three and six months ended June 30, 2024 and 2023 and at June 30, 2024 and December 31, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars are in millions)
Net income	$169	$151	$394	$368
Rate of return on average:
Total assets	.4%	.4%	.5%	.4%
Common equity	5.7	4.6	6.8	5.9
Tangible common equity(1)	5.9	4.8	7.1	6.1
Total equity	5.8	4.8	6.8	5.9
Net interest margin	1.07	1.13	1.09	1.20
Efficiency ratio	72.1	73.4	71.5	70.2
Commercial net charge-off ratio(2)	.50	—	.25	.02
Consumer net charge-off ratio(2)	(.02)	.02	(.01)	.06

HSBC USA Inc.
(1)The following table provides a reconciliation of average common equity to average tangible common equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Common equity	$11,394	$12,440	$11,421	$12,267
Less: Goodwill	458	458	458	458
Tangible common equity	$10,936	$11,982	$10,963	$11,809
(2)Excludes loans held for sale.

	June 30, 2024	December 31, 2023
Additional Select Ratios:
Allowance as a percent of loans(1)	.96%	1.00%
Commercial allowance as a percent of loans(1)	1.40	1.44
Consumer allowance as a percent of loans(1)	.08	.09
Loans to deposits ratio(2)	50.69	48.43
Common equity Tier 1 capital to risk-weighted assets	13.0	13.0
Tier 1 capital to risk-weighted assets	13.2	13.3
Total capital to risk-weighted assets	15.5	15.7
Tier 1 leverage ratio	8.1	7.7
Total equity to total assets	7.3	6.9

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $169 million and $394 million during the three and six months ended June 30, 2024, respectively, compared with $151 million and $368 million during the three and six months ended June 30, 2023, respectively. Income before income tax was $218 million and $496 million during the three and six months ended June 30, 2024, respectively, compared with $199 million and $486 million during the three and six months ended June 30, 2023, respectively. The increase in income before income tax during the three and six months ended June 30, 2024 was due to higher other revenues driven by increases in other income, servicing and other fees from HSBC affiliates, other fees and commissions, and trading revenue. The increase in income before income tax was largely offset by higher operating expenses, including the additional deposit insurance special assessment fees which were accrued in the first half of 2024 as discussed above, and lower net interest income as interest expense on deposits and interest bearing liabilities grew faster than interest income on interest earning assets. While the provision for credit losses was higher and partially offset the increase in income before income tax in the three-month period, it was lower and contributed to the increase in the year-to-date period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Profit before tax – U.S. GAAP basis	$218	$199	$496	$486
Adjustments:
Expected credit losses	8	4	18	(4)
Renewable energy tax credit investments	4	5	8	9
Other long-lived assets	(1)	162	(2)	195
Loans held for sale	(1)	36	(5)	34
Other	(2)	(5)	(3)	2
Profit before tax – Group Reporting Basis	$226	$401	$512	$722
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
During the three and six months ended June 30, 2024, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses ("ECL") estimate), while under U.S. GAAP such loans require a lifetime ECL estimate. Primarily as a result of the different requirements, loss provisions associated with growth in innovation banking were more pronounced under U.S. GAAP.
During the three and six months ended June 30, 2023, other long-lived assets in the table above reflects a reversal of $149 million of impairment charges under the Group Reporting Basis related to capitalized software and leasehold improvements primarily associated with our Wealth and Personal Banking business segment which were previously impaired and written-off. In 2020, we recorded an impairment charge under the Group Reporting Basis related to the write-off of all the capitalized software and a portion of the leasehold improvements, while under U.S. GAAP no impairment charge was required. Subsequent to recognition of the impairment charge in 2020, expenditures for software development and newly completed leasehold improvements in our Wealth and Personal Banking business segment were capitalized and amortized over their useful lives under U.S. GAAP, but not under the Group Reporting Basis. Consequently, the carrying amounts of capitalized software and leasehold improvements were higher under U.S. GAAP than under the Group Reporting Basis and, as a result, corresponding amortization expense was higher under U.S. GAAP. During the second quarter of 2023, we determined that the cash generating unit was no longer impaired under the Group Reporting Basis and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that had since been sold. In addition, during the first half of 2023, we recorded $22 million of lease related impairment charges under U.S. GAAP primarily associated with the exit of certain office space, while under the Group Reporting Basis, impairment was recognized when we committed to vacate the space in the fourth quarter of 2022.
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

HSBC USA Inc.
Balance Sheet Review

The following table provides balance sheet totals at June 30, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	June 30, 2024	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$31,563	$(8,034)	(20.3)%
Loans, net	60,094	1,698	2.9
Loans held for sale	404	65	19.2
Trading assets	21,702	(413)	(1.9)
Securities	42,038	1,266	3.1
All other assets	7,261	242	3.4
	$163,062	$(5,176)	(3.1)%
Period end liabilities and equity:
Total deposits	$119,345	$(1,938)	(1.6)%
Trading liabilities	3,190	(295)	(8.5)
Short-term borrowings	7,698	(2,216)	(22.4)
Long-term debt	17,623	(1,038)	(5.6)
Interest, taxes and other liabilities	3,352	96	2.9
Total equity	11,854	215	1.8
	$163,062	$(5,176)	(3.1)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2023 due to a decrease in funds driven primarily by lower short-term borrowings, deposits and long-term debt as well as higher loans and securities as discussed in detail below.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at June 30, 2024, excluding loans held for sale, and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	June 30, 2024	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$6,837	$(250)	(3.5)%
Business and corporate banking	16,598	874	5.6
Global banking(1)	10,394	(331)	(3.1)
Other commercial(2)	6,700	279	4.3
Total commercial	40,529	572	1.4
Consumer loans:
Residential mortgages	19,485	1,144	6.2
Home equity mortgages	390	1	.3
Credit cards	188	(11)	(5.5)
Other consumer	85	(16)	(15.8)
Total consumer	20,148	1,118	5.9
Total loans	60,677	1,690	2.9
Allowance for credit losses(3)	583	(8)	(1.4)
Loans, net	$60,094	$1,698	2.9%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)Includes loans to HSBC affiliates which totaled $3,343 million and $2,618 million at June 30, 2024 and December 31, 2023, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans increased compared with December 31, 2023 driven by higher loans to affiliates, partially offset by paydowns and maturities exceeding new business activity as we continued to apply a disciplined lending approach. The decline in commercial non-affiliate loans was primarily in the banking, diversified financials, consumer services and technology industries, partially offset by increases in the real estate and software industries.
Consumer loans increased compared with December 31, 2023 due to growth in residential mortgages, which we continue to target towards our globally connected affluent and high net worth clients.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	June 30, 2024		December 31, 2023
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	99.0%	98.0%	99.1%	98.9%
80% < LTV < 90%	1.0	2.0	.9	1.1
90% < LTV < 100%	—	—	—	—
LTV > 100%	—	—	—	—
Average LTV for portfolio	50.1	47.3	49.5	46.3

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
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at March 31, 2024 and September 30, 2023, respectively.

HSBC USA Inc.
Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	June 30, 2024	Amount	%
	(dollars are in millions)
Commercial loans:
Business and corporate banking	$82	$82	*
Global banking	321	(18)	(5.3)
Total commercial	403	64	18.9
Consumer loans:
Residential mortgages	1	1	*
Total consumer	1	1	*
Total loans held for sale	$404	$65	19.2%

*Percentage change is greater than 100 percent.
Commercial loans held for sale increased compared with December 31, 2023. Included in commercial loans held for sale are certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $157 million and $89 million at June 30, 2024 and December 31, 2023, respectively.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $246 million and $250 million at June 30, 2024 and December 31, 2023, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Consumer loans held for sale was relatively flat compared with December 31, 2023. Included in residential mortgage loans held for sale are agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income.
Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was $1 million and $2 million at June 30, 2024 and December 31, 2023, respectively. The valuation allowance on consumer loans held for sale was nil at both June 30, 2024 and December 31, 2023.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at June 30, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	June 30, 2024	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$19,658	$(835)	(4.1)%
Precious metals	1,280	934	*
Derivatives, net	764	(512)	(40.1)
	$21,702	$(413)	(1.9)%
Trading liabilities:
Securities sold, not yet purchased	$1,447	$(241)	(14.3)%
Payables for precious metals	189	(112)	(37.2)
Derivatives, net	1,554	58	3.9
	$3,190	$(295)	(8.5)%

*Percentage change is greater than 100 percent.
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
Precious metals trading assets increased compared with December 31, 2023 due to an increase in our own gold inventory position driven by higher balance sheet deployment and, to a lesser extent, a higher gold spot price. Payables for precious metals were lower compared with December 31, 2023 reflecting declines in borrowing of gold and silver inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset balances decreased compared with December 31, 2023 as lower balances from market movements and the impact of higher netting of cash collateral posted were partially offset by the impact of lower netting of outstanding positions. Derivative liability balances increased compared with December 31, 2023 as lower balances from market movements were more than offset by the impact of lower netting of outstanding positions and cash collateral posted. Market movements resulted in lower valuations of foreign exchange derivatives, partially offset by higher valuations of equity derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were higher compared with December 31, 2023 due to net purchases of foreign sovereign and U.S. Treasury securities, partially offset by paydowns and maturities of U.S. Government sponsored mortgage-backed and U.S. Government agency mortgage-backed securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets were higher compared with December 31, 2023 due primarily to increases in outstanding settlement balances related to security sales and derivative balances associated with hedging activities, partially offset by lower margin requirements related to futures trading.

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at June 30, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	June 30, 2024	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$103,443	$(5,994)	(5.5)%
Domestic and foreign banks	13,315	3,964	42.4
U.S. government and states and political subdivisions	86	(40)	(31.7)
Foreign governments and official institutions	2,501	132	5.6
Total deposits	$119,345	$(1,938)	(1.6)%
Total deposits decreased compared with December 31, 2023 due primarily to lower commercial savings deposits reflecting the impacts of deposit repricing in the current rate environment and seasonality as clients managed their cash needs at year-end. This decrease was partially offset by higher deposits from affiliates.
Short-Term Borrowings  Short-term borrowings were lower compared with December 31, 2023 due to a decrease in federal funds purchased, partially offset by increases in securities sold under repurchase agreements and commercial paper outstanding resulting from the management of our short-term funding positions. We continue to actively manage our balance sheet to maximize returns while maintaining adequate liquidity.
Long-Term Debt  Long-term debt decreased compared with December 31, 2023 as the impact of debt issuances was more than offset by debt retirements. Debt issuances during the three and six months ended June 30, 2024 totaled $1,134 million and $3,469 million, respectively, of which nil was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $3,469 million of senior debt during the six months ended June 30, 2024, which included $1,500 million of senior notes that were issued by HSBC USA in March as well as $1,969 million of structured notes. Total long-term debt outstanding under this shelf was $8,329 million and $9,227 million at June 30, 2024 and December 31, 2023, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled nil during the six months ended June 30, 2024. Total debt outstanding under this program was $1,891 million and $1,918 million at June 30, 2024 and December 31, 2023, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both June 30, 2024 and December 31, 2023.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2023 due primarily to higher outstanding settlement balances related to security purchases, partially offset by lower derivative balances associated with hedging activities.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2024 Compared with 2023 Increase (Decrease)
Three Months Ended June 30,	2024	Volume	Rate	2023
	(dollars are in millions)
Interest income:
Short-term investments	$410	$(103)	$97	$416
Trading securities	89	23	6	60
Securities	462	24	70	368
Commercial loans	735	(11)	40	706
Consumer loans	198	18	25	155
Other	23	—	5	18
Total interest income	1,917	(49)	243	1,723
Interest expense:
Deposits	1,037	50	118	869
Short-term borrowings	156	6	30	120
Long-term debt	298	(13)	21	290
Tax liabilities and other	14	1	3	10
Total interest expense	1,505	44	172	1,289
Net interest income	$412	$(93)	$71	$434

Yield on total interest earning assets	5.00%			4.47%
Cost of total interest bearing liabilities	4.88			4.33
Interest rate spread	.12			.14
Benefit from net non-interest paying funds(1)	.95			.99
Net interest margin on average earning assets	1.07%			1.13%

HSBC USA Inc.

		2024 Compared with 2023 Increase (Decrease)
Six Months Ended June 30,	2024	Volume	Rate	2023
	(dollars are in millions)
Interest income:
Short-term investments	$858	$(187)	$219	$826
Trading securities	174	49	16	109
Securities	907	77	139	691
Commercial loans	1,446	(45)	128	1,363
Consumer loans	386	33	52	301
Other	39	(6)	8	37
Total interest income	3,810	(79)	562	3,327
Interest expense:
Deposits	2,049	94	330	1,625
Short-term borrowings	310	27	63	220
Long-term debt	583	(9)	46	546
Tax liabilities and other	30	5	6	19
Total interest expense	2,972	117	445	2,410
Net interest income	$838	$(196)	$117	$917

Yield on total interest earning assets	4.94%			4.35%
Cost of total interest bearing liabilities	4.81			4.11
Interest rate spread	.13			.24
Benefit from net non-interest paying funds(1)	.96			.96
Net interest margin on average earning assets	1.09%			1.20%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income decreased during the three and six months ended June 30, 2024 due to higher interest expense from interest bearing liabilities driven by higher rates paid and higher average balances in deposits and short-term borrowings, partially offset by higher interest income from interest earning assets driven by higher yields and higher average balances in securities, trading securities and consumer loans. Also contributing to the decrease was the unfavorable impact of lower average balances in short-term investments and commercial loans.
Higher yields on interest earning assets and higher rates paid on interest bearing liabilities reflect the impact of higher market rates.
Short-term investments Interest income decreased modestly during the three months ended June 30, 2024 due to lower average balances, largely offset by higher yields. In the year-to-date period, interest income increased as the impact of lower average balances was more than offset by higher yields.
Trading securities Interest income increased during the three and six months ended June 30, 2024 due to higher average balances and, to a lesser extent, higher yields. Higher average balances were driven by increases in equity, U.S. Treasury and U.S. Government sponsored mortgage-backed positions, partially offset by a decline in foreign sovereign positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during the three and six months ended June 30, 2024 due to higher yields as we continue to reinvest in securities at higher market rates as well as higher average balances. Higher average balances were driven by increases in U.S. Government agency mortgage-backed, foreign sovereign and U.S. Treasury securities, partially offset by a decline in U.S. Government sponsored mortgage-backed securities.
Commercial loans Interest income increased during the three and six months ended June 30, 2024 due to higher yields on variable rate loans and newly originated loans, partially offset by lower average balances.

HSBC USA Inc.
Consumer loans Interest income was higher during the three and six months ended June 30, 2024 due to higher yields on variable rate loans and newly originated loans as well as higher average balances driven by growth in residential mortgages.
Other Higher interest income during the three and six months ended June 30, 2024 was due to higher yields. The increase in the year-to-date period was partially offset by lower average balances in cash collateral posted.
Deposits Interest expense increased during the three and six months ended June 30, 2024 due primarily to higher rates paid, including the impact of a shift in mix to higher cost time deposits. Also contributing to the increase were higher average balances driven by growth in commercial demand deposits, including a shift in mix to interest bearing accounts from noninterest bearing accounts, as well as higher time deposits. Higher average balances were partially offset by the attrition of retail savings and demand deposits and lower commercial savings deposits reflecting the impact of deposit repricing in the current rate environment.
Short-term borrowings Higher interest expense during the three and six months ended June 30, 2024 was due to higher rates paid and, to a lesser extent, higher average balances. Higher average balances were driven by increases in commercial paper outstanding and securities sold under repurchase agreements, which were partially offset in the three-month period by a decline in federal funds purchased.
Long-term debt Interest expense increased during the three and six months ended June 30, 2024 due to higher rates paid on variable rate borrowings and newly issued debt, partially offset by lower average balances.
Tax liabilities and other Interest expense increased during the three and six months ended June 30, 2024 due primarily to higher rates paid and, in the year-to-date period, higher average balances in securities sold, not yet repurchased.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$11	$(26)	$37	*
Business and corporate banking	39	31	8	25.8
Global banking	5	19	(14)	(73.7)
Other commercial	—	—	—	—
Total commercial loans	55	24	31	*
Consumer loans:
Residential mortgages	(1)	(12)	11	91.7
Home equity mortgages	(2)	4	(6)	*
Credit cards	(1)	1	(2)	*
Other consumer	1	1	—	—
Total consumer loans	(3)	(6)	3	50.0
Total loans	52	18	34	*
Off-balance sheet credit exposures	(5)	18	(23)	*
Total provision for credit losses	$47	$36	$11	30.6%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$1	$(54)	$55	*
Business and corporate banking	46	69	(23)	(33.3)
Global banking	(3)	31	(34)	*
Other commercial	—	—	—	—
Total commercial loans	44	46	(2)	(4.3)
Consumer loans:
Residential mortgages	—	(22)	22	100.0
Home equity mortgages	(1)	5	(6)	*
Credit cards	(1)	1	(2)	*
Other consumer	—	—	—	—
Total consumer loans	(2)	(16)	14	87.5
Total loans	42	30	12	40.0
Off-balance sheet credit exposures	7	26	(19)	(73.1)
Total provision for credit losses	$49	$56	$(7)	(12.5)%

*Percentage change is greater than 100 percent.
Our provision for credit losses increased $11 million during the three months ended June 30, 2024 due primarily to a higher provision for credit losses on our commercial loan portfolio, partially offset by a lower provision for credit losses on off-balance sheet credit exposures. In the year-to-date period, our provision for credit losses decreased $7 million due primarily to a lower provision for credit losses on off-balance sheet credit exposures, partially offset by a higher provision for credit losses on our consumer loan portfolio.
The provision for credit losses on our commercial loan portfolio increased $31 million during the three months ended June 30, 2024 and was relatively flat in the year-to-date period. The loss provisions in the current year periods were driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking, partially offset by improved economic forecasts and improvements in the credit condition of certain clients. In the prior year periods, the loss provisions were driven by downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic forecasts and declines in credit reserves for risk factors associated with higher risk industry exposures, including commercial real estate. Also contributing to the loss provision in the prior year-to-date period was an increase in credit reserves for risk factors associated with large loan exposures.
The provision for credit losses on our consumer loan portfolio increased $3 million and $14 million during the three and six months ended June 30, 2024, respectively, due primarily to higher releases in credit loss reserves in the prior year periods. The release in credit reserves in the prior three-month period was due primarily to a decline in credit reserves for risk factors associated with a change in New York State foreclosure law. In the prior year-to-date period, the release in credit reserves was driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in New York State foreclosure law.
The provision for credit losses on off-balance sheet credit exposures decreased $23 million during the three months ended June 30, 2024 reflecting a release in credit loss reserves compared with a loss provision in the prior year period. The release in credit reserves in the current year period resulted from improved economic forecasts, partially offset by higher provisions associated with growth in innovation banking. In the prior year period, the loss provision resulted from downgrades reflecting weakness in the financial condition of certain clients.
In the year-to-date period, the provision for credit losses on off-balance sheet credit exposures decreased $19 million. The loss provision in the current year period resulted from higher provisions associated with growth in innovation banking, partially offset by improved economic forecasts. In the prior year period, the loss provision resulted from downgrades reflecting weakness in the financial condition of certain clients and an increase in credit reserves for risk factors associated with large loan exposures.

HSBC USA Inc.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Credit card fees, net	$13	$12	$1	8.3%
Trust and investment management fees	34	32	2	6.3
Other fees and commissions	170	157	13	8.3
Trading revenue	233	228	5	2.2
Other securities gains, net	8	—	8	*
Servicing and other fees from HSBC affiliates	93	77	16	20.8
Gain (loss) on instruments designated at fair value and related derivatives	(10)	2	(12)	*
Other income (loss):
Valuation of loans held for sale	—	(37)	37	100.0
Residential mortgage banking revenue	—	—	—	—
Insurance	1	1	—	—
Miscellaneous income (loss)	(5)	(24)	19	79.2
Total other income (loss)	(4)	(60)	56	93.3
Total other revenues	$537	$448	$89	19.9%

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Credit card fees, net	$28	$23	$5	21.7%
Trust and investment management fees	70	63	7	11.1
Other fees and commissions	346	305	41	13.4
Trading revenue	509	453	56	12.4
Other securities gains, net	10	3	7	*
Servicing and other fees from HSBC affiliates	181	151	30	19.9
Gain (loss) on instruments designated at fair value and related derivatives	(30)	(20)	(10)	(50.0)
Other income (loss):
Valuation of loans held for sale	2	(37)	39	*
Residential mortgage banking revenue	1	1	—	—
Insurance	2	2	—	—
Miscellaneous income (loss)	(43)	(43)	—	—
Total other income (loss)	(38)	(77)	39	50.6
Total other revenues	$1,076	$901	$175	19.4%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net were relatively flat during the three months ended June 30, 2024 and increased in the year-to-date period reflecting increases in interchange fees, late fees and other miscellaneous fees.
Trust and investment management fees  Trust and investment management fees increased during the three and six months ended June 30, 2024 due primarily to higher fees from liquidity funds driven by higher average assets under management and, in the year-to-date period, lower fee waivers reflecting the impact of higher market interest rates.
Other fees and commissions Other fees and commissions increased during the three and six months ended June 30, 2024 due primarily to higher fees from loan syndication and account services reflecting higher business activity compared with the prior year periods. See Note 11, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$49	$53	$(4)	(7.5)%
Metals	16	50	(34)	(68.0)
Debt Markets	8	—	8	*
Securities Financing	161	92	69	75.0
Markets Treasury	(1)	27	(28)	*
Other trading(1)	—	6	(6)	(100.0)
Total trading revenue	$233	$228	$5	2.2%

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$133	$155	$(22)	(14.2)%
Metals	30	107	(77)	(72.0)
Debt Markets	13	1	12	*
Securities Financing	306	163	143	87.7
Markets Treasury	6	25	(19)	(76.0)
Other trading(1)	21	2	19	*
Total trading revenue	$509	$453	$56	12.4%

*Percentage change is greater than 100 percent.
(1)Includes trading revenue related to Global Banking and Equities.
Trading revenue increased during the three and six months ended June 30, 2024 due primarily to higher revenue in Securities Financing driven by the impact of higher market rates which impacts fair value and increased balance sheet deployment. Also contributing to the increase was higher revenue in Debt Markets due primarily to favorable funding fair value adjustments on derivatives and, in the year-to-date period, higher Other trading revenue due primarily to favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes. These increases were partially offset by lower revenue in Metals reflecting the impact of our agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc beginning in September 2023, lower revenue in Foreign Exchange driven by lower market volatility compared with the prior year periods and lower Markets Treasury revenue driven by the lower performance of economic hedge positions used to manage interest rate risk.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2024, we sold $960 million and $2,035 million, respectively, of primarily U.S. Treasury securities compared with nil and $681 million during the prior year periods as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net increased during the three and six months ended June 30, 2024 reflecting the impact of higher sales activity. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates increased during the three and six months ended June 30, 2024 due primarily to higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates, higher loan servicing fees from HSBC Markets (USA) Inc. ("HMUS") and higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc.

HSBC USA Inc.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans held for investment, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and certain client share repurchase transactions. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives decreased during the three and six months ended June 30, 2024 attributable primarily to unfavorable fair value adjustments on commercial loans held for sale driven by gains recorded in the prior year periods on certain loans reflecting improvements in the financial condition of certain clients. See Note 9, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) improved during the three and six months ended June 30, 2024 due primarily to improved valuations on loans held for sale driven by a $34 million lower of amortized cost or fair value adjustment recorded upon transferring certain commercial real estate loans to held for sale during the second quarter of 2023 as well as lower losses on loan sales driven by a loss on sale of $10 million recorded during the second quarter of 2023 reflecting a repricing reserve adjustment associated with a previously sold portfolio of consumer mortgage loans. While valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships were lower and contributed to the improvement in the three-month period, they were higher and partially offset the improvement in the year-to-date period.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$143	$138	$5	3.6%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) Inc. ("HTSU")	234	245	(11)	(4.5)
Fees paid to HMUS	61	55	6	10.9
Fees paid to other HSBC affiliates	124	125	(1)	(.8)
Total support services from HSBC affiliates	419	425	(6)	(1.4)
Occupancy expense, net	23	10	13	*
Other expenses:
Equipment and software	34	29	5	17.2
Marketing	8	6	2	33.3
Outside services	12	11	1	9.1
Professional fees	10	11	(1)	(9.1)
FDIC assessment fees(1)	24	16	8	50.0
Miscellaneous	11	1	10	*
Total other expenses	99	74	25	33.8
Total operating expenses	$684	$647	$37	5.7
Personnel - average number	2,018	1,989
Efficiency ratio	72.1%	73.4%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$278	$259	$19	7.3%
Support services from HSBC affiliates:
Fees paid to HTSU	469	465	4	.9
Fees paid to HMUS	117	108	9	8.3
Fees paid to other HSBC affiliates	232	236	(4)	(1.7)
Total support services from HSBC affiliates	818	809	9	1.1
Occupancy expense, net	41	40	1	2.5
Other expenses:
Equipment and software	61	56	5	8.9
Marketing	14	9	5	55.6
Outside services	24	23	1	4.3
Professional fees	23	23	—	—
FDIC assessment fees(1)	81	38	43	*
Miscellaneous	29	19	10	52.6
Total other expenses	232	168	64	38.1
Total operating expenses	$1,369	$1,276	$93	7.3%
Personnel - average number	2,019	2,022
Efficiency ratio	71.5%	70.2%

*Percentage change is greater than 100 percent.
(1)Includes $6 million and $42 million of additional special assessment fees which were accrued during the three and six months ended June 30, 2024, respectively, associated with a final rule issued by the FDIC in November 2023 as discussed further below.
Salaries and employee benefits  Salaries and employee benefits expense increased during the three and six months ended June 30, 2024 due primarily to higher incentive compensation expense reflecting improved business performance as well as higher salaries expense driven by the addition of personnel associated with growth initiatives in innovation banking.
Support services from HSBC affiliates  Support services from HSBC affiliates decreased during the three months ended June 30, 2024 due to lower cost allocations from our technology and support service functions, partially offset by higher cost allocations from HMUS associated with Global Banking activities. In the year-to-date period, support services from HSBC affiliates increased due primarily to higher cost allocations from HMUS associated with Global Banking activities. A summary of the services received from various HSBC affiliates is included in Note 12, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net increased during the three months ended June 30, 2024 due primarily to $12 million of lease impairment costs recorded during the second quarter of 2024 associated with the exit of our previous U.S. headquarters. In the year-to-date period, occupancy expense, net was relatively flat as higher rent expense was largely offset by lower lease impairment and other related costs. During the first half of 2024, we recorded $15 million of lease impairment costs associated with the exit of our previous U.S. headquarters compared with $22 million of lease impairment and other related costs recorded during the prior year period primarily associated with the exit of certain space.
Other expenses  Other expenses increased during the three and six months ended June 30, 2024 due primarily to higher expense related to legal matters and higher deposit insurance assessment fees driven by $6 million and $42 million of additional special assessment fees which were accrued during the three and six months ended June 30, 2024, respectively, associated with a final rule issued by the FDIC in November 2023. During the first half of 2024, the FDIC informed banks who are required to fund the shortfall in the DIF that the estimated loss has increased and, as a result, we accrued additional fees to reflect our updated special assessment amount. Also contributing to the increase was higher capitalized software amortization expense and higher marketing expense, partially offset by higher levels of expense capitalization related to internally developed software.
Efficiency ratio  Our efficiency ratio improved during the three months ended June 30, 2024 due to higher other revenues, partially offset by higher operating expenses and lower net interest income as discussed in detail above. In the year-to-date period, our efficiency ratio increased due to higher operating expenses and lower net interest income, partially offset by higher other revenues as discussed in detail above.

HSBC USA Inc.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended June 30,	2024	2023
	(dollars are in millions)
Income before income tax	$218	$199
Income tax expense	49	48
Effective tax rate	22.5%	24.1%

Six Months Ended June 30,	2024	2023
	(dollars are in millions)
Income before income tax	$496	$486
Income tax expense	102	118
Effective tax rate	20.6%	24.3%
During the three months ended June 30, 2024, income tax expense was relatively flat as the impact of higher pre-tax income was largely offset by higher expected investment tax credits, which resulted in a lower effective tax rate. In the year-to-date period, income tax expense and the effective tax rate decreased due primarily to an immaterial out of period adjustment to our deferred tax asset balance which decreased tax expense by $12 million during the first quarter of 2024 as well as higher expected investment tax credits.
Management evaluated the need for a valuation allowance against deferred tax assets at June 30, 2024 and December 31, 2023 and it was determined that a valuation allowance was not required.

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
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit that includes both interest rate and liquidity components. Segments are charged a cost to fund assets (e.g., customer loans) and receive a funding credit for funds provided (e.g., customer deposits) based on equivalent market rates that incorporate both repricing (interest rate risk) and tenor (liquidity) characteristics. Net funding charges associated with MSS trading activities are reported within other operating income to align with the trading revenue generated by such activities. These net funding charges are reversed back into net interest income in the CC. The objective of these charges/credits is to transfer interest rate risk to one centralized unit in Markets Treasury. Markets Treasury income statement and balance sheet results are allocated to each of the global businesses based upon tangible equity levels and levels of any surplus liabilities.
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

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$175	$194	$(19)	(9.8)%
Other operating income	58	52	6	11.5
Total operating income(1)	233	246	(13)	(5.3)
Expected credit losses	(2)	(8)	6	75.0
Net operating income	235	254	(19)	(7.5)
Operating expenses	198	51	147	*
Profit before tax	$37	$203	$(166)	(81.8)%

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$354	$407	$(53)	(13.0)%
Other operating income	125	104	21	20.2
Total operating income(1)	479	511	(32)	(6.3)
Expected credit losses	(2)	2	(4)	*
Net operating income	481	509	(28)	(5.5)
Operating expenses	385	226	159	70.4
Profit before tax	$96	$283	$(187)	(66.1)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$100	$127	$(27)	(21.3)%
Retail banking mortgages, credit cards and other personal lending	42	30	12	40.0
Wealth and asset management products	26	25	1	4.0
Private banking	43	46	(3)	(6.5)
Retail business banking and other(2)	22	18	4	22.2
Total operating income	$233	$246	$(13)	(5.3)%

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$201	$253	$(52)	(20.6)%
Retail banking mortgages, credit cards and other personal lending	85	65	20	30.8
Wealth and asset management products	53	46	7	15.2
Private banking	91	102	(11)	(10.8)
Retail business banking and other(2)	49	45	4	8.9
Total operating income	$479	$511	$(32)	(6.3)%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.
Our WPB segment reported a lower profit before tax during the three and six months ended June 30, 2024 due primarily to higher operating expenses driven by the non-recurrence of a reversal of $142 million of impairment charges recorded during the second quarter of 2023 related to capitalized software and leasehold improvements which were previously impaired and written-off. Also contributing to the lower profit before tax was lower net interest income, partially offset by higher other operating income.

HSBC USA Inc.
Net interest income decreased during the three and six months ended June 30, 2024 due primarily to the unfavorable impact of lower deposit balances driven by the attrition of savings and demand deposits, partially offset by the favorable impact of higher market rates and higher loan balances driven by growth in residential mortgages.
Other operating income increased during the three and six months ended June 30, 2024 due primarily to the non-recurrence of a loss on sale of $10 million recorded during the second quarter of 2023 reflecting a repricing reserve adjustment associated with a previously sold portfolio of consumer mortgage loans and, in the year-to-date period, higher investment management fees driven by higher average assets under management and lower liquidity fee waivers reflecting the impact of higher market interest rates as well as the improved performance of economic hedge positions used to manage interest rate risk.
Expected credit losses increased during the three months ended June 30, 2024 due primarily to a higher release in credit loss reserves in the prior year period driven by a lower loss estimate for risk factors associated with a change in New York State foreclosure law. In the year-to-date period, expected credit losses decreased reflecting a modest release in credit loss reserves compared with a modest loss provision in the prior year period. The release in credit reserves in the current year period was driven by improvements in the credit quality of the portfolio, while the loss provision in the prior year period was driven by a higher loss estimate for risk factors associated with a change in New York State foreclosure law, partially offset by improved housing price forecasts.
Excluding the reversal of impairment charges as discussed above, operating expenses remained higher during the three and six months ended June 30, 2024 due primarily to higher expense related to legal matters and higher incentive compensation expense, partially offset by lower cost allocations from our support service functions.
Client Assets The following table provides information regarding private banking client assets during the six months ended June 30, 2024 and 2023:

Six Months Ended June 30,	2024	2023
	(in millions)
Client assets at beginning of period	$55,754	$49,549
Net new money (outflows)	(2,001)	(2,694)
Value change	3,208	10,210
Client assets at end of period	$56,961	$57,065
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$287	$288	$(1)	(.3)%
Other operating income	82	79	3	3.8
Total operating income(1)	369	367	2	.5
Expected credit losses	37	14	23	*
Net operating income	332	353	(21)	(5.9)
Operating expenses	189	159	30	18.9
Profit before tax	$143	$194	$(51)	(26.3)%

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$579	$573	$6	1.0%
Other operating income	160	151	9	6.0
Total operating income(1)	739	724	15	2.1
Expected credit losses	35	30	5	16.7
Net operating income	704	694	10	1.4
Operating expenses	368	309	59	19.1
Profit before tax	$336	$385	$(49)	(12.7)%

*Percentage change is greater than 100 percent.

HSBC USA Inc.
(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$113	$113	$—	—%
Global Payments Solutions ("GPS")	176	179	(3)	(1.7)
Global Trade Solutions ("GTS")(2)	20	18	2	11.1
Investment banking products and other(3)	60	57	3	5.3
Total operating income	$369	$367	$2	.5%

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$220	$222	$(2)	(.9)%
GPS	350	352	(2)	(.6)
GTS(2)	39	36	3	8.3
Investment banking products and other(3)	130	114	16	14.0
Total operating income	$739	$724	$15	2.1%
(2)Previously referred to as Global Trade and Receivables Finance.
(3)Includes allocated Markets Treasury revenue.
Our CMB segment reported a lower profit before tax during the three and six months ended June 30, 2024 due primarily to higher operating expenses and higher expected credit losses, partially offset by higher other operating income and, in the year-to-date period, higher net interest income.
Net interest income was relatively flat during three months ended June 30, 2024 and increased in the year-to-date period as the unfavorable impact of lower deposit balances and lower earnings on capital were largely offset in the three-month period and more than offset in the year-to-date period by higher allocated Markets Treasury net interest income.
Other operating income increased during the three and six months ended June 30, 2024 due primarily to higher fees from account services, commitments and loan syndication, partially offset by lower allocated Markets Treasury other operating income.
Expected credit losses increased during the three and six months ended June 30, 2024. The loss provisions in the current year periods were driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking, partially offset by improved economic forecasts and improvements in the credit condition of certain clients. In the prior year periods, the loss provisions were driven by downgrades reflecting weakness in the financial condition of certain clients. The loss provision in the prior three-month period was partially offset by a lower loss estimate for risk factors associated with higher risk industry exposures.
Operating expenses increased during the three and six months ended June 30, 2024 due primarily to higher cost allocations from our technology and support service functions as well as higher salaries expense driven by the addition of personnel associated with growth initiatives in innovation banking.
Global Banking and Markets Our GBM business is comprised of three reportable operating segments:
Global Banking  The following table summarizes the Group Reporting Basis results for our GB segment:

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$116	$123	$(7)	(5.7)%
Other operating income	104	92	12	13.0
Total operating income(1)	220	215	5	2.3
Expected credit losses	5	27	(22)	(81.5)
Net operating income	215	188	27	14.4
Operating expenses	134	141	(7)	(5.0)
Profit before tax	$81	$47	$34	72.3%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$233	$262	$(29)	(11.1)%
Other operating income	188	146	42	28.8
Total operating income(1)	421	408	13	3.2
Expected credit losses	—	30	(30)	(100.0)
Net operating income	421	378	43	11.4
Operating expenses	265	276	(11)	(4.0)
Profit before tax	$156	$102	$54	52.9%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our GB segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
GPS	$122	$115	$7	6.1%
Investment Banking	60	62	(2)	(3.2)
Credit and Lending	21	23	(2)	(8.7)
GTS(2)	13	14	(1)	(7.1)
GB Other(3)	4	1	3	*
Total operating income	$220	$215	$5	2.3%

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
GPS	$243	$238	$5	2.1%
Investment Banking	128	122	6	4.9
Credit and Lending	43	43	—	—
GTS(2)	27	27	—	—
GB Other(3)	(20)	(22)	2	9.1
Total operating income	$421	$408	$13	3.2%
(2)Previously referred to as Global Trade and Receivables Finance.
(3)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection, certain credit-linked structured notes and loan sales.
Our GB segment reported a higher profit before tax during the three and six months ended June 30, 2024 due to higher other operating income, lower expected credit losses and lower operating expenses, partially offset by lower net interest income.
Revenue increased during the three and six months ended June 30, 2024 due primarily to higher revenue in GPS driven by higher account service fees and, in the year-to-date period, higher revenue in Investment Banking. Higher Investment Banking revenue was driven by higher fees from loan syndication, partially offset by the non-recurrence of fair value adjustment gains recorded in the prior year period on certain loans held for sale reflecting improvements in the financial condition of certain clients as well as lower net interest income from decreased loan spreads and balances.
Expected credit losses decreased during the three and six months ended June 30, 2024. In the current year periods, loss provisions driven by downgrades reflecting weakness in the financial condition of certain clients were offset by improvements in the credit condition of a single client relationship and improved economic forecasts. In the prior year periods, the loss provisions were driven by downgrades reflecting weakness in the financial condition of certain clients.
Operating expenses decreased during the three and six months ended June 30, 2024 due primarily to lower cost allocations from our support service functions.

HSBC USA Inc.
Markets and Securities Services  The following table summarizes the Group Reporting Basis results for our MSS segment:

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(in millions)
Net interest income	$8	$15	$(7)	(46.7)%
Other operating income	78	50	28	56.0
Total operating income(1)	86	65	21	32.3
Expected credit losses	—	—	—	—
Net operating income	86	65	21	32.3
Operating expenses	81	71	10	14.1
Profit (loss) before tax	$5	$(6)	$11	*

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$17	$28	$(11)	(39.3)%
Other operating income	159	146	13	8.9
Total operating income(1)	176	174	2	1.1
Expected credit losses	—	—	—	—
Net operating income	176	174	2	1.1
Operating expenses	160	140	20	14.3
Profit before tax	$16	$34	$(18)	(52.9)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our MSS segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$37	$41	$(4)	(9.8)%
Debt Markets	6	8	(2)	(25.0)
Securities Financing	13	5	8	*
Equities	12	5	7	*
Securities Services	8	8	—	—
MSS Other	(1)	(1)	—	—
Credit and funding valuation adjustments	11	(1)	12	*
Total MSS	$86	$65	$21	32.3%

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$86	$124	$(38)	(30.6)%
Debt Markets	12	13	(1)	(7.7)
Securities Financing	24	10	14	*
Equities	24	7	17	*
Securities Services	15	17	(2)	(11.8)
MSS Other	(1)	(1)	—	—
Credit and funding valuation adjustments	16	4	12	*
Total MSS	$176	$174	$2	1.1%
Our MSS segment reported a profit before tax during the three months ended June 30, 2024 compared with a loss before tax during the prior year period due to higher other operating income, partially offset by higher operating expenses and lower net interest income. In the year-to-date period, our MSS segment reported a lower profit before tax due to higher operating expenses and lower net interest income, partially offset by higher other operating income.

HSBC USA Inc.
Revenue increased during the three months ended June 30, 2024 and was relatively flat in the year-to-date period as higher revenue in Equities, Securities Financing, and credit and funding valuation adjustments were partially offset in the three-month period and largely offset in the year-to-date period by lower revenue in Foreign Exchange and Metals. Higher revenue in Equities was driven by higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc, while higher revenue in Securities Financing was due to higher market rates and increased balance sheet deployment. Credit and funding valuation adjustments improved attributable primarily to favorable funding fair value adjustments on derivatives. Lower revenue in Foreign Exchange and Metals was driven by lower market volatility in Foreign Exchange compared with the prior year periods as well as the impact of our agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc beginning in September 2023.
Operating expenses increased during the three and six months ended June 30, 2024 due primarily to higher cost allocations from our technology and support service functions.
Global Banking and Markets Other  The following table summarizes the Group Reporting Basis results for our GBM Other segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(in millions)
Net interest income (expense)	$3	$(12)	$15	*
Other operating income	24	25	(1)	(4.0)
Total operating income	27	13	14	*
Expected credit losses	—	—	—	—
Net operating income	27	13	14	*
Operating expenses	25	14	11	78.6
Profit (loss) before tax	$2	$(1)	$3	*

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(in millions)
Net interest income (expense)	$21	$(12)	$33	*
Other operating income	46	46	—	—
Total operating income	67	34	33	97.1
Expected credit losses	—	—	—	—
Net operating income	67	34	33	97.1
Operating expenses	47	32	15	46.9
Profit before tax	$20	$2	$18	*

*Percentage change is greater than 100 percent.
Our GBM Other segment reported an improved profit before tax during the three and six months ended June 30, 2024 due to higher revenue driven by higher allocated Markets Treasury net interest income, partially offset by higher operating expenses driven by higher cost allocations from our support service functions.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest expense	$(159)	$(106)	$(53)	(50.0)%
Other operating income	160	106	54	50.9
Total operating income	1	—	1	*
Expected credit losses	—	—	—	—
Net operating income	1	—	1	*
Operating expenses	43	36	7	19.4
Loss before tax	$(42)	$(36)	$(6)	(16.7)%

			Increase (Decrease)
Six Months Ended June 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest expense	$(327)	$(213)	$(114)	(53.5)%
Other operating income	333	197	136	69.0
Total operating income (expense)	6	(16)	22	*
Expected credit losses	—	—	—	—
Net operating income (expense)	6	(16)	22	*
Operating expenses	118	68	50	73.5
Loss before tax	$(112)	$(84)	$(28)	(33.3)%

*Percentage change is greater than 100 percent.
Our CC segment reported a higher loss before tax during the three and six months ended June 30, 2024 due to higher net interest expense and higher operating expenses, partially offset by higher other operating income.
Net interest expense increased during the three and six months ended June 30, 2024 driven by a higher cost of funds reflecting the impact of higher market rates.
Other operating income increased during the three and six months ended June 30, 2024 due primarily to higher net funding credits associated with MSS trading activities which increased by $50 million and $117 million, respectively, which reflects the higher net interest expense above. Also contributing to the increase in the year-to-date period were favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes.
Operating expenses increased during the three and six months ended June 30, 2024 due primarily to $12 million and $15 million of lease impairment costs recorded during the three and six months ended June 30, 2024, respectively, associated with the exit of our previous U.S. headquarters as well as $6 million and $42 million of additional special assessment fees which were accrued during the three and six months ended June 30, 2024, respectively, associated with a final rule issued by the FDIC in November 2023. During the first half of 2024, the FDIC informed banks who are required to fund the shortfall in the DIF that the estimated loss has increased and, as a result, we accrued additional fees to reflect our updated special assessment amount. These increases were partially offset by lower cost allocations from our technology and support service functions.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2023 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2023 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2024.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2024	March 31, 2024	December 31, 2023
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$567	$563	$574
Consumer loans	16	18	17
Total loans	583	581	591
Securities held-to-maturity	—	—	—
Other financial assets measured at amortized cost(1)	—	—	—
Securities available-for-sale	—	—	—
Total allowance for credit losses	$583	$581	$591

Liability for off-balance sheet credit exposures	$118	$123	$111

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at June 30, 2024 was relatively flat as compared with March 31, 2024 as a modest increase in the loss estimate on our commercial loan portfolio was largely offset by a modest decrease in the loss estimate on our consumer loan portfolio. As compared with December 31, 2023, the total allowance for credit losses decreased $8 million or 1 percent due primarily to a lower loss estimate on our commercial loan portfolio.
Our commercial allowance for credit losses at June 30, 2024 increased $4 million or 1 percent as compared with March 31, 2024 and decreased $7 million or 1 percent as compared with December 31, 2023 as downgrades reflecting weakness in the financial condition of certain clients and higher loss estimates associated with growth in innovation banking were partially offset as compared with March 31, 2024 and more than offset as compared with December 31, 2023 by the charge-off of two corporate banking loans as well as improved economic forecasts and improvements in the credit condition of certain clients.
Our consumer allowance for credit losses at June 30, 2024 decreased $2 million or 11 percent as compared with March 31, 2024 and decreased $1 million or 6 percent as compared with December 31, 2023 reflecting improvements in the credit quality of the portfolio.
The liability for off-balance sheet credit exposures at June 30, 2024 decreased $5 million or 4 percent as compared with March 31, 2024 resulting from improved economic forecasts, partially offset by higher loss estimates associated with growth in innovation banking. As compared with December 31, 2023, the liability for off-balance sheet credit exposures increased $7 million or 6 percent resulting from higher loss estimates associated with growth in innovation banking, partially offset by improved economic forecasts.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	June 30, 2024		March 31, 2024		December 31, 2023
	(dollars are in millions)
Commercial:
Real estate, including construction	$145	11.3%	$134	11.8%	$144	12.0%
Business and corporate banking	300	27.4	309	26.8	302	26.7
Global banking	121	17.1	119	17.7	127	18.1
Other commercial	1	11.0	1	11.1	1	10.9
Total commercial	567	66.8	563	67.4	574	67.7
Consumer:
Residential mortgages	(7)	32.1	(7)	31.5	(9)	31.1
Home equity mortgages	7	.6	8	.6	7	.7
Credit cards	13	.3	15	.3	16	.3
Other consumer	3	.2	2	.2	3	.2
Total consumer	16	33.2	18	32.6	17	32.3
Total	$583	100.0%	$581	100.0%	$591	100.0%
The following table sets forth key ratios for the allowance for credit losses on loans:

	June 30, 2024	March 31, 2024	December 31, 2023
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.52%	1.53%	1.54%
Affiliates	—	—	—
Total commercial	1.40	1.40	1.44
Consumer:
Residential mortgages	(.04)	(.04)	(.05)
Home equity mortgages	1.79	2.09	1.80
Credit cards	6.91	7.94	8.04
Other consumer	3.53	2.08	2.97
Total consumer	.08	.09	.09
Total loans	.96	.97	1.00
Nonperforming loans:(1)(2)
Commercial	90%	87%	135%
Consumer	9	10	9
Total nonperforming loans	73	71	97

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three and six months ended June 30, 2024 and 2023.
The allowance for credit losses on loans as a percentage of total loans held for investment at June 30, 2024 was relatively flat as compared with March 31, 2024. As compared with December 31, 2023, the allowance for credit losses on loans as a percentage

HSBC USA Inc.
of total loans held for investment decreased due to an increase in total loans held for investment and the decrease in our allowance for credit losses for the reasons discussed above.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at June 30, 2024 was relatively flat as compared with March 31, 2024. As compared with December 31, 2023, the allowance for credit losses on loans as a percentage of nonperforming loans held for investment decreased due primarily to an increase in nonperforming loans as discussed further below in our commercial loan portfolio.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	June 30, 2024		March 31, 2024		December 31, 2023
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$28	.07%	$224	.56%	$416	1.04%
Consumer:
Residential mortgages(1)(2)	134	.69	116	.62	115	.63
Home equity mortgages(1)(2)	4	1.03	4	1.05	4	1.03
Credit cards	3	1.60	4	2.12	4	2.01
Other consumer	2	2.35	2	2.08	2	1.98
Total consumer	143	.71	126	.65	125	.66
Total	$171	.28	$350	.59	$541	.92

(1)At June 30, 2024, March 31, 2024 and December 31, 2023, consumer mortgage loan delinquency includes $62 million, $58 million and $61 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	June 30, 2024		March 31, 2024		December 31, 2023
	Delinquent Loans	Delinquency Ratio	Delinquent Loan	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$6	.13%	$1	.02%	$4	.09%
ARM loans	89	.63	71	.52	69	.51
Our two-months-and-over contractual delinquency ratio decreased 31 basis points and 64 basis points compared with March 31, 2024 and December 31, 2023, respectively, due to lower dollars of delinquency in our commercial loan portfolio, partially offset by higher dollars of delinquency in our consumer loan portfolio.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 49 basis points and 97 basis points compared with March 31, 2024 and December 31, 2023, respectively, due to lower dollars of delinquency driven by collections, including the collections of two commercial real estate loans in the second quarter and, as compared with December 31, 2023, the collections of a few large private banking loans in the first quarter.
Our consumer loan two-months-and-over contractual delinquency ratio increased 6 basis points and 5 basis points compared with March 31, 2024 and December 31, 2023, respectively, due primarily to higher dollars of delinquency in residential mortgages driven by a few large loans which became 60 days past due. The increase in the ratio was partially offset by higher outstanding loan balances.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024			2023
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$—	$6,873	—%	$—	$7,668	—%	$—	$6,983	—%	$—	$7,832	—%
Business and corporate banking	48	16,543	1.17	—	16,470	—	48	16,299	.59	4	16,487	.05
Global banking	3	10,774	.11	—	10,226	—	3	10,632	.06	—	10,276	—
Other commercial	—	6,650	—	—	6,950	—	—	6,547	—	—	7,103	—
Total commercial	51	40,840	.50	—	41,314	—	51	40,461	.25	4	41,698	.02
Consumer:
Residential mortgages	(1)	19,165	(.02)	(1)	17,169	(.02)	(2)	18,863	(.02)	2	17,028	.02
Home equity mortgages	(1)	391	(1.02)	—	366	—	(1)	387	(.52)	—	366	—
Credit cards	1	186	2.15	1	196	2.04	2	187	2.14	2	197	2.03
Other consumer	—	79	—	1	117	3.42	—	84	—	1	127	1.57
Total consumer	(1)	19,821	(.02)	1	17,848	.02	(1)	19,521	(.01)	5	17,718	.06
Total	$50	$60,661	.33	$1	$59,162	.01	$50	$59,982	.17	$9	$59,416	.03
Our net charge-off ratio increased 32 basis points during the three months ended June 30, 2024 due to a higher level of net charge-offs in our commercial loan portfolio driven by the deterioration of two corporate banking loans.
In the year-to-date period, our net charge-off ratio increased 14 basis points due to a higher level of net charge-offs in our commercial loan portfolio driven by the deterioration of two corporate banking loans, partially offset by a lower level of net charge-offs in our consumer loan portfolio driven by improved net charge-offs in residential mortgages reflecting a modest level of net recoveries in the current year period compared with a modest level of net charge-offs in the prior year period.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	June 30, 2024		March 31, 2024		December 31, 2023
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$632	1.56%	$644	1.60%	$425	1.06%
Consumer:
Residential mortgages(2)(3)(4)	161	.83	167	.89	172	.94
Home equity mortgages(2)(3)	6	1.54	6	1.57	6	1.54
Credit cards	2	1.06	3	1.59	3	1.51
Other consumer	2	2.35	1	1.04	2	1.98
Total consumer	171	.85	177	.91	183	.96
Total	$803	1.32	$821	1.37	$608	1.03

Other real estate owned(5)	$3		$3		$2

(1)See Note 4, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At June 30, 2024, March 31, 2024 and December 31, 2023, total nonperforming loans include $4 million, $4 million and $6 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At June 30, 2024, March 31, 2024 and December 31, 2023, nonperforming consumer mortgage loans include $103 million, $103 million and $108 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes $1 million or less of commercial other real estate owned at June 30, 2024, March 31, 2024 and December 31, 2023.
Our nonperforming loans ratio decreased 5 basis points compared with March 31, 2024 due to lower nonperforming loans in both our commercial and consumer loan portfolios. As compared with December 31, 2023, our nonperforming loans ratio increased 29 basis points due to higher nonperforming loans in our commercial loan portfolio, partially offset by lower nonperforming loans in our consumer loan portfolio.
Our commercial nonperforming loans ratio decreased 4 basis points compared with March 31, 2024 due to lower nonperforming loans as the impact of downgrades was more than offset by paydowns and charge-offs. As compared with December 31, 2023, our commercial nonperforming loans ratio increased 50 basis points due to higher nonperforming loans driven by downgrades, including the downgrade of a global banking loan in the first quarter, partially offset by paydowns and charge-offs.
Our consumer nonperforming loans ratio decreased 6 basis points and 11 basis points compared with March 31, 2024 and December 31, 2023, respectively, due primarily to lower nonperforming loans in residential mortgages driven by collections. Also contributing to the decrease in the ratio were higher outstanding loan balances.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	June 30, 2024		December 31, 2023
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$8,420	$9,866	$8,753	$9,702
Real estate	5,191	1,609	4,702	1,695
Commercial and professional services	3,249	6,610	3,385	5,915
Consumer services	2,152	3,630	2,445	3,116
Semiconductors and semiconductor equipment	2,115	1,248	2,116	1,165
Capital goods	1,917	6,598	2,062	6,736
Retailing	1,796	5,097	1,752	4,790
Utilities	1,556	1,562	1,334	1,421
Consumer durables and apparel	1,477	3,430	1,599	3,351
Software and services	1,416	7,175	983	4,401
Technology hardware and equipment	998	6,884	1,271	6,290
Food, beverage and tobacco	979	2,239	760	2,482
Chemicals	913	4,272	977	4,165
Energy	844	5,059	774	5,476
Health care equipment and services	786	2,874	966	2,910
Metals and mining	702	597	678	589
Food and staples retailing	668	1,634	588	1,600
Insurance	450	3,127	202	3,138
Media and entertainment	416	1,021	331	769
Pharmaceuticals, biotechnology and life science	371	4,260	396	4,926
Total commercial credit exposure in top 20 industries(1)	36,416	78,792	36,074	74,637
All other industries	770	6,227	1,265	5,570
Total commercial credit exposure(2)	$37,186	$85,019	$37,339	$80,207

(1)Based on utilization at June 30, 2024.
(2)Excludes commercial credit exposures with affiliates.
Our commercial real estate secured loan portfolio which totaled $4.3 billion and $5.0 billion at June 30, 2024 and December 31, 2023, respectively, reflects the following borrower types:

	June 30, 2024	December 31, 2023
Multifamily	44.6%	43.7%
Office	26.8	24.7
Hotels	11.8	16.6
All other types	16.8	15.0
Total	100.0%	100.0%

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at June 30, 2024 and December 31, 2023 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
June 30, 2024
New York State	27.7%	29.0%
California	9.8	46.3
North Central United States	11.8	1.0
North Eastern United States, excluding New York State	6.5	7.5
Southern United States	38.1	9.9
Western United States, excluding California	6.1	6.3
Total	100.0%	100.0%
December 31, 2023
New York State	23.8%	30.2%
California	10.2	44.9
North Central United States	12.7	1.0
North Eastern United States, excluding New York State	6.0	7.7
Southern United States	41.2	10.1
Western United States, excluding California	6.1	6.1
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at June 30, 2024 and December 31, 2023. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2024	December 31, 2023
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$4,526	$4,392
ARM loans(1)	14,230	13,363

(1)During the remainder of 2024 and during 2025, approximately $286 million and $500 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in millions)
Closed end:
First lien	$19,485	$18,341
Second lien	14	15
Revolving(1)	376	374
Total	$19,875	$18,730

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

	June 30, 2024	December 31, 2023
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$10,579	$9,716
Less: collateral held against exposure	2,944	2,459
Net credit risk exposure	$7,635	$7,257

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
Interest Bearing Deposits with Banks totaled $29,364 million and $25,015 million at June 30, 2024 and December 31, 2023, respectively, of which $29,135 million and $24,830 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.

HSBC USA Inc.
Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $1,318 million and $13,878 million at June 30, 2024 and December 31, 2023, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $19,658 million and $20,493 million at June 30, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $42,038 million and $40,772 million at June 30, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $7,698 million and $9,914 million at June 30, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $119,345 million and $121,283 million at June 30, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $17,623 million at June 30, 2024 from $18,661 million at December 31, 2023. The following table presents the maturities of long-term debt at June 30, 2024:

(in millions)
2024	$1,278
2025	6,750
2026	1,154
2027	2,658
2028	1,053
Thereafter	4,730
Total	$17,623
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2024 and 2023:

Six Months Ended June 30,	2024	2023
	(in millions)
Long-term debt issued	$3,469	$2,912
Long-term debt repaid	(4,412)	(1,537)
Net long-term debt issued (repaid)	$(943)	$1,375
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the six months ended June 30, 2024.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At June 30, 2024, we were authorized to issue up to $15,000 million, of which $6,671 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $11,968 million was available at June 30, 2024.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2024, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $35,618 million.
Preferred Equity  See Note 19, "Preferred Stock," in our 2023 Form 10-K for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During the six months ended June 30, 2024, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.

HSBC USA Inc.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	13.0%	13.0%
Tier 1 capital to risk-weighted assets	13.2	13.3
Total capital to risk-weighted assets	15.5	15.7
Tier 1 leverage ratio(1)	8.1	7.7

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
In June 2024, the FDIC issued a final rule to amend its existing resolution planning requirements for insured depository institutions. Under the final rule, banks with $100 billion or more in total consolidated assets that are not affiliated with U.S. G-SIBs, including HSBC Bank USA, will be required to submit a full resolution plan every three years and an interim supplement in each intervening year, and will become subject to increased submission content requirements and expanded engagement and capabilities testing with the FDIC. HSBC Bank USA's next submission will be an interim supplement which is due on or before July 1, 2025, while its next full resolution plan submission is due on or before July 1, 2026.
Capital Planning and Stress Testing The FRB requires certain U.S. top-tier BHCs and IHCs, including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the supervisory stress tests conducted by the FRB. The stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse

HSBC USA Inc.
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
HSBC North America submitted its 2024 CCAR capital plan in April 2024. In June 2024, the FRB publicly disclosed its supervisory stress test results for all CCAR firms, including HSBC North America. Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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
2024 Funding Strategy  Our current estimate for funding needs and sources for 2024 are summarized in the following table:

	Actual January 1 through June 30, 2024	Estimated July 1 through December 31, 2024	Estimated Full Year 2024
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$2	$3	$5
Net change in short-term investments and securities	(7)	(4)	(11)
Net change in trading and other assets	—	(3)	(3)
Total funding needs	$(5)	$(4)	$(9)
Increase (decrease) in funding sources:
Net change in deposits	$(2)	$(1)	$(3)
Net change in trading and other short-term liabilities	(2)	(3)	(5)
Net change in long-term debt	(1)	—	(1)
Total funding sources	$(5)	$(4)	$(9)
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At June 30, 2024 and December 31, 2023, we had commitments to extend credit totaling $91.3 billion and $87.4 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties,

HSBC USA Inc.
where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at June 30, 2024 and December 31, 2023, see Note 16, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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
In addition, we had commitments to purchase securities under agreements to resell on a forward starting basis totaling nil and $4.8 billion at June 30, 2024 and December 31, 2023, respectively. These contracts typically expire in less than one month and are secured by collateral primarily from U.S. Treasury securities.
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

HSBC USA Inc.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2024 and December 31, 2023, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(dollars are in millions)
Level 3 assets(1)(2)	$950	$729
Total assets measured at fair value(1)(3)	63,292	64,748
Level 3 liabilities(1)	2,835	2,429
Total liabilities measured at fair value(1)	24,618	28,622
Level 3 assets as a percent of total assets measured at fair value	1.5%	1.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	11.5%	8.5%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $524 million of recurring Level 3 assets and $426 million of non-recurring Level 3 assets at June 30, 2024. Includes $355 million of recurring Level 3 assets and $374 million of non-recurring Level 3 assets at December 31, 2023.
(3)Includes $62,708 million of assets measured on a recurring basis and $584 million of assets measured on a non-recurring basis at June 30, 2024. Includes $64,268 million of assets measured on a recurring basis and $480 million of assets measured on a non-recurring basis at December 31, 2023.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2024 and 2023 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $17 million or a decrease of the overall fair value measurement of approximately $35 million at June 30, 2024. The effect of changes in significant unobservable input parameters are primarily

HSBC USA Inc.
driven by the uncertainty in determining the fair value of certain credit-linked structured notes and swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk

HSBC USA Inc.
management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first half of 2024, economic uncertainty remained due to elevated interest rates and inflation levels. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2023 Form 10-K for a more complete discussion of our approach to credit risk.
Treasury Risk Management We continuously monitor our capital ratios and the impact of market events on our liquidity positions and will continue to adapt our frameworks as necessary to reflect market events and the evolving regulatory landscape and view as to best practices. In the first quarter of 2024, we began managing our non-trading value at risk ("VaR") exposure to a 10-day holding period as compared with the previous approach which was based on a one-day holding period. As a result, we have revised prior year amounts in the non-trading VaR table below in order to conform to the current year presentation. There have been no other material changes to our approach towards treasury risk management since December 31, 2023. See "Risk Management" in MD&A in our 2023 Form 10-K for a more complete discussion of our approach to treasury risk
Capital risk See "Liquidity and Capital Resources" in this MD&A for a discussion of our approach to capital risk management, including our capital ratios and regulatory capital requirements.
Liquidity and funding risk As part of our approach towards liquidity and funding risk management, we employ the measures discussed below to define, monitor and control our liquidity and funding risk in accordance with HSBC policy.
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators on a daily basis. During the six months ended June 30, 2024, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both June 30, 2024 and December 31, 2023, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of stable funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both June 30, 2024 and December 31, 2023. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of stable funding for assets and off-balance sheet exposures.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2024:

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
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2024, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both June 30, 2024 and December 31, 2023, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.
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

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected banking book net interest income (reflects projected rate movements on July 1, 2024 and January 1, 2024, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(56)	(2)%	$(17)	(1)%
Resulting from a gradual 100 basis point decrease in the yield curve	33	1	(33)	(1)
Other significant scenarios monitored (reflects projected rate movements on July 1, 2024 and January 1, 2024, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(98)	(4)	(37)	(1)
Resulting from an immediate 100 basis point decrease in the yield curve	81	3	(16)	(1)
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Non-trading VaR Non-trading VaR estimates potential valuation changes that could arise from market movements impacting the behavioralized interest rate risk of non-trading financial assets and liabilities held by the global businesses and transfer priced into and managed by Markets Treasury, and the associated hedging activity performed by Markets Treasury (including our investment portfolio of available-for-sale and held-to-maturity securities). Our investment portfolio holdings comprise mainly U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities. Our non-trading VaR exposure is driven by interest rates and mortgage-backed security spread volatility. Refer to "Market Risk Management" below for further discussion regarding VaR and the management of market risk in our non-trading portfolios.

HSBC USA Inc.
The following table summarizes our non-trading VaR for the six months ended June 30, 2024 and at December 31, 2023:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(1)
	(in millions)
At June 30, 2024	$292	$218	$(172)	$338

Six Months Ended June 30, 2024
Average	292	266	(175)	383
Maximum	305	312		415
Minimum	282	211		338

At December 31, 2023	$326	$226	$(197)	$355

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
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):

HSBC USA Inc.
The following table summarizes our trading VaR for the six months ended June 30, 2024 and at December 31, 2023:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At June 30, 2024	$1	$1	$4	$(2)	$4

Six Months Ended June 30, 2024
Average	1	1	3	(1)	4
Maximum	1	4	6		6
Minimum	—	—	1		2

At December 31, 2023	$—	$1	$1	$—	$2

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
During the six months ended June 30, 2024, we experienced no loss back-testing exceptions.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2024, included fees of $8 million and $14 million, respectively, compared with fees of $6 million and $13 million during the three and six months ended June 30, 2023, respectively.

Three Months Ended June 30,	2024			2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$28,171	$307	4.38%	$32,325	$271	3.36%
Federal funds sold and securities purchased under resale agreements(1)	3,434	103	12.06	8,268	145	7.03
Trading securities	18,321	89	1.95	13,443	60	1.79
Securities	41,428	462	4.49	39,025	368	3.78
Loans:
Commercial	41,254	735	7.17	41,897	706	6.76
Consumer:
Residential mortgages	19,166	185	3.88	17,171	143	3.34
Home equity mortgages	391	7	7.20	366	6	6.58
Credit cards	186	5	10.81	196	4	8.19
Other consumer	79	1	5.09	117	2	6.86
Total consumer	19,822	198	4.02	17,850	155	3.48
Total loans	61,076	933	6.14	59,747	861	5.78
Other	1,766	23	5.24	1,771	18	4.08
Total interest earning assets	$154,196	$1,917	5.00%	$154,579	$1,723	4.47%
Allowance for credit losses	(592)			(599)
Cash and due from banks	780			921
Other assets	8,798			11,243
Total assets	$163,182			$166,144
Liabilities and Equity:
Domestic deposits:
Savings deposits	$42,401	$327	3.10%	$48,234	$312	2.59%
Time deposits	21,294	311	5.87	16,804	241	5.75
Other interest bearing deposits	27,402	343	5.03	20,814	265	5.11
Foreign deposits	5,716	56	3.94	5,869	51	3.49
Total interest bearing deposits	96,813	1,037	4.31	91,721	869	3.80
Short-term borrowings:
Securities sold under repurchase agreements(1)	525	62	47.50	456	44	38.70
Commercial paper	5,923	89	6.04	5,343	70	5.25
Other short-term borrowings	583	5	3.45	907	6	2.65
Total short-term borrowings	7,031	156	8.92	6,706	120	7.18
Long-term debt	18,849	298	6.36	19,697	290	5.91
Total interest bearing debt	122,693	1,491	4.89	118,124	1,279	4.34
Tax liabilities and other	1,338	14	4.21	1,232	10	3.26
Total interest bearing liabilities	$124,031	$1,505	4.88%	$119,356	$1,289	4.33%
Net interest income/Interest rate spread		$412	.12%		$434	.14%
Noninterest bearing deposits	21,314			28,111
Other liabilities	6,178			5,972
Total equity	11,659			12,705
Total liabilities and equity	$163,182			$166,144
Net interest margin on average earning assets			1.07%			1.13%

HSBC USA Inc.

Six Months Ended June 30,	2024			2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$29,141	$628	4.33%	$33,319	$540	3.27%
Federal funds sold and securities purchased under resale agreements(1)	4,468	230	10.35	8,794	286	6.56
Trading securities	18,504	174	1.89	13,099	109	1.68
Securities	40,990	907	4.45	37,100	691	3.76
Loans:
Commercial	40,838	1,446	7.12	42,194	1,363	6.51
Consumer:
Residential mortgages	18,864	359	3.83	17,031	277	3.28
Home equity mortgages	387	14	7.27	366	12	6.61
Credit cards	187	10	10.75	197	8	8.19
Other consumer	84	3	7.18	127	4	6.35
Total consumer	19,522	386	3.98	17,721	301	3.43
Total loans	60,360	1,832	6.10	59,915	1,664	5.60
Other	1,611	39	4.87	1,869	37	3.99
Total interest earning assets	$155,074	$3,810	4.94%	$154,096	$3,327	4.35%
Allowance for credit losses	(588)			(593)
Cash and due from banks	773			932
Other assets	8,980			11,761
Total assets	$164,239			$166,196
Liabilities and Equity:
Domestic deposits:
Savings deposits	$43,145	$656	3.06%	$48,767	$574	2.37%
Time deposits	21,305	622	5.87	16,496	456	5.57
Other interest bearing deposits	26,839	660	4.95	20,613	498	4.87
Foreign deposits	5,663	111	3.94	5,975	97	3.27
Total interest bearing deposits	96,952	2,049	4.25	91,851	1,625	3.57
Short-term borrowings:
Securities sold under repurchase agreements(1)	623	121	39.06	440	82	37.58
Commercial paper	5,732	173	6.07	5,323	131	4.96
Other short-term borrowings	796	16	4.04	650	7	2.17
Total short-term borrowings	7,151	310	8.72	6,413	220	6.92
Long-term debt	18,705	583	6.27	19,003	546	5.79
Total interest bearing debt	122,808	2,942	4.82	117,267	2,391	4.11
Tax liabilities and other	1,340	30	4.50	1,082	19	3.54
Total interest bearing liabilities	$124,148	$2,972	4.81%	$118,349	$2,410	4.11%
Net interest income/Interest rate spread		$838	.13%		$917	.24%
Noninterest bearing deposits	22,135			29,177
Other liabilities	6,270			6,138
Total equity	11,686			12,532
Total liabilities and equity	$164,239			$166,196
Net interest margin on average earning assets			1.09%			1.20%

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the second quarter of 2024 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the second quarter of 2024, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the second quarter of 2024, was approximately $558.
For the Iranian bank related-activity discussed above, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure.
The HSBC Group currently intends to continue to wind down the above activities, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group had an individual customer in the Middle East employed by a corporate entity that was designated under Executive Order 13224 in the second quarter of 2024. Shortly following the designation, the HSBC Group processed one local currency salary payment to the individual customer from the entity. The customer relationship was exited in the second quarter of 2024.
The HSBC Group has individual and corporate customers in the Middle East that, during the second quarter of 2024, made local currency check payments for the rental of property to a corporate entity designated under Executive Order 13224. The HSBC Group processed these checks on behalf of its customers.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2024.
Other activity The HSBC Group has a non-Iranian insurance company customer in the Middle East that, during the second quarter of 2024, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has a corporate customer in the Middle East that, during the second quarter of 2024, received one local currency check from a hospital located outside Iran that is owned by the Government of Iran. The HSBC group processed the check from the hospital to its customer.
The HSBC Group has individual and corporate customers in Europe that, during the second quarter of 2024, made small local currency domestic payments to, or received such payments from, an Iranian embassy. These customers are engaged in activities that require consular services provided by the embassies or provide goods and services that support the conduct of the official business of the embassies. In addition, the HSBC Group has an international organization customer in Europe that, during the second quarter of 2024, received a local currency payment from an Iranian embassy relating to annual membership fees. The HSBC Group processed these payments between its customers and the Iranian embassies.
The HSBC Group has a corporate customer in Europe that, during the second quarter of 2024, received a local currency payment from a bank owned by the Government of Iran in relation to management charges for property owned by the bank. The HSBC Group processed this payment to its customer.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2024.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during the second quarter of 2024. There was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2024 relating to these frozen accounts.

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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three and six months ended June 30, 2024 and 2023, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iii) the Consolidated Balance Sheet at June 30, 2024 and December 31, 2023, (iv) the Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2024 and 2023, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 31, 2024

HSBC USA INC.

By:	/s/ ANDREW FULLAM
Andrew Fullam
Chief Financial Officer