Form 10-Q
period 2024-09-30
HSBC USA INC /MD/
filed 2024-10-29
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of October 25, 2024, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Interest income:
Loans	$950	$887	$2,782	$2,551
Securities	481	414	1,388	1,105
Trading securities	94	72	268	181
Short-term investments	403	398	1,261	1,224
Other	18	21	57	58
Total interest income	1,946	1,792	5,756	5,119
Interest expense:
Deposits	1,046	971	3,095	2,596
Short-term borrowings	162	139	472	359
Long-term debt	282	297	865	843
Other	17	13	47	32
Total interest expense	1,507	1,420	4,479	3,830
Net interest income	439	372	1,277	1,289
Provision for credit losses	(13)	(8)	36	48
Net interest income after provision for credit losses	452	380	1,241	1,241
Other revenues:
Credit card fees, net	14	13	42	36
Trust and investment management fees	37	33	107	96
Other fees and commissions	157	170	503	475
Trading revenue	208	277	717	730
Other securities gains (losses), net	(148)	—	(138)	3
Servicing and other fees from HSBC affiliates	99	87	280	238
Gain (loss) on instruments designated at fair value and related derivatives	(3)	(9)	(33)	(29)
Other income (loss)	(30)	(54)	(68)	(131)
Total other revenues	334	517	1,410	1,418
Operating expenses:
Salaries and employee benefits	145	134	423	393
Support services from HSBC affiliates	428	426	1,246	1,235
Occupancy expense, net	12	19	53	59
Other expenses	86	79	318	247
Total operating expenses	671	658	2,040	1,934
Income before income tax	115	239	611	725
Income tax expense	27	57	129	175
Net income	$88	$182	$482	$550

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income	$88	$182	$482	$550
Net change in unrealized gains (losses), net of tax:
Investment securities	550	(346)	360	(205)
Fair value option liabilities attributable to our own credit spread	4	(8)	(37)	(9)
Derivatives designated as cash flow hedges	(107)	60	(43)	109
Pension and post-retirement benefit plans	(1)	(1)	(1)	(1)
Total other comprehensive income (loss)	446	(295)	279	(106)
Comprehensive income (loss)	$534	$(113)	$761	$444

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2024	December 31, 2023
	(in millions)
Assets(1)
Cash and due from banks	$725	$704
Interest bearing deposits with banks	28,334	25,015
Federal funds sold and securities purchased under agreements to resell	4,310	13,878
Trading assets (includes $3.4 billion and $3.0 billion pledged to creditors at September 30, 2024 and December 31, 2023, respectively)	21,707	22,115
Securities available-for-sale (includes amortized cost of $27.7 billion and $28.0 billion at September 30, 2024 and December 31, 2023, respectively, an allowance for credit losses of nil at both September 30, 2024 and December 31, 2023, and $1.6 billion and $0.2 billion pledged to creditors at September 30, 2024 and December 31, 2023, respectively)	25,942	25,696
Securities held-to-maturity, net of allowance for credit losses of nil at both September 30, 2024 and December 31, 2023 (fair value of $17.0 billion and $14.7 billion at September 30, 2024 and December 31, 2023, respectively)	17,238	15,076
Loans (includes $12 million and $15 million designated under fair value option at September 30, 2024 and December 31, 2023, respectively)	62,014	58,987
Less – allowance for credit losses	547	591
Loans, net	61,467	58,396
Loans held for sale (includes $673 million and $250 million designated under fair value option at September 30, 2024 and December 31, 2023, respectively)	744	339
Properties and equipment, net	70	71
Goodwill	458	458
Other assets, net of allowance for credit losses of nil at both September 30, 2024 and December 31, 2023 (includes nil and $10 million designated under fair value option at September 30, 2024 and December 31, 2023, respectively)	6,804	6,490
Total assets	$167,799	$168,238
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$21,934	$23,421
Interest bearing (includes $2.6 billion and $1.8 billion designated under fair value option at September 30, 2024 and December 31, 2023, respectively)	95,977	92,604
Foreign deposits - interest bearing	5,462	5,258
Total deposits	123,373	121,283
Short-term borrowings	7,653	9,914
Long-term debt (includes $7.1 billion and $7.5 billion designated under fair value option at September 30, 2024 and December 31, 2023, respectively)	18,410	18,661
Total debt	149,436	149,858
Trading liabilities	2,837	3,485
Interest, taxes and other liabilities (includes nil and $10 million designated under fair value option at September 30, 2024 and December 31, 2023, respectively)	3,140	3,256
Total liabilities	155,413	156,599
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding at both September 30, 2024 and December 31, 2023)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both September 30, 2024 and December 31, 2023)	—	—
Additional paid-in capital	12,734	12,740
Retained earnings	1,034	560
Accumulated other comprehensive loss	(1,647)	(1,926)
Total common equity	12,121	11,374
Total equity	12,386	11,639
Total liabilities and equity	$167,799	$168,238

HSBC USA Inc.
(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at September 30, 2024 and December 31, 2023. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 15, "Variable Interest Entities," for additional information.

	September 30, 2024	December 31, 2023
	(in millions)
Assets
Other assets	$13	$23
Total assets	$13	$23
Liabilities
Interest, taxes and other liabilities	$21	$17
Total liabilities	$21	$17

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30,	2024	2023
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,736	12,735
Gain on transfer of certain precious metals trading and financing activities to an affiliate, net of tax	—	8
Employee benefit plans	(2)	(2)
Balance at end of period	12,734	12,741
Retained earnings
Balance at beginning of period	946	1,043
Net income	88	182
Balance at end of period	1,034	1,225
Accumulated other comprehensive loss
Balance at beginning of period	(2,093)	(2,386)
Other comprehensive income (loss), net of tax	446	(295)
Balance at end of period	(1,647)	(2,681)
Total common equity	12,121	11,285
Total equity	$12,386	$11,550

Nine Months Ended September 30,	2024	2023
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,740	12,740
Gain on transfer of certain precious metals trading and financing activities to an affiliate, net of tax	—	8
Employee benefit plans	(6)	(7)
Balance at end of period	12,734	12,741
Retained earnings
Balance at beginning of period	560	1,683
Net income	482	550
Cash dividends declared on preferred stock	(8)	(8)
Cash dividends declared on common stock	—	(1,000)
Balance at end of period	1,034	1,225
Accumulated other comprehensive loss
Balance at beginning of period	(1,926)	(2,575)
Other comprehensive income (loss), net of tax	279	(106)
Balance at end of period	(1,647)	(2,681)
Total common equity	12,121	11,285
Total equity	$12,386	$11,550

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2024	2023
	(in millions)
Cash flows from operating activities
Net income	$482	$550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(36)	19
Provision for credit losses	36	48
Net realized losses (gains) on securities available-for-sale	138	(3)
Net change in other assets and liabilities	(870)	704
Net change in loans held for sale:
Originations and purchases of loans held for sale	(658)	(338)
Sales and collections of loans held for sale	187	284
Net change in trading assets and liabilities	(240)	1,857
Lower of amortized cost or fair value adjustments on loans held for sale	(3)	31
Loss on instruments designated at fair value and related derivatives	33	29
Net cash provided by (used in) operating activities	(931)	3,181
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	9,568	15,336
Securities available-for-sale:
Purchases of securities available-for-sale	(6,517)	(3,293)
Proceeds from sales of securities available-for-sale	4,317	681
Proceeds from paydowns and maturities of securities available-for-sale	2,727	3,954
Securities held-to-maturity:
Purchases of securities held-to-maturity	(3,039)	(7,267)
Proceeds from paydowns and maturities of securities held-to-maturity	914	641
Change in loans:
Originations, net of collections	(5,326)	790
Loans sold to third parties	2,395	547
Net cash provided by (used for) sales (acquisitions) of properties and equipment	(9)	1
Cash received on transfer of certain precious metals trading and financing activities to an affiliate	—	10
Other, net	(94)	(35)
Net cash provided by investing activities	4,936	11,365
Cash flows from financing activities
Net change in deposits	2,007	(3,227)
Debt:
Net change in short-term borrowings	(2,261)	2,089
Issuance of long-term debt	5,267	3,471
Repayment of long-term debt	(5,664)	(3,002)
Other decreases in capital surplus	(6)	(7)
Dividends paid	(8)	(1,008)
Net cash used in financing activities	(665)	(1,684)
Net change in cash and due from banks and interest bearing deposits with banks	3,340	12,862
Cash and due from banks and interest bearing deposits with banks at beginning of period	25,719	18,748
Cash and due from banks and interest bearing deposits with banks at end of period	$29,059	$31,610

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Fee Income from Contracts with Customers	45
2	Trading Assets and Liabilities	10	12	Related Party Transactions	46
3	Securities	11	13	Business Segments	49
4	Loans	15	14	Retained Earnings and Regulatory Capital Requirements	51
5	Allowance for Credit Losses	30	15	Variable Interest Entities	52
6	Loans Held for Sale	33	16	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	54
7	Goodwill	34	17	Fair Value Measurements	59
8	Derivative Financial Instruments	34	18	Litigation and Regulatory Matters	75
9	Fair Value Option	40	19	New Accounting Pronouncements	76
10	Accumulated Other Comprehensive Loss	43

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

HSBC USA Inc.
2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Trading assets:
U.S. Treasury	$4,038	$3,564
U.S. Government agency issued or guaranteed	1	1
U.S. Government sponsored enterprises	1,228	1,207
Foreign bonds	759	4,019
Equity securities	14,344	11,702
Precious metals	160	346
Derivatives, net	1,177	1,276
Total trading assets	$21,707	$22,115
Trading liabilities:
Securities sold, not yet purchased	$1,528	$1,688
Payables for precious metals	238	301
Derivatives, net	1,071	1,496
Total trading liabilities	$2,837	$3,485
At September 30, 2024 and December 31, 2023, the fair value of derivatives included in trading assets is net of $889 million and $1,416 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2024 and December 31, 2023, the fair value of derivatives included in trading liabilities is net of $1,511 million and $1,321 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 8, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $46 million and $133 million during the three and nine months ended September 30, 2024, respectively, compared with $41 million and $111 million during the three and nine months ended September 30, 2023, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

September 30, 2024	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$9,318	$—	$13	$(219)	$9,112
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,325	—	—	(565)	2,760
Collateralized mortgage obligations	1,349	—	—	(265)	1,084
Direct agency obligations	1,406	—	1	(7)	1,400
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,430	—	2	(318)	5,114
Collateralized mortgage obligations	2,668	—	—	(438)	2,230
Direct agency obligations	167	—	3	—	170
Asset-backed securities collateralized by:
Home equity	11	—	—	(1)	10
Other	102	—	—	(10)	92
Foreign debt securities(1)	3,970	—	1	(1)	3,970
Total available-for-sale securities	$27,746	$—	$20	$(1,824)	$25,942
Securities held-to-maturity:
U.S. Treasury	$2,797	$—	$7	$(6)	$2,798
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,020	—	—	(46)	974
Collateralized mortgage obligations	257	—	4	(10)	251
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	11,594	—	92	(130)	11,556
Collateralized mortgage obligations	1,567	—	—	(113)	1,454
Obligations of U.S. states and political subdivisions	3	—	—	—	3
Total held-to-maturity securities	$17,238	$—	$103	$(305)	$17,036

HSBC USA Inc.

December 31, 2023	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,489	$—	$22	$(225)	$7,286
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,864	—	—	(845)	5,019
Collateralized mortgage obligations	1,436	—	—	(300)	1,136
Direct agency obligations	1,719	—	—	(38)	1,681
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,804	—	1	(378)	5,427
Collateralized mortgage obligations	2,865	—	—	(506)	2,359
Direct agency obligations	215	—	3	(3)	215
Asset-backed securities collateralized by:
Home equity	13	—	—	(1)	12
Other	103	—	—	(11)	92
Foreign debt securities(1)	2,472	—	—	(3)	2,469
Total available-for-sale securities	$27,980	$—	$26	$(2,310)	$25,696
Securities held-to-maturity:
U.S. Treasury	$1,917	$—	$1	$(18)	$1,900
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,069	—	—	(68)	1,001
Collateralized mortgage obligations	297	—	3	(16)	284
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,043	—	43	(180)	9,906
Collateralized mortgage obligations	1,745	—	—	(152)	1,593
Obligations of U.S. states and political subdivisions	4	—	—	—	4
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$15,076	$—	$47	$(434)	$14,689

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
At both September 30, 2024 and December 31, 2023, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at September 30, 2024 and December 31, 2023 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At September 30, 2024
U.S. Treasury	12	$(9)	$3,118	38	$(210)	$4,288
U.S. Government sponsored enterprises	1	—	71	143	(837)	4,735
U.S. Government agency issued or guaranteed	—	—	—	137	(756)	6,794
Asset-backed securities	—	—	—	6	(11)	103
Foreign debt securities	18	(1)	1,530	1	—	50
Securities available-for-sale	31	$(10)	$4,719	325	$(1,814)	$15,970
At December 31, 2023
U.S. Treasury	3	$(1)	$1,008	41	$(224)	$4,906
U.S. Government sponsored enterprises	2	—	80	293	(1,183)	7,701
U.S. Government agency issued or guaranteed	—	—	—	151	(887)	7,765
Asset-backed securities	—	—	—	6	(12)	104
Foreign debt securities	17	(1)	1,801	4	(2)	183
Securities available-for-sale	22	$(2)	$2,889	495	$(2,308)	$20,659
Gross unrealized losses decreased as compared with December 31, 2023 due primarily to decreasing yields on U.S. Government sponsored mortgage-backed and U.S. Government agency mortgage-backed securities as well as the sale of certain securities that were in an unrealized loss position at December 31, 2023.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At September 30, 2024, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both September 30, 2024 and December 31, 2023, the allowance for credit losses on securities held-to-maturity was nil.
At both September 30, 2024 and December 31, 2023, none of our securities held-to-maturity were past due or in nonaccrual status.

HSBC USA Inc.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At both September 30, 2024 and December 31, 2023, all of our securities held-to-maturity were investment grade.
Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Gross realized gains	$1	$—	$15	$3
Gross realized losses	(149)	—	(153)	—
Net realized gains (losses)	$(148)	$—	$(138)	$3
During the third quarter of 2024, we sold certain U.S. Government sponsored mortgage-backed securities classified as available-for-sale with a total carrying value of $2,130 million and realized a loss of $148 million. These securities were sold to manage our exposure to the changing interest rate environment as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. We have reinvested the proceeds into higher yielding U.S. Treasury and U.S. Government agency mortgage-backed securities classified as held-to-maturity.
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2024 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at September 30, 2024, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2024.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$243	.98%	$3,815	2.17%	$2,380	3.97%	$2,880	2.65%
U.S. Government sponsored enterprises	579	1.15	178	2.99	650	1.97	4,673	1.80
U.S. Government agency issued or guaranteed	20	.81	—	—	2	4.65	8,243	2.92
Asset-backed securities	—	—	54	4.40	47	3.93	12	4.85
Foreign debt securities	1,825	.34	2,054	4.36	91	3.81	—	—
Total amortized cost	$2,667	.58%	$6,101	2.95%	$3,170	3.55%	$15,808	2.54%
Total fair value	$2,664		$6,057		$3,153		$14,068
Held-to-maturity:
U.S. Treasury	$—	—%	$2,048	3.65%	$749	3.71%	$—	—%
U.S. Government sponsored enterprises	84	2.30	219	2.82	610	3.70	364	2.86
U.S. Government agency issued or guaranteed	—	—	1	3.94	12	5.91	13,148	4.52
Obligations of U.S. states and political subdivisions	1	4.04	2	3.77	—	—	—	—
Total amortized cost	$85	2.32%	$2,270	3.57%	$1,371	3.73%	$13,512	4.48%
Total fair value	$85		$2,266		$1,346		$13,339

HSBC USA Inc.
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Equity securities carried at fair value	$260	$270
Equity securities without readily determinable fair values	12	13
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the nine months ended September 30, 2024 and 2023, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $4 million in both periods as a component of other income (loss) in the consolidated statement of income.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $438 million, respectively, at both September 30, 2024 and December 31, 2023. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

4. Loans

Loans consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Commercial loans:
Real estate, including construction	$6,795	$7,087
Business and corporate banking	16,420	15,724
Global banking(1)	10,573	10,725
Other commercial:
Affiliates(2)	3,784	2,618
Other	3,543	3,803
Total other commercial	7,327	6,421
Total commercial	41,115	39,957
Consumer loans:
Residential mortgages	20,235	18,341
Home equity mortgages	393	389
Credit cards	185	199
Other consumer(3)	86	101
Total consumer	20,899	19,030
Total loans	$62,014	$58,987

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
(3)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $12 million and $15 million at September 30, 2024 and December 31, 2023, respectively. See Note 9, "Fair Value Option," for further details.
Net deferred origination costs totaled $27 million and $17 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, we had a net unamortized discount on our loans of $8 million and $13 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at September 30, 2024 and December 31, 2023. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At September 30, 2024
Commercial loans:
Real estate, including construction	$—	$21	$21	$6,774	$6,795
Business and corporate banking	2	49	51	16,369	16,420
Global banking	—	47	47	10,526	10,573
Other commercial	182	—	182	7,145	7,327
Total commercial	184	117	301	40,814	41,115
Consumer loans:
Residential mortgages	172	96	268	19,967	20,235
Home equity mortgages	2	5	7	386	393
Credit cards	2	2	4	181	185
Other consumer	3	2	5	81	86
Total consumer	179	105	284	20,615	20,899
Total loans	$363	$222	$585	$61,429	$62,014
At December 31, 2023
Commercial loans:
Real estate, including construction	$—	$206	$206	$6,881	$7,087
Business and corporate banking	1	3	4	15,720	15,724
Global banking	—	1	1	10,724	10,725
Other commercial	350	—	350	6,071	6,421
Total commercial	351	210	561	39,396	39,957
Consumer loans:
Residential mortgages	174	91	265	18,076	18,341
Home equity mortgages	12	3	15	374	389
Credit cards	3	3	6	193	199
Other consumer	3	2	5	96	101
Total consumer	192	99	291	18,739	19,030
Total loans	$543	$309	$852	$58,135	$58,987

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At September 30, 2024
Commercial loans:
Real estate, including construction	$304	$—	$—
Business and corporate banking	59	—	6
Global banking	230	—	43
Other commercial	—	—	—
Total commercial	593	—	49
Consumer loans:
Residential mortgages(1)(2)(3)	162	—	82
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	2	—
Other consumer	—	2	—
Total consumer	168	4	87
Total nonperforming loans	$761	$4	$136
At December 31, 2023
Commercial loans:
Real estate, including construction	$229	$—	$40
Business and corporate banking	143	1	29
Global banking	49	—	48
Other commercial	3	—	2
Total commercial	424	1	119
Consumer loans:
Residential mortgages(1)(2)(3)	172	—	81
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	3	—
Other consumer	—	2	—
Total consumer	178	5	86
Total nonperforming loans	$602	$6	$205

(1)At September 30, 2024 and December 31, 2023, nonaccrual consumer mortgage loans include $107 million and $108 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled $11 million and $19 million during the three and nine months ended September 30, 2024, respectively, compared with nil and $3 million during the three and nine months ended September 30, 2023, respectively.

HSBC USA Inc.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At September 30, 2024 and December 31, 2023, we had collateral-dependent residential mortgage loans totaling $287 million and $278 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At September 30, 2024 and December 31, 2023, we had collateral-dependent commercial loans totaling $611 million and $618 million, respectively.
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
The following table presents information about loan payment modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023 by type of modification, including the period-end carrying value and as a percentage of total loans. During the three months ended September 30, 2024, loan payment modifications made to consumer borrowers experiencing financial difficulty were nil.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended September 30, 2024
Commercial loans:
Real estate, including construction	$—	$33	$43	$—	$76	1.1%
Business and corporate banking	—	—	6	—	6	.0
Total commercial	—	33	49	—	82	.2

HSBC USA Inc.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended September 30, 2023
Commercial loans:
Real estate, including construction	$—	$—	$2	$—	$2	.0%
Business and corporate banking	—	—	53	—	53	.3
Total commercial	—	—	55	—	55	.1
Consumer loans:
Residential mortgages(2)	—	—	2	—	2	.0
Total consumer	—	—	2	—	2	.0
Total	$—	$—	$57	$—	$57	.1

Nine Months Ended September 30, 2024
Commercial loans:
Real estate, including construction	$—	$33	$43	$159	$235	3.5%
Business and corporate banking	—	—	37	5	42	.3
Global banking	—	—	35	—	35	.3
Total commercial	—	33	115	164	312	.8
Consumer loans:
Residential mortgages(2)	—	—	—	1	1	.0
Total consumer	—	—	—	1	1	.0
Total	$—	$33	$115	$165	$313	.5

Nine Months Ended September 30, 2023
Commercial loans:
Real estate, including construction	$—	$—	$172	$—	$172	2.5%
Business and corporate banking	—	—	128	—	128	.8
Global banking	—	—	5	—	5	.1
Total commercial	—	—	305	—	305	.8
Consumer loans:
Residential mortgages(2)	—	—	10	1	11	.1
Total consumer	—	—	10	1	11	.1
Total	$—	$—	$315	$1	$316	.5

(1)Represents loans with more than one type of payment modification during the period.
(2)The carrying values of consumer mortgage loans with a payment modification primarily includes loans that were recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
At September 30, 2024 and December 31, 2023, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the respective year-to-date periods totaled $43 million and $85 million, respectively.

HSBC USA Inc.
The following table summarizes the financial effect of loan payment modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023 by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Three Months Ended September 30, 2024
Commercial loans:
Real estate, including construction	—%	$—	2.2
Business and corporate banking	—	—	1.6

Three Months Ended September 30, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.2
Business and corporate banking	—	—	1.1
Consumer loans:
Residential mortgages	—	—	0.8

Nine Months Ended September 30, 2024
Commercial loans:
Real estate, including construction	5.6%	$—	3.1
Business and corporate banking	.3	—	1.7
Global banking	—	—	2.0
Consumer loans:
Residential mortgages	.5	—	0.6

Nine Months Ended September 30, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.4
Business and corporate banking	—	2	1.9
Global banking	—	—	2.0
Consumer loans:
Residential mortgages	2.2	—	2.0
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

HSBC USA Inc.
The following table presents loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent during the three and nine months ended September 30, 2024 by type of modification:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total
	(in millions)
Nine Months Ended September 30, 2024
Commercial loans:
Global banking	$—	$—	$1	$—	$1
Total commercial	$—	$—	$1	$—	$1

(1)Represents loans with more than one type of payment modification during the period.
During the three and nine months ended September 30, 2024, there were no consumer loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent. During the three months ended September 30, 2024, there were also no commercial loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent. During both the three and nine months ended September 30, 2023, there were no loans to borrowers experiencing financial difficulty with a payment modification during the previous nine months which subsequently became 90 days or greater contractually delinquent.
The following table presents the past due status of loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months at September 30, 2024 and December 31, 2023:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At September 30, 2024
Commercial loans:
Real estate, including construction	$—	$—	$236	$236
Business and corporate banking	—	—	267	267
Global banking	—	—	74	74
Total commercial	—	—	577	577
Consumer loans:
Residential mortgages	1	—	7	8
Total consumer	1	—	7	8
Total	$1	$—	$584	$585
At December 31, 2023
Commercial loans:
Real estate, including construction	$—	$166	$2	$168
Business and corporate banking	—	—	398	398
Global banking	—	—	50	50
Total commercial	—	166	450	616
Consumer loans:
Residential mortgages	—	—	12	12
Total consumer	—	—	12	12
Total	$—	$166	$462	$628

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of September 30, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2024
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$104	$—	$—	$18	$—	$—	$122
Substandard	—	—	64	—	—	521	—	—	585
Doubtful	—	—	—	33	—	249	20	—	302
Total real estate, including construction	—	—	168	33	—	788	20	—	1,009
Business and corporate banking:
Special mention	172	128	104	20	4	219	148	11	806
Substandard	138	118	44	43	—	157	593	6	1,099
Doubtful	6	6	—	—	—	6	40	—	58
Total business and corporate banking	316	252	148	63	4	382	781	17	1,963
Global banking:
Special mention	—	—	—	—	—	—	37	—	37
Substandard	—	—	—	—	20	86	166	—	272
Doubtful	—	—	—	—	—	180	9	—	189
Total global banking	—	—	—	—	20	266	212	—	498
Total commercial	$316	$252	$316	$96	$24	$1,436	$1,013	$17	$3,470
Total commercial:
Special mention	$172	$128	$208	$20	$4	$237	$185	$11	$965
Substandard	138	118	108	43	20	764	759	6	1,956
Doubtful	6	6	—	33	—	435	69	—	549
Total commercial	$316	$252	$316	$96	$24	$1,436	$1,013	$17	$3,470

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Special mention	$—	$40	$—	$104	$92	$42	$3	$3	$284
Substandard	2	—	—	1	—	821	—	—	824
Doubtful	—	—	—	—	—	166	18	—	184
Total real estate, including construction	2	40	—	105	92	1,029	21	3	1,292
Business and corporate banking:
Special mention	38	103	12	4	20	126	296	8	607
Substandard	31	22	—	27	—	156	746	1	983
Doubtful	—	—	36	—	—	9	71	—	116
Total business and corporate banking	69	125	48	31	20	291	1,113	9	1,706
Global banking:
Special mention	—	—	—	—	—	45	62	—	107
Substandard	—	14	—	—	—	114	73	—	201
Doubtful	—	187	—	—	14	—	1	—	202
Total global banking	—	201	—	—	14	159	136	—	510
Other commercial:
Special mention	6	—	—	—	—	—	—	—	6
Substandard	38	—	—	—	—	—	—	—	38
Doubtful	—	—	—	—	—	—	3	—	3
Total other commercial	44	—	—	—	—	—	3	—	47
Total commercial	$115	$366	$48	$136	$126	$1,479	$1,273	$12	$3,555
Total commercial:
Special mention	$44	$143	$12	$108	$112	$213	$361	$11	$1,004
Substandard	71	36	—	28	—	1,091	819	1	2,046
Doubtful	—	187	36	—	14	175	93	—	505
Total commercial	$115	$366	$48	$136	$126	$1,479	$1,273	$12	$3,555

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2024
	(in millions)
Real estate, including construction:
Performing loans	$638	$1,039	$1,217	$850	$262	$2,464	$18	$3	$6,491
Nonaccrual loans	—	—	—	33	—	251	20	—	304
Total real estate, including construction	638	1,039	1,217	883	262	2,715	38	3	6,795
Business and corporate banking:
Performing loans	1,403	1,350	1,118	1,261	176	4,090	6,655	308	16,361
Nonaccrual loans	6	6	—	—	—	6	41	—	59
Total business and corporate banking	1,409	1,356	1,118	1,261	176	4,096	6,696	308	16,420
Global banking:
Performing loans	935	1,768	849	660	116	4,274	1,741	—	10,343
Nonaccrual loans	—	—	—	—	—	221	9	—	230
Total global banking	935	1,768	849	660	116	4,495	1,750	—	10,573
Other commercial:
Performing loans	271	144	262	324	486	1,145	4,695	—	7,327
Nonaccrual loans	—	—	—	—	—	—	—	—	—
Total other commercial	271	144	262	324	486	1,145	4,695	—	7,327
Total commercial	$3,253	$4,307	$3,446	$3,128	$1,040	$12,451	$13,179	$311	$41,115
Total commercial:
Performing loans	$3,247	$4,301	$3,446	$3,095	$1,040	$11,973	$13,109	$311	$40,522
Nonaccrual loans	6	6	—	33	—	478	70	—	593
Total commercial	$3,253	$4,307	$3,446	$3,128	$1,040	$12,451	$13,179	$311	$41,115

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Performing loans	$920	$1,286	$1,019	$355	$1,014	$2,242	$19	$3	$6,858
Nonaccrual loans	—	—	—	—	40	167	22	—	229
Total real estate, including construction	920	1,286	1,019	355	1,054	2,409	41	3	7,087
Business and corporate banking:
Performing loans	1,270	1,113	1,074	231	561	4,215	6,851	265	15,580
Nonaccrual loans	—	35	—	—	—	38	70	—	143
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	1,270	1,148	1,074	231	561	4,253	6,922	265	15,724
Global banking:
Performing loans	2,255	1,153	844	151	321	3,561	2,341	50	10,676
Nonaccrual loans	—	—	—	—	—	39	10	—	49
Total global banking	2,255	1,153	844	151	321	3,600	2,351	50	10,725
Other commercial:
Performing loans	211	281	313	651	418	804	3,740	—	6,418
Nonaccrual loans	—	—	—	—	—	3	—	—	3
Total other commercial	211	281	313	651	418	807	3,740	—	6,421
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Total commercial:
Performing loans	$4,656	$3,833	$3,250	$1,388	$2,314	$10,822	$12,951	$318	$39,532
Nonaccrual loans	—	35	—	—	40	247	102	—	424
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2024
	(in millions)
Real estate, including construction:
Investment grade	$66	$323	$26	$—	$166	$593	$—	$—	$1,174
Non-investment grade	572	716	1,191	883	96	2,122	38	3	5,621
Total real estate, including construction	638	1,039	1,217	883	262	2,715	38	3	6,795
Business and corporate banking:
Investment grade	662	507	351	590	86	1,842	3,018	89	7,145
Non-investment grade	747	849	767	671	90	2,254	3,678	219	9,275
Total business and corporate banking	1,409	1,356	1,118	1,261	176	4,096	6,696	308	16,420
Global banking:
Investment grade	811	1,448	751	558	96	3,714	1,438	—	8,816
Non-investment grade	124	320	98	102	20	781	312	—	1,757
Total global banking	935	1,768	849	660	116	4,495	1,750	—	10,573
Other commercial:
Investment grade	171	95	136	30	357	845	4,469	—	6,103
Non-investment grade	100	49	126	294	129	300	226	—	1,224
Total other commercial	271	144	262	324	486	1,145	4,695	—	7,327
Total commercial	$3,253	$4,307	$3,446	$3,128	$1,040	$12,451	$13,179	$311	$41,115
Total commercial:
Investment grade	$1,710	$2,373	$1,264	$1,178	$705	$6,994	$8,925	$89	$23,238
Non-investment grade	1,543	1,934	2,182	1,950	335	5,457	4,254	222	17,877
Total commercial	$3,253	$4,307	$3,446	$3,128	$1,040	$12,451	$13,179	$311	$41,115

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Investment grade	$327	$100	$24	$187	$162	$939	$1	$—	$1,740
Non-investment grade	593	1,186	995	168	892	1,470	40	3	5,347
Total real estate, including construction	920	1,286	1,019	355	1,054	2,409	41	3	7,087
Business and corporate banking:
Investment grade	732	304	543	95	261	1,977	3,311	54	7,277
Non-investment grade	538	844	531	136	300	2,276	3,611	211	8,447
Total business and corporate banking	1,270	1,148	1,074	231	561	4,253	6,922	265	15,724
Global banking:
Investment grade	1,947	1,109	651	149	307	2,842	2,140	—	9,145
Non-investment grade	308	44	193	2	14	758	211	50	1,580
Total global banking	2,255	1,153	844	151	321	3,600	2,351	50	10,725
Other commercial:
Investment grade	211	192	43	376	298	564	3,143	—	4,827
Non-investment grade	—	89	270	275	120	243	597	—	1,594
Total other commercial	211	281	313	651	418	807	3,740	—	6,421
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Total commercial:
Investment grade	$3,217	$1,705	$1,261	$807	$1,028	$6,322	$8,595	$54	$22,989
Non-investment grade	1,439	2,163	1,989	581	1,326	4,747	4,459	264	16,968
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination, during the nine months ended September 30, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Nine Months Ended September 30, 2024
Business and corporate banking	$—	$—	$—	$32	$—	$21	$1	$—	$54
Global banking	—	—	—	—	—	3	—	—	3
Total commercial	$—	$—	$—	$32	$—	$24	$1	$—	$57

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Nine Months Ended September 30, 2023
Business and corporate banking	$—	$—	$17	$—	$—	$9	$14	$—	$40
Total commercial	$—	$—	$17	$—	$—	$9	$14	$—	$40

HSBC USA Inc.
Consumer Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Sep. 30, 2024
	(in millions)
Residential mortgages(1)(2)	$—	$1	$9	$4	$9	$104	$—	$127
Home equity mortgages(1)(2)	—	—	—	—	—	5	—	5
Credit cards	—	—	—	—	—	—	4	4
Other consumer	—	—	—	—	1	2	—	3
Total consumer	$—	$1	$9	$4	$10	$111	$4	$139

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Dec. 31, 2023
	(in millions)
Residential mortgages(1)(2)	$—	$2	$6	$6	$1	$100	$—	$115
Home equity mortgages(1)(2)	—	—	—	—	—	4	—	4
Credit cards	—	—	—	—	—	—	4	4
Other consumer	—	—	—	—	—	2	—	2
Total consumer	$—	$2	$6	$6	$1	$106	$4	$125

(1)At September 30, 2024 and December 31, 2023, consumer mortgage loan delinquency includes $69 million and $61 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At September 30, 2024 and December 31, 2023, consumer mortgage loans include $33 million and $21 million, respectively, of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of September 30, 2024 and December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Sep. 30, 2024
	(in millions)
Residential mortgages:
Performing loans	$2,996	$2,443	$2,653	$3,958	$2,639	$5,384	$—	$20,073
Nonaccrual loans	—	—	7	7	10	138	—	162
Total residential mortgages	2,996	2,443	2,660	3,965	2,649	5,522	—	20,235
Home equity mortgages:
Performing loans	38	80	67	9	18	175	—	387
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	38	80	67	9	18	181	—	393
Credit cards:
Performing loans	—	—	—	—	—	—	183	183
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	185	185
Other consumer:
Performing loans	—	—	4	10	5	60	5	84
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	—	2
Total other consumer	—	—	4	10	5	62	5	86
Total consumer	$3,034	$2,523	$2,731	$3,984	$2,672	$5,765	$190	$20,899
Total consumer:
Performing loans	$3,034	$2,523	$2,724	$3,977	$2,662	$5,619	$188	$20,727
Nonaccrual loans	—	—	7	7	10	144	—	168
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	2	4
Total consumer	$3,034	$2,523	$2,731	$3,984	$2,672	$5,765	$190	$20,899

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Dec. 31, 2023
	(in millions)
Residential mortgages:
Performing loans	$2,646	$2,753	$4,096	$2,761	$1,236	$4,677	$—	$18,169
Nonaccrual loans	—	11	11	9	8	133	—	172
Total residential mortgages	2,646	2,764	4,107	2,770	1,244	4,810	—	18,341
Home equity mortgages:
Performing loans	80	69	11	22	25	176	—	383
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	80	69	11	22	25	182	—	389
Credit cards:
Performing loans	—	—	—	—	—	—	196	196
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	199	199
Other consumer:
Performing loans	—	8	7	7	3	67	7	99
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	—	2
Total other consumer	—	8	7	7	3	69	7	101
Total consumer	$2,726	$2,841	$4,125	$2,799	$1,272	$5,061	$206	$19,030
Total consumer:
Performing loans	$2,726	$2,830	$4,114	$2,790	$1,264	$4,920	$203	$18,847
Nonaccrual loans	—	11	11	9	8	139	—	178
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	3	5
Total consumer	$2,726	$2,841	$4,125	$2,799	$1,272	$5,061	$206	$19,030
Gross Charge-offs  The following table summarizes gross charge-off dollars in our consumer loan portfolio, disaggregated by year of origination, during the nine months ended September 30, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Nine Months Ended September 30, 2024
Credit cards	$—	$—	$—	$—	$—	$—	$6	$6
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$—	$—	$—	$—	$—	$1	$6	$7

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Nine Months Ended September 30, 2023
Residential mortgages	$—	$—	$—	$—	$—	$4	$—	$4
Home equity mortgages	—	—	—	—	—	1	—	1
Credit cards	—	—	—	—	—	—	6	6
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$—	$—	$—	$—	$—	$6	$6	$12
Concentration of Credit Risk  At September 30, 2024 and December 31, 2023, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $4,564 million and $4,392 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Updates to Economic Scenarios and Other Changes During the Nine Months Ended September 30, 2024 During the first half of 2024, economic uncertainty remained due to elevated interest rates and inflation levels. We updated our Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at June 30, 2024. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, lower equal weights placed on the Upside and Downside scenarios and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL at that time.
During the third quarter of 2024, elevated interest rates and the effects from higher inflation continued to create economic uncertainty. We updated our Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at September 30, 2024. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, lower equal weights placed on the Upside and Downside scenarios and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at September 30, 2024. The economic assumptions described in this section have been formed specifically for the purpose of calculating ECL.
In the Central scenario, U.S. Gross Domestic Product ("GDP") growth moderates in 2024 and 2025 compared with 2023 under the assumption that diminishing excess household savings, a softened labor market, and elevated interest rates constrain expenditure. As the labor market becomes more balanced, the unemployment rate increases slightly, but remains near historic lows, while residential housing prices grow modestly driven by a low inventory of existing homes for sale. In the financial markets, growth in financial asset prices moderates compared with the first half of 2024 while the FRB continues to reduce its policy rate in the fourth quarter of 2024 followed by further reductions in 2025 as inflation falls closer to the FRB's long-run inflation target.
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
In the Downside scenario, inflation re-accelerates and the economy enters into a mild recession, with the unemployment rate increasing and remaining at a higher level, while residential housing and commercial real estate prices undergo sharp correction due to weakness in the labor market and rising inflation. In this scenario, the FRB maintains its policy rate initially to tackle inflation and the equity price index goes through a substantial correction by the end of 2025 driven by an overall erosion of consumer and business sentiments, which eventually results in lower interest rates than in the Central scenario.
In the Alternative Downside scenario, geopolitical tensions escalate significantly and more severe inflationary pressures accompanied by tighter monetary policy lead the U.S. economy into a deep recession in 2025, followed by a very anemic recovery starting in 2026. An extended period of economic contraction keeps the unemployment rate at an elevated level, which pressures residential housing prices to depreciate substantially, while at the same time, contracting corporate activities and rising unemployment pushes the commercial real estate market into a downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year, widening corporate credit spreads substantially, and flight to safe haven assets pushes the 10-year U.S. Treasury yield lower.

HSBC USA Inc.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at September 30, 2024, June 30, 2024 and December 31, 2023:

	For the Quarter Ended
	December 31, 2024	June 30, 2025	December 31, 2025
Unemployment rate (quarterly average):
Forecast at September 30, 2024	4.3%	4.4%	4.3%
Forecast at June 30, 2024	4.1	4.1	4.1
Forecast at December 31, 2023	4.3	4.2	4.1
GDP growth rate (year-over-year):
Forecast at September 30, 2024	1.6	1.4	2.0
Forecast at June 30, 2024	1.8	1.7	1.7
Forecast at December 31, 2023	1.1	1.8	2.1
As part of our updates to the economic scenarios, during the three and nine months ended September 30, 2024, we also decreased our commercial allowance for credit losses for risk associated with large loan exposures.
In addition to the updates to the economic scenarios, during the three and nine months ended September 30, 2024, we decreased the management judgement allowance on our commercial loan portfolio for risk factors associated with higher risk industry exposures that are not fully captured in the models, while in the year-to-date period, we increased the management judgement allowance on our commercial loan portfolio for risk factors associated with innovation banking exposures that are not fully captured in the models.
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
The impacts of elevated interest rates and the effects from higher inflation will continue to impact our business and our allowance for credit losses in future periods, the extent of which remains uncertain. We will continue to monitor these situations closely and will continue to adapt our approach as necessary to reflect management's current view of forecasted economic conditions.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	September 30, 2024	December 31, 2023
	(in millions)
Allowance for credit losses:
Loans	$547	$591
Securities held-to-maturity(1)	—	—
Other financial assets measured at amortized cost(2)	—	—
Securities available-for-sale(1)	—	—
Total allowance for credit losses	$547	$591

Liability for off-balance sheet credit exposures	$135	$111

(1)See Note 3, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.

HSBC USA Inc.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three and nine months ended September 30, 2024 and 2023:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended September 30, 2024
Allowance for credit losses – beginning of period	$145	$300	$121	$1	$(7)	$7	$13	$3	$583
Provision charged (credited) to income	17	(33)	(15)	—	(2)	1	1	1	(30)
Charge-offs	—	(5)	—	—	—	—	(2)	(1)	(8)
Recoveries	—	—	—	—	1	—	1	—	2
Net (charge-offs) recoveries	—	(5)	—	—	1	—	(1)	(1)	(6)
Allowance for credit losses – end of period	$162	$262	$106	$1	$(8)	$8	$13	$3	$547

Three Months Ended September 30, 2023
Allowance for credit losses – beginning of period	$146	$295	$151	$1	$(13)	$7	$15	$3	$605
Provision charged (credited) to income	(3)	24	(21)	—	2	(1)	2	(1)	2
Charge-offs	—	(34)	—	—	—	—	(2)	—	(36)
Recoveries	—	3	—	—	—	1	1	—	5
Net (charge-offs) recoveries	—	(31)	—	—	—	1	(1)	—	(31)
Allowance for credit losses – end of period	$143	$288	$130	$1	$(11)	$7	$16	$2	$576

Nine Months Ended September 30, 2024
Allowance for credit losses – beginning of period	$144	$302	$127	$1	$(9)	$7	$16	$3	$591
Provision charged (credited) to income	18	13	(18)	—	(2)	—	—	1	12
Charge-offs	—	(54)	(3)	—	—	—	(6)	(1)	(64)
Recoveries	—	1	—	—	3	1	3	—	8
Net (charge-offs) recoveries	—	(53)	(3)	—	3	1	(3)	(1)	(56)
Allowance for credit losses – end of period	$162	$262	$106	$1	$(8)	$8	$13	$3	$547

Nine Months Ended September 30, 2023
Allowance for credit losses – beginning of period	$200	$230	$120	$1	$11	$2	$16	$4	$584
Provision charged (credited) to income	(57)	93	10	—	(20)	4	3	(1)	32
Charge-offs	—	(40)	—	—	(4)	(1)	(6)	(1)	(52)
Recoveries	—	5	—	—	2	2	3	—	12
Net (charge-offs) recoveries	—	(35)	—	—	(2)	1	(3)	(1)	(40)
Allowance for credit losses – end of period	$143	$288	$130	$1	$(11)	$7	$16	$2	$576
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance at beginning of period	$118	$143	$111	$117
Provision charged (credited) to income	17	(10)	24	16
Balance at end of period	$135	$133	$135	$133

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

	September 30, 2024	December 31, 2023
	(in millions)
Accrued interest receivables:
Loans	$253	$259
Securities held-to-maturity	67	57
Other financial assets measured at amortized cost	49	19
Securities available-for-sale	112	87
Total accrued interest receivables	481	422
Allowance for credit losses	—	—
Accrued interest receivables, net	$481	$422
During the three and nine months ended September 30, 2024, we charged-off accrued interest receivables by reversing interest income for loans of $1 million and $2 million, respectively, compared with $6 million and $10 million during the three and nine months ended September 30, 2023, respectively.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Commercial loans:
Real estate, including construction	$40	$—
Business and corporate banking	12	—
Global banking	690	339
Total commercial	742	339
Consumer loans:
Residential mortgages	2	—
Total consumer	2	—
Total loans held for sale	$744	$339
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $673 million and $250 million at September 30, 2024 and December 31, 2023, respectively. See Note 9, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $69 million and $89 million at September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024 and 2023, lower of amortized cost or fair value adjustments on these commercial loans held for sale were immaterial.
In addition, during the second quarter of 2023, we transferred certain commercial real estate loans to held for sale with a carrying value of $507 million as part of an effort to reduce exposure to this sector. We recorded a lower of amortized cost or fair value adjustment of $34 million upon transferring these loans to held for sale as a component of other income (loss) in the consolidated statement of income. During the third quarter of 2023, a portion of these loans with a carrying value of $58 million was transferred back to held for investment and, as a result, we reversed $4 million of the lower of amortized cost or fair value adjustment previously recorded on these loans held for sale.

HSBC USA Inc.
Consumer Loans Included in residential mortgage loans held for sale are agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans which are originated and held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was nil during the three and nine months ended September 30, 2024 and 2023.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was nil and $2 million at September 30, 2024 and December 31, 2023, respectively. The valuation allowance on consumer loans held for sale was nil at both September 30, 2024 and December 31, 2023.

7. Goodwill

Goodwill was $458 million at both September 30, 2024 and December 31, 2023. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. During the third quarter of 2024, there were no events or changes in circumstances to indicate that it is more likely than not the fair value of our Commercial Banking reporting unit has been reduced below its carrying amount.

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

HSBC USA Inc.

	September 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges:(1)
Interest rate contracts - bilateral OTC(2)	$2	$2	$—	$83
Derivatives accounted for as cash flow hedges:(1)
Foreign exchange contracts - bilateral OTC(2)	4	62	—	56
Interest rate contracts - bilateral OTC(2)	—	2	—	1
Total derivatives accounted for as hedges	6	66	—	140
Trading derivatives not accounted for as hedges:(3)
Exchange-traded(2)	7	1	7	16
OTC-cleared(2)	101	—	70	—
Bilateral OTC(2)	797	691	1,178	946
Interest rate contracts	905	692	1,255	962
OTC-cleared (2)	86	—	—	—
Bilateral OTC(2)	9,483	9,623	13,606	13,479
Foreign exchange contracts	9,569	9,623	13,606	13,479
Exchange-traded(2)	5	—	7	—
Bilateral OTC(2)	390	1,148	413	1,080
Equity contracts	395	1,148	420	1,080
Exchange-traded(2)	—	—	3	—
Bilateral OTC(2)	1,288	1,271	1,150	1,033
Precious metals contracts	1,288	1,271	1,153	1,033
OTC-cleared(2)	—	—	14	—
Bilateral OTC(2)	111	137	81	137
Credit contracts	111	137	95	137
Other non-qualifying derivatives not accounted for as hedges:(1)
Interest rate contracts - bilateral OTC(2)	—	62	—	76
Equity contracts - bilateral OTC(2)	536	116	621	193
OTC-cleared(2)	—	—	1	1
Bilateral OTC(2)	11	128	13	122
Credit contracts	11	128	14	123
Other contracts - bilateral OTC(2)(4)	11	56	5	40
Total derivatives	12,832	13,299	17,169	17,263
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	10,428	10,428	14,110	14,110
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	1,170	1,511	1,760	1,321
Net amounts of derivative assets / liabilities presented in the balance sheet	1,234	1,360	1,299	1,832
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	151	36	63	273
Net amounts of derivative assets / liabilities	$1,083	$1,324	$1,236	$1,559

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at September 30, 2024 and December 31, 2023, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At September 30, 2024
Securities available-for-sale ("AFS")	$12,958	$(1,024)	$(41)	$(1,065)
Deposits	1,483	(62)	44	(18)
Long-term debt	8,320	(221)	42	(179)
At December 31, 2023
Securities AFS	11,112	(1,320)	(70)	(1,390)
Deposits	1,463	(104)	67	(37)
Long-term debt	7,913	(407)	72	(335)

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended September 30, 2024
Interest rate contracts / Securities AFS	Net interest income	$(405)	$617
Interest rate contracts / Deposits	Net interest income	40	(53)
Interest rate contracts / Long-term debt	Net interest income	114	(274)
Total		$(251)	$290

Three Months Ended September 30, 2023
Interest rate contracts / Securities AFS	Net interest income	$735	$(550)
Interest rate contracts / Deposits	Net interest income	(15)	(20)
Interest rate contracts / Long-term debt	Net interest income	(83)	(45)
Total		$637	$(615)

Nine Months Ended September 30, 2024
Interest rate contracts / Securities AFS	Net interest income	$67	$504
Interest rate contracts / Deposits	Net interest income	9	(92)
Interest rate contracts / Long-term debt	Net interest income	(19)	(432)
Total		$57	$(20)

Nine Months Ended September 30, 2023
Interest rate contracts / Securities AFS	Net interest income	$927	$(384)
Interest rate contracts / Deposits	Net interest income	(42)	(58)
Interest rate contracts / Long-term debt	Net interest income	(153)	(192)
Total		$732	$(634)
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
At September 30, 2024, active cash flow hedge relationships extend or mature through July 2036. During the three and nine months ended September 30, 2024, respectively, $22 million and $45 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $53 million and $153 million during the three and nine months ended September 30, 2023, respectively. During the next twelve months, we expect to amortize $23 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2024	2023		2024	2023
	(in millions)
Three Months Ended September 30,
Foreign exchange contracts	$6	$—	Net interest income	$—	$—
Interest rate contracts	(170)	27	Net interest income	(22)	(53)
Total	$(164)	$27		$(22)	$(53)

Nine Months Ended September 30,
Foreign exchange contracts	$5	$—	Net interest income	$—	$—
Interest rate contracts	(107)	(8)	Net interest income	(45)	(153)
Total	$(102)	$(8)		$(45)	$(153)
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
•Equity warrant assets obtained in connection with certain commercial lending activities, which generally entitle us to acquire stock in private companies. Changes in fair value are recorded in other income (loss).
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
		(in millions)
Interest rate contracts	Trading revenue	$(120)	$173	$8	$118
Foreign exchange contracts	Trading revenue	85	35	226	169
Equity contracts	Trading revenue	(495)	522	(2,016)	(651)
Precious metals contracts	Trading revenue	(2)	84	(13)	233
Credit contracts	Trading revenue	(115)	170	11	191
Total		$(647)	$984	$(1,784)	$60
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$69	$(100)	$(4)	$(110)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	186	(188)	321	518
Equity contracts	Other income (loss)	4	—	4	—
Credit contracts	Other income (loss)	(14)	(17)	(45)	(42)
Other contracts(1)	Other income (loss)	(31)	(31)	(33)	(40)
Total		$214	$(336)	$243	$326

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at September 30, 2024 was $110 million, for which we had posted collateral of $54 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2023 was $169 million, for which we had posted collateral of $90 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$36

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2024	December 31, 2023
	(in millions)
Interest rate:
Futures and forwards	$28,547	$5,143
Swaps	99,232	114,947
Options written	1,054	1,260
Options purchased	1,461	1,352
Total interest rate	130,294	122,702
Foreign exchange:
Swaps, futures and forwards	1,040,911	1,005,683
Options written	39,030	30,755
Options purchased	39,115	30,898
Spot	58,328	29,631
Total foreign exchange	1,177,384	1,096,967
Commodities, equities and precious metals:
Swaps, futures and forwards	32,824	53,110
Options written	1,570	1,713
Options purchased	8,915	8,464
Total commodities, equities and precious metals	43,309	63,287
Credit derivatives	19,021	16,710
Other contracts(1)	1,452	1,416
Total	$1,371,460	$1,301,082

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
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. We also elected to apply FVO accounting to certain student loans held for investment. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are

HSBC USA Inc.
summarized in the table below. At September 30, 2024 and December 31, 2023, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At September 30, 2024
Student loans held for investment	$12	$14	$(2)
Commercial loans held for sale	673	680	(7)
Fixed rate long-term debt	785	741	44
Hybrid instruments:
Structured deposits	2,594	2,497	97
Structured notes	6,360	6,056	304
At December 31, 2023
Student loans held for investment	$15	$17	$(2)
Commercial loans held for sale	250	256	(6)
Client share repurchase asset	10	10	—
Fixed rate long-term debt	749	741	8
Hybrid instruments:
Structured deposits	1,821	1,816	5
Structured notes	6,790	6,418	372
Client share repurchase liability	10	10	—

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three and nine months ended September 30, 2024 and 2023:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended September 30, 2024
Interest rate and other components(1)	$—	$(33)	$(226)	$(259)
Credit risk component(2)	1	—	—	1
Total mark-to-market on financial instruments designated at fair value	1	(33)	(226)	(258)
Mark-to-market on related derivatives	—	38	218	256
Net realized gain (loss) on related long-term debt derivatives	—	(1)	—	(1)
Gain (loss) on instruments designated at fair value and related derivatives	$1	$4	$(8)	$(3)

Three Months Ended September 30, 2023
Interest rate and other components(1)	$—	$50	$228	$278
Credit risk component(2)	1	—	—	1
Total mark-to-market on financial instruments designated at fair value	1	50	228	279
Mark-to-market on related derivatives	—	(54)	(233)	(287)
Net realized gain (loss) on related long-term debt derivatives	—	(1)	—	(1)
Gain (loss) on instruments designated at fair value and related derivatives	$1	$(5)	$(5)	$(9)

Nine Months Ended September 30, 2024
Interest rate and other components(1)	$—	$(3)	$(347)	$(350)
Credit risk component(2)	—	—	—	—
Total mark-to-market on financial instruments designated at fair value	—	(3)	(347)	(350)
Mark-to-market on related derivatives	—	3	316	319
Net realized gain (loss) on related long-term debt derivatives	—	(2)	—	(2)
Gain (loss) on instruments designated at fair value and related derivatives	$—	$(2)	$(31)	$(33)

Nine Months Ended September 30, 2023
Interest rate and other components(1)	$—	$52	$(498)	$(446)
Credit risk component(2)	9	—	—	9
Total mark-to-market on financial instruments designated at fair value	9	52	(498)	(437)
Mark-to-market on related derivatives	—	(59)	467	408
Net realized gain on related long-term debt derivatives	—	—	—	—
Gain (loss) on instruments designated at fair value and related derivatives	$9	$(7)	$(31)	$(29)

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

HSBC USA Inc.
10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended September 30,	2024	2023
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,924)	$(2,129)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $145 million and $(113) million, respectively	438	(346)
Reclassification adjustment for losses realized in net income, net of tax of $36 million and nil, respectively(1)	112	—
Total other comprehensive income (loss) for period	550	(346)
Balance at end of period	(1,374)	(2,475)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	20	85
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $1 million and $(2) million, respectively	4	(8)
Total other comprehensive income (loss) for period	4	(8)
Balance at end of period	24	77
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(196)	(347)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(40) million and $7 million, respectively	(124)	20
Reclassification adjustment for losses realized in net income, net of tax of $5 million and $13 million, respectively(2)	17	40
Total other comprehensive income (loss) for period	(107)	60
Balance at end of period	(303)	(287)
Pension and postretirement benefit liability:
Balance at beginning of period	7	5
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $(1) million and less than $(1) million, respectively	(1)	(1)
Total other comprehensive loss for period	(1)	(1)
Balance at end of period	6	4
Total accumulated other comprehensive loss at end of period	$(1,647)	$(2,681)

HSBC USA Inc.

Nine Months Ended September 30,	2024	2023
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,734)	$(2,270)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $85 million and $(66) million, respectively	255	(203)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $34 million and less than $(1) million, respectively(1)	104	(2)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million and nil, respectively(3)	1	—
Total other comprehensive income (loss) for period	360	(205)
Balance at end of period	(1,374)	(2,475)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	61	86
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(12) million and $(3) million, respectively	(37)	(9)
Total other comprehensive loss for period	(37)	(9)
Balance at end of period	24	77
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(260)	(396)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(25) million and $(1) million, respectively	(77)	(7)
Reclassification adjustment for losses realized in net income, net of tax of $11 million and $37 million, respectively(2)	34	116
Total other comprehensive income (loss) for period	(43)	109
Balance at end of period	(303)	(287)
Pension and postretirement benefit liability:
Balance at beginning period	7	5
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $(1) million and less than $(1) million, respectively	(1)	(1)
Total other comprehensive loss for period	(1)	(1)
Balance at end of period	6	4
Total accumulated other comprehensive loss at end of period	$(1,647)	$(2,681)

(1)Amount reclassified to net income is included in other securities gains (losses), net in our consolidated statement of income.
(2)Amount reclassified to net income is included in net interest income in our consolidated statement of income.
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

HSBC USA Inc.
11. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and nine months ended September 30, 2024 and 2023. See Note 23, "Fee Income from Contracts with Customers," in our 2023 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Credit card fees, net	$14	$13	$42	$36
Trust and investment management fees	37	33	107	96
Other fees and commissions:
Account services	80	70	231	209
Credit facilities	69	89	243	238
Other fees	8	11	29	28
Total other fees and commissions	157	170	503	475
Servicing and other fees from HSBC affiliates	99	87	280	238
Insurance(1)	1	1	3	3
Total fee income from contracts with customers	308	304	935	848
Other non-fee revenue	26	213	475	570
Total other revenues(2)	$334	$517	$1,410	$1,418

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 13, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $27 million and $81 million during the three and nine months ended September 30, 2024, respectively, compared with $25 million and $78 million during the three and nine months ended September 30, 2023, respectively. Credit card rewards program costs totaled $16 million and $48 million during the three and nine months ended September 30, 2024, respectively, compared with $16 million and $49 million during the three and nine months ended September 30, 2023, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 17, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million at both September 30, 2024 and December 31, 2023. We expect to recognize this revenue over a remaining period of one year or less.
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

	September 30, 2024	December 31, 2023
	(in millions)
Assets:
Cash and due from banks	$205	$133
Interest bearing deposits with banks	37	90
Securities purchased under agreements to resell(1)	769	406
Trading assets	84	57
Loans	3,784	2,618
Other(2)	459	491
Total assets	$5,338	$3,795
Liabilities:
Deposits	$10,167	$9,110
Trading liabilities	283	321
Short-term borrowings	1,342	1,014
Long-term debt	6,747	6,511
Other(2)	272	331
Total liabilities	$18,811	$17,287

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Income (Expense):
Interest income	$66	$56	$181	$170
Interest expense	(140)	(132)	(423)	(375)
Net interest expense	(74)	(76)	(242)	(205)
Trading revenue (expense)	(2,194)	1,043	(5,275)	(372)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	50	47	147	125
HSBC Markets (USA) Inc. ("HMUS")	24	21	74	61
Other HSBC affiliates	25	19	59	52
Total servicing and other fees from HSBC affiliates	99	87	280	238
Gain (loss) on instruments designated at fair value and related derivatives	218	(233)	316	467
Support services from HSBC affiliates:
HSBC Technology & Services (USA) Inc. ("HTSU")	(238)	(241)	(707)	(706)
HMUS	(66)	(59)	(183)	(167)
Other HSBC affiliates	(124)	(126)	(356)	(362)
Total support services from HSBC affiliates	(428)	(426)	(1,246)	(1,235)
Rental income from HSBC affiliates(1)	11	8	39	24
Stock based compensation expense(2)	(7)	(4)	(22)	(14)

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
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At September 30, 2024 and December 31, 2023, long-term debt with affiliates reflected $6.7 billion and $6.5 billion, respectively, of borrowings from HSBC North America. The outstanding balances include:
•$2.0 billion of fixed-rate senior debt which matures in June 2025;
•$2.0 billion of fixed-rate senior debt which matures in September 2025;
•$0.5 billion of fixed-rate senior debt which matures in December 2027;
•$0.5 billion of fixed-rate senior debt which matures in December 2028;
•$1.5 billion of fixed-rate senior debt which matures in June 2030; and
•$0.2 billion of fixed-rate senior debt which was issued during the third quarter of 2024 and matures in September 2029.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either September 30, 2024 or December 31, 2023.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.

HSBC USA Inc.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2024 and December 31, 2023, we had the following loan balances outstanding with HSBC affiliates:

	September 30, 2024	December 31, 2023
	(in millions)
HMUS and subsidiaries	$2,183	$1,318
HSBC North America	1,600	1,300
Other short-term affiliate lending	1	—
Total loans	$3,784	$2,618
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $14.3 billion and $13.3 billion at September 30, 2024 and December 31, 2023, respectively, of which $2.2 billion and $1.3 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $1.6 billion and $1.3 billion outstanding at September 30, 2024 and December 31, 2023, respectively. The outstanding balance includes $1.0 billion that matures in the fourth quarter of 2024 and $600 million that matures in the second quarter of 2025.
We have extended lines of credit to various other HSBC affiliates totaling $3.5 billion which did not have any outstanding balances at either September 30, 2024 or December 31, 2023.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At September 30, 2024 and December 31, 2023, there were $1 million and nil, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $787.4 billion and $719.6 billion at September 30, 2024 and December 31, 2023, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $122 million and $29 million at September 30, 2024 and December 31, 2023, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 24, "Related Party Transactions," in our 2023 Form 10-K. There have been no significant changes in these activities since December 31, 2023.
Other Transactions with HSBC Affiliates:
At both September 30, 2024 and December 31, 2023, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," in our 2023 Form 10-K for additional details.

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
Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from the activity or the relationship of the activity to other segment activity. These inter-segment transactions have not been eliminated, and we generally account for them as if they were with third parties.
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
In October 2024, HSBC announced plans to simplify its organizational structure effective January 1, 2025 to accelerate delivery against its strategic priorities. We are currently evaluating the impact of these plans on our financial reporting. To the extent we make changes to the financial information being reported to our management in the future, we will evaluate any impact such changes may have on our segment reporting.
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
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2024
Net interest income (expense)	$175	$305	$136	$13	$(3)	$(175)	$451	$9	$(21)	$439
Other operating income (expense)	8	29	78	72	(48)	174	313	(7)	28	334
Total operating income (expense)	183	334	214	85	(51)	(1)	764	2	7	773
Expected credit losses / provision for credit losses	2	21	(4)	—	—	—	19	(32)	—	(13)
	181	313	218	85	(51)	(1)	745	34	7	786
Operating expenses	207	187	133	78	25	24	654	10	7	671
Profit (loss) before income tax	$(26)	$126	$85	$7	$(76)	$(25)	$91	$24	$—	$115

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2023
Net interest income (expense)	$175	$285	$111	$4	$(9)	$(134)	$432	$1	$(61)	$372
Other operating income	28	74	92	115	17	120	446	(8)	79	517
Total operating income (expense)	203	359	203	119	8	(14)	878	(7)	18	889
Expected credit losses / provision for credit losses	(5)	8	(18)	—	—	—	(15)	7	—	(8)
	208	351	221	119	8	(14)	893	(14)	18	897
Operating expenses	194	175	144	68	19	36	636	4	18	658
Profit (loss) before income tax	$14	$176	$77	$51	$(11)	$(50)	$257	$(18)	$—	$239

Nine Months Ended September 30, 2024
Net interest income (expense)	$529	$884	$369	$30	$18	$(502)	$1,328	$22	$(73)	$1,277
Other operating income (expense)	133	189	266	231	(2)	507	1,324	(13)	99	1,410
Total operating income	662	1,073	635	261	16	5	2,652	9	26	2,687
Expected credit losses / provision for credit losses	—	56	(4)	—	—	—	52	(16)	—	36
	662	1,017	639	261	16	5	2,600	25	26	2,651
Operating expenses	592	555	398	238	72	142	1,997	17	26	2,040
Profit (loss) before income tax	$70	$462	$241	$23	$(56)	$(137)	$603	$8	$—	$611
Balances at end of period:
Total assets	$38,385	$54,909	$10,122	$35,264	$38,053	$4,278	$181,011	$(13,212)	$—	$167,799
Total loans, net	25,785	24,045	9,828	117	76	—	59,851	(1,054)	2,670	61,467
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	28,903	43,333	40,881	1,393	1,264	—	115,774	(1,192)	8,791	123,373

Nine Months Ended September 30, 2023
Net interest income (expense)	$582	$858	$373	$32	$(21)	$(347)	$1,477	$4	$(192)	$1,289
Other operating income	132	225	238	261	63	317	1,236	(57)	239	1,418
Total operating income (expense)	714	1,083	611	293	42	(30)	2,713	(53)	47	2,707
Expected credit losses / provision for credit losses	(3)	38	12	—	—	—	47	1	—	48
	717	1,045	599	293	42	(30)	2,666	(54)	47	2,659
Operating expenses	420	484	420	208	51	104	1,687	200	47	1,934
Profit (loss) before income tax	$297	$561	$179	$85	$(9)	$(134)	$979	$(254)	$—	$725
Balances at end of period:
Total assets	$42,719	$52,215	$9,554	$42,663	$36,303	$2,988	$186,442	$(22,085)	$—	$164,357
Total loans, net	23,178	23,119	9,009	104	394	—	55,804	(313)	1,525	57,016
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	29,253	44,948	38,810	825	1,668	—	115,504	(3,853)	8,277	119,928

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$13,279	4.5%	(2)	13.0%	$12,822	4.5%	(2)	13.0%
HSBC Bank USA	15,527	6.5		15.9	15,407	6.5		16.1
Tier 1 capital ratio:
HSBC USA	13,544	6.0		13.3	13,087	6.0		13.3
HSBC Bank USA	17,027	8.0		17.5	16,907	8.0		17.7
Total capital ratio:
HSBC USA	15,889	10.0		15.5	15,452	10.0		15.7
HSBC Bank USA	19,077	10.0		19.6	19,024	10.0		19.9
Tier 1 leverage ratio:
HSBC USA	13,544	4.0	(2)	8.2	13,087	4.0	(2)	7.7
HSBC Bank USA	17,027	5.0		10.5	16,907	5.0		10.2
Risk-weighted assets:(3)
HSBC USA	102,195				98,450
HSBC Bank USA	97,500				95,455
Adjusted quarterly average assets:(4)
HSBC USA	166,088				170,527
HSBC Bank USA	161,401				166,526

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
During the third quarter of 2024, HSBC USA received a common stock dividend of $600 million from its subsidiary, HSBC Bank USA.

HSBC USA Inc.
15. Variable Interest Entities

In the ordinary course of business, we have organized or invested in special purpose entities ("SPEs") primarily to facilitate our own and our clients' financing and investing needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. An SPE is a VIE if it lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power through voting or similar rights to direct the activities of the entity that most significantly impacts the entity's economic performance; or b) the obligation to absorb the entity's expected losses, the right to receive the expected residual returns, or both.
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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at September 30, 2024 and December 31, 2023 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	September 30, 2024		December 31, 2023
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$13	$—	$23	$—
Interest, taxes and other liabilities	—	21	—	17
Total	$13	$21	$23	$17
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

HSBC USA Inc.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at September 30, 2024 and December 31, 2023:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At September 30, 2024
Limited partnership investments	$6,519	$895	$387	$895
Asset-backed financing SPEs	1,107	767	—	774
Total	$7,626	$1,662	$387	$1,669
At December 31, 2023
Limited partnership investments	$6,718	$793	$327	$793
Asset-backed financing SPEs	1,107	938	—	938
Total	$7,825	$1,731	$327	$1,731
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
Asset-backed financing SPEs In 2023 and 2021, we sold portfolios of commercial real estate loans and provided loans to the third-party buyer sponsored SPEs for portions of the purchase prices. The SPEs are asset-backed financing entities that issued residual beneficial interests to third-party investors. The loans we provided to the SPEs are senior to the residual beneficial interests and are secured by the commercial real estate loans held by the SPEs. The SPEs are VIEs in which we have variable interests through our ownership of the loans, which are arm's-length transactions. We do not have the power to direct the activities that most significantly impact the VIEs' economic performance. In addition, the VIEs are designed such that the residual interest holders absorb any expected loss and/or benefit that could be potentially significant to the VIEs and, therefore, we are not the primary beneficiaries. The maximum exposure to loss shown in the table above represents our recorded investments in the loans as well as any unfunded commitments without consideration of any recovery benefits from the value of the commercial real estate loans.
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 2, "Trading Assets and Liabilities," Note 3, "Securities," and Note 17, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy. Similarly, in the ordinary course of business, we also provide loans and loan commitments to third-party sponsored securitization entities which may be considered VIEs for which we generally have no other form of involvement. We do not have the power to direct the activities of these entities and do not consolidate these entities. These loans are reported and disclosed in Note 4, "Loans," in the same manner as all other loans.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at September 30, 2024 and December 31, 2023. Following the table is a description of the various arrangements.

	September 30, 2024		December 31, 2023
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$143	$5,642	$54	$2,992
Financial standby letters of credit, net of participations(3)(4)	—	5,469	—	5,785
Performance standby letters of credit, net of participations(3)(4)	—	3,180	—	3,320
Total	$143	$14,291	$54	$12,097

(1)Includes $2,557 million and $1,483 million of notional issued for the benefit of HSBC affiliates at September 30, 2024 and December 31, 2023, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,740 million and $2,080 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at September 30, 2024 and December 31, 2023, respectively.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$143	$5,642	$54	$2,992
Buy-protection credit derivative positions	(278)	13,379	(196)	13,718
Net position(1)	$(135)	$7,737	$(142)	$10,726

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $52 million and $49 million at September 30, 2024 and December 31, 2023, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $11 million and $17 million at September 30, 2024 and December 31, 2023, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at September 30, 2024 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection credit derivatives:(1)
Single name credit default swaps	1.2	$1,021	$373	$1,394
Index credit derivatives	4.4	3,260	988	4,248
Subtotal		4,281	1,361	5,642
Standby letters of credit(2)	0.8	6,434	2,215	8,649
Total		$10,715	$3,576	$14,291

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
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares could be converted into Class A Shares. During the second quarter of 2024, Visa completed an exchange offer that allowed holders to exchange a portion of their Class B Shares for publicly traded Class A Shares. The purchaser of our Class B Shares participated in the exchange offer which required our existing swap agreements to be amended to reflect the reduction in notional value and a new makewhole agreement to be entered into with the purchaser in order to continue to retain the litigation risk associated with the exchanged shares. These swaps had a carrying value of $56 million and $40 million at September 30, 2024 and December 31, 2023, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares, (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares and (c) for exchanged shares, make payments based on the number of shares sold by the purchaser. We have entered into total return swap positions to economically hedge the periodic payments made under these swap agreements. The payments under the derivatives will continue until the related litigation is settled and the remaining Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). During the three and nine months ended September 30, 2024, we recorded losses of $29 million and $32 million, respectively, primarily related to extending the expected timing of the final resolution of the related litigation and a change in the Visa Class B share conversion rate compared with losses of $34 million and $40 million during the three and nine months ended September 30, 2023, respectively. See Note 8, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at both September 30, 2024 and December 31, 2023.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $4 million and $23 million at September 30, 2024 and December 31, 2023, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that

HSBC USA Inc.
may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at September 30, 2024. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 30, "Litigation and Regulatory Matters," in our 2023 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.3 billion and $2.4 billion at September 30, 2024 and December 31, 2023, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Interest bearing deposits with banks(1)	$1,072	$998
Trading assets(2)	3,417	3,046
Securities available-for-sale(3)	14,554	9,773
Securities held-to-maturity(3)	9,991	5,387
Loans(4)	23,805	18,810
Other assets(5)	849	934
Total	$53,688	$38,948

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,567 million and $161 million at September 30, 2024 and December 31, 2023, respectively. The fair value of trading assets that could be sold or repledged was $3,417 million and $3,046 million at September 30, 2024 and December 31, 2023, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $8,919 million and $19,278 million at September 30, 2024 and December 31, 2023, respectively. Of this collateral, $8,269 million and $19,278 million could be sold or repledged at September 30, 2024 and December 31, 2023, respectively, of which $781 million and $2,696 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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
The following table provides information about resale and repurchase agreements that are subject to offset at September 30, 2024 and December 31, 2023:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At September 30, 2024
Assets:
Securities purchased under resale agreements	$8,788	$4,478	$4,310	$4,305	$—	$5
Liabilities:
Securities sold under repurchase agreements	$5,697	$4,478	$1,219	$1,212	$—	$7

At December 31, 2023
Assets:
Securities purchased under resale agreements	$19,382	$5,504	$13,878	$13,677	$7	$194
Liabilities:
Securities sold under repurchase agreements	$5,771	$5,504	$267	$266	$—	$1

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at September 30, 2024 and December 31, 2023:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At September 30, 2024
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$3,531	$594	$944	$628	$—	$5,697

At December 31, 2023
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$3,107	$288	$918	$1,458	$—	$5,771

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
September 30, 2024	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$4,038	$1,229	$—	$5,267	$—	$5,267
Debt securities issued by foreign entities	759	—	—	759	—	759
Equity securities	14,344	—	—	14,344	—	14,344
Precious metals trading	—	160	—	160	—	160
Derivatives:(2)
Interest rate contracts	7	897	3	907	—	907
Foreign exchange contracts	—	9,568	5	9,573	—	9,573
Equity contracts	5	714	212	931	—	931
Precious metals contracts	—	1,288	—	1,288	—	1,288
Credit contracts	—	122	—	122	—	122
Other contracts(3)	—	—	11	11	—	11
Derivatives netting	—	—	—	—	(11,598)	(11,598)
Total derivatives	12	12,589	231	12,832	(11,598)	1,234
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	10,012	11,858	—	21,870	—	21,870
Asset-backed securities:
Home equity	—	—	10	10	—	10
Other	—	—	92	92	—	92
Debt securities issued by foreign entities	3,970	—	—	3,970	—	3,970
Loans(5)	—	12	—	12	—	12
Loans held for sale(5)	—	595	78	673	—	673
Other assets:
Mortgage servicing rights	—	—	7	7	—	7
Equity securities	—	130	—	130	—	130
Equity securities measured at net asset value(6)	—	—	—	130	—	130
Total assets	$33,135	$26,573	$418	$60,256	$(11,598)	$48,658
Liabilities:
Domestic deposits(5)	$—	$2,182	$412	$2,594	$—	$2,594
Trading liabilities, excluding derivatives	1,528	238	—	1,766	—	1,766
Derivatives:(2)
Interest rate contracts	1	752	5	758	—	758
Foreign exchange contracts	—	9,680	5	9,685	—	9,685
Equity contracts	—	1,129	135	1,264	—	1,264
Precious metals contracts	—	1,271	—	1,271	—	1,271
Credit contracts	—	264	1	265	—	265
Other contracts(3)	—	—	56	56	—	56
Derivatives netting	—	—	—	—	(11,939)	(11,939)
Total derivatives	1	13,096	202	13,299	(11,939)	1,360
Long-term debt(5)	—	4,715	2,430	7,145	—	7,145
Total liabilities	$1,529	$20,231	$3,044	$24,804	$(11,939)	$12,865

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2023	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,564	$1,208	$—	$4,772	$—	$4,772
Debt securities issued by foreign entities	4,019	—	—	4,019	—	4,019
Equity securities	11,702	—	—	11,702	—	11,702
Precious metals trading	—	346	—	346	—	346
Derivatives:(2)
Interest rate contracts	7	1,246	2	1,255	—	1,255
Foreign exchange contracts	—	13,605	1	13,606	—	13,606
Equity contracts	7	844	190	1,041	—	1,041
Precious metals contracts	3	1,150	—	1,153	—	1,153
Credit contracts	—	107	2	109	—	109
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(15,870)	(15,870)
Total derivatives	17	16,952	200	17,169	(15,870)	1,299
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	7,799	15,324	—	23,123	—	23,123
Asset-backed securities:
Home equity	—	—	12	12	—	12
Other	—	—	92	92	—	92
Debt securities issued by foreign entities	2,359	110	—	2,469	—	2,469
Loans(5)	—	15	—	15	—	15
Loans held for sale(5)	—	218	32	250	—	250
Other assets:
Mortgage servicing rights	—	—	19	19	—	19
Equity securities	—	127	—	127	—	127
Equity securities measured at net asset value(6)	—	—	—	143	—	143
Other(5)(7)	—	10	—	10	—	10
Total assets	$29,460	$34,310	$355	$64,268	$(15,870)	$48,398
Liabilities:
Domestic deposits(5)	$—	$1,528	$293	$1,821	$—	$1,821
Trading liabilities, excluding derivatives	1,688	301	—	1,989	—	1,989
Derivatives:(2)
Interest rate contracts	16	1,100	6	1,122	—	1,122
Foreign exchange contracts	—	13,534	1	13,535	—	13,535
Equity contracts	—	1,104	169	1,273	—	1,273
Precious metals contracts	—	1,033	—	1,033	—	1,033
Credit contracts	—	259	1	260	—	260
Other contracts(3)	—	—	40	40	—	40
Derivatives netting	—	—	—	—	(15,431)	(15,431)
Total derivatives	16	17,030	217	17,263	(15,431)	1,832
Long-term debt(5)	—	5,620	1,919	7,539	—	7,539
Other liabilities(5)(7)	—	10	—	10	—	10
Total liabilities	$1,704	$24,489	$2,429	$28,622	$(15,431)	$13,191

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $1,177 million and $1,276 million and trading derivative liabilities of $1,071 million and $1,496 million at September 30, 2024 and December 31, 2023, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 8, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
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
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2024 and 2023. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(3)	$2	$—	$—	$—	$—	$(1)	$—	$(2)	$2	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	49	61	—	—	—	(25)	4	(12)	77	53	—
Credit contracts	(4)	—	—	—	—	—	—	3	(1)	—	—
Other contracts(2)	(21)	(31)	—	—	—	7	—	—	(45)	—	—
Asset-backed securities available-for-sale(3)	101	—	2	—	—	(1)	—	—	102	—	2
Loans held for sale(4)	44	—	—	16	—	(10)	43	(15)	78	—	—
Mortgage servicing rights(5)	19	(1)	—	—	—	(11)	—	—	7	(1)	—
Total assets	$185	$31	$2	$16	$—	$(40)	$46	$(24)	$216	$54	$2
Liabilities:
Domestic deposits(4)	$(386)	$(16)	$—	$—	$(86)	$23	$—	$53	$(412)	$(7)	$—
Long-term debt(4)	(2,110)	(96)	—	—	(733)	346	(3)	166	(2,430)	(64)	—
Total liabilities	$(2,496)	$(112)	$—	$—	$(819)	$369	$(3)	$219	$(2,842)	$(71)	$—

HSBC USA Inc.

	Jan. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(4)	$1	$—	$—	$—	$—	$1	$—	$(2)	$1	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	21	113	—	—	—	(25)	(3)	(29)	77	75	—
Credit contracts	1	(4)	—	—	—	(1)	(3)	6	(1)	(1)	—
Other contracts(2)	(35)	(33)	—	—	—	23	—	—	(45)	—	—
Asset-backed securities available-for-sale(3)	104	—	—	—	—	(2)	—	—	102	—	—
Loans held for sale(4)	32	1	—	52	—	(43)	55	(19)	78	—	—
Mortgage servicing rights(5)	19	(1)	—	—	—	(11)	—	—	7	(1)	—
Total assets	$138	$77	$—	$52	$—	$(59)	$50	$(42)	$216	$74	$—
Liabilities:
Domestic deposits(4)	$(293)	$(23)	$(3)	$—	$(230)	$71	$(1)	$67	$(412)	$(6)	$(3)
Long-term debt(4)	(1,919)	(235)	(1)	—	(1,539)	916	(50)	398	(2,430)	(119)	(1)
Total liabilities	$(2,212)	$(258)	$(4)	$—	$(1,769)	$987	$(51)	$465	$(2,842)	$(125)	$(4)

HSBC USA Inc.

	Jul. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(5)	$—	$—	$—	$—	$—	$—	$—	$(5)	$—	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(25)	(83)	—	—	—	3	4	3	(98)	(63)	—
Credit contracts	2	—	—	—	—	—	—	—	2	—	—
Other contracts(2)	(24)	(31)	—	—	—	15	—	—	(40)	—	—
Asset-backed securities available-for-sale(3)	105	—	(2)	—	—	(2)	—	—	101	—	(2)
Loans held for sale(4)	3	2	—	—	—	—	36	(5)	36	—	—
Mortgage servicing rights(5)	21	(1)	—	—	—	—	—	—	20	(1)	—
Total assets	$77	$(113)	$(2)	$—	$—	$16	$40	$(2)	$16	$(64)	$(2)
Liabilities:
Domestic deposits(4)	$(241)	$6	$1	$—	$(43)	$26	$—	$1	$(250)	$7	$1
Long-term debt(4)	(2,291)	37	—	—	(198)	326	(48)	197	(1,977)	60	—
Total liabilities	$(2,532)	$43	$1	$—	$(241)	$352	$(48)	$198	$(2,227)	$67	$1

HSBC USA Inc.

	Jan. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(5)	$—	$—	$—	$—	$—	$—	$—	$(5)	$—	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(226)	106	—	—	—	21	3	(2)	(98)	35	—
Credit contracts	2	—	—	—	—	—	—	—	2	—	—
Other contracts(2)	(33)	(40)	—	—	—	33	—	—	(40)	—	—
Asset-backed securities available-for-sale(3)	108	—	(3)	—	—	(4)	—	—	101	—	(3)
Loans held for sale(4)	49	2	—	3	—	(37)	36	(17)	36	—	—
Mortgage servicing rights(5)	22	(1)	—	—	—	(1)	—	—	20	(1)	—
Total assets	$(83)	$67	$(3)	$3	$—	$12	$39	$(19)	$16	$34	$(3)
Liabilities:
Domestic deposits(4)	$(373)	$5	$2	$—	$(44)	$128	$—	$32	$(250)	$10	$2
Long-term debt(4)	(2,639)	(253)	3	—	(572)	768	(84)	800	(1,977)	(81)	3
Total liabilities	$(3,012)	$(248)	$5	$—	$(616)	$896	$(84)	$832	$(2,227)	$(71)	$5

(1)Level 3 net derivatives included derivative assets of $231 million and derivative liabilities of $202 million at September 30, 2024 and derivative assets of $96 million and derivative liabilities of $237 million at September 30, 2023. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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
(5)Gains (losses) on mortgage servicing rights are included in other income (loss) in the consolidated statement of income. During the third quarter of 2024, we sold a portion of our mortgage servicing rights to a third party and recognized an immaterial loss on sale, including transaction costs.

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at September 30, 2024 and December 31, 2023:

September 30, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(2)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	58% - 100%	94%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	(62)bps	N/A
Equity derivative contracts(2)	$77	Option pricing model	Equity / Equity Index volatility	6% - 112%	49%
			Equity / Equity and Equity / Index correlation	35% - 98%	83%
			Equity forward price	$0 - $7,307	$1,115
Credit derivative contracts	$(1)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	17bps - 782bps	85bps
Other derivative contracts	$(45)	Discounted cash flows	Conversion rate	1.5 times	N/A
			Expected duration	1.5 years	N/A
Asset-backed securities available-for-sale	$102	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$78	Market comparables and internal assumptions	Adjusted market price	95% - 101%	97%
Mortgage servicing rights	$7	Discounted cash flows	Constant prepayment rates	7% - 20%	7%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$70 - $79 per account	$76 per account
Domestic deposits (structured deposits)(2)(3)	$(412)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 55%	14%
			Equity / Equity and Equity / Index correlation	42% - 90%	69%
Long-term debt (structured notes)(2)(3)	$(2,430)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 95%	26%
			Equity / Equity and Equity / Index correlation	35% - 98%	85%
			Credit default swap spreads	742bps	NA

HSBC USA Inc.

December 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(4)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	71% - 92%	84%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	8bps	N/A
Equity derivative contracts(2)	$21	Option pricing model	Equity / Equity Index volatility	6% - 111%	41%
			Equity / Equity and Equity / Index correlation	45% - 97%	84%
			Equity forward price	$41 - $6,245	$643
Credit derivative contracts	$1	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	59bps - 1,558bps	160bps
Other derivative contracts	$(35)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$104	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$32	Market comparables and internal assumptions	Adjusted market price	78% - 100%	90%
Mortgage servicing rights	$19	Discounted cash flows	Constant prepayment rates	6% - 17%	6%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$72 - $77 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(293)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 29%	13%
			Equity / Equity and Equity / Index correlation	51% - 93%	71%
Long-term debt (structured notes)(2)(3)	$(1,919)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 95%	22%
			Equity / Equity and Equity / Index correlation	45% - 97%	84%
			Credit default swap spreads	948bps	NA

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
Equity derivatives - For certain equity derivatives, particularly those with long-dated maturities and/or strike values far from at-the-money, volatility can be unobservable. A significant increase (decrease) in the implied volatility would have resulted in a higher (lower) fair value of a long position in the derivative contract. For a derivative referenced to a basket of equities, the fair value measurement is also affected by the correlation of the referenced equities. Correlation measures the relative change in values among two or more variables (i.e., equity pair), which can be positively or negatively correlated. The majority of the correlations are not observable. A significant increase (decrease) in the correlation of the referenced variables would have resulted in a higher (lower) fair value of a long position in the derivative contract. In addition, for the majority of unlisted

HSBC USA Inc.
equities and some listed equities, the forward price is unobservable. A significant increase (decrease) in the price would have resulted in a higher (lower) fair value of a long position in the derivative contract.
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
Significant Transfers Into and Out of Level 3 Measurements During the three and nine months ended September 30, 2024, we transferred $53 million and $67 million, respectively, of domestic deposits and $166 million and $398 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the three and nine months ended September 30, 2024, we also transferred $15 million and $19 million, respectively, of commercial loans held for sale and $12 million and $29 million, respectively, of equity derivatives from Level 3 to Level 2 as the inputs used to value these loans and derivative contracts have become more observable. During the three and nine months ended September 30, 2024, we transferred $3 million and $50 million, respectively, of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable. During the three and nine months ended September 30, 2024, we also transferred $43 million and $55 million, respectively, of commercial loans held for sale from Level 2 to Level 3 as the inputs used to value these loans have become less observable.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at September 30, 2024 and December 31, 2023. The gains (losses) during the three and nine months ended September 30, 2024 and 2023 are also included.

	Non-Recurring Fair Value Measurements at September 30, 2024				Total Gains (Losses) For the Three Months Ended September 30, 2024	Total Gains (Losses) For the Nine Months Ended September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$102	$—	$102	$1	$3
Commercial loans held for sale	—	—	—	—	1	3
Commercial loans(2)	—	—	428	428	9	(39)
Leases(3)	—	—	—	—	—	(15)
Total assets at fair value on a non-recurring basis	$—	$102	$428	$530	$11	$(48)

	Non-Recurring Fair Value Measurements at December 31, 2023				Total Gains (Losses) For the Three Months Ended September 30, 2023	Total Gains (Losses) For the Nine Months Ended September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$106	$—	$106	$1	$—
Commercial loans held for sale	—	—	—	—	6	(31)
Commercial loans(2)	—	—	374	374	(6)	(15)
Leases(3)	—	—	—	—	—	(14)
Total assets at fair value on a non-recurring basis	$—	$106	$374	$480	$1	$(60)

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
(3)During the nine months ended September 30, 2024, we wrote down lease ROU assets associated with the exit of our previous U.S. headquarters. During the nine months ended September 30, 2023, we wrote down lease ROU assets and leasehold improvement assets associated with the exit of certain office space.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at September 30, 2024 and December 31, 2023:

At September 30, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$428	Valuation of third-party appraisal on underlying collateral	Loss severity rates	0% - 100%	22%

At December 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$374	Valuation of third-party appraisal on underlying collateral	Loss severity rates	1% - 93%	25%

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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund

HSBC USA Inc.
managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $20 million and $21 million at September 30, 2024 and December 31, 2023, respectively.
The following tables provide additional information relating to our available-for-sale asset-backed securities at September 30, 2024:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$10
BBB - B	Other	92
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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at September 30, 2024 and December 31, 2023, and their classification within the fair value hierarchy:

September 30, 2024	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$29,062	$29,062	$725	$28,334	$3
Federal funds sold and securities purchased under agreements to resell	4,310	4,310	—	4,310	—
Securities held-to-maturity, net of allowance for credit losses	17,238	17,036	2,798	14,238	—
Commercial loans, net of allowance for credit losses	40,584	41,474	—	—	41,474
Commercial loans held for sale	69	69	—	69	—
Consumer loans, net of allowance for credit losses	20,871	19,208	—	—	19,208
Consumer loans held for sale	2	2	—	2	—
Financial liabilities:
Short-term financial liabilities	$7,656	$7,656	$—	$7,653	$3
Deposits	120,779	120,804	—	120,804	—
Long-term debt	11,265	11,725	—	11,725	—

December 31, 2023	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$25,732	$25,732	$704	$25,015	$13
Federal funds sold and securities purchased under agreements to resell	13,878	13,878	—	13,878	—
Securities held-to-maturity, net of allowance for credit losses	15,076	14,689	—	14,689	—
Commercial loans, net of allowance for credit losses	39,383	40,557	—	—	40,557
Commercial loans held for sale	89	89	—	89	—
Consumer loans, net of allowance for credit losses	18,998	17,043	—	—	17,043
Financial liabilities:
Short-term financial liabilities	$9,927	$9,927	$—	$9,914	$13
Deposits	119,462	119,465	—	119,465	—
Long-term debt	11,122	11,645	—	11,645	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $167 million and $162 million at September 30, 2024 and December 31, 2023, respectively.

HSBC USA Inc.
18. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 30, "Litigation and Regulatory Matters," in our 2023 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our Form 10-Q for the three-month period ended March 31, 2024 (the "2024 First Quarter Form 10-Q") and the six-month period ended June 30, 2024 (the "2024 Second Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2023 Form 10-K, our 2024 First Quarter Form 10-Q and our 2024 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2023 Form 10-K, our 2024 First Quarter Form 10-Q and our 2024 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 30, "Litigation and Regulatory Matters," in our 2023 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our 2024 First Quarter Form 10-Q and our 2024 Second Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $100 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Foreign Exchange ("FX") Matters
Plaintiffs did not seek further appeal from dismissal of Nypl v. JPMorgan Chase, et al.; (Case No. 1:15-CV-9300).
Precious Metals Fix Matters
Platinum and Palladium Fix Litigation The defendants have reached a settlement in principle with the plaintiffs to resolve this action. The settlement has received preliminary approval. A final fairness hearing is scheduled for January 2025.

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

•Effective for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025.
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
Economic Environment  The U.S. economy continued to grow during the first nine months of 2024 despite continued pressures from inflation and elevated interest rates. U.S. Gross Domestic Product ("GDP") is currently forecast to grow at an annual rate in excess of 2.9 percent in the third quarter of 2024, while the personal consumption expenditures price index is currently forecast to further decline in September 2024, showing additional progress towards achieving the FRB's target inflation rate. However, while unemployment rates have remained low during the first nine months of 2024, the total unemployment rate increased to 4.1 percent at September 2024 as compared with 3.7 percent at December 2023. In September 2024, the FRB cut short-term interest rates by 50 basis points and indicated that additional rate decreases in the fourth quarter of 2024 are likely depending upon future economic conditions.
Although the U.S. economy continued to grow during the third quarter of 2024, economic uncertainty remains due to elevated interest rates and the effects from higher inflation, which will continue to impact our business in future periods. Concerns over domestic and global policy issues, trade policy in the U.S. and geopolitical events, including the turmoil in the Middle East, as well as the implications of those events on the markets in general, further add to the global uncertainty. Interest rate levels, inflation, unemployment levels and economic growth, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2024 and beyond.
Performance, Developments and Trends As previously disclosed, in November 2023, the Federal Deposit Insurance Corporation ("FDIC") issued a final rule that imposes a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund ("DIF") arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. This resulted in additional deposit insurance assessment fees of $243 million being accrued in 2023. Because the estimated loss to the DIF will be periodically adjusted as actual losses are incurred, the FDIC retains the ability to cease collection early, extend the special assessment collection period beyond the initial eight-quarter collection period, or impose a final shortfall special assessment after the receiverships for the two banks are terminated. During the first half of 2024, the FDIC informed banks who are required to fund the shortfall in the DIF that the estimated loss has increased and it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period at a rate that reflects estimated changes in the special assessment. During the third quarter of 2024, the FDIC informed banks that the estimated loss had decreased. As a result, during the three months ended September 30, 2024, we released $8 million of deposit insurance special assessment fees to reflect our updated special assessment amount while, in the year-to-date period, we increased our accrual by $34 million.
During the third quarter of 2024, we sold certain U.S. Government sponsored mortgage-backed securities classified as available-for-sale with a total carrying value of $2,130 million and realized a loss of $148 million. These securities were sold to manage our exposure to the changing interest rate environment as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. We have reinvested the proceeds into higher yielding U.S. Treasury and U.S. Government agency mortgage-backed securities classified as held-to-maturity.

HSBC USA Inc.
The following tables set forth selected financial metrics of HUSI for the three and nine months ended September 30, 2024 and 2023 and at September 30, 2024 and December 31, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars are in millions)
Net income	$88	$182	$482	$550
Rate of return on average:
Total assets	.2%	.4%	.4%	.4%
Common equity	3.0	6.3	5.5	6.0
Tangible common equity(1)	3.1	6.5	5.7	6.3
Total equity	2.9	6.1	5.5	6.0
Net interest margin	1.13	.95	1.10	1.12
Efficiency ratio	86.8	74.0	75.9	71.4
Commercial net charge-off ratio(2)	.05	.31	.18	.11
Consumer net charge-off ratio(2)	.02	—	—	.04

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Common equity	$11,745	$11,484	$11,530	$12,003
Less: Goodwill	458	458	458	458
Tangible common equity	$11,287	$11,026	$11,072	$11,545
(2)Excludes loans held for sale.

	September 30, 2024	December 31, 2023
Additional Select Ratios:
Allowance as a percent of loans(1)	.88%	1.00%
Commercial allowance as a percent of loans(1)	1.29	1.44
Consumer allowance as a percent of loans(1)	.08	.09
Loans to deposits ratio(2)	50.43	48.43
Common equity Tier 1 capital to risk-weighted assets	13.0	13.0
Tier 1 capital to risk-weighted assets	13.3	13.3
Total capital to risk-weighted assets	15.5	15.7
Tier 1 leverage ratio	8.2	7.7
Total equity to total assets	7.4	6.9

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $88 million and $482 million during the three and nine months ended September 30, 2024, respectively, compared with $182 million and $550 million during the three and nine months ended September 30, 2023, respectively. Income before income tax was $115 million and $611 million during the three and nine months ended September 30, 2024, respectively, compared with $239 million and $725 million during the three and nine months ended September 30, 2023, respectively. The decrease in income before income tax during the three months ended September 30, 2024 was due primarily to lower other revenues driven by the loss realized in the third quarter of 2024 from the sale of certain available-for-sale securities for risk management purposes as discussed above and lower trading revenue. Also contributing to the decrease, to a lesser extent, were higher operating expenses. These decreases were partially offset by higher net interest income.
In the year-to-date period, the decrease in income before income tax was due primarily to higher operating expenses, including the additional deposit insurance special assessment fees which were accrued during the nine months ended September 30, 2024 as discussed above. Also contributing to the decrease, to a lesser extent, were lower net interest income and lower other revenues. The decrease in other revenues was driven by the loss realized from the sale of certain available-for-sale securities for

HSBC USA Inc.
risk management purposes as discussed above which was partially offset by increases in other income, servicing and other fees from HSBC affiliates, and other fees and commissions. These decreases were partially offset by a lower provision for credit losses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Profit before tax – U.S. GAAP basis	$115	$239	$611	$725
Adjustments:
Expected credit losses	(32)	8	(14)	4
Loans held for sale	—	(6)	(5)	28
Other long-lived assets	—	7	(2)	202
Renewable energy tax credit investments	5	4	13	13
Gain on transfer of precious metals trading client relationships to an affiliate	—	10	—	10
Other	3	(5)	—	(3)
Profit before tax – Group Reporting Basis	$91	$257	$603	$979
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
During the three and nine months ended September 30, 2024, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses ("ECL") estimate), while under U.S. GAAP such loans require a lifetime ECL estimate. Primarily as a result of the different requirements, releases in credit reserves for risk factors associated with higher risk industry exposures and for risk associated with large loan exposures were more pronounced under U.S. GAAP which, in the year-to-date period, was partially offset by higher loss provisions under U.S. GAAP associated with growth in innovation banking.

HSBC USA Inc.
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
During the three and nine months ended September 30, 2023, we transferred certain precious metals trading client relationships to an affiliate which under the Group Reporting Basis required the gain to be recorded in earnings. Under U.S. GAAP, since the transfer was between affiliates under common control, the gain was reflected as a capital transaction and recorded in common equity as a component of additional paid-in capital. See Note 25, "Business Segments," in our 2023 Form 10-K for additional discussion.

Balance Sheet Review

The following table provides balance sheet totals at September 30, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	September 30, 2024	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$33,369	$(6,228)	(15.7)%
Loans, net	61,467	3,071	5.3
Loans held for sale	744	405	*
Trading assets	21,707	(408)	(1.8)
Securities	43,180	2,408	5.9
All other assets	7,332	313	4.5
	$167,799	$(439)	(.3)%
Period end liabilities and equity:
Total deposits	$123,373	$2,090	1.7%
Trading liabilities	2,837	(648)	(18.6)
Short-term borrowings	7,653	(2,261)	(22.8)
Long-term debt	18,410	(251)	(1.3)
Interest, taxes and other liabilities	3,140	(116)	(3.6)
Total equity	12,386	747	6.4
	$167,799	$(439)	(.3)%

*Percentage change is greater than 100 percent.

HSBC USA Inc.
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2023 due to a decrease in funds driven primarily by higher loans and securities as well as lower short-term borrowings as discussed in detail below. These decreases were partially offset by higher deposits.
Loans, Net  The following table summarizes our loan balances at September 30, 2024, excluding loans held for sale, and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	September 30, 2024	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$6,795	$(292)	(4.1)%
Business and corporate banking	16,420	696	4.4
Global banking(1)	10,573	(152)	(1.4)
Other commercial(2)	7,327	906	14.1
Total commercial	41,115	1,158	2.9
Consumer loans:
Residential mortgages	20,235	1,894	10.3
Home equity mortgages	393	4	1.0
Credit cards	185	(14)	(7.0)
Other consumer	86	(15)	(14.9)
Total consumer	20,899	1,869	9.8
Total loans	62,014	3,027	5.1
Allowance for credit losses(3)	547	(44)	(7.4)
Loans, net	$61,467	$3,071	5.3%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)Includes loans to HSBC affiliates which totaled $3,784 million and $2,618 million at September 30, 2024 and December 31, 2023, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans increased compared with December 31, 2023 driven by higher loans to affiliates, while non-affiliate loans were flat as new business activity was offset by paydowns and maturities as we continued to apply a disciplined lending approach. The trend in commercial non-affiliate loans reflects decreases in the commercial services, technology, semiconductor and banking industries which were offset by increases in the real estate, software, food and beverage, and insurance industries.
Consumer loans increased compared with December 31, 2023 due to growth in residential mortgages, which we continue to target towards our globally connected affluent and high net worth clients.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	September 30, 2024		December 31, 2023
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	99.1%	98.4%	99.1%	98.9%
80% < LTV < 90%	.9	1.6	.9	1.1
90% < LTV < 100%	—	—	—	—
LTV > 100%	—	—	—	—
Average LTV for portfolio	49.8	46.6	49.5	46.3

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
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at June 30, 2024 and September 30, 2023, respectively.
Loans Held for Sale  The following table summarizes loans held for sale at September 30, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	September 30, 2024	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$40	$40	*
Business and corporate banking	12	12	*
Global banking	690	351	*
Total commercial	742	403	*
Consumer loans:
Residential mortgages	2	2	*
Total consumer	2	2	*
Total loans held for sale	$744	$405	*

*Percentage change is greater than 100 percent.
Commercial loans held for sale increased compared with December 31, 2023. Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $673 million and $250 million at September 30, 2024 and December 31, 2023, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $69 million and $89 million at September 30, 2024 and December 31, 2023, respectively.
Consumer loans held for sale were relatively flat compared with December 31, 2023. Included in residential mortgage loans held for sale are agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income.
Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was nil and $2 million at September 30, 2024 and December 31, 2023, respectively. The valuation allowance on consumer loans held for sale was nil at both September 30, 2024 and December 31, 2023.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at September 30, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	September 30, 2024	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$20,370	$(123)	(0.6)%
Precious metals	160	(186)	(53.8)
Derivatives, net	1,177	(99)	(7.8)
	$21,707	$(408)	(1.8)%
Trading liabilities:
Securities sold, not yet purchased	$1,528	$(160)	(9.5)%
Payables for precious metals	238	(63)	(20.9)
Derivatives, net	1,071	(425)	(28.4)
	$2,837	$(648)	(18.6)%

(1)See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were lower compared with December 31, 2023 due to a decrease in foreign sovereign positions, partially offset by increases in equity and U.S. Treasury positions. Trading security positions are primarily held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were also lower compared with December 31, 2023 reflecting a decrease in short U.S. Treasury positions related to economic hedges of trading security positions held for Community Reinvestment Act purposes.
Precious metals trading assets decreased compared with December 31, 2023 driven by a decline in our own gold inventory position, partially offset by a higher gold spot price. Payables for precious metals also decreased compared with December 31, 2023 driven by a decline in borrowing of gold inventory to support client activity levels, partially offset by an increase in borrowing of silver inventory to support client activity levels as well as higher gold and silver spot prices. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2023 mainly from market movements which resulted in lower valuations of foreign exchange and interest rate derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were higher compared with December 31, 2023 due to net purchases of U.S. Treasury, foreign sovereign and U.S. Government agency mortgage-backed securities, partially offset by sales, paydowns and maturities of U.S. Government sponsored mortgage-backed securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets increased compared with December 31, 2023 due primarily to higher outstanding settlement balances related to security sales, partially offset by lower margin requirements related to futures trading and lower outstanding settlement balances related to secondary loan sales.

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at September 30, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	September 30, 2024	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$109,316	$(121)	(.1)%
Domestic and foreign banks	11,352	2,001	21.4
U.S. government and states and political subdivisions	125	(1)	(.8)
Foreign governments and official institutions	2,580	211	8.9
Total deposits	$123,373	$2,090	1.7%
Total deposits increased compared with December 31, 2023 due to higher commercial demand deposits reflecting increased business activity as well as higher deposits from affiliates. These increases were partially offset by lower commercial savings deposits reflecting the impact of deposit repricing in the current rate environment and the attrition of retail savings and demand deposits.
Short-Term Borrowings  Short-term borrowings were lower compared with December 31, 2023 due to a decrease in federal funds purchased, partially offset by an increase in securities sold under repurchase agreements resulting from the management of our short-term funding positions. We continue to actively manage our balance sheet to maximize returns while maintaining adequate liquidity.
Long-Term Debt  Long-term debt decreased compared with December 31, 2023 as the impact of debt issuances, including $250 million of senior debt issued to HSBC North America during the third quarter of 2024, was more than offset by debt retirements. Debt issuances during the three and nine months ended September 30, 2024 totaled $1,801 million and $5,270 million, respectively, of which nil was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $5,020 million of senior debt during the nine months ended September 30, 2024, which included $1,500 million of senior notes that were issued by HSBC USA in March as well as $3,520 million of structured notes. Total long-term debt outstanding under this shelf was $8,637 million and $9,227 million at September 30, 2024 and December 31, 2023, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled nil during the nine months ended September 30, 2024. Total debt outstanding under this program was $1,884 million and $1,918 million at September 30, 2024 and December 31, 2023, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both September 30, 2024 and December 31, 2023.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities was lower compared with December 31, 2023 due primarily to decreases in outstanding settlement balances related to secondary loan purchases, accrued interest payables and derivative balances associated with hedging activities. These decreases were partially offset by higher outstanding settlement balances related to security purchases.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2024 Compared with 2023 Increase (Decrease)
Three Months Ended September 30,	2024	Volume	Rate	2023
	(dollars are in millions)
Interest income:
Short-term investments	$403	$(96)	$101	$398
Trading securities	94	14	8	72
Securities	481	30	37	414
Commercial loans	736	17	(2)	721
Consumer loans	214	20	28	166
Other	18	(5)	2	21
Total interest income	1,946	(20)	174	1,792
Interest expense:
Deposits	1,046	47	28	971
Short-term borrowings	162	6	17	139
Long-term debt	282	(22)	7	297
Tax liabilities and other	17	3	1	13
Total interest expense	1,507	34	53	1,420
Net interest income	$439	$(54)	$121	$372

Yield on total interest earning assets	4.99%			4.59%
Cost of total interest bearing liabilities	4.76			4.60
Interest rate spread	.23			(.01)
Benefit from net non-interest paying funds(1)	.90			.96
Net interest margin on average earning assets	1.13%			.95%

HSBC USA Inc.

		2024 Compared with 2023 Increase (Decrease)
Nine Months Ended September 30,	2024	Volume	Rate	2023
	(dollars are in millions)
Interest income:
Short-term investments	$1,261	$(283)	$320	$1,224
Trading securities	268	64	23	181
Securities	1,388	108	175	1,105
Commercial loans	2,182	(30)	128	2,084
Consumer loans	600	53	80	467
Other	57	(10)	9	58
Total interest income	5,756	(98)	735	5,119
Interest expense:
Deposits	3,095	142	357	2,596
Short-term borrowings	472	34	79	359
Long-term debt	865	(30)	52	843
Tax liabilities and other	47	8	7	32
Total interest expense	4,479	154	495	3,830
Net interest income	$1,277	$(252)	$240	$1,289

Yield on total interest earning assets	4.96%			4.43%
Cost of total interest bearing liabilities	4.79			4.28
Interest rate spread	.17			.15
Benefit from net non-interest paying funds(1)	.93			.97
Net interest margin on average earning assets	1.10%			1.12%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during the three months ended September 30, 2024 due to higher interest income from interest earning assets driven by higher yields and higher average balances in securities, loans and trading securities, partially offset by higher interest expense from interest bearing liabilities driven by higher rates paid and higher average deposit balances. Also contributing to the overall increase in net interest income was the favorable impact of lower average long-term debt balances, while the unfavorable impact of lower average short-term investment balances partially offset the increase.
In the year-to-date period, net interest income decreased modestly as higher interest expense from interest bearing liabilities driven by higher rates paid and higher average balances in deposits and short-term borrowings was largely offset by higher interest income from interest earning assets driven by higher yields and higher average balances in securities, trading securities and consumer loans. Also contributing to the overall decrease in net interest income was the unfavorable impact of lower average balances in short-term investments and commercial loans, while the favorable impact of lower average long-term debt balances partially offset the decrease.
Higher yields on interest earning assets and higher rates paid on interest bearing liabilities reflect the impact of higher market rates.
Short-term investments Interest income increased during the three and nine months ended September 30, 2024 due to higher yields, partially offset by lower average balances.
Trading securities Interest income increased during the three and nine months ended September 30, 2024 due to higher average balances and, to a lesser extent, higher yields. Higher average balances were driven by increases in equity, U.S. Treasury and U.S. Government sponsored mortgage-backed positions, partially offset by a decline in foreign sovereign positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during the three and nine months ended September 30, 2024 due to higher yields as we continue to reinvest in securities at higher market rates as well as higher average balances. Higher average balances were driven

HSBC USA Inc.
by increases in U.S. Government agency mortgage-backed, foreign sovereign and U.S. Treasury securities, partially offset by a decline in U.S. Government sponsored mortgage-backed securities.
Commercial loans Interest income increased during the three months ended September 30, 2024 due to higher average balances driven by new business activity and higher loans to affiliates. In the year-to-date period, interest income increased due to higher yields on variable rate loans and newly originated loans, partially offset by lower average balances.
Consumer loans Interest income was higher during the three and nine months ended September 30, 2024 due to higher yields on variable rate loans and newly originated loans as well as higher average balances driven by growth in residential mortgages.
Other Lower interest income during the three and nine months ended September 30, 2024 was due to lower average balances in cash collateral posted, partially offset by higher yields.
Deposits Interest expense increased during the three and nine months ended September 30, 2024 due to higher rates paid and higher average balances. Higher average balances were driven by growth in commercial demand deposits, including a shift in mix to interest bearing accounts from noninterest bearing accounts, as well as higher time deposits. Higher average balances were partially offset by lower commercial savings deposits reflecting the impact of deposit repricing in the current rate environment and the attrition of retail savings and demand deposits.
Short-term borrowings Interest expense was higher during the three and nine months ended September 30, 2024 due to higher rates paid and, to a lesser extent, higher average balances. Higher average balances were driven by increases in securities sold under repurchase agreements and commercial paper outstanding, partially offset by a decline in federal funds purchased.
Long-term debt Interest expense decreased during the three months ended September 30, 2024 and increased in the year-to-date period as the impact of lower average balances was partially offset in the three-month period and more than offset in the year-to-date period by higher rates paid on variable rate borrowings and newly issued debt.
Tax liabilities and other Higher interest expense during the three and nine months ended September 30, 2024 was due to higher average balances in securities sold, not yet repurchased and higher rates paid.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$17	$(3)	$20	*
Business and corporate banking	(33)	24	(57)	*
Global banking	(15)	(21)	6	28.6
Total commercial loans	(31)	—	(31)	*
Consumer loans:
Residential mortgages	(2)	2	(4)	*
Home equity mortgages	1	(1)	2	*
Credit cards	1	2	(1)	(50.0)
Other consumer	1	(1)	2	*
Total consumer loans	1	2	(1)	(50.0)
Total loans	(30)	2	(32)	*
Off-balance sheet credit exposures	17	(10)	27	*
Total provision for credit losses	$(13)	$(8)	$(5)	(62.5)%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$18	$(57)	$75	*
Business and corporate banking	13	93	(80)	(86.0)
Global banking	(18)	10	(28)	*
Total commercial loans	13	46	(33)	(71.7)
Consumer loans:
Residential mortgages	(2)	(20)	18	90.0
Home equity mortgages	—	4	(4)	(100.0)
Credit cards	—	3	(3)	(100.0)
Other consumer	1	(1)	2	*
Total consumer loans	(1)	(14)	13	92.9
Total loans	12	32	(20)	(62.5)
Off-balance sheet credit exposures	24	16	8	50.0
Total provision for credit losses	$36	$48	$(12)	(25.0)%

*Percentage change is greater than 100 percent.
Our provision for credit losses decreased $5 million during the three months ended September 30, 2024 due primarily to a lower provision for credit losses on our commercial loan portfolio, partially offset by a higher provision for credit losses on off-balance sheet credit exposures. In the year-to-date period, our provision for credit losses decreased $12 million due to a lower provision for credit losses on our commercial loan portfolio, partially offset by a higher provision for credit losses on our consumer loan portfolio and a higher provision for credit losses on off-balance sheet credit exposures.
The provision for credit losses on our commercial loan portfolio decreased $31 million during the three months ended September 30, 2024 reflecting a release in credit loss reserves in the current year period. The release in credit reserves in the current year period was driven by a decline in credit reserves for risk factors associated with higher risk industry exposures and lower credit reserves for risk associated with large loan exposures, partially offset by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking. In the prior year period, the provision reflects improved economic forecasts and lower credit reserves for risk associated with large loan exposures which were offset by an increase in credit reserves for risk factors associated with higher risk industry exposures and downgrades reflecting weakness in the financial condition of certain clients.
In the year-to-date period, the provision for credit losses on our commercial loan portfolio decreased $33 million. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking, partially offset by a decline in credit reserves for risk factors associated with higher risk industry exposures and lower credit reserves for risk associated with large loan exposures. In the prior year period, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients and an increase in credit reserves for risk factors associated with higher risk industry exposures, partially offset by improved economic forecasts.
The provision for credit losses on our consumer loan portfolio was relatively flat during the three months ended September 30, 2024 and increased $13 million in the year-to-date period reflecting a higher release in credit loss reserves in the prior year period. The release in credit reserves in the prior year period was driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in New York State foreclosure law.
The provision for credit losses on off-balance sheet credit exposures increased $27 million during the three months ended September 30, 2024 reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period resulted from higher provisions associated with growth in innovation banking and downgrades reflecting weakness in the financial condition of certain clients. In the prior year period, the release in credit reserves resulted from improved economic forecasts and a decline in credit reserves for risk associated with large loan exposures.

HSBC USA Inc.
In the year-to-date period, the provision for credit losses on off-balance sheet credit exposures increased $8 million. The loss provision in the current year period resulted from higher provisions associated with growth in innovation banking and downgrades reflecting weakness in the financial condition of certain clients. In the prior year period, the loss provision resulted from downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic forecasts.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Credit card fees, net	$14	$13	$1	7.7%
Trust and investment management fees	37	33	4	12.1
Other fees and commissions	157	170	(13)	(7.6)
Trading revenue	208	277	(69)	(24.9)
Other securities gains (losses), net	(148)	—	(148)	*
Servicing and other fees from HSBC affiliates	99	87	12	13.8
Gain (loss) on instruments designated at fair value and related derivatives	(3)	(9)	6	66.7
Other income (loss):
Valuation of loans held for sale	1	6	(5)	(83.3)
Residential mortgage banking revenue	—	1	(1)	(100.0)
Insurance	1	1	—	—
Miscellaneous income (loss)	(32)	(62)	30	48.4
Total other income (loss)	(30)	(54)	24	44.4
Total other revenues	$334	$517	$(183)	(35.4)%

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Credit card fees, net	$42	$36	$6	16.7%
Trust and investment management fees	107	96	11	11.5
Other fees and commissions	503	475	28	5.9
Trading revenue	717	730	(13)	(1.8)
Other securities gains (losses), net	(138)	3	(141)	*
Servicing and other fees from HSBC affiliates	280	238	42	17.6
Gain (loss) on instruments designated at fair value and related derivatives	(33)	(29)	(4)	(13.8)
Other income (loss):
Valuation of loans held for sale	3	(31)	34	*
Residential mortgage banking revenue	1	2	(1)	(50.0)
Insurance	3	3	—	—
Miscellaneous income (loss)	(75)	(105)	30	28.6
Total other income (loss)	(68)	(131)	63	48.1
Total other revenues	$1,410	$1,418	$(8)	(.6)%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net were relatively flat during the three months ended September 30, 2024 and increased in the year-to-date period reflecting increases in interchange fees, over-limit fees and other miscellaneous fees.
Trust and investment management fees  Trust and investment management fees increased during the three and nine months ended September 30, 2024 due to higher average assets under management, higher discretionary fees from private banking

HSBC USA Inc.
funds and, in the year-to-date period, lower fee waivers from liquidity funds reflecting the impact of higher market interest rates.
Other fees and commissions Other fees and commissions decreased during the three months ended September 30, 2024 as higher fees from wire transfers and other account services were more than offset by lower fees from loan syndication. In the year-to-date period, other fees and commissions increased due to higher fees from loan syndication, wire transfers and other account services reflecting higher business activity compared with the prior year period. See Note 11, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.
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

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$56	$85	$(29)	(34.1)%
Metals	12	51	(39)	(76.5)
Debt Markets	(11)	1	(12)	*
Securities Financing	180	130	50	38.5
Markets Treasury	(22)	11	(33)	*
Other trading(1)	(7)	(1)	(6)	*
Total trading revenue	$208	$277	$(69)	(24.9)%

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$189	$240	$(51)	(21.3)%
Metals	42	158	(116)	(73.4)
Debt Markets	2	2	—	—
Securities Financing	486	293	193	65.9
Markets Treasury	(16)	36	(52)	*
Other trading(1)	14	1	13	*
Total trading revenue	$717	$730	$(13)	(1.8)%

*Percentage change is greater than 100 percent.
(1)Includes trading revenue related to Global Banking and Equities.
Trading revenue decreased during the three and nine months ended September 30, 2024 due primarily to lower revenue in Metals reflecting the impact of our agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc beginning in September 2023, lower Market Treasury revenue driven by the lower performance of economic hedge positions used to manage interest rate risk and lower revenue in Foreign Exchange driven by lower market volatility compared with the prior year periods. Also contributing to the decrease in the three-month period was lower revenue in Debt Markets due primarily to unfavorable funding fair value adjustments on derivatives. These decreases were partially offset by higher revenue in Securities Financing driven by the impact of higher market rates which impacts fair value and increased balance sheet deployment. Other trading revenue was also higher in the year-to-date period due primarily to favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes.
Other securities gains (losses), net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and nine months ended September 30, 2024, we sold $2,282 million and $4,317

HSBC USA Inc.
million, respectively, of primarily U.S. Treasury and U.S. Government sponsored mortgage-backed securities compared with nil and $681 million during the prior year periods as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains (losses), net decreased during the three and nine months ended September 30, 2024 due to a loss of $148 million realized in the third quarter of 2024 from the sale of certain U.S. Government sponsored mortgage-backed securities with a total carrying value of $2,130 million as we managed our exposure to the changing interest rate environment and rebalanced the portfolio for risk management purposes. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains (losses), net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates increased during the three and nine months ended September 30, 2024 due primarily to higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates, higher loan servicing fees from HSBC Markets (USA) Inc. ("HMUS") and higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans held for investment, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and certain client share repurchase transactions. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives improved during the three months ended September 30, 2024 attributable primarily to favorable movements related to the economic hedging of interest rate risk within our own debt. In the year-to-date period, gain (loss) on instruments designated at fair value and related derivatives decreased due to the non-recurrence of valuation gains recorded in the prior year period on certain commercial loans held for sale reflecting improvements in the financial condition of certain clients, partially offset by favorable movements related to the economic hedging of interest rate risk within our own debt. See Note 9, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) improved during the three and nine months ended September 30, 2024 due to higher income associated with bank owned life insurance and lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares. During the three and nine months ended September 30, 2024, we recorded losses of $29 million and $32 million, respectively, primarily related to extending the expected timing of the final resolution of the related litigation and a change in the Visa Class B share conversion rate compared with losses of $34 million and $40 million during the prior year periods. Also contributing to the improvement in the year-to-date period were improved valuations on loans held for sale driven by a $30 million lower of amortized cost or fair value adjustment recorded during the nine months ended September 30, 2023 associated with certain commercial real estate loans held for sale as well as lower losses on loan sales driven by a loss on sale of $10 million recorded during the second quarter of 2023 reflecting a repricing reserve adjustment associated with a previously sold portfolio of consumer mortgage loans.

HSBC USA Inc.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$145	$134	$11	8.2%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) Inc. ("HTSU")	238	241	(3)	(1.2)
Fees paid to HMUS	66	59	7	11.9
Fees paid to other HSBC affiliates	124	126	(2)	(1.6)
Total support services from HSBC affiliates	428	426	2	.5
Occupancy expense, net	12	19	(7)	(36.8)
Other expenses:
Equipment and software	31	25	6	24.0
Marketing	14	5	9	*
Outside services	10	9	1	11.1
Professional fees	11	11	—	—
FDIC assessment fees(1)	11	20	(9)	(45.0)
Miscellaneous	9	9	—	—
Total other expenses	86	79	7	8.9
Total operating expenses	$671	$658	$13	2.0%
Personnel - average number	2,046	1,970
Efficiency ratio	86.8%	74.0%

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$423	$393	$30	7.6%
Support services from HSBC affiliates:
Fees paid to HTSU	707	706	1	.1
Fees paid to HMUS	183	167	16	9.6
Fees paid to other HSBC affiliates	356	362	(6)	(1.7)
Total support services from HSBC affiliates	1,246	1,235	11	.9
Occupancy expense, net	53	59	(6)	(10.2)
Other expenses:
Equipment and software	92	81	11	13.6
Marketing	28	14	14	100.0
Outside services	34	32	2	6.3
Professional fees	34	34	—	—
FDIC assessment fees(1)	92	58	34	58.6
Miscellaneous	38	28	10	35.7
Total other expenses	318	247	71	28.7
Total operating expenses	$2,040	$1,934	$106	5.5%
Personnel - average number	2,030	2,006
Efficiency ratio	75.9%	71.4%

*Percentage change is greater than 100 percent.
(1)During the three months ended September 30, 2024, we released $8 million of deposit insurance special assessment fees while, in the year-to-date period, we increased our accrual by $34 million as discussed further below.

HSBC USA Inc.
Salaries and employee benefits  Salaries and employee benefits expense increased during the three and nine months ended September 30, 2024 due primarily to higher salaries expense driven by the addition of personnel associated with growth initiatives in innovation banking and, in the year-to-date period, higher incentive compensation expense reflecting improved core business performance. Also contributing to the increase were higher health care costs.
Support services from HSBC affiliates  Support services from HSBC affiliates increased during the three and nine months ended September 30, 2024 due to higher cost allocations from HMUS associated with Global Banking activities, partially offset by lower cost allocations from our technology and support service functions. A summary of the services received from various HSBC affiliates is included in Note 12, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net decreased during the three and nine months ended September 30, 2024 due primarily to lower depreciation expense, partially offset by higher rent expense.
Other expenses  Other expenses were higher during the three and nine months ended September 30, 2024 due to increases in marketing expense, expense related to legal matters and capitalized software amortization expense, which were more pronounced in the year-to-date period. While deposit insurance assessment fees were lower and partially offset the increase in the three-month period, they were higher and contributed to the increase in the year-to-date period. During the three months ended September 30, 2024, we released $8 million of deposit insurance special assessment fees while, in the year-to-date period, we increased our accrual by $34 million. During the first half of 2024, the FDIC informed banks who are required to fund the shortfall in the DIF that the estimated loss has increased and, as a result, we accrued additional fees to reflect our updated special assessment amount. During the third quarter of 2024, the FDIC informed banks that the estimated loss had decreased. The increase in the year-to-date period was partially offset by higher levels of expense capitalization related to internally developed software.
Efficiency ratio  Our efficiency ratio increased during the three months ended September 30, 2024 due to lower other revenues and, to a lesser extent, higher operating expenses, partially offset by higher net interest income as discussed in detail above. In the year-to-date period, our efficiency ratio increased due primarily to higher operating expenses and, to a lesser extent, lower net interest income as discussed in detail above.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended September 30,	2024	2023
	(dollars are in millions)
Income before income tax	$115	$239
Income tax expense	27	57
Effective tax rate	23.5%	23.8%

Nine Months Ended September 30,	2024	2023
	(dollars are in millions)
Income before income tax	$611	$725
Income tax expense	129	175
Effective tax rate	21.1%	24.1%
During the three months ended September 30, 2024, income tax expense decreased due primarily to lower pre-tax income, while the effective tax rate was relatively flat. In the year-to-date period, income tax expense and the effective tax rate decreased due primarily to lower pre-tax income, an immaterial out of period adjustment to our deferred tax asset balance which decreased tax expense by $12 million during the first quarter of 2024, and higher expected investment tax credits.
Management evaluated the need for a valuation allowance against deferred tax assets at September 30, 2024 and December 31, 2023 and it was determined that a valuation allowance was not required.

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
Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from the activity or the relationship of the activity to other segment activity. These inter-segment transactions have not been eliminated, and we generally account for them as if they were with third parties.
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
In October 2024, HSBC announced plans to simplify its organizational structure effective January 1, 2025 to accelerate delivery against its strategic priorities. We are currently evaluating the impact of these plans on our financial reporting. To the extent we make changes to the financial information being reported to our management in the future, we will evaluate any impact such changes may have on our segment reporting.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2023 Form 10-K. There have been no significant changes since December 31, 2023 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$175	$175	$—	—%
Other operating income	8	28	(20)	(71.4)
Total operating income(1)	183	203	(20)	(9.9)
Expected credit losses	2	(5)	7	*
Net operating income	181	208	(27)	(13.0)
Operating expenses	207	194	13	6.7
Profit (loss) before tax	$(26)	$14	$(40)	*

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$529	$582	$(53)	(9.1)%
Other operating income	133	132	1	.8
Total operating income(1)	662	714	(52)	(7.3)
Expected credit losses	—	(3)	3	100.0
Net operating income	662	717	(55)	(7.7)
Operating expenses	592	420	172	41.0
Profit before tax	$70	$297	$(227)	(76.4)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$93	$113	$(20)	(17.7)%
Retail banking mortgages, credit cards and other personal lending	42	39	3	7.7
Wealth and asset management products	28	26	2	7.7
Private banking	46	40	6	15.0
Retail business banking and other(2)	(26)	(15)	(11)	(73.3)
Total operating income	$183	$203	$(20)	(9.9)%

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Retail banking current accounts, savings and deposits	$294	$366	$(72)	(19.7)%
Retail banking mortgages, credit cards and other personal lending	127	104	23	22.1
Wealth and asset management products	81	72	9	12.5
Private banking	137	142	(5)	(3.5)
Retail business banking and other(2)	23	30	(7)	(23.3)
Total operating income	$662	$714	$(52)	(7.3)%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.
Our WPB segment reported a loss before tax during the three months ended September 30, 2024 compared with a profit before tax in the prior year period due primarily to lower other operating income and higher operating expenses. In the year-to-date period, our WPB segment reported a lower profit before tax due primarily to higher operating expenses driven by the non-recurrence of a reversal of $142 million of impairment charges recorded during the second quarter of 2023 related to capitalized software and leasehold improvements which were previously impaired and written-off. Also contributing to the lower profit before tax in the year-to-date period was lower net interest income.

HSBC USA Inc.
Net interest income was flat during the three months ended September 30, 2024 and decreased in the year-to-date period as the unfavorable impact of lower deposit balances driven by the attrition of savings and demand deposits was offset in the three-month period and partially offset in the year-to-date period by the favorable impact of higher market rates and higher loan balances driven by growth in residential mortgages.
Other operating income decreased during the three months ended September 30, 2024 driven by lower allocated Markets Treasury other operating income, largely reflecting an allocated loss of $22 million in the third quarter of 2024 from the sale of certain securities for risk management purposes. This decrease was partially offset by lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares. During the three and nine months ended September 30, 2024, we recorded losses of $29 million and $32 million, respectively, primarily related to extending the expected timing of the final resolution of the related litigation and a change in the Visa Class B share conversion rate compared with losses of $34 million and $40 million during the prior year periods.
In the year-to-date period, other operating income was relatively flat as lower allocated Markets Treasury other operating income as discussed above was more than offset by lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares as discussed above, lower losses on loan sales driven by a loss on sale of $10 million recorded during the second quarter of 2023 reflecting a repricing reserve adjustment associated with a previously sold portfolio of consumer mortgage loans, and higher investment management fees. The increase in investment management fees was driven by higher average assets under management, higher discretionary fees from private banking funds and lower fee waivers from liquidity funds reflecting the impact of higher market interest rates.
Expected credit losses increased during the three months ended September 30, 2024 reflecting a modest loss provision compared with a release in credit loss reserves in the prior year period driven by improvements in the credit quality of the portfolio. In the year-to-date period, expected credit losses increased reflecting a release in credit loss reserves in the prior year period driven by improvements in the credit quality of the portfolio and improved housing price forecasts, partially offset by a higher loss estimate for risk factors associated with a change in New York State foreclosure law.
Excluding the reversal of impairment charges as discussed above, operating expenses remained higher during the three and nine months ended September 30, 2024 due primarily to higher expense related to legal matters and higher incentive compensation expense.
Client Assets The following table provides information regarding private banking client assets during the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30,	2024	2023
	(in millions)
Client assets at beginning of period	$55,754	$49,549
Net new money (outflows)	(3,179)	(3,412)
Value change	11,544	9,384
Client assets at end of period	$64,119	$55,521

HSBC USA Inc.
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$305	$285	$20	7.0%
Other operating income	29	74	(45)	(60.8)
Total operating income(1)	334	359	(25)	(7.0)
Expected credit losses	21	8	13	*
Net operating income	313	351	(38)	(10.8)
Operating expenses	187	175	12	6.9
Profit before tax	$126	$176	$(50)	(28.4)%

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$884	$858	$26	3.0%
Other operating income	189	225	(36)	(16.0)
Total operating income(1)	1,073	1,083	(10)	(.9)
Expected credit losses	56	38	18	47.4
Net operating income	1,017	1,045	(28)	(2.7)
Operating expenses	555	484	71	14.7
Profit before tax	$462	$561	$(99)	(17.6)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$117	$112	$5	4.5%
Global Payments Solutions ("GPS")	187	176	11	6.3
Global Trade Solutions ("GTS")(2)	21	20	1	5.0
Investment banking products and other(3)	9	51	(42)	(82.4)
Total operating income	$334	$359	$(25)	(7.0)%

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$337	$334	$3	.9%
GPS	537	528	9	1.7
GTS(2)	60	56	4	7.1
Investment banking products and other(3)	139	165	(26)	(15.8)
Total operating income	$1,073	$1,083	$(10)	(.9)%
(2)Previously referred to as Global Trade and Receivables Finance.
(3)Includes allocated Markets Treasury revenue.
Our CMB segment reported a lower profit before tax during the three and nine months ended September 30, 2024 due to higher operating expenses, lower other operating income and higher expected credit losses, partially offset by higher net interest income.
Net interest income increased during the three and nine months ended September 30, 2024 due primarily to higher allocated Markets Treasury net interest income and higher deposits spreads, partially offset by the unfavorable impact of lower deposit balances and lower earnings on capital.
Other operating income decreased during the three and nine months ended September 30, 2024 due to lower allocated Markets Treasury other operating income, largely reflecting an allocated loss of $56 million in the third quarter of 2024 from the sale of

HSBC USA Inc.
certain securities for risk management purposes. This increase was partially offset by higher fees from account services and, in the year-to-date period, commitments and loan syndication.
Expected credit losses increased during the three and nine months ended September 30, 2024. The loss provisions in the current year periods were driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking. In the prior year periods, the loss provisions were driven by downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic forecasts.
Operating expenses increased during the three and nine months ended September 30, 2024 due primarily to higher cost allocations from our technology and support service functions and higher salaries expense driven by the addition of personnel associated with growth initiatives in innovation banking.
Global Banking and Markets Our GBM business is comprised of three reportable operating segments:
Global Banking  The following table summarizes the Group Reporting Basis results for our GB segment:

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$136	$111	$25	22.5%
Other operating income	78	92	(14)	(15.2)
Total operating income(1)	214	203	11	5.4
Expected credit losses	(4)	(18)	14	77.8
Net operating income	218	221	(3)	(1.4)
Operating expenses	133	144	(11)	(7.6)
Profit before tax	$85	$77	$8	10.4%

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$369	$373	$(4)	(1.1)%
Other operating income	266	238	28	11.8
Total operating income(1)	635	611	24	3.9
Expected credit losses	(4)	12	(16)	*
Net operating income	639	599	40	6.7
Operating expenses	398	420	(22)	(5.2)
Profit before tax	$241	$179	$62	34.6%

*Percentage change is greater than 100 percent.

HSBC USA Inc.
(1)The following table summarizes the impact of key activities on the total operating income of our GB segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
GPS	$140	$98	$42	42.9%
Investment Banking	53	76	(23)	(30.3)
Credit and Lending	14	22	(8)	(36.4)
GTS(2)	14	14	—	—
GB Other(3)	(7)	(7)	—	—
Total operating income	$214	$203	$11	5.4%

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
GPS	$383	$336	$47	14.0%
Investment Banking	181	198	(17)	(8.6)
Credit and Lending	57	65	(8)	(12.3)
GTS(2)	41	41	—	—
GB Other(3)	(27)	(29)	2	6.9
Total operating income	$635	$611	$24	3.9%
(2)Previously referred to as Global Trade and Receivables Finance.
(3)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection, certain credit-linked structured notes and loan sales.
Our GB segment reported a higher profit before tax during the three months ended September 30, 2024 due to higher net interest income and lower operating expenses, partially offset by lower other operating income and higher expected credit losses. In the year-to-date period, our GB segment reported a higher profit before tax due to higher other operating income, lower operating expenses and lower expected credit losses.
Revenue increased during the three and nine months ended September 30, 2024 due primarily to higher revenue in GPS driven by higher net interest income from higher spreads as well as higher account service fees. This increase was partially offset by lower revenue in Investment Banking and Credit and Lending. Lower revenue in Investment Banking was due primarily to lower fees from loan syndication, lower net interest income from decreased loan spreads and balances and, in the year-to-date period, the non-recurrence of fair value adjustment gains recorded in the prior year period on certain loans held for sale reflecting improvements in the financial condition of certain clients. Revenue in Credit and Lending was lower due primarily to lower net interest income from decreased loan spreads.
Expected credit losses increased during the three months ended September 30, 2024 reflecting a lower release in credit loss reserves. The release in credit reserves in the current year period was driven by improvements in the credit condition of a single client relationship, partially offset by downgrades reflecting weakness in the financial condition of certain clients. In the prior year period, the release in credit reserves was driven by improved economic forecasts. In the year-to-date period, expected credit losses improved reflecting a release in credit loss reserves in the current year period for the reasons discussed above compared with a loss provision in the prior year period. The loss provision in the prior year-to-date period was driven by downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic conditions.
Operating expenses decreased during the three and nine months ended September 30, 2024 due primarily to lower cost allocations from our support service functions.

HSBC USA Inc.
Markets and Securities Services  The following table summarizes the Group Reporting Basis results for our MSS segment:

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(in millions)
Net interest income	$13	$4	$9	*
Other operating income	72	115	(43)	(37.4)
Total operating income(1)	85	119	(34)	(28.6)
Expected credit losses	—	—	—	—
Net operating income	85	119	(34)	(28.6)
Operating expenses	78	68	10	14.7
Profit before tax	$7	$51	$(44)	(86.3)%

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest income	$30	$32	$(2)	(6.3)%
Other operating income	231	261	(30)	(11.5)
Total operating income(1)	261	293	(32)	(10.9)
Expected credit losses	—	—	—	—
Net operating income	261	293	(32)	(10.9)
Operating expenses	238	208	30	14.4
Profit before tax	$23	$85	$(62)	(72.9)%

*Percentage change is greater than 100 percent.
(1)The following table summarizes the impact of key activities on the total operating income of our MSS segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$50	$65	$(15)	(23.1)%
Debt Markets	11	6	5	83.3
Securities Financing	13	14	(1)	(7.1)
Equities	12	5	7	*
Securities Services	9	8	1	12.5
MSS Other	—	10	(10)	(100.0)
Credit and funding valuation adjustments	(10)	11	(21)	*
Total MSS	$85	$119	$(34)	(28.6)%

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Foreign Exchange and Metals	$136	$189	$(53)	(28.0)%
Debt Markets	23	19	4	21.1
Securities Financing	37	24	13	54.2
Equities	36	12	24	*
Securities Services	24	25	(1)	(4.0)
MSS Other	(1)	9	(10)	*
Credit and funding valuation adjustments	6	15	(9)	(60.0)
Total MSS	$261	$293	$(32)	(10.9)%
Our MSS segment reported a lower profit before tax during the three and nine months ended September 30, 2024 due primarily to lower other operating income and higher operating expenses. These decreases were partially offset in the three-month period by higher net interest income.

HSBC USA Inc.
Revenue decreased during the three and nine months ended September 30, 2024 due to lower revenue in Foreign Exchange and Metals, MSS Other and credit and funding valuation adjustments. Lower revenue in Foreign Exchange and Metals was driven by lower market volatility in Foreign Exchange compared with the prior year periods as well as the impact of our agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc beginning in September 2023. The agreement to transfer these activities to HSBC Bank plc also resulted in a gain of $10 million recorded in MSS Other during the third quarter of 2023 which did not re-occur. Credit and funding valuation adjustments were unfavorable attributable primarily to funding fair value adjustments on derivatives and, in the year-to-date period, movements related to the economic hedging of interest rate risk and other risks within our structured notes. These decreases were partially offset by higher revenue in Equities and, in the year-to-date period, Securities Financing. Higher revenue in Equities was driven by higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc. Higher revenue in Securities Financing in the year-to-date period was due to higher market rates and increased balance sheet deployment.
Operating expenses increased during the three and nine months ended September 30, 2024 due primarily to higher cost allocations from our technology and support service functions.
Global Banking and Markets Other  The following table summarizes the Group Reporting Basis results for our GBM Other segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(in millions)
Net interest income (expense)	$(3)	$(9)	$6	66.7%
Other operating income (expense)	(48)	17	(65)	*
Total operating income (expense)	(51)	8	(59)	*
Expected credit losses	—	—	—	—
Net operating income (expense)	(51)	8	(59)	*
Operating expenses	25	19	6	31.6
Loss before tax	$(76)	$(11)	$(65)	*

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(in millions)
Net interest income (expense)	$18	$(21)	$39	*
Other operating income (expense)	(2)	63	(65)	*
Total operating income	16	42	(26)	(61.9)
Expected credit losses	—	—	—	—
Net operating income	16	42	(26)	(61.9)
Operating expenses	72	51	21	41.2
Loss before tax	$(56)	$(9)	$(47)	*

*Percentage change is greater than 100 percent.
Our GBM Other segment reported a higher loss before tax during the three and nine months ended September 30, 2024 due primarily to lower revenue driven by lower allocated Markets Treasury other operating income, largely reflecting an allocated loss of $70 million in the third quarter of 2024 from the sale of certain securities for risk management purposes. Lower revenue was partially offset by higher allocated Markets Treasury net interest income and higher cost reimbursements. Also contributing to the higher loss before tax were higher operating expenses driven by higher cost allocations from our support service functions.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest expense	$(175)	$(134)	$(41)	(30.6)%
Other operating income	174	120	54	45.0
Total operating income (expense)	(1)	(14)	13	92.9
Expected credit losses	—	—	—	—
Net operating income (expense)	(1)	(14)	13	92.9
Operating expenses	24	36	(12)	(33.3)
Loss before tax	$(25)	$(50)	$25	50.0%

			Increase (Decrease)
Nine Months Ended September 30,	2024	2023	Amount	%
	(dollars are in millions)
Net interest expense	$(502)	$(347)	$(155)	(44.7)%
Other operating income	507	317	190	59.9
Total operating income (expense)	5	(30)	35	*
Expected credit losses	—	—	—	—
Net operating income (expense)	5	(30)	35	*
Operating expenses	142	104	38	36.5
Loss before tax	$(137)	$(134)	$(3)	(2.2)%

*Percentage change is greater than 100 percent.
Our CC segment reported a lower loss before tax during the three months ended September 30, 2024 due to higher other operating income and lower operating expenses, partially offset by higher net interest expense. In the year-to-date period, our CC segment loss before tax was relatively flat as higher net interest expense and higher operating expenses were largely offset by higher other operating income.
Net interest expense increased during the three and nine months ended September 30, 2024 driven by a higher cost of funds reflecting the impact of higher market rates.
Other operating income increased during the three and nine months ended September 30, 2024 due primarily to higher net funding credits associated with MSS trading activities which increased by $37 million and $154 million, respectively, which reflects the higher net interest expense above. Also contributing to the increase were favorable movements related to the economic hedging of interest rate risk within our own debt and, in the year-to-date period, favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes.
Operating expenses decreased during the three months ended September 30, 2024 and increased in the year-to-date period due primarily to adjustments to deposit insurance special assessment fees. During the three months ended September 30, 2024, we released $8 million of deposit insurance special assessment fees while, in the year-to-date period, we increased our accrual by $34 million. During the first half of 2024, the FDIC informed banks who are required to fund the shortfall in the DIF that the estimated loss has increased and, as a result, we accrued additional fees to reflect our updated special assessment amount. During the third quarter of 2024, the FDIC informed banks that the estimated loss had decreased.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2023 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2023 Form 10-K. There have been no significant revisions to our policies or methodologies during the first nine months of 2024.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	September 30, 2024	June 30, 2024	December 31, 2023
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$531	$567	$574
Consumer loans	16	16	17
Total loans	547	583	591
Securities held-to-maturity	—	—	—
Other financial assets measured at amortized cost(1)	—	—	—
Securities available-for-sale	—	—	—
Total allowance for credit losses	$547	$583	$591

Liability for off-balance sheet credit exposures	$135	$118	$111

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at September 30, 2024 decreased $36 million or 6 percent as compared with June 30, 2024 and decreased $44 million or 7 percent as compared with December 31, 2023 due primarily to a lower loss estimate on our commercial loan portfolio, while our consumer allowance for credit losses was relatively flat.
Our commercial allowance for credit losses at September 30, 2024 decreased $36 million or 6 percent as compared with June 30, 2024 and decreased $43 million or 7 percent as compared with December 31, 2023 driven by a decline in credit reserves for risk factors associated with higher risk industry exposures, lower credit reserves for risk associated with large loan exposures and, as compared with December 31, 2023, the charge-off of two corporate banking loans in the second quarter. These decreases were partially offset by downgrades reflecting weakness in the financial condition of certain clients and higher loss estimates associated with growth in innovation banking.
The liability for off-balance sheet credit exposures at September 30, 2024 increased $17 million or 14 percent as compared with June 30, 2024 and increased $24 million or 22 percent as compared with December 31, 2023 resulting from higher loss estimates associated with growth in innovation banking and downgrades reflecting weakness in the financial condition of certain clients.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	September 30, 2024		June 30, 2024		December 31, 2023
	(dollars are in millions)
Commercial:
Real estate, including construction	$162	11.0%	$145	11.3%	$144	12.0%
Business and corporate banking	262	26.5	300	27.4	302	26.7
Global banking	106	17.0	121	17.1	127	18.1
Other commercial	1	11.8	1	11.0	1	10.9
Total commercial	531	66.3	567	66.8	574	67.7
Consumer:
Residential mortgages	(8)	32.6	(7)	32.1	(9)	31.1
Home equity mortgages	8	.6	7	.6	7	.7
Credit cards	13	.3	13	.3	16	.3
Other consumer	3	.2	3	.2	3	.2
Total consumer	16	33.7	16	33.2	17	32.3
Total	$547	100.0%	$583	100.0%	$591	100.0%
The following table sets forth key ratios for the allowance for credit losses on loans:

	September 30, 2024	June 30, 2024	December 31, 2023
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.42%	1.52%	1.54%
Affiliates	—	—	—
Total commercial	1.29	1.40	1.44
Consumer:
Residential mortgages	(.04)	(.04)	(.05)
Home equity mortgages	2.04	1.79	1.80
Credit cards	7.03	6.91	8.04
Other consumer	3.49	3.53	2.97
Total consumer	.08	.08	.09
Total loans	.88	.96	1.00
Nonperforming loans:(1)(2)
Commercial	90%	90%	135%
Consumer	9	9	9
Total nonperforming loans	72	73	97

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three and nine months ended September 30, 2024 and 2023.
The allowance for credit losses on loans as a percentage of total loans held for investment at September 30, 2024 decreased as compared with both June 30, 2024 and December 31, 2023 due to the decrease in our allowance for credit losses for the reasons discussed above and an increase in total loans held for investment.

HSBC USA Inc.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at September 30, 2024 was relatively flat as compared with June 30, 2024 as the decrease in our allowance for credit losses for the reasons discussed above was offset by a decrease in nonperforming loans as discussed further below in our commercial loan portfolio. As compared with December 31, 2023, the allowance for credit losses on loans as a percentage of nonperforming loans held for investment decreased due to an increase in nonperforming loans as discussed further below in our commercial loan portfolio and the decrease in our allowance for credit losses for the reasons discussed above.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	September 30, 2024		June 30, 2024		December 31, 2023
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$131	.32%	$28	.07%	$416	1.04%
Consumer:
Residential mortgages(1)(2)	127	.63	134	.69	115	.63
Home equity mortgages(1)(2)	5	1.27	4	1.03	4	1.03
Credit cards	4	2.16	3	1.60	4	2.01
Other consumer	3	3.49	2	2.35	2	1.98
Total consumer	139	.67	143	.71	125	.66
Total	$270	.44	$171	.28	$541	.92

(1)At September 30, 2024, June 30, 2024 and December 31, 2023, consumer mortgage loan delinquency includes $69 million, $62 million and $61 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	September 30, 2024		June 30, 2024		December 31, 2023
	Delinquent Loans	Delinquency Ratio	Delinquent Loan	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$3	.07%	$6	.13%	$4	.09%
ARM loans	84	.57	89	.63	69	.51
Our two-months-and-over contractual delinquency ratio increased 16 basis points compared with June 30, 2024 due to higher dollars of delinquency in our commercial loan portfolio. As compared with December 31, 2023, our two-months-and-over contractual delinquency ratio decreased 48 basis points due to lower dollars of delinquency in our commercial loan portfolio, partially offset by higher dollars of delinquency in our consumer loan portfolio. Also contributing to the decrease in the ratio as compared with December 31, 2023 were higher outstanding loan balances.
Our commercial loan two-months-and-over contractual delinquency ratio increased 25 basis points compared with June 30, 2024 due primarily to higher dollars of delinquency driven by a few loans which which became 60 days past due. As compared with December 31, 2023, our commercial loan two-months-and-over contractual delinquency ratio decreased 72 basis points due to lower dollars of delinquency driven by collections, including the collections of two commercial real estate loans in the second quarter and a few large private banking loans in the first quarter.
Our consumer loan two-months-and-over contractual delinquency ratio decreased 4 basis points compared with June 30, 2024 due to lower dollars of delinquency in residential mortgages driven by the collections of a few large loans which became 60 days past due in the second quarter as well as higher outstanding loan balances. As compared with December 31, 2023, our consumer loan two-months-and-over contractual delinquency ratio was relatively flat as higher dollars of delinquency driven primarily by deterioration in residential mortgages was largely offset by higher outstanding loan balances.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2024			2023			2024			2023
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$—	$6,763	—%	$—	$7,077	—%	$—	$6,909	—%	$—	$7,578	—%
Business and corporate banking	5	16,819	.12	31	16,195	.76	53	16,473	.43	35	16,389	.29
Global banking	—	10,271	—	—	9,795	—	3	10,511	.04	—	10,114	—
Other commercial	—	6,943	—	—	6,335	—	—	6,680	—	—	6,845	—
Total commercial	5	40,796	.05	31	39,402	.31	56	40,573	.18	35	40,926	.11
Consumer:
Residential mortgages	(1)	19,836	(.02)	—	17,693	—	(3)	19,189	(.02)	2	17,252	.02
Home equity mortgages	—	392	—	(1)	369	(1.08)	(1)	389	(.26)	(1)	367	(.27)
Credit cards	1	185	2.16	1	196	2.04	3	186	2.15	3	197	2.03
Other consumer	1	67	5.97	—	108	—	1	78	1.28	1	120	.83
Total consumer	1	20,480	.02	—	18,366	—	—	19,842	—	5	17,936	.04
Total	$6	$61,276	.04	$31	$57,768	.21	$56	$60,415	.12	$40	$58,862	.09
Our net charge-off ratio decreased 17 basis points during the three months ended September 30, 2024 due primarily to a lower level of net charge-offs in our commercial loan portfolio driven by the deterioration of a corporate banking loan in the prior year period.
In the year-to-date period, our net charge-off ratio increased 3 basis points due to a higher level of net charge-offs in our commercial loan portfolio driven by the deterioration of two corporate banking loans in the second quarter of 2024, partially offset by a lower level of net charge-offs in our consumer loan portfolio driven by improved net charge-offs in residential mortgages reflecting a modest level of net recoveries in the current year period compared with a modest level of net charge-offs in the prior year period.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	September 30, 2024		June 30, 2024		December 31, 2023
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$593	1.44%	$632	1.56%	$425	1.06%
Consumer:
Residential mortgages(2)(3)(4)	162	.80	161	.83	172	.94
Home equity mortgages(2)(3)	6	1.53	6	1.54	6	1.54
Credit cards	2	1.08	2	1.06	3	1.51
Other consumer	2	2.33	2	2.35	2	1.98
Total consumer	172	.82	171	.85	183	.96
Total	$765	1.23	$803	1.32	$608	1.03

Other real estate owned(5)	$8		$3		$2

(1)See Note 4, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At September 30, 2024, June 30, 2024 and December 31, 2023, total nonperforming loans include $4 million, $4 million and $6 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At September 30, 2024, June 30, 2024 and December 31, 2023, nonperforming consumer mortgage loans include $107 million, $103 million and $108 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes $1 million or less of commercial other real estate owned at September 30, 2024, June 30, 2024 and December 31, 2023.
Our nonperforming loans ratio decreased 9 basis points compared with June 30, 2024 due primarily to lower nonperforming loans in our commercial loan portfolio. As compared with December 31, 2023, our nonperforming loans ratio increased 20 basis points due to higher nonperforming loans in our commercial loan portfolio, partially offset by lower nonperforming loans in our consumer loan portfolio and higher outstanding loan balances.
Our commercial nonperforming loans ratio decreased 12 basis points compared with June 30, 2024 due primarily to lower nonperforming loans as the impact of downgrades was more than offset by paydowns and charge-offs. As compared with December 31, 2023, our commercial nonperforming loans ratio increased 38 basis points due to higher nonperforming loans driven by downgrades, including the downgrade of a global banking loan in the first quarter, partially offset by paydowns and charge-offs.
Our consumer nonperforming loans ratio decreased 3 basis points compared with June 30, 2024 due to higher outstanding loan balances while nonperforming loans were relatively flat. As compared with December 31, 2023, our consumer nonperforming loans ratio decreased 14 basis points due to lower nonperforming loans in residential mortgages driven by collections as well as higher outstanding loan balances.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	September 30, 2024		December 31, 2023
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$8,607	$9,326	$8,753	$9,702
Real estate	4,991	1,724	4,702	1,695
Commercial and professional services	2,853	6,560	3,385	5,915
Consumer services	2,219	3,762	2,445	3,116
Capital goods	2,047	6,858	2,062	6,736
Retailing	1,961	4,986	1,752	4,790
Semiconductors and semiconductor equipment	1,720	1,169	2,116	1,165
Consumer durables and apparel	1,653	3,517	1,599	3,351
Utilities	1,463	1,723	1,334	1,421
Software and services	1,256	8,294	983	4,401
Chemicals	1,053	4,339	977	4,165
Food, beverage and tobacco	1,027	2,293	760	2,482
Energy	977	4,983	774	5,476
Technology hardware and equipment	810	6,272	1,271	6,290
Metals and mining	791	1,002	678	589
Health care equipment and services	785	2,809	966	2,910
Food and staples retailing	573	1,596	588	1,600
Insurance	451	3,266	202	3,138
Media and entertainment	446	928	331	769
Banks	354	225	642	570
Total commercial credit exposure in top 20 industries(1)	36,037	75,632	36,320	70,281
All other industries	1,294	9,765	1,019	9,926
Total commercial credit exposure(2)	$37,331	$85,397	$37,339	$80,207

(1)Based on utilization at September 30, 2024.
(2)Excludes commercial credit exposures with affiliates.
Our commercial real estate secured loan portfolio which totaled $4,120 million and $4,950 million at September 30, 2024 and December 31, 2023, respectively, reflects the following borrower types:

	September 30, 2024	December 31, 2023
Multifamily	41.8%	43.7%
Office	27.6	24.7
Hotels	12.3	16.6
All other types	18.3	15.0
Total	100.0%	100.0%

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at September 30, 2024 and December 31, 2023 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
September 30, 2024
New York State	24.7%	28.3%
California	10.2	47.2
North Central United States	12.3	.9
North Eastern United States, excluding New York State	6.8	7.3
Southern United States	39.6	9.7
Western United States, excluding California	6.4	6.6
Total	100.0%	100.0%
December 31, 2023
New York State	23.8%	30.2%
California	10.2	44.9
North Central United States	12.7	1.0
North Eastern United States, excluding New York State	6.0	7.7
Southern United States	41.2	10.1
Western United States, excluding California	6.1	6.1
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at September 30, 2024 and December 31, 2023. Each category is not mutually exclusive and loans may appear in more than one category below.

	September 30, 2024	December 31, 2023
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$4,564	$4,392
ARM loans(1)	14,807	13,363

(1)During the remainder of 2024 and during 2025, approximately $121 million and $484 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in millions)
Closed end:
First lien	$20,235	$18,341
Second lien	14	15
Revolving(1)	379	374
Total	$20,628	$18,730

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

	September 30, 2024	December 31, 2023
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$9,339	$9,716
Less: collateral held against exposure	1,953	2,459
Net credit risk exposure	$7,386	$7,257

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
Interest Bearing Deposits with Banks totaled $28,334 million and $25,015 million at September 30, 2024 and December 31, 2023, respectively, of which $28,150 million and $24,830 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying

HSBC USA Inc.
liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $4,310 million and $13,878 million at September 30, 2024 and December 31, 2023, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $20,370 million and $20,493 million at September 30, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $43,180 million and $40,772 million at September 30, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $7,653 million and $9,914 million at September 30, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $123,373 million and $121,283 million at September 30, 2024 and December 31, 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $18,410 million at September 30, 2024 from $18,661 million at December 31, 2023. The following table presents the maturities of long-term debt at September 30, 2024:

(in millions)
2024	$572
2025	7,058
2026	1,335
2027	2,867
2028	1,164
Thereafter	5,414
Total	$18,410
The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30,	2024	2023
	(in millions)
Long-term debt issued	$5,270	$3,475
Long-term debt repaid	(5,664)	(3,002)
Net long-term debt issued (repaid)	$(394)	$473
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the nine months ended September 30, 2024.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At September 30, 2024, we were authorized to issue up to $15,000 million, of which $6,363 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $11,968 million was available at September 30, 2024.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At September 30, 2024, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $35,646 million.
Preferred Equity  See Note 19, "Preferred Stock," in our 2023 Form 10-K for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During the third quarter of 2024, HSBC USA received a common stock dividend of $600 million from its subsidiary, HSBC Bank USA.

HSBC USA Inc.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Common equity Tier 1 capital to risk-weighted assets	13.0%	13.0%
Tier 1 capital to risk-weighted assets	13.3	13.3
Total capital to risk-weighted assets	15.5	15.7
Tier 1 leverage ratio(1)	8.2	7.7

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
Regulatory Developments In June 2024, the FDIC issued a final rule to amend its existing resolution planning requirements for insured depository institutions. Under the final rule, banks with $100 billion or more in total consolidated assets that are not affiliated with U.S. G-SIBs, including HSBC Bank USA, are required to submit a full resolution plan every three years and an interim supplement in each intervening year, and are subject to increased submission content requirements and expanded engagement and capabilities testing with the FDIC. HSBC Bank USA's next submission will be an interim supplement which is due on or before July 1, 2025, while its next full resolution plan submission is due on or before July 1, 2026.
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
HSBC North America submitted its 2024 CCAR capital plan in April 2024. In June 2024, the FRB publicly disclosed its supervisory stress test results for all CCAR firms, including HSBC North America, and the results are incorporated into the stress capital buffer for HSBC North America. Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial

HSBC USA Inc.
condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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
2024 Funding Strategy  Our current estimate for funding needs and sources for 2024 are summarized in the following table:

	Actual January 1 through September 30, 2024	Estimated October 1 through December 31, 2024	Estimated Full Year 2024
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$4	$—	$4
Net change in short-term investments and securities	(4)	(8)	(12)
Net change in trading and other assets	—	—	—
Total funding needs	$—	$(8)	$(8)
Increase (decrease) in funding sources:
Net change in deposits	$2	$(2)	$—
Net change in trading and other short-term liabilities	(2)	(6)	(8)
Net change in long-term debt	—	—	—
Total funding sources	$—	$(8)	$(8)
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At September 30, 2024 and December 31, 2023, we had commitments to extend credit totaling $92.4 billion and $87.4 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at September 30, 2024 and December 31, 2023, see Note 16, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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

HSBC USA Inc.
In addition, we had commitments to purchase securities under agreements to resell on a forward starting basis totaling nil and $4.8 billion at September 30, 2024 and December 31, 2023, respectively. These contracts typically expire in less than one month and are secured by collateral primarily from U.S. Treasury securities.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2024 and December 31, 2023, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(dollars are in millions)
Level 3 assets(1)(2)	$846	$729
Total assets measured at fair value(1)(3)	60,786	64,748
Level 3 liabilities(1)	3,044	2,429
Total liabilities measured at fair value(1)	24,804	28,622
Level 3 assets as a percent of total assets measured at fair value	1.4%	1.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	12.3%	8.5%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $418 million of recurring Level 3 assets and $428 million of non-recurring Level 3 assets at September 30, 2024. Includes $355 million of recurring Level 3 assets and $374 million of non-recurring Level 3 assets at December 31, 2023.
(3)Includes $60,256 million of assets measured on a recurring basis and $530 million of assets measured on a non-recurring basis at September 30, 2024. Includes $64,268 million of assets measured on a recurring basis and $480 million of assets measured on a non-recurring basis at December 31, 2023.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2024 and 2023 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $17 million or a decrease of the overall fair value measurement of approximately $35 million at September 30, 2024. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes and swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first nine months of 2024, economic uncertainty remained due to elevated interest rates and the effects from higher inflation. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2023 Form 10-K for a more complete discussion of our approach to credit risk.
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
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators on a daily basis. During the nine months ended September 30, 2024, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both September 30, 2024 and December 31, 2023, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of stable funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both September 30, 2024 and December 31, 2023. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of stable funding for assets and off-balance sheet exposures.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at September 30, 2024:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At September 30, 2024, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both September 30, 2024 and December 31, 2023, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.
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

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected banking book net interest income (reflects projected rate movements on October 1, 2024 and January 1, 2024, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(28)	(1)%	$(17)	(1)%
Resulting from a gradual 100 basis point decrease in the yield curve	12	—	(33)	(1)
Other significant scenarios monitored (reflects projected rate movements on October 1, 2024 and January 1, 2024, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(47)	(2)	(37)	(1)
Resulting from an immediate 100 basis point decrease in the yield curve	28	1	(16)	(1)
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
The following table summarizes our non-trading VaR for the nine months ended September 30, 2024 and at December 31, 2023:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(1)
	(in millions)
At September 30, 2024	$230	$152	$(141)	$241

Nine Months Ended September 30, 2024
Average	287	233	(167)	353
Maximum	305	312		415
Minimum	204	130		230

At December 31, 2023	$326	$226	$(197)	$355

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
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the nine months ended September 30, 2024 and at December 31, 2023:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At September 30, 2024	$1	$1	$3	$(2)	$3

Nine Months Ended September 30, 2024
Average	1	1	3	(1)	4
Maximum	1	4	6		6
Minimum	—	—	1		2

At December 31, 2023	$—	$1	$1	$—	$2

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
During the nine months ended September 30, 2024, we experienced one loss back-testing exception in the third quarter due primarily to increased market volatility in interest rates and foreign exchange rates.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and nine months ended September 30, 2024, included fees of $7 million and $21 million, respectively, compared with fees of $7 million and $20 million during the three and nine months ended September 30, 2023, respectively.

Three Months Ended September 30,	2024			2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$27,419	$314	4.56%	$31,152	$269	3.43%
Federal funds sold and securities purchased under resale agreements(1)	2,267	89	15.62	6,661	129	7.68
Trading securities	19,789	94	1.89	16,684	72	1.71
Securities	42,514	481	4.50	39,733	414	4.13
Loans:
Commercial	41,171	736	7.11	40,238	721	7.11
Consumer:
Residential mortgages	19,837	199	3.99	17,694	152	3.41
Home equity mortgages	392	8	8.12	369	7	7.53
Credit cards	185	5	10.75	196	5	10.12
Other consumer	67	2	11.88	108	2	7.35
Total consumer	20,481	214	4.16	18,367	166	3.59
Total loans	61,652	950	6.13	58,605	887	6.00
Other	1,532	18	4.67	1,940	21	4.29
Total interest earning assets	$155,173	$1,946	4.99%	$154,775	$1,792	4.59%
Allowance for credit losses	(574)			(592)
Cash and due from banks	637			856
Other assets	9,048			10,767
Total assets	$164,284			$165,806
Liabilities and Equity:
Domestic deposits:
Savings deposits	$42,041	$325	3.08%	$48,834	$357	2.90%
Time deposits	21,593	313	5.77	18,412	283	6.10
Other interest bearing deposits	29,887	351	4.67	21,911	278	5.03
Foreign deposits	5,564	57	4.08	5,435	53	3.87
Total interest bearing deposits	99,085	1,046	4.20	94,592	971	4.07
Short-term borrowings:
Securities sold under repurchase agreements(1)	1,245	74	23.65	321	42	51.91
Commercial paper	5,695	84	5.87	5,434	80	5.84
Other short-term borrowings	680	4	2.34	1,535	17	4.39
Total short-term borrowings	7,620	162	8.46	7,290	139	7.56
Long-term debt	17,743	282	6.32	19,152	297	6.15
Total interest bearing debt	124,448	1,490	4.76	121,034	1,407	4.61
Tax liabilities and other	1,572	17	4.30	1,280	13	4.03
Total interest bearing liabilities	$126,020	$1,507	4.76%	$122,314	$1,420	4.61%
Net interest income/Interest rate spread		$439	.23%		$372	(.01)%
Noninterest bearing deposits	19,952			25,265
Other liabilities	6,302			6,478
Total equity	12,010			11,749
Total liabilities and equity	$164,284			$165,806
Net interest margin on average earning assets			1.13%			.95%

HSBC USA Inc.

Nine Months Ended September 30,	2024			2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$28,563	$942	4.41%	$32,589	$809	3.32%
Federal funds sold and securities purchased under resale agreements(1)	3,729	319	11.43	8,075	415	6.87
Trading securities	18,936	268	1.89	14,307	181	1.69
Securities	41,502	1,388	4.47	37,987	1,105	3.89
Loans:
Commercial	40,950	2,182	7.12	41,535	2,084	6.71
Consumer:
Residential mortgages	19,191	558	3.88	17,254	429	3.32
Home equity mortgages	389	22	7.55	367	19	6.92
Credit cards	186	15	10.77	197	13	8.82
Other consumer	78	5	8.56	120	6	6.68
Total consumer	19,844	600	4.04	17,938	467	3.48
Total loans	60,794	2,782	6.11	59,473	2,551	5.73
Other	1,585	57	4.80	1,893	58	4.10
Total interest earning assets	$155,109	$5,756	4.96%	$154,324	$5,119	4.43%
Allowance for credit losses	(583)			(593)
Cash and due from banks	728			906
Other assets	9,000			11,427
Total assets	$164,254			$166,064
Liabilities and Equity:
Domestic deposits:
Savings deposits	$42,774	$981	3.06%	$48,790	$931	2.55%
Time deposits	21,402	935	5.84	17,142	739	5.76
Other interest bearing deposits	27,862	1,011	4.85	21,051	776	4.93
Foreign deposits	5,629	168	3.99	5,793	150	3.46
Total interest bearing deposits	97,667	3,095	4.23	92,776	2,596	3.74
Short-term borrowings:
Securities sold under repurchase agreements(1)	832	195	31.31	400	124	41.45
Commercial paper	5,719	257	6.00	5,361	211	5.26
Other short-term borrowings	756	20	3.53	948	24	3.38
Total short-term borrowings	7,307	472	8.63	6,709	359	7.15
Long-term debt	18,382	865	6.29	19,053	843	5.92
Total interest bearing debt	123,356	4,432	4.80	118,538	3,798	4.28
Tax liabilities and other	1,418	47	4.43	1,149	32	3.72
Total interest bearing liabilities	$124,774	$4,479	4.79%	$119,687	$3,830	4.28%
Net interest income/Interest rate spread		$1,277	.17%		$1,289	.15%
Noninterest bearing deposits	21,402			27,858
Other liabilities	6,283			6,251
Total equity	11,795			12,268
Total liabilities and equity	$164,254			$166,064
Net interest margin on average earning assets			1.10%			1.12%

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the third quarter of 2024 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the third quarter of 2024, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the third quarter of 2024, was approximately $609.
For the Iranian bank related-activity discussed above, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure.
The HSBC Group currently intends to continue to wind down the above activities, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group has individual and corporate customers in the Middle East that, during the third quarter of 2024, made local currency check payments for the rental of property to a corporate entity designated under Executive Order 13224. The HSBC Group processed these checks on behalf of its customers.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2024.
Activity related to U.S. Executive Order 13382 The HSBC Group has an individual customer in Asia that was designated under Executive Order 13882 in the second quarter of 2023. The customer's accounts were restricted at the time and the relationship was exited in the third quarter of 2024. As part of the exit process, the HSBC Group returned the customer's funds to the customer.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2024.
Other activity The HSBC Group has a non-Iranian insurance company customer in the Middle East that, during the third quarter of 2024, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has individual and corporate customers in the Middle East that received local currency checks from an insurance company that is owned by the Government of Iran during the third quarter of 2024. The HSBC Group processed the checks from the insurance company to its customers.
The HSBC Group has individual and corporate customers in Europe that, during the third quarter of 2024, made small local currency domestic payments to, or received such payments from, an Iranian embassy. These customers are engaged in activities that require consular services provided by the embassies or provide goods and services that support the conduct of the official business of the embassies. The HSBC Group processed these payments between its customers and the Iranian embassy.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2024.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during the third quarter of 2024. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2024 relating to these frozen accounts.

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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2024 and 2023, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iii) the Consolidated Balance Sheet at September 30, 2024 and December 31, 2023, (iv) the Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2024 and 2023, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 29, 2024

HSBC USA INC.

By:	/s/ ANDREW FULLAM
Andrew Fullam
Chief Financial Officer