Form 10-K
period 2024-12-31
HSBC USA INC /MD/
filed 2025-02-19
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 14, 2025, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.
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

HSBC Group

HSBC Group aims to be the leading international bank helping personal, wealth and corporate clients thrive through its deep heritage and is a leading provider of transactional banking products and services with a geographical network which provides clients and investors access to what it believes are the most attractive growth opportunities. HSBC Group's ambition is to be the preferred and most trusted international financial partner and create shareholder value.

HSBC North America Operations

HSBC North America is the holding company for HSBC Group's operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2024 were HSBC USA, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain subsidiaries primarily associated with global banking and markets businesses, and HSBC Technology & Services (USA) Inc. ("HTSU"), a provider of information technology and centralized operational and support services including risk management, compliance, operations, finance, tax, legal, human resources, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA's principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC Group's operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services through the pooling of resources within HTSU to provide shared, allocated support functions to all of HSBC North America's subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in debt issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity to both entities. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of HMUS, generally leads or participates as underwriter of all HUSI domestic issuances of term debt. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.

HSBC USA Operations

In support of HSBC Group's strategy, during 2024, our U.S. operations were focused on the core activities of our global businesses and a Corporate Center, as discussed below, and the positioning of our activities to be the leading international banking partner in the United States.
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
HSBC USA also owns a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association ("HTCD"), the primary activities of which are providing personal trust services. The impact of HTCD's operations on HSBC USA's consolidated balance sheets and results of operations for the years ended December 31, 2024, 2023 and 2022 was not material.
At December 31, 2024, we had approximately 419 thousand customers, some of whom are customers of more than one of our businesses. Customers in the states of California and New York accounted for 48 percent and 27 percent, respectively, of our outstanding residential mortgage loans.
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
Wealth and Personal Banking Our WPB business segment provides a range of banking and wealth products and services to individuals and entities through our wealth centers and online channels as well as dedicated relationship managers and centralized teams. Banking and certain exempt securities services are provided through HSBC Bank USA, brokerage and investment advisory services and annuities are provided through our affiliate HSI and additional insurance products are offered through the bank's subsidiary, HSBC Insurance Agency (USA) Inc. These services include asset-driven services, such as credit and lending; liability-driven services, such as deposit taking; and account services and fee- or commission-driven services, such as investment advisory and securities brokerage; as well as the sale of certain third-party insurance solutions. WPB is focused on growing its wealth and banking business in key urban centers with strong international connectivity across the United States, including New York City, Los Angeles, San Francisco, Seattle, Miami and Washington, D.C. WPB serves globally connected affluent, high net worth and ultra-high net worth individuals and entities with a focus on multi-generational families, business executives and entrepreneurs who require sophisticated solutions to help meet their most complex needs domestically and abroad, with many customers sourced in collaboration with our other business lines. WPB works with these customers to provide tailored, coordinated and innovative ways to manage and preserve wealth while seeking to optimize returns by offering a wide range of products and services, including banking, liquidity management, investment services, custody, tailored lending, trust and fiduciary services, insurance, family wealth and philanthropy advisory services.
Commercial Banking  The goal of our CMB business segment is to be the banking partner of choice for international businesses building on our rich heritage, international capabilities and customer relationships to enable global connectivity. CMB strives to execute this vision and strategy by focusing on key markets with high concentrations of international connectivity. Our CMB segment serves the markets through three client groups, notably Corporate, Business Banking and Innovation Banking. Supporting our three client groups is our International Subsidiary Banking team, which provides solutions to international subsidiaries operating in the United States. We also have a specialized Commercial Real Estate group, which focuses on selective business opportunities in markets where we have strong portfolio expertise. Our Innovation Banking team supports a broad range of innovation economy companies across all stages of growth in technology, life sciences, and healthcare, and their investors. Through the HSBC Group's global network of specialist expertise and capabilities, we are connecting innovation centers like Boston, New York and the San Francisco Bay area, with start-up innovation hubs like Israel, the United Kingdom ("U.K.") and Hong Kong.
This structure allows us to align our resources in order to efficiently deliver suitable products and services based on our clients' needs and abilities. Global Payments Solutions ("GPS"), Global Trade Solutions ("GTS"), Lending and Transaction Management, Global Banking and Markets and Securities Services are key product groups with which CMB partners to deliver the global connections and related products and services required by customers. Whether it is through commercial centers or via HSBCnet, our online banking channel, CMB provides customers with the products and services needed to grow their businesses internationally and delivers those products and services through its relationship managers who operate within a robust, customer focused compliance and risk culture, and collaborate across HSBC Group to capture a larger percentage of a relationship.
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

HSBC USA Inc.
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
Our GBM business is comprised of three distinct operating segments:
•Global Banking ("GB") provides banking and financing advice and solutions for sovereign, corporate and institutional clients, including loans, working capital, GTS product and service offerings, GPS product and service offerings, leveraged and acquisition finance, real assets and structured finance, mergers and acquisitions advisory, as well as capital raising in the debt and equity capital markets.
•Markets and Securities Services ("MSS") provides 24-hour coverage and knowledge of world-wide local markets, including services in credit and rates, foreign exchange, precious metals, equities and securities services. MSS includes revenues for certain products and services sold to GB clients that are not reflected in the GB segment. For certain derivative activities, MSS receives performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc.
•Global Banking and Markets Other ("GBM Other") includes activities performed on behalf of other HSBC affiliates, allocated Markets Treasury and certain corporate funding and liquidity charges not assigned to products.
Corporate Center Our CC segment includes certain corporate function and technology costs, certain debt issued for which fair value option accounting was elected and related derivatives, certain affiliate transactions, certain investments held for Community Reinvestment Act purposes, tax credit investments, adjustments to the fair value of HSBC shares held for stock plans and, beginning in 2023, Federal Deposit Insurance Corporation special assessment fees. Prior to 2023, our CC segment also included certain costs incurred related to our strategic plan to restructure our operations which was completed in 2022, primarily consisting of lease impairment and other related costs as well as support service project costs and severance costs allocated to us from HTSU and other HSBC affiliates.
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
2025 Organizational Structure Update In October 2024, HSBC announced that it was simplifying the HSBC Group's organizational structure to accelerate delivery against its strategic priorities. While HSBC's strategic priorities remain unchanged, the organizational structure changes will reduce the duplication of processes and decision making built into the current structure and will result in greater alignment in serving customers. Effective January 1, 2025, the HSBC Group operates through four businesses: Hong Kong, United Kingdom, Corporate and Institutional Banking ("CIB"), and International Wealth and Premier Banking ("IWPB"). As a result, beginning in the first quarter of 2025, we will combine our CMB and GBM businesses to create a single CIB business, and we will rename our WPB business IWPB. Therefore, we expect CIB and IWPB along with the CC will be our reportable segments beginning in the first quarter of 2025.

Funding

We fund our operations using a diversified deposit base, supplemented by issuing short-term and long-term unsecured debt, secured financing repurchase agreements utilizing High Quality Liquid Assets ("HQLA"), accessing the Federal Home Loan Bank of New York, issuing preferred equity, and, as necessary, receiving capital contributions from our parent, HSBC North America. Emphasis is placed on maintaining stable deposit balances. In 2024, our primary source of funds continued to be deposits, augmented by issuances of commercial paper, securities sold under repurchase agreements, federal funds purchased and term debt.
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
The cash generated by these funding sources is primarily used to service our debt obligations, originate new loans, purchase investment securities, pay preferred dividends and, as available and appropriate, pay common dividends or common distributions to our parent.

Human Capital

At December 31, 2024, we had 2,106 employees. We rely heavily on Human Resource ("HR") services provided by an affiliate, HTSU, which supports our HR related activities including HR Operations, Performance and Reward, Learning and Talent Development, Resourcing and Onboarding, and Employee Relations while working with our business segments and support functions to help achieve our business objectives.
By focusing on employee well-being, inclusion, and engagement, as well as building our peoples' skills and capabilities for now and for the future, we aim to create an environment where our people can fulfill their potential. We use confidential surveys to assess progress and make changes in response to issues raised in the surveys. We promote a collaborative culture where our people feel connected, supported to speak up and where our leaders encourage feedback. Where we make organizational changes, we support our people through the change.
How we listen to our employees We capture our employees' views and engage in dialogue with employees based on their feedback on a range of topics, such as our strategy, culture, behavior, well-being, benefits, pay, performance, and working environment through our annual employee survey, Snapshot. Results are presented to the U.S. Executive Committee, the Board of Directors, as well as the Group Executive Committee and relevant management committees. Beginning January 1, 2025, the U.S. Executive Committee and the Group Executive Committee were simplified and renamed the U.S. Operating Committee and the Group Operating Committee, respectively.
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
We rely on our employees to deliver fair outcomes for our customers while acting with integrity in the financial markets. A high standard of personal conduct is critical to our ability to live up to this commitment and ensure a healthy working environment. We manage misconduct by taking action, as appropriate, up to and including dismissal. We report on cases of misconduct on a regular basis to management committees. Bullying and harassment of any type are not tolerated, and we have strict processes to manage this behavior.
Remuneration Our pay and performance strategy aims to reward competitively the achievement of long-term sustainable performance to attract and motivate the best people, regardless of gender, ethnicity, age, disability or any other factor unrelated to performance or experience, while performing their role in the long-term interests of our stakeholders.
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
Inclusion and Culture We are committed to a company-wide approach to inclusion and culture that values difference. We want to embrace our employees' diverse ideas, styles, and perspectives to understand our customers, communities, suppliers, and investors. HSBC's Global Principles outline that our employees must treat each other with dignity and respect, creating an inclusive culture to support equal opportunities. We do not tolerate discrimination, bullying, harassment, or victimization. Our U.S. Executive Committee members are responsible for our inclusion and culture agenda.
We review our pay practices internally and with independent third parties and adjust if pay differences are identified that are not due to objective, tangible reasons such as performance or skills and experience. We have a gender pay gap that is driven by the composition of our workforce as there continues to be more men than women in senior, high-paid roles, and more women in junior roles.
Our employees are encouraged to participate in our Employee Resource Groups ("ERGs"). The ERGs are voluntary, company-endorsed employee groups dedicated to fostering an inclusive work environment within the context of our mission, values, goals, business parameters and objectives. In addition, ERGs not only support organizational inclusion and culture efforts, but

HSBC USA Inc.
identify and lobby for initiatives that will improve the sense of belonging for its members. ERGs are invaluable in providing the organization with feedback from employees to decision-makers and serve as a touch point for engaging all employees inclusively.
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
Health and safety We are committed to providing a safe and healthy working environment for everyone. We strive to ensure the best health and safety management practices are adopted across HUSI.
Supporting our employees through organizational change To ensure we have the right roles in the right locations, our businesses regularly re-evaluate their structures. We strive to support colleagues closely through all organizational change, which will include those who will be affected by our business update. Our focus is to prioritize retention of our employees through mechanisms such as redeployment. When redundancies are necessary, we seek to treat people fairly and responsibly. We use objective and appropriate selection criteria for redundancies. We prohibit selection on grounds linked to personal characteristics, for example gender, race, age or having raised past concerns. Additionally, we provide employees access to resources via employee assistance programs and career transition services.

Regulation and Competition

Regulation  We are subject to, among other things, an extensive statutory and regulatory framework applicable to bank holding companies ("BHCs"), financial holding companies and banks. U.S. regulation of banks, BHCs and financial holding companies is intended primarily for safety and soundness of banks, and the protection of the interests of depositors, the Federal Deposit Insurance Fund and the banking system as a whole rather than the protection of security holders and creditors.
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

HSBC USA Inc.
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

HSBC USA Inc.
HSBC Bank USA is subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In October 2023, the federal banking agencies finalized a rulemaking to amend their CRA regulations. The rule significantly expands the number of areas in which a bank is evaluated, materially changes the tests used to evaluate the bank in those areas, and expands the data a bank must collect and report. We are analyzing the effects of the final rule, which could increase HSBC Bank USA's obligations and compliance costs necessary to achieve a "Satisfactory" or "Outstanding" rating under the CRA framework, which factor into the ability of banks to expand and engage in new activities. The rule was effective as of April 1, 2024, but with an extended transition period. Many requirements do not take effect until January 1, 2026 and certain other requirements, including new reporting requirements, are further delayed until January 1, 2027.
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
Affiliate Transaction Restrictions HSBC Bank USA and HTCD are subject to significant restrictions imposed by federal law on extensions of credit to, and certain other "covered transactions" with HSBC USA or other affiliates. Covered transactions include loans and other extensions of credit, investments and asset purchases, derivatives and certain other transactions involving the transfer of value from, or taking the credit risk by, a subsidiary bank to an affiliate or for the benefit of an affiliate. Dodd-Frank expanded these affiliate transaction restrictions to include as a covered transaction the credit exposure of a bank to an affiliate arising from a derivative, securities lending/borrowing or repurchase transaction with an affiliate. The FRB has yet to propose rules to implement these revisions. A bank's transactions with its non-bank affiliates are also generally required to be on arm's length terms. Certain Edge Act subsidiaries of HSBC Bank USA are limited in the amount of funds they can provide to other affiliates including their parent. Amounts above their level of invested capital generally must be secured with cash or U.S. government securities.
Unless an exemption applies, or a specific waiver is granted by the FRB, covered transactions by a bank with a single affiliate are limited to 10 percent of the bank's capital and surplus, and all covered transactions with affiliates in the aggregate are limited to 20 percent of a bank's capital and surplus. Loans and extensions of credit to affiliates by a bank generally are to be secured in specified amounts with cash or U.S. government securities.
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

HSBC USA Inc.
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
In 2023, U.S. banking regulators proposed changes to the regulatory capital rules applicable to U.S. banks, BHCs and IHCs with total consolidated assets of $100 billion or more that were intended to be broadly consistent with revisions to Basel III finalized by the Basel Committee on Banking Supervision in 2017. The future of this proposal is highly uncertain.
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

HSBC USA Inc.
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
Under the FRB and FDIC rule implementing the resolution planning requirements for depository institution holding companies (the "SIFI Plan") in the Dodd-Frank Act, HSBC is required to file a SIFI Plan every three years. HSBC's last SIFI Plan was a targeted resolution plan submitted in December 2021. The FRB and FDIC provided feedback on this targeted plan in December 2022. The FRB and FDIC did not identify any shortcomings or deficiencies as a result of this review of HSBC's 2021 targeted plan, but noted areas where further progress will help improve HSBC's preparation for a rapid and orderly resolution of its U.S. subsidiaries and operations that may be addressed in HSBC's next plan submission. As the combined U.S. operations of HSBC moved from Category III to Category IV shortly after its last submission, it is now a triennial reduced filer, which requires the submission of reduced plans every three years. The next SIFI Plan submission is due on July 1, 2025. Under the FDIC's separate resolution plan requirements for insured depository institutions (the "IDI Plan"), banks with $100 billion or more in total consolidated assets, including HSBC Bank USA, are required to submit IDI Plans. HSBC Bank USA submitted its latest IDI Plan in December 2022. In June 2024, the FDIC issued a final rule to amend its existing resolution planning requirements for insured depository institutions. Under the final rule, banks with $100 billion or more in total consolidated assets that are not affiliated with U.S. G-SIBs, including HSBC Bank USA, are required to submit a full resolution plan every three years and an interim supplement in each intervening year, and are subject to increased submission content requirements and expanded engagement and capabilities testing with the FDIC. HSBC Bank USA's next submission will be an interim supplement which is due on or before July 1, 2025, while its next full resolution plan submission is due on or before July 1, 2026. The FRB has also separately established a framework for recovery plans, although HSBC is not currently required to submit a recovery plan to U.S. regulators unless specifically requested to do so.
The OCC also recently finalized revisions to its recovery planning guidelines, which included lowering the threshold of banks to which it applies from $250 billion to $100 billion average total consolidated assets. HSBC Bank USA now becomes subject to these requirements and must comply with most aspects of the revised rule by January 1, 2026.

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
Deposit Insurance  Deposits placed at HSBC Bank USA and HTCD are insured by the FDIC, subject to the limitations and conditions of applicable law and the FDIC's regulations. The standard deposit insurance amount is $250,000 per depositor for each account category. HSBC Bank USA and HTCD are subject to risk based assessments from the FDIC. Such assessments determine the deposit insurance costs paid by HSBC Bank USA and HTCD to the FDIC. While the assessments are generally payable quarterly, the FDIC also has the authority to impose special assessments to prevent the Deposit Insurance Fund ("DIF") from declining to an unacceptable level.
In November 2023, the FDIC issued a final rule that imposes a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the DIF arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. This resulted in additional deposit insurance assessment fees of $243 million being accrued in 2023. Because the estimated loss to the DIF will be periodically adjusted as actual losses are incurred, the FDIC retains the ability to cease collection early, extend the special assessment collection period beyond the initial eight-quarter collection period, or impose a final shortfall special assessment after the receiverships for the two banks are terminated. During 2024, the FDIC informed banks who are required to fund the shortfall in the DIF that the estimated loss has increased and it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period at a rate that reflects estimated changes in the special assessment. As a result, during 2024, we accrued $31 million of additional deposit insurance special assessment fees to reflect our updated special assessment amount.
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
Cybersecurity The federal banking and financial services regulators issue regulations and cybersecurity guidance intended, among other things, to enhance cyber risk management standards among financial institutions. Financial institutions are expected to design multiple layers of security controls to establish lines of defense and to design their risk management processes to address the risk posed by compromised customer credentials, including various security measures to reliably authenticate customers' accessing internet-based services of the financial institution. Further, a financial institution's management is expected to maintain sufficient business continuity planning processes to enable rapid recovery, resumption and maintenance of the institution's operations after a cyberattack or an outage. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution, or its critical service providers, is subject to this type of cyberattack or an outage. If we fail to observe applicable regulatory requirements and guidance, we could be subject to various regulatory sanctions, including financial penalties.
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
In July 2023, the SEC adopted disclosure rules and amendments regarding cybersecurity risk management, governance and incident reporting by public companies. Under the SEC disclosure rules, public companies, including HUSI, are required to file a Form 8-K within four business days of determining that it had suffered a material cybersecurity incident, and file amended Form 8-Ks with disclosure updates to the extent certain information remains unknown at the time of the initial filing. The SEC

HSBC USA Inc.
disclosure rules also include disclosure requirements regarding policies and procedures for the identification and management of cybersecurity risks, oversight and management over cybersecurity risks, and expertise in cybersecurity matters. For more information about our cybersecurity risk management, strategy and governance provided in accordance with the SEC disclosure rules, see Item 1C, "Cybersecurity," in this Annual Report on Form 10-K.
Cybersecurity remains an area of significant regulatory focus, and federal and state regulators have been active in proposing, enacting and enforcing privacy and cybersecurity laws and regulations. In 2024, the Federal Housing Authority and Ginnie Mae issued new cybersecurity notification rules and the Cybersecurity Infrastructure and Security Agency proposed a new cybersecurity notification rule. Additionally, several states, including California, have proposed and are in the process of implementing new or updated cybersecurity regulations. We expect this trend of federal and state-level activity to continue and work continually to monitor applicable developments.
Single-Counterparty Credit Limits The FRB limits credit exposures to single counterparties for large BHCs and IHCs. As a Category IV firm, HSBC North America is not directly subject to these single counterparty credit limits. However, HSBC North America, together with its subsidiaries, could become subject to a separate limit on its exposures to certain unaffiliated systemically important counterparties if its parent, HSBC, cannot certify its compliance with a large exposure regime in the United Kingdom that is consistent with the Basel large exposure framework.
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
Our US Global Code of Conduct and Code of Ethics for Senior Financial Officers can be found on our corporate website, www.about.us.hsbc.com, under "Investor Relations." Printed copies of this information can be requested at no charge. Requests should be made to HSBC USA Inc., 66 Hudson Boulevard, New York, New York 10001, Attention: Corporate Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the US Global Code of Conduct and Code of Ethics for Senior Financial Officers by posting such information on our website, at the address and location specified above.

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
Risks related to the Economy, Financial Markets and Interest Rates
Market and economic conditions will continue to affect our businesses, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States, we are particularly exposed to downturns in the U.S. economy, including housing, high unemployment, the availability of credit and liquidity and reduced economic growth. While the U.S. economy continued to grow in 2024, economic uncertainty remains due to elevated interest rates and the effects from higher inflation. General business, economic and market conditions that could continue to affect us include:
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
Although unemployment rates have remained low in 2024, if businesses were to become cautious to hire, lay-off employees or reduce hours for employees, losses could be significant in our consumer loans due to decreased consumer income, which will impact demand for products and services offered by many of our commercial loan clients. In addition, on-going domestic and global policy issues, such as interest rate levels, trade policy and economic sanctions, as well as continued implications from the Russia-Ukraine war and the turmoil in the Middle East will continue to impact the capital markets, trade and corporate earnings which also impacts our commercial loan performance. The sustainability of economic growth will be determined by numerous variables including consumer sentiment, interest rate levels, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. In the event economic conditions deteriorate and lead to a recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.
While inflation remained slightly above the FRB's target inflation rate during 2024, the effects from higher inflation remain. The significant increase in inflation from 2021 to 2023 has led to tighter-than expected monetary policy, which in turn, has increased the borrowing costs of our customers and reduced asset prices. If high inflation were to return, it could lead to further increases in the borrowing costs of our customers, making it more difficult for them to repay their loans or other obligations. The higher interest rates needed to tame price pressures could also further reduce asset prices, weaken economic activity and possibly lead to a recession.

HSBC USA Inc.
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
While we believe that our allowance for credit losses was appropriate at December 31, 2024, there is no assurance that it will be sufficient to cover future credit losses. In the event of a deterioration in economic conditions, we may be required to increase our allowance in future periods, which would reduce our earnings.
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
Risks related to Regulation, Legislation and Litigation
Federal, state, local and other similar international measures to regulate the financial industry may significantly impact our operations.  We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, derivatives, capital, liquidity, consumer credit, bankruptcy, privacy, cybersecurity, consumer protection or other matters, could materially impact our operations and performance.
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
The total impact of the Dodd-Frank Act and subsequent legislative and regulatory initiatives cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators may respond through the promulgation of new regulations and revisions to existing regulations and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory actions in the United States, the United Kingdom, the European Union ("EU") and in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our businesses, results of operations or financial condition. Furthermore, certain large G-SIBs, including our ultimate parent HSBC, have in recent years become subject to capital surcharges and other enhanced prudential requirements. The Financial Stability Board ("FSB") has identified HSBC as one of three G-SIBs subject to a 2 percent surcharge. The FRB's rules implementing the G-SIB surcharge in the United States do not impose additional capital requirements on us because the U.S. G-SIB surcharge only applies to the eight largest U.S. banking organizations.
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
Uncertainty surrounding the potential legal, regulatory and policy changes by the new administration in the United States may directly impact financial institutions and the global economy. The new administration has indicated that it would like to see changes made to certain financial reform regulations, which has resulted in increased regulatory uncertainty. Changes in federal policy and regulatory agencies have begun and are expected to continue over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry as well as changes to the tax code and related regulatory and administrative guidance. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework, the tax code and related regulatory and administrative guidance affecting financial institutions remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our results of operations and financial condition.
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

HSBC USA Inc.
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
In 2019, the Bank of England ("BoE") and the Prudential Regulation Authority ("PRA") published the Resolvability Assessment Framework ("RAF"), which places the onus on firms to demonstrate their own resolvability and is designed to increase transparency and accountability for resolution planning. In order to be considered resolvable, HSBC must meet three outcomes on an ongoing basis. Specifically, it must: (i) have adequate resources in resolution; (ii) be able to continue business through resolution and restructuring; and (iii) be able to co-ordinate its resolution and communicate effectively with stakeholders.
The RAF requires HSBC to prepare a report on HSBC Group's assessment of its resolvability, which is submitted to the PRA and BoE on a biennial basis. HSBC submitted its first report to the BoE in October 2021 (followed by an addendum in February 2022) and published a public summary of the first report in June 2022. Alongside publication of the summary, the BoE publicly disclosed its own assessment of HSBC's resolvability, which identified certain shortcomings and areas for further enhancement which HSBC has since sought to address.
HSBC submitted its second report to the BoE in October 2023 (followed by an addendum in January 2024) and published a public summary of the second report in August 2024. Alongside publication of the summary, the BoE again publicly disclosed its own assessment of HSBC's resolvability. The BoE acknowledged the progress that had been made in relation to the shortcomings identified in its 2022 assessment of HSBC's first report and confirmed that it no longer considers there to be shortcomings in the relevant areas. However, the BoE also identified two areas for further enhancement, which HSBC is currently working to address.
Under the RAF, HSBC assesses its resolvability both from a U.K.-focused and a Group-wide perspective, and has implemented common resolvability capabilities across the Group's significant entities, including material entities in its U.S. group. HSBC continues to engage with the BoE, PRA, FRB, FDIC and its global regulators in other jurisdictions to ensure that it meets current and future recovery and resolution requirements and could face regulatory penalties if these requirements are not met.

HSBC USA Inc.
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
In the current regulatory environment, capital and liquidity requirements are frequently introduced and amended. Our regulators may increase regulatory minimum or buffer requirements, change how regulatory capital is calculated or increase liquidity requirements. A significant component of regulatory capital ratios is calculating our risk-weighted assets and our leverage exposure which may increase. The Basel Committee has also revised several key methodologies for measuring risk-weighted assets. These revisions include changes to the standardized approach for credit risk and operational risk, constraints on the use of internal models, a capital floor based on the revised standardized approaches, and a final standard on the minimum capital requirements for market risk. In 2023, U.S. banking regulators issued proposals to (i) update the U.S. Basel III rule in a manner broadly consistent with, but in some cases more stringent than, the Basel Committee revisions and (ii) require certain U.S. banks, BHCs and IHCs, including HSBC Bank USA and HTCD, to issue and maintain long-term debt to improve resolvability. The future of these proposals is highly uncertain. See "Regulation and Competition - Regulatory Capital and Liquidity Requirements." These and other future regulatory or legislative proposals could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America, as well as our ability to meet these requirements.
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
We are subject to tax-related risks. We are subject to the various tax laws of the United States and its states and municipalities in which we operate. These tax laws are inherently complex and we must make judgments and interpretations about the application of these laws to the HSBC North America entities, operations and businesses. Our interpretations and application of the tax laws could differ from that of the relevant governmental taxing authority, which could result in the potential for the payment of additional taxes, penalties or interest, which could be material. Additionally, the amounts ultimately paid may differ materially from the amounts provided depending on the ultimate resolution of the matter.
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

HSBC USA Inc.
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
(c) Regulatory and legal risks to our businesses: We are subject to a number of legal and regulatory actions or investigations, the outcomes of which are inherently difficult to predict. Unfavorable outcomes could have a material adverse effect on our operating results and brand. Unfavorable legislative or regulatory developments, or changes in the policy of regulators or governments, could also have a material adverse effect on our operations, financial condition and prospects.
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
While substantial restructuring initiatives are complete, considerable work is required to execute on our growth strategies. Alongside the strategic actions, we continue to implement a number of externally driven regulatory remediation programs. The magnitude and complexity of the projects required to meet these demands has resulted in heightened execution risk. Additionally, we may be unable to fully realize ongoing cost optimization efforts and the other anticipated benefits from those efforts and we may not be able to realize them in the currently anticipated timeframes.

HSBC USA Inc.
The cumulative impact of the collective strategic priorities has direct implications on resourcing and our people. Failure to successfully implement our business strategies may have a material adverse effect on our businesses, prospects, financial condition, and results of operations.
We may be unable to meet our funding requirements due to deposit attrition or access to the capital markets.  HSBC USA is a holding company without operations of its own and therefore relies on dividends and other distributions for a portion of its funding and liquidity. Federal and state laws limit the amount of dividends and distributions that our subsidiaries may pay. Our primary source of funding is deposits, augmented by issuance of commercial paper, securities sold under repurchase agreements, federal funds purchased and term debt. Adequate liquidity is critical to our ability to operate our businesses.
We also access wholesale markets in order to provide funding for entities that do not accept deposits, to align asset and liability maturities and currencies and to maintain a market presence. We issued a total of $9,258 million of long-term debt at various points in 2024, including $1,500 million of senior notes issued in March. An inability to obtain financing in the unsecured long-term or short-term debt capital markets because of market factors or factors in our businesses could have a substantial adverse effect on our liquidity. Unfavorable macroeconomic developments, market disruptions or regulatory developments may increase our funding costs or challenge our ability to raise funds to support our businesses, materially adversely affecting our businesses, prospects, financial condition and/or results of operations.
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
We face significant and increasing competition in the rapidly evolving financial services industry. We compete with other financial institutions in a highly competitive industry that continues to undergo significant change as a result of financial regulatory reform as well as increased public scrutiny and a dynamic economic environment. We target globally-connected clients who need sophisticated global solutions and we generally compete on the basis of the quality of our customer service, the wide variety of products and services that we can offer our customers and the ability of those products and services to satisfy our customers' needs, the extensive distribution channels available for our customers, our innovation, and our reputation. Continued or increased competition in any one or all of these areas may negatively affect our market share and results of operations and/or cause us to increase our capital investment in our businesses in order to remain competitive. Additionally, our products and services may not be accepted by our targeted clients.
Given the current economic, regulatory, and political environment for large financial institutions such as us, and possible public backlash to bank fees and the emergence of new products, fintech, and non-bank companies, there is increased competitive pressure to provide products and services at current or lower prices. Consequently, our ability to reposition or reprice our products and services from time to time may be limited and could be influenced significantly by the actions of our competitors who may or may not charge similar fees for their products and services. Any changes in the types of products and services that

HSBC USA Inc.
we offer our customers and/or the pricing for those products and services could result in a loss of customers and market share and could materially adversely affect our results of operations. Further, new entrants to the market or new technologies, including generative artificial intelligence and distributed ledger technology, could require us to spend more to modify or adapt our products to attract and retain customers. Continued technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions as well as other companies to provide electronic and Internet-based financial solutions, including electronic payment solutions. We may not respond effectively to these competitive threats from existing and new competitors and may be forced to increase our investment in our businesses to modify, adapt or develop products, services, and technology infrastructure to respond to our customers' needs. Any of these factors may have a material adverse effect on our businesses, prospects, financial condition and results of operations.
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
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which may lead to adverse ratings actions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At December 31, 2024, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
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
Third parties may use us as a conduit for illegal activities without our knowledge, which could have a material adverse effect on us. A major focus of U.S. government policy relating to financial institutions in recent years has been combating financial crime activity, including money laundering, bribery and corruption and violations of economic sanctions. We are required to comply with applicable AML, anti-bribery/corruption and sanctions laws and regulations, and we have various policies and procedures, including 'Know Your Customer' procedures and other internal controls, that are reasonably designed to achieve such compliance. These policies and procedures are aimed at preventing the use of our products and services for the purpose of committing or concealing financial crime. We may, where permitted by regulation, engage third parties to undertake certain financial crime risk management activities on our behalf.
A program consisting of policies and procedures that are reasonably designed to achieve compliance with financial crime laws may not always prevent third parties from using us (and our relevant counterparties) as a conduit for money laundering, including illegal cash operations without our knowledge (and that of our relevant counterparties), or committing acts of bribery or violations of economic sanctions through us. In addition, the accessibility and increasing sophistication of generative artificial intelligence brings financial crime risks. While there is potential for the technology to support financial crime detection, there is also a risk that criminals use generative artificial intelligence to perpetrate fraud, particularly scams. Developments in payments technologies, including those based on distributed ledger technology, could impact the effectiveness of our financial crime controls. We or our affiliates becoming a party to violations of financial crime laws or regulations, or perceptions of being associated with such activity, could damage our reputation and/or lead to fines, penalties, business restrictions being imposed on us and/or other legal enforcement. Any one of these outcomes could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.
Operational risks are inherent in our businesses and may adversely impact our businesses and reputation. We are exposed to many types of operational risks that are inherent in banking operations, including fraudulent and other criminal

HSBC USA Inc.
activities (both internal and external), breakdowns in processes or procedures and systems failure. For example, fraudsters may target any of our products, services or delivery channels, including lending, internet banking, payments, bank accounts and cards. Further, there is a risk that our operating system controls, business continuity efforts or data security systems could prove to be inadequate. Adoption of emerging technologies, such as generative artificial intelligence and distributed ledger technology, may also expose us to operational risks, including unanticipated costs, scarcity of specialist expertise, increase in legacy technology burden, reduced resilience or security, or insufficient controls. These operational risks apply equally when we rely on third-party service providers and partners to provide services to us and our customers. These risks may result in financial loss to us (including unanticipated expenses to correct any defect, and litigation expenses), an adverse customer experience, reputational damage and potential regulatory action, which could have a material adverse effect on our businesses, prospects, financial condition and results of operation.
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
•unforeseen complications from changes or updates, including those caused by vendors;
•events arising from local, regional or international politics, including terrorist acts or acts of war; and
•absence of personnel necessary to operate or maintain our systems, due to global pandemics or other unforeseen emergencies.
Consequences of a technology failure may include operational disruptions, cybersecurity incidents (including loss of confidentiality, integrity, or availability of customer data), litigation expenses and liability for damages, loss of business, reputational damage, regulatory fines and increased regulatory scrutiny, and unanticipated costs to remediate the failure. This could have a material adverse effect on our operations, financial condition, business prospects, and reputation.
Our operations are subject to risk of cyberattacks. The threat of cyberattacks poses significant risk to financial institutions, including us. Cyberattacks continue to evolve (including due to emerging technologies, such as generative artificial intelligence) and vulnerabilities in technology systems continue to be exploited by cyber criminals at an increasing rate. Malicious actors, including state-sponsored attackers, hackers for hire, organized syndicates, hacktivist groups, and those who might act from within our organization (known as insider threats) have developed a variety of cyberattacks. These attacks include malware (such as ransomware), exploitation of both known and unpublished (zero-day) vulnerabilities in software, data extortion, various types of phishing, distributed denial of service, and other sophisticated methods of compromising critical or sensitive systems and information. Continued geopolitical conflicts also escalate the overall risk of cyberattacks.
Like other financial institutions, we experienced numerous common cyberattacks, including for example, distributed denial of service and phishing attacks, and we expect to continue to be the target of cyberattacks. Some of our third-party service providers also experienced cyberattacks. As of the date of this disclosure, we have not been materially affected by cyberattacks, however, we recognize that we could be materially affected by such risks in the future. We remain an attractive target for cyberattacks due to, among other things, HSBC Group's geographical span and prominent role in the financial services industry, our offering of internet banking and mobile banking platforms, our storage of significant amounts of customer and other confidential information, the continued increase of services delivered via the internet, increasing reliance on Internet-based products, applications and data storage and an increased use of hybrid working models by our and HSBC Group's employees, contractors, third-party service providers and their sub-contractors. Our exposure to cyberattacks could increase in the event we fail to adhere to our cybersecurity policies, procedures or controls, employee wrongdoing, or human, governance or technological error that compromises our ability to effectively defend against and respond to cyberattacks. Failure to adequately upgrade or maintain our technology environment could also result in greater susceptibility to cyberattacks or a change in the nature or intensity of cyberattacks could require additional capital expenses for human resources and technology, even if such attacks remain unsuccessful. While we continue to make investments in technology and adopt measures designed to prepare for, detect, respond to and recover from cyberattacks, such actions cannot provide assurance that we will be successful in mitigating cyberattacks.
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
Our operations are subject to risk relating to data, including consumer privacy rights. Our operations depend on our ability to collect, maintain, and process a significant amount of data in a complex data environment. Data availability, quality and integrity are critical for our decision making, enterprise risk management and operational processes, as well as for complying with regulations. As we become more data driven and our business processes rely more on digital channels, the volume of data that we and our customers interact with continues to increase. Our data management policies, processes, and controls, including with respect to data architecture, data availability, data quality, data integrity, and data retention or deletion are designed to ensure that problems with data are identified, reported and addressed.
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
As a financial institution, we necessarily gather, maintain and use a significant amount of customers' personal data. Continued changes in privacy laws and regulations, including changes in their scope and interpretation, increased enforcement activity, and inconsistencies in requirements in different jurisdictions have increased and could further increase compliance complexity and related costs and risks with respect to management of personal data, including significant financial penalties for compliance failures. Developments in privacy laws and regulations could limit our ability to: use customer data, develop new products or pursue business opportunities, and respond to technological changes. Such developments could also pose challenges to our operations, including with respect to sharing data with our affiliates and transferring data from various jurisdictions. These developments also could heighten the reputational impact of perceived misuses of customer data, whether caused by us, our vendors, or those who gain unauthorized access to our customer data. Other regulatory developments could require us to increase consumer access to data (including through authorized third parties), which may lead to increased customer turnover from ease of transferring to a competitor.
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

HSBC USA Inc.
Our operations are subject to third-party risk. We rely on third-party service providers and partners, who, in turn, rely on their own networks of vendors, to deliver goods and services to us, our affiliates, and our customers. Our third-party service providers and partners are subject to the same or similar risks as we are, including technology failures, cybersecurity incidents, capacity constraints, and inadequate data management or privacy protections, the risk of which we may not be able to effectively monitor or mitigate. Any of these risks could impede their ability to provide products or services to us and materially disrupt our business (including our ability to process transactions and communicate with customers and counterparties), damage our reputation, and expose us to financial and regulatory consequences. We may not be able to effectively monitor or mitigate operational risks relating to fourth parties, i.e., vendors used by our third-party service providers.
Additionally, failures experienced by shared financial market systems and providers, such as central banks, clearinghouses, custodians, exchanges and other shared technology infrastructure providers could have a material adverse effect on market participants, including us, and could disrupt the functioning of the overall financial system.
We are subject to financial and non-financial risks associated with ESG related matters, such as climate change, nature-related, and human rights issues, which may have a material adverse impact on our businesses, results of operations and financial condition. ESG related matters such as climate change, natural disasters, society's impact on nature, and human rights issues bring risks to our business, our customers and the wider society. If we fail to meet evolving regulatory expectations or requirements relating to these matters, this could have regulatory compliance and reputational impacts.
Climate change could have both financial and non-financial impacts on HUSI either directly or indirectly through our business activities and relationships. Transition risk may arise from the process of moving to a net zero economy, including changes in government policy and legislation, technology, market demand and reputational implications triggered by a change in stakeholder expectations, action or inaction. Physical risk may arise from the increased frequency and severity of extreme weather events, such as hurricanes and floods or chronic gradual shifts in weather patterns or rises in sea level. HUSI may see an increase in operational risk if extreme weather events impact critical operations and premises.
Real estate may be affected by changes to the climate, the increase in the frequency and severity of natural disasters such as extreme weather events and chronic shifts in weather patterns, which could impact both property values and the ability of borrowers to afford their mortgage payments and lead to reduced availability or increased cost of insurance. We may be exposed to losses if climate change results in changes to macroeconomic and financial variables which negatively impact our fair value estimates. In addition, we may be exposed to liquidity impacts in the form of deposit outflows due to changes in customer behaviors or from reputational concerns relating to the progress we make towards climate-related ambitions.
Credit risk for our corporate customers may increase if climate related regulatory, legislative or technological developments impact customers' business models or if extreme weather events disrupt customers' operations, resulting in financial difficulty for customers and/or stranded assets. Our customers may find that their business models fail to align to a net zero economy or face disruption to their operations or deterioration to their assets as a result of extreme weather. Climate risk may also have an impact on model risk, as the uncertain and evolving impacts of climate change as well as data and methodology limitations present challenges to creating reliable and accurate model outputs.
We may be exposed to climate and ESG-related litigation and regulatory enforcement risks, either directly if stakeholders think that we are not adequately managing climate and ESG risks or indirectly if our clients and customers are themselves the subject of litigation, potentially resulting in the revaluation of client assets.
Requirements, policy objectives, expectations, views or market and public perceptions and preferences in connection with the transition to a net zero economy and ESG related matters may vary by stakeholder. We may be subject to potentially conflicting approaches to ESG related matters, which may impact our ability to conduct certain business or result in additional regulatory compliance, reputational, political or litigation risks. U.S. and non-U.S. banking and securities regulators and others, including certain state and other federal regulators, have recently implemented or are in consultation to draft regulatory requirements which recognize the need to address climate change's adverse impacts on financial market stability. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. In 2023, the federal banking agencies issued principles for climate-related financial risk management for large financial institutions. This guidance provides a high-level framework for the safe and sound management of exposures to climate-related financial risks and applies to financial institutions with over $100 billion in total consolidated assets, including the U.S. operations of foreign banking organizations and IHCs.
In addition, nature-related risks beyond climate change - which include risks that can be represented more broadly by the impact and dependency on nature – may have significant economic impacts. These risks may arise when the provision of ecosystem services, such as water availability, air quality, and soil quality is compromised by overpopulation, urban development, natural habitat and ecosystem loss, ecosystem degradation arising from the economic activity and other environmental stresses beyond climate change. They can manifest themselves in a variety of ways, including through macroeconomic, market, credit, reputational, regulatory compliance and legal risks, for both HUSI and our customers.

HSBC USA Inc.
Regulation and disclosure requirements in relation to human rights are increasing. Businesses are expected to be transparent about their efforts to identify and respond to the risk of adverse impacts on human rights arising from their business activities and relationships. Failure to manage this risk may negatively impact people and communities, which in turn may result in reputational, regulatory compliance and legal risks for HUSI.
If any of the above risks materialize, it could have financial and non-financial impacts for HUSI which could, in turn, have a material adverse effect on our business, financial condition, results of operations, reputation, prospects and strategy.
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
We may suffer losses due to negligence, fraud or misconduct by third parties. We depend on third-party suppliers, outsourcing vendors and our affiliates for a variety of services. Third parties with which we do business with could be sources of operational risk to us, including risks relating to break-downs or failures of such parties' own systems or employees. The OCC and FRB require financial institutions to maintain third-party and service provider risk management programs, which include due diligence requirements for third parties and service providers as well as for our affiliates who may perform services for us. In 2023, the federal banking agencies issued updated guidance on managing risks associated with third-party relationships. The guidance sets forth considerations and a framework with respect to the management of risks arising from third-party relationships and replaces the federal banking agencies' existing guidance on the topic. The guidance broadly applies to business arrangements between a banking organization and a third party. If our third-party risk and service provider management and due diligence program is not sufficiently robust, this could lead to regulatory intervention. Any of these occurrences could diminish our ability to operate one or more of our businesses, and may result in potential liability to clients, reputational damage or regulatory intervention, all of which could materially adversely affect us.
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

HSBC USA Inc.
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
We could incur losses or be required to hold additional capital as a result of model limitations or failure. We use models for a range of purposes in managing our businesses, including regulatory capital calculations, stress testing, credit approvals, financial crime and fraud risk management and financial reporting. We could face adverse consequences as a result of decisions, which may lead to actions by management, based on models that are poorly developed, implemented or used, or as a result of the modeled outcome being misunderstood or the use of such information for purposes for which it was not designed or the inherent limitations arising from the uncertainty inherent in predicting or estimating future outcomes. The adoption of more sophisticated modeling approaches including artificial intelligence and related technology by us and the financial services industry could also lead to increased model related risks. We hold capital for known risks and limitations of our models as appropriate. If additional weakness in a model is discovered or if a model is shown to have failed, we may be required to hold more capital. Risks from use of models could have a material adverse effect on our businesses, financial condition and/or results of operations, minimum capital requirements and reputation.
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

HSBC USA Inc.
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
We may be adversely affected by potential changes in U.S. tax laws which could result in a significant reduction to our deferred tax asset. The new administration has identified potential changes to the U.S. income tax code. Though the specifics and timing of any tax law changes are unknown, possible changes include lowering the 21% corporate tax rate, modifying other corporate tax adjustments, or eliminating other deductions, tax credits, or other tax preferences. We have $1.4 billion of net deferred tax assets at December 31, 2024, which consist primarily of basis differences associated with investment securities, capitalized costs, the allowance for credit losses, accrued expenses, certain real estate mortgage conduits and cash flow hedging activity. Although any reduction in the corporate income tax rate could reduce the amount of taxes we would pay in the future, a reduction in the corporate tax rate could also result in a decrease in the value of our deferred tax assets and a reduction to our net income and total equity during the period in which any tax rate change is enacted.
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

Item 1B. Unresolved Staff Comments

None.

HSBC USA Inc.
Item 1C. Cybersecurity

Risk Management and Strategy We take cybersecurity seriously and have designed our cybersecurity program with the goal of protecting our customers, colleagues and systems from risks associated with cybersecurity threats. As a financial institution, we are supervised by financial services regulators and required to comply with cybersecurity laws and regulations at both the federal and state level. In designing our cybersecurity program, we considered cybersecurity industry standards, such as those issued by the National Institute of Standards and Technology and guidance from the Federal Financial Institutions Examination Council. We maintain a robust process for assessing, identifying and managing cybersecurity risks to meet our responsibilities to our regulators, limit disruption to our customers, and reduce our exposure to financial loss, loss of sensitive data and reputational damage.
Overall Risk Management System and Processes As described more fully in the "Risk Management" section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our overall risk management framework takes a "Three Lines of Defense" approach by assessing, identifying and managing risk, including risks associated with cybersecurity threats, across three distinct, coordinated teams.
•The First Line of Defense consists of operational and business teams responsible for assessing, identifying, and managing risks, and implementing controls to help mitigate those risks. The First Line of Defense also includes a dedicated cybersecurity team accountable for implementing and operating security controls on systems and data.
•The Second Line of Defense includes our operational and resilience risk function and compliance function, which are responsible for our operational risk framework, creation and monitoring of policies, reviews and challenges of First Line activity, and assurance over First Line's control compliance. The Second Line of Defense includes dedicated cybersecurity and technology risk staff with cybersecurity expertise.
•The Third Line of Defense is represented by the Internal Audit function which, with respect to cybersecurity, is intended to provide independent objective assessment of the cybersecurity program's design and operational effectiveness and includes staff with cybersecurity experience.
Cybersecurity Program Our risk-based cybersecurity program is implemented by specialized cybersecurity professionals under the management of HSBC Group, regional, and country Chief Information Security Officers ("CISOs"). The cybersecurity program is further enhanced by an independent operational resilience program that provides second line oversight and challenge. We conduct periodic risk assessments to address the evolving cyber threat landscape, cybersecurity requirements and risk appetite and continually evaluate how we can strengthen our cyber defenses and enhance our cybersecurity capabilities.
Our cybersecurity program is supported by several functional teams, including teams dedicated to global defense (including security operations and threat intelligence), assessment and testing (including cloud security), research and red team activities (e.g., penetration testing), identity and access management, education and awareness, data science and analytics, risk and control strategy, strategy and transformation, and business enablement. The teams collaborate closely to assess, identify, and manage risks associated with cybersecurity threats.
Within the cybersecurity program, our incident management plans and processes include coordinating preparation for, detection of, response to and recovery from cybersecurity incidents. The incident management process is designed to enable identification and investigation of incident-associated risks, issuance of required notifications, tracking of incidents and response progress, trend analysis and consolidated reporting to management. Also, as part of that process, management reports relevant incidents to the Risk Committee of the Board (the "Risk Committee") based on many factors, including the significance of the incident. The Risk Committee, in its discretion and in consideration of management's recommendations, may report the incident to the entire Board. Our teams also analyze our responses to incidents for opportunities to improve and incorporate any findings into our policies and standards. Our teams also periodically conduct exercises to train and test our response to cyber incidents.
In addition to administrative and physical controls to protect our data and systems, such as our clean desk policy and security terminals for building access, as part of our cybersecurity program, we also implement and maintain technical security controls. Such technical controls include, but are not limited to, intrusion detection and prevention systems, and tools to prevent data loss or leakage, distributed denial-of-service ("DDoS") attack prevention, and network segmentation. We regularly test our technical controls through methods such as penetration testing, vulnerability scanning, and attack simulation. We also have a cybersecurity education and awareness program to engage our employees on key messages and target high-risk personnel groups with tailored information through various channels.
Third-Party Support of Cybersecurity Risk Management We strategically employ third-party support to supplement our cybersecurity risk management program. For example, we engage independent third parties to support our penetration testing and undergo independent external audits on a periodic basis that assess the efficacy of certain cybersecurity controls.
Third-Party Security Management We have a third-party security risk management process to assess, identify and manage risks associated with cybersecurity threats from supplier and other third-party relationships and assist in fulfilling our legal and

HSBC USA Inc.
regulatory requirements. This process is also designed to assess our third parties' cybersecurity programs against our standards and requirements. Cybersecurity requirements for third-party suppliers are also embedded in risk-based contractual obligations relating to information security, confidentiality, the right to audit, physical and logical security controls, and notification of incidents that may impact our systems or data. Additionally, third parties are subject to periodic risk-based cybersecurity due diligence reviews.
Impact of Cybersecurity Threats As with many financial institutions, we remain under constant threat of sophisticated cyberattacks both directly and through our third-party service providers and we expect this to continue. To date, risks associated with cybersecurity threats have not materially affected us, including our business strategy, results of operations and financial condition, including as a result of previous cybersecurity incidents. However, we cannot provide assurance that cybersecurity threats will not materially affect us in the future.
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
Governance
Board of Directors Our Board of Directors has the ultimate responsibility for the effective oversight of risk management, including with respect to risks associated with cybersecurity threats, and we have a risk-based process to engage our Board of Directors during cybersecurity incidents as discussed above. The Risk Committee and senior management, review and approve policies related to the process for assessing and managing risks, including risks associated with cybersecurity threats. The Risk Committee receives periodic reports from management and advises the Board of Directors on its views on the effectiveness of policies and controls to address cybersecurity risks, such as those related to: (a) cybersecurity threats; (b) customer information; and (c) significant third-party outsourcing relationships. On an annual basis, the Risk Committee reviews our cybersecurity risk management program. The Risk Committee also receives ad hoc reporting on cybersecurity matters, such as material incident reports, updates on the threat environment, and assessment results, as appropriate. In addition, our Board of Directors participates in periodic cyber trainings and education sessions.
Management The cybersecurity risk management processes described above are managed by our Americas Regional CISO and U.S. Country CISO. Our Americas Regional and U.S. Country CISOs are Certified Information Systems Security Professionals ("CISSP") and collectively have decades of extensive experience in financial services, government, and other private sector organizations, with relevant leadership roles spanning cybersecurity, technology risk, technology controls and other information technology disciplines. In the event a cybersecurity incident affects us, our Americas Regional CISO and U.S. Country CISO are informed and engaged in alignment with our cybersecurity incident response protocols.
Key indicators, controls status, and other matters related to cybersecurity, including significant cyber incidents, are presented on a regular basis to various management risk and control committees to facilitate ongoing awareness and management of our cybersecurity posture. In addition to the standard cybersecurity training provided to all our employees, targeted management training is delivered periodically, to enhance aspects of management cybersecurity awareness.

Item 2. Properties

The principal executive offices of HSBC USA and HSBC Bank USA are located at 66 Hudson Boulevard, New York, New York 10001. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, Tysons, Virginia 22102. HSBC Bank USA had 21 wealth centers and 19 representative offices across the United States at December 31, 2024.

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

HSBC USA Inc.
PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

HSBC USA's common stock is not publicly traded. As of the date of this filing, HSBC North America was the sole holder of HSBC USA's common stock. During 2024, HSBC USA paid dividends on its common stock of $100 million from retained earnings to HSBC North America.

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
•uncertainty concerning the future market and economic conditions in the United States and abroad, including but not limited to, changes in interest rates, energy prices, inflation, supply chain issues, a decline in housing prices, the availability of credit and liquidity, unemployment levels, turmoil in the financial markets and related efforts of government agencies to stabilize the financial system, changes in consumer confidence and consumer spending and behavior, consumer perception as to the continuing availability of credit and price competition in the market segments we serve and the consequences of unexpected geopolitical events, such as trade disputes or unforeseen events such as natural disasters or pandemics;
•compliance with the Chinese National Security Law, the Hong Kong Autonomy Act and other laws of China and the U.S., which may impact, among other things, individuals or entities with which we are able to conduct business;
•changes in laws and regulatory requirements;
•the potential impact of any legal, regulatory or policy changes affecting financial institutions and the global economy as a result of changes by the new administration;
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
•disruption in our and our third-party providers' and partners' operations or other adverse impacts resulting from technology failures, cyberattacks, and inadequate data management and consumer privacy protections;
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
2024 Economic Environment  The U.S. economy continued to grow during 2024 despite continued pressures from inflation and elevated interest rates. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 2.8 percent in 2024, while the personal consumption expenditures price index of 2.6 percent at December 2024 remained slightly above the FRB's target inflation rate. While unemployment rates have remained low during 2024, the total unemployment rate increased to 4.1 percent at December 2024 as compared with 3.8 percent at December 2023. After holding short-term interest rates steady for the first eight months of 2024, the FRB cut short-term interest rates by a total of 100 basis points during the remainder of the year and has indicated that additional rate decreases in 2025 will depend on future economic conditions.
Although the U.S. economy continued to grow during 2024, economic uncertainty remains due to elevated interest rates and the effects from higher inflation, which will continue to impact our business in future periods. Concerns over domestic and global policy issues, trade policy in the U.S. and geopolitical events, including the turmoil in the Middle East, as well as the implications of those events on the markets in general, further add to the global uncertainty. Interest rate levels, inflation, unemployment levels and economic growth, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2025 and beyond.
2024 Events
•As previously disclosed, in November 2023, the Federal Deposit Insurance Corporation ("FDIC") issued a final rule that imposes a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund ("DIF") arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. This resulted in additional deposit insurance assessment fees of $243 million being accrued in 2023. Because the estimated loss to the DIF will be periodically adjusted as actual losses are incurred, the FDIC retains the ability to cease collection early, extend the special assessment collection period beyond the initial eight-quarter collection period, or impose a final shortfall special assessment after the receiverships for the two banks are terminated. During 2024, the FDIC informed banks who are required to fund the shortfall in the DIF that the estimated loss has increased and it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period at a rate that reflects estimated changes in the special assessment. As a result, during 2024, we accrued $31 million of additional deposit insurance special assessment fees to reflect our updated special assessment amount.
•During 2024, we sold certain U.S. Government sponsored mortgage-backed securities classified as available-for-sale with a total carrying value of $2,130 million and realized a loss of $148 million. As previously disclosed, during 2023, we also sold certain U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities classified as available-for-sale with a total carrying value of $960 million and realized a loss of $246 million. These securities were sold to manage our exposure to the changing interest rate environment as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. We have reinvested the proceeds into higher yielding U.S. Treasury and U.S. Government agency mortgage-backed securities classified as held-to-maturity.

HSBC USA Inc.
Performance, Developments and Trends The following tables set forth selected financial metrics of HUSI for the years ended December 31, 2024, 2023 and 2022 and at December 31, 2024 and 2023:

Year Ended December 31,	2024	2023	2022
	(dollars are in millions)
Net income	$825	$393	$548
Rate of return on average:
Total assets	.5%	.2%	.3%
Common equity	6.9	3.2	3.3
Tangible common equity(1)	7.2	3.3	3.4
Total equity	6.9	3.3	3.6
Net interest margin	1.13	1.10	1.28
Efficiency ratio	71.1	84.1	76.0
Commercial net charge-off ratio(2)	.19	.10	.04
Consumer net charge-off ratio(2)	—	.03	(.06)

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

Year Ended December 31,	2024	2023	2022
	(in millions)
Common equity	$11,708	$11,777	$14,119
Less: Goodwill	458	458	458
Tangible common equity	$11,250	$11,319	$13,661
(2)Excludes loans held for sale.

At December 31,	2024	2023
Additional Select Ratios:
Allowance as a percent of loans(1)	.86%	1.00%
Commercial allowance as a percent of loans(1)	1.28	1.44
Consumer allowance as a percent of loans(1)	.05	.09
Loans to deposits ratio(2)	50.77	48.43
Common equity Tier 1 capital to risk-weighted assets	13.6	13.0
Tier 1 capital to risk-weighted assets	13.8	13.3
Total capital to risk-weighted assets	16.2	15.7
Tier 1 leverage ratio	8.0	7.7
Total equity to total assets	7.3	6.9

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $825 million during 2024 compared with $393 million and $548 million during 2023 and 2022, respectively. Income before income tax was $1,047 million during 2024 compared with $488 million and $725 million during 2023 and 2022, respectively. The increase in income before income tax during 2024 compared to 2023 was due primarily to higher other revenues driven by lower losses realized from the sales of certain available-for-sale securities for risk management purposes as discussed above as well as increases in other income, servicing and other fees from HSBC affiliates, other fees and commissions, and trading revenue. Also contributing to the increase were lower operating expenses driven by lower deposit insurance special assessment fees as discussed above as well as higher net interest income.
The decrease in income before income tax during 2023 compared to 2022 was due primarily to lower net interest income as interest expense on deposits and interest bearing liabilities grew faster than interest income on loans and interest bearing assets. Also contributing to the decrease were higher operating expenses driven by the deposit insurance special assessment fees which were accrued in 2023 as discussed above, partially offset by lower costs driven by the completion of our strategic plan to restructure our operations ("Restructuring Plan") in 2022. See Note 3, "Strategic Initiatives," in the accompanying consolidated financial statements for further discussion. These decreases were partially offset by a lower provision for credit losses and higher other revenues. The increase in other revenues was driven by higher trading revenue, partially offset by the loss realized in 2023 from the sale of certain securities for risk management purposes as discussed above and the non-recurrence of a gain of

HSBC USA Inc.
$113 million recorded in 2022 on the sale of the branch disposal group associated with the exit of our mass market retail banking business.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
In January 2025, portions of the Los Angeles metropolitan area were devastated by wildfires. Based on an initial review of the loan portfolio in California, and the underlying information obtained regarding the affected properties, we currently do not expect the impact to expected credit losses in the consumer and commercial loan portfolios, individually or in the aggregate, to be material. We continue to review our loan portfolio in the affected areas and will update our estimated loss exposure as necessary as additional information becomes available.
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
Our results are also impacted by general global and domestic economic conditions, including employment levels, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Changes in interest rates generally affect both the rates we charge to our customers and the rates we pay on our borrowings. Achieving our profitability goals in 2025 is largely dependent upon macroeconomic conditions which include the interest rate environment, housing market conditions, unemployment levels, market volatility, energy prices and our ability to attract and retain loans and deposits from customers, all of which could impact trading and other revenue, net interest income, loan volume, loss provision and ultimately our results of operations.

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

Year Ended December 31,	2024	2023	2022
	(in millions)
Profit before tax – U.S. GAAP basis	$1,047	$488	$725
Adjustments:
Expected credit losses	(28)	(45)	153
Loans held for sale	(6)	(5)	25
Other long-lived assets	(3)	202	(8)
Renewable energy tax credit investments	15	12	25
Gain on transfer of precious metals trading client relationships to an affiliate	—	10	—
Other	(5)	(4)	5
Profit before tax – Group Reporting Basis	$1,020	$658	$925
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in the accompanying consolidated financial statements. Differences in reported profit before tax in the table above that were individually significant for 2024 and 2023 are explained below. See "Basis of Reporting" in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K") for an explanation of the differences in reported profit before tax in the table above that were individually significant for 2022.
During 2024, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses

HSBC USA Inc.
estimate), while under U.S. GAAP such loans require a lifetime expected credit losses estimate ("lifetime ECL"). Primarily as a result of the different requirements, releases in credit reserves for risk factors associated with higher risk industry exposures and for risk associated with large loan exposures were more pronounced under U.S. GAAP. In addition, expected credit losses under the Group Reporting Basis reflect higher provisions associated with certain loans which were downgraded to "stage 2" or "stage 3," while under U.S. GAAP, the impact of the downgrades was covered by existing reserves. The lower expected credit losses under U.S. GAAP were partially offset by higher loss provisions under U.S. GAAP associated with growth in innovation banking.
During 2023, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, the impact of improved economic forecasts was more pronounced under U.S. GAAP. In addition, expected credit losses under the Group Reporting Basis reflect higher provisions associated with certain loans which were downgraded to "stage 3," while under U.S. GAAP, the impact of the downgrades was covered by existing reserves.
During 2023, other long-lived assets in the table above reflects a reversal of $149 million of impairment charges under the Group Reporting Basis related to capitalized software and leasehold improvements primarily associated with our Wealth and Personal Banking business segment which were previously impaired and written-off. In 2020, we recorded an impairment charge under the Group Reporting Basis related to the write-off of all the capitalized software and a portion of the leasehold improvements, while under U.S. GAAP no impairment charge was required. Subsequent to recognition of the impairment charge in 2020, expenditures for software development and newly completed leasehold improvements in our Wealth and Personal Banking business segment were capitalized and amortized over their useful lives under U.S. GAAP, but not under the Group Reporting Basis. Consequently, the carrying amounts of capitalized software and leasehold improvements were higher under U.S. GAAP than under the Group Reporting Basis and, as a result, corresponding amortization expense was higher under U.S. GAAP. During 2023, we determined that the cash generating unit was no longer impaired under the Group Reporting Basis and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that had since been sold. In addition, during 2023, we recorded $22 million of lease related impairment charges under U.S. GAAP primarily associated with the exit of certain office space, while under the Group Reporting Basis, impairment was recognized when we committed to vacate the space in 2022.
During 2024 and 2023, renewable energy tax credit investments in the table above primarily reflects the impact of a presentation difference. Under the Group Reporting Basis, the amortization of our investment balance is presented in income tax expense, while under U.S. GAAP, the amortization of our investment balance is presented in other revenues.
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

HSBC USA Inc.
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
Because our estimates of the allowance for credit losses involve judgment and are influenced by factors outside of our control, there is uncertainty inherent in these estimates. Changes in such estimates could significantly impact our allowance and provision for credit losses. Our reported combined estimated allowance for credit losses and liability for off-balance sheet credit exposures ranged from $676 million to $704 million during 2024.
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
As an illustration of the effect of changes in estimates relating to the allowance for credit losses, using a 100 percent weighting for the Alternative Downside scenario instead of using the four weighted scenarios at December 31, 2024 would have resulted in a combined increase to our allowance for credit losses and liability for off-balance sheet credit exposures of approximately $430 million. This illustration only represents the effect of changes in the weighting of these scenarios on our existing modeled portfolios and does not consider changes in the allowance related to management judgment that might occur.
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
Valuation of Financial Instruments A significant portion of our financial assets and liabilities are carried at fair value. These include trading assets and liabilities, derivatives, securities available-for-sale and equity securities. Furthermore, we have elected to measure specific assets and liabilities at fair value under the fair value option, including certain commercial loans held for sale, certain student loans held for investment, structured deposits, structured notes, certain of our own debt issuances and certain client share repurchase transactions. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, we use

HSBC USA Inc.
quoted prices to determine fair value. If quoted prices are not available, we base fair value on models using inputs that are either directly observable or are derived from and corroborated by market data.
Valuation of Major Classes of Assets and Liabilities - Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the "Fair Value Framework"). The Fair Value Framework establishes a three-tiered fair value hierarchy as discussed further in Note 29, "Fair Value Measurements," in the accompanying consolidated financial statements. Classification within the fair value hierarchy is based on the lowest hierarchical level input that is significant to the fair value measurement. As such, the classification of a financial asset or liability within the fair value hierarchy is dynamic in that the asset or liability could be transferred to other hierarchy levels in each reporting period as a result of price discovery. We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of the inputs into a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets as a percentage of total assets measured at fair value were approximately 1.0 percent and 1.1 percent at December 31, 2024 and 2023, respectively.
Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or other comprehensive income recorded for a particular financial instrument. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date, which can result in equity and earnings volatility. For example, a 10 percent adverse change in the value of our level 3 assets (excluding derivatives) would have reduced their carrying value by approximately $61 million at December 31, 2024. For additional discussion of the determination of fair value for individual financial assets and liabilities carried at fair value, see Note 29, "Fair Value Measurements," in the accompanying consolidated financial statements. The following is a description of the methodologies used in the valuation of significant financial assets and liabilities for which quoted market prices and observable market parameters are not available.
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

HSBC USA Inc.
reference to our own debt issuance rates observed in primary and secondary markets, internal funding rates and the structured note rates in recent executions.
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for Federal and State net operating losses. Our net deferred tax assets, including deferred tax liabilities, totaled $1.4 billion and $1.5 billion at December 31, 2024 and 2023, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, expectations of future corporate alternative minimum tax and any resulting credit carryforwards, future reversals of existing taxable temporary differences, tax planning strategies and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on objective and verifiable management forecasts. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
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
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 can be found in Note 18, "Income Taxes," in the accompanying consolidated financial statements.

HSBC USA Inc.
Balance Sheet Review

The following table provides balance sheet totals at December 31, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	December 31, 2024	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$37,559	$(2,038)	(5.1)%
Loans, net	62,216	3,820	6.5
Loans held for sale	406	67	19.8
Trading assets	21,231	(884)	(4.0)
Securities	42,735	1,963	4.8
All other assets	6,584	(435)	(6.2)
	$170,731	$2,493	1.5%
Period end liabilities and equity:
Total deposits	$123,350	$2,067	1.7%
Trading liabilities	3,907	422	12.1
Short-term borrowings	7,352	(2,562)	(25.8)
Long-term debt	20,717	2,056	11.0
Interest, taxes and other liabilities	2,916	(340)	(10.4)
Total equity	12,489	850	7.3
	$170,731	$2,493	1.5%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2023 due to a decrease in funds driven primarily by higher loans and securities as well as lower short-term borrowings as discussed in detail below. These decreases were partially offset by higher deposits and long-term debt.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at December 31, 2024, excluding loans held for sale, and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	December 31, 2024	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$6,612	$(475)	(6.7)%
Business and corporate banking	15,431	(293)	(1.9)
Global banking(1)	9,995	(730)	(6.8)
Other commercial(2)	9,013	2,592	40.4
Total commercial	41,051	1,094	2.7
Consumer loans:
Residential mortgages	21,035	2,694	14.7
Home equity mortgages	393	4	1.0
Credit cards	195	(4)	(2.0)
Other consumer	79	(22)	(21.8)
Total consumer	21,702	2,672	14.0
Total loans	62,753	3,766	6.4
Allowance for credit losses(3)	537	(54)	(9.1)
Loans, net	$62,216	$3,820	6.5%

(1)Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.
(2)Includes loans to HSBC affiliates which totaled $5,449 million and $2,618 million at December 31, 2024 and 2023, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans increased compared with December 31, 2023 driven by higher loans to affiliates, partially offset by lower loans to non-affiliates due to paydowns and maturities exceeding new business activity as we continued to apply a disciplined lending approach. The decline in commercial non-affiliate loans was primarily in the semiconductor, commercial services, consumer services, technology and banking industries, partially offset by increases in the diversified financials and software industries.
Consumer loans increased compared with December 31, 2023 due to growth in residential mortgages, which we continue to target towards our globally connected affluent and high net worth clients.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	December 31, 2024		December 31, 2023
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	99.1%	99.0%	99.1%	98.9%
80% < LTV < 90%	.9	1.0	.9	1.1
90% < LTV < 100%	—	—	—	—
LTV > 100%	—	—	—	—
Average LTV for portfolio	50.4	46.2	49.5	46.3

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

HSBC USA Inc.
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at September 30, 2024 and 2023, respectively.
Loans Held for Sale  The following table summarizes loans held for sale at December 31, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	December 31, 2024	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$79	$79	*
Business and corporate banking	1	1	*
Global banking	326	(13)	(3.8)
Total commercial	406	67	19.8
Consumer loans:
Residential mortgages	—	—	—
Total consumer	—	—	—
Total loans held for sale	$406	$67	19.8%

*Percentage change is greater than 100 percent.
Commercial loans held for sale increased compared with December 31, 2023. Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $395 million and $250 million at December 31, 2024 and 2023, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $11 million and $89 million at December 31, 2024 and 2023, respectively. The decrease compared with December 31, 2023 was due primarily to loan sales.
Consumer loans held for sale were nil at both December 31, 2024 and 2023. Residential mortgage loans held for sale comprise agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income.
Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was nil and $2 million at December 31, 2024 and 2023, respectively. The valuation allowance on consumer loans held for sale was nil at both December 31, 2024 and 2023.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at December 31, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	December 31, 2024	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$19,470	$(1,023)	(5.0)%
Precious metals	163	(183)	(52.9)
Derivatives, net	1,598	322	25.2
	$21,231	$(884)	(4.0)%
Trading liabilities:
Securities sold, not yet purchased	$1,489	$(199)	(11.8)%
Payables for precious metals	70	(231)	(76.7)
Derivatives, net	2,348	852	57.0
	$3,907	$422	12.1%

(1)See Note 5, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were lower compared with December 31, 2023 due to a decrease in foreign sovereign positions, partially offset by an increase in equity positions. Trading security positions are primarily held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were also lower compared with December 31, 2023 due to a decrease in short U.S. Treasury positions primarily related to economic hedges of trading security positions held for Community Reinvestment Act purposes.
Precious metals trading assets decreased compared with December 31, 2023 driven by a decline in our own gold inventory position, partially offset by a higher gold spot price. Payables for precious metals also decreased compared with December 31, 2023 driven by a decline in borrowing of gold inventory to support client activity levels, partially offset by a higher gold spot price. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both increased compared with December 31, 2023 mainly from market movements which resulted in higher valuations of foreign exchange derivatives, partially offset by lower valuations of interest rate derivatives. Market movements on equity derivatives were mixed, resulting in higher asset valuations, but lower liability valuations.
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
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets decreased compared with December 31, 2023 due primarily to decreases in outstanding settlement balances related to security sales and secondary loan sales as well as lower margin requirements related to futures trading. These decreases were partially offset by increased low income housing investments and higher derivative balances associated with hedging activities.

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at December 31, 2024 and increases (decreases) since December 31, 2023:

		Increase (Decrease) From December 31, 2023
	December 31, 2024	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$110,611	$1,174	1.1%
Domestic and foreign banks	10,488	1,137	12.2
U.S. government and states and political subdivisions	73	(53)	(42.1)
Foreign governments and official institutions	2,178	(191)	(8.1)
Total deposits	$123,350	$2,067	1.7%
Total deposits increased compared with December 31, 2023 due primarily to higher commercial demand deposits reflecting increased business activity. This increase was partially offset by lower commercial savings deposits reflecting the impact of deposit repricing as well as lower deposits from a few large private banking clients, lower deposits from affiliates and the attrition of retail savings and demand deposits.
Short-Term Borrowings  Short-term borrowings were lower compared with December 31, 2023 due primarily to a decrease in federal funds purchased, partially offset by an increase in securities sold under repurchase agreements resulting from the management of our short-term funding positions. We continue to actively manage our balance sheet to maximize returns while maintaining adequate liquidity.
Long-Term Debt  Long-term debt increased compared with December 31, 2023 due to debt issuances, including $1,890 million of senior debt issued to HSBC North America during the second half of 2024, partially offset by debt retirements. Debt issuances during 2024 totaled $9,258 million, of which nil was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $7,368 million of senior debt during 2024, which included $1,500 million of senior notes that were issued by HSBC USA in March as well as $5,868 million of structured notes. Total long-term debt outstanding under this shelf was $9,590 million and $9,227 million at December 31, 2024 and 2023, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled nil during 2024. Total debt outstanding under this program was $1,870 million and $1,918 million at December 31, 2024 and 2023, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both December 31, 2024 and 2023.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities decreased compared with December 31, 2023 due primarily to lower derivative balances associated with hedging activities and lower outstanding settlement balances related to secondary loan purchases. These decreases were partially offset by increased low income housing liabilities.

HSBC USA Inc.
Results of Operations

2023 compared with 2022 See "Results of Operations" in our 2023 Form 10-K for a discussion of our operating results for 2023 compared with 2022. See below for a discussion of our operating results for 2024 compared with 2023.
Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2024 Compared with 2023 Increase (Decrease)			2023 Compared with 2022 Increase (Decrease)
Year Ended December 31,	2024	Volume	Rate	2023	Volume	Rate	2022
	(dollars are in millions)
Interest income:
Short-term investments	$1,693	$(333)	$339	$1,687	$(113)	$1,097	$703
Trading securities	366	69	31	266	15	32	219
Securities	1,839	146	135	1,558	32	726	800
Commercial loans	2,865	(6)	58	2,813	(97)	1,320	1,590
Consumer loans	826	78	103	645	16	89	540
Other	78	(12)	10	80	(13)	40	53
Total interest income	7,667	(58)	676	7,049	(160)	3,304	3,905
Interest expense:
Deposits	4,071	198	223	3,650	4	2,510	1,136
Short-term borrowings	623	40	69	514	20	329	165
Long-term debt	1,143	(14)	24	1,133	92	536	505
Tax liabilities and other	63	9	7	47	2	15	30
Total interest expense	5,900	233	323	5,344	118	3,390	1,836
Net interest income	$1,767	$(291)	$353	$1,705	$(278)	$(86)	$2,069

Yield on total interest earning assets	4.88%			4.54%			2.41%
Cost of total interest bearing liabilities	4.66			4.41			1.56
Interest rate spread	.22			.13			.85
Benefit from net non-interest paying funds(1)	.91			.97			.43
Net interest margin on average earning assets	1.13%			1.10%			1.28%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during 2024 due to higher interest income from interest earning assets driven by higher yields and higher average balances in securities, consumer loans and trading securities, partially offset by higher interest expense from interest bearing liabilities driven by higher rates paid and higher average balances in deposits and short-term borrowings. The overall increase in net interest income was also partially offset by the unfavorable impact of lower average short-term investment balances.
Higher yields on interest earning assets and higher rates paid on interest bearing liabilities reflect the impact of higher market rates.
Short-term investments Interest income increased modestly during 2024 as the impact of higher yields was largely offset by lower average balances.
Trading securities Interest income increased during 2024 due to higher average balances and, to a lesser extent, higher yields. Higher average balances were driven by increases in equity, U.S. Treasury and U.S. Government sponsored mortgage-backed positions, partially offset by a decline in foreign sovereign positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.

HSBC USA Inc.
Securities Interest income was higher during 2024 due to higher average balances and higher yields as we continued to reinvest in securities at higher market rates. Higher average balances were driven by increases in U.S. Government agency mortgage-backed, U.S. Treasury and foreign sovereign securities, partially offset by a decline in U.S. Government sponsored mortgage-backed securities.
Commercial loans Interest income increased during 2024 due to higher yields on variable rate loans and newly originated loans.
Consumer loans Interest income was higher during 2024 due to higher yields on variable rate loans and newly originated loans as well as higher average balances driven by growth in residential mortgages.
Other Lower interest income during 2024 was due to lower average balances in cash collateral posted, partially offset by higher yields.
Deposits Interest expense increased during 2024 due to higher rates paid on savings deposits and a shift in mix to higher cost time deposits. Also contributing to the increase were higher average balances driven by growth in commercial demand deposits, including a shift in mix to interest bearing accounts from noninterest bearing accounts, as well as higher time deposits and higher deposits from affiliates. Higher average balances were partially offset by lower commercial savings deposits reflecting the impact of deposit repricing and the attrition of retail savings and demand deposits.
Short-term borrowings Interest expense was higher during 2024 due to higher rates paid and a shift in mix to higher cost securities sold under repurchase agreements. Also contributing to the increase were higher average balances overall driven by increases in securities sold under repurchase agreements and commercial paper outstanding, partially offset by a decrease in federal funds purchased.
Long-term debt Interest expense increased during 2024 due to higher rates paid on variable rate borrowings and newly issued debt, partially offset by lower average balances.
Tax liabilities and other Higher interest expense during 2024 was due to higher average balances in securities sold, not yet repurchased and higher rates paid.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

Year Ended December 31,	2024	2023	2022
	(in millions)
Loans:
Commercial loans:
Real estate, including construction	$17	$(56)	$129
Business and corporate banking	27	111	(8)
Global banking	(16)	7	29
Other commercial	—	—	(3)
Total commercial loans	28	62	147
Consumer loans:
Residential mortgages	(7)	(19)	—
Home equity mortgages	(2)	4	(6)
Credit cards	1	4	(2)
Other consumer	2	—	4
Total consumer loans	(6)	(11)	(4)
Total loans	22	51	143
Securities held-to-maturity	—	—	(1)
Other financial assets measured at amortized cost	—	—	(1)
Securities available-for-sale	—	—	(1)
Off-balance sheet credit exposures	28	(6)	14
Total provision for credit losses	$50	$45	$154
Our provision for credit losses increased $5 million during 2024 due to a higher provision for credit losses on off-balance sheet credit exposures and a lower release in credit loss reserves on our consumer loan portfolio, partially offset by a lower provision for credit losses on our commercial loan portfolio.

HSBC USA Inc.
The provision for credit losses on our commercial loan portfolio decreased $34 million during 2024. The loss provision in 2024 was driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking, partially offset by a decline in credit reserves for risk factors associated with higher risk industry exposures and lower credit reserves for risk associated with large loan exposures. In 2023, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients and an increase in credit reserves for risk factors associated with higher risk industry exposures, partially offset by improved economic forecasts.
The provision for credit losses on our consumer loan portfolio increased $5 million during 2024 reflecting a lower release in credit loss reserves. The release in credit reserves in 2024 was driven by improved LTV estimates, while the release in credit reserves in 2023 was driven by improved housing price forecasts, partially offset by an increase in credit reserves for risk factors associated with a change in New York State foreclosure law as well as a modest deterioration in home equity mortgages.
The provision for credit losses on off-balance sheet credit exposures increased $34 million during 2024 reflecting a loss provision compared with a release in credit loss reserves in 2023. The loss provision in 2024 resulted from higher provisions associated with growth in innovation banking and downgrades reflecting weakness in the financial condition of certain clients, while the release in credit reserves in 2023 resulted primarily from improved economic forecasts.
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
Other Revenues  The following table summarizes the components of other revenues:

Year Ended December 31,	2024	2023	2022
	(in millions)
Credit card fees, net	$55	$49	$45
Trust and investment management fees	148	134	136
Other fees and commissions	683	626	619
Trading revenue	998	942	517
Other securities gains (losses), net	(124)	(243)	26
Servicing and other fees from HSBC affiliates	385	327	343
Gain (loss) on instruments designated at fair value and related derivatives	(38)	(42)	(50)
Gain on sale of branch disposal group, net(1)	—	—	113
Other income (loss):
Valuation of loans held for sale	2	(32)	(19)
Residential mortgage banking revenue (expense)	3	3	(1)
Insurance	4	4	4
Miscellaneous income (loss)	(86)	(116)	(138)
Total other income (loss)	(77)	(141)	(154)
Total other revenues	$2,030	$1,652	$1,595

(1)See Note 4, "Sale of Certain Branch Assets and Liabilities," in the accompanying consolidated financial statements for additional information.
Credit card fees, net  Credit card fees, net were higher during 2024 reflecting increases in interchange fees, over-limit fees and other miscellaneous fees.
Trust and investment management fees  Trust and investment management fees increased during 2024 driven by higher average assets under management and higher discretionary fees from private banking funds.
Other fees and commissions Other fees and commissions increased during 2024 due to higher fees from loan syndication, wire transfers and other account services reflecting higher business activity compared with 2023. See Note 23, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

Year Ended December 31,	2024	2023	2022
	(in millions)
Business Activities:
Foreign Exchange	$255	$336	$301
Metals	55	171	132
Debt Markets	2	(1)	(6)
Securities Financing	651	426	22
Markets Treasury	—	12	74
Other trading(1)	35	(2)	(6)
Total trading revenue	$998	$942	$517

(1)Includes trading revenue related to Global Banking and Equities.
Trading revenue increased during 2024 due primarily to higher revenue in Securities Financing driven by the impact of higher market rates which impacts fair value and increased balance sheet deployment. Also contributing to the increase was higher Other trading revenue due primarily to the improved performance of economic hedge positions used to manage interest rate risk and improved valuations associated with credit default swap protection which largely reflects the hedging of a few client relationships. These increases were partially offset by lower revenue in Metals reflecting the impact of our agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc beginning in September 2023 and lower revenue in Foreign Exchange driven by lower market volatility compared with 2023. Lower Markets Treasury revenue was driven by the lower performance of economic hedge positions used to manage interest rate risk.
Other securities gains (losses), net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During 2024 and 2023, we sold $6,453 million and $1,642 million, respectively, of primarily U.S. Treasury, U.S. Government sponsored mortgage-backed and U.S. Government agency mortgage-backed securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains (losses), net improved during 2024 due primarily to lower losses realized from the sales of certain available-for-sale securities as we managed our exposure to the changing interest rate environment and rebalanced the portfolio for risk management purposes. In 2024, we realized a loss of $148 million from the sale of certain U.S. Government sponsored mortgage-backed securities with a total carrying value of $2,130 million compared with a loss of $246 million realized in 2023 from the sale of certain U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities with a total carrying value of $960 million. Also contributing to the improvement, to a lesser extent, were higher gains from the sale of U.S. Treasury securities. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains (losses), net above, are summarized in Note 6, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates increased during 2024 due primarily to higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates, higher loan servicing fees from HSBC Markets (USA) Inc. ("HMUS") and higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans held for investment, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and certain client share repurchase transactions. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives improved during 2024 attributable to favorable movements related to the economic hedging of interest rate and other risks within our hybrid instruments. This improvement was partially offset by lower valuation gains on commercial loans held for sale driven by improvements in the financial condition of certain clients in 2023 as well as unfavorable movements related to the economic hedging of interest rate risk within our own debt. See Note 17, "Fair Value

HSBC USA Inc.
Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) improved during 2024 due primarily to improved valuations on loans held for sale driven by a $30 million lower of amortized cost or fair value adjustment recorded in 2023 associated with the sale of a portfolio of commercial real estate loans as well as lower losses on loan sales driven by a loss on sale of $10 million recorded in 2023 reflecting a repricing reserve adjustment associated with a previously sold portfolio of consumer mortgage loans. Also contributing to the improvement were lower valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships and lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares. In 2024, we recorded a loss of $33 million primarily related to extending the expected timing of the final resolution of the related litigation and a change in the Visa Class B share conversion rate compared with a loss of $40 million in 2023.
Operating Expenses  The following table summarizes the components of operating expenses:

Year Ended December 31,	2024	2023	2022
	(dollars are in millions)
Salaries and employee benefits	$567	$530	$591
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) Inc. ("HTSU")	942	952	1,018
Fees paid to HMUS	233	230	191
Fees paid to other HSBC affiliates	495	489	553
Total support services from HSBC affiliates	1,670	1,671	1,762
Occupancy expense, net	68	60	66
Other expenses:
Equipment and software	125	112	106
Marketing	39	22	31
Outside services	51	49	67
Professional fees	42	50	67
FDIC assessment fees(1)	107	322	54
Miscellaneous	31	8	41
Total other expenses	395	563	366
Total operating expenses	$2,700	$2,824	$2,785
Personnel - average number	2,040	2,005	2,567
Efficiency ratio	71.1%	84.1%	76.0%

(1)Includes $31 million and $243 million of special assessment fees which were accrued in 2024 and 2023, respectively, associated with a final rule issued by the FDIC in 2023 as discussed below.
Salaries and employee benefits  Salaries and employee benefits expense increased during 2024 due primarily to higher salaries expense driven by the addition of personnel associated with growth initiatives in innovation banking as well as higher incentive compensation expense reflecting improved core business performance.
Support services from HSBC affiliates  Support services from HSBC affiliates were relatively flat during 2024 as lower cost allocations from our technology and support service functions were offset by higher cost allocations associated with global resourcing and other global support activities as well as higher cost allocations from HMUS associated with Global Banking activities. A summary of the services received from various HSBC affiliates is included in Note 24, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net increased during 2024 due to higher lease impairment and other related costs primarily associated with the exit of our previous U.S. headquarters and certain office space as well as higher rent expense. These increases were partially offset by lower depreciation expense.
Other expenses  Other expenses decreased during 2024 due primarily to lower deposit insurance assessment fees driven by $31 million of special assessment fees which were accrued in 2024 compared with $243 million of special assessment fees which were accrued in 2023. See Note 13, "Deposits," in the accompanying consolidated financial statements for additional information. This decrease was partially offset by increases in marketing expense, expense related to legal matters and amortization of previously capitalized software development costs.

HSBC USA Inc.
Efficiency ratio  Our efficiency ratio improved during 2024 due to higher other revenues, higher net interest income and lower operating expenses as discussed in detail above.
Income tax expense Our effective tax rate was 21.2 percent in 2024 compared with 19.5 percent in 2023 and 24.4 percent in 2022. For a complete analysis of the differences between effective tax rates based on the provision for income taxes attributable to pretax income and the statutory U.S. Federal income tax rate, see Note 18, "Income Taxes," in the accompanying consolidated financial statements.

Segment Results – Group Reporting Basis

We have distinct businesses, which are aligned with HSBC's business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB"), and Global Banking and Markets ("GBM"). These businesses and a Corporate Center ("CC") serve as our reportable segments with the exception of GBM. Our GBM business is comprised of three distinct operating segments: Global Banking ("GB"), Markets and Securities Services ("MSS"), and Global Banking and Markets Other ("GBM Other"), which are separately reported. See Item 1, "Business," in this Form 10-K for a description of our segments, including a discussion of the main business activities of the segments and a summary of their products and services. There have been no changes in the basis of our segmentation as compared with the presentation in our 2023 Form 10-K.
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
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply IFRSs as issued by the IASB. As a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis. We continue, however, to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis. Our Chief Executive Officer ("CEO"), who is the chief operating decision maker, primarily uses segment profit (loss) before income tax under the Group Reporting Basis in monitoring and assessing segment performance, evaluating trends, and deciding how to allocate resources, such as employees.
There have been no changes in the measurement of segment profit as compared with the presentation in our 2023 Form 10-K.
In October 2024, HSBC announced that it was simplifying the HSBC Group's organizational structure effective January 1, 2025 to accelerate delivery against its strategic priorities. As a result, beginning in the first quarter of 2025, we will combine our CMB and GBM businesses to create a single Corporate and Institutional Banking ("CIB") business, and we will rename our WPB business International Wealth and Premier Banking ("IWPB"). Therefore, we expect CIB and IWPB along with the CC will be our reportable segments beginning in the first quarter of 2025.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in the accompanying consolidated financial statements.
2023 compared with 2022 See "Segment Results - Group Reporting Basis" in our 2023 Form 10-K for a discussion of our segment results for 2023 compared with 2022. See below for a discussion of our segment results for 2024 compared with 2023.

HSBC USA Inc.
Wealth and Personal Banking  The following table summarizes the Group Reporting Basis results for our WPB segment:

Year Ended December 31,	2024	2023	2022
	(in millions)
Net interest income	$708	$757	$782
Other operating income	207	118	298
Total operating income(1)	915	875	1,080
Expected credit losses	(2)	3	(35)
Net operating income	917	872	1,115
Operating expenses	795	602	863
Profit before tax	$122	$270	$252

(1)The following table summarizes the impact of key activities on the total operating income of our WPB segment:

Year Ended December 31,	2024	2023	2022
	(in millions)
Retail banking current accounts, savings and deposits	$382	$462	$436
Retail banking mortgages, credit cards and other personal lending	183	124	180
Wealth and asset management products	110	98	94
Private banking	183	187	217
Retail business banking and other(2)	57	4	153
Total operating income	$915	$875	$1,080
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue. During 2022, retail business banking and other also reflects a gain of $151 million on the sale of the branch disposal group associated with the exit of our mass market retail banking business as well as a loss of $55 million on the sale of a portfolio of consumer mortgage loans.
Our WPB segment reported a lower profit before tax during 2024 due primarily to higher operating expenses driven by the non-recurrence of a reversal of $142 million of impairment charges recorded in 2023 related to capitalized software and leasehold improvements which were previously impaired and written-off. Also contributing to the lower profit before tax was lower net interest income. These decreases were partially offset by higher other operating income.
Net interest income decreased during 2024 due primarily to the unfavorable impact of lower deposit balances driven by the attrition of savings and demand deposits, partially offset by the favorable impact of higher market rates and higher loan balances driven by growth in residential mortgages.
Other operating income increased during 2024 due primarily to higher allocated Markets Treasury other operating income, largely reflecting an allocated loss of $22 million in 2024 from the sale of certain securities for risk management purposes compared with an allocated loss of $57 million in 2023, as well as the improved performance of economic hedge positions used to manage interest rate risk. Also contributing to the increase were higher investment management fees driven by higher average assets under management and higher discretionary fees from private banking funds, the non-recurrence of a loss on sale of $10 million recorded in 2023 reflecting a repricing reserve adjustment associated with a previously sold portfolio of consumer mortgage loans, and lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares. In 2024, we recorded a loss of $33 million primarily related to extending the expected timing of the final resolution of the related litigation and a change in the Visa Class B share conversion rate compared with a loss of $40 million in 2023.
Expected credit losses decreased during 2024 reflecting a modest release in credit loss reserves compared with a modest loss provision in 2023. The release in credit reserves in 2024 was driven by improved LTV estimates, while the loss provision in 2023 was driven by a higher loss estimate for risk factors associated with a change in New York State foreclosure law.
Excluding the reversal of impairment charges as discussed above, operating expenses remained higher during 2024 due primarily to higher expense related to legal matters and higher incentive compensation expense.

HSBC USA Inc.
Client Assets The following table provides information regarding private banking client assets during 2024 and 2023:

Year Ended December 31,	2024	2023
	(in millions)
Client assets at beginning of period	$55,754	$49,549
Net new money (outflows)	(4,385)	(4,468)
Value change	16,195	10,673
Client assets at end of period	$67,564	$55,754
Commercial Banking  The following table summarizes the Group Reporting Basis results for our CMB segment:

Year Ended December 31,	2024	2023	2022
	(in millions)
Net interest income	$1,195	$1,144	$941
Other operating income	286	184	287
Total operating income(1)	1,481	1,328	1,228
Expected credit losses	78	63	22
Net operating income	1,403	1,265	1,206
Operating expenses	749	675	586
Profit before tax	$654	$590	$620

(1)The following table summarizes the impact of key activities on the total operating income of our CMB segment:

Year Ended December 31,	2024	2023	2022
	(in millions)
Lending and Transaction Management	$444	$417	$444
Global Payments Solutions ("GPS")	728	700	526
Global Trade Solutions ("GTS")(2)	82	76	75
Investment banking products and other(3)	227	135	183
Total operating income	$1,481	$1,328	$1,228
(2)Previously referred to as Global Trade and Receivables Finance.
(3)Includes allocated Markets Treasury revenue.
Our CMB segment reported a higher profit before tax during 2024 due to higher other operating income and higher net interest income, partially offset by higher operating expenses and higher expected credit losses.
Net interest income increased during 2024 due primarily to higher allocated Markets Treasury net interest income and higher deposits spreads, partially offset by the unfavorable impact of lower deposit balances.
Other operating income increased during 2024 due primarily to higher allocated Markets Treasury other operating income, largely reflecting an allocated loss of $56 million in 2024 from the sale of certain securities for risk management purposes compared with an allocated loss of $84 million in 2023, as well as lower losses on loan sales driven by a loss on sale of $28 million recorded in 2023 on the sale of a portfolio of commercial real estate loans. Also contributing to the increase were higher fees from account services, commitments and interchange.
Expected credit losses increased during 2024. The loss provision in 2024 was driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking. In 2023, the loss provisions was driven by downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic forecasts.
Operating expenses increased during 2024 due primarily to higher cost allocations from our technology and support service functions as well as higher salaries expense driven by the addition of personnel associated with growth initiatives in innovation banking.

HSBC USA Inc.
Global Banking and Markets Our GBM business is comprised of three reportable operating segments:
Global Banking  The following table summarizes the Group Reporting Basis results for our GB segment:

Year Ended December 31,	2024	2023	2022
	(in millions)
Net interest income	$517	$497	$467
Other operating income	384	282	339
Total operating income(1)	901	779	806
Expected credit losses	6	29	31
Net operating income	895	750	775
Operating expenses	528	574	483
Profit before tax	$367	$176	$292

(1)The following table summarizes the impact of key activities on the total operating income of our GB segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

Year Ended December 31,	2024	2023	2022
	(in millions)
GPS	$537	$448	$482
Investment Banking	246	260	141
Credit and Lending	77	88	84
GTS(2)	55	54	53
GB Other(3)	(14)	(71)	46
Total operating income	$901	$779	$806
(2)Previously referred to as Global Trade and Receivables Finance.
(3)Includes net interest income on capital held in the business and not assigned to products as well as revenue associated with credit default swap protection, certain credit-linked structured notes and loan sales.
Our GB segment reported a higher profit before tax during 2024 due to higher other operating income, lower operating expenses, lower expected credit losses and higher net interest income.
Revenue increased during 2024 due primarily to higher revenue in GPS and GB Other. Higher revenue in GPS was driven by higher net interest income from higher spreads as well as higher account service fees, while higher revenue in GB Other was driven by lower valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships, improved fair value adjustments on certain credit-linked structured notes, and lower losses on loan sales. These increases were partially offset by lower revenue in Investment Banking, and Credit and Lending. Lower revenue in Investment Banking was due primarily to lower net interest income from decreased loan spreads and balances as well as lower fair value adjustment gains on certain loans held for sale driven by improvements in the financial condition of certain clients in 2023 which were partially offset by higher fees from loan syndication. The decline in Credit and Lending revenue was due primarily to lower net interest income from decreased loan spreads.
Expected credit losses decreased during 2024. The loss provision in 2024 was driven by downgrades reflecting weakness in the financial condition of certain clients, partially offset by improvements in the credit condition of a single client relationship. In 2023, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients, partially offset by improved economic conditions.
Operating expenses decreased during 2024 due primarily to lower cost allocations from our support service functions.

HSBC USA Inc.
Markets and Securities Services  The following table summarizes the Group Reporting Basis results for our MSS segment:

Year Ended December 31,	2024	2023	2022
	(in millions)
Net interest income	$42	$44	$41
Other operating income	353	336	418
Total operating income(1)	395	380	459
Expected credit losses	—	—	—
Net operating income	395	380	459
Operating expenses	314	280	286
Profit before tax	$81	$100	$173

(1)The following table summarizes the impact of key activities on the total operating income of our MSS segment. For purposes of the discussion below the table, total operating income is referred to as revenue.

Year Ended December 31,	2024	2023	2022
	(in millions)
Foreign Exchange and Metals	$194	$246	$318
Debt Markets	33	25	4
Securities Financing	64	34	52
Equities	58	28	56
Securities Services	34	31	29
MSS Other	(1)	(1)	(1)
Credit and funding valuation adjustments	13	17	1
Total MSS	$395	$380	$459
Our MSS segment reported a lower profit before tax during 2024 due primarily to higher operating expenses, partially offset by higher other operating income.
Revenue increased during 2024 due primarily to higher revenue in Securities Financing, Equities and Debt Markets. Higher revenue in Securities Financing was due to higher market rates and increased balance sheet deployment, while higher revenue in Equities was driven by higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc. The increase in Debt Markets revenue was driven by lower sales commissions expense. These increases were partially offset by lower revenue in Foreign Exchange and Metals driven by lower market volatility in Foreign Exchange compared with 2023 as well as the impact of our agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc beginning in September 2023. The agreement to transfer these activities to HSBC Bank plc also resulted in a gain of $10 million recorded in Metals in 2023 which did not re-occur.
Operating expenses increased during 2024 due primarily to higher cost allocations from our technology and support service functions.

HSBC USA Inc.
Global Banking and Markets Other  The following table summarizes the Group Reporting Basis results for our GBM Other segment. For purposes of the discussion below the table, total operating income (expense) is referred to as revenue.

Year Ended December 31,	2024	2023	2022
	(in millions)
Net interest income (expense)	$29	$(14)	$7
Other operating income (expense)	28	(24)	86
Total operating income (expense)	57	(38)	93
Expected credit losses	(1)	(1)	2
Net operating income (expense)	58	(37)	91
Operating expenses	98	74	111
Loss before tax	$(40)	$(111)	$(20)
Our GBM Other segment reported a lower loss before tax during 2024 due to higher revenue driven by higher allocated Markets Treasury other operating income, largely reflecting an allocated loss of $70 million in 2024 from the sale of certain securities for risk management purposes compared with an allocated loss of $105 million in 2023, as well as higher allocated Markets Treasury net interest income and higher cost reimbursements. This increase was partially offset by higher operating expenses driven by higher cost allocations from our support service functions.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

Year Ended December 31,	2024	2023	2022
	(in millions)
Net interest expense	$(647)	$(506)	$(178)
Other operating income	644	503	182
Total operating income (expense)	(3)	(3)	4
Expected credit losses	—	—	—
Net operating income (expense)	(3)	(3)	4
Operating expenses	161	364	396
Loss before tax	$(164)	$(367)	$(392)
Our CC segment reported a lower loss before tax during 2024 due to lower operating expenses and higher other operating income, partially offset by higher net interest expense.
Net interest expense increased during 2024 driven by a higher cost of funds reflecting the impact of higher market rates.
Other operating income increased during 2024 due primarily to higher net funding credits associated with MSS trading activities which increased by $134 million which reflects the higher net interest expense above.
Operating expenses decreased during 2024 due primarily to lower deposit insurance special assessment fees driven by $31 million of special assessment fees which were accrued in 2024 compared with $243 million of special assessment fees which were accrued in 2023. See Note 13, "Deposits," in the accompanying consolidated financial statements for additional information.
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
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

At December 31,	2024	2023
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$526	$574
Consumer loans	11	17
Total loans	537	591
Securities held-to-maturity	—	—
Other financial assets measured at amortized cost(1)	—	—
Securities available-for-sale	—	—
Total allowance for credit losses	$537	$591

Liability for off-balance sheet credit exposures	$139	$111

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at December 31, 2024 decreased $54 million or 9 percent as compared with December 31, 2023 due to a lower loss estimate on our commercial loan portfolio and, to a lesser extent, our consumer loan portfolio.
Our commercial allowance for credit losses at December 31, 2024 decreased $48 million or 8 percent as compared with December 31, 2023 driven by a decline in credit reserves for risk factors associated with higher risk industry exposures, the charge-off of two corporate banking loans and lower credit reserves for risk associated with large loan exposures. These decreases were partially offset by downgrades reflecting weakness in the financial condition of certain clients and higher loss estimates associated with growth in innovation banking.
Our consumer allowance for credit losses at December 31, 2024 decreased $6 million or 35 percent as compared with December 31, 2023 driven by improved LTV estimates and improved credit quality in credit cards.
The liability for off-balance sheet credit exposures at December 31, 2024 increased $28 million or 25 percent as compared with December 31, 2023 resulting from higher loss estimates associated with growth in innovation banking and downgrades reflecting weakness in the financial condition of certain clients.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At December 31,	2024		2023
	(dollars are in millions)
Commercial:
Real estate, including construction	$144	10.5%	$144	12.0%
Business and corporate banking	273	24.6	302	26.7
Global banking	108	15.9	127	18.1
Other commercial	1	14.4	1	10.9
Total commercial	526	65.4	574	67.7
Consumer:
Residential mortgages	(12)	33.5	(9)	31.1
Home equity mortgages	6	.6	7	.7
Credit cards	13	.3	16	.3
Other consumer	4	.2	3	.2
Total consumer	11	34.6	17	32.3
Total	$537	100.0%	$591	100.0%
The following table sets forth key ratios for the allowance for credit losses on loans:

At December 31,	2024	2023
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.48%	1.54%
Affiliates	—	—
Total commercial	1.28	1.44
Consumer:
Residential mortgages	(.06)	(.05)
Home equity mortgages	1.53	1.80
Credit cards	6.67	8.04
Other consumer	5.06	2.97
Total consumer	.05	.09
Total loans	.86	1.00
Nonperforming loans:(1)(2)
Commercial	76%	135%
Consumer	6	9
Total nonperforming loans	62	97

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 8, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the years ended December 31, 2024, 2023 and 2022.
The allowance for credit losses on loans as a percentage of total loans held for investment at December 31, 2024 decreased as compared with December 31, 2023 due to the decrease in our allowance for credit losses for the reasons discussed above and an increase in total loans held for investment.

HSBC USA Inc.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at December 31, 2024 decreased as compared with December 31, 2023 due to an increase in nonperforming loans in our commercial loan portfolio as discussed further below and the decrease in our allowance for credit losses for the reasons discussed above.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	December 31, 2024		December 31, 2023
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$212	.52%	$416	1.04%
Consumer:
Residential mortgages(1)(2)	134	.64	115	.63
Home equity mortgages(1)(2)	4	1.02	4	1.03
Credit cards	3	1.54	4	2.01
Other consumer	1	1.27	2	1.98
Total consumer	142	.65	125	.66
Total	$354	.56	$541	.92

(1)At December 31, 2024 and 2023, consumer mortgage loan delinquency includes $67 million and $61 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	December 31, 2024		December 31, 2023
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$9	.19%	$4	.09%
ARM loans	87	.56	69	.51
Our two-months-and-over contractual delinquency ratio decreased 36 basis points compared with December 31, 2023 due to lower dollars of delinquency in our commercial loan portfolio, partially offset by higher dollars of delinquency in our consumer loan portfolio. Also contributing to the decrease in the ratio were higher outstanding loan balances.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 52 basis points compared with December 31, 2023 due to lower dollars of delinquency driven by collections, including the collections of two commercial real estate loans and a few large private banking loans.
Our consumer loan two-months-and-over contractual delinquency ratio was relatively flat as compared with December 31, 2023 as higher dollars of delinquency driven by deterioration in residential mortgages, including a few large loans which became 60 days past due, was offset by higher outstanding loan balances.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Year Ended December 31,
	2024			2023			2022
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$17	$6,852	.25%	$—	$7,419	—%	$2	$8,325	.02%
Business and corporate banking	56	16,405	.34	39	16,305	.24	5	16,019	.03
Global banking	3	10,461	.03	—	10,182	—	9	11,919	.08
Other commercial	—	7,012	—	—	6,718	—	—	7,079	—
Total commercial	76	40,730	.19	39	40,624	.10	16	43,342	.04
Consumer:
Residential mortgages	(4)	19,572	(.02)	1	17,481	.01	(3)	16,183	(.02)
Home equity mortgages	(1)	389	(.26)	(1)	369	(.27)	(3)	332	(.90)
Credit cards	4	186	2.15	4	196	2.04	(4)	190	(2.11)
Other consumer	1	75	1.33	1	114	.88	—	58	—
Total consumer	—	20,222	—	5	18,160	.03	(10)	16,763	(.06)
Total	$76	$60,952	.12	$44	$58,784	.07	$6	$60,105	.01
Our net charge-off ratio increased 5 basis points during 2024 due to a higher level of net charge-offs in our commercial loan portfolio driven by the deterioration of two corporate banking loans and two commercial real estate loans. The increase in the ratio was partially offset by a lower level of net charge-offs in our consumer loan portfolio driven by improved net charge-offs in residential mortgages reflecting a modest level of net recoveries in 2024 compared with a modest level of net charge-offs in 2023.
See "Credit Quality" in our 2023 Form 10-K for a discussion of our net charge-off ratio for 2023 compared with 2022.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	December 31, 2024		December 31, 2023
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$688	1.68%	$425	1.06%
Consumer:
Residential mortgages(2)(3)(4)	173	.82	172	.94
Home equity mortgages(2)(3)	6	1.53	6	1.54
Credit cards	3	1.54	3	1.51
Other consumer	1	1.27	2	1.98
Total consumer	183	.84	183	.96
Total	$871	1.39	$608	1.03

Other real estate owned(5)	$8		$2

(1)See Note 7, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At December 31, 2024 and 2023, total nonperforming loans include $151 million and $6 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At December 31, 2024 and 2023, nonperforming consumer mortgage loans include $106 million and $108 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes $1 million or less of commercial other real estate owned at both December 31, 2024 and 2023.
Our nonperforming loans ratio increased 36 basis points compared with December 31, 2023 due to higher nonperforming loans in our commercial loan portfolio, while nonperforming loans in our consumer loan portfolio remained flat. The increase in the ratio was partially offset by higher outstanding loan balances.
Our commercial nonperforming loans ratio increased 62 basis points compared with December 31, 2023 due to higher nonperforming loans driven by downgrades, including the downgrade of a global banking loan, as well as an increase in accruing loans contractually 90 days or more past due driven by a few loans for which collectibility of the past due amounts is reasonably assured. These increases were partially offset by paydowns and charge-offs.
Our consumer nonperforming loans ratio decreased 12 basis points compared with December 31, 2023 due to higher outstanding loan balances.
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
Criticized Commercial Loans The following table summarizes criticized commercial loans:

At December 31,	2024	2023
	(in millions)
Special mention	$1,028	$1,004
Substandard	1,611	2,046
Doubtful	472	505
Total	$3,111	$3,555
Criticized loans decreased compared with December 31, 2023 due primarily to paydowns and improvements in the credit condition of certain clients, partially offset by downgrades reflecting weakness in the financial condition of certain clients.

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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	December 31, 2024		December 31, 2023
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$9,396	$9,034	$8,753	$9,702
Real estate	4,744	1,922	4,702	1,695
Commercial and professional services	2,703	6,525	3,385	5,915
Retailing	1,868	5,106	1,752	4,790
Consumer services	1,843	3,731	2,445	3,116
Capital goods	1,672	6,987	2,062	6,736
Utilities	1,626	1,401	1,334	1,421
Software and services	1,511	7,988	983	4,401
Consumer durables and apparel	1,508	3,521	1,599	3,351
Semiconductors and semiconductor equipment	1,202	1,186	2,116	1,165
Chemicals	1,015	4,309	977	4,165
Energy	929	4,847	774	5,476
Food, beverage and tobacco	832	2,373	760	2,482
Health care equipment and services	803	2,964	966	2,910
Technology hardware and equipment	736	6,277	1,271	6,290
Metals and mining	682	566	678	589
Food and staples retailing	624	1,587	588	1,600
Media and entertainment	435	883	331	769
Insurance	345	3,009	202	3,138
Pharmaceuticals, biotechnology and life science	307	4,254	396	4,926
Total commercial credit exposure in top 20 industries(1)	34,781	78,470	36,074	74,637
All other industries	821	7,324	1,265	5,570
Total commercial credit exposure(2)	$35,602	$85,794	$37,339	$80,207

(1)Based on utilization at December 31, 2024.
(2)Excludes commercial credit exposures with affiliates.
Our commercial real estate secured loan portfolio which totaled $3,686 million and $4,950 million at December 31, 2024 and 2023, respectively, reflects the following borrower types:

At December 31,	2024	2023
Multifamily	40.6%	43.7%
Office	27.4	24.7
Hotels	12.5	16.6
All other types	19.5	15.0
Total	100.0%	100.0%

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at December 31, 2024 and 2023 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
December 31, 2024
New York State	20.3%	27.3%
California	15.3	48.3
North Central United States	8.3	.9
North Eastern United States, excluding New York State	4.8	7.0
Southern United States	43.2	9.5
Western United States, excluding California	8.1	7.0
Total	100.0%	100.0%
December 31, 2023
New York State	23.8%	30.2%
California	10.2	44.9
North Central United States	12.7	1.0
North Eastern United States, excluding New York State	6.0	7.7
Southern United States	41.2	10.1
Western United States, excluding California	6.1	6.1
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at December 31, 2024 and 2023. Each category is not mutually exclusive and loans may appear in more than one category below.

At December 31,	2024	2023
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$4,650	$4,392
ARM loans(1)	15,587	13,363

(1)During 2025 and 2026, approximately $454 million and $731 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at December 31, 2024 and 2023:

At December 31,	2024	2023
	(in millions)
Closed end:
First lien	$21,035	$18,341
Second lien	13	15
Revolving(1)	380	374
Total	$21,428	$18,730

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

At December 31,	2024	2023
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$11,591	$9,716
Less: collateral held against exposure	3,587	2,459
Net credit risk exposure	$8,004	$7,257
The table below summarizes the risk profile of the counterparties to derivative contracts with credit risk exposure, net of cash and other highly liquid collateral. The ratings presented in the table below are equivalent ratings based on our internal credit rating system.

	Percent of Current Credit Risk Exposure, Net of Collateral
Rating Equivalent at December 31,	2024	2023
AAA to AA–	70%	58%
A+ to A–	21	31
BBB+ to BBB–	8	10
BB+ to B–	1	1
CCC+ and below	—	—
Total	100%	100%

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
Interest Bearing Deposits with Banks totaled $22,625 million and $25,015 million at December 31, 2024 and 2023, respectively, of which $22,533 million and $24,830 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $14,313 million and $13,878 million at December 31, 2024 and 2023, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $19,470 million and $20,493 million at December 31, 2024 and 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $42,735 million and $40,772 million at December 31, 2024 and 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $7,352 million and $9,914 million at December 31, 2024 and 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $123,350 million and $121,283 million at December 31, 2024 and 2023, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Estimate of Uninsured Deposits At December 31, 2024 and 2023, the estimated amount of uninsured deposits totaled $79,987 million and $81,490 million, respectively, generally representing the portion of domestic deposit accounts that exceed the FDIC insurance limit of $250,000 and amounts in any other uninsured deposit account. The amount of uninsured deposits is calculated on a HUSI consolidated basis utilizing methodologies and assumptions similar to what is used for our bank regulatory reporting requirements.
The scheduled maturities of the portion of domestic time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured at December 31, 2024 are summarized in the following table:

	Portion of Domestic Time Deposits in Excess of the FDIC Insurance Limit	Time Deposits that are Otherwise Uninsured(1)	Total
	(in millions)
0-90 days	$5,556	$185	$5,741
91-180 days	2,566	120	2,686
181-365 days	3,221	—	3,221
	11,343	305	11,648
Thereafter	1,524	—	1,524
	$12,867	$305	$13,172

(1)Represents foreign time deposits.

HSBC USA Inc.
Long-Term Debt increased to $20,717 million at December 31, 2024 from $18,661 million at December 31, 2023. The following table summarizes issuances and retirements of long-term debt during 2024 and 2023:

Year Ended December 31,	2024	2023
	(in millions)
Long-term debt issued	$9,258	$4,557
Long-term debt repaid	(7,073)	(4,448)
Net long-term debt issued	$2,185	$109
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during 2024.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At December 31, 2024, we were authorized to issue up to $15,000 million, of which $5,410 million was available. HSBC Bank USA has a Global Bank Note Program that provides for the aggregate issuance of $40,000 million of subordinated and senior notes, of which $11,968 million remained available to be issued at December 31, 2024.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At December 31, 2024, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $34,230 million.
Preferred Equity  See Note 19, "Preferred Stock," in the accompanying consolidated financial statements for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During 2024, HSBC USA received common stock dividends of $1.1 billion from its subsidiary, HSBC Bank USA, and paid dividends on its common stock of $0.1 billion from retained earnings to its parent, HSBC North America.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of December 31, 2024 and 2023:

	2024	2023
Common equity Tier 1 capital to risk-weighted assets	13.6%	13.0%
Tier 1 capital to risk-weighted assets	13.8	13.3
Total capital to risk-weighted assets	16.2	15.7
Tier 1 leverage ratio(1)	8.0	7.7

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
HSBC USA received cash dividends from its subsidiaries totaling $1,215 million in 2024. During 2024, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America.
HSBC USA has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. HSBC USA paid dividends on its preferred stock totaling $16 million in 2024. During 2024, HSBC USA also paid dividends on its common stock totaling $100 million. We may pay additional dividends in the future, but will maintain our capital at levels consistent with our regulatory requirements, risk appetite and internal capital adequacy process.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. During 2024, HSBC USA did not make any capital contributions to its subsidiary, HSBC Bank USA.
As of December 31, 2024, HSBC Bank USA has the ability to pay dividends under bank regulatory guidelines, as cumulative net income for 2022 through 2024 exceeded dividends attributable to this period. Any reduction of permanent capital of HSBC Bank USA would require OCC approval. See Note 26, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate banking organizations should generally pay dividends out of current operating earnings.
Subsidiaries At December 31, 2024, we had one major subsidiary, HSBC Bank USA. We manage substantially all of our operations through HSBC Bank USA, which contributes to the funding of our businesses primarily through receiving deposits from customers, the collection of receivable balances, issuing short-term, medium-term and long-term debt and selling residential mortgage loans. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.

HSBC USA Inc.
2025 Funding Strategy  Our current estimate for funding needs and sources for 2025 are summarized in the following table:

(in billions)
Increase (decrease) in funding needs:
Net change in loans	$3
Net change in short-term investments and securities	(3)
Net change in trading and other assets	(2)
Total funding needs	$(2)
Increase (decrease) in funding sources:
Net change in deposits	$—
Net change in trading and other short-term liabilities	(1)
Net change in long-term debt	(1)
Total funding sources	$(2)
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
Material Cash Requirements Our material cash requirements comprise primarily contractual obligations to make future payments related to time deposits, short-term borrowings, long-term debt and operating lease obligations. The following table summarizes our material cash requirements outstanding as of December 31, 2024 by period due:

	Due Within One Year	Due After One Year	Total
	(in millions)
Time deposits	$16,919	$4,352	$21,271
Short-term borrowings	7,352	—	7,352
Long-term debt	7,172	13,545	20,717
Operating lease obligations	51	785	836
Total	$31,494	$18,682	$50,176
These short- and long-term cash obligations could be funded primarily through cash collection on loans and receipt of deposits, supplemented by the issuance of new short-term and long-term unsecured debt or secured financing repurchase agreements. Particular emphasis is placed on our ability to fund those short-term cash obligations that are due within one year. See "2025 Funding Strategy" above for additional information. In addition to the table above, we also have contractual cash obligations related to certain binding agreements we have entered into for loan servicing, securities processing, asset management services, lockbox and other services which are not material to our liquidity needs.
Capital Expenditures We made capital expenditures of $20 million and $36 million during 2024 and 2023, respectively. In addition to these amounts, during 2024 and 2023, we capitalized $139 million and $142 million, respectively, relating to improving and modernizing our business systems.
Off-Balance Sheet Arrangements As part of our normal operations, we enter into credit derivatives and various off-balance sheet arrangements with affiliates and third parties. These arrangements arise principally in connection with our lending and client intermediation activities and involve primarily commitments to extend credit and, in certain cases, guarantees.
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At December 31, 2024 and 2023, we had commitments to extend credit totaling $93.8 billion and $87.4 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines

HSBC USA Inc.
of credit. Consumer commitments comprise unused credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at December 31, 2024 and 2023, see Note 28, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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
In addition, we had commitments to purchase securities under agreements to resell on a forward starting basis totaling nil and $4.8 billion at December 31, 2024 and 2023, respectively. These contracts typically expire in less than one month and are secured by collateral primarily from U.S. Treasury securities.
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

HSBC USA Inc.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At December 31, 2024 and 2023, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 29, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at December 31, 2024 and 2023:

At December 31,	2024	2023
	(dollars are in millions)
Level 3 assets(1)(2)	$666	$729
Total assets measured at fair value(1)(3)	65,724	64,748
Level 3 liabilities(1)	2,550	2,429
Total liabilities measured at fair value(1)	32,544	28,622
Level 3 assets as a percent of total assets measured at fair value	1.0%	1.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	7.8%	8.5%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $316 million of recurring Level 3 assets and $350 million of non-recurring Level 3 assets at December 31, 2024. Includes $355 million of recurring Level 3 assets and $374 million of non-recurring Level 3 assets at December 31, 2023.
(3)Includes $65,274 million of assets measured on a recurring basis and $450 million of assets measured on a non-recurring basis at December 31, 2024. Includes $64,268 million of assets measured on a recurring basis and $480 million of assets measured on a non-recurring basis at December 31, 2023.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 29, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2024 and 2023 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $18 million or a decrease of the overall fair value measurement of approximately $38 million at December 31, 2024. The effect of changes in significant unobservable input parameters are

HSBC USA Inc.
primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes and swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
The following principles guide our overarching appetite for risk and determine how our businesses and risks are managed:
•alignment with our strategy, purpose, values, external risk environment, reputational and customer needs;
•compliance with applicable laws, regulations and regulatory priorities;
•forward-looking insights into future risk exposure;
•sufficiency of available capital, liquidity and balance sheet leverage to absorb the risks;
•capacity and capabilities of people to manage the landscape;
•functionality, capacity and resilience of available systems to manage the risk landscape;
•effectiveness of the applicable control environment to mitigate risk; and
•internally and externally disclosed commitments.
Risk governance Our Board of Directors has ultimate supervisory responsibility for the effective management of risk and approves our risk appetite. It is advised on risk matters by the Risk Committee of the Board of Directors, notably risk appetite and its alignment with our strategy, risk governance and internal controls, as well as high-level risk related matters. We use a defined executive risk governance structure to help ensure there is appropriate oversight and accountability embedded throughout our business for the effective management of risk.
The Chief Risk Officer ("CRO"), supported by members of the Risk Management Meeting of the U.S. Executive Committee ("RMM"), holds executive accountability for the ongoing monitoring, assessment and management of the risk environment and the effectiveness of the risk management framework. Executive oversight of the Compliance function, including both regulatory compliance and financial crime risk, resides with the Chief Compliance Officer ("CCO"). The Financial Crime function is led by the Head of Financial Crime and Bank Secrecy Act/Anti-Money Laundering Officer, who reports to the CCO. Day-to-day responsibility for risk management is delegated to senior managers with individual accountability for decision making. Beginning January 1, 2025, the U.S. Executive Committee and the Group Executive Committee were simplified and renamed the U.S. Operating Committee and the Group Operating Committee, respectively.
Our responsibilities All our people are responsible for identifying and managing risk within the scope of their roles. Roles are defined using the Three Lines of Defense ("LoD") model, which takes into account our business and functional structures. This model delineates management accountabilities and responsibilities for risk management and the control environment. The model underpins our approach to risk management by clarifying responsibilities, encouraging collaboration, and enabling effective coordination of risk and control activities. The Three LoD are summarized below:
•The First LoD owns the risks and is responsible for identifying, recording, reporting, and managing them in line with risk appetite, and ensuring that the right controls and assessments are in place to mitigate them.

HSBC USA Inc.
•The Second LoD challenges the First LoD on effective risk management, and provides advice, guidance and assurance of the First LoD to ensure it is managing risk effectively.
•The Third LoD is our Internal Audit function, which provides independent assurance as to whether our risk management approach and processes are designed and operating effectively.
The principle of individual accountability is exercised across the organization and is fundamental to effective risk management. Decisions are made by specific individuals in line with their mandates and/or delegated authority to ensure clear accountability. This includes those decisions made at an executive committee level, where approval should be requested from the accountable individual. Individual accountability is reinforced through the Three LoD model. The Board of Directors and its committees are collective decision-making bodies, as is the RMM. All employees are required to identify, assess and manage risk within the scope of their assigned responsibilities and, as such, they are critical to the effectiveness of the Three LoD model.
Risk and Compliance functions Our Risk and Compliance functions are responsible for our risk management framework. This responsibility includes establishing policy, monitoring risk profiles, and identifying and managing forward-looking risk. Our Risk and Compliance functions are made up of sub-functions covering all risks to our business. Forming part of the Second LoD, the Risk and Compliance functions are independent from the lines of business, including sales and trading functions, to provide challenge, appropriate oversight and balance in risk/reward decisions. The CRO and CCO report to the CEO. The CRO and CCO also report on risk and compliance related matters to the Risk Committee of the Board of Directors. Executive accountability for the ongoing monitoring, assessment and management of the risk environment and the effectiveness of the risk management framework resides with the CRO, supported by the RMM.
Specific oversight of various risk management processes occurs through the following meetings:
•the Asset and Liability Committee ("ALCO");
•the Reputational Risk Committee ("RRC"); and
•Line of business ("LoB") risk management and oversight meetings.
Each of these committees, as well as the RMM, have separate charters which detail their respective roles and responsibilities.
ALCO has the primary oversight of all capital, liquidity, interest rate and market risk and is chaired by the Chief Financial Officer. ALCO recommends risk appetite for approval by the Board of Directors. In addition, ALCO monitors the adequacy of the tools used to measure risk and assesses the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. ALCO also conducts contingency planning with regard to liquidity.
The RRC structure supports the appropriate consideration of customers, transactions and other matters which give rise to reputational risk that may adversely affect our public perception. The RRC is chaired by the CRO and comprises predominantly senior management, recognizing the significance of the residual risk that these matters pose to our business.
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
Enterprise-wide risk management tools We use a range of tools to identify, monitor and manage risk. The key enterprise-wide risk management tools are summarized below:
•Risk identification - Risk identification is a tool that allows us to provide a holistic view of risks facing the organization stemming from our unique business activities and associated exposures, including those that are difficult to quantify or only materialize under stressful conditions. The process is integrated with and built upon existing risk management tools such as top and emerging risk reporting as well as risk and control assessments. The risk identification process takes place on a semi-annual basis and involves senior representatives from the First and Second LoD. Senior management governance is provided by the RMM with results presented to the Risk Committee of the Board of Directors on an annual basis. Material risks identified are actively monitored and used to inform key aspects of our capital planning and stress testing program.
•Risk appetite - The CRO oversees the development of our risk appetite which defines, shapes and monitors our risk profile. The HSBC North America Risk Appetite Statement ("RAS") is a written articulation of the aggregate level and types of risk that we are willing to accept in order to achieve our strategic business objectives. Risk appetite is expressed holistically through various risk management mechanisms and activities. This consists of qualitative statements, supported by metrics which increase in granularity from Board of Directors through to senior management through to operational/desk level, risk map reporting, underlying frameworks and policies, and controls and procedures.
Performance against the RAS includes Board of Directors approved metrics and key risk indicators that are monitored by senior management and reported to the RMM and Risk Committee of the Board of Directors on a periodic basis, enabling senior management to monitor the risk profile and guide business activity to balance risk and return. All

HSBC USA Inc.
breaches of risk appetite and actions to remediate the breaches are documented and reviewed. This process helps to embed a strong risk culture across our businesses. The risk appetite profile is one of the key tools in the wider enterprise risk management framework, which drives the core of our active risk management. The RAS is aligned to strategic and financial planning and therefore provides a top-down view of risk and return objectives.
•Risk map - We utilize a risk map, which is an integrated risk management tool used to assess, monitor and report our current risk profile, including risk drivers and top risks of the organization. It provides a point-in-time view of the enterprise-wide risk profile across both financial and non-financial risks against the risk appetite defined by the Board of Directors.
•Top and emerging risks - We use a top and emerging risks process to provide a forward-looking view of issues with the potential to threaten the execution of our strategy or operations over the medium to long term. We proactively assess the internal and external risk environment as well as review the themes identified across our businesses and functions to update our top and emerging risks as necessary. A 'top risk' is defined as a risk we are currently managing which, if not managed and mitigated, has the potential to have a material impact on our businesses or functions. An 'emerging risk' is defined as a risk that could have a material impact on the risk profile of the organization, but is not under active management and is not immediate.
•Stress testing - Our stress testing program assesses our capital and liquidity strength through a rigorous examination of our resilience to external shocks, and forms part of our risk management and capital and liquidity planning. As well as undertaking regulatory-driven stress tests, we conduct our own internal stress tests to understand the nature and level of material risks, quantify the impact of such risks, and develop plausible mitigating actions. The outcome of a stress test provides management with key insights into the impact of severely adverse scenarios on the organization and provides an indication of resilience to regulators on our financial stability.
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
Key developments in 2024 We have continued to manage risks related to macroeconomic and geopolitical uncertainties and develop risk management capabilities through the continued enhancement of the risk management framework. More specifically, we sought to enhance our risk management in the following areas:
•We made progress to strengthen our regulatory reporting processes, improve consistency and enhance controls.
•We continue to maintain a focus on our technology and cybersecurity controls to improve the resilience and security of our technology services in response to the heightened external threat environment.
•We invested in industry-leading technology and advanced analytic capabilities to improve how we proactively combat financial crime and will continue to monitor regulatory changes that support innovation and effectiveness, including enhancements to our risk management framework to address emerging technology such as artificial intelligence.
•We continue to enhance our model risk framework in response to changes in regulation and external factors. Artificial intelligence and machine learning models remain a key focus. Progress has been made in enhancing governance activity in this area with particular focus on generative artificial intelligence due to the pace of technological change and regulatory and wider interest in adoption and usage.
•We continued to embed climate considerations throughout the organization, including through risk policy updates and evolving metrics to monitor climate risk.
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

HSBC USA Inc.
•Resilience risk is the risk of sustained and significant business disruption from execution, delivery, physical security or safety events, causing the inability to provide critical services to our customers, affiliates and counterparties;
•Regulatory compliance risk is the risk associated with breaching our duty to clients and other counterparties, inappropriate market conduct (including unauthorized trading) and breaching related financial services regulatory standards;
•Financial crime risk is the risk that our products and services will be exploited for criminal activity, including fraud, bribery and corruption, tax evasion, sanctions and export control violations, money laundering, terrorist financing and proliferation financing;
•Strategic risk is the risk that the business will fail to identify, execute and react appropriately to opportunities and/or threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action; and
•Model risk is the risk of the potential for adverse consequences from model errors or the inappropriate use of modelled outputs to inform business decisions.
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
Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. The Credit Risk function continues to refine early warning indicators and reporting, including stress testing scenarios on the basis of recent experience. Stress testing results are taken into consideration within our business planning process. Action has been taken, where necessary, to improve our resilience to risks associated with the current market conditions by selectively discontinuing business lines or products, closely managing underwriting criteria and investing in improved fraud prevention technologies. During 2024, economic uncertainty remained due to elevated interest rates and the effects from higher inflation. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted.
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

HSBC USA Inc.
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
Credit Risk Review is an independent and critical Second LoD function. Its mission is to identify and evaluate areas of credit risk through independent assessment of the effectiveness of our credit risk management practices, ensuring portfolios are managed in a manner that is consistent with HSBC Group strategy, risk appetite, appropriate local and HSBC Group credit policies and procedures, and applicable regulatory requirements. This includes, among other items, the unilateral authority to independently assess and revise customer risk ratings, facility risk ratings and loss given default estimates. To ensure its independent stature, the Head of Credit Risk Review has a direct reporting line to the Risk Committee of the Board of Directors. The Credit Review Delegation of Authority is endorsed by the Risk Committee of the Board of Directors, and the

HSBC USA Inc.
Head of Credit Risk Review has unhindered access to the Risk Committee of the Board of Directors, including executive sessions at their discretion, and provides quarterly updates on the results of credit review activities.
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
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators on a daily basis. During 2024, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both December 31, 2024 and 2023, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to

HSBC USA Inc.
or exceeds 70 percent of a Category IV firm's required amount of stable funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both December 31, 2024 and 2023. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of stable funding for assets and off-balance sheet exposures.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at December 31, 2024:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At December 31, 2024, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.

HSBC USA Inc.
Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available-for-sale and held-to-maturity debt securities. Approximately $3,032 million of the debt securities in these portfolios at December 31, 2024 are expected to mature in 2025. The remaining $39,703 million of debt securities not expected to mature in 2025 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets. In 2024, we did not sell or securitize any residential mortgage loan portfolios other than the normal sales of agency-eligible mortgage loan originations.
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
Interest rate risk is the potential reduction of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to interest rate movements. We are subject to interest rate risk associated with the repricing characteristics of our balance sheet assets and liabilities. Specifically, as interest rates change, amounts of interest earning assets and liabilities fluctuate, and interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in changes to projected net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to manage net interest income within interest rate risk ranges management considers acceptable, we use derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments. Analysis of this risk is complicated by having to make assumptions on embedded optionality within certain product areas such as the incidence of mortgage prepayments, and from behavioral assumptions regarding the economic duration of liabilities which are contractually repayable on demand such as current accounts. These assumptions around behavioral features are captured in our risk management framework and are discussed further below.
For purposes of interest rate risk, our non-trading portfolios are referred to as the banking book. Management of interest rate risk in the banking book is governed by our Non-Trading Market Risk and Interest Rate Risk in the Banking Book Policies. The Board of Directors approves our risk appetite and related limits for interest rate risk in the banking book. Day-to-day management of interest rate risk in the banking book is centralized principally in Markets Treasury, which includes the non-trading interest rate risk positions transferred to it from the global businesses as discussed further below.
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

HSBC USA Inc.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both December 31, 2024 and 2023, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.
Repricing gap analysis The following table shows the repricing structure of our assets and liabilities at December 31, 2024. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year-end, and one-day figures can be distorted by temporary swings in assets or liabilities.

December 31, 2024	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in millions)
Commercial loans	$40,922	$498	$36	$1	$41,457
Residential mortgages and home equity mortgages	4,720	9,710	4,941	2,057	21,428
Credit cards and other consumer loans	262	4	2	6	274
Total loans(1)	45,904	10,212	4,979	2,064	63,159
Securities available-for-sale and securities held-to-maturity	3,196	19,174	10,684	9,681	42,735
Other assets	64,054	783	—	—	64,837
Total assets	113,154	30,169	15,663	11,745	170,731
Domestic deposits:
Savings and demand	66,650	19,819	10,472	—	96,941
Time deposits	20,790	175	1	—	20,966
Long-term debt	13,871	3,187	2,326	1,333	20,717
Other liabilities/equity	21,830	6,022	4,255	—	32,107
Total liabilities and equity	123,141	29,203	17,054	1,333	170,731
Total balance sheet gap	(9,987)	966	(1,391)	10,412	—
Effect of derivative contracts	3,246	4,389	(4,239)	(3,396)	—
Total gap position	$(6,741)	$5,355	$(5,630)	$7,016	$—

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

	December 31, 2024		December 31, 2023
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected banking book net interest income (reflects projected rate movements on January 1, 2025 and 2024, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(56)	(2)%	$(17)	(1)%
Resulting from a gradual 100 basis point decrease in the yield curve	43	2	(33)	(1)
Other significant scenarios monitored (reflects projected rate movements on January 1, 2025 and 2024, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(111)	(4)	(37)	(1)
Resulting from an immediate 100 basis point decrease in the yield curve	94	4	(16)	(1)
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
Interest rate risk, unlike liquidity risk which is assessed on the basis of a very severe stress scenario, is assessed and managed according to business-as-usual conditions. In many cases the contractual profile of our assets and liabilities does not reflect the behavior observed. Modeling and pricing assumptions are therefore used to assess the interest rate risk of our assets and liabilities, and this assessed risk is transferred to Markets Treasury in accordance with the rules governing the transfer of interest rate risk from the global businesses to Markets Treasury.
Modeling and pricing assumptions are applied in three key areas:
•the assessed re-pricing frequency of managed rate balances;
•the assessed duration of non-interest bearing balances, typically capital and current accounts; and
•the base case expected prepayment behavior or pipeline take-up rate for fixed rate balances with embedded optionality.
Interest rate stabilization is formulated in line with the Interest Rate Risk in the Banking Book Policy and is approved at least annually by ALCO.
The extent to which balances can be stabilized through the use of structural hedges is driven by:
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

HSBC USA Inc.
Non-trading value at risk ("VaR") Non-trading VaR estimates potential valuation changes that could arise from market movements impacting the behavioralized interest rate risk of non-trading financial assets and liabilities held by the global businesses and transfer priced into and managed by Markets Treasury, and the associated hedging activity performed by Markets Treasury (including our investment portfolio of available-for-sale and held-to-maturity securities). Our investment portfolio holdings comprise mainly U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities. Our non-trading VaR exposure is driven by interest rates and mortgage-backed security spread volatility. In 2024, we began managing our non-trading VaR exposure to a 10-day holding period as compared with the previous approach which was based on a one-day holding period. As a result, we have revised prior year amounts in the non-trading VaR table below in order to conform to the current year presentation. Refer to "Market Risk Management" below for further discussion regarding VaR and the management of market risk in our non-trading portfolios.
Non-trading VaR at December 31, 2024 was lower as compared with December 31, 2023 due to lower market volatility in the two-year VaR historical time series.
The following table summarizes our non-trading VaR for 2024 and 2023:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(1)
	(in millions)
At December 31, 2024	$202	$161	$(137)	$226

Full Year 2024
Average	268	219	(161)	326
Maximum	305	312		415
Minimum	194	130		197

At December 31, 2023	$326	$226	$(197)	$355

Full Year 2023
Average	146	196	(83)	259
Maximum	326	282		396
Minimum	74	120		147

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
Pension risk is a component of treasury risk and represents the risk of increased costs from offering post-employment benefit plans to our employees. Certain employees are eligible to participate in the HSBC North America qualified defined benefit pension plan which has been frozen. Plan assets were higher than projected plan liabilities resulting in an over-funded status of approximately $297 million at December 31, 2024. Because these obligations relate to the HSBC North America pension plan, only a portion of any future deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up any shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in market-driven discount rates resulting in lower liability valuations. See Note 22, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
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
Model risk is governed through model oversight forums at the regional and global levels. The forums have direct oversight for all traded risk models utilized for risk measurement and management and stress testing. They prioritize the development of models, methodologies and practices used for traded risk management and ensure that they remain within our risk appetite and business plans. We are committed to the ongoing development and enhancement of our in-house risk models subject to regulatory approval. Refer to "Model Risk Management" below for further discussion regarding the management and monitoring of model risk across North America.
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

HSBC USA Inc.
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
Stress testing is implemented at the legal entity, regional and overall HSBC group levels. A set of scenarios is used consistently across all regions within the HSBC Group. Scenarios are tailored to capture the relevant events or market movements at each level. Market risk stress testing incorporates both historical and hypothetical events. Market risk reverse stress tests are designed to identify vulnerabilities in our portfolios by looking for scenarios that lead to loss levels considered severe for the relevant portfolio. These scenarios may be local or idiosyncratic in nature and complement the systematic top-down stress testing. The risk appetite around potential stress losses is set and monitored against limits.
Stressed VaR and stress testing, together with reverse stress testing, provide management with insights regarding the 'tail risk' beyond VaR, for which our appetite is limited.
Market risk in 2024 The U.S. market environment continued to exhibit volatility in 2024, driven by a mix of factors. While the FRB continued its efforts to combat inflation, economic data remained mixed. The year saw a significant rebound in equity markets, with many sectors participating in the rally. However, volatility persisted, particularly in the latter part of the year, as investors grappled with uncertainties about the pace of economic growth and the magnitude of potential interest rate cuts.
Trading VaR Trading VaR is generated principally from trading activities within the MSS segment of GBM. These primarily include positions in various products across rates, foreign exchange and credit asset classes.
Trading VaR at December 31, 2024 was flat as compared with December 31, 2023.
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):

HSBC USA Inc.
The following table summarizes our trading VaR for 2024 and 2023:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At December 31, 2024	$1	$1	$1	$(1)	$2

Full Year 2024
Average	1	1	3	(2)	3
Maximum	1	4	6		6
Minimum	—	—	1		1

At December 31, 2023	$—	$1	$1	$—	$2

Full Year 2023
Average	—	3	5	(3)	5
Maximum	1	8	9		10
Minimum	—	—	1		2

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
During 2024, we experienced three loss back-testing exceptions due primarily to foreign exchange and interest rate market volatility.
Stressed VaR The following table reflects stressed VaR at December 31, 2024 and 2023:

At December 31,	2024	2023
	(in millions)
Stressed VaR (1-day equivalent)	$6	$5
Stressed VaR at December 31, 2024 was relatively flat as compared with December 31, 2023.
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
Climate risk management issues and information continue to be escalated to the CRO, RMM and the Risk Committee of the Board of Directors when material. Governance around these risks continues to evolve. We have assessed climate risk across our existing risk taxonomy, and our climate risk approach is aligned to our risk management framework and Three LoD model, which sets out how we identify, assess, and manage our risks. This approach promotes that the Board of Directors and senior management understand and take action to manage key climate risks.
Our dedicated climate risk program continues to support the development of our climate risk management capabilities. In 2024, we continued to enhance our climate risk management approach across our risk taxonomy, provided additional climate risk-related training as needed, and continued to evolve metrics to monitor climate risk.

HSBC USA Inc.
Climate risk should be considered part of the broader sustainability risks that also cover risks related to wider environmental, social and governance considerations. The HSBC Group has specific sustainability risk policies covering thermal coal phase-out, agricultural commodities, chemicals, energy, forestry, mining and metals, UNESCO World Heritage Sites and Ramsar-designated wetlands. The HSBC Group also applies the Equator Principles when financing projects. In 2024, the HSBC Group updated its Energy and Thermal Coal Phase-Out Policies to help ensure they remain aligned with their strategic objectives and commitments. Our network of reputational and sustainability risk professionals across the HSBC Group support the implementation of all sustainability policies. These sustainability risk managers are supported by reputational and sustainability risk professionals across the HSBC Group. The HSBC Group will continue to engage with clients, where relevant, and support them in their efforts to adopt more sustainable practices.
Resilience Risk Management  Resilience risk arises from failures or inadequacies in processes, people, systems or external events. Operational resilience is our ability to anticipate, prevent, adapt, respond to, recover and learn from internal or external disruption while minimizing customer and market impact. Resilience is determined by assessing whether we can continue to provide our important business services, within an agreed impact tolerance. We accept that we will not be able to prevent all disruption, but we must prioritize investment to continually improve the response and recovery strategies for our most important business services to meet the expectations of our customers, regulators, and markets in which we participate.
The Operational and Resilience Risk sub-function provides robust non-financial risk steward oversight of our businesses, functions, and important business services, supported by effective and timely independent challenge. It provides guidance and stewardship about how we can prevent, adapt, and learn from resilience-related threats when something goes wrong. We view resilience risk across several risk types related to: third-party risk; technology and cybersecurity risk; transaction processing; business interruption and incident risk; data risk; change execution risk; and facilities availability, safety and security.
The operational and resilience risk stewards actively provide day-to-day oversight and periodic assurance to the businesses which may result in challenges being raised. We continue to prioritize our efforts on material risks and areas undergoing strategic growth. There is heightened governance for operational and resilience risk matters, such as the RMM and the Risk Committee of the Board of Directors.
Technology and cybersecurity risk The security of our information and technology infrastructure is crucial for maintaining our applications and processes while protecting our customers and the HSBC brand. In common with other financial institutions and multinational organizations, we face a growing threat of cyberattacks that continue to increase in sophistication. A failure of our defenses against such attacks could result in financial loss or the loss of customer data or other sensitive information which could undermine both our reputation and our ability to attract and retain our customers. As discussed above, cybersecurity risk is overseen by the Operational and Resilience Risk sub-function, with regular reporting of cyber risks to the RMM and the Board of Directors by both the First and Second LoD. For more information, see Item 1C, "Cybersecurity," in this Form 10-K. We continue to mature our cyber intelligence capabilities as the cyber threat landscape evolves. These intelligence monitoring capabilities increase our agility and ability to respond with increased detection and response capabilities reducing potential exposure to cyber threats. Regulation continues to develop from multiple jurisdictions and perspectives, and is at times deployed without coordination with other regulators. HSBC is engaged with peer institutions and, in conjunction with them and the Cyber Risk Institute ("CRI"), developed a CRI Profile which is recognized within the United States and globally. As part of this forum, we continue to meet with various U.S. regulators (e.g., the OCC, FRB, FDIC, Commodity Futures Trading Commission, New York State Department of Financial Services, etc.) and other financial institutions to progress acceptance and utilization of the CRI Profile to address regulatory harmonization as it relates to cyber and information security. Cybersecurity will continue to be a strong focus of ongoing initiatives to strengthen the control environment and our readiness to respond in the event of an attack.
Regulatory Compliance Risk Management  Regulatory compliance risk arises from the failure to observe relevant laws, codes, rules and regulations and can manifest itself in poor market or customer outcomes and lead to fines, penalties and reputational damage to our business. Regulatory compliance risk is measured by reference to identified metrics, key risk indicators, testing of controls by the three LoDs, employee feedback, customer complaints and through regulatory feedback. Regulatory compliance risks are assessed through detailed assessments and reported to the RMM and the Risk Committee of the Board of Directors through the reporting of RAS metrics and the Regulatory Compliance Enterprise Risk Assessment report. Regulatory compliance risk is managed by establishing and communicating appropriate policies and procedures, training employees in regulatory requirements, establishing controls, and monitoring and testing controls to help ensure that the regulatory requirements are being adhered to. Proactive assessment and enhancement of controls is undertaken where required.
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

HSBC USA Inc.
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
Fiduciary risk is a component of regulatory compliance risk and represents the risk of breaching fiduciary duties where we act in a fiduciary capacity as trustee, investment manager or as mandated by law or regulation. It is the risk associated with failing to offer services honestly and properly to clients in that capacity. Fiduciary risks reside in our WPB businesses (such as Investment Management, Personal Trust, Security Operation Services) and other business lines outside of WPB (such as Corporate Trust). The Risk Committee of the Board of Directors has oversight responsibility of the management of fiduciary risk. The Risk Committee has delegated day-to-day management and oversight responsibilities to management, whose primary oversight body for management of fiduciary activity is the Fiduciary Risk Management Meeting, chaired by the Head of WPB Compliance. The Head of WPB Compliance reports to the CCO.
Financial Crime Risk Management Financial crime risk management is the framework in place to identify and deter potential illegal activity from occurring by, at, or through the HSBC Group. It is embedded in our day-to-day operations and culture.
The Financial Crime function provides oversight to enable us to build on our achievements in managing financial crime risk effectively and to continue to strengthen financial crime detection, including anti-money laundering, counter terrorism and proliferation financing, sanctions and export control violation, fraud, tax evasion, and anti-bribery and corruption compliance. We use a Financial Crime Risk Management Information Dashboard, the RAS, risk map, and top and emerging risk process to monitor risk and performance indicators of financial crime, including trends and potential gaps in the management of financial crime risk that require attention. On an annual basis, we perform an enterprise-wide risk assessment of financial crime. Any major breaches, gaps, issues and emerging risks are escalated to the RMM and the Risk Committee of the Board of Directors, as appropriate.
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

HSBC USA Inc.
The RMM provides governance and oversight of reputational risk. Additionally, the RRC is the point of escalation for those matters which the CRO considers to pose the greatest potential residual reputational risk. The RRC comprises predominantly senior management.
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
CDS – Credit Default Swap.
CFPB – The Consumer Financial Protection Bureau.
CFTC – The Commodity Futures Trading Commission.
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
FDIC – The Federal Deposit Insurance Corporation.
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
Rate of Return on Tangible Common Equity - Net income, reduced by preferred dividends, divided by average common equity less goodwill for a given period.

HSBC USA Inc.
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
U.S. GAAP – Generally accepted accounting principles in the United States.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the years ended December 31, 2024, 2023 and 2022 included fees of $30 million, $25 million and $38 million, respectively.

Year Ended December 31,	2024			2023			2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$28,873	$1,259	4.36%	$32,152	$1,117	3.47%	$41,892	$515	1.23%
Federal funds sold and securities purchased under resale agreements(1)	4,103	434	10.58	8,048	570	7.08	4,967	188	3.78
Trading securities	19,270	366	1.90	15,533	266	1.71	14,556	219	1.50
Securities	41,728	1,839	4.41	38,282	1,558	4.07	36,873	800	2.17
Loans:
Commercial	41,124	2,865	6.97	41,209	2,813	6.83	43,732	1,590	3.64
Consumer:
Residential mortgages	19,573	771	3.94	17,483	593	3.39	16,877	497	2.94
Home equity mortgages	389	29	7.46	369	26	7.05	389	15	3.86
Credit cards	186	19	10.22	196	18	9.18	227	19	8.37
Other consumer	75	7	9.33	114	8	7.02	164	9	5.49
Total consumer	20,223	826	4.08	18,162	645	3.55	17,657	540	3.06
Total loans	61,347	3,691	6.02	59,371	3,458	5.82	61,389	2,130	3.47
Other	1,644	78	4.74	1,922	80	4.16	2,423	53	2.19
Total interest earning assets	$156,965	$7,667	4.88%	$155,308	$7,049	4.54%	$162,100	$3,905	2.41%
Allowance for credit losses	(573)			(589)			(500)
Cash and due from banks	721			876			950
Other assets	8,965			10,895			11,375
Total assets	$166,078			$166,490			$173,925
Liabilities and Equity:
Domestic deposits:
Savings deposits	$43,032	$1,284	2.98%	$48,686	$1,310	2.69%	$55,036	$381	.69%
Time deposits	21,447	1,218	5.68	17,931	1,045	5.83	10,961	308	2.81
Other interest bearing deposits	28,778	1,343	4.67	21,830	1,092	5.00	20,671	381	1.84
Foreign deposits	5,842	226	3.87	5,677	203	3.58	6,163	64	1.04
Deposits held for sale	—	—	—	—	—	—	971	2	.21
Total interest bearing deposits	99,099	4,071	4.11	94,124	3,650	3.88	93,802	1,136	1.21
Short-term borrowings:
Securities sold under repurchase agreements(1)	992	262	26.41	404	172	42.57	1,600	76	4.75
Commercial paper	5,759	337	5.85	5,423	298	5.50	4,313	84	1.95
Other short-term borrowings	680	24	3.53	1,094	44	4.02	325	5	1.54
Total short-term borrowings	7,431	623	8.38	6,921	514	7.43	6,238	165	2.65
Long-term debt	18,632	1,143	6.13	18,867	1,133	6.01	16,270	505	3.10
Total interest bearing debt	125,162	5,837	4.66	119,912	5,297	4.42	116,310	1,806	1.55
Tax liabilities and other	1,438	63	4.38	1,230	47	3.82	1,159	30	2.59
Total interest bearing liabilities	$126,600	$5,900	4.66%	$121,142	$5,344	4.41%	$117,469	$1,836	1.56%
Net interest income/Interest rate spread		$1,767	.22%		$1,705	.13%		$2,069	.85%
Noninterest bearing deposits	21,143			26,900			35,128
Other liabilities	6,362			6,379			5,977
Total equity	11,973			12,069			15,351
Total liabilities and equity	$166,078			$166,490			$173,925
Net interest margin on average earning assets			1.13%			1.10%			1.28%

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

Item 8. Financial Statements and Supplementary Data

Our 2024 Financial Statements meet the requirements of Regulation S-X. The 2024 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC USA Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of HSBC USA Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Allowance for Credit Losses for Commercial Loans and the Liability for Off-Balance Sheet Credit Exposures
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s Allowance for Credit Losses for Commercial Loans and the Liability for Off-Balance Sheet Credit Exposures are recognized based on lifetime expected credit losses and amounted to $526 million and $139 million, respectively, as of December 31, 2024. The recognition and measurement of lifetime expected credit losses for commercial loans and off-balance sheet exposures is highly complex and involves the use of significant judgment and estimation by management, including

HSBC USA Inc.
the assignment of credit ratings, the application of forward economic guidance and the determination of a management judgment allowance. In assigning the credit ratings to a particular obligor, among the risk factors considered by management are the obligor’s debt capacity and financial position, the level of earnings, the amount and sources of repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates. In addition, multiple forward-looking economic scenarios are formulated and assigned a weighting in the application of forward economic guidance to reflect assumptions about future economic conditions, supplemented by the use of management judgment, which may result in using alternative or additional economic scenarios and/or management adjustments. Lastly, the management judgment allowance reflects management's judgment of risk factors that may not be fully reflected in the lifetime expected credit loss generated by management's models.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for estimating lifetime expected credit losses on commercial loans and off-balance sheet exposures, which included (i) evaluating the appropriateness of management's methodology; (ii) testing certain data utilized in the estimate; and (iii) evaluating the reasonableness of the credit ratings for obligors, application of forward economic guidance and management judgment allowance, which also involved the use of professionals with specialized skill and knowledge to assist in performing these procedures to test management's process.

/s/  PricewaterhouseCoopers LLP
New York, New York
February 19, 2025

We have served as the Company's auditor since 2015.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31,	2024	2023	2022
	(in millions)
Interest income:
Loans	$3,691	$3,458	$2,130
Securities	1,839	1,558	800
Trading securities	366	266	219
Short-term investments	1,693	1,687	703
Other	78	80	53
Total interest income	7,667	7,049	3,905
Interest expense:
Deposits	4,071	3,650	1,136
Short-term borrowings	623	514	165
Long-term debt	1,143	1,133	505
Other	63	47	30
Total interest expense	5,900	5,344	1,836
Net interest income	1,767	1,705	2,069
Provision for credit losses	50	45	154
Net interest income after provision for credit losses	1,717	1,660	1,915
Other revenues:
Credit card fees, net	55	49	45
Trust and investment management fees	148	134	136
Other fees and commissions	683	626	619
Trading revenue	998	942	517
Other securities gains (losses), net	(124)	(243)	26
Servicing and other fees from HSBC affiliates	385	327	343
Gain (loss) on instruments designated at fair value and related derivatives	(38)	(42)	(50)
Gain on sale of branch disposal group, net	—	—	113
Other income (loss)	(77)	(141)	(154)
Total other revenues	2,030	1,652	1,595
Operating expenses:
Salaries and employee benefits	567	530	591
Support services from HSBC affiliates	1,670	1,671	1,762
Occupancy expense, net	68	60	66
Other expenses	395	563	366
Total operating expenses	2,700	2,824	2,785
Income before income tax	1,047	488	725
Income tax expense	222	95	177
Net income	$825	$393	$548

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2024	2023	2022
	(in millions)
Net income	$825	$393	$548
Net change in unrealized gains (losses), net of tax:
Investment securities	2	536	(2,205)
Fair value option liabilities attributable to our own credit spread	(55)	(25)	59
Derivatives designated as cash flow hedges	208	136	(258)
Pension and post-retirement benefit plans	(1)	2	8
Total other comprehensive income (loss)	154	649	(2,396)
Comprehensive income (loss)	$979	$1,042	$(1,848)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET

At December 31,	2024	2023
	(in millions)
Assets(1)
Cash and due from banks	$621	$704
Interest bearing deposits with banks	22,625	25,015
Federal funds sold and securities purchased under agreements to resell	14,313	13,878
Trading assets (includes $3.6 billion and $3.0 billion pledged to creditors at December 31, 2024 and 2023, respectively)	21,231	22,115
Securities available-for-sale (includes amortized cost of $27.2 billion and $28.0 billion at December 31, 2024 and 2023, respectively, an allowance for credit losses of nil at both December 31, 2024 and 2023, and $0.6 billion and $0.2 billion pledged to creditors at December 31, 2024 and 2023, respectively)	24,937	25,696
Securities held-to-maturity, net of allowance for credit losses of nil at both December 31, 2024 and 2023 (fair value of $17.0 billion and $14.7 billion at December 31, 2024 and 2023, respectively)	17,798	15,076
Loans (includes $11 million and $15 million designated under fair value option at December 31, 2024 and 2023, respectively)	62,753	58,987
Less – allowance for credit losses	537	591
Loans, net	62,216	58,396
Loans held for sale (includes $395 million and $250 million designated under fair value option at December 31, 2024 and 2023, respectively)	406	339
Properties and equipment, net	73	71
Goodwill	458	458
Other assets, net of allowance for credit losses of nil at both December 31, 2024 and 2023 (includes $16 million and $10 million designated under fair value option at December 31, 2024 and 2023, respectively)	6,053	6,490
Total assets	$170,731	$168,238
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$21,251	$23,421
Interest bearing (includes $4.0 billion and $1.8 billion designated under fair value option at December 31, 2024 and 2023, respectively)	96,656	92,604
Foreign deposits - interest bearing	5,443	5,258
Total deposits	123,350	121,283
Short-term borrowings	7,352	9,914
Long-term debt (includes $7.9 billion and $7.5 billion designated under fair value option at December 31, 2024 and 2023, respectively)	20,717	18,661
Total debt	151,419	149,858
Trading liabilities	3,907	3,485
Interest, taxes and other liabilities (includes $16 million and $10 million designated under fair value option at December 31, 2024 and 2023, respectively)	2,916	3,256
Total liabilities	158,242	156,599
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding at both December 31, 2024 and 2023)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both December 31, 2024 and 2023)	—	—
Additional paid-in capital	12,727	12,740
Retained earnings	1,269	560
Accumulated other comprehensive loss	(1,772)	(1,926)
Total common equity	12,224	11,374
Total equity	12,489	11,639
Total liabilities and equity	$170,731	$168,238

HSBC USA Inc.
(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at December 31, 2024 and 2023. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 27, "Variable Interest Entities," for additional information.

At December 31,	2024	2023
	(in millions)
Assets
Other assets	$11	$23
Total assets	$11	$23
Liabilities
Interest, taxes and other liabilities	$4	$17
Total liabilities	$4	$17

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31,	2024	2023	2022
	(in millions, except share data)
Preferred stock
Balance at beginning of period	$265	$265	$1,265
Preferred stock redemption	—	—	(1,000)
Balance at end of period	265	265	265
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in capital
Balance at beginning of period	12,740	12,740	14,742
Return of capital to parent	—	—	(2,000)
Gain on transfer of certain precious metals trading and financing activities to an affiliate, net of tax	—	8	—
Employee benefit plans	(13)	(8)	(2)
Balance at end of period	12,727	12,740	12,740
Retained earnings
Balance at beginning of period	560	1,683	1,212
Net income	825	393	548
Cash dividends declared on preferred stock	(16)	(16)	(77)
Cash dividends declared on common stock	(100)	(1,500)	—
Balance at end of period	1,269	560	1,683
Accumulated other comprehensive loss
Balance at beginning of period	(1,926)	(2,575)	(179)
Other comprehensive income (loss), net of tax	154	649	(2,396)
Balance at end of period	(1,772)	(1,926)	(2,575)
Total common equity	12,224	11,374	11,848
Total equity	$12,489	$11,639	$12,113

Shares of preferred stock
Number of shares at beginning of period	265	265	1,265
Number of shares of preferred stock redeemed	—	—	(1,000)
Number of shares at end of period	265	265	265
Shares of common stock
Number of shares at beginning and end of period	714	714	714

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2024	2023	2022
	(in millions)
Cash flows from operating activities
Net income	$825	$393	$548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(50)	(17)	112
Gain on sale of branch disposal group, net	—	—	(113)
Provision for credit losses	50	45	154
Deferred income tax provision	126	51	284
Net realized losses (gains) on securities available-for-sale	124	243	(26)
Net change in other assets and liabilities	(10)	1,359	(1,044)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(831)	(340)	(1,932)
Sales and collections of loans held for sale	643	320	1,791
Net change in trading assets and liabilities	1,257	297	2,093
Lower of amortized cost or fair value adjustments on loans held for sale	(2)	32	19
Loss on instruments designated at fair value and related derivatives	38	42	50
Net cash provided by operating activities	2,170	2,425	1,936
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	(435)	9,207	(12,571)
Securities available-for-sale:
Purchases of securities available-for-sale	(9,483)	(4,467)	(4,997)
Proceeds from sales of securities available-for-sale	6,453	1,642	1,812
Proceeds from paydowns and maturities of securities available-for-sale	3,674	4,988	5,992
Securities held-to-maturity:
Purchases of securities held-to-maturity	(4,124)	(8,592)	(3,585)
Proceeds from paydowns and maturities of securities held-to-maturity	1,452	880	1,460
Change in loans:
Originations, net of collections	(6,406)	(1,368)	(3,205)
Loans sold to third parties	2,847	1,806	1,476
Net cash used for acquisitions of properties and equipment	(16)	(29)	(42)
Cash received on transfer of certain precious metals trading and financing activities to an affiliate	—	10	—
Net outflow related to the sale of branch disposal group	—	—	(4,619)
Other, net	(128)	(140)	(17)
Net cash provided by (used in) investing activities	(6,166)	3,937	(18,296)
Cash flows from financing activities
Net change in deposits	2,033	(1,941)	(12,534)
Debt:
Net change in short-term borrowings	(2,562)	3,969	(393)
Issuance of long-term debt	9,254	4,553	5,931
Repayment of long-term debt	(7,073)	(4,448)	(3,229)
Preferred stock redemption	—	—	(1,000)
Return of capital to parent	—	—	(2,000)
Other decreases in capital surplus	(13)	(8)	(2)
Dividends paid	(116)	(1,516)	(77)
Net cash provided by (used in) financing activities	1,523	609	(13,304)
Net change in cash and due from banks and interest bearing deposits with banks	(2,473)	6,971	(29,664)
Cash and due from banks and interest bearing deposits with banks at beginning of period	25,719	18,748	48,412
Cash and due from banks and interest bearing deposits with banks at end of period	$23,246	$25,719	$18,748

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2024	2023	2022
	(in millions)
Supplemental disclosure of cash flow information
Interest paid during the period	$5,932	$5,123	$1,660
Net income taxes paid (refunded) during the period	35	(108)	(122)
Supplemental disclosure of non-cash investing activities
Transfer of loans to (from) held for sale, net	2,729	1,820	(29)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	102	17	Fair Value Option	150
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	102	18	Income Taxes	153
3	Strategic Initiatives	114	19	Preferred Stock	155
4	Sale of Certain Branch Assets and Liabilities	115	20	Accumulated Other Comprehensive Loss	156
5	Trading Assets and Liabilities	115	21	Share-Based Plans	157
6	Securities	116	22	Pension and Other Postretirement Benefits	157
7	Loans	120	23	Fee Income from Contracts with Customers	158
8	Allowance for Credit Losses	136	24	Related Party Transactions	160
9	Loans Held for Sale	139	25	Business Segments	163
10	Properties and Equipment, Net	140	26	Retained Earnings and Regulatory Capital Requirements	169
11	Goodwill	140	27	Variable Interest Entities	170
12	Leases	141	28	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	172
13	Deposits	142	29	Fair Value Measurements	177
14	Short-Term Borrowings	143	30	Litigation and Regulatory Matters	191
15	Long-Term Debt	143	31	Financial Statements of HSBC USA Inc. (Parent)	196
16	Derivative Financial Instruments	144

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
Accrued interest receivables for securities available-for-sale and securities held-to-maturity are reported net of any related allowance for credit losses in other assets on the consolidated balance sheet. Realized gains and losses on sales of securities available-for-sale are computed on a specific identified cost basis and are reported in other securities gains (losses), net.
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

HSBC USA Inc.
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
Measurement of Lifetime ECL Estimates The recognition and measurement of lifetime ECL is highly complex and involves the use of significant judgment and estimation. Multiple forward-looking economic forecasts are formulated and incorporated into the lifetime ECL calculations when estimating the allowance for credit losses for in scope financial assets and the liability for off-balance sheet credit exposures as discussed below under Calculation of Lifetime ECL. We utilize a standard framework to form economic scenarios to reflect assumptions about future economic conditions supplemented by the use of management judgment, which may result in using alternative or additional economic scenarios and/or management adjustments.
Methodology We utilize a minimum of four forward-looking economic scenarios, representative of management's view of forecasted economic conditions, sufficient to calculate unbiased expected loss in most economic environments. Three of the

HSBC USA Inc.
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
We update our three Consensus Economic Scenarios and our Alternative Downside Scenario every quarter. See Note 8, "Allowance for Credit Losses," for further discussion summarizing the key macroeconomic variable forecasts used in our economic scenarios as well as a discussion of updates to the economic scenarios and other changes during 2024.
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
In addition, loans to other HSBC affiliated entities are exempt from lifetime ECL measurement.
Calculation of Lifetime ECL
Commercial loans Commercial loans are monitored on a continuous basis with a formal assessment completed, at a minimum, annually. As part of this process, a credit rating is assigned and a loss given default ("LGD") is estimated and serve as the basis for establishing an allowance for these loans' expected balance at default ("EAD") based on a probability of default ("PD") estimate associated with each credit rating under our Wholesale Credit Risk Policy. In assigning the credit ratings to a particular loan, among the risk factors considered are the obligor's debt capacity and financial position, the level of earnings, the amount

HSBC USA Inc.
and sources for repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates. We utilize a consistent methodology for the application of forward economic guidance ("FEG") into the calculation of lifetime ECL by incorporating FEG into the estimation of the term structure of PD and LGD. For PDs, we consider the correlation of FEG to default rates for a particular industry. For LGDs, we consider the correlation of FEG to collateral values and realization rates for a particular industry and if applicable, country, which is adjusted for recoveries. Our PD estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like Standard and Poor's ("S&P") ratings and default rates. PDs and LGDs are estimated for the entire term structure of the loan. Credit Risk Review, a function independent of the business, provides an on-going assessment of lending activities that includes independently assessing credit ratings and LGD estimates for sampled credits across various portfolios.
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
For loans which were previously identified as TDR Loans, including loans which we reasonably expected to become TDR Loans, judgment was used as to whether or not we expected full repayment of principal and interest. If full repayment was expected, the loan remained in a collective pool of homogeneous loans for determining lifetime ECL. When full repayment of principal and interest was not expected or when we anticipated offering payment concessions, the loan was removed from the pool and individually assessed. If a commercial TDR Loan subsequently performed in accordance with the new terms and the loan was upgraded, the loan may have no longer been reported as a TDR Loan at the earliest one year after the restructure had been anticipated. Subsequent to January 1, 2023, new TDR Loans are no longer required to be identified. The accounting for our remaining population of TDR Loans did not materially change.
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

HSBC USA Inc.
For loans which were previously identified as TDR Loans, including loans which we reasonably expected to become TDR Loans, an allowance for credit losses was maintained based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the collateral if the loan was collateral dependent. Once a loan was classified as a TDR Loan, it continued to be reported as such until it was paid off or charged-off. Subsequent to January 1, 2023, new TDR Loans are no longer required to be identified. The accounting for our remaining population of TDR Loans did not materially change.
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

HSBC USA Inc.
We have established October 1 of each year as the date for conducting our annual goodwill impairment assessment. Goodwill impairment is measured and an impairment charge is recorded at the amount by which a reporting unit's carrying amount, including allocated goodwill, exceeds its fair value. Any impairment charge recognized is limited to the carrying amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairments are not permitted. As of December 31, 2024 and 2023, all of our goodwill is allocated to our Commercial Banking reporting unit.
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
The following new accounting pronouncement was adopted during 2024:

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

•While the adoption of this guidance resulted in changes to existing disclosures, it did not have any impact on our financial position or results of operations.
•See Note 25, "Business Segments," for the new disclosures required by this standard.

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

Disaggregation of Income Statement Expenses Issued November 2024
•Requires certain expense captions presented on the face of the income statement to be disaggregated into specific categories in the notes to the financial statements, including a) employee compensation; b) depreciation; and c) intangible asset amortization. A description of the amounts that are not separately disaggregated should be disclosed.
•Also requires disclosure of the total amount of selling expenses and the entity's definition of selling expenses.

•Effective for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028, with early adoption permitted.
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
We completed our Restructuring Plan over the three-year period of 2020-2022 and will no longer incur costs related to this plan. In 2022, we completed the simplification of our support service functions, our planned investments in systems infrastructure and new technologies, and the sale of the branch disposal group associated with the exit of our mass market retail banking business. During 2022, we recorded $190 million of pre-tax charges in connection with our Restructuring Plan.
The following table summarizes the changes in the liability associated with our Restructuring Plan during 2022:

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
(4)At December 31, 2024, our remaining liability associated with our Restructuring Plan was immaterial.
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
Our Restructuring Plan also resulted in costs being allocated to us from HTSU, primarily support service project costs and severance costs, which are reflected in support services from HSBC affiliates in the consolidated statement of income. During 2022, we recorded $124 million of allocated costs from HTSU related to restructuring activities. These costs were reported in the Corporate Center business segment.
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
In 2022, we completed the sale of the branch disposal group and recognized a gain on sale of $113 million, net of transaction costs. Included in the sale was approximately $2,148 million of loans, $45 million of properties and equipment, $16 million of cash, $6,919 million of deposits, $145 million of lease liabilities and $6 million of other liabilities. Certain assets under management associated with our mass market retail banking operations which are managed by an affiliate were also transferred to one of the buyers. In addition, we rebranded 22 of our retail branches into international wealth centers and the remaining branches not sold or rebranded were closed.
Mass market retail banking loans not included in the transaction described above were also transferred to held for sale in 2021 as we did not intend to hold these loans for the foreseeable future. These loans have since been sold or transferred back to held for investment. See Note 9, "Loans Held for Sale," for additional details.

5.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

At December 31,	2024	2023
	(in millions)
Trading assets:
U.S. Treasury	$3,676	$3,564
U.S. Government agency issued or guaranteed	1	1
U.S. Government sponsored enterprises	1,166	1,207
Foreign bonds	783	4,019
Equity securities	13,844	11,702
Precious metals	163	346
Derivatives, net	1,598	1,276
Total trading assets	$21,231	$22,115
Trading liabilities:
Securities sold, not yet purchased	$1,489	$1,688
Payables for precious metals	70	301
Derivatives, net	2,348	1,496
Total trading liabilities	$3,907	$3,485
At December 31, 2024 and 2023, the fair value of derivatives included in trading assets is net of $2,813 million and $1,416 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At December 31, 2024 and 2023, the fair value of derivatives included in trading liabilities is net of $1,291 million and $1,321 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 16, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $180 million, $159 million and $165 million in 2024, 2023 and 2022, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
6. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

December 31, 2024	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$10,250	$—	$7	$(205)	$10,052
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,242	—	—	(691)	2,551
Collateralized mortgage obligations	1,324	—	—	(309)	1,015
Direct agency obligations	730	—	1	(8)	723
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,286	—	—	(543)	4,743
Collateralized mortgage obligations	2,602	—	—	(528)	2,074
Direct agency obligations	156	—	5	—	161
Asset-backed securities collateralized by:
Home equity	11	—	—	(1)	10
Other	98	—	—	(11)	87
Foreign debt securities(1)	3,522	—	1	(2)	3,521
Total available-for-sale securities	$27,221	$—	$14	$(2,298)	$24,937
Securities held-to-maturity:
U.S. Treasury	$2,807	$—	$—	$(86)	$2,721
U.S. Government sponsored enterprises:
Mortgage-backed securities	920	—	—	(77)	843
Collateralized mortgage obligations	245	—	2	(13)	234
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	12,313	—	6	(449)	11,870
Collateralized mortgage obligations	1,511	—	—	(152)	1,359
Obligations of U.S. states and political subdivisions	2	—	—	—	2
Total held-to-maturity securities	$17,798	$—	$8	$(777)	$17,029

HSBC USA Inc.

December 31, 2023	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$7,489	$—	$22	$(225)	$7,286
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,864	—	—	(845)	5,019
Collateralized mortgage obligations	1,436	—	—	(300)	1,136
Direct agency obligations	1,719	—	—	(38)	1,681
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,804	—	1	(378)	5,427
Collateralized mortgage obligations	2,865	—	—	(506)	2,359
Direct agency obligations	215	—	3	(3)	215
Asset-backed securities collateralized by:
Home equity	13	—	—	(1)	12
Other	103	—	—	(11)	92
Foreign debt securities(1)	2,472	—	—	(3)	2,469
Total available-for-sale securities	$27,980	$—	$26	$(2,310)	$25,696
Securities held-to-maturity:
U.S. Treasury	$1,917	$—	$1	$(18)	$1,900
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,069	—	—	(68)	1,001
Collateralized mortgage obligations	297	—	3	(16)	284
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,043	—	43	(180)	9,906
Collateralized mortgage obligations	1,745	—	—	(152)	1,593
Obligations of U.S. states and political subdivisions	4	—	—	—	4
Asset-backed securities collateralized by residential mortgages	1	—	—	—	1
Total held-to-maturity securities	$15,076	$—	$47	$(434)	$14,689

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
At both December 31, 2024 and 2023, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at December 31, 2024 and 2023 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At December 31, 2024
U.S. Treasury	14	$(15)	$3,402	38	$(190)	$4,055
U.S. Government sponsored enterprises	—	—	—	137	(1,008)	3,871
U.S. Government agency issued or guaranteed	4	(28)	526	137	(1,043)	6,311
Asset-backed securities	—	—	—	6	(12)	97
Foreign debt securities	22	(2)	2,534	1	—	50
Securities available-for-sale	40	$(45)	$6,462	319	$(2,253)	$14,384
At December 31, 2023
U.S. Treasury	3	$(1)	$1,008	41	$(224)	$4,906
U.S. Government sponsored enterprises	2	—	80	293	(1,183)	7,701
U.S. Government agency issued or guaranteed	—	—	—	151	(887)	7,765
Asset-backed securities	—	—	—	6	(12)	104
Foreign debt securities	17	(1)	1,801	4	(2)	183
Securities available-for-sale	22	$(2)	$2,889	495	$(2,308)	$20,659
Gross unrealized losses were relatively flat as compared with December 31, 2023 as the impact of increasing yields on U.S. Government agency mortgage-backed securities was offset by the sale of certain securities that were in an unrealized loss position at December 31, 2023.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At December 31, 2024, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," for further discussion. At both December 31, 2024 and 2023, the allowance for credit losses on securities held-to-maturity was nil.
At both December 31, 2024 and 2023, none of our securities held-to-maturity were past due or in nonaccrual status.

HSBC USA Inc.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize S&P as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At both December 31, 2024 and 2023, all of our securities held-to-maturity were investment grade.
Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	2024	2023	2022
	(in millions)
Gross realized gains	$29	$3	$32
Gross realized losses	(153)	(246)	(6)
Net realized gains (losses)	$(124)	$(243)	$26
During 2024, we sold certain U.S. Government sponsored mortgage-backed securities classified as available-for-sale with a total carrying value of $2,130 million and realized a loss of $148 million. During 2023, we also sold certain U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities classified as available-for-sale with a total carrying value of $960 million and realized a loss of $246 million. These securities were sold to manage our exposure to the changing interest rate environment as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. We have reinvested the proceeds into higher yielding U.S. Treasury and U.S. Government agency mortgage-backed securities classified as held-to-maturity.
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2024 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at December 31, 2024, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2024.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$866	1.27%	$4,782	3.38%	$2,277	4.17%	$2,325	3.04%
U.S. Government sponsored enterprises	177	1.74	125	3.50	429	1.89	4,565	1.81
U.S. Government agency issued or guaranteed	20	.81	—	—	2	4.85	8,022	2.97
Asset-backed securities	—	—	51	4.40	47	3.91	11	4.50
Foreign debt securities	1,977	.56	1,423	4.41	122	4.01	—	—
Total amortized cost	$3,040	.83%	$6,381	3.62%	$2,877	3.82%	$14,923	2.63%
Total fair value	$3,032		$6,339		$2,855		$12,711
Held-to-maturity:
U.S. Treasury	$—	—%	$2,323	3.64%	$484	3.77%	$—	—%
U.S. Government sponsored enterprises	—	—	217	2.84	597	3.70	351	2.87
U.S. Government agency issued or guaranteed	—	—	—	—	11	6.04	13,813	4.59
Obligations of U.S. states and political subdivisions	—	—	2	3.79	—	—	—	—
Total amortized cost	$—	—%	$2,542	3.57%	$1,092	3.75%	$14,164	4.55%
Total fair value	$—		$2,472		$1,021		$13,536

HSBC USA Inc.
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

At December 31,	2024	2023
	(in millions)
Equity securities carried at fair value	$250	$270
Equity securities without readily determinable fair values	15	13
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During 2024, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $4 million as a component of other income (loss) in the consolidated statement of income compared with impairment losses of $5 million and $3 million during 2023 and 2022, respectively.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $438 million, respectively, at both December 31, 2024 and December 31, 2023. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

7. Loans

Loans consisted of the following:

At December 31,	2024	2023
	(in millions)
Commercial loans:
Real estate, including construction	$6,612	$7,087
Business and corporate banking	15,431	15,724
Global banking(1)	9,995	10,725
Other commercial:
Affiliates(2)	5,449	2,618
Other	3,564	3,803
Total other commercial	9,013	6,421
Total commercial	41,051	39,957
Consumer loans:
Residential mortgages	21,035	18,341
Home equity mortgages	393	389
Credit cards	195	199
Other consumer(3)	79	101
Total consumer	21,702	19,030
Total loans	$62,753	$58,987

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
(3)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $11 million and $15 million at December 31, 2024 and 2023, respectively. See Note 17, "Fair Value Option," for further details.
We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5 percent of total equity at either December 31, 2024 or 2023.
Net deferred origination costs totaled $32 million and $17 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, we had a net unamortized discount on our loans of $10 million and $13 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at December 31, 2024 and 2023. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At December 31, 2024
Commercial loans:
Real estate, including construction	$4	$19	$23	$6,589	$6,612
Business and corporate banking	59	96	155	15,276	15,431
Global banking	4	86	90	9,905	9,995
Other commercial	31	—	31	8,982	9,013
Total commercial	98	201	299	40,752	41,051
Consumer loans:
Residential mortgages	174	105	279	20,756	21,035
Home equity mortgages	2	4	6	387	393
Credit cards	2	2	4	191	195
Other consumer	2	1	3	76	79
Total consumer	180	112	292	21,410	21,702
Total loans	$278	$313	$591	$62,162	$62,753
At December 31, 2023
Commercial loans:
Real estate, including construction	$—	$206	$206	$6,881	$7,087
Business and corporate banking	1	3	4	15,720	15,724
Global banking	—	1	1	10,724	10,725
Other commercial	350	—	350	6,071	6,421
Total commercial	351	210	561	39,396	39,957
Consumer loans:
Residential mortgages	174	91	265	18,076	18,341
Home equity mortgages	12	3	15	374	389
Credit cards	3	3	6	193	199
Other consumer	3	2	5	96	101
Total consumer	192	99	291	18,739	19,030
Total loans	$543	$309	$852	$58,135	$58,987

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Contractual Maturities  Contractual maturities of loans outstanding at December 31, 2024 were as follows:

	2025	2026 - 2029	2030 - 2039	Thereafter	Total
	(in millions)
Commercial loans:
Real estate, including construction	$2,856	$3,655	$101	$—	$6,612
Business and corporate banking	6,666	8,529	236	—	15,431
Global banking	4,318	5,524	153	—	9,995
Other commercial	3,892	4,983	138	—	9,013
Consumer loans:
Residential mortgages	278	182	420	20,155	21,035
Home equity mortgages(1)	148	198	39	8	393
Credit cards(2)	—	195	—	—	195
Other consumer	37	40	2	—	79
Total	$18,195	$23,306	$1,089	$20,163	$62,753

(1)Home equity mortgage maturities reflect estimates based on historical payment patterns.
(2)As credit card receivables do not have stated maturities, the table reflects an average estimate based on historical payment patterns.
As a substantial portion of consumer loans, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections. The following table summarizes loans outstanding at December 31, 2024 due after one year by repricing characteristic:

December 31, 2024	Receivables at Predetermined Interest Rates	Receivables at Floating or Adjustable Rates	Total Loans Due After One Year
	(in millions)
Commercial loans:
Real estate, including construction	$108	$3,648	$3,756
Business and corporate banking	251	8,514	8,765
Global banking	163	5,514	5,677
Other commercial	147	4,974	5,121
Consumer loans:
Residential mortgages	5,707	15,050	20,757
Home equity mortgages	12	233	245
Credit cards	—	195	195
Other consumer	—	42	42
Total	$6,388	$38,170	$44,558

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At December 31, 2024
Commercial loans:
Real estate, including construction	$261	$—	$21
Business and corporate banking	90	61	17
Global banking	190	86	16
Other commercial	—	—	—
Total commercial	541	147	54
Consumer loans:
Residential mortgages(1)(2)(3)	173	—	80
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	3	—
Other consumer	—	1	—
Total consumer	179	4	85
Total nonperforming loans	$720	$151	$139
At December 31, 2023
Commercial loans:
Real estate, including construction	$229	$—	$40
Business and corporate banking	143	1	29
Global banking	49	—	48
Other commercial	3	—	2
Total commercial	424	1	119
Consumer loans:
Residential mortgages(1)(2)(3)	172	—	81
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	3	—
Other consumer	—	2	—
Total consumer	178	5	86
Total nonperforming loans	$602	$6	$205

(1)At December 31, 2024 and 2023, nonaccrual consumer mortgage loans include $106 million and $108 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled $27 million, $5 million and $10 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months

HSBC USA Inc.
contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At December 31, 2024 and 2023, we had collateral-dependent residential mortgage loans totaling $282 million and $278 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At December 31, 2024 and 2023, we had collateral-dependent commercial loans totaling $524 million and $618 million, respectively.
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
The following table presents information about loan payment modifications made to borrowers experiencing financial difficulty during 2024 and 2023 by type of modification, including the period-end carrying value and as a percentage of total loans:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Year Ended December 31, 2024
Commercial loans:
Real estate, including construction	$—	$32	$43	$157	$232	3.5%
Business and corporate banking	—	—	103	8	111	.7
Global banking	—	—	95	—	95	1.0
Total commercial	—	32	241	165	438	1.1
Consumer loans:
Residential mortgages(2)	—	—	3	2	5	.0
Total consumer	—	—	3	2	5	.0
Total	$—	$32	$244	$167	$443	.7

HSBC USA Inc.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Year Ended December 31, 2023
Commercial loans:
Real estate, including construction	$—	$—	$168	$—	$168	2.4%
Business and corporate banking	—	—	211	187	398	2.5
Global banking	21	—	29	—	50	.5
Total commercial	21	—	408	187	616	1.5
Consumer loans:
Residential mortgages(2)	—	—	10	2	12	.1
Total consumer	—	—	10	2	12	.1
Total	$21	$—	$418	$189	$628	1.1

(1)Represents loans with more than one type of payment modification during the period.
(2)The carrying values of consumer mortgage loans with a payment modification primarily include loans that were recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
At December 31, 2024 and 2023, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the respective year-to-date periods totaled $25 million and $85 million, respectively.
The following table summarizes the financial effect of loan payment modifications made to borrowers experiencing financial difficulty during 2024 and 2023 by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Year Ended December 31, 2024
Commercial loans:
Real estate, including construction	5.6%	$—	3.1
Business and corporate banking	.3	—	1.6
Global banking	—	—	1.9
Consumer loans:
Residential mortgages	.6	—	1.4

Year Ended December 31, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.3
Business and corporate banking	.5	2	1.5
Global banking	—	—	1.6
Consumer loans:
Residential mortgages	3.9	—	1.7
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

HSBC USA Inc.
The following table presents loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent during 2024 and 2023 by type of modification:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total
	(in millions)
Year Ended December 31, 2024
Commercial loans:
Business and corporate banking	$—	$—	$29	$—	$29
Global banking	—	—	1	—	1
Total commercial	$—	$—	$30	$—	$30

Year Ended December 31, 2023
Commercial loans:
Real estate, including construction	$—	$—	$166	$—	$166
Total commercial	$—	$—	$166	$—	$166

(1)Represents loans with more than one type of payment modification during the period.
During 2024 and 2023 there were no consumer loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent.
The following table presents the past due status of loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months at December 31, 2024 and 2023:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At December 31, 2024
Commercial loans:
Real estate, including construction	$—	$—	$232	$232
Business and corporate banking	—	29	82	111
Global banking	—	—	95	95
Total commercial	—	29	409	438
Consumer loans:
Residential mortgages	1	—	4	5
Total consumer	1	—	4	5
Total	$1	$29	$413	$443
At December 31, 2023
Commercial loans:
Real estate, including construction	$—	$166	$2	$168
Business and corporate banking	—	—	398	398
Global banking	—	—	50	50
Total commercial	—	166	450	616
Consumer loans:
Residential mortgages	—	—	12	12
Total consumer	—	—	12	12
Total	$—	$166	$462	$628

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
Once a consumer loan was classified as a TDR Loan, it continued to be reported as such until it was paid off or charged-off. For commercial loans, if subsequent performance was in accordance with the new terms and the loan was upgraded, the loan may have no longer been reported as a TDR Loan at the earliest one year after the restructuring. During 2022 there were no commercial loans that met these criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during 2022 and as a result of this action became classified as TDR Loans:

Year Ended December 31,	2022
(in millions)
Commercial loans:
Business and corporate banking	$439
Global banking	3
Total commercial	442
Consumer loans:
Residential mortgages	20
Home equity mortgages	2
Credit cards	4
Total consumer	26
Total	$468
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during 2022 was 0.25 percent. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.
During 2022, there were no TDR loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of December 31, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$104	$—	$—	$—	$—	$—	$104
Substandard	—	—	64	—	—	432	28	—	524
Doubtful	—	—	—	32	—	207	—	—	239
Total real estate, including construction	—	—	168	32	—	639	28	—	867
Business and corporate banking:
Special mention	194	235	126	27	3	171	102	18	876
Substandard	141	103	44	43	—	210	403	5	949
Doubtful	1	10	—	—	—	4	44	—	59
Total business and corporate banking	336	348	170	70	3	385	549	23	1,884
Global banking:
Special mention	—	—	—	—	—	7	41	—	48
Substandard	—	—	—	—	—	—	138	—	138
Doubtful	—	—	—	—	—	174	—	—	174
Total global banking	—	—	—	—	—	181	179	—	360
Total commercial	$336	$348	$338	$102	$3	$1,205	$756	$23	$3,111
Total commercial:
Special mention	$194	$235	$230	$27	$3	$178	$143	$18	$1,028
Substandard	141	103	108	43	—	642	569	5	1,611
Doubtful	1	10	—	32	—	385	44	—	472
Total commercial	$336	$348	$338	$102	$3	$1,205	$756	$23	$3,111

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Special mention	$—	$40	$—	$104	$92	$42	$3	$3	$284
Substandard	2	—	—	1	—	821	—	—	824
Doubtful	—	—	—	—	—	166	18	—	184
Total real estate, including construction	2	40	—	105	92	1,029	21	3	1,292
Business and corporate banking:
Special mention	38	103	12	4	20	126	296	8	607
Substandard	31	22	—	27	—	156	746	1	983
Doubtful	—	—	36	—	—	9	71	—	116
Total business and corporate banking	69	125	48	31	20	291	1,113	9	1,706
Global banking:
Special mention	—	—	—	—	—	45	62	—	107
Substandard	—	14	—	—	—	114	73	—	201
Doubtful	—	187	—	—	14	—	1	—	202
Total global banking	—	201	—	—	14	159	136	—	510
Other commercial:
Special mention	6	—	—	—	—	—	—	—	6
Substandard	38	—	—	—	—	—	—	—	38
Doubtful	—	—	—	—	—	—	3	—	3
Total other commercial	44	—	—	—	—	—	3	—	47
Total commercial	$115	$366	$48	$136	$126	$1,479	$1,273	$12	$3,555
Total commercial:
Special mention	$44	$143	$12	$108	$112	$213	$361	$11	$1,004
Substandard	71	36	—	28	—	1,091	819	1	2,046
Doubtful	—	187	36	—	14	175	93	—	505
Total commercial	$115	$366	$48	$136	$126	$1,479	$1,273	$12	$3,555

HSBC USA Inc.
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of December 31, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Performing loans	$1,035	$946	$1,109	$850	$262	$2,129	$17	$3	$6,351
Nonaccrual loans	—	—	—	32	—	210	19	—	261
Total real estate, including construction	1,035	946	1,109	882	262	2,339	36	3	6,612
Business and corporate banking:
Performing loans	1,238	1,384	977	1,251	155	3,746	6,234	295	15,280
Nonaccrual loans	2	11	1	—	—	23	53	—	90
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	60	—	61
Total business and corporate banking	1,240	1,395	978	1,251	155	3,770	6,347	295	15,431
Global banking:
Performing loans	1,084	1,350	744	735	121	3,731	1,954	—	9,719
Nonaccrual loans	—	—	—	—	—	182	8	—	190
Accruing loans contractually past due 90 days or more	—	40	—	—	—	46	—	—	86
Total global banking	1,084	1,390	744	735	121	3,959	1,962	—	9,995
Other commercial:
Performing loans	493	90	281	136	504	1,565	5,944	—	9,013
Nonaccrual loans	—	—	—	—	—	—	—	—	—
Total other commercial	493	90	281	136	504	1,565	5,944	—	9,013
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Total commercial:
Performing loans	$3,850	$3,770	$3,111	$2,972	$1,042	$11,171	$14,149	$298	$40,363
Nonaccrual loans	2	11	1	32	—	415	80	—	541
Accruing loans contractually past due 90 days or more	—	40	—	—	—	47	60	—	147
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Performing loans	$920	$1,286	$1,019	$355	$1,014	$2,242	$19	$3	$6,858
Nonaccrual loans	—	—	—	—	40	167	22	—	229
Total real estate, including construction	920	1,286	1,019	355	1,054	2,409	41	3	7,087
Business and corporate banking:
Performing loans	1,270	1,113	1,074	231	561	4,215	6,851	265	15,580
Nonaccrual loans	—	35	—	—	—	38	70	—	143
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total business and corporate banking	1,270	1,148	1,074	231	561	4,253	6,922	265	15,724
Global banking:
Performing loans	2,255	1,153	844	151	321	3,561	2,341	50	10,676
Nonaccrual loans	—	—	—	—	—	39	10	—	49
Total global banking	2,255	1,153	844	151	321	3,600	2,351	50	10,725
Other commercial:
Performing loans	211	281	313	651	418	804	3,740	—	6,418
Nonaccrual loans	—	—	—	—	—	3	—	—	3
Total other commercial	211	281	313	651	418	807	3,740	—	6,421
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Total commercial:
Performing loans	$4,656	$3,833	$3,250	$1,388	$2,314	$10,822	$12,951	$318	$39,532
Nonaccrual loans	—	35	—	—	40	247	102	—	424
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	1	—	1
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957

HSBC USA Inc.
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of December 31, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Investment grade	$67	$307	$27	$—	$165	$757	$—	$—	$1,323
Non-investment grade	968	639	1,082	882	97	1,582	36	3	5,289
Total real estate, including construction	1,035	946	1,109	882	262	2,339	36	3	6,612
Business and corporate banking:
Investment grade	401	563	310	723	86	1,626	3,084	88	6,881
Non-investment grade	839	832	668	528	69	2,144	3,263	207	8,550
Total business and corporate banking	1,240	1,395	978	1,251	155	3,770	6,347	295	15,431
Global banking:
Investment grade	924	1,105	671	634	104	3,270	1,668	—	8,376
Non-investment grade	160	285	73	101	17	689	294	—	1,619
Total global banking	1,084	1,390	744	735	121	3,959	1,962	—	9,995
Other commercial:
Investment grade	365	71	141	86	220	1,258	5,783	—	7,924
Non-investment grade	128	19	140	50	284	307	161	—	1,089
Total other commercial	493	90	281	136	504	1,565	5,944	—	9,013
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Total commercial:
Investment grade	$1,757	$2,046	$1,149	$1,443	$575	$6,911	$10,535	$88	$24,504
Non-investment grade	2,095	1,775	1,963	1,561	467	4,722	3,754	210	16,547
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2023
	(in millions)
Real estate, including construction:
Investment grade	$327	$100	$24	$187	$162	$939	$1	$—	$1,740
Non-investment grade	593	1,186	995	168	892	1,470	40	3	5,347
Total real estate, including construction	920	1,286	1,019	355	1,054	2,409	41	3	7,087
Business and corporate banking:
Investment grade	732	304	543	95	261	1,977	3,311	54	7,277
Non-investment grade	538	844	531	136	300	2,276	3,611	211	8,447
Total business and corporate banking	1,270	1,148	1,074	231	561	4,253	6,922	265	15,724
Global banking:
Investment grade	1,947	1,109	651	149	307	2,842	2,140	—	9,145
Non-investment grade	308	44	193	2	14	758	211	50	1,580
Total global banking	2,255	1,153	844	151	321	3,600	2,351	50	10,725
Other commercial:
Investment grade	211	192	43	376	298	564	3,143	—	4,827
Non-investment grade	—	89	270	275	120	243	597	—	1,594
Total other commercial	211	281	313	651	418	807	3,740	—	6,421
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Total commercial:
Investment grade	$3,217	$1,705	$1,261	$807	$1,028	$6,322	$8,595	$54	$22,989
Non-investment grade	1,439	2,163	1,989	581	1,326	4,747	4,459	264	16,968
Total commercial	$4,656	$3,868	$3,250	$1,388	$2,354	$11,069	$13,054	$318	$39,957
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination, during 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Year Ended December 31, 2024
Real estate, including construction	$—	$—	$—	$—	$—	$17	$—	$—	$17
Business and corporate banking	4	—	—	32	—	21	1	—	58
Global banking	—	—	—	—	—	3	—	—	3
Total commercial	$4	$—	$—	$32	$—	$41	$1	$—	$78

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Year Ended December 31, 2023
Business and corporate banking	$—	$—	$17	$—	$—	$11	$20	$—	$48
Total commercial	$—	$—	$17	$—	$—	$11	$20	$—	$48

HSBC USA Inc.
Consumer Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of December 31, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Dec. 31, 2024
	(in millions)
Residential mortgages(1)(2)	$1	$5	$11	$2	$12	$103	$—	$134
Home equity mortgages(1)(2)	—	—	—	—	—	4	—	4
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$1	$5	$11	$2	$12	$108	$3	$142

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Dec. 31, 2023
	(in millions)
Residential mortgages(1)(2)	$—	$2	$6	$6	$1	$100	$—	$115
Home equity mortgages(1)(2)	—	—	—	—	—	4	—	4
Credit cards	—	—	—	—	—	—	4	4
Other consumer	—	—	—	—	—	2	—	2
Total consumer	$—	$2	$6	$6	$1	$106	$4	$125

(1)At December 31, 2024 and 2023, consumer mortgage loan delinquency includes $67 million and $61 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At December 31, 2024 and 2023, consumer mortgage loans include $32 million and $21 million, respectively, of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of December 31, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Dec. 31, 2024
	(in millions)
Residential mortgages:
Performing loans	$4,237	$2,314	$2,615	$3,924	$2,601	$5,171	$—	$20,862
Nonaccrual loans	—	5	10	8	10	140	—	173
Total residential mortgages	4,237	2,319	2,625	3,932	2,611	5,311	—	21,035
Home equity mortgages:
Performing loans	47	81	60	9	18	172	—	387
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	47	81	60	9	18	178	—	393
Credit cards:
Performing loans	—	—	—	—	—	—	192	192
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	195	195
Other consumer:
Performing loans	—	—	3	8	4	59	4	78
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	—	1
Total other consumer	—	—	3	8	4	60	4	79
Total consumer	$4,284	$2,400	$2,688	$3,949	$2,633	$5,549	$199	$21,702
Total consumer:
Performing loans	$4,284	$2,395	$2,678	$3,941	$2,623	$5,402	$196	$21,519
Nonaccrual loans	—	5	10	8	10	146	—	179
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	3	4
Total consumer	$4,284	$2,400	$2,688	$3,949	$2,633	$5,549	$199	$21,702

HSBC USA Inc.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total at Dec. 31, 2023
	(in millions)
Residential mortgages:
Performing loans	$2,646	$2,753	$4,096	$2,761	$1,236	$4,677	$—	$18,169
Nonaccrual loans	—	11	11	9	8	133	—	172
Total residential mortgages	2,646	2,764	4,107	2,770	1,244	4,810	—	18,341
Home equity mortgages:
Performing loans	80	69	11	22	25	176	—	383
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	80	69	11	22	25	182	—	389
Credit cards:
Performing loans	—	—	—	—	—	—	196	196
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	199	199
Other consumer:
Performing loans	—	8	7	7	3	67	7	99
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	—	2
Total other consumer	—	8	7	7	3	69	7	101
Total consumer	$2,726	$2,841	$4,125	$2,799	$1,272	$5,061	$206	$19,030
Total consumer:
Performing loans	$2,726	$2,830	$4,114	$2,790	$1,264	$4,920	$203	$18,847
Nonaccrual loans	—	11	11	9	8	139	—	178
Accruing loans contractually past due 90 days or more	—	—	—	—	—	2	3	5
Total consumer	$2,726	$2,841	$4,125	$2,799	$1,272	$5,061	$206	$19,030
Gross Charge-offs  The following table summarizes gross charge-off dollars in our consumer loan portfolio, disaggregated by year of origination, during 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Year Ended December 31, 2024
Credit cards	$—	$—	$—	$—	$—	$—	$8	$8
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$—	$—	$—	$—	$—	$1	$8	$9

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in millions)
Year Ended December 31, 2023
Residential mortgages	$—	$—	$—	$—	$—	$4	$—	$4
Home equity mortgages	—	—	—	—	—	1	—	1
Credit cards	—	—	—	—	—	—	8	8
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$—	$—	$—	$—	$—	$6	$8	$14
Concentration of Credit Risk  At December 31, 2024 and 2023, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $4,650 million and $4,392 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.
8.    Allowance for Credit Losses

Description of Economic Scenarios at December 31, 2024 and Other Changes During the Year Ended December 31, 2024 During 2024, economic uncertainty remained due to elevated interest rates and the effects from higher inflation. We updated our Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at December 31, 2024. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, lower equal weights placed on the Upside and Downside scenarios and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at December 31, 2024. The economic assumptions described in this section have been formed specifically for the purpose of calculating lifetime ECL.
In the Central scenario, inflation re-accelerates modestly starting in the second half of 2025. With squeezed consumer spending and reduced trade growth, U.S. Gross Domestic Product ("GDP") growth moderates in 2025 and 2026 compared with 2024, while the FRB continues to reduce its policy rate in 2025. Amid weaker GDP growth, the unemployment rate increases slightly, but remains near historic lows, while residential housing prices grow modestly as weaker demand is offset by a limited supply of homes for sale. In the financial markets, the growth in financial asset prices moderates compared with 2024.
In the Upside scenario, the economy grows at a faster pace than in the Central scenario as inflation wanes and tariff actions do not escalate. As a result, the unemployment rate falls and remains lower than in the Central scenario, while both residential housing and commercial real estate prices are higher than in the Central scenario. In this scenario, the equity price index climbs with strong momentum and overall optimism fueled by easing inflation allows the FRB to normalize its policy rate slightly faster than currently anticipated, which, combined with lower inflation expectations, drive the 10-year U.S. Treasury yield lower than in the Central scenario.
In the Downside scenario, inflation re-accelerates beyond the Central scenario and the economy enters a mild recession, with the unemployment rate increasing and remaining at a higher level, while residential housing and commercial real estate prices undergo correction due to weakness in the labor market and rising inflation. In this scenario, the FRB raises its policy rate initially to tackle inflation and the equity price index goes through a substantial correction by the end of 2026 driven by an overall erosion of consumer and business sentiments, which eventually results in lower interest rates than in the Central scenario.
In the Alternative Downside scenario, geopolitical tensions and tariff actions escalate significantly, and more severe inflationary pressures accompanied by tighter monetary policy lead the U.S. economy into a deep recession in 2025, followed by a very anemic recovery starting in the second half of 2026. An extended period of economic contraction keeps the unemployment rate at an elevated level, which pressures residential housing prices to depreciate, while at the same time, contracting corporate activities and increased unemployment pushes the commercial real estate market into a downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year, widening corporate credit spreads, and flight to safe-haven assets pushes the 10-year U.S. Treasury yield lower.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at December 31, 2024 and 2023:

	For the Quarter Ended
	June 30, 2025	December 31, 2025
Unemployment rate (quarterly average):
Forecast at December 31, 2024	4.4%	4.4%
Forecast at December 31, 2023	4.2	4.1
GDP growth rate (year-over-year):
Forecast at December 31, 2024	2.0	1.8
Forecast at December 31, 2023	1.8	2.1
As part of our updates to the economic scenarios, during 2024, we also decreased our commercial allowance for credit losses for risk associated with large loan exposures.
In addition to the updates to the economic scenarios, during 2024, we decreased the management judgement allowance on our commercial loan portfolio for risk factors associated with higher risk industry exposures that are not fully captured in the models, while we increased the management judgement allowance on our commercial loan portfolio for risk factors associated with innovation banking exposures that are not fully captured in the models.

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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

At December 31,	2024	2023
	(in millions)
Allowance for credit losses:
Loans	$537	$591
Securities held-to-maturity(1)	—	—
Other financial assets measured at amortized cost(2)	—	—
Securities available-for-sale(1)	—	—
Total allowance for credit losses	$537	$591

Liability for off-balance sheet credit exposures	$139	$111

(1)See Note 6, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the years ended December 31, 2024, 2023 and 2022:

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Year Ended December 31, 2024
Allowance for credit losses – beginning of period	$144	$302	$127	$1	$(9)	$7	$16	$3	$591
Provision charged (credited) to income	17	27	(16)	—	(7)	(2)	1	2	22
Charge-offs	(17)	(58)	(3)	—	—	—	(8)	(1)	(87)
Recoveries	—	2	—	—	4	1	4	—	11
Net (charge-offs) recoveries	(17)	(56)	(3)	—	4	1	(4)	(1)	(76)
Allowance for credit losses – end of period	$144	$273	$108	$1	$(12)	$6	$13	$4	$537

Year Ended December 31, 2023
Allowance for credit losses – beginning of period	$200	$230	$120	$1	$11	$2	$16	$4	$584
Provision charged (credited) to income	(56)	111	7	—	(19)	4	4	—	51
Charge-offs	—	(48)	—	—	(4)	(1)	(8)	(1)	(62)
Recoveries	—	9	—	—	3	2	4	—	18
Net (charge-offs) recoveries	—	(39)	—	—	(1)	1	(4)	(1)	(44)
Allowance for credit losses – end of period	$144	$302	$127	$1	$(9)	$7	$16	$3	$591

HSBC USA Inc.

	Commercial Loans				Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking	Global Banking	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Year Ended December 31, 2022
Allowance for credit losses – beginning of period	$73	$243	$100	$4	$8	$5	$14	$—	$447
Provision charged (credited) to income	129	(8)	29	(3)	—	(6)	(2)	4	143
Charge-offs	(3)	(9)	(9)	—	(2)	(1)	(1)	(1)	(26)
Recoveries	1	4	—	—	5	4	5	1	20
Net (charge-offs) recoveries	(2)	(5)	(9)	—	3	3	4	—	(6)
Allowance for credit losses – end of period	$200	$230	$120	$1	$11	$2	$16	$4	$584
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the years ended December 31, 2024, 2023 and 2022:

Year Ended December 31,	2024	2023	2022
	(in millions)
Balance at beginning of period	$111	$117	$103
Provision charged (credited) to income	28	(6)	14
Balance at end of period	$139	$111	$117
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

At December 31,	2024	2023
	(in millions)
Accrued interest receivables:
Loans	$249	$259
Securities held-to-maturity	67	57
Other financial assets measured at amortized cost	25	19
Securities available-for-sale	117	87
Total accrued interest receivables	458	422
Allowance for credit losses	—	—
Accrued interest receivables, net	$458	$422
During 2024, 2023 and 2022, we charged-off accrued interest receivables by reversing interest income for loans of $3 million, $14 million and $3 million, respectively.

HSBC USA Inc.
9. Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2024	2023
	(in millions)
Commercial loans:
Real estate, including construction	$79	$—
Business and corporate banking	1	—
Global banking	326	339
Total commercial	406	339
Consumer loans:
Residential mortgages	—	—
Total consumer	—	—
Total loans held for sale	$406	$339
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $395 million and $250 million at December 31, 2024 and 2023, respectively. See Note 17, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $11 million and $89 million at December 31, 2024 and 2023, respectively. During 2024, 2023 and 2022, lower of amortized cost or fair value adjustments on these commercial loans held for sale were immaterial.
During 2023, we sold a portfolio of commercial real estate loans to a third-party sponsored asset-backed financing entity with a carrying value of $439 million at the time of sale and recognized an immaterial loss on sale, including transaction costs. These commercial real estate loans were sold as part of an effort to reduce exposure to this sector. Prior to the sale, during 2023, we recorded $30 million of lower of amortized cost or fair value adjustments associated with the write-down of these commercial loans held for sale as a component of other income (loss) in the consolidated statement of income. In connection with the sale, we provided a loan to the third-party buyer sponsored asset-backed financing entity for a portion of the purchase price. See Note 27, "Variable Interest Entities," for additional information.
In addition, during 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain retail business banking loans with a carrying value at the time of sale of $37 million. See Note 4, "Sale of Certain Branch Assets and Liabilities," for additional information.
During 2022, we also sold certain global banking loans and unfunded commitments to third parties in order to reduce risk-weighted assets as part of our Restructuring Plan. These global banking loans had a carrying value at the time of sale of $44 million and we recognized a loss on sale of $21 million. The loss on sale is reflected as a component of other income (loss) in the consolidated statement of income.
Consumer Loans Residential mortgage loans held for sale comprise agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income.
In addition, as discussed above, during 2022, we completed the sale of the branch disposal group that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. The sale included certain consumer loans with a carrying value at the time of sale which collectively totaled $2,102 million, including $1,665 million of residential mortgages, $185 million of home equity mortgages, $168 million of credit cards and $84 million of other consumer loans. See Note 4, "Sale of Certain Branch Assets and Liabilities," for additional information.
During 2022, we also sold a portfolio of consumer loans to a third party consisting primarily of certain non-performing mortgage loans and government-backed mortgage loans that we previously transferred to held for sale in 2021 as part of our Restructuring Plan. These mortgage loans had a carrying value at the time of sale which collectively totaled $904 million, including $865 million of residential mortgages and $39 million of home equity mortgages, and we recognized a loss on sale of $35 million, largely reflecting changes in the final terms of the sale. The loss on sale is reflected as a component of other income (loss) in the consolidated statement of income. The loss on sale was increased by $10 million during 2023 reflecting a repricing reserve adjustment.

HSBC USA Inc.
During 2022, we recorded $11 million of lower of amortized cost or fair value adjustments associated with the write-down of mass market consumer loans held for sale as a component of other income (loss) in the consolidated statement of income.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans which are originated and held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was nil during 2024 compared with nil and a gain of $7 million during 2023 and 2022, respectively.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on commercial loans held for sale was nil and $2 million at December 31, 2024 and 2023, respectively. The valuation allowance on consumer loans held for sale was nil at both December 31, 2024 and 2023.

10. Properties and Equipment, Net

Properties and equipment, net is summarized in the following table:

At December 31,	2024	2023
	(in millions)
Land	$2	$2
Buildings and improvements(1)	61	272
Furniture and equipment(1)	28	60
Total	91	334
Accumulated depreciation and amortization(1)	(18)	(263)
Properties and equipment, net	$73	$71

(1)The decreases since December 31, 2023 are due primarily to the retirement of assets associated with the exit of our previous U.S. headquarters.
Depreciation and amortization expense totaled $12 million, $22 million and $13 million in 2024, 2023 and 2022, respectively.

11. Goodwill

Goodwill was $458 million at both December 31, 2024 and 2023. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods.
During the fourth quarter of 2024, we completed our annual impairment test of goodwill and determined that the fair value of our Commercial Banking reporting unit significantly exceeded its carrying value, including goodwill.

HSBC USA Inc.
12. Leases

We have entered into operating leases for premises and equipment. The following table summarizes the components of total operating lease costs, net and provides supplemental cash flow information related to leases:

Year Ended December 31,	2024	2023	2022
	(in millions)
Operating lease cost	$66	$42	$49
Variable lease cost	27	25	33
Sublease income(1)	(50)	(33)	(39)
Total operating lease costs, net	$43	$34	$43

Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$70	$71	$79
ROU assets recognized for new operating lease liabilities	65	337	2

(1)We have entered into agreements to sublease certain office space, including agreements to receive rental income from our affiliates. As lessee of the properties, we have entered into agreements with these affiliates to charge them rent based on the office space utilized by their employees during the period. See Note 24, "Related Party Transactions," for further disclosure.
In addition to the operating lease costs reflected in the table above, during 2024 and 2023, we recorded lease impairment charges of $15 million and $6 million, respectively, to write-down the lease ROU assets associated with the exit of our previous U.S. headquarters and certain office space. These impairment charges are reflected in occupancy expense, net in the consolidated statement of income and were allocated to each of the business segments. During 2022, we recorded lease impairment charges of $10 million to write-down the lease ROU assets associated with certain office space that we determined we would exit as part of our Restructuring Plan. See Note 3, "Strategic Initiatives," for further discussion.
During 2024, we modified the lease for our new U.S. headquarters to include additional office space which resulted in an increase to the lease ROU asset and a corresponding increase to the operating lease liability of $53 million.
The following table presents information about our operating lease ROU assets and liabilities:

At December 31,	2024	2023
	(dollars are in millions)
Operating lease ROU assets(1)	$521	$495
Operating lease liabilities	516	488
Weighted-average remaining lease term	18.2 years	17.2 years
Weighted-average discount rate	5.4%	5.1%

(1)Reported inclusive of prepaid construction costs, net of level lease adjustments and accumulated impairment losses.
The following table presents a maturity analysis of our operating lease liabilities at December 31, 2024:

Year Ending December 31,
(in millions)
2025	$51
2026	50
2027	47
2028	46
2029	44
Thereafter	598
Total future operating lease payments	836
Less - imputed interest	(320)
Total operating lease liabilities	$516
At December 31, 2024, additional operating leases for premises that have not yet commenced and are not reflected in the table above were not material.

HSBC USA Inc.
13. Deposits

Total deposits were $123,350 million and $121,283 million at December 31, 2024 and 2023, respectively, of which $3,956 million and $1,821 million, respectively, were carried at fair value.
The following table presents the aggregate amount of time deposit accounts in denominations exceeding $250,000 at December 31, 2024 and 2023:

At December 31,	2024	2023
	(in millions)
Domestic deposits	$14,025	$16,504
Foreign deposits	305	366
Total	$14,330	$16,870
The scheduled maturities of all time deposits at December 31, 2024 are summarized in the following table:

	Domestic Deposits	Foreign Deposits	Total
	(in millions)
2025	$16,614	$305	$16,919
2026	2,121	—	2,121
2027	652	—	652
2028	799	—	799
2029	766	—	766
Thereafter	14	—	14
	$20,966	$305	$21,271
Overdraft deposits, which are classified as loans, were approximately $501 million and $91 million at December 31, 2024 and 2023, respectively.
Federal Deposit Insurance Corporation ("FDIC") assessment fees, which are recorded as a component of other expenses in the consolidated statement of income, totaled $107 million, $322 million and $54 million in 2024, 2023 and 2022, respectively.
In November 2023, the FDIC issued a final rule that imposes a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund ("DIF") arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. This resulted in additional deposit insurance assessment fees of $243 million being accrued in 2023. Because the estimated loss to the DIF will be periodically adjusted as actual losses are incurred, the FDIC retains the ability to cease collection early, extend the special assessment collection period beyond the initial eight-quarter collection period, or impose a final shortfall special assessment after the receiverships for the two banks are terminated. During 2024, the FDIC informed banks who are required to fund the shortfall in the DIF that the estimated loss has increased and it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period at a rate that reflects estimated changes in the special assessment. As a result, during 2024, we accrued $31 million of additional deposit insurance special assessment fees to reflect our updated special assessment amount.

HSBC USA Inc.
14.    Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31,
	2024	Rate	2023	Rate
	(dollars are in millions)
Federal funds purchased (day to day)	$—	—%	$3,355	5.49%
Securities sold under repurchase agreements	1,149	*	267	*
Commercial paper	5,660	5.40	5,440	6.28
Other	543		852
Total short-term borrowings	$7,352		$9,914

*The rate on securities sold under repurchase agreements is not meaningful as the denominator used in the calculation reflects the net amount presented in the balance sheet.

15. Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates and maturity dates in effect at December 31, 2024 are shown in the below table.

				At December 31,
	Maturity Date Range	Interest Rate Range	Interest Rate Weighted Average	2024	2023
				(in millions)
Issued or acquired by HSBC USA:
Senior debt:
Fixed-rate notes	2025 - 2031	1.12% - 5.63%	3.79%	$10,374	$9,165
Floating-rate notes	2027	5.33	5.33	499	—
Structured notes	2025 - 2045	4.32 - 6.47	4.90	6,591	5,977
Total senior debt				17,464	15,142
Subordinated fixed-rate notes	2097	7.20	7.20	223	223
Mark-to-market adjustment on fair value option debt				129	374
Total issued or acquired by HSBC USA				17,816	15,739
Issued by HSBC Bank USA and its subsidiaries:
Senior debt:
Fixed-rate notes	2027	3.04	3.04	107	—
Floating-rate notes	2040	4.45	4.45	25	34
Structured notes	2028	4.58	4.58	297	441
FHLB advances - floating-rate	2036	4.64	4.64	1,000	1,000
Total senior debt				1,429	1,475
Subordinated fixed-rate notes	2034 - 2039	5.63 - 7.00	6.36	1,441	1,441
Mark-to-market adjustment on fair value option debt				31	6
Total issued by HSBC Bank USA and its subsidiaries				2,901	2,922
Total long-term debt				$20,717	$18,661
At December 31, 2024 and 2023, we had structured notes totaling $7,044 million and $6,790 million, respectively, and subordinated and other fixed-rate debt totaling $851 million and $749 million, respectively, for which we have elected fair value option accounting and are therefore carried at fair value. See Note 17, "Fair Value Option," for further details.

HSBC USA Inc.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At both December 31, 2024 and 2023, borrowings from the FHLB facility totaled $1,000 million which is included in long-term debt. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $34,230 million at December 31, 2024.
Maturities of long-term debt at December 31, 2024 were as follows:

(in millions)
2025	$7,172
2026	2,063
2027	3,639
2028	1,423
2029	1,470
Thereafter	4,950
Total	$20,717

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

HSBC USA Inc.

	December 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges:(1)
Interest rate contracts - bilateral OTC(2)	$25	$5	$—	$83
Derivatives accounted for as cash flow hedges:(1)
Foreign exchange contracts - bilateral OTC(2)	99	—	—	56
Interest rate contracts - bilateral OTC(2)	—	4	—	1
Total derivatives accounted for as hedges	124	9	—	140
Trading derivatives not accounted for as hedges:(3)
Exchange-traded(2)	2	2	7	16
OTC-cleared(2)	68	—	70	—
Bilateral OTC(2)	1,027	624	1,178	946
Interest rate contracts	1,097	626	1,255	962
Foreign exchange contracts - bilateral OTC(2)	16,292	16,241	13,606	13,479
Exchange-traded(2)	—	—	7	—
Bilateral OTC(2)	576	634	413	1,080
Equity contracts	576	634	420	1,080
Exchange-traded(2)	—	—	3	—
Bilateral OTC(2)	1,220	1,092	1,150	1,033
Precious metals contracts	1,220	1,092	1,153	1,033
OTC-cleared(2)	—	—	14	—
Bilateral OTC(2)	246	105	81	137
Credit contracts	246	105	95	137
Other non-qualifying derivatives not accounted for as hedges:(1)
Interest rate contracts - bilateral OTC(2)	—	97	—	76
Equity contracts - bilateral OTC(2)	440	189	621	193
OTC-cleared(2)	—	—	1	1
Bilateral OTC(2)	25	94	13	122
Credit contracts	25	94	14	123
Other contracts - bilateral OTC(2)(4)	5	31	5	40
Total derivatives	20,025	19,118	17,169	17,263
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	15,345	15,345	14,110	14,110
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	2,925	1,291	1,760	1,321
Net amounts of derivative assets / liabilities presented in the balance sheet	1,755	2,482	1,299	1,832
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	265	268	63	273
Net amounts of derivative assets / liabilities	$1,490	$2,214	$1,236	$1,559

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at December 31, 2024 and 2023, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At December 31, 2024
Securities available-for-sale ("AFS")	$11,685	$(1,283)	$(232)	$(1,515)
Deposits	1,476	(61)	37	(24)
Long-term debt	8,236	(295)	31	(264)
At December 31, 2023
Securities AFS	11,112	(1,320)	(70)	(1,390)
Deposits	1,463	(104)	67	(37)
Long-term debt	7,913	(407)	72	(335)

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Year Ended December 31, 2024
Interest rate contracts / Securities AFS	Net interest income	$654	$73
Interest rate contracts / Deposits	Net interest income	2	(110)
Interest rate contracts / Long-term debt	Net interest income	(143)	(441)
Total		$513	$(478)

Year Ended December 31, 2023
Interest rate contracts / Securities AFS	Net interest income	$348	$386
Interest rate contracts / Deposits	Net interest income	(22)	(113)
Interest rate contracts / Long-term debt	Net interest income	(15)	(461)
Total		$311	$(188)

Year Ended December 31, 2022
Interest rate contracts / Securities AFS	Net interest income	$2,219	$(1,871)
Interest rate contracts / Deposits	Net interest income	(138)	56
Interest rate contracts / Long-term debt	Net interest income	(527)	378
Total		$1,554	$(1,437)
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
At December 31, 2024, active cash flow hedge relationships extend or mature through July 2036. During 2024, $51 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $174 million and $43 million during 2023 and 2022, respectively. During the next twelve months, we expect to amortize $21 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives			Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2024	2023	2022		2024	2023	2022
	(in millions)
Year Ended December 31,
Foreign exchange contracts	$2	$1	$—	Net interest income	$—	$—	$—
Interest rate contracts	224	4	(385)	Net interest income	(51)	(174)	(43)
Total	$226	$5	$(385)		$(51)	$(174)	$(43)

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
Our non-qualifying hedging and other activities include:
•Derivative contracts related to the fixed-rate long-term debt issuances and hybrid instruments, including structured notes and deposits, for which we have elected fair value option accounting. These derivative contracts are non-qualifying hedges but are considered economic hedges.
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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2024	2023	2022
		(in millions)
Interest rate contracts	Trading revenue	$253	$(111)	$315
Foreign exchange contracts	Trading revenue	240	316	212
Equity contracts	Trading revenue	(2,193)	(1,760)	2,581
Precious metals contracts	Trading revenue	(10)	223	271
Credit contracts	Trading revenue	173	30	130
Total		$(1,537)	$(1,302)	$3,509

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2024	2023	2022
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(99)	$(11)	$(321)
Interest rate contracts	Other income (loss)	—	—	7
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	—	1
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	272	942	(1,132)
Equity contracts	Other income (loss)	4	—	—
Credit contracts	Other income (loss)	(52)	(61)	(12)
Other contracts(1)	Other income (loss)	(35)	(44)	(36)
Total		$90	$826	$(1,493)

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at December 31, 2024 was $401 million, for which we had posted collateral of $153 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2023 was $169 million, for which we had posted collateral of $90 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 28, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$17	$119

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

At December 31,	2024	2023
	(in millions)
Interest rate:
Futures and forwards	$16,829	$5,143
Swaps	104,458	114,947
Options written	1,217	1,260
Options purchased	1,222	1,352
Total interest rate	123,726	122,702
Foreign exchange:
Swaps, futures and forwards	1,026,047	1,005,683
Options written	29,739	30,755
Options purchased	29,859	30,898
Spot	32,603	29,631
Total foreign exchange	1,118,248	1,096,967
Commodities, equities and precious metals:
Swaps, futures and forwards	33,520	53,110
Options written	1,513	1,713
Options purchased	9,855	8,464
Total commodities, equities and precious metals	44,888	63,287
Credit derivatives	19,175	16,710
Other contracts(1)	1,670	1,416
Total	$1,307,707	$1,301,082

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
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. We also elected to apply FVO accounting to certain student loans held for investment. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are

HSBC USA Inc.
summarized in the table below. At December 31, 2024 and 2023, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
Long-Term Debt (Own Debt Issuances)  We elected to apply FVO accounting to certain fixed-rate long-term debt, primarily for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without having to meet the hedge accounting requirements. Substantially all of our own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instruments. The observed market price of these instruments reflects the effect of changes to our own credit spreads and interest rates. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. Excluding the fair value movement attributable to our own credit spread, the components of gain (loss) in the consolidated statement of income related to long-term debt designated at fair value are summarized in the table below.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At December 31, 2024
Student loans held for investment	$11	$13	$(2)
Commercial loans held for sale	395	399	(4)
Client share repurchase asset	16	16	—
Fixed rate long-term debt	851	847	4
Hybrid instruments:
Structured deposits	3,956	3,892	64
Structured notes	7,044	6,888	156
Client share repurchase liability	16	16	—
At December 31, 2023
Student loans held for investment	$15	$17	$(2)
Commercial loans held for sale	250	256	(6)
Client share repurchase asset	10	10	—
Fixed rate long-term debt	749	741	8
Hybrid instruments:
Structured deposits	1,821	1,816	5
Structured notes	6,790	6,418	372
Client share repurchase liability	10	10	—

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the years ended December 31, 2024, 2023 and 2022:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Year Ended December 31, 2024
Interest rate and other components(1)	$—	$40	$(253)	$(213)
Credit risk component(2)	2	—	—	2
Total mark-to-market on financial instruments designated at fair value	2	40	(253)	(211)
Mark-to-market on related derivatives	—	(48)	223	175
Net realized gain (loss) on related long-term debt derivatives	—	(2)	—	(2)
Gain (loss) on instruments designated at fair value and related derivatives	$2	$(10)	$(30)	$(38)

Year Ended December 31, 2023
Interest rate and other components(1)	$—	$3	$(987)	$(984)
Credit risk component(2)	11	—	—	11
Total mark-to-market on financial instruments designated at fair value	11	3	(987)	(973)
Mark-to-market on related derivatives	—	(4)	936	932
Net realized gain (loss) on related long-term debt derivatives	—	(1)	—	(1)
Gain (loss) on instruments designated at fair value and related derivatives	$11	$(2)	$(51)	$(42)

Year Ended December 31, 2022
Interest rate and other components(1)	$—	$197	$1,290	$1,487
Credit risk component(2)(3)	(85)	—	—	(85)
Total mark-to-market on financial instruments designated at fair value	(85)	197	1,290	1,402
Mark-to-market on related derivatives	—	(221)	(1,257)	(1,478)
Net realized gain on related long-term debt derivatives	—	26	—	26
Gain (loss) on instruments designated at fair value and related derivatives	$(85)	$2	$33	$(50)

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

HSBC USA Inc.
18. Income Taxes

Total income taxes was as follows:

Year Ended December 31,	2024	2023	2022
	(in millions)
Provision for income taxes	$222	$95	$177
Income tax expense (benefit) included in common equity related to:
Unrealized gains (losses) on investment securities	—	166	(719)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread	(18)	(8)	19
Unrealized gains (losses) on derivatives designated as cash flow hedges	69	43	(84)
Employer accounting for post-retirement plans	—	1	2
Total income taxes	$273	$297	$(605)
The components of the provision for income taxes were as follows:

Year Ended December 31,	2024	2023	2022
	(in millions)
Current:
Federal	$66	$11	$(109)
State and local	29	35	—
Foreign	1	(2)	2
Total current	96	44	(107)
Deferred	126	51	284
Provision for income taxes	$222	$95	$177
The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income and the statutory U.S. Federal income tax rate:

Year Ended December 31,	2024		2023		2022
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$220	21.0%	$102	21.0%	$152	21.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	37	3.5	21	4.3	30	4.1
Adjustment of State tax rate used to value deferred taxes	(1)	(.1)	(8)	(1.6)	(16)	(2.2)
Non-deductible FDIC assessment fees	16	1.5	17	3.5	11	1.5
Other non-deductible / non-taxable items	(1)	(.1)	(3)	(.6)	11	1.5
Items affecting prior periods(1)	(13)	(1.2)	(3)	(.6)	11	1.5
Low income housing and other tax credit investments	(33)	(3.2)	(30)	(6.2)	(22)	(3.0)
Other	(3)	(.2)	(1)	(.3)	—	—
Provision for income taxes	$222	21.2%	$95	19.5%	$177	24.4%

(1)For 2024, the amount includes an immaterial out of period adjustment to our deferred tax asset balance which decreased tax expense by $12 million. For 2022, the amount primarily relates to changes in estimates as a result of filing the 2021 Federal and State income tax returns.

HSBC USA Inc.
The components of the net deferred tax asset are presented in the following table:

At December 31,	2024	2023
	(in millions)
Deferred tax assets:
Allowance for credit losses	$168	$175
Unrealized losses on cash flow hedges	17	86
Accrued expenses	101	127
Interests in real estate mortgage investment conduits(1)	100	104
Unrealized losses on investment securities	574	574
Capitalized costs(2)	305	299
Lease liabilities	130	123
Other	164	154
Total deferred tax assets	1,559	1,642
Deferred tax liabilities:
Lease ROU assets	130	109
Amortization of intangible assets	22	24
Fair value adjustments	2	28
Other	30	29
Total deferred tax liabilities	184	190
Net deferred tax asset	$1,375	$1,452

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
(2)Reflects our tax return election to capitalize certain service costs.
A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	2024	2023	2022
	(in millions)
Balance at January 1,	$23	$25	$26
Additions based on tax positions related to the current year	1	1	—
Additions for tax positions of prior years	—	—	1
Reductions for tax positions of prior years	(3)	(3)	(2)
Balance at December 31,	$21	$23	$25
The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $18 million, $20 million and $22 million at December 31, 2024, 2023 and 2022, respectively. Included in the unrecognized tax benefits are certain items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of State taxes that would be deductible for U.S. Federal tax purposes. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various State and local tax jurisdictions.
It is our policy to recognize accrued interest related to uncertain tax positions in interest expense in the consolidated statement of income and to recognize penalties, if any, related to uncertain tax positions as a component of other expenses in the consolidated statement of income. Accruals for the payment of interest associated with uncertain tax positions totaled $8 million, $7 million and $6 million at December 31, 2024, 2023 and 2022, respectively. Our accrual for the payment of interest associated with uncertain tax positions increased by $1 million during both 2024 and 2023.
Deferred tax assets and liabilities are recognized for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for State net operating losses and for State tax credits. Our net deferred tax assets, including deferred tax liabilities, totaled $1,375 million and $1,452 million at December 31, 2024 and 2023, respectively.

HSBC USA Inc.
See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," for further discussion regarding our accounting policy relating to the evaluation, recognition and measurement of both the HNAH Group's and HSBC USA's deferred tax assets and liabilities. In evaluating the need for a valuation allowance at December 31, 2024, it has been determined that HNAH Group projections of future taxable income from U.S. operations based on objective and verifiable management forecasts provide sufficient and appropriate support for the recognition of our net deferred tax assets.
Federal income tax returns for 2017, 2021 and forward remain open to examination by the Internal Revenue Service.
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
 At December 31, 2024, for State tax purposes, we had apportioned and pre-tax effected net operating loss carryforwards of $51 million which expire as follows: $1 million in 2028 and $50 million in 2030 and beyond.

19. Preferred Stock

HSBC USA preferred stock outstanding was $265 million at both December 31, 2024 and 2023 and included 265 shares of 6.0 percent Non-Cumulative Series I Preferred Stock issued to HSBC North America. Dividends on the Series I Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors semi-annually on the first business day of June and December of each year at the stated rate of 6.0 percent. The Series I Preferred Stock may be redeemed at our option, in whole or in part, at a redemption price equal to $1,000,000 per share, plus an amount equal to any declared and unpaid dividends, but only after receipt of written approval from the FRB.

HSBC USA Inc.
20. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Year Ended December 31,	2024	2023	2022
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,734)	$(2,270)	$(65)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(32) million, $109 million and $(716) million, respectively	(93)	353	(2,192)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $31 million, $58 million and $(6) million, respectively(1)	93	185	(20)
Reversal of provision for credit losses realized in net income, net of tax of nil, nil and less than $(1) million, respectively(2)	—	—	(1)
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million, less than $(1) million and $3 million, respectively(3)	2	(2)	8
Total other comprehensive income (loss) for period	2	536	(2,205)
Balance at end of period	(1,732)	(1,734)	(2,270)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	61	86	27
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(18) million, $(8) million and $19 million, respectively	(55)	(25)	59
Total other comprehensive income (loss) for period	(55)	(25)	59
Balance at end of period	6	61	86
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(260)	(396)	(138)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $56 million, $1 million and $(94) million, respectively	170	4	(291)
Reclassification adjustment for losses realized in net income, net of tax of $13 million, $42 million and $10 million, respectively(4)	38	132	33
Total other comprehensive income (loss) for period	208	136	(258)
Balance at end of period	(52)	(260)	(396)
Pension and postretirement benefit liability:
Balance at beginning period	7	5	(3)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $(1) million, less than $1 million and $2 million, respectively	(1)	2	8
Total other comprehensive income (loss) for period	(1)	2	8
Balance at end of period	6	7	5
Total accumulated other comprehensive loss at end of period	$(1,772)	$(1,926)	$(2,575)

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

HSBC USA Inc.
21. Share-Based Plans

Employee Stock Purchase Plans  The HSBC International Employee Share Purchase Plan (the "HSBC ShareMatch Plan") allowed eligible employees to purchase HSBC shares with a maximum monthly contribution of $321 in 2024, $318 in 2023 and $302 in 2022. For every three shares purchased under the HSBC ShareMatch Plan (the "Investment Share") the employee is awarded an additional share at no charge (the "Matching Share"). The Investment Share is fully vested at the time of purchase while the Matching Share vests at the end of three years contingent upon continuing employment with the HSBC Group. Compensation expense related to Employee Stock Purchase Plans was immaterial in 2024, 2023 and 2022, respectively.
Restricted Share Plans  Under the HSBC Group Share Plan, share-based awards have been granted to key employees typically in the form of restricted share units. These shares have been granted subject to either time-based vesting or performance-based vesting, typically over three to five years. Annual awards to employees are generally subject to three-year time-based vesting. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for restricted share awards totaled $28 million, $19 million and $15 million in 2024, 2023 and 2022, respectively. At December 31, 2024, future compensation cost related to grants which have not yet fully vested is approximately $16 million. This amount is expected to be recognized over a weighted-average period of one year.

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

Year Ended December 31,	2024	2023	2022
	(in millions)
Interest cost on projected benefit obligation	$57	$57	$52
Expected return on plan assets	(67)	(65)	(56)
Amortization of net actuarial loss	3	5	3
Administrative costs	3	3	3
Pension (income) expense	$(4)	$—	$2
The assumptions used in determining pension (income) expense of the HSBC North America Pension Plan are as follows:

	2024	2023	2022
Discount rate(1)	4.85% / 5.10% / 5.30% / 4.75%	5.00% / 4.80% / 5.00% / 5.65%	2.85% / 3.55% / 4.60% / 4.75%
Expected long-term rate of return on Plan assets(2)	5.25	5.25	4.75

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
Defined Contribution and Other Supplemental Retirement Plans  Substantially all of our employees participate in a 401(k) plan. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was $20 million, $19 million and $21 million in 2024, 2023 and 2022, respectively.
Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans all of which have been frozen. Total expense recognized for these plans was immaterial in 2024, 2023 and 2022, respectively.
Postretirement Plans Other Than Pensions  Certain employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover all eligible employees who meet certain age and vested

HSBC USA Inc.
service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits. Net periodic postretirement benefit cost was immaterial in 2024, 2023 and 2022, respectively.
Our postretirement benefit plans are funded on a pay-as-you-go basis. The funded status of our postretirement benefit plans was a liability of $21 million and $23 million at December 31, 2024 and 2023, respectively. We currently estimate that we will pay benefits of approximately $3 million relating to our postretirement benefit plans in 2025.
The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2024	2023	2022
Discount rate	5.45%	4.80%	4.95%
Salary increase assumption	3.00	3.00	3.00
For measurement purposes, 8.3 percent (pre-age 65) and, as it relates to the postretirement benefit plans which were not amended to eliminate future health cost increases, 9.4 percent (post-age 65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2024. These rates are assumed to decrease gradually reaching the ultimate rate of 4.5 percent in 2035, and remain at that level thereafter.

23. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the years ended December 31, 2024, 2023 and 2022. Following the table is a description of the various types of fee-based activities and how revenue associated with these activities is recognized.

Year Ended December 31,	2024	2023	2022
	(in millions)
Credit card fees, net	$55	$49	$45
Trust and investment management fees	148	134	136
Other fees and commissions:
Account services	312	283	275
Credit facilities	332	310	296
Other fees	39	33	48
Total other fees and commissions	683	626	619
Servicing and other fees from HSBC affiliates	385	327	343
Insurance(1)	4	4	4
Total fee income from contracts with customers	1,275	1,140	1,147
Other non-fee revenue	755	512	448
Total other revenues(2)	$2,030	$1,652	$1,595

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 25, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net Credit card fees, net includes interchange fees earned from merchants who accept our cards in connection with the purchase of their goods and/or services. These fees are recognized when we satisfy the performance obligation by simultaneously approving a card holder's purchase at the point of sale and remitting payment to the merchant. We recognized interchange fees of $108 million, $105 million and $104 million during the years ended December 31, 2024, 2023 and 2022, respectively. Annual fees on credit cards, net of direct lending costs, are billed upfront and recognized on a straight-line basis over one year. Other credit card fees such as cash advance and over-limit fees are transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. Costs related to our credit card rewards program vary based on multiple factors including card holder activity, card holder reward redemption rates and card holder reward selections. These costs are recorded when the rewards are earned by the customer and are presented as a reduction to credit card fees. Credit card rewards program costs totaled $66 million, $66 million and $65 million during the years ended December 31, 2024, 2023 and 2022, respectively.
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
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 28, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 29, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $3 million at both December 31, 2024 and 2023. We expect to recognize this revenue over a remaining period of one year or less.
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

At December 31,	2024	2023
	(in millions)
Assets:
Cash and due from banks	$188	$133
Interest bearing deposits with banks	4	90
Securities purchased under agreements to resell(1)	405	406
Trading assets	120	57
Loans	5,449	2,618
Other(2)	468	491
Total assets	$6,634	$3,795
Liabilities:
Deposits	$8,351	$9,110
Trading liabilities	77	321
Short-term borrowings	1,549	1,014
Long-term debt	8,388	6,511
Other(2)	252	331
Total liabilities	$18,617	$17,287

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

Year Ended December 31,	2024	2023	2022
	(in millions)
Income (Expense):
Interest income	$247	$223	$116
Interest expense	(564)	(501)	(298)
Net interest expense	(317)	(278)	(182)
Trading revenue (expense)	(1,070)	(3,287)	1,753
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	209	180	190
HSBC Markets (USA) Inc. ("HMUS")	102	81	76
Other HSBC affiliates	74	66	77
Total servicing and other fees from HSBC affiliates	385	327	343
Gain (loss) on instruments designated at fair value and related derivatives	222	936	(1,256)
Support services from HSBC affiliates:
HTSU	(942)	(952)	(1,018)
HMUS	(233)	(230)	(191)
Other HSBC affiliates	(495)	(489)	(553)
Total support services from HSBC affiliates	(1,670)	(1,671)	(1,762)
Rental income from HSBC affiliates(1)	50	33	39
Stock based compensation expense(2)	(28)	(19)	(15)

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
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At December 31, 2024 and 2023, long-term debt with affiliates reflected $8.4 billion and $6.5 billion, respectively, of borrowings from HSBC North America. The outstanding balance includes:
•$2.0 billion of fixed-rate senior debt which matures in June 2025;
•$2.0 billion of fixed-rate senior debt which matures in September 2025;
•$0.5 billion of fixed-rate senior debt which matures in December 2027;
•$0.5 billion of fixed-rate senior debt which matures in December 2028;
•$1.5 billion of fixed-rate senior debt which matures in June 2030;
•$0.3 billion of fixed-rate senior debt which was issued during the third quarter of 2024 and matures in September 2029; and
•$1.6 billion of fixed-rate senior debt consisting of seven equal borrowings which were issued during the fourth quarter of 2024 and mature in annual increments from November 2025 to November 2031.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either December 31, 2024 or 2023.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.

HSBC USA Inc.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At December 31, 2024 and 2023, we had the following loan balances outstanding with HSBC affiliates:

At December 31,	2024	2023
	(in millions)
HMUS and subsidiaries	$2,013	$1,318
HSBC North America	3,000	1,300
Other short-term affiliate lending	436	—
Total loans	$5,449	$2,618
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $14.3 billion and $13.3 billion at December 31, 2024 and 2023, respectively, of which $2.0 billion and $1.3 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $3.0 billion and $1.3 billion outstanding at December 31, 2024 and 2023, respectively. The outstanding balance includes $1.4 billion that matures in the first quarter of 2025 and $1.6 billion that matures in the second quarter of 2025.
We have extended lines of credit to various other HSBC affiliates totaling $3.5 billion which did not have any outstanding balances at either December 31, 2024 or 2023.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At December 31, 2024 and 2023, there were $436 million and nil, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $735.5 billion and $719.6 billion at December 31, 2024 and 2023, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $126 million and $29 million at December 31, 2024 and 2023, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
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

HSBC USA Inc.
Other Transactions with HSBC Affiliates:
At both December 31, 2024 and 2023, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," for additional details.
During 2024, we paid dividends on our common stock of $100 million from retained earnings to HSBC North America. See Note 26, "Retained Earnings and Regulatory Capital Requirements," for additional details.

25. Business Segments

We have distinct businesses, which are aligned with HSBC's business strategy: Wealth and Personal Banking ("WPB"), Commercial Banking ("CMB") and Global Banking and Markets ("GBM"). These businesses and a Corporate Center ("CC") serve as our reportable segments with the exception of GBM. Our GBM business is comprised of three distinct operating segments: Global Banking ("GB"), Markets and Securities Services ("MSS"), and Global Banking and Markets Other ("GBM Other"), which are separately reported. There have been no changes in the basis of our segmentation as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K").
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
As a wholly-owned subsidiary, a significant portion of our operating expenses is allocated to us and relates to services that we receive from other HSBC affiliates which are discussed further in Note 24, "Related Party Transactions." As a result, our segment-level information that is regularly provided to the chief operating decision maker breaks down operating expenses into two categories: (a) direct costs, which include salaries and employee benefits, occupancy expense, equipment and software, marketing, outside services, professional fees, deposit insurance assessment fees, expense related to legal matters, and other miscellaneous expenses that the segments directly incur, and (b) indirect costs, which primarily include allocated support service costs from HTSU and other HSBC affiliates. In addition, certain corporate function activities which are reported in direct costs in the CC are allocated from the CC to the other business segments within indirect costs, including the reversal of impairment charges recorded in 2023 related to capitalized software and leasehold improvements which were previously impaired and written-off as discussed below. In 2022, indirect costs in the CC also included allocated costs related to the delivery of our Restructuring Plan from HTSU and other HSBC affiliates, primarily support service project costs and severance costs.
Our segment results are presented in accordance with HSBC Group accounting and reporting policies, which apply IFRSs as issued by the IASB. As a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis. We continue, however, to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis. Our Chief Executive Officer, who is the chief operating decision maker, primarily uses segment profit (loss) before income tax under the Group Reporting Basis in monitoring and assessing segment performance, evaluating trends, and deciding how to allocate resources, such as employees.
There have been no changes in the measurement of segment profit as compared with the presentation in our 2023 Form 10-K.
In October 2024, HSBC announced that it was simplifying the HSBC Group's organizational structure effective January 1, 2025 to accelerate delivery against its strategic priorities. As a result, beginning in the first quarter of 2025, we will combine our CMB and GBM businesses to create a single Corporate and Institutional Banking ("CIB") business, and we will rename our WPB business International Wealth and Premier Banking ("IWPB"). Therefore, we expect CIB and IWPB along with the CC will be our reportable segments beginning in the first quarter of 2025.

HSBC USA Inc.
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
Gain on transfer of precious metals trading client relationships to an affiliate - In 2023, our MSS business segment entered into an agreement to refer transactions related to all future precious metals trading and financing activities associated with our Global Banking clients to HSBC Bank plc. Under the Group Reporting Basis, a gain on transfer of client relationships is required to be recognized in earnings, regardless of whether the transfer is to a third party or related party. Under U.S. GAAP, when a transfer of client relationships is between affiliates under common control, the gain is reflected as a capital transaction and recorded in common equity as a component of additional paid-in capital.
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

HSBC USA Inc.
Primarily as a result of this difference, the allowance for credit losses is higher under U.S. GAAP than under the Group Reporting Basis.
In addition to the differences discussed above, under the Group Reporting Basis, the allowance for credit losses includes estimated expected credit losses arising from expected future draws on unused credit card lines, while under U.S. GAAP, unused credit card lines are considered unconditionally cancellable and expected future draws are not reserved for.
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
In 2023, we recorded a reversal of $149 million of impairment charges under the Group Reporting Basis related to capitalized software and leasehold improvements primarily associated with our WPB business segment which were previously impaired and written-off as discussed above. During 2023, we determined that the cash generating unit was no longer impaired under the Group Reporting Basis and that its estimated fair value exceeded its carrying value, which resulted in the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that had since been sold. During 2023, we also recorded $22 million of lease related impairment charges under U.S. GAAP primarily associated with the exit of certain office space, while under the Group Reporting Basis, impairment was recognized when we committed to vacate the space in 2022.
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

HSBC USA Inc.
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
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2024
Net interest income (expense)	$708	$1,195	$517	$42	$29	$(647)	$1,844	$27	$(104)	$1,767
Other operating income	207	286	384	353	28	644	1,902	(11)	139	2,030
Total operating income (expense)	915	1,481	901	395	57	(3)	3,746	16	35	3,797
Expected credit losses / provision for credit losses	(2)	78	6	—	(1)	—	81	(31)	—	50
	917	1,403	895	395	58	(3)	3,665	47	35	3,747
Operating expenses:
Direct Costs	387	298	47	77	5	170	984	N/A	N/A	N/A
Indirect Costs	408	451	481	237	93	(9)	1,661	N/A	N/A	N/A
Total operating expenses	795	749	528	314	98	161	2,645	20	35	2,700
Profit (loss) before income tax	$122	$654	$367	$81	$(40)	$(164)	$1,020	$27	$—	$1,047
Balances at end of period:
Total assets	$39,991	$55,607	$9,658	$41,213	$40,063	$3,846	$190,378	$(19,647)	$—	$170,731
Total loans, net	26,873	23,351	9,429	87	840	—	60,580	(385)	2,021	62,216
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	26,676	44,192	41,159	1,419	648	—	114,094	(2,944)	12,200	123,350

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
			GBM
	WPB	CMB	GB	MSS	GBM Other	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)

Year Ended December 31, 2023
Net interest income (expense)	$757	$1,144	$497	$44	$(14)	$(506)	$1,922	$9	$(226)	$1,705
Other operating income (expense)	118	184	282	336	(24)	503	1,399	(25)	278	1,652
Total operating income (expense)	875	1,328	779	380	(38)	(3)	3,321	(16)	52	3,357
Expected credit losses / provision for credit losses	3	63	29	—	(1)	—	94	(49)	—	45
	872	1,265	750	380	(37)	(3)	3,227	33	52	3,312
Operating expenses:
Direct Costs	311	280	45	88	5	194	923	N/A	N/A	N/A
Indirect Costs	291	395	529	192	69	170	1,646	N/A	N/A	N/A
Total operating expenses	602	675	574	280	74	364	2,569	203	52	2,824
Profit (loss) before income tax	$270	$590	$176	$100	$(111)	$(367)	$658	$(170)	$—	$488
Balances at end of period:
Total assets	$44,031	$52,484	$10,231	$38,811	$37,158	$2,863	$185,578	$(17,340)	$—	$168,238
Total loans, net	23,894	23,076	9,796	64	130	—	56,960	(1,056)	2,492	58,396
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	29,611	43,667	40,166	767	2,681	—	116,892	(1,799)	6,190	121,283

Year Ended December 31, 2022
Net interest income (expense)	$782	$941	$467	$41	$7	$(178)	$2,060	$4	$5	$2,069
Other operating income	298	287	339	418	86	182	1,610	(56)	41	1,595
Total operating income	1,080	1,228	806	459	93	4	3,670	(52)	46	3,664
Expected credit losses / provision for credit losses	(35)	22	31	—	2	—	20	134	—	154
	1,115	1,206	775	459	91	4	3,650	(186)	46	3,510
Operating expenses:
Direct Costs	494	224	41	84	22	123	988	N/A	N/A	N/A
Indirect Costs	369	362	442	202	89	273	1,737	N/A	N/A	N/A
Total operating expenses	863	586	483	286	111	396	2,725	14	46	2,785
Profit (loss) before income tax	$252	$620	$292	$173	$(20)	$(392)	$925	$(200)	$—	$725
Balances at end of period:
Total assets	$42,141	$49,020	$10,102	$43,410	$37,170	$2,628	$184,471	$(19,816)	$—	$164,655
Total loans, net	22,647	24,565	9,498	203	278	—	57,191	(1,059)	2,664	58,796
Goodwill	—	358	—	—	—	—	358	100	—	458
Total deposits	32,542	41,268	40,865	1,131	1,627	—	117,433	(2,665)	8,455	123,223

N/A Not Applicable

HSBC USA Inc.
(1)Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis. These adjustments, which are more fully described above, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Total Operating Expenses	Profit Before Income Tax	Total Assets
	(in millions)
December 31, 2024
Deposit incentives	$6	$—	$—	$10	$(4)	$3
Derivatives	—	—	—	—	—	(19,599)
Expected credit losses	—	—	(28)	—	28	(156)
Goodwill	—	—	—	—	—	100
Leases	25	—	—	28	(3)	6
Loan origination	(8)	—	—	(17)	9	45
Loans held for sale	3	—	(3)	—	6	(14)
Other long-lived assets	—	—	—	(3)	3	(14)
Renewable energy tax credit investments	—	(15)	—	—	(15)	—
Other	1	4	—	2	3	(18)
Total adjustments	$27	$(11)	$(31)	$20	$27	$(19,647)

December 31, 2023
Deposit incentives	$6	$—	$—	$—	$6	$2
Derivatives	—	—	—	—	—	(17,485)
Expected credit losses	—	—	(45)	—	45	(224)
Gain on transfer of precious metals trading client relationships to an affiliate	—	(10)	—	—	(10)	—
Goodwill	—	—	—	—	—	100
Leases	5	—	—	8	(3)	8
Loan origination	(7)	—	—	(10)	3	24
Loans held for sale	4	(3)	(4)	—	5	26
Other long-lived assets	—	—	—	202	(202)	(15)
Renewable energy tax credit investments	—	(12)	—	—	(12)	—
Other	1	—	—	3	(2)	(17)
Total adjustments	$9	$(25)	$(49)	$203	$(170)	$(17,581)

December 31, 2022
Deposit incentives	$7	$—	$—	$2	$5	$3
Derivatives	—	—	—	—	—	(19,842)
Expected credit losses	—	—	153	—	(153)	(258)
Goodwill	—	—	—	—	—	100
Leases	5	—	—	9	(4)	10
Loan origination	(14)	—	—	(12)	(2)	22
Loans held for sale	5	(40)	(19)	9	(25)	35
Other long-lived assets	—	—	—	(8)	8	131
Renewable energy tax credit investments	—	(25)	—	—	(25)	—
Other	1	9	—	14	(4)	(17)
Total adjustments	$4	$(56)	$134	$14	$(200)	$(19,816)
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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$13,508	4.5%	(2)	13.6%	$12,822	4.5%	(2)	13.0%
HSBC Bank USA	15,504	6.5		16.4	15,407	6.5		16.1
Tier 1 capital ratio:
HSBC USA	13,773	6.0		13.8	13,087	6.0		13.3
HSBC Bank USA	17,004	8.0		18.0	16,907	8.0		17.7
Total capital ratio:
HSBC USA	16,111	10.0		16.2	15,452	10.0		15.7
HSBC Bank USA	19,035	10.0		20.2	19,024	10.0		19.9
Tier 1 leverage ratio:
HSBC USA	13,773	4.0	(2)	8.0	13,087	4.0	(2)	7.7
HSBC Bank USA	17,004	5.0		10.2	16,907	5.0		10.2
Risk-weighted assets:(3)
HSBC USA	99,462				98,450
HSBC Bank USA	94,334				95,455
Adjusted quarterly average assets:(4)
HSBC USA	173,041				170,527
HSBC Bank USA	167,348				166,526

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
During 2024, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.
During 2024, HSBC USA received common stock dividends of $1.1 billion from its subsidiary, HSBC Bank USA, and paid dividends on its common stock of $0.1 billion from retained earnings to its parent, HSBC North America.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at December 31, 2024 and 2023 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	December 31, 2024		December 31, 2023
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$11	$—	$23	$—
Interest, taxes and other liabilities	—	4	—	17
Total	$11	$4	$23	$17
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

HSBC USA Inc.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at December 31, 2024 and 2023:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At December 31, 2024
Limited partnership investments	$7,506	$971	$427	$971
Asset-backed financing SPEs	1,047	645	—	650
Total	$8,553	$1,616	$427	$1,621
At December 31, 2023
Limited partnership investments	$6,718	$793	$327	$793
Asset-backed financing SPEs	1,107	938	—	938
Total	$7,825	$1,731	$327	$1,731
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
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 5, "Trading Assets and Liabilities," Note 6, "Securities," and Note 29, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy. Similarly, in the ordinary course of business, we also provide loans and loan commitments to third-party sponsored securitization entities which may be considered VIEs for which we generally have no other form of involvement. We do not have the power to direct the activities of these entities and do not consolidate these entities. These loans are reported and disclosed in Note 7, "Loans," in the same manner as all other loans.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at December 31, 2024 and 2023. Following the table is a description of the various arrangements.

	December 31, 2024		December 31, 2023
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$191	$6,827	$54	$2,992
Financial standby letters of credit, net of participations(3)(4)	—	5,337	—	5,785
Performance standby letters of credit, net of participations(3)(4)	—	3,264	—	3,320
Total	$191	$15,428	$54	$12,097

(1)Includes $2,797 million and $1,483 million of notional issued for the benefit of HSBC affiliates at December 31, 2024 and 2023, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,590 million and $2,080 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at December 31, 2024 and 2023, respectively.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$191	$6,827	$54	$2,992
Buy-protection credit derivative positions	(116)	12,348	(196)	13,718
Net position(1)	$75	$5,521	$(142)	$10,726

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $53 million and $49 million at December 31, 2024 and 2023, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $12 million and $17 million at December 31, 2024 and 2023, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at December 31, 2024 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection credit derivatives:(1)
Single name credit default swaps	1.6	$1,706	$548	$2,254
Index credit derivatives	4.2	3,470	1,103	4,573
Subtotal		5,176	1,651	6,827
Standby letters of credit(2)	0.9	6,527	2,074	8,601
Total		$11,703	$3,725	$15,428

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

HSBC USA Inc.
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
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares could be converted into Class A Shares. During 2024, Visa completed an exchange offer that allowed holders to exchange a portion of their Class B Shares for publicly traded Class A Shares. The purchaser of our Class B Shares participated in the exchange offer which required our existing swap agreements to be amended to reflect the reduction in notional value and a new makewhole agreement to be entered into with the purchaser in order to continue to retain the litigation risk associated with the exchanged shares. These swaps had a carrying value of $31 million and $40 million at December 31, 2024 and 2023, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares, (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares and (c) for exchanged shares, make payments based on the number of shares sold by the purchaser. We have entered into total return swap positions to economically hedge the periodic payments made under these swap agreements. The payments under the derivatives will continue until the related litigation is settled and the remaining Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). During 2024, we recorded a loss of $33 million primarily related to extending the expected timing of the final resolution of the related litigation and a change in the Visa Class B share conversion rate compared with losses of $40 million and $36 million during 2023 and 2022, respectively. See Note 16, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at both December 31, 2024 and 2023.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $3 million and $23 million at December 31, 2024 and 2023, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at December 31, 2024. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

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
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

At December 31,	2024	2023
	(in millions)
Interest bearing deposits with banks(1)	$333	$998
Trading assets(2)	3,621	3,046
Securities available-for-sale(3)	12,357	9,773
Securities held-to-maturity(3)	9,811	5,387
Loans(4)	25,132	18,810
Other assets(5)	1,271	934
Total	$52,525	$38,948

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $616 million and $161 million at December 31, 2024 and 2023, respectively. The fair value of trading assets that could be sold or repledged was $3,621 million and $3,046 million at December 31, 2024 and 2023, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $17,595 million and $19,278 million at December 31, 2024 and 2023, respectively. Of this collateral, $16,945 million and $19,278 million could be sold or repledged at December 31, 2024 and 2023, respectively, of which $235 million and $2,696 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at December 31, 2024 and 2023:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At December 31, 2024
Assets:
Securities purchased under resale agreements	$17,775	$3,462	$14,313	$14,248	$10	$55
Liabilities:
Securities sold under repurchase agreements	$4,611	$3,462	$1,149	$1,121	$23	$5

At December 31, 2023
Assets:
Securities purchased under resale agreements	$19,382	$5,504	$13,878	$13,677	$7	$194
Liabilities:
Securities sold under repurchase agreements	$5,771	$5,504	$267	$266	$—	$1

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at December 31, 2024 and 2023:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At December 31, 2024
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,099	$1,257	$450	$805	$—	$4,611

At December 31, 2023
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$3,107	$288	$918	$1,458	$—	$5,771

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
December 31, 2024	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,676	$1,167	$—	$4,843	$—	$4,843
Debt securities issued by foreign entities	783	—	—	783	—	783
Equity securities	13,844	—	—	13,844	—	13,844
Precious metals trading	—	163	—	163	—	163
Derivatives:(2)
Interest rate contracts	2	1,118	2	1,122	—	1,122
Foreign exchange contracts	—	16,386	5	16,391	—	16,391
Equity contracts	—	970	46	1,016	—	1,016
Precious metals contracts	—	1,220	—	1,220	—	1,220
Credit contracts	—	271	—	271	—	271
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(18,270)	(18,270)
Total derivatives	2	19,965	58	20,025	(18,270)	1,755
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	10,716	10,603	—	21,319	—	21,319
Asset-backed securities:
Home equity	—	—	10	10	—	10
Other	—	—	87	87	—	87
Debt securities issued by foreign entities	3,521	—	—	3,521	—	3,521
Loans(5)	—	11	—	11	—	11
Loans held for sale(5)	—	241	154	395	—	395
Other assets:
Mortgage servicing rights	—	—	7	7	—	7
Equity securities	—	126	—	126	—	126
Equity securities measured at net asset value(6)	—	—	—	124	—	124
Other(5)(7)	—	16	—	16	—	16
Total assets	$32,542	$32,292	$316	$65,274	$(18,270)	$47,004
Liabilities:
Domestic deposits(5)	$—	$3,665	$291	$3,956	$—	$3,956
Trading liabilities, excluding derivatives	1,489	70	—	1,559	—	1,559
Derivatives:(2)
Interest rate contracts	2	725	5	732	—	732
Foreign exchange contracts	—	16,236	5	16,241	—	16,241
Equity contracts	—	759	64	823	—	823
Precious metals contracts	—	1,092	—	1,092	—	1,092
Credit contracts	—	198	1	199	—	199
Other contracts(3)	—	—	31	31	—	31
Derivatives netting	—	—	—	—	(16,636)	(16,636)
Total derivatives	2	19,010	106	19,118	(16,636)	2,482
Long-term debt(5)	—	5,742	2,153	7,895	—	7,895
Other liabilities(5)(7)	—	16	—	16	—	16
Total liabilities	$1,491	$28,503	$2,550	$32,544	$(16,636)	$15,908

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2023	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,564	$1,208	$—	$4,772	$—	$4,772
Debt securities issued by foreign entities	4,019	—	—	4,019	—	4,019
Equity securities	11,702	—	—	11,702	—	11,702
Precious metals trading	—	346	—	346	—	346
Derivatives:(2)
Interest rate contracts	7	1,246	2	1,255	—	1,255
Foreign exchange contracts	—	13,605	1	13,606	—	13,606
Equity contracts	7	844	190	1,041	—	1,041
Precious metals contracts	3	1,150	—	1,153	—	1,153
Credit contracts	—	107	2	109	—	109
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(15,870)	(15,870)
Total derivatives	17	16,952	200	17,169	(15,870)	1,299
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	7,799	15,324	—	23,123	—	23,123
Asset-backed securities:
Home equity	—	—	12	12	—	12
Other	—	—	92	92	—	92
Debt securities issued by foreign entities	2,359	110	—	2,469	—	2,469
Loans(5)	—	15	—	15	—	15
Loans held for sale(5)	—	218	32	250	—	250
Other assets:
Mortgage servicing rights	—	—	19	19	—	19
Equity securities	—	127	—	127	—	127
Equity securities measured at net asset value(6)	—	—	—	143	—	143
Other(5)(7)	—	10	—	10	—	10
Total assets	$29,460	$34,310	$355	$64,268	$(15,870)	$48,398
Liabilities:
Domestic deposits(5)	$—	$1,528	$293	$1,821	$—	$1,821
Trading liabilities, excluding derivatives	1,688	301	—	1,989	—	1,989
Derivatives:(2)
Interest rate contracts	16	1,100	6	1,122	—	1,122
Foreign exchange contracts	—	13,534	1	13,535	—	13,535
Equity contracts	—	1,104	169	1,273	—	1,273
Precious metals contracts	—	1,033	—	1,033	—	1,033
Credit contracts	—	259	1	260	—	260
Other contracts(3)	—	—	40	40	—	40
Derivatives netting	—	—	—	—	(15,431)	(15,431)
Total derivatives	16	17,030	217	17,263	(15,431)	1,832
Long-term debt(5)	—	5,620	1,919	7,539	—	7,539
Other liabilities(5)(7)	—	10	—	10	—	10
Total liabilities	$1,704	$24,489	$2,429	$28,622	$(15,431)	$13,191

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $1,598 million and $1,276 million and trading derivative liabilities of $2,348 million and $1,496 million at December 31, 2024 and 2023, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 16, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
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
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during 2024 and 2023. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(4)	$—	$—	$—	$—	$—	$1	$—	$(3)	$—	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	21	88	—	—	—	(50)	(4)	(73)	(18)	(3)	—
Credit contracts	1	(4)	—	—	—	(1)	(3)	6	(1)	(1)	—
Other contracts(2)	(35)	(35)	—	—	—	44	—	—	(26)	—	—
Asset-backed securities available-for-sale(3)	104	—	(2)	—	—	(5)	—	—	97	—	(2)
Loans held for sale(4)	32	3	—	54	—	(84)	168	(19)	154	5	—
Mortgage servicing rights(5)	19	(1)	—	—	—	(11)	—	—	7	(1)	—
Total assets	$138	$51	$(2)	$54	$—	$(107)	$162	$(86)	$210	$—	$(2)
Liabilities:
Domestic deposits(4)	$(293)	$(16)	$(4)	$—	$(276)	$89	$(78)	$287	$(291)	$5	$(4)
Long-term debt(4)	(1,919)	(255)	(4)	—	(2,360)	1,325	(387)	1,447	(2,153)	(59)	(4)
Total liabilities	$(2,212)	$(271)	$(8)	$—	$(2,636)	$1,414	$(465)	$1,734	$(2,444)	$(54)	$(8)

HSBC USA Inc.

	Jan. 1, 2023	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2023	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(5)	$1	$—	$—	$—	$—	$—	$—	$(4)	$1	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(226)	226	—	—	—	27	1	(7)	21	130	—
Credit contracts	2	1	—	—	—	—	(2)	—	1	1	—
Other contracts(2)	(33)	(44)	—	—	—	42	—	—	(35)	—	—
Asset-backed securities available-for-sale(3)	108	—	(1)	—	—	(3)	—	—	104	—	(1)
Loans held for sale(4)	49	2	—	13	—	(57)	45	(20)	32	—	—
Mortgage servicing rights(5)	22	(3)	—	—	—	—	—	—	19	(3)	—
Total assets	$(83)	$183	$(1)	$13	$—	$9	$44	$(27)	$138	$129	$(1)
Liabilities:
Domestic deposits(4)	$(373)	$(3)	$3	$—	$(95)	$139	$—	$36	$(293)	$4	$3
Long-term debt(4)	(2,639)	(420)	(4)	—	(739)	1,028	(93)	948	(1,919)	(197)	(4)
Total liabilities	$(3,012)	$(423)	$(1)	$—	$(834)	$1,167	$(93)	$984	$(2,212)	$(193)	$(1)

(1)Level 3 net derivatives included derivative assets of $58 million and derivative liabilities of $106 million at December 31, 2024 and derivative assets of $200 million and derivative liabilities of $217 million at December 31, 2023. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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
(5)Gains (losses) on mortgage servicing rights are included in other income (loss) in the consolidated statement of income. During 2024, we sold a portion of our mortgage servicing rights to a third party and recognized an immaterial loss on sale, including transaction costs.

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at December 31, 2024 and 2023:

December 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(3)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	73% - 100%	88%
			Interest rate yield curve	10%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	(66)bps	N/A
Equity derivative contracts(2)	$(18)	Option pricing model	Equity / Equity Index volatility	6% - 118%	24%
			Equity / Equity and Equity / Index correlation	27% - 98%	74%
			Equity forward price	$0 - $26,542	$1,238
Credit derivative contracts	$(1)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	15bps - 525bps	101bps
Other derivative contracts	$(26)	Discounted cash flows	Conversion rate	1.5 times	N/A
			Expected duration	1.3 years	N/A
Asset-backed securities available-for-sale	$97	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$154	Market comparables and internal assumptions	Adjusted market price	94% - 101%	100%
Mortgage servicing rights	$7	Discounted cash flows	Constant prepayment rates	6% - 19%	7%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$70 - $79 per account	$76 per account
Domestic deposits (structured deposits)(2)(3)	$(291)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 54%	14%
			Equity / Equity and Equity / Index correlation	40% - 93%	66%
Long-term debt (structured notes)(2)(3)	$(2,153)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 59%	24%
			Equity / Equity and Equity / Index correlation	27% - 98%	80%
			Credit default swap spreads	728bps	N/A

HSBC USA Inc.

December 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(4)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	71% - 92%	84%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	8bps	N/A
Equity derivative contracts(2)	$21	Option pricing model	Equity / Equity Index volatility	6% - 111%	41%
			Equity / Equity and Equity / Index correlation	45% - 97%	84%
			Equity forward price	$41 - $6,245	$643
Credit derivative contracts	$1	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	59bps - 1,558bps	160bps
Other derivative contracts	$(35)	Discounted cash flows	Conversion rate	1.6 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$104	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$32	Market comparables and internal assumptions	Adjusted market price	78% - 100%	90%
Mortgage servicing rights	$19	Discounted cash flows	Constant prepayment rates	6% - 17%	6%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$72 - $77 per account	$74 per account
Domestic deposits (structured deposits)(2)(3)	$(293)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 29%	13%
			Equity / Equity and Equity / Index correlation	51% - 93%	71%
Long-term debt (structured notes)(2)(3)	$(1,919)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 95%	22%
			Equity / Equity and Equity / Index correlation	45% - 97%	84%
			Credit default swap spreads	948bps	N/A

N/A Not Applicable
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
Equity derivatives - For certain equity derivatives, particularly those with long-dated maturities and/or strike values far from at-the-money, volatility can be unobservable. A significant increase (decrease) in the implied volatility would have resulted in a higher (lower) fair value of a long position in the derivative contract. For a derivative referenced to a basket of equities, the fair value measurement is also affected by the correlation of the referenced equities, which can also be unobservable. Correlation measures the relative change in values among two or more variables (i.e., equity pair), which can be positively or negatively correlated. A significant increase (decrease) in the correlation of the referenced variables would have resulted in a higher (lower) fair value of a long position in the derivative contract. In addition, for the majority of unlisted equities and some listed

HSBC USA Inc.
equities, the forward price is unobservable. A significant increase (decrease) in the price would have resulted in a higher (lower) fair value of a long position in the derivative contract.
Credit derivatives - The fair value measurement of certain credit derivatives is primarily affected by the credit spreads of credit default swap contracts. A significant increase (decrease) in the credit spreads would have resulted in a higher (lower) fair value measurement of a long position in the credit derivative.
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
Significant Transfers Into and Out of Level 3 Measurements During 2024, we transferred $287 million of domestic deposits and $1,447 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and the underlying inputs have become more observable. During 2024, we also transferred $19 million of commercial loans held for sale and $73 million of equity derivatives from Level 3 to Level 2 as the inputs used to value these loans and derivative contracts have become more observable. During 2024, we transferred $78 million of domestic deposits and $387 million of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable. During 2024, we also transferred $168 million of commercial loans held for sale from Level 2 to Level 3 as the inputs used to value these loans have become less observable.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease ROU assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at December 31, 2024 and 2023. The gains (losses) during 2024 and 2023 are also included.

	Non-Recurring Fair Value Measurements at December 31, 2024				Total Gains (Losses) For the Year Ended December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$100	$—	$100	$3
Commercial loans held for sale	—	—	—	—	2
Commercial loans(2)	—	—	350	350	(54)
Leases(3)	—	—	—	—	(15)
Total assets at fair value on a non-recurring basis	$—	$100	$350	$450	$(64)

	Non-Recurring Fair Value Measurements at December 31, 2023				Total Gains (Losses) For the Year Ended December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$106	$—	$106	$1
Commercial loans held for sale	—	—	—	—	(32)
Commercial loans(2)	—	—	374	374	(32)
Leases(3)	—	—	—	—	(8)
Total assets at fair value on a non-recurring basis	$—	$106	$374	$480	$(71)

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
(3)During 2024, we wrote down lease ROU assets associated with the exit of our previous U.S. headquarters. During 2023, we wrote down lease ROU assets and leasehold improvement assets associated with the exit of certain office space.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at December 31, 2024 and 2023:

At December 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$350	Valuation of third-party appraisal on underlying collateral	Loss severity rates	8% - 100%	26%

At December 31, 2023
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$374	Valuation of third-party appraisal on underlying collateral	Loss severity rates	1% - 93%	25%

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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund

HSBC USA Inc.
managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $20 million and $21 million at December 31, 2024 and 2023, respectively.
The following tables provide additional information relating to our available-for-sale asset-backed securities at December 31, 2024:

Rating of Securities:(1)	Collateral Type:	Level 3
		(in millions)
AAA - A	Home equity - Alt A	$10
BBB - B	Other	87
		$97

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
Long-term debt designated under FVO – We elected to apply FVO accounting to certain of our own debt issuances, primarily for which fair value hedge accounting otherwise would have been applied. Substantially all of our own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instrument. The observed market price of these instruments reflects the effect of our own credit spreads. The credit spreads applied to these instruments were derived from the spreads at the measurement date.
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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at December 31, 2024 and 2023, and their classification within the fair value hierarchy:

December 31, 2024	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$23,265	$23,265	$621	$22,625	$19
Federal funds sold and securities purchased under agreements to resell	14,313	14,313	—	14,313	—
Securities held-to-maturity, net of allowance for credit losses	17,798	17,029	2,721	14,308	—
Commercial loans, net of allowance for credit losses	40,525	41,645	—	—	41,645
Commercial loans held for sale	11	11	—	11	—
Consumer loans, net of allowance for credit losses	21,680	19,435	—	—	19,435
Financial liabilities:
Short-term financial liabilities	$7,371	$7,371	$—	$7,352	$19
Deposits	119,394	119,394	—	119,394	—
Long-term debt	12,822	13,257	—	13,257	—

December 31, 2023	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$25,732	$25,732	$704	$25,015	$13
Federal funds sold and securities purchased under agreements to resell	13,878	13,878	—	13,878	—
Securities held-to-maturity, net of allowance for credit losses	15,076	14,689	—	14,689	—
Commercial loans, net of allowance for credit losses	39,383	40,557	—	—	40,557
Commercial loans held for sale	89	89	—	89	—
Consumer loans, net of allowance for credit losses	18,998	17,043	—	—	17,043
Financial liabilities:
Short-term financial liabilities	$9,927	$9,927	$—	$9,914	$13
Deposits	119,462	119,465	—	119,465	—
Long-term debt	11,122	11,645	—	11,645	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $168 million and $162 million at December 31, 2024 and 2023, respectively.

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
Credit Card Litigation Since 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. ("Visa") and MasterCard Incorporated ("MasterCard"), have been named as defendants in a number of consolidated merchant class actions and individual merchant actions, alleging that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the federal antitrust laws. In 2011, MasterCard, Visa, the other defendants, including HSBC Bank USA, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the "Sharing Agreements") that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Bank USA and our affiliates, may incur, jointly and/or severally, in connection with these actions.
In 2013, the district court where these actions were consolidated for pre-trial purposes under the multidistrict litigation mechanism approved a class settlement and dismissed the class action.
In June 2016, the U.S. Court of Appeals for the Second Circuit ("Second Circuit") vacated the class certification and approval of the class settlement.
In June 2018, the defendants, including the HSBC entities, reached an agreement with counsel for a putative opt-out class of merchants seeking monetary relief. The district court approved the settlement in December 2019. In January 2020, objectors to the settlement filed an appeal. In September 2021, the court certified a non-opt-out class of merchants seeking injunctive relief.
In March 2023, the Second Circuit affirmed the district court's 2019 decision granting final approval of the monetary relief settlement.
Various merchants have filed individual opt-out suits seeking unspecified damages in either state or federal court, most of which were transferred to the consolidated multidistrict litigation. To date, certain groups of opt-out merchants have entered into settlement agreements with the defendants in those actions and certain HSBC entities that, pursuant to the Sharing Agreements, are responsible for a pro rata portion of any such settlement amount. In July 2024, the Judicial Panel on Multidistrict Litigation remanded certain of the remaining actions back to the courts where they were originally filed.

HSBC USA Inc.
Foreign Exchange ("FX") Matters
A putative class action seeking unspecified damages was pending against certain HSBC defendants, including HSBC Bank USA, as well as other defendants, in the U.S. District Court for the Southern District of New York on behalf of retail customers (Nypl v. JPMorgan Chase, et al.; Case No. 1:15-CV-9300). In May 2024, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of Nypl and plaintiffs did not seek further appeal. This matter will no longer be reported.
Investigations
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
The defendants have reached a $20 million global settlement with the plaintiffs to resolve this action. The court granted final approval in January 2025. This matter will no longer be reported.
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
In 2009, the Trustee commenced suits against various HSBC entities in the U.S. Bankruptcy Court for the Southern District of New York ("U.S. Bankruptcy Court") and in the English High Court. The Trustee filed a suit in the United States captioned Picard v. HSBC et al (Bankr. S.D.N.Y. Case No. 09-01364) against HSBC entities, including HSBC USA and HSBC Bank USA. The Trustee's claims seek recovery of certain alleged transfers from Madoff Securities to HSBC entities. In December 2023, the Trustee filed a second amended complaint against HSBC USA, HSBC Bank USA and other defendants specifying the alleged transfers it seeks to recover. As to HSBC USA, the Trustee seeks to recover alleged transfers totaling $27 million. As to HSBC Bank USA, the Trustee seeks to recover alleged transfers totaling $82 million.

HSBC USA Inc.
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
Benchmark Rate Litigation
USD LIBOR: HSBC, HSBC Bank plc, HSBC USA and/or HSBC Bank USA are among several defendants in lawsuits filed by the following plaintiffs seeking unspecified damages arising from the alleged artificial suppression of U.S. dollar LIBOR rates: (1) the Federal Home Loan Mortgage Corporation; and (2) the FDIC. These actions are part of the U.S. dollar LIBOR Multi-District Litigation proceeding pending in the U.S. District Court for the Southern District of New York (In re LIBOR-Based Financial Instruments Antitrust Litigation). The U.S. District Court for the Southern District of New York has previously granted final approval of class settlements with several groups of investors who purchased USD LIBOR-indexed interest rate swaps and other instruments, but these plaintiffs opted out of those class settlements.
Mortgage Securitization Matters
In addition to the repurchase risk described in Note 28, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $2.3 billion and $2.4 billion at December 31, 2024 and 2023, respectively.
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
Mortgage Securitization Trust Litigation Since 2014, plaintiff-investors in 280 RMBS trusts (the "Trusts") have sued HSBC Bank USA, as mortgage securitization trustee, in a number of cases: BlackRock et al., Royal Park Investments SA/NV, Phoenix Light SF Limited, the National Credit Union Administration Board, as Liquidating Agent, Commerzbank AG, Triaxx, IKB Bank AG, RMBS Recovery Holdings I, LLC, et al., VRS Holdings 2 LLC, Reliance Standard Life Insurance Company and Park Royal LLC, Freedom Trust 2011-2 and ARI Investments LLC (together, "Freedom Trust") and Mark Zittman ("Zittman"). The complaints allege generally that the Trusts have collectively sustained losses in collateral value and seek to recover unspecified damages as a result of alleged breach of contract; breach of the federal Trust Indenture Act and New York's Streit Act; tort claims such as negligence, negligent misrepresentation, conflict of interest and breach of fiduciary duty. The Zittman case has been dismissed and the New York State Court of Appeals denied Zittman's motion for leave to appeal. One action, brought by Freedom Trust, remains pending.
Silicon Valley Bank ("SVB") Litigation In May 2023, First-Citizens Bank & Trust Company ("First Citizens") brought a lawsuit in the U.S. District Court for the Northern District of California against HSBC USA, HSBC Bank USA, certain other HSBC entities, and seven HSBC Bank USA employees who had previously worked for SVB. The lawsuit seeks $1 billion in damages and alleges, among other things, that the various HSBC entities conspired with the individual defendants to solicit employees from First Citizens and that the individual defendants took confidential information belonging to SVB and/or First Citizens, which purchased parts of SVB after its collapse in March 2023.
In July 2024, the court dismissed several of First Citizens' claims and also dismissed several defendants for lack of jurisdiction (but allowed limited discovery into whether some of these defendants, including HSBC USA, may be subject to jurisdiction). The remaining claims are proceeding against certain defendants, including HSBC Bank USA.

HSBC USA Inc.
National Community Reinvestment Coalition Prompted by a complaint filed by the National Community Reinvestment Coalition ("NCRC"), a non-profit organization, the U.S. Department of Housing and Urban Development ("HUD") investigated whether HSBC Bank USA violated the federal Fair Housing Act by engaging in discriminatory lending practices in majority Black and Hispanic neighborhoods in certain U.S. metropolitan areas. Following the withdrawal of NCRC's complaint, HUD terminated its investigation of HSBC Bank USA without findings.
In November 2024, HSBC Bank USA and NCRC announced a community growth initiative. This matter will no longer be reported.
Anti-Terrorism Act Cases
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In 2014, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between April 2004 and November 2011 and seeking unspecified damages ("Freeman I"). The complaint was filed against HSBC, HSBC Bank USA, HSBC Bank plc and HSBC Bank Middle East Limited, as well as other non-HSBC banks, and alleges that the defendants violated the federal Anti-Terrorism Act, (18 U.S.C. §2331 et seq.) ("ATA"), by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. In September 2019, the district court granted defendants' motion to dismiss. In January 2023, the Second Circuit affirmed the dismissal on appeal and denied plaintiffs' request for further review of that decision in February 2023.
In October 2023, the U.S. Supreme Court denied plaintiffs' petition for further review of the case. In February 2024, plaintiffs moved to vacate the judgment against them. That motion remains pending.
In December 2018, a separate action captioned Kathleen Freeman, et al. v. HSBC Holdings plc, et al. was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2004 and 2011 seeking unspecified damages ("Freeman II"). Freeman II is substantially similar to the original Freeman action and has been designated as related to that action but includes additional plaintiffs and claims not asserted in the original Freeman action. The defendants filed a motion to dismiss, which the court granted in June 2020. In June 2023, the court ruled that the Freeman II plaintiffs may amend their complaint and consolidate the action with the Bowman action (see below). Plaintiffs in Freeman II and Bowman filed an amended complaint in December 2023. Defendants anticipate moving to dismiss, pending the outcome of a dispute over plaintiffs' attempt to incorporate discovery material from another ATA litigation into this amended complaint.
Timothy O'Sullivan, et al. v. Deutsche Bank AG, et al. In November 2017, a complaint was filed in the U.S. District Court for the Southern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2003 and 2011 and seeks unspecified damages. The complaint was filed against HSBC, HSBC Bank plc, HSBC Bank USA, HSBC North America and HSBC Bank Middle East Limited, as well as other non-HSBC defendants, and alleges that the defendants violated the ATA by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. Defendants' motion to dismiss was granted in March 2019. The case is stayed pending the outcome of the motion to vacate in Freeman I and the anticipated motions to dismiss in Freeman II and Stephens (see below); remains pending as to one non-HSBC defendant that did not move to dismiss or otherwise respond to the complaint.
In December 2018, a separate action captioned Timothy O'Sullivan, et al. v. Deutsche Bank AG, et al. was filed in the U.S. District Court for the Southern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2003 and 2011 ("O'Sullivan II") and seeks unspecified damages. O'Sullivan II is substantially similar to the original O'Sullivan action and has been designated as related to that action but includes additional plaintiffs and claims not asserted in the original O'Sullivan action. This action has been stayed based upon the parties’ agreement.
Joel Tavera, et al. v. Deutsche Bank AG, et al. In December 2018, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2003 and 2011 and seeks unspecified damages. The complaint was filed against HSBC, HSBC Bank plc, HSBC Bank USA, HSBC North America and HSBC Bank Middle East Limited, as well as other non-HSBC bank defendants, and alleges that the defendants conspired to violate the ATA by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. and that they aided and abetted primary violators of the ATA. The case is stayed pending the outcome of the motion to vacate in Freeman I and the anticipated motions to dismiss in Freeman II and Stephens (see below).
James Donaldson v. HSBC Holdings plc, et al. In December 2018, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2005 and 2009 and seeks unspecified damages. The complaint was filed against HSBC, HSBC Bank plc, HSBC Bank USA, and HSBC Bank Middle East Limited, as well as other non-HSBC bank defendants, and alleges that the defendants violated the ATA by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. and that they aided and abetted primary violators of the ATA. This action has been filed as related to Freeman I. The case is

HSBC USA Inc.
stayed pending the outcome of the motion to vacate in Freeman I and the anticipated motions to dismiss in Freeman II and Stephens (see below).
Kathleen Stephens v. HSBC Holdings plc, et al. In December 2018, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq in 2007 and seeks unspecified damages ("Stephens"). The complaint was filed against HSBC, HSBC Bank plc, HSBC Bank USA, and HSBC Bank Middle East Limited, as well as other non-HSBC bank defendants, and alleges that the defendants violated the ATA by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. and that they aided and abetted primary violators of the ATA. This action has been filed as related to Freeman II. Plaintiffs filed an amended complaint in December 2023. Defendants anticipate moving to dismiss, pending the outcome of a dispute over plaintiffs' attempt to incorporate discovery material from another ATA litigation into this amended complaint.
Ryan Bowman et al. v. HSBC Holdings plc, et al. In April 2019, a complaint was filed in the U.S. District Court for the Eastern District of New York against HSBC, HSBC Bank plc, HSBC Bank Middle East Limited, and HSBC Bank USA, among other defendants and seeks unspecified damages. Plaintiffs designated the case as related to Charlotte Freeman, et al. v. HSBC Holdings plc, et al. and the claims are based on allegations that Iranian payments were purportedly provided to terrorist organizations operating in Iraq. Plaintiffs allege violations of the ATA. The defendants filed a motion to dismiss in January 2020. In June 2020, the court granted defendants' motion to dismiss. In June 2023, the court consolidated this action with Freeman II. Plaintiffs in Freeman II and Bowman filed an amended complaint in December 2023. Defendants anticipate moving to dismiss, pending the outcome of a dispute over plaintiffs' attempt to incorporate discovery material from another ATA litigation into this amended complaint.
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

HSBC USA Inc.
31. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow:

Balance Sheet At December 31,	2024	2023
	(in millions)
Assets:
Securities held-to-maturity (fair value of $1 million at December 31, 2023)	$—	$1
Receivables and balances due from subsidiaries	14,782	14,437
Receivables and balances due from other HSBC affiliates	5,055	2,663
Investment in subsidiaries:
Banking	15,789	15,527
Other	250	99
Other assets	244	257
Total assets	$36,120	$32,984
Liabilities:
Interest, taxes and other liabilities	$94	$83
Payables due to subsidiaries	4	7
Payables due to other HSBC affiliates	57	76
Short-term borrowings	5,660	5,440
Long-term debt(1)	9,428	9,240
Long-term debt due to other HSBC affiliates(1)	8,388	6,499
Total liabilities	23,631	21,345
Total equity	12,489	11,639
Total liabilities and equity	$36,120	$32,984

(1)Contractual scheduled maturities for the debt over the next five years are as follows: 2025 – $7.2 billion; 2026 – $2.1 billion; 2027 – $3.5 billion; 2028 – $1.1 billion; 2029 – $1.5 billion; and thereafter – $2.4 billion.

HSBC USA Inc.

Statements of Income and Comprehensive Income (Loss) Year Ended December 31,	2024	2023	2022
	(in millions)
Income:
Dividends from banking subsidiaries	$1,195	$1,940	$143
Dividends from other subsidiaries	20	15	15
Interest from subsidiaries	532	526	101
Interest from other HSBC affiliates	214	194	89
Other income (loss) from subsidiaries	—	—	(1)
Other income (loss) from other HSBC Affiliates	258	951	(1,046)
Other income (loss)	(270)	(961)	998
Total income	1,949	2,665	299
Expenses:
Interest to subsidiaries	—	54	46
Interest to other HSBC Affiliates	214	172	140
Other interest expense	1,107	1,091	305
Other expenses with subsidiaries	17	13	15
Other expenses with other HSBC Affiliates	1	—	—
Other expenses	—	2	2
Total expenses	1,339	1,332	508
Income (loss) before taxes and equity in undistributed income (loss) of subsidiaries	610	1,333	(209)
Income tax benefit	(129)	(143)	(88)
Income (loss) before equity in undistributed income (loss) of subsidiaries	739	1,476	(121)
Equity in undistributed income (loss) of subsidiaries	86	(1,083)	669
Net income	$825	$393	$548
Other comprehensive income (loss)	154	649	(2,396)
Comprehensive income (loss)	$979	$1,042	$(1,848)

HSBC USA Inc.

Statement of Cash Flows Year Ended December 31,	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$825	$393	$548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5	3	1
Net change in other assets and liabilities	(123)	794	(2,073)
Undistributed (income) loss of subsidiaries	(86)	1,083	(669)
Other, net	(3)	(9)	2
Cash provided by (used in) operating activities	618	2,264	(2,191)
Cash flows from investing activities:
Net change in investments in and balances due from subsidiaries	(515)	(889)	2,291
Net change in balances due from other HSBC affiliates	(2,395)	875	(888)
Other, net	—	—	14
Cash provided by (used in) investing activities	(2,910)	(14)	1,417
Cash flows from financing activities:
Net change in deposits from other HSBC affiliates	(32)	41	(17)
Net change in short-term borrowings	220	(878)	1,135
Issuance of long-term debt	9,254	4,546	5,824
Repayment of long-term debt	(7,021)	(4,435)	(3,089)
Preferred stock redemption	—	—	(1,000)
Return of capital to parent	—	—	(2,000)
Other decreases in capital surplus	(13)	(8)	(2)
Dividends paid	(116)	(1,516)	(77)
Cash provided by (used in) financing activities	2,292	(2,250)	774
Net change in cash and due from banks and interest bearing deposits with banks	—	—	—
Cash and due from banks and interest bearing deposits with banks at beginning of year	—	—	—
Cash and due from banks and interest bearing deposits with banks at end of year	$—	$—	$—
Cash paid for:
Interest	$1,289	$1,178	$373
HSBC Bank USA is subject to legal restrictions on certain transactions with its non-bank affiliates in addition to the restrictions on the payment of dividends to us. See Note 26, "Retained Earnings and Regulatory Capital Requirements," for further discussion.

HSBC USA Inc.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2024, 2023 and 2022, there were no disagreements on accounting and financial disclosure matters between us and PricewaterhouseCoopers LLP ("PwC") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in its reports on our financial statements.

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC USA's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria related to internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework (2013)."
Based on the assessment performed, management concluded that as of December 31, 2024, HSBC USA's internal control over financial reporting was effective.

Item 9B.    Other Information

Disclosures pursuant to Section 13(r) of the Securities Exchange Act Section 13(r) of the Securities Exchange Act requires each issuer registered with the SEC to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions with persons or entities targeted by U.S. sanctions programs relating to Iran, terrorism, or the proliferation of weapons of mass destruction, even if those activities are not prohibited by U.S. law, are conducted outside the U.S. by non-U.S. affiliates in compliance with local laws and regulations, and are not material to the business of the issuer or any of its affiliates.
To comply with this requirement, HSBC has requested relevant information from its affiliates globally. During the period covered by this Form 10-K, HUSI did not engage in activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanctions programs described under "Frozen Accounts and Transactions" below. The following activities conducted by our affiliates are disclosed in response to Section 13(r) and are not material to the business of the HSBC Group:
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
There was no measurable gross revenue in 2024 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in 2024, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during 2024, was approximately $2,319.
For the Iranian bank-related activity discussed above, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure.
The HSBC Group currently intends to continue to wind down the above activities, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224
The HSBC Group had an individual customer in the Middle East that was designated under Executive Order 13224 in 2023. The customer's accounts were restricted at the time of designation and the relationship was exited in 2024. As part of the exit process, the HSBC Group returned the customer's funds to the customer.
The HSBC Group had an individual customer in the Middle East employed by a corporate entity that was designated under Executive Order 13224 in 2024. Shortly following the designation, the HSBC Group processed one local currency salary payment to the individual customer from the entity. The customer relationship was exited in 2024.
The HSBC Group has individual and corporate customers in the Middle East that, during 2024, made local currency check payments for the rental of property to a corporate entity designated under Executive Order 13224. The HSBC Group processed these checks on behalf of its customers.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during 2024.
Activity related to U.S. Executive Order 13382
The HSBC Group had two individual customers in Asia that were designated under Executive Order 13382 in 2023. The customers' accounts were restricted at the time of designation and the relationships were exited in 2024. As part of the exit process, the HSBC Group returned the customers' funds to the customers.
The HSBC Group administers a pension scheme for a corporate entity in Asia in accordance with applicable laws and regulations. An individual participant in this pension scheme was designated under Executive Order 13382 in 2023. The HSBC Group has restricted the individual's pension scheme account. During 2024, prior to the imposition of the account restriction, the HSBC Group allocated two mandatory local currency contributions into the individual's pension scheme account.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during 2024.
Other activity
The HSBC Group has a non-Iranian insurance company customer in the Middle East that, during 2024, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has two customers in the Middle East that, during 2024, made local currency domestic payments for medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customers to the hospital.
The HSBC Group has one corporate customer in the Middle East that, during 2024, received local currency checks from a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed the checks from the hospital to its customer.
The HSBC Group has individual and corporate customers in the Middle East that, during 2024, received local currency checks from an insurance company located outside Iran that is owned by the Government of Iran. The HSBC Group processed these checks from the insurance company to its customers.
The HSBC Group has one corporate customer in Europe that, during 2024, received local currency domestic payments from an insurance company located outside Iran that is owned by the Government of Iran for the provision of repair services. The HSBC Group processed the payments from the insurance company to its customer.
The HSBC Group has individual and corporate customers in Asia, Europe and the Middle East that, during 2024, made small local currency domestic payments to, or received such payments from, Iranian embassies or consulates. These customers are engaged in activities that require consular services provided by the embassies or consulates or provide goods and services that

HSBC USA Inc.
support the conduct of the official business of the embassies or consulates. In addition, the HSBC Group has an international organization customer in Europe that, during 2024, received a local currency payment from an Iranian embassy relating to annual membership fees. The HSBC Group processed these payments between its customers and the Iranian embassies or consulates.
The HSBC Group has two corporate customers in Europe that, during 2024, received local currency payments from a bank owned by the Government of Iran in relation to management charges for property owned by the bank. The HSBC Group processed these payments to its customers.
The HSBC Group has individual customers in Europe that are employed by a bank located outside Iran that is owned by the Government of Iran. During 2024, the HSBC Group processed local currency salary payments received via banks that are not owned by the Government of Iran to its customers.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during 2024.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed, authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during 2024. There was no measurable gross revenue or net profit to the HSBC Group during 2024 relating to these frozen accounts.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Omitted.

HSBC USA Inc.
Item 14. Principal Accounting Fees and Services

Audit Fees The aggregate amount billed by our principal accountant, PricewaterhouseCoopers LLP ("PwC"), for audit services performed during the fiscal years ended December 31, 2024 and 2023 was $8,925,000 and $8,321,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees The aggregate amount billed by PwC in connection with audit related services performed during the fiscal years ended December 31, 2024 and 2023 was $2,213,000 and $1,971,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees The aggregate amount billed by PwC for tax related services performed during the fiscal years ended December 31, 2024 and 2023 was nil and nil, respectively.
All Other Fees The aggregate amount billed by PwC for other services performed during the fiscal years ended December 31, 2024 and 2023 was nil and nil, respectively.
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

HSBC USA Inc.
PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
The consolidated financial statements listed below, together with an opinion of PwC dated February 19, 2025 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
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

4.1
Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Computershare Trust Company, N.A. (as successor in interest to Wells Fargo Bank, National Association), as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-158385, Exhibit 4.2 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-180289, Exhibit 4.3 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-202524, Exhibit 4.24 to HSBC USA Inc.'s Current Report on Form 8-K filed October 2, 2023 and Exhibit 4.5 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-277211).

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

19	HSBC Holdings plc Insider Trading Policies and Procedures

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page of this Form 10-K).

HSBC USA Inc.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	HSBC USA Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to HSBC USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the years ended December 31, 2024, 2023 and 2022, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Balance Sheet at December 31, 2024 and 2023, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

Omitted.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day the 19th of February 2025.

HSBC USA INC.

By:	/s/ LISA MCGEOUGH
Lisa McGeough
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this day, the 19th of February 2025.

Signature	Title

/s/ L. MCGEOUGH	President, Chief Executive Officer, Chair and Director
(L. McGeough)	(as Principal Executive Officer)

/s/ E. AVILÉS	Director
(E. Avilés)

/s/ D. P. BAILEY	Director
(D. P. Bailey)

/s/ P. ELMGART	Director
(P. Elmgart)

/s/ M. L. FLOWERS	Director
(M. L. Flowers)

/s/ W. L. HARTMANN	Director
(W. L. Hartmann)

/s/ C. H. LARSON	Director
(C. H. Larson)

/s/ G. W. MADISON	Director
(G. W. Madison)

/s/ L. K. POLSKY	Director
(L. K. Polsky)

/s/ A. D. SCHROEDER	Director
(A. D. Schroeder)

/s/ A. FULLAM	Chief Financial Officer
(A. Fullam)	(as Principal Financial Officer)

/s/ D. PALOMAKI	Financial Controller
(D. Palomaki)	(as Principal Accounting Officer)