Form 10-Q
period 2025-03-31
HSBC USA INC /MD/
filed 2025-04-29
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of April 25, 2025, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2025	2024
	(in millions)
Interest income:
Loans	$876	$899
Securities	460	445
Trading securities	91	85
Short-term investments	434	448
Other	19	16
Total interest income	1,880	1,893
Interest expense:
Deposits	934	1,012
Short-term borrowings	126	154
Long-term debt	280	285
Other	14	16
Total interest expense	1,354	1,467
Net interest income	526	426
Provision for credit losses	118	2
Net interest income after provision for credit losses	408	424
Other revenues:
Credit card fees, net	14	15
Trust and investment management fees	41	36
Other fees and commissions	165	176
Trading revenue	193	276
Other securities gains, net	3	2
Servicing and other fees from HSBC affiliates	102	88
Gain (loss) on instruments designated at fair value and related derivatives	(3)	(20)
Other income (loss)	1	(34)
Total other revenues	516	539
Operating expenses:
Salaries and employee benefits	148	135
Support services from HSBC affiliates	404	399
Occupancy expense, net	12	18
Other expenses	96	133
Total operating expenses	660	685
Income before income tax	264	278
Income tax expense	63	53
Net income	$201	$225

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31,	2025	2024
	(in millions)
Net income	$201	$225
Net change in unrealized gains (losses), net of tax:
Investment securities	189	(107)
Fair value option liabilities attributable to our own credit spread	3	(37)
Derivatives designated as cash flow hedges	(79)	36
Total other comprehensive income (loss)	113	(108)
Comprehensive income	$314	$117

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2025	December 31, 2024
	(in millions)
Assets(1)
Cash and due from banks	$888	$621
Interest bearing deposits with banks	28,414	22,625
Federal funds sold and securities purchased under agreements to resell	10,379	14,313
Trading assets (includes $3.8 billion and $3.6 billion pledged to creditors at March 31, 2025 and December 31, 2024, respectively)	18,670	21,231
Securities available-for-sale (includes amortized cost of $28.1 billion and $27.2 billion at March 31, 2025 and December 31, 2024, respectively, an allowance for credit losses of nil at both March 31, 2025 and December 31, 2024, and $1.4 billion and $0.6 billion pledged to creditors at March 31, 2025 and December 31, 2024, respectively)	26,021	24,937
Securities held-to-maturity, net of allowance for credit losses of nil at both March 31, 2025 and December 31, 2024 (fair value of $17.6 billion and $17.0 billion at March 31, 2025 and December 31, 2024, respectively)	18,139	17,798
Loans (includes $10 million and $11 million designated under fair value option at March 31, 2025 and December 31, 2024, respectively)	63,414	62,753
Less – allowance for credit losses	634	537
Loans, net	62,780	62,216
Loans held for sale (includes $519 million and $395 million designated under fair value option at March 31, 2025 and December 31, 2024, respectively)	594	406
Properties and equipment, net	65	73
Goodwill	458	458
Other assets, net of allowance for credit losses of nil at both March 31, 2025 and December 31, 2024 (includes nil and $16 million designated under fair value option at March 31, 2025 and December 31, 2024, respectively)	6,033	6,053
Total assets	$172,441	$170,731
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$20,303	$21,251
Interest bearing (includes $4.9 billion and $4.0 billion designated under fair value option at March 31, 2025 and December 31, 2024, respectively)	98,250	96,656
Foreign deposits - interest bearing	7,171	5,443
Total deposits	125,724	123,350
Short-term borrowings	7,564	7,352
Long-term debt (includes $7.5 billion and $7.9 billion designated under fair value option at March 31, 2025 and December 31, 2024, respectively)	20,668	20,717
Total debt	153,956	151,419
Trading liabilities	2,669	3,907
Interest, taxes and other liabilities (includes nil and $16 million designated under fair value option at March 31, 2025 and December 31, 2024, respectively)	3,020	2,916
Total liabilities	159,645	158,242
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding at both March 31, 2025 and December 31, 2024)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both March 31, 2025 and December 31, 2024)	—	—
Additional paid-in capital	12,720	12,727
Retained earnings	1,470	1,269
Accumulated other comprehensive loss	(1,659)	(1,772)
Total common equity	12,531	12,224
Total equity	12,796	12,489
Total liabilities and equity	$172,441	$170,731

HSBC USA Inc.
(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at March 31, 2025 and December 31, 2024. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 15, "Variable Interest Entities," for additional information.

	March 31, 2025	December 31, 2024
	(in millions)
Assets
Other assets	$9	$11
Total assets	$9	$11
Liabilities
Interest, taxes and other liabilities	$16	$4
Total liabilities	$16	$4

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31,	2025	2024
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,727	12,740
Employee benefit plans	(7)	—
Balance at end of period	12,720	12,740
Retained earnings
Balance at beginning of period	1,269	560
Net income	201	225
Balance at end of period	1,470	785
Accumulated other comprehensive loss
Balance at beginning of period	(1,772)	(1,926)
Other comprehensive income (loss), net of tax	113	(108)
Balance at end of period	(1,659)	(2,034)
Total common equity	12,531	11,491
Total equity	$12,796	$11,756

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2025	2024
	(in millions)
Cash flows from operating activities
Net income	$201	$225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(8)	(16)
Provision for credit losses	118	2
Net realized gains on securities available-for-sale	(3)	(2)
Net change in other assets and liabilities	(562)	305
Net change in loans held for sale:
Originations and purchases of loans held for sale	(335)	(87)
Sales and collections of loans held for sale	202	74
Net change in trading assets and liabilities	1,201	2,276
Lower of amortized cost or fair value adjustments on loans held for sale	—	(2)
Loss on instruments designated at fair value and related derivatives	3	20
Net cash provided by operating activities	817	2,795
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	3,934	5,572
Securities available-for-sale:
Purchases of securities available-for-sale	(3,250)	(2,320)
Proceeds from sales of securities available-for-sale	1,846	1,075
Proceeds from paydowns and maturities of securities available-for-sale	916	970
Securities held-to-maturity:
Purchases of securities held-to-maturity	(694)	(464)
Proceeds from paydowns and maturities of securities held-to-maturity	366	259
Change in loans:
Originations, net of collections	(797)	(1,745)
Loans sold to third parties	146	861
Net cash provided by (used for) sales (acquisitions) of properties and equipment	5	(8)
Other, net	(31)	(25)
Net cash provided by investing activities	2,441	4,175
Cash flows from financing activities
Net change in deposits	2,382	766
Debt:
Net change in short-term borrowings	271	(2,881)
Issuance of long-term debt	2,481	2,331
Repayment of long-term debt	(2,329)	(1,523)
Other decreases in capital surplus	(7)	—
Net cash provided by (used in) financing activities	2,798	(1,307)
Net change in cash and due from banks and interest bearing deposits with banks	6,056	5,663
Cash and due from banks and interest bearing deposits with banks at beginning of period	23,246	25,719
Cash and due from banks and interest bearing deposits with banks at end of period	$29,302	$31,382

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Fee Income from Contracts with Customers	40
2	Trading Assets and Liabilities	10	12	Related Party Transactions	41
3	Securities	11	13	Business Segments	44
4	Loans	15	14	Retained Earnings and Regulatory Capital Requirements	47
5	Allowance for Credit Losses	27	15	Variable Interest Entities	48
6	Loans Held for Sale	30	16	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	50
7	Goodwill	30	17	Fair Value Measurements	55
8	Derivative Financial Instruments	31	18	Litigation and Regulatory Matters	69
9	Fair Value Option	37	19	New Accounting Pronouncements	70
10	Accumulated Other Comprehensive Loss	39

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. HSBC USA's principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.
2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Trading assets:
U.S. Treasury	$3,779	$3,676
U.S. Government agency issued or guaranteed	1	1
U.S. Government sponsored enterprises	1,189	1,166
Foreign bonds	399	783
Equity securities	12,213	13,844
Precious metals	93	163
Derivatives, net	996	1,598
Total trading assets	$18,670	$21,231
Trading liabilities:
Securities sold, not yet purchased	$1,680	$1,489
Payables for precious metals	6	70
Derivatives, net	983	2,348
Total trading liabilities	$2,669	$3,907
At March 31, 2025 and December 31, 2024, the fair value of derivatives included in trading assets is net of $2,344 million and $2,813 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2025 and December 31, 2024, the fair value of derivatives included in trading liabilities is net of $1,178 million and $1,291 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 8, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $42 million during both the three months ended March 31, 2025 and 2024. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

March 31, 2025	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$10,958	$—	$9	$(174)	$10,793
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,213	—	—	(651)	2,562
Collateralized mortgage obligations	1,301	—	—	(284)	1,017
Direct agency obligations	543	—	3	(6)	540
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,178	—	—	(443)	4,735
Collateralized mortgage obligations	2,544	—	—	(480)	2,064
Direct agency obligations	159	—	4	—	163
Asset-backed securities collateralized by:
Home equity mortgages	10	—	—	(1)	9
Corporate loans	50	—	—	—	50
Other	95	—	—	(10)	85
Foreign debt securities(1)	4,003	—	1	(1)	4,003
Total available-for-sale securities	$28,054	$—	$17	$(2,050)	$26,021
Securities held-to-maturity:
U.S. Treasury	$2,817	$—	$1	$(37)	$2,781
U.S. Government sponsored enterprises:
Mortgage-backed securities	906	—	—	(60)	846
Collateralized mortgage obligations	233	—	3	(11)	225
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	12,727	—	27	(295)	12,459
Collateralized mortgage obligations	1,454	—	—	(131)	1,323
Obligations of U.S. states and political subdivisions	2	—	—	—	2
Total held-to-maturity securities	$18,139	$—	$31	$(534)	$17,636

HSBC USA Inc.

December 31, 2024	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$10,250	$—	$7	$(205)	$10,052
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,242	—	—	(691)	2,551
Collateralized mortgage obligations	1,324	—	—	(309)	1,015
Direct agency obligations	730	—	1	(8)	723
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,286	—	—	(543)	4,743
Collateralized mortgage obligations	2,602	—	—	(528)	2,074
Direct agency obligations	156	—	5	—	161
Asset-backed securities collateralized by:
Home equity mortgages	11	—	—	(1)	10
Other	98	—	—	(11)	87
Foreign debt securities(1)	3,522	—	1	(2)	3,521
Total available-for-sale securities	$27,221	$—	$14	$(2,298)	$24,937
Securities held-to-maturity:
U.S. Treasury	$2,807	$—	$—	$(86)	$2,721
U.S. Government sponsored enterprises:
Mortgage-backed securities	920	—	—	(77)	843
Collateralized mortgage obligations	245	—	2	(13)	234
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	12,313	—	6	(449)	11,870
Collateralized mortgage obligations	1,511	—	—	(152)	1,359
Obligations of U.S. states and political subdivisions	2	—	—	—	2
Total held-to-maturity securities	$17,798	$—	$8	$(777)	$17,029

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

HSBC USA Inc.
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
At both March 31, 2025 and December 31, 2024, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at March 31, 2025 and December 31, 2024 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At March 31, 2025
U.S. Treasury	16	$(6)	$5,017	39	$(168)	$4,313
U.S. Government sponsored enterprises	—	—	—	134	(941)	3,758
U.S. Government agency issued or guaranteed	4	(17)	525	137	(906)	6,293
Asset-backed securities	1	—	50	6	(11)	95
Foreign debt securities	17	(1)	2,528	1	—	100
Securities available-for-sale	38	$(24)	$8,120	317	$(2,026)	$14,559
At December 31, 2024
U.S. Treasury	14	$(15)	$3,402	38	$(190)	$4,055
U.S. Government sponsored enterprises	—	—	—	137	(1,008)	3,871
U.S. Government agency issued or guaranteed	4	(28)	526	137	(1,043)	6,311
Asset-backed securities	—	—	—	6	(12)	97
Foreign debt securities	22	(2)	2,534	1	—	50
Securities available-for-sale	40	$(45)	$6,462	319	$(2,253)	$14,384
Gross unrealized losses decreased as compared with December 31, 2024 due primarily to decreasing yields on U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At March 31, 2025, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("lifetime ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both March 31, 2025 and December 31, 2024, the allowance for credit losses on securities held-to-maturity was nil.
At both March 31, 2025 and December 31, 2024, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At both March 31, 2025 and December 31, 2024, all of our securities held-to-maturity were investment grade.

HSBC USA Inc.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2025	2024
	(in millions)
Gross realized gains	$3	$2
Gross realized losses	—	—
Net realized gains	$3	$2
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2025 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at March 31, 2025, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2025.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$865	1.24%	$5,433	3.60%	$2,267	4.05%	$2,393	2.96%
U.S. Government sponsored enterprises	47	1.68	170	1.49	326	2.04	4,514	1.82
U.S. Government agency issued or guaranteed	20	.81	—	—	2	4.20	7,859	2.96
Asset-backed securities	—	—	48	4.41	47	3.89	60	5.33
Foreign debt securities	2,046	.86	1,724	4.34	233	4.32	—	—
Total amortized cost	$2,978	.98%	$7,375	3.73%	$2,875	3.85%	$14,826	2.62%
Total fair value	$2,972		$7,340		$2,867		$12,842
Held-to-maturity:
U.S. Treasury	$—	—%	$2,412	3.65%	$405	3.74%	$—	—%
U.S. Government sponsored enterprises	—	—	219	2.80	580	3.73	340	2.87
U.S. Government agency issued or guaranteed	—	—	1	4.56	10	6.06	14,170	4.63
Obligations of U.S. states and political subdivisions	—	—	2	3.78	—	—	—	—
Total amortized cost	$—	—%	$2,634	3.58%	$995	3.76%	$14,510	4.59%
Total fair value	$—		$2,599		$952		$14,085

HSBC USA Inc.
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Equity securities carried at fair value	$251	$250
Equity securities without readily determinable fair values	17	15
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the first quarter of 2025, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $3 million as a component of other income (loss) in the consolidated statement of income compared with an impairment loss of $4 million during the first quarter of 2024.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $438 million, respectively, at both March 31, 2025 and December 31, 2024. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

4. Loans

In connection with changes to our business segments as discussed further in Note 13, "Business Segments," during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation. All tables below have been recasted to reflect this reclassification, as applicable.
Loans consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Commercial loans:
Real estate, including construction	$6,341	$6,612
Business and corporate banking	26,212	25,426
Other commercial:
Affiliates(1)	5,257	5,449
Other	3,532	3,564
Total other commercial	8,789	9,013
Total commercial	41,342	41,051
Consumer loans:
Residential mortgages	21,430	21,035
Home equity mortgages	388	393
Credit cards	177	195
Other consumer(2)	77	79
Total consumer	22,072	21,702
Total loans	$63,414	$62,753

(1)See Note 12, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
(2)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $10 million and $11 million at March 31, 2025 and December 31, 2024, respectively. See Note 9, "Fair Value Option," for further details.
Net deferred origination costs totaled $23 million and $32 million at March 31, 2025 and December 31, 2024, respectively. At both March 31, 2025 and December 31, 2024, we had a net unamortized discount on our loans of $10 million.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at March 31, 2025 and December 31, 2024. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At March 31, 2025
Commercial loans:
Real estate, including construction	$—	$20	$20	$6,321	$6,341
Business and corporate banking	1	51	52	26,160	26,212
Other commercial	82	—	82	8,707	8,789
Total commercial	83	71	154	41,188	41,342
Consumer loans:
Residential mortgages	177	97	274	21,156	21,430
Home equity mortgages	2	6	8	380	388
Credit cards	2	2	4	173	177
Other consumer	2	1	3	74	77
Total consumer	183	106	289	21,783	22,072
Total loans	$266	$177	$443	$62,971	$63,414
At December 31, 2024
Commercial loans:
Real estate, including construction	$4	$19	$23	$6,589	$6,612
Business and corporate banking	63	182	245	25,181	25,426
Other commercial	31	—	31	8,982	9,013
Total commercial	98	201	299	40,752	41,051
Consumer loans:
Residential mortgages	174	105	279	20,756	21,035
Home equity mortgages	2	4	6	387	393
Credit cards	2	2	4	191	195
Other consumer	2	1	3	76	79
Total consumer	180	112	292	21,410	21,702
Total loans	$278	$313	$591	$62,162	$62,753

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At March 31, 2025
Commercial loans:
Real estate, including construction	$384	$—	$19
Business and corporate banking	336	46	63
Total commercial	720	46	82
Consumer loans:
Residential mortgages(1)(2)(3)	168	—	74
Home equity mortgages(1)(2)	8	—	6
Credit cards	—	2	—
Other consumer	—	1	—
Total consumer	176	3	80
Total nonperforming loans	$896	$49	$162
At December 31, 2024
Commercial loans:
Real estate, including construction	$261	$—	$21
Business and corporate banking	280	147	33
Total commercial	541	147	54
Consumer loans:
Residential mortgages(1)(2)(3)	173	—	80
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	3	—
Other consumer	—	1	—
Total consumer	179	4	85
Total nonperforming loans	$720	$151	$139

(1)At March 31, 2025 and December 31, 2024, nonaccrual consumer mortgage loans include $102 million and $106 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled $2 million during the three months ended March 31, 2025 compared with nil during the three months ended March 31, 2024.

HSBC USA Inc.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At March 31, 2025 and December 31, 2024, we had collateral-dependent residential mortgage loans totaling $276 million and $282 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At March 31, 2025 and December 31, 2024, we had collateral-dependent commercial loans totaling $703 million and $524 million, respectively.
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
Not included in the following tables are consumer residential mortgage loans where the borrowers were provided with short-term payment deferrals as a result of the recent California wildfires. The unpaid principal balance of these loans totaled $56 million at March 31, 2025.

HSBC USA Inc.
The following table presents information about loan payment modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024 by type of modification, including the period-end carrying value and as a percentage of total loans.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended March 31, 2025
Commercial loans:
Business and corporate banking	$—	$—	$14	$—	$14	.1%
Total commercial	$—	$—	$14	$—	$14	.0

Three Months Ended March 31, 2024
Commercial loans:
Business and corporate banking	$—	$—	$65	$—	$65	.2%
Total commercial	$—	$—	$65	$—	$65	.2

(1)Represents loans with more than one type of payment modification during the period.
At March 31, 2025 and December 31, 2024, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the respective year-to-date periods totaled $7 million and $25 million, respectively.
The following table summarizes the financial effect of loan payment modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024 by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Three Months Ended March 31, 2025
Commercial loans:
Business and corporate banking	—%	$—	1.1

Three Months Ended March 31, 2024
Commercial loans:
Business and corporate banking	—%	$—	1.8
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

HSBC USA Inc.
The following table presents loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent during the three months ended March 31, 2025 and 2024 by type of modification:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total
	(in millions)
Three Months Ended March 31, 2025
Consumer loans:
Residential mortgages	$—	$—	$1	$—	$1
Total consumer	$—	$—	$1	$—	$1

Three Months Ended March 31, 2024
Commercial loans:
Business and corporate banking	$—	$—	$1	$—	$1
Total commercial	$—	$—	$1	$—	$1

(1)Represents loans with more than one type of payment modification during the period.
The following table presents the past due status of loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months at March 31, 2025 and December 31, 2024:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At March 31, 2025
Commercial loans:
Real estate, including construction	$—	$—	$236	$236
Business and corporate banking	—	28	134	162
Total commercial	—	28	370	398
Consumer loans:
Residential mortgages	—	1	4	5
Total consumer	—	1	4	5
Total	$—	$29	$374	$403
At December 31, 2024
Commercial loans:
Real estate, including construction	$—	$—	$232	$232
Business and corporate banking	—	29	177	206
Total commercial	—	29	409	438
Consumer loans:
Residential mortgages	1	—	4	5
Total consumer	1	—	4	5
Total	$1	$29	$413	$443

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of March 31, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2025
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$—	$105	$—	$69	$—	$—	$174
Substandard	2	—	—	54	—	303	—	—	359
Doubtful	—	—	—	—	32	332	—	—	364
Total real estate, including construction	2	—	—	159	32	704	—	—	897
Business and corporate banking:
Special mention	97	195	155	92	25	240	154	10	968
Substandard	40	163	135	47	44	235	402	13	1,079
Doubtful	—	4	—	37	—	172	63	—	276
Total business and corporate banking	137	362	290	176	69	647	619	23	2,323
Total commercial	$139	$362	$290	$335	$101	$1,351	$619	$23	$3,220
Total commercial:
Special mention	$97	$195	$155	$197	$25	$309	$154	$10	$1,142
Substandard	42	163	135	101	44	538	402	13	1,438
Doubtful	—	4	—	37	32	504	63	—	640
Total commercial	$139	$362	$290	$335	$101	$1,351	$619	$23	$3,220

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$104	$—	$—	$—	$—	$—	$104
Substandard	—	—	64	—	—	432	28	—	524
Doubtful	—	—	—	32	—	207	—	—	239
Total real estate, including construction	—	—	168	32	—	639	28	—	867
Business and corporate banking:
Special mention	194	235	126	27	3	178	143	18	924
Substandard	141	103	44	43	—	210	541	5	1,087
Doubtful	1	10	—	—	—	178	44	—	233
Total business and corporate banking	336	348	170	70	3	566	728	23	2,244
Total commercial	$336	$348	$338	$102	$3	$1,205	$756	$23	$3,111
Total commercial:
Special mention	$194	$235	$230	$27	$3	$178	$143	$18	$1,028
Substandard	141	103	108	43	—	642	569	5	1,611
Doubtful	1	10	—	32	—	385	44	—	472
Total commercial	$336	$348	$338	$102	$3	$1,205	$756	$23	$3,111
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2025
	(in millions)
Real estate, including construction:
Performing loans	$50	$1,673	$618	$1,026	$718	$1,856	$14	$2	$5,957
Nonaccrual loans	—	—	—	—	32	334	18	—	384
Total real estate, including construction	50	1,673	618	1,026	750	2,190	32	2	6,341
Business and corporate banking:
Performing loans	611	2,503	2,437	1,832	1,853	7,799	8,490	305	25,830
Nonaccrual loans	—	4	1	39	—	219	73	—	336
Accruing loans contractually past due 90 days or more	—	—	—	—	—	46	—	—	46
Total business and corporate banking	611	2,507	2,438	1,871	1,853	8,064	8,563	305	26,212
Other commercial:
Performing loans	10	596	126	276	79	1,781	5,921	—	8,789
Total other commercial	10	596	126	276	79	1,781	5,921	—	8,789
Total commercial	$671	$4,776	$3,182	$3,173	$2,682	$12,035	$14,516	$307	$41,342
Total commercial:
Performing loans	$671	$4,772	$3,181	$3,134	$2,650	$11,436	$14,425	$307	$40,576
Nonaccrual loans	—	4	1	39	32	553	91	—	720
Accruing loans contractually past due 90 days or more	—	—	—	—	—	46	—	—	46
Total commercial	$671	$4,776	$3,182	$3,173	$2,682	$12,035	$14,516	$307	$41,342

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Performing loans	$1,035	$946	$1,109	$850	$262	$2,129	$17	$3	$6,351
Nonaccrual loans	—	—	—	32	—	210	19	—	261
Total real estate, including construction	1,035	946	1,109	882	262	2,339	36	3	6,612
Business and corporate banking:
Performing loans	2,322	2,734	1,721	1,986	276	7,477	8,188	295	24,999
Nonaccrual loans	2	11	1	—	—	205	61	—	280
Accruing loans contractually past due 90 days or more	—	40	—	—	—	47	60	—	147
Total business and corporate banking	2,324	2,785	1,722	1,986	276	7,729	8,309	295	25,426
Other commercial:
Performing loans	493	90	281	136	504	1,565	5,944	—	9,013
Total other commercial	493	90	281	136	504	1,565	5,944	—	9,013
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Total commercial:
Performing loans	$3,850	$3,770	$3,111	$2,972	$1,042	$11,171	$14,149	$298	$40,363
Nonaccrual loans	2	11	1	32	—	415	80	—	541
Accruing loans contractually past due 90 days or more	—	40	—	—	—	47	60	—	147
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2025
	(in millions)
Real estate, including construction:
Investment grade	$—	$317	$—	$—	$—	$286	$—	$—	$603
Non-investment grade	50	1,356	618	1,026	750	1,904	32	2	5,738
Total real estate, including construction	50	1,673	618	1,026	750	2,190	32	2	6,341
Business and corporate banking:
Investment grade	413	1,158	1,186	1,008	1,025	4,398	3,956	40	13,184
Non-investment grade	198	1,349	1,252	863	828	3,666	4,607	265	13,028
Total business and corporate banking	611	2,507	2,438	1,871	1,853	8,064	8,563	305	26,212
Other commercial:
Investment grade	10	302	66	114	71	1,310	5,745	—	7,618
Non-investment grade	—	294	60	162	8	471	176	—	1,171
Total other commercial	10	596	126	276	79	1,781	5,921	—	8,789
Total commercial	$671	$4,776	$3,182	$3,173	$2,682	$12,035	$14,516	$307	$41,342
Total commercial:
Investment grade	$423	$1,777	$1,252	$1,122	$1,096	$5,994	$9,701	$40	$21,405
Non-investment grade	248	2,999	1,930	2,051	1,586	6,041	4,815	267	19,937
Total commercial	$671	$4,776	$3,182	$3,173	$2,682	$12,035	$14,516	$307	$41,342

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Investment grade	$67	$307	$27	$—	$165	$757	$—	$—	$1,323
Non-investment grade	968	639	1,082	882	97	1,582	36	3	5,289
Total real estate, including construction	1,035	946	1,109	882	262	2,339	36	3	6,612
Business and corporate banking:
Investment grade	1,325	1,668	981	1,357	190	4,896	4,752	88	15,257
Non-investment grade	999	1,117	741	629	86	2,833	3,557	207	10,169
Total business and corporate banking	2,324	2,785	1,722	1,986	276	7,729	8,309	295	25,426
Other commercial:
Investment grade	365	71	141	86	220	1,258	5,783	—	7,924
Non-investment grade	128	19	140	50	284	307	161	—	1,089
Total other commercial	493	90	281	136	504	1,565	5,944	—	9,013
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Total commercial:
Investment grade	$1,757	$2,046	$1,149	$1,443	$575	$6,911	$10,535	$88	$24,504
Non-investment grade	2,095	1,775	1,963	1,561	467	4,722	3,754	210	16,547
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination, during the three months ended March 31, 2025 and 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Three Months Ended March 31, 2025
Business and corporate banking	$—	$—	$7	$—	$—	$—	$8	$—	$15
Total commercial	$—	$—	$7	$—	$—	$—	$8	$—	$15

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Three Months Ended March 31, 2024
Business and corporate banking	$—	$—	$—	$—	$—	$—	$1	$—	$1
Total commercial	$—	$—	$—	$—	$—	$—	$1	$—	$1

HSBC USA Inc.
Consumer Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total at Mar. 31, 2025
	(in millions)
Residential mortgages(1)(2)	$—	$—	$2	$10	$7	$107	$—	$126
Home equity mortgages(1)(2)	—	—	1	—	1	5	—	7
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—		1	—	1
Total consumer	$—	$—	$3	$10	$8	$113	$3	$137

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Dec. 31, 2024
	(in millions)
Residential mortgages(1)(2)	$1	$5	$11	$2	$12	$103	$—	$134
Home equity mortgages(1)(2)	—	—	—	—	—	4	—	4
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$1	$5	$11	$2	$12	$108	$3	$142

(1)At March 31, 2025 and December 31, 2024, consumer mortgage loan delinquency includes $62 million and $67 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At March 31, 2025 and December 31, 2024, consumer mortgage loans include $39 million and $32 million, respectively, of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of March 31, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total at Mar. 31, 2025
	(in millions)
Residential mortgages:
Performing loans	$858	$4,115	$2,258	$2,581	$3,871	$7,579	$—	$21,262
Nonaccrual loans	—	2	6	12	9	139	—	168
Total residential mortgages	858	4,117	2,264	2,593	3,880	7,718	—	21,430
Home equity mortgages:
Performing loans	13	47	76	59	8	177	—	380
Nonaccrual loans	—	—	1	—	1	6	—	8
Total home equity mortgages	13	47	77	59	9	183	—	388
Credit cards:
Performing loans	—	—	—	—	—	—	175	175
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	177	177
Other consumer:
Performing loans	—	2	1	3	8	58	4	76
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	—	1
Total other consumer	—	2	1	3	8	59	4	77
Total consumer	$871	$4,166	$2,342	$2,655	$3,897	$7,960	$181	$22,072
Total consumer:
Performing loans	$871	$4,164	$2,335	$2,643	$3,887	$7,814	$179	$21,893
Nonaccrual loans	—	2	7	12	10	145	—	176
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	2	3
Total consumer	$871	$4,166	$2,342	$2,655	$3,897	$7,960	$181	$22,072

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Dec. 31, 2024
	(in millions)
Residential mortgages:
Performing loans	$4,237	$2,314	$2,615	$3,924	$2,601	$5,171	$—	$20,862
Nonaccrual loans	—	5	10	8	10	140	—	173
Total residential mortgages	4,237	2,319	2,625	3,932	2,611	5,311	—	21,035
Home equity mortgages:
Performing loans	47	81	60	9	18	172	—	387
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	47	81	60	9	18	178	—	393
Credit cards:
Performing loans	—	—	—	—	—	—	192	192
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	195	195
Other consumer:
Performing loans	—	—	3	8	4	59	4	78
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	—	1
Total other consumer	—	—	3	8	4	60	4	79
Total consumer	$4,284	$2,400	$2,688	$3,949	$2,633	$5,549	$199	$21,702
Total consumer:
Performing loans	$4,284	$2,395	$2,678	$3,941	$2,623	$5,402	$196	$21,519
Nonaccrual loans	—	5	10	8	10	146	—	179
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	3	4
Total consumer	$4,284	$2,400	$2,688	$3,949	$2,633	$5,549	$199	$21,702
Gross Charge-offs  The following table summarizes gross charge-off dollars in our consumer loan portfolio, disaggregated by year of origination, during the three months ended March 31, 2025 and 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in millions)
Three Months Ended March 31, 2025
Credit cards	$—	$—	$—	$—	$—	$—	$2	$2
Total consumer	$—	$—	$—	$—	$—	$—	$2	$2

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Three Months Ended March 31, 2024
Credit cards	$—	$—	$—	$—	$—	$—	$2	$2
Total consumer	$—	$—	$—	$—	$—	$—	$2	$2
Concentration of Credit Risk  At March 31, 2025 and December 31, 2024, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $4,669 million and $4,650 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Updates to Economic Scenarios and Other Changes During the Three Months Ended March 31, 2025 During the first quarter of 2025, economic uncertainty increased due to the potential impacts of new trade and other economic policies in the United States, including tariffs, along with the ongoing uncertainty associated with elevated interest rates and the effects from higher inflation. We updated our Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at March 31, 2025. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario, the third most weighting placed on the Upside scenario, and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at March 31, 2025. The economic assumptions described in this section have been formed specifically for the purpose of calculating lifetime ECL.
In the Central scenario, inflation re-accelerates in 2025 driven by escalation in tariff actions. With squeezed consumer spending and reduced trade growth, U.S. Gross Domestic Product ("GDP") growth moderates in 2025 compared with 2024, while the FRB reduces its policy rate in the second half of 2025. Amid weaker GDP growth, the unemployment rate increases slightly in the first half of 2026, but remains near historic lows, while residential housing prices grow modestly as weaker demand is offset by a limited supply of homes for sale. In the financial markets, the growth in financial asset prices stalls in 2025.
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

HSBC USA Inc.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at March 31, 2025 and December 31, 2024:

	For the Quarter Ended
	June 30, 2025	December 31, 2025	June 30, 2026	December 31, 2026
Unemployment rate (quarterly average):
Forecast at March 31, 2025	4.2%	4.4%	4.5%	4.4%
Forecast at December 31, 2024	4.4	4.4	4.3	4.3
GDP growth rate (year-over-year):
Forecast at March 31, 2025	1.9	1.4	1.9	2.3
Forecast at December 31, 2024	2.0	1.8	1.6	1.6
In addition to the updates to the economic scenarios, during the three months ended March 31, 2025, we increased our commercial allowance for credit losses associated with individually assessed loans due primarily to the downgrade of a large commercial real estate loan. During the three months ended March 31, 2025, we also increased the management judgement allowance on our commercial loan portfolio for risk factors associated with higher risk exposures reflecting uncertainty in the forward economic outlook that are not fully captured in the models.
While we believe that the assumptions used in our credit loss models are reasonable and within the parameters for which the models have been built and calibrated to operate, inflation, elevated interest rates, and new trade and other economic policies in the United States, including tariffs, may adversely impact certain clients, which may not be fully captured by the models. As a result, adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure an appropriate lifetime ECL estimate.
The impacts of the new trade and other economic policies in the United States, including tariffs, are evolving and, along with the ongoing impacts of elevated interest rates and the effects from higher inflation, will continue to impact our business and our allowance for credit losses in future periods, the extent of which remains uncertain. We will continue to monitor these situations closely and will continue to adapt our approach as necessary to reflect management's current view of forecasted economic conditions.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	March 31, 2025	December 31, 2024
	(in millions)
Allowance for credit losses:
Loans	$634	$537
Securities held-to-maturity(1)	—	—
Other financial assets measured at amortized cost(2)	—	—
Securities available-for-sale(1)	—	—
Total allowance for credit losses	$634	$537

Liability for off-balance sheet credit exposures	$145	$139

(1)See Note 3, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.

HSBC USA Inc.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three months ended March 31, 2025 and 2024:

	Commercial Loans			Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking(1)	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended March 31, 2025
Allowance for credit losses – beginning of period	$144	$381	$1	$(12)	$6	$13	$4	$537
Provision charged (credited) to income	66	46	—	—	(1)	1	—	112
Charge-offs	—	(15)	—	—	—	(2)	—	(17)
Recoveries	—	—	—	1	—	1	—	2
Net (charge-offs) recoveries	—	(15)	—	1	—	(1)	—	(15)
Allowance for credit losses – end of period	$210	$412	$1	$(11)	$5	$13	$4	$634

Three Months Ended March 31, 2024
Allowance for credit losses – beginning of period	$144	$429	$1	$(9)	$7	$16	$3	$591
Provision charged (credited) to income	(10)	(1)	—	1	1	—	(1)	(10)
Charge-offs	—	(1)	—	—	—	(2)	—	(3)
Recoveries	—	1	—	1	—	1	—	3
Net (charge-offs) recoveries	—	—	—	1	—	(1)	—	—
Allowance for credit losses – end of period	$134	$428	$1	$(7)	$8	$15	$2	$581

(1)In connection with changes to our business segments as discussed further in Note 13, "Business Segments," during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three months ended March 31, 2025 and 2024:

Three Months Ended March 31,	2025	2024
	(in millions)
Balance at beginning of period	$139	$111
Provision charged to income	6	12
Balance at end of period	$145	$123
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

	March 31, 2025	December 31, 2024
	(in millions)
Accrued interest receivables:
Loans	$244	$249
Securities held-to-maturity	71	67
Other financial assets measured at amortized cost	47	25
Securities available-for-sale	130	117
Total accrued interest receivables	492	458
Allowance for credit losses	—	—
Accrued interest receivables, net	$492	$458
During both the three months ended March 31, 2025 and 2024, charged-off accrued interest receivables were immaterial.

HSBC USA Inc.
6. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Commercial loans:
Real estate, including construction	$29	$79
Business and corporate banking(1)	563	327
Total commercial	592	406
Consumer loans:
Residential mortgages	2	—
Total consumer	2	—
Total loans held for sale	$594	$406

(1)In connection with changes to our business segments as discussed further in Note 13, "Business Segments," during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $519 million and $395 million at March 31, 2025 and December 31, 2024, respectively. See Note 9, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $73 million and $11 million at March 31, 2025 and December 31, 2024, respectively. During both the three months ended March 31, 2025 and 2024, lower of amortized cost or fair value adjustments on these commercial loans held for sale were immaterial.
Consumer Loans Residential mortgage loans held for sale comprise agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans which are originated and held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of these mortgage loans held for sale, from the time of commitment to sale, attributable to changes in market interest rates. Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was nil during both the three months ended March 31, 2025 and 2024.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on loans held for sale was nil at both March 31, 2025 and December 31, 2024.

7. Goodwill

Goodwill was $458 million at both March 31, 2025 and December 31, 2024. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. All of our goodwill is allocated to our Corporate and Institutional Banking business segment. During the first quarter of 2025, there were no events or changes in circumstances to indicate that it is more likely than not the goodwill in our Corporate and Institutional Banking business segment has been impaired. See Note 13, "Business Segments," for further discussion of Corporate and Institutional Banking, which was created in the first quarter of 2025.

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

HSBC USA Inc.

	March 31, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges:(1)
OTC-cleared(2)	$—	$8	$—	$—
Bilateral OTC(2)	1	4	25	5
Interest rate contracts	1	12	25	5
Derivatives accounted for as cash flow hedges:(1)
Foreign exchange contracts - bilateral OTC(2)	32	4	99	—
OTC-cleared(2)	2	6	—	—
Bilateral OTC(2)	—	2	—	4
Interest rate contracts	2	8	—	4
Total derivatives accounted for as hedges	35	24	124	9
Trading derivatives not accounted for as hedges:(3)
Exchange-traded(2)	7	6	2	2
OTC-cleared(2)	55	—	68	—
Bilateral OTC(2)	763	466	1,027	624
Interest rate contracts	825	472	1,097	626
Foreign exchange contracts - bilateral OTC(2)	8,606	8,257	16,292	16,241
Equity contracts - bilateral OTC(2)	757	340	576	634
Precious metals contracts - bilateral OTC(2)	1,678	1,685	1,220	1,092
OTC-cleared(2)	4	—	—	—
Bilateral OTC(2)	162	130	246	105
Credit contracts	166	130	246	105
Other non-qualifying derivatives not accounted for as hedges:(1)
Interest rate contracts - bilateral OTC(2)	4	84	—	97
Equity contracts - bilateral OTC(2)	287	354	440	189
OTC-cleared(2)	8	—	—	—
Bilateral OTC(2)	15	86	25	94
Credit contracts	23	86	25	94
Other contracts - bilateral OTC(2)(4)	6	32	5	31
Total derivatives	12,387	11,464	20,025	19,118
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	8,978	8,978	15,345	15,345
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	2,344	1,178	2,925	1,291
Net amounts of derivative assets / liabilities presented in the balance sheet	1,065	1,308	1,755	2,482
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	272	17	265	268
Net amounts of derivative assets / liabilities	$793	$1,291	$1,490	$2,214

(1)Derivative assets / liabilities related to cash flow hedges, fair value hedges and derivative instruments held for purposes other than for trading are recorded in other assets / interest, taxes and other liabilities on the consolidated balance sheet.
(2)Over-the-counter ("OTC") derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements. OTC-cleared derivatives are executed bilaterally in the OTC market but then novated to a central clearing counterparty, whereby the central clearing counterparty becomes the counterparty to each of the original counterparties. Exchange traded derivatives are executed directly on an organized exchange. Credit risk is minimized for OTC-cleared derivatives and exchange traded derivatives through daily margining requirements. In addition, OTC-cleared derivatives with central clearing counterparties are settled daily.
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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at March 31, 2025 and December 31, 2024, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At March 31, 2025
Securities available-for-sale ("AFS")	$14,920	$(1,043)	$(230)	$(1,273)
Deposits	1,483	(46)	29	(17)
Long-term debt	9,034	(201)	20	(181)
At December 31, 2024
Securities AFS	11,685	(1,283)	(232)	(1,515)
Deposits	1,476	(61)	37	(24)
Long-term debt	8,236	(295)	31	(264)

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended March 31, 2025
Interest rate contracts / Securities AFS	Net interest income	$(177)	$344
Interest rate contracts / Deposits	Net interest income	8	(31)
Interest rate contracts / Long-term debt	Net interest income	52	(179)
Total		$(117)	$134

Three Months Ended March 31, 2024
Interest rate contracts / Securities AFS	Net interest income	$368	$(194)
Interest rate contracts / Deposits	Net interest income	(23)	(12)
Interest rate contracts / Long-term debt	Net interest income	(100)	(40)
Total		$245	$(246)
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
At March 31, 2025, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 31, 2025, $10 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $7 million during the three months ended March 31, 2024. During the next twelve months, we expect to amortize $62 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2025	2024		2025	2024
	(in millions)
Three Months Ended March 31,
Foreign exchange contracts	$(2)	$(1)	Net interest income	$—	$—
Interest rate contracts	(113)	42	Net interest income	(10)	(7)
Total	$(115)	$41		$(10)	$(7)
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

HSBC USA Inc.
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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2025	2024
		(in millions)
Interest rate contracts	Trading revenue	$(127)	$71
Foreign exchange contracts	Trading revenue	134	117
Equity contracts	Trading revenue	778	(1,048)
Precious metals contracts	Trading revenue	4	(22)
Credit contracts	Trading revenue	(52)	79
Total		$737	$(803)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2025	2024
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$32	$(54)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	(200)	151
Equity contracts	Other income (loss)	(3)	—
Credit contracts	Other income (loss)	(3)	(25)
Other contracts(1)	Other income (loss)	(7)	(2)
Total		$(181)	$70

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

HSBC USA Inc.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at March 31, 2025 was $108 million, for which we had posted collateral of $36 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2024 was $401 million, for which we had posted collateral of $153 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$35
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2025	December 31, 2024
	(in millions)
Interest rate:
Futures and forwards	$39,170	$16,829
Swaps	112,409	104,458
Options written	667	1,217
Options purchased	594	1,222
Total interest rate	152,840	123,726
Foreign exchange:
Swaps, futures and forwards	959,521	1,026,047
Options written	37,986	29,739
Options purchased	38,048	29,859
Spot	49,044	32,603
Total foreign exchange	1,084,599	1,118,248
Commodities, equities and precious metals:
Swaps, futures and forwards	33,195	33,520
Options written	1,649	1,513
Options purchased	10,387	9,855
Total commodities, equities and precious metals	45,231	44,888
Credit derivatives	20,643	19,175
Other contracts(1)	1,841	1,670
Total	$1,305,154	$1,307,707

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
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. We also elected to apply FVO accounting to certain student loans held for investment. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At March 31, 2025 and December 31, 2024, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At March 31, 2025
Student loans held for investment	$10	$12	$(2)
Commercial loans held for sale	519	538	(19)
Fixed rate long-term debt	853	838	15
Hybrid instruments:
Structured deposits	4,862	4,799	63
Structured notes	6,661	6,811	(150)
At December 31, 2024
Student loans held for investment	$11	$13	$(2)
Commercial loans held for sale	395	399	(4)
Client share repurchase asset	16	16	—
Fixed rate long-term debt	851	847	4
Hybrid instruments:
Structured deposits	3,956	3,892	64
Structured notes	7,044	6,888	156
Client share repurchase liability	16	16	—
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three months ended March 31, 2025 and 2024:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2025
Interest rate and other components(1)	$—	$(16)	$188	$172
Credit risk component(2)	(7)	—	—	(7)
Total mark-to-market on financial instruments designated at fair value	(7)	(16)	188	165
Mark-to-market on related derivatives	—	17	(186)	(169)
Net realized gain (loss) on related long-term debt derivatives	—	1	—	1
Gain (loss) on instruments designated at fair value and related derivatives	$(7)	$2	$2	$(3)

Three Months Ended March 31, 2024
Interest rate and other components(1)	$—	$23	$(141)	$(118)
Credit risk component(2)	1	—	—	1
Total mark-to-market on financial instruments designated at fair value	1	23	(141)	(117)
Mark-to-market on related derivatives	—	(27)	125	98
Net realized gain (loss) on related long-term debt derivatives	—	(1)	—	(1)
Gain (loss) on instruments designated at fair value and related derivatives	$1	$(5)	$(16)	$(20)

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

HSBC USA Inc.
10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended March 31,	2025	2024
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,732)	$(1,734)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $64 million and $(36) million, respectively	190	(106)
Reclassification adjustment for gains realized in net income, net of tax of less than $(1) million and less than $(1) million, respectively(1)	(2)	(2)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million and less than $1 million, respectively(2)	1	1
Total other comprehensive income (loss) for period	189	(107)
Balance at end of period	(1,543)	(1,841)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	6	61
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $1 million and $(12) million, respectively	3	(37)
Total other comprehensive income (loss) for period	3	(37)
Balance at end of period	9	24
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(52)	(260)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(28) million and $10 million, respectively	(87)	31
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $2 million, respectively(3)	8	5
Total other comprehensive income (loss) for period	(79)	36
Balance at end of period	(131)	(224)
Pension and postretirement benefit liability:
Balance at beginning and end of period	6	7
Total accumulated other comprehensive loss at end of period	$(1,659)	$(2,034)

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

HSBC USA Inc.
11. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three months ended March 31, 2025 and 2024. See Note 23, "Fee Income from Contracts with Customers," in our 2024 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2024.

Three Months Ended March 31,	2025	2024
	(in millions)
Credit card fees, net	$14	$15
Trust and investment management fees	41	36
Other fees and commissions:
Account services	79	75
Credit facilities	77	91
Other fees	9	10
Total other fees and commissions	165	176
Servicing and other fees from HSBC affiliates	102	88
Insurance(1)	1	1
Total fee income from contracts with customers	323	316
Other non-fee revenue	193	223
Total other revenues(2)	$516	$539

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 13, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $28 million and $27 million during the three months ended March 31, 2025 and 2024, respectively. Credit card rewards program costs totaled $19 million and $15 million during the three months ended March 31, 2025 and 2024, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 17, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $7 million and $3 million at March 31, 2025 and December 31, 2024, respectively. We expect to recognize this revenue over a remaining period of one year or less.
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

	March 31, 2025	December 31, 2024
	(in millions)
Assets:
Cash and due from banks	$358	$188
Interest bearing deposits with banks	180	4
Securities purchased under agreements to resell(1)	—	405
Trading assets	19	120
Loans	5,257	5,449
Other(2)	445	468
Total assets	$6,259	$6,634
Liabilities:
Deposits	$11,702	$8,351
Trading liabilities	18	77
Short-term borrowings	1,790	1,549
Long-term debt	9,888	8,388
Other(2)	429	252
Total liabilities	$23,827	$18,617

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

Three Months Ended March 31,	2025	2024
	(in millions)
Income (Expense):
Interest income	$71	$54
Interest expense	(162)	(130)
Net interest expense	(91)	(76)
Trading revenue (expense)	(484)	(2,020)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	67	48
HSBC Markets (USA) Inc. ("HMUS")	18	23
Other HSBC affiliates	17	17
Total servicing and other fees from HSBC affiliates	102	88
Gain (loss) on instruments designated at fair value and related derivatives	(187)	125
Support services from HSBC affiliates:
HSBC Technology & Services (USA) Inc. ("HTSU")	(226)	(235)
HMUS	(55)	(56)
Other HSBC affiliates	(123)	(108)
Total support services from HSBC affiliates	(404)	(399)
Rental income from HSBC affiliates(1)	12	14
Stock based compensation expense(2)	(8)	(9)

(1)We receive rental income from our affiliates for certain office space, which is recorded as a component of occupancy expense, net in our consolidated statement of income.
(2)Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in salaries and employee benefits in our consolidated statement of income. Certain employees are also eligible to participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 22, "Pension and Other Postretirement Benefits," in our 2024 Form 10-K.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At March 31, 2025 and December 31, 2024, long-term debt with affiliates reflected $9.9 billion and $8.4 billion, respectively, of borrowings from HSBC North America. The outstanding balance includes:
•$2.0 billion of fixed-rate senior debt which matures in June 2025;
•$2.0 billion of fixed-rate senior debt which matures in September 2025;
•$0.5 billion of fixed-rate senior debt which matures in December 2027;
•$0.5 billion of fixed-rate senior debt which matures in December 2028;
•$1.5 billion of fixed-rate senior debt which matures in June 2030;
•$0.3 billion of fixed-rate senior debt which matures in September 2029;
•$1.6 billion of fixed-rate senior debt consisting of seven equal borrowings which mature in annual increments from November 2025 to November 2031; and
•$1.5 billion of fixed-rate senior debt which was issued during the first quarter of 2025 and matures in March 2028.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either March 31, 2025 or December 31, 2024.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.

HSBC USA Inc.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2025 and December 31, 2024, we had the following loan balances outstanding with HSBC affiliates:

	March 31, 2025	December 31, 2024
	(in millions)
HMUS and subsidiaries	$2,040	$2,013
HSBC North America	3,000	3,000
Other short-term affiliate lending	217	436
Total loans	$5,257	$5,449
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $14.3 billion at both March 31, 2025 and December 31, 2024, of which $2.0 billion was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $3.0 billion outstanding at both March 31, 2025 and December 31, 2024. The outstanding balance includes $1.4 billion that matures in the second quarter of 2025 and $1.6 billion that matures in the third quarter of 2025.
We have extended lines of credit to various other HSBC affiliates totaling $3.5 billion which did not have any outstanding balances at either March 31, 2025 or December 31, 2024.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At March 31, 2025 and December 31, 2024, there were $217 million and $436 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $725.5 billion and $735.5 billion at March 31, 2025 and December 31, 2024, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $27 million and $126 million at March 31, 2025 and December 31, 2024, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 24, "Related Party Transactions," in our 2024 Form 10-K. There have been no significant changes in these activities since December 31, 2024.
Other Transactions with HSBC Affiliates:
At both March 31, 2025 and December 31, 2024, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," in our 2024 Form 10-K for additional details.

HSBC USA Inc.
13. Business Segments

We have three distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's business strategy. We previously announced as part of simplifying the HSBC Group's organizational structure that we would combine our Commercial Banking ("CMB") and Global Banking and Markets ("GBM") businesses to create a single Corporate and Institutional Banking ("CIB") business, and we would rename our Wealth and Personal Banking ("WPB") business International Wealth and Premier Banking ("IWPB"). During the first quarter of 2025, we implemented changes to our internal management reporting to report what was historically CMB and GBM, including Global Banking ("GB"), Markets and Securities Services ("MSS") and Global Banking and Markets Other ("GBM Other"), together within a newly created CIB business segment, and to rename our WPB business segment IWPB. As a result, IWPB and CIB along with a Corporate Center ("CC") are our reportable segments, and we have aligned our segment reporting to reflect these changes for all periods presented.
The following table summarizes the impact of these changes on reported segment profit (loss) before tax, total assets and total deposits as of and for the three months ended March 31, 2024:

	As Previously Reported	After Reporting Changes
	(in millions)
Segment profit (loss) before tax during the three months ended March 31, 2024:
IWPB(1)	$59	$59
CIB	NR	297
CMB	193	NR
GB	75	NR
MSS	11	NR
GBM Other	18	NR
CC	(70)	(70)

Segment total assets at March 31, 2024:
IWPB(1)	$37,255	$37,255
CIB	NR	140,417
CMB(2)	56,195	NR
GB	10,165	NR
MSS	33,767	NR
GBM Other	40,290	NR
CC	3,889	3,889

Segment total deposits at March 31, 2024:
IWPB(1)	$29,936	$29,936
CIB	NR	84,347
CMB	40,214	NR
GB	41,137	NR
MSS	1,157	NR
GBM Other	1,839	NR
CC	—	—

NR Not Reported
(1)Previously referred to as WPB.
(2)Segment total assets included goodwill that was previously allocated to CMB of $358 million at March 31, 2024.
There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2024 Form 10-K.
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

HSBC USA Inc.
Net funding charges associated with CIB trading activities are reported within other operating income to align with the trading revenue generated by such activities. These net funding charges are reversed back into net interest income in the CC. The objective of these charges/credits is to transfer interest rate risk to one centralized unit in Markets Treasury. Markets Treasury income statement and balance sheet results are allocated to each of the global businesses based upon tangible equity levels and levels of any surplus liabilities.
Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from the activity or the relationship of the activity to other segment activity. These inter-segment transactions have not been eliminated, and we generally account for them as if they were with third parties.
As a wholly-owned subsidiary, a significant portion of our operating expenses is allocated to us and relates to services that we receive from other HSBC affiliates which are discussed further in Note 12, "Related Party Transactions." As a result, our segment-level information that is regularly provided to the chief operating decision maker breaks down operating expenses into two categories: (a) direct costs, which include salaries and employee benefits, occupancy expense, equipment and software, marketing, outside services, professional fees, deposit insurance assessment fees, expense related to legal matters, and other miscellaneous expenses that the segments directly incur, and (b) indirect costs, which primarily include allocated support service costs from HTSU and other HSBC affiliates. In addition, certain corporate function activities which are reported in direct costs in the CC are allocated from the CC to the other business segments within indirect costs.
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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2024 Form 10-K.
A summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented in Note 25, "Business Segments," in our 2024 Form 10-K. There have been no significant changes since December 31, 2024 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2025
Net interest income (expense)	$186	$473	$(100)	$559	$6	$(39)	$526
Other operating income	51	323	96	470	(3)	49	516
Total operating income (expense)	237	796	(4)	1,029	3	10	1,042
Expected credit losses / provision for credit losses	2	84	—	86	32	—	118
	235	712	(4)	943	(29)	10	924
Operating expenses:
Direct Costs	86	110	42	238	N/A	N/A	N/A
Indirect Costs	99	313	(10)	402	N/A	N/A	N/A
Total operating expenses	185	423	32	640	10	10	660
Profit (loss) before income tax	$50	$289	$(36)	$303	$(39)	$—	$264
Balances at end of period:
Total assets	$38,299	$142,336	$4,416	$185,051	$(12,610)	$—	$172,441
Total loans, net	27,234	33,906	—	61,140	(771)	2,411	62,780
Goodwill	—	358	—	358	100	—	458
Total deposits	28,046	88,647	—	116,693	(2,362)	11,393	125,724

Three Months Ended March 31, 2024
Net interest income (expense)	$179	$436	$(168)	$447	$7	$(28)	$426
Other operating income	67	265	173	505	(3)	37	539
Total operating income	246	701	5	952	4	9	965
Expected credit losses / provision for credit losses	—	(7)	—	(7)	9	—	2
	246	708	5	959	(5)	9	963
Operating expenses:
Direct Costs	89	103	85	277	N/A	N/A	N/A
Indirect Costs	98	308	(10)	396	N/A	N/A	N/A
Total operating expenses	187	411	75	673	3	9	685
Profit (loss) before income tax	$59	$297	$(70)	$286	$(8)	$—	$278
Balances at end of period:
Total assets	$37,255	$140,417	$3,889	$181,561	$(14,595)	$—	$166,966
Total loans, net	23,955	34,037	—	57,992	(561)	1,785	59,216
Goodwill	—	358	—	358	100	—	458
Total deposits	29,936	84,347	—	114,283	(1,750)	9,520	122,053

N/A Not Applicable
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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$13,702	4.5%	(2)	13.6%	$13,508	4.5%	(2)	13.6%
HSBC Bank USA	15,762	6.5		16.5	15,504	6.5		16.4
Tier 1 capital ratio:
HSBC USA	13,967	6.0		13.8	13,773	6.0		13.8
HSBC Bank USA	17,262	8.0		18.0	17,004	8.0		18.0
Total capital ratio:
HSBC USA	16,410	10.0		16.2	16,111	10.0		16.2
HSBC Bank USA	19,395	10.0		20.3	19,035	10.0		20.2
Tier 1 leverage ratio:
HSBC USA	13,967	4.0	(2)	8.0	13,773	4.0	(2)	8.0
HSBC Bank USA	17,262	5.0		10.2	17,004	5.0		10.2
Risk-weighted assets:(3)
HSBC USA	101,078				99,462
HSBC Bank USA	95,737				94,334
Adjusted quarterly average assets:(4)
HSBC USA	175,341				173,041
HSBC Bank USA	168,708				167,348

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at March 31, 2025 and December 31, 2024 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	March 31, 2025		December 31, 2024
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$9	$—	$11	$—
Interest, taxes and other liabilities	—	16	—	4
Total	$9	$16	$11	$4
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
We amortize our low income housing investments (including the unconsolidated housing investments discussed further below) in proportion to the allocated tax credits under the proportional amortization method and present the associated tax credits and other tax benefits net of investment amortization in income tax expense in the consolidated statement of income, and in operating activities in the consolidated statement of cash flows. We recognized tax credits and other tax benefits related to low income housing investments of $34 million and $31 million during the three months ended March 31, 2025 and 2024, respectively. Investment amortization expense totaled $28 million and $26 million during the three months ended March 31, 2025 and 2024, respectively. Additionally, non-income-tax-related gains and other returns received, which are recognized in other income (loss) in the consolidated statement of income and in operating activities in the consolidated statement of cash flows, were immaterial during both the three months ended March 31, 2025 and 2024.

HSBC USA Inc.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at March 31, 2025 and December 31, 2024:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At March 31, 2025
Limited partnership investments(1)	$7,497	$1,008	$466	$1,008
Asset-backed financing SPEs	1,020	539	—	545
Total	$8,517	$1,547	$466	$1,553
At December 31, 2024
Limited partnership investments(1)	$7,506	$971	$427	$971
Asset-backed financing SPEs	1,047	645	—	650
Total	$8,553	$1,616	$427	$1,621

(1)The carrying value of variable interests held reported as assets includes low income housing investments which totaled $972 million and $934 million at March 31, 2025 and December 31, 2024, respectively.
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
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 2, "Trading Assets and Liabilities," Note 3 "Securities," and Note 17, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy. Similarly, in the ordinary course of business, we also provide loans and loan commitments to third-party sponsored securitization entities which may be considered VIEs for which we generally have no other form of involvement. We do not have the power to direct the activities of these entities and do not consolidate these entities. These loans are reported and disclosed in Note 4, "Loans," in the same manner as all other loans.
In addition to the above, we have established and manage money market funds and non-money market mutual funds to provide customers with investment opportunities. As fund manager, we may be entitled to receive management fees based on the assets under management. We do not consolidate the funds because we do not absorb the majority of the expected future risk

HSBC USA Inc.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at March 31, 2025 and December 31, 2024. Following the table is a description of the various arrangements.

	March 31, 2025		December 31, 2024
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$190	$8,092	$191	$6,827
Financial standby letters of credit, net of participations(3)(4)	—	5,300	—	5,337
Performance standby letters of credit, net of participations(3)(4)	—	3,350	—	3,264
Total	$190	$16,742	$191	$15,428

(1)Includes $3,254 million and $2,797 million of notional issued for the benefit of HSBC affiliates at March 31, 2025 and December 31, 2024, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,563 million and $1,590 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at March 31, 2025 and December 31, 2024, respectively.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$190	$8,092	$191	$6,827
Buy-protection credit derivative positions	(212)	12,551	(116)	12,348
Net position(1)	$(22)	$4,459	$75	$5,521

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $55 million and $53 million at March 31, 2025 and December 31, 2024, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $11 million and $12 million at March 31, 2025 and December 31, 2024, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at March 31, 2025 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection credit derivatives:(1)
Single name credit default swaps	1.2	$1,734	$912	$2,646
Index credit derivatives	4.1	3,651	1,795	5,446
Subtotal		5,385	2,707	8,092
Standby letters of credit(2)	0.9	6,474	2,176	8,650
Total		$11,859	$4,883	$16,742

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares were not eligible to be converted into publicly traded Class A common shares ("Class A Shares") until settlement of the covered litigation described in Note 30, "Litigation and Regulatory Matters" in our 2024 Form 10-K. Accordingly, the Class B Shares were considered restricted and were only transferable under limited circumstances.
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares could be converted into Class A Shares. In 2024, Visa completed an exchange offer that allowed holders to exchange a portion of their Class B Shares for publicly traded Class A Shares. The purchaser of our Class B Shares participated in the exchange offer which required our existing swap agreements to be amended to reflect the reduction in notional value and a new makewhole agreement to be entered into with the purchaser in order to continue to retain the litigation risk associated with the exchanged shares. These swaps had a carrying value of $32 million and $31 million at March 31, 2025 and December 31, 2024, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares, (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares and (c) for exchanged shares, make payments based on the number of shares sold by the purchaser. We have entered into total return swap positions to economically hedge the periodic payments made under these swap agreements. The payments under the derivatives will continue until the related litigation is settled and the remaining Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 8, "Derivative Financial Instruments," for further information.
Clearing houses and exchanges  We are a member of various exchanges and clearing houses that trade and clear securities and/or derivative contracts. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, members of a clearing house may be required to contribute to a guaranty fund to backstop members' obligations to the clearing house. As a member, we may be required to pay a proportionate share of the financial obligations of another member who defaults on its obligations to the exchange or the clearing house. Our guarantee obligations would arise only if the exchange or clearing house had exhausted its resources. Any potential contingent liability under these membership agreements cannot be estimated.
Lease Obligations We are obligated under a number of noncancellable operating leases for premises and equipment. See Note 12, "Leases," in our 2024 Form 10-K for information regarding our leases, including a maturity analysis of our operating lease liabilities.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at both March 31, 2025 and December 31, 2024.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $3 million at both March 31, 2025 and December 31, 2024. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at March 31, 2025. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

HSBC USA Inc.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 30, "Litigation and Regulatory Matters," in our 2024 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.3 billion at both March 31, 2025 and December 31, 2024.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Interest bearing deposits with banks(1)	$870	$333
Trading assets(2)	3,790	3,621
Securities available-for-sale(3)	13,513	12,357
Securities held-to-maturity(3)	9,888	9,811
Loans(4)	25,079	25,132
Other assets(5)	757	1,271
Total	$53,897	$52,525

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,352 million and $616 million at March 31, 2025 and December 31, 2024, respectively. The fair value of trading assets that could be sold or repledged was $3,790 million and $3,621 million at March 31, 2025 and December 31, 2024, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $14,392 million and $17,595 million at March 31, 2025 and December 31, 2024, respectively. Of this collateral, $13,742 million and $16,945 million could be sold or repledged at March 31, 2025 and December 31, 2024, respectively, of which $201 million and $235 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at March 31, 2025 and December 31, 2024:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At March 31, 2025
Assets:
Securities purchased under resale agreements	$14,426	$4,047	$10,379	$10,356	$9	$14
Liabilities:
Securities sold under repurchase agreements	$5,326	$4,047	$1,279	$1,279	$—	$—

At December 31, 2024
Assets:
Securities purchased under resale agreements	$17,775	$3,462	$14,313	$14,248	$10	$55
Liabilities:
Securities sold under repurchase agreements	$4,611	$3,462	$1,149	$1,121	$23	$5

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at March 31, 2025 and December 31, 2024:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At March 31, 2025
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,842	$638	$666	$1,180	$—	$5,326

At December 31, 2024
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,099	$1,257	$450	$805	$—	$4,611

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
March 31, 2025	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,779	$1,190	$—	$4,969	$—	$4,969
Debt securities issued by foreign entities	399	—	—	399	—	399
Equity securities	12,213	—	—	12,213	—	12,213
Precious metals trading	—	93	—	93	—	93
Derivatives:(2)
Interest rate contracts	7	824	1	832	—	832
Foreign exchange contracts	—	8,632	6	8,638	—	8,638
Equity contracts	—	987	57	1,044	—	1,044
Precious metals contracts	—	1,678	—	1,678	—	1,678
Credit contracts	—	189	—	189	—	189
Other contracts(3)	—	—	6	6	—	6
Derivatives netting	—	—	—	—	(11,322)	(11,322)
Total derivatives	7	12,310	70	12,387	(11,322)	1,065
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	11,477	10,397	—	21,874	—	21,874
Asset-backed securities:
Home equity mortgages	—	—	9	9	—	9
Corporate loans	—	50	—	50	—	50
Other	—	—	85	85	—	85
Debt securities issued by foreign entities	4,003	—	—	4,003	—	4,003
Loans(5)	—	10	—	10	—	10
Loans held for sale(5)	—	478	41	519	—	519
Other assets:
Mortgage servicing rights	—	—	7	7	—	7
Equity securities	—	128	—	128	—	128
Equity securities measured at net asset value(6)	—	—	—	123	—	123
Total assets	$31,878	$24,656	$212	$56,869	$(11,322)	$45,547
Liabilities:
Domestic deposits(5)	$—	$4,567	$295	$4,862	$—	$4,862
Trading liabilities, excluding derivatives	1,680	6	—	1,686	—	1,686
Derivatives:(2)
Interest rate contracts	6	566	4	576	—	576
Foreign exchange contracts	—	8,255	6	8,261	—	8,261
Equity contracts	—	607	87	694	—	694
Precious metals contracts	—	1,685	—	1,685	—	1,685
Credit contracts	—	215	1	216	—	216
Other contracts(3)	—	—	32	32	—	32
Derivatives netting	—	—	—	—	(10,156)	(10,156)
Total derivatives	6	11,328	130	11,464	(10,156)	1,308
Long-term debt(5)	—	5,568	1,946	7,514	—	7,514
Total liabilities	$1,686	$21,469	$2,371	$25,526	$(10,156)	$15,370

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2024	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,676	$1,167	$—	$4,843	$—	$4,843
Debt securities issued by foreign entities	783	—	—	783	—	783
Equity securities	13,844	—	—	13,844	—	13,844
Precious metals trading	—	163	—	163	—	163
Derivatives:(2)
Interest rate contracts	2	1,118	2	1,122	—	1,122
Foreign exchange contracts	—	16,386	5	16,391	—	16,391
Equity contracts	—	970	46	1,016	—	1,016
Precious metals contracts	—	1,220	—	1,220	—	1,220
Credit contracts	—	271	—	271	—	271
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(18,270)	(18,270)
Total derivatives	2	19,965	58	20,025	(18,270)	1,755
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	10,716	10,603	—	21,319	—	21,319
Asset-backed securities:
Home equity mortgages	—	—	10	10	—	10
Other	—	—	87	87	—	87
Debt securities issued by foreign entities	3,521	—	—	3,521	—	3,521
Loans(5)	—	11	—	11	—	11
Loans held for sale(5)	—	241	154	395	—	395
Other assets:
Mortgage servicing rights	—	—	7	7	—	7
Equity securities	—	126	—	126	—	126
Equity securities measured at net asset value(6)	—	—	—	124	—	124
Other(5)(7)	—	16	—	16	—	16
Total assets	$32,542	$32,292	$316	$65,274	$(18,270)	$47,004
Liabilities:
Domestic deposits(5)	$—	$3,665	$291	$3,956	$—	$3,956
Trading liabilities, excluding derivatives	1,489	70	—	1,559	—	1,559
Derivatives:(2)
Interest rate contracts	2	725	5	732	—	732
Foreign exchange contracts	—	16,236	5	16,241	—	16,241
Equity contracts	—	759	64	823	—	823
Precious metals contracts	—	1,092	—	1,092	—	1,092
Credit contracts	—	198	1	199	—	199
Other contracts(3)	—	—	31	31	—	31
Derivatives netting	—	—	—	—	(16,636)	(16,636)
Total derivatives	2	19,010	106	19,118	(16,636)	2,482
Long-term debt(5)	—	5,742	2,153	7,895	—	7,895
Other liabilities(5)(7)	—	16	—	16	—	16
Total liabilities	$1,491	$28,503	$2,550	$32,544	$(16,636)	$15,908

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $996 million and $1,598 million and trading derivative liabilities of $983 million and $2,348 million at March 31, 2025 and December 31, 2024, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 8, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
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
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2025 and 2024. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2025	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2025	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(3)	$—	$—	$—	$—	$—	$—	$—	$(3)	$1	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	(18)	(41)	—	—	—	(7)	(6)	42	(30)	(17)	—
Credit contracts	(1)	—	—	—	—	—	—	—	(1)	—	—
Other contracts(2)	(26)	(7)	—	—	—	7	—	—	(26)	—	—
Asset-backed securities available-for-sale(3)	97	—	1	—	—	(4)	—	—	94	—	1
Loans held for sale(4)	154	—	—	2	—	(115)	—	—	41	—	—
Mortgage servicing rights(5)	7	—	—	—	—	—	—	—	7	—	—
Total assets	$210	$(48)	$1	$2	$—	$(119)	$(6)	$42	$82	$(16)	$1
Liabilities:
Domestic deposits(4)	$(291)	$(1)	$—	$—	$(15)	$14	$(68)	$66	$(295)	$1	$—
Long-term debt(4)	(2,153)	4	—	—	(304)	247	(278)	538	(1,946)	7	—
Total liabilities	$(2,444)	$3	$—	$—	$(319)	$261	$(346)	$604	$(2,241)	$8	$—

HSBC USA Inc.

	Jan. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(4)	$(1)	$—	$—	$—	$—	$2	$—	$(3)	$(1)	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	21	59	—	—	—	3	(7)	(9)	67	50	—
Credit contracts	1	(3)	—	—	—	(1)	—	3	—	—	—
Other contracts(2)	(35)	(2)	—	—	—	7	—	—	(30)	—	—
Asset-backed securities available-for-sale(3)	104	—	(1)	—	—	(1)	—	—	102	—	(1)
Loans held for sale(4)	32	1	—	17	—	(24)	3	(4)	25	1	—
Mortgage servicing rights(5)	19	—	—	—	—	—	—	—	19	—	—
Total assets	$138	$54	$(1)	$17	$—	$(16)	$(2)	$(10)	$180	$50	$(1)
Liabilities:
Domestic deposits(4)	$(293)	$(4)	$(2)	$—	$(74)	$35	$—	$7	$(331)	$(3)	$(2)
Long-term debt(4)	(1,919)	(107)	(2)	—	(327)	281	(13)	128	(1,959)	(69)	(2)
Total liabilities	$(2,212)	$(111)	$(4)	$—	$(401)	$316	$(13)	$135	$(2,290)	$(72)	$(4)

(1)Level 3 net derivatives included derivative assets of $70 million and derivative liabilities of $130 million at March 31, 2025 and derivative assets of $230 million and derivative liabilities of $196 million at March 31, 2024. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at March 31, 2025 and December 31, 2024:

March 31, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(3)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	34% - 100%	76%
			Interest rate yield curve	9%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	(9)bps	N/A
Equity derivative contracts(2)	$(30)	Option pricing model	Equity / Equity Index volatility	7% - 151%	43%
			Equity / Equity and Equity / Index correlation	40% - 98%	77%
			Equity forward price	$0 - $25,363	$1,485
Credit derivative contracts	$(1)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	19bps - 535bps	118bps
Other derivative contracts	$(26)	Discounted cash flows	Conversion rate	1.5 times	N/A
			Expected duration	1.0 year	N/A
Asset-backed securities available-for-sale	$94	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$41	Market comparables and internal assumptions	Adjusted market price	99% - 100%	99%
Mortgage servicing rights	$7	Discounted cash flows	Constant prepayment rates	6% - 20%	7%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$70 - $79 per account	$75 per account
Domestic deposits (structured deposits)(2)(3)	$(295)	Option adjusted discounted cash flows	Equity / Equity Index volatility	7% - 57%	15%
			Equity / Equity and Equity / Index correlation	40% - 92%	63%
Long-term debt (structured notes)(2)(3)	$(1,946)	Option adjusted discounted cash flows	Equity / Equity Index volatility	16% - 64%	22%
			Equity / Equity and Equity / Index correlation	41% - 98%	82%
			Credit default swap spreads	759bps	N/A

HSBC USA Inc.

December 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(3)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	73% - 100%	88%
			Interest rate yield curve	10%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	(66)bps	N/A
Equity derivative contracts(2)	$(18)	Option pricing model	Equity / Equity Index volatility	6% - 118%	24%
			Equity / Equity and Equity / Index correlation	27% - 98%	74%
			Equity forward price	$0 - $26,542	$1,238
Credit derivative contracts	$(1)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	15bps - 525bps	101bps
Other derivative contracts	$(26)	Discounted cash flows	Conversion rate	1.5 times	N/A
			Expected duration	1.3 years	N/A
Asset-backed securities available-for-sale	$97	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$154	Market comparables and internal assumptions	Adjusted market price	94% - 101%	100%
Mortgage servicing rights	$7	Discounted cash flows	Constant prepayment rates	6% - 19%	7%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$70 - $79 per account	$76 per account
Domestic deposits (structured deposits)(2)(3)	$(291)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 54%	14%
			Equity / Equity and Equity / Index correlation	40% - 93%	66%
Long-term debt (structured notes)(2)(3)	$(2,153)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 59%	24%
			Equity / Equity and Equity / Index correlation	27% - 98%	80%
			Credit default swap spreads	728bps	N/A

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
Significant Transfers Into and Out of Level 3 Measurements During the three months ended March 31, 2025, we transferred $66 million of domestic deposits and $538 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and the underlying inputs have become more observable. During the three months ended March 31, 2025, we also transferred $42 million of equity derivatives from Level 3 to Level 2 as the inputs used to value these derivative contracts have become more observable. During the three months ended March 31, 2025, we transferred $68 million of domestic deposits and $278 million of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease right-of-use ("ROU") assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at March 31, 2025 and December 31, 2024. The gains (losses) during the three months ended March 31, 2025 and 2024 are also included.

	Non-Recurring Fair Value Measurements at March 31, 2025				Total Gains (Losses) For the Three Months Ended March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$98	$—	$98	$1
Commercial loans held for sale(2)	—	29	—	29	—
Commercial loans(3)	—	—	443	443	(52)
Total assets at fair value on a non-recurring basis	$—	$127	$443	$570	$(51)

	Non-Recurring Fair Value Measurements at December 31, 2024				Total Gains (Losses) For the Three Months Ended March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$100	$—	$100	$1
Commercial loans held for sale	—	—	—	—	2
Commercial loans(3)	—	—	350	350	(2)
Total assets at fair value on a non-recurring basis	$—	$100	$350	$450	$1

(1)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(2)At March 31, 2025, the fair value of the loans held for sale was below cost.
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
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at March 31, 2025 and December 31, 2024:

At March 31, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$443	Valuation of third-party appraisal on underlying collateral	Loss severity rates	6% - 100%	31%

At December 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$350	Valuation of third-party appraisal on underlying collateral	Loss severity rates	8% - 100%	26%

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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund

HSBC USA Inc.
managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $20 million at both March 31, 2025 and December 31, 2024.
The following tables provide additional information relating to our available-for-sale asset-backed securities at March 31, 2025:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Home equity mortgages - Alt A	$—	$9	$9
	Corporate loans	50	—	50
	Total AAA - A	50	9	59
BBB - B	Other	—	85	85
		$50	$94	$144

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

HSBC USA Inc.
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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at March 31, 2025 and December 31, 2024, and their classification within the fair value hierarchy:

March 31, 2025	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$29,337	$29,337	$888	$28,414	$35
Federal funds sold and securities purchased under agreements to resell	10,379	10,379	—	10,379	—
Securities held-to-maturity, net of allowance for credit losses	18,139	17,636	2,781	14,855	—
Commercial loans, net of allowance for credit losses	40,719	41,577	—	—	41,577
Commercial loans held for sale	73	73	—	73	—
Consumer loans, net of allowance for credit losses	22,051	20,399	—	—	20,399
Financial liabilities:
Short-term financial liabilities	$7,599	$7,599	$—	$7,564	$35
Deposits	120,862	120,806	—	120,806	—
Long-term debt	13,154	13,523	—	13,523	—

December 31, 2024	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$23,265	$23,265	$621	$22,625	$19
Federal funds sold and securities purchased under agreements to resell	14,313	14,313	—	14,313	—
Securities held-to-maturity, net of allowance for credit losses	17,798	17,029	2,721	14,308	—
Commercial loans, net of allowance for credit losses	40,525	41,645	—	—	41,645
Commercial loans held for sale	11	11	—	11	—
Consumer loans, net of allowance for credit losses	21,680	19,435	—	—	19,435
Financial liabilities:
Short-term financial liabilities	$7,371	$7,371	$—	$7,352	$19
Deposits	119,394	119,394	—	119,394	—
Long-term debt	12,822	13,257	—	13,257	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $157 million and $168 million at March 31, 2025 and December 31, 2024, respectively.

HSBC USA Inc.
18. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 30, "Litigation and Regulatory Matters," in our 2024 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2024 Form 10-K are reported herein.
In addition to the matters described below and in our 2024 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 30, "Litigation and Regulatory Matters," in our 2024 Form 10-K, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $125 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Madoff Litigation
In March 2025, the remaining claims against HSBC Bank USA in the Fairfield matter were dismissed pursuant to a settlement between Fairfield and the non-HSBC defendant who had allegedly been the initial recipient of the redemption payments Fairfield had sought to recover from HSBC Bank USA.
Anti-Terrorism Act Cases
Kathaleen Freeman, et al. v. HSBC Holdings plc, et al. Plaintiffs filed an amended complaint in March 2025. Defendants will move to dismiss in May 2025. Defendants will also move to dismiss the amended complaint in Kathleen Stephens, v. HSBC Holdings plc, et al.

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
•uncertainty concerning the future market and economic conditions in the United States and abroad, including but not limited to, changes in interest rates, energy prices, inflation, supply chain issues, a decline in housing prices, the availability of credit and liquidity, unemployment levels, turmoil in the financial markets and related efforts of government agencies to stabilize the financial system, changes in consumer confidence and consumer spending and behavior, consumer perception as to the continuing availability of credit and price competition in the market segments we serve and the consequences of unexpected geopolitical events, such as trade disputes and tariffs or unforeseen events such as natural disasters or pandemics;
•compliance with the Chinese National Security Law, the Hong Kong Autonomy Act and other laws of China and the United States., which may impact, among other things, individuals or entities with which we are able to conduct business;
•changes in laws, regulatory requirements and policies, including the potential impact of any legal, regulatory or policy changes affecting financial institutions and the global economy as a result of changes by the current administration;
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
•risks associated with matters such as climate and human rights issues and policies;
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
•unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and
•the other risk factors and uncertainties described under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
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
Economic Environment  The U.S. economy continued to grow during the first quarter of 2025 despite continued pressures from inflation and elevated interest rates. U.S. Gross Domestic Product ("GDP") is currently forecast to grow at an annual rate in excess of 2.5 percent in the first quarter of 2025, while the personal consumption expenditures price index is currently forecast to remain slightly above the FRB's target inflation rate at March 2025. In addition, the total unemployment rate increased slightly to 4.2 percent at March 2025 as compared with 4.1 percent at December 2024. In March 2025, the FRB decided to hold short-term interest rates steady and has indicated that rate decreases in 2025 will depend on future economic conditions.
Although the U.S. economy continued to grow during the first quarter of 2025, economic uncertainty increased due to the potential impacts of new trade and other economic policies in the United States, including tariffs, which are expected to lead to a slowdown of future economic growth and increased inflation, and have led to a decline in consumer confidence during the quarter. This, along with the ongoing uncertainty associated with elevated interest rates and the effects from higher inflation, as well as the new Chinese and baseline tariffs on all U.S. imports beginning in April, together with the threat to implement additional individualized tariffs, will impact our business in future periods. Concerns over domestic and global policy issues, and geopolitical events, including the turmoil in the Middle East, as well as the implications of those events on the markets in general, further add to the global uncertainty. There is also a risk that tariff actions could lead to a recession. Interest rate levels, inflation, unemployment levels and economic growth, in combination with global economic conditions, fiscal and monetary policy, trade policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2025 and beyond.
Performance, Developments and Trends The following tables set forth selected financial metrics of HUSI for the three months ended March 31, 2025 and 2024 and at March 31, 2025 and December 31, 2024:

Three Months Ended March 31,	2025	2024
	(dollars are in millions)
Net income	$201	$225
Rate of return on average:
Total assets	.5%	.5%
Common equity	6.6	7.9
Tangible common equity(1)	6.8	8.2
Total equity	6.4	7.7
Net interest margin	1.29	1.10
Efficiency ratio	63.3	71.0
Commercial net charge-off ratio(2)	.15	—
Consumer net charge-off ratio(2)	—	—

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

Three Months Ended March 31,	2025	2024
	(in millions)
Common equity	$12,417	$11,449
Less: Goodwill	458	458
Tangible common equity	$11,959	$10,991
(2)Excludes loans held for sale.

HSBC USA Inc.

	March 31, 2025	December 31, 2024
Additional Select Ratios:
Allowance as a percent of loans(1)	1.00%	.86%
Commercial allowance as a percent of loans(1)	1.51	1.28
Consumer allowance as a percent of loans(1)	.05	.05
Loans to deposits ratio(2)	50.41	50.77
Common equity Tier 1 capital to risk-weighted assets	13.6	13.6
Tier 1 capital to risk-weighted assets	13.8	13.8
Total capital to risk-weighted assets	16.2	16.2
Tier 1 leverage ratio	8.0	8.0
Total equity to total assets	7.4	7.3

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $201 million during the three months ended March 31, 2025 compared with $225 million during the three months ended March 31, 2024. Income before income tax was $264 million during the three months ended March 31, 2025 compared with $278 million during the three months ended March 31, 2024. The decrease in income before income tax during the three months ended March 31, 2025 was due primarily to a higher provision for credit losses on our commercial loan portfolio and, to a lesser extent, lower other revenues. These decreases were partially offset by higher net interest income and lower operating expenses.
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

Three Months Ended March 31,	2025	2024
	(in millions)
Profit before tax – U.S. GAAP basis	$264	$278
Adjustments:
Expected credit losses	33	10
Renewable energy tax credit investments	2	4
Other	4	(6)
Profit before tax – Group Reporting Basis	$303	$286
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2024 Form 10-K. There have been no significant changes since December 31, 2024 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results. Differences in reported profit before tax in the table above that were individually significant for the periods presented are explained below.
During the first quarter of 2025, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses estimate ("lifetime

HSBC USA Inc.
ECL"). Primarily as a result of the different requirements, loss provisions for risk factors associated with higher risk exposures were more pronounced under U.S. GAAP.
During the first quarter of 2024, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, loss provisions associated with growth in innovation banking were more pronounced under U.S. GAAP.

Balance Sheet Review

The following table provides balance sheet totals at March 31, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	March 31, 2025	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$39,681	$2,122	5.6%
Loans, net	62,780	564	.9
Loans held for sale	594	188	46.3
Trading assets	18,670	(2,561)	(12.1)
Securities	44,160	1,425	3.3
All other assets	6,556	(28)	(.4)
	$172,441	$1,710	1.0%
Period end liabilities and equity:
Total deposits	$125,724	$2,374	1.9%
Trading liabilities	2,669	(1,238)	(31.7)
Short-term borrowings	7,564	212	2.9
Long-term debt	20,668	(49)	(.2)
Interest, taxes and other liabilities	3,020	104	3.6
Total equity	12,796	307	2.5
	$172,441	$1,710	1.0%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments increased compared with December 31, 2024 due to an increase in funds driven primarily by higher deposits and lower trading assets as discussed in detail below. These increases were partially offset by higher securities and lower trading liabilities.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at March 31, 2025, excluding loans held for sale, and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	March 31, 2025	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$6,341	$(271)	(4.1)%
Business and corporate banking(1)	26,212	786	3.1
Other commercial(2)	8,789	(224)	(2.5)
Total commercial	41,342	291	.7
Consumer loans:
Residential mortgages	21,430	395	1.9
Home equity mortgages	388	(5)	(1.3)
Credit cards	177	(18)	(9.2)
Other consumer	77	(2)	(2.5)
Total consumer	22,072	370	1.7
Total loans	63,414	661	1.1
Allowance for credit losses(3)	634	97	18.1
Loans, net	$62,780	$564	.9%

(1)In connection with changes to our business segments as discussed further in Note 13, "Business Segments," in the accompanying consolidated financial statements, during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
(2)Includes loans to HSBC affiliates which totaled $5,257 million and $5,449 million at March 31, 2025 and December 31, 2024, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans increased compared with December 31, 2024 driven by new business activity in business and corporate banking as we continued to apply a disciplined lending approach, partially offset by a decline in real estate loans and lower loans to affiliates. The increase in commercial non-affiliate loans was primarily in the consumer services, consumer durables, retailing and capital goods industries, partially offset by decreases in the diversified financials, semiconductor and real estate industries.
Consumer loans increased compared with December 31, 2024 due to growth in residential mortgages, which we continue to target towards our globally connected affluent and high net worth clients.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	March 31, 2025		December 31, 2024
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	99.4%	98.5%	99.1%	99.0%
80% < LTV < 90%	.6	1.5	.9	1.0
90% < LTV < 100%	—	—	—	—
LTV > 100%	—	—	—	—
Average LTV for portfolio	50.7	46.9	50.4	46.2

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
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at December 31, 2024 and September 30, 2024, respectively.

HSBC USA Inc.
Loans Held for Sale  The following table summarizes loans held for sale at March 31, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	March 31, 2025	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$29	$(50)	(63.3)%
Business and corporate banking(1)	563	236	72.2
Total commercial	592	186	45.8
Consumer loans:
Residential mortgages	2	2	*
Total consumer	2	2	*
Total loans held for sale	$594	$188	46.3%

*Percentage change is greater than 100 percent.
(1)In connection with changes to our business segments as discussed further in Note 13, "Business Segments," in the accompanying consolidated financial statements, during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
Commercial loans held for sale increased compared with December 31, 2024. Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $519 million and $395 million at March 31, 2025 and December 31, 2024, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $73 million and $11 million at March 31, 2025 and December 31, 2024, respectively.
Consumer loans held for sale were relatively flat compared with December 31, 2024. Residential mortgage loans held for sale comprise agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Balances will fluctuate from period to period depending on the volume and level of activity. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the accompanying consolidated statement of income.
Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on loans held for sale was nil at both March 31, 2025 and December 31, 2024.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at March 31, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	March 31, 2025	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$17,581	$(1,889)	(9.7)%
Precious metals	93	(70)	(42.9)
Derivatives, net	996	(602)	(37.7)
	$18,670	$(2,561)	(12.1)%
Trading liabilities:
Securities sold, not yet purchased	$1,680	$191	12.8%
Payables for precious metals	6	(64)	(91.4)
Derivatives, net	983	(1,365)	(58.1)
	$2,669	$(1,238)	(31.7)%

(1)See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were lower compared with December 31, 2024 due to decreases in equity and foreign sovereign positions. Trading security positions are primarily held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were higher compared with December 31, 2024 due to an increase in short U.S. Treasury positions related to economic hedges used to manage interest rate risk.
Precious metals trading assets decreased compared with December 31, 2024 driven by declines in our own gold and platinum inventory positions. Payables for precious metals also decreased compared with December 31, 2024 driven by declines in borrowing of platinum and silver inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivative contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2024 mainly from market movements which resulted in lower valuations of foreign exchange and interest rate derivatives, partially offset by higher valuations of commodity derivatives. Market movements on equity derivatives were mixed, resulting in higher asset valuations, but lower liability valuations.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were higher compared with December 31, 2024 due primarily to net purchases of U.S. Treasury and U.S. Government agency mortgage-backed securities, partially offset by sales and maturities of foreign sovereign securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets decreased modestly compared with December 31, 2024 due primarily to lower derivative balances associated with hedging activities.

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at March 31, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	March 31, 2025	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$111,120	$509	.5%
Domestic and foreign banks	12,649	2,161	20.6
U.S. government and states and political subdivisions	68	(5)	(6.8)
Foreign governments and official institutions	1,887	(291)	(13.4)
Total deposits	$125,724	$2,374	1.9%
Total deposits increased compared with December 31, 2024 due primarily to higher deposits from affiliates, partially offset by lower commercial demand deposits reflecting the impact of seasonality as clients managed their cash needs at year-end. Also contributing to the increase, to a lesser extent, were higher retail savings and demand deposits.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2024 due primarily to increases in federal funds purchased and securities sold under repurchase agreements, partially offset by a decrease in commercial paper outstanding resulting from the management of our short-term funding positions. We continue to actively manage our balance sheet to maximize returns while maintaining adequate liquidity.
Long-Term Debt  Long-term debt was relatively flat compared with December 31, 2024 as the impact of debt issuances, including $1,500 million of senior debt issued to HSBC North America during the first quarter of 2025, was more than offset by debt retirements and fair value movements on fair value option debt. Debt issuances during the three months ended March 31, 2025 totaled $2,481 million, of which nil was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $981 million of senior structured notes during the three months ended March 31, 2025. Total long-term debt outstanding under this shelf was $8,264 million and $9,590 million at March 31, 2025 and December 31, 2024, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled nil during the three months ended March 31, 2025. Total debt outstanding under this program was $1,860 million and $1,870 million at March 31, 2025 and December 31, 2024, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both March 31, 2025 and December 31, 2024.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2024 due primarily to higher derivative balances associated with hedging activities and higher outstanding settlement balances related to security purchases. These increases were partially offset by decreases in accrued incentive compensation and accrued interest payables.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2025 Compared with 2024 Increase (Decrease)
Three Months Ended March 31,	2025	Volume	Rate	2024
	(dollars are in millions)
Interest income:
Short-term investments	$434	$33	$(47)	$448
Trading securities	91	(1)	7	85
Securities	460	26	(11)	445
Commercial loans	640	27	(98)	711
Consumer loans	236	27	21	188
Other	19	4	(1)	16
Total interest income	1,880	116	(129)	1,893
Interest expense:
Deposits	934	82	(160)	1,012
Short-term borrowings	126	1	(29)	154
Long-term debt	280	34	(39)	285
Tax liabilities and other	14	1	(3)	16
Total interest expense	1,354	118	(231)	1,467
Net interest income	$526	$(2)	$102	$426

Yield on total interest earning assets	4.61%			4.88%
Cost of total interest bearing liabilities	4.07			4.75
Interest rate spread	.54			.13
Benefit from net non-interest paying funds(1)	.75			.97
Net interest margin on average earning assets	1.29%			1.10%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during the three months ended March 31, 2025 due to lower interest expense from interest bearing liabilities driven by lower rates paid, partially offset by lower interest income from interest earning assets driven by lower yields. The favorable impact of higher average balances in loans, short-term investments and securities was offset by the unfavorable impact of higher average balances in deposits and long-term debt.
Lower yields on interest earning assets and lower rates paid on interest bearing liabilities reflect the impact of lower market rates.
Short-term investments Interest income decreased during the three months ended March 31, 2025 due to lower yields, partially offset by higher average balances.
Trading securities Interest income increased during the three months ended March 31, 2025 due to higher yields reflecting a shift in mix driven by an increase in higher yielding equity positions and a decrease in lower yielding foreign sovereign positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during the three months ended March 31, 2025 due to higher average balances, partially offset by lower yields. Higher average balances were driven by increases in U.S. Treasury, U.S. Government agency mortgage-backed and foreign sovereign securities, partially offset by a decline in U.S. Government sponsored mortgage-backed securities.

HSBC USA Inc.
Commercial loans Interest income decreased during the three months ended March 31, 2025 due to lower yields on variable rate loans and newly originated loans, partially offset by higher average balances driven by higher loans to affiliates.
Consumer loans Interest income was higher during the three months ended March 31, 2025 due to higher average balances driven by growth in residential mortgages as well as higher yields on newly originated residential mortgage loans.
Other Higher interest income during the three months ended March 31, 2025 was due primarily to higher average balances in cash collateral posted.
Deposits Interest expense decreased during the three months ended March 31, 2025 due to lower rates paid, partially offset by higher average balances. Higher average balances were driven by growth in commercial demand and savings deposits, including a shift in mix to interest bearing accounts from noninterest bearing accounts, as well as higher deposits from affiliates. Higher average balances were partially offset by lower deposits from a few large private banking clients and the attrition of retail savings and demand deposits.
Short-term borrowings Interest expense was lower during the three months ended March 31, 2025 due to lower rates paid.
Long-term debt Interest expense decreased during the three months ended March 31, 2025 due to lower rates paid on variable rate borrowings and newly issued debt, partially offset by higher average balances.
Tax liabilities and other Lower interest expense during the three months ended March 31, 2025 was due to lower rates paid on securities sold, not yet repurchased.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended March 31,	2025	2024	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$66	$(10)	$76	*
Business and corporate banking(1)	46	(1)	47	*
Total commercial loans	112	(11)	123	*
Consumer loans:
Residential mortgages	—	1	(1)	(100.0)
Home equity mortgages	(1)	1	(2)	*
Credit cards	1	—	1	*
Other consumer	—	(1)	1	100.0
Total consumer loans	—	1	(1)	(100.0)
Total loans	112	(10)	122	*
Off-balance sheet credit exposures	6	12	(6)	(50.0)
Total provision for credit losses	$118	$2	$116	*

*Percentage change is greater than 100 percent.
(1)In connection with changes to our business segments as discussed further in Note 13, "Business Segments," in the accompanying consolidated financial statements, during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
Our provision for credit losses increased $116 million during the three months ended March 31, 2025 due to a higher provision for credit losses on our commercial loan portfolio, partially offset by a lower provision for credit losses on off-balance sheet credit exposures. The provision for credit losses on our consumer loan portfolio was flat.
The provision for credit losses on our commercial loan portfolio increased $123 million during the three months ended March 31, 2025 reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan, and an increase in credit reserves for risk factors associated with higher risk exposures reflecting uncertainty in the forward economic outlook. In the prior year period, the release in credit reserves was driven by improved economic forecasts and improvements in the credit condition of certain clients, partially offset by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking.

HSBC USA Inc.
The provision for credit losses on off-balance sheet credit exposures decreased $6 million during the three months ended March 31, 2025. The loss provision in the current year period resulted from downgrades reflecting weakness in the financial condition of certain clients, while the loss provision in the prior year period resulted from higher provisions associated with growth in innovation banking and downgrades reflecting weakness in the financial condition of certain clients.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2025	2024	Amount	%
	(dollars are in millions)
Credit card fees, net	$14	$15	$(1)	(6.7)%
Trust and investment management fees	41	36	5	13.9
Other fees and commissions	165	176	(11)	(6.3)
Trading revenue	193	276	(83)	(30.1)
Other securities gains, net	3	2	1	50.0
Servicing and other fees from HSBC affiliates	102	88	14	15.9
Gain (loss) on instruments designated at fair value and related derivatives	(3)	(20)	17	85.0
Other income (loss):
Valuation of loans held for sale	—	2	(2)	(100.0)
Residential mortgage banking revenue	1	1	—	—
Insurance	1	1	—	—
Miscellaneous income (loss)	(1)	(38)	37	97.4
Total other income (loss)	1	(34)	35	*
Total other revenues	$516	$539	$(23)	(4.3)%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net were relatively flat during the three months ended March 31, 2025 as higher cost estimates associated with our credit card rewards program was largely offset by increases in interchange fees and other miscellaneous fees.
Trust and investment management fees  Trust and investment management fees increased during the three months ended March 31, 2025 driven by higher average assets under management and higher discretionary fees from private banking funds.
Other fees and commissions Other fees and commissions decreased during the three months ended March 31, 2025 due primarily to lower fees from loan syndication reflecting lower business activity compared with the prior year period. See Note 11, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

HSBC USA Inc.
Trading revenue  Trading revenue is generated by participation in the foreign exchange, precious metals, rates, credit and equities markets. The following table presents trading revenue by business activity. Not included in the table below is the impact of net interest income associated with trading securities which is an integral part of trading activities' overall performance. Net interest income related to trading activities is recorded in net interest income in the consolidated statement of income. Certain derivatives, such as total return swaps, are economically hedged by holding the underlying interest bearing referenced assets. Trading revenue related to the mortgage banking business is included as a component of other income (loss). In connection with changes to our business segments as discussed further in Note 13, "Business Segments," in the accompanying consolidated financial statements, during the first quarter of 2025, we changed our presentation for the components of trading revenue to reflect management's current view. As a result, we have reclassified prior year amounts to conform to the current year presentation.

			Increase (Decrease)
Three Months Ended March 31,	2025	2024	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$74	$98	$(24)	(24.5)%
Debt Markets	14	26	(12)	(46.2)
Equities	126	123	3	2.4
Markets Treasury	(13)	7	(20)	*
Other trading	(8)	22	(30)	*
Total trading revenue	$193	$276	$(83)	(30.1)%

*Percentage change is greater than 100 percent.
Trading revenue decreased during the three months ended March 31, 2025 due to lower revenue in Other trading, Foreign Exchange, Markets Treasury and Debt Markets. Lower Other trading revenue was due primarily to unfavorable fair value adjustments on certain investments held for Community Reinvestment Act purposes and the lower performance of economic hedge positions used to manage interest rate risk. Lower revenue in Foreign Exchange was driven by emerging markets products, while lower revenue in Debt Markets was driven by lower valuation gains. The decline in Markets Treasury revenue was due to the lower performance of economic hedge positions used to manage interest rate risk.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three months ended March 31, 2025 and 2024, we sold $1,846 million and $1,075 million, respectively, of primarily U.S. Treasury securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net were relatively flat during the three months ended March 31, 2025. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates increased during the three months ended March 31, 2025 due primarily to higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc, higher custodial fees from HSBC Bank plc and higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates. These increases were partially offset by lower loan servicing fees from HSBC Markets (USA) Inc. ("HMUS").
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans held for investment, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and certain client share repurchase transactions. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives improved during the three months ended March 31, 2025 attributable to favorable movements related to the economic hedging of interest rate and other risks within our hybrid instruments and own debt, partially offset by unfavorable fair value adjustments on commercial loans held for sale driven by deterioration in the financial condition of certain clients in the current year period. See Note 9, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) improved during the three months ended March 31, 2025 due primarily to lower valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships and higher gains associated with bank owned life insurance.

HSBC USA Inc.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2025	2024	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$148	$135	$13	9.6%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) Inc. ("HTSU")	226	235	(9)	(3.8)
Fees paid to HMUS	55	56	(1)	(1.8)
Fees paid to other HSBC affiliates	123	108	15	13.9
Total support services from HSBC affiliates	404	399	5	1.3
Occupancy expense, net	12	18	(6)	(33.3)
Other expenses:
Equipment and software	34	27	7	25.9
Marketing	8	6	2	33.3
Outside services	10	12	(2)	(16.7)
Professional fees	11	13	(2)	(15.4)
FDIC assessment fees	20	57	(37)	(64.9)
Miscellaneous	13	18	(5)	(27.8)
Total other expenses	96	133	(37)	(27.8)
Total operating expenses	$660	$685	$(25)	(3.6)%
Personnel - average number	2,085	2,021
Efficiency ratio	63.3%	71.0%
Salaries and employee benefits  Salaries and employee benefits expense increased during the three months ended March 31, 2025 due primarily to higher salaries expense and other staff costs driven by the addition of personnel associated with growth initiatives in innovation banking. Also contributing to the increase, to a lesser extent, were higher severance costs.
Support services from HSBC affiliates  Support services from HSBC affiliates increased during the three months ended March 31, 2025 as lower cost allocations from our technology and support service functions were more than offset by higher cost allocations associated with global resourcing and other global support activities as well as higher costs associated with our investments in systems infrastructure and new technologies. A summary of the services received from various HSBC affiliates is included in Note 12, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net decreased during the three months ended March 31, 2025 due primarily to the non-recurrence of lease impairment costs associated with the exit of our previous U.S. headquarters as well as lower depreciation expense.
Other expenses  Other expenses decreased during the three months ended March 31, 2025 due primarily to lower deposit insurance assessment fees driven by $3 million of additional special assessment fees which were accrued during the first quarter of 2025 to reflect our updated special assessment amount compared with $36 million of additional special assessment fees which were accrued during the prior year period. Also contributing to the decrease was higher expense capitalization related to internally developed software, partially offset by higher amortization of previously capitalized software development costs.
Efficiency ratio  Our efficiency ratio improved during the three months ended March 31, 2025 due to higher net interest income and lower operating expenses, partially offset by lower other revenues as discussed in detail above.

HSBC USA Inc.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended March 31,	2025	2024
	(dollars are in millions)
Income before income tax	$264	$278
Income tax expense	63	53
Effective tax rate	23.9%	19.1%
During the three months ended March 31, 2025, income tax expense and the effective tax rate increased due primarily to the non-recurrence of an immaterial out of period adjustment to our deferred tax asset balance which decreased tax expense by $12 million during the first quarter of 2024.
Management evaluated the need for a valuation allowance against deferred tax assets at March 31, 2025 and December 31, 2024 and it was determined that a valuation allowance was not required.

Segment Results – Group Reporting Basis

We have three distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's business strategy. We previously announced as part of simplifying the HSBC Group's organizational structure that we would combine our Commercial Banking ("CMB") and Global Banking and Markets ("GBM") businesses to create a single Corporate and Institutional Banking ("CIB") business, and we would rename our Wealth and Personal Banking ("WPB") business International Wealth and Premier Banking ("IWPB"). During the first quarter of 2025, we implemented changes to our internal management reporting to report what was historically CMB and GBM, including Global Banking ("GB"), Markets and Securities Services ("MSS") and Global Banking and Markets Other ("GBM Other"), together within a newly created CIB business segment, and to rename our WPB business segment IWPB. As a result, IWPB and CIB along with a Corporate Center ("CC") are our reportable segments, and we have aligned our segment reporting to reflect these changes for all periods presented.
See Note 13, "Business Segments," in the accompanying consolidated financial statements for a table that summarizes the impact of these changes on reported profit (loss) before tax, total assets and total deposits as of and for the three months ended March 31, 2024. There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2024 Form 10-K.
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit that includes both interest rate and liquidity components. Segments are charged a cost to fund assets (e.g., customer loans) and receive a funding credit for funds provided (e.g., customer deposits) based on equivalent market rates that incorporate both repricing (interest rate risk) and tenor (liquidity) characteristics. Net funding charges associated with CIB trading activities are reported within other operating income to align with the trading revenue generated by such activities. These net funding charges are reversed back into net interest income in the CC. The objective of these charges/credits is to transfer interest rate risk to one centralized unit in Markets Treasury. Markets Treasury income statement and balance sheet results are allocated to each of the global businesses based upon tangible equity levels and levels of any surplus liabilities.
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
There have been no changes in the measurement of segment profit as compared with the presentation in our 2024 Form 10-K.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2024 Form 10-K. There have been no significant changes since December 31, 2024 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
International Wealth and Premier Banking  The following table summarizes the Group Reporting Basis results for our IWPB segment:

			Increase (Decrease)
Three Months Ended March 31,	2025	2024	Amount	%
	(dollars are in millions)
Net interest income	$186	$179	$7	3.9%
Other operating income	51	67	(16)	(23.9)
Total operating income(1)	237	246	(9)	(3.7)
Expected credit losses	2	—	2	*
Net operating income	235	246	(11)	(4.5)
Operating expenses	185	187	(2)	(1.1)
Profit before tax	$50	$59	$(9)	(15.3)%

(1)The following table summarizes the impact of key activities on the total operating income of our IWPB segment. In connection with the changes to our business segments as discussed further above, during the first quarter of 2025, we changed our presentation for the key activities of total operating income to reflect management's current view. As a result, we have reclassified prior year amounts in order to conform to the current year presentation.

			Increase (Decrease)
Three Months Ended March 31,	2025	2024	Amount	%
	(dollars are in millions)
Retail Banking	$137	$144	$(7)	(4.9)%
Wealth	80	75	5	6.7
Other(2)	20	27	(7)	(25.9)
Total operating income	$237	$246	$(9)	(3.7)%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.
Our IWPB segment reported a lower profit before tax during the three months ended March 31, 2025 due primarily to lower other operating income, partially offset by higher net interest income.
Net interest income increased during the three months ended March 31, 2025 due to higher loan balances driven by growth in residential mortgages as well as higher yields on newly originated residential mortgage loans. These increases were partially offset by the unfavorable impact of lower deposit balances driven by the attrition of savings and demand deposits.
Other operating income decreased during the three months ended March 31, 2025 due primarily to the lower performance of economic hedge positions used to manage interest rate risk and, to a lesser extent, higher losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares.
Expected credit losses were relatively flat during the three months ended March 31, 2025.
Operating expenses were relatively flat during the three months ended March 31, 2025.
Client Assets The following table provides information regarding private banking client assets during the three months ended March 31, 2025 and 2024:

Three Months Ended March 31,	2025	2024
	(in millions)
Client assets at beginning of period	$67,564	$55,754
Net new money (outflows)	(3,570)	(992)
Value change	2,799	1,040
Client assets at end of period	$66,793	$55,802

HSBC USA Inc.
Corporate and Institutional Banking  The following table summarizes the Group Reporting Basis results for our CIB segment:

			Increase (Decrease)
Three Months Ended March 31,	2025	2024	Amount	%
	(dollars are in millions)
Net interest income	$473	$436	$37	8.5%
Other operating income	323	265	58	21.9
Total operating income(1)	796	701	95	13.6
Expected credit losses	84	(7)	91	*
Net operating income	712	708	4	.6
Operating expenses	423	411	12	2.9
Profit before tax	$289	$297	$(8)	(2.7)%

(1)The following table summarizes the impact of key activities on the total operating income of our CIB segment. For purposes of the discussion below the table, total operating income is referred to as revenue. In connection with the changes to our business segments as discussed further above, during the first quarter of 2025, we changed our presentation for the key activities of total operating income to reflect management's current view. As a result, we have reclassified prior year amounts in order to conform to the current year presentation.

			Increase (Decrease)
Three Months Ended March 31,	2025	2024	Amount	%
	(dollars are in millions)
Wholesale Transaction Banking	$477	$389	$88	22.6%
Investment Banking	37	51	(14)	(27.5)
Debt and Equity Markets	49	35	14	40.0
Credit and Lending	114	92	22	23.9
Other(2)	119	134	(15)	(11.2)
Total operating income	$796	$701	$95	13.6%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, allocated Markets Treasury revenue and net interest income on capital held in the business and not assigned to products.
Our CIB segment reported a lower profit before tax during the three months ended March 31, 2025 due primarily to higher expected credit losses and, to a lesser extent, higher operating expenses. These decreases were partially offset by higher other operating income and higher net interest income.
Revenue increased during the three months ended March 31, 2025 due to higher revenue in Wholesale Transaction Banking, Credit and Lending, and Debt and Equity Markets, partially offset by lower revenue in Investment Banking and Other.
•Wholesale Transaction Banking revenue increased driven by higher net interest income from higher deposit spreads and the favorable impact of higher deposit balances as well as increased foreign exchange revenue from market volatility.
•Credit and Lending revenue increased due to improved fair value adjustments on certain credit-linked structured notes and lower valuation losses associated with credit default swap protection which largely reflects the hedging of a few clients relationships. These increases were partially offset by lower net interest income from lower loan spreads and lower loan balances.
•Debt and Equity Markets revenue increased driven by higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc, increased balance sheet deployment and improved trading spreads on equities. These increases were partially offset by unfavorable fair value adjustments on certain loans held for sale driven by deterioration in the financial condition of certain clients.
•Investment Banking revenue decreased due primarily to lower fees from loan syndication.
•Other revenue decreased driven by lower allocated Markets Treasury revenue.
Expected credit losses increased during the three months ended March 31, 2025 reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan, and a higher loss estimate for risk factors associated with higher risk exposures. In the prior year period, the release in credit loss reserves was driven by improvements in the credit condition of certain clients, partially offset by downgrades reflecting weakness in the financial condition of certain clients and a higher loss estimate for risk factors associated with higher risk industry exposures.

HSBC USA Inc.
Operating expenses increased during the three months ended March 31, 2025 due primarily to higher salaries expense and other staff costs driven by the addition of personnel associated with growth initiatives in innovation banking as well as higher cost allocations from our support service functions.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2025	2024	Amount	%
	(dollars are in millions)
Net interest expense	$(100)	$(168)	$68	40.5%
Other operating income	96	173	(77)	(44.5)
Total operating income (expense)	(4)	5	(9)	*
Expected credit losses	—	—	—	—
Net operating income (expense)	(4)	5	(9)	*
Operating expenses	32	75	(43)	(57.3)
Loss before tax	$(36)	$(70)	$34	48.6%
Our CC segment reported a lower loss before tax during the three months ended March 31, 2025 due to lower net interest expense and lower operating expenses, partially offset by lower other operating income.
Net interest expense decreased during the three months ended March 31, 2025 driven by a lower cost of funds reflecting the impact of lower market rates.
Other operating income decreased during the three months ended March 31, 2025 due primarily to lower net funding credits associated with CIB trading activities which decreased by $69 million which reflects the lower net interest expense above. Also contributing to the decrease were unfavorable fair value adjustments on certain investments held for Community Reinvestment Act purposes.
Operating expenses decreased during the three months ended March 31, 2025 due primarily to lower deposit insurance special assessment fees driven by $3 million of additional special assessment fees which were accrued during the first quarter of 2025 to reflect our updated special assessment amount compared with $36 million of additional special assessment fees which were accrued during the prior year period. Also contributing to the decrease was lower expense associated with corporate services.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2024 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2024 Form 10-K. There have been no significant revisions to our policies or methodologies during the first quarter of 2025.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	March 31, 2025	December 31, 2024
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$623	$526
Consumer loans	11	11
Total loans	634	537
Securities held-to-maturity	—	—
Other financial assets measured at amortized cost(1)	—	—
Securities available-for-sale	—	—
Total allowance for credit losses	$634	$537

Liability for off-balance sheet credit exposures	$145	$139

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at March 31, 2025 increased $97 million or 18 percent as compared with December 31, 2024 due to a higher loss estimate on our commercial loan portfolio, while our consumer allowance for credit losses was relatively flat.
Our commercial allowance for credit losses at March 31, 2025 increased $97 million or 18 percent as compared with December 31, 2024 driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan, and an increase in credit reserves for risk factors associated with higher risk exposures reflecting uncertainty in the forward economic outlook. These increases were partially offset by the charge-off of two corporate banking loans.
The liability for off-balance sheet credit exposures at March 31, 2025 increased $6 million or 4 percent as compared with December 31, 2024 resulting from downgrades reflecting weakness in the financial condition of certain clients.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	March 31, 2025		December 31, 2024
	(dollars are in millions)
Commercial:
Real estate, including construction	$210	10.0%	$144	10.5%
Business and corporate banking(1)	412	41.3	381	40.5
Other commercial	1	13.9	1	14.4
Total commercial	623	65.2	526	65.4
Consumer:
Residential mortgages	(11)	33.8	(12)	33.5
Home equity mortgages	5	.6	6	.6
Credit cards	13	.3	13	.3
Other consumer	4	.1	4	.2
Total consumer	11	34.8	11	34.6
Total	$634	100.0%	$537	100.0%

(1)In connection with changes to our business segments as discussed further in Note 13, "Business Segments," in the accompanying consolidated financial statements, during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
The following table sets forth key ratios for the allowance for credit losses on loans:

	March 31, 2025	December 31, 2024
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.73%	1.48%
Affiliates	—	—
Total commercial	1.51	1.28
Consumer:
Residential mortgages	(.05)	(.06)
Home equity mortgages	1.29	1.53
Credit cards	7.34	6.67
Other consumer	5.19	5.06
Total consumer	.05	.05
Total loans	1.00	.86
Nonperforming loans:(1)(2)
Commercial	81%	76%
Consumer	6	6
Total nonperforming loans	67	62

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three months ended March 31, 2025 and 2024.

HSBC USA Inc.
The allowance for credit losses on loans as a percentage of total loans held for investment at March 31, 2025 increased as compared with December 31, 2024 due to the increase in our commercial allowance for credit losses for the reasons discussed above.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at March 31, 2025 increased as compared with December 31, 2024 as the increase in our commercial allowance for credit losses for the reasons discussed above outpaced an increase in nonperforming loans in our commercial loan portfolio as discussed further below.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	March 31, 2025		December 31, 2024
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$72	.17%	$212	.52%
Consumer:
Residential mortgages(1)(2)	126	.59	134	.64
Home equity mortgages(1)(2)	7	1.80	4	1.02
Credit cards	3	1.69	3	1.54
Other consumer	1	1.30	1	1.27
Total consumer	137	.62	142	.65
Total	$209	.33	$354	.56

(1)At March 31, 2025 and December 31, 2024, consumer mortgage loan delinquency includes $62 million and $67 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	March 31, 2025		December 31, 2024
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$6	.13%	$9	.19%
ARM loans	80	.50	87	.56
Our two-months-and-over contractual delinquency ratio decreased 23 basis points compared with December 31, 2024 due primarily to lower dollars of delinquency in our commercial loan portfolio and, to a lesser extent, in our consumer loan portfolio.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 35 basis points compared with December 31, 2024 due to lower dollars of delinquency driven by the collections of a few corporate banking loans.
Our consumer loan two-months-and-over contractual delinquency ratio decreased 3 basis points compared with December 31, 2024 due to lower dollars of delinquency in residential mortgages driven by collections.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Three Months Ended March 31,
	2025			2024
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$—	$6,596	—%	$—	$7,093	—%
Business and corporate banking(1)	15	26,171	.37	—	26,543	—
Other commercial	—	8,866	—	—	6,444	—
Total commercial	15	41,633	.15	—	40,080	—
Consumer:
Residential mortgages	(1)	21,214	(.02)	(1)	18,561	(.02)
Home equity mortgages	—	393	—	—	384	—
Credit cards	1	181	2.21	1	188	2.13
Other consumer	—	78	—	—	89	—
Total consumer	—	21,866	—	—	19,222	—
Total	$15	$63,499	.10	$—	$59,302	—

(1)In connection with changes to our business segments as discussed further in Note 13, "Business Segments," in the accompanying consolidated financial statements, during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
Our net charge-off ratio increased 10 basis points during the three months ended March 31, 2025 due to a higher level of net charge-offs in our commercial loan portfolio driven by the deterioration of two corporate banking loans, while the level of net charge-offs in our consumer loan portfolio was flat.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	March 31, 2025		December 31, 2024
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$766	1.85%	$688	1.68%
Consumer:
Residential mortgages(2)(3)(4)	168	.78	173	.82
Home equity mortgages(2)(3)	8	2.06	6	1.53
Credit cards	2	1.13	3	1.54
Other consumer	1	1.30	1	1.27
Total consumer	179	.81	183	.84
Total	$945	1.49	$871	1.39

Other real estate owned(5)	$6		$8

(1)See Note 4, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At March 31, 2025 and December 31, 2024, total nonperforming loans include $49 million and $151 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At March 31, 2025 and December 31, 2024, nonperforming consumer mortgage loans include $102 million and $106 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes $1 million or less of commercial other real estate owned at both March 31, 2025 and December 31, 2024.
Our nonperforming loans ratio increased 10 basis points compared with December 31, 2024 due to higher nonperforming loans in our commercial loan portfolio, partially offset by lower nonperforming loans in our consumer loan portfolio.
Our commercial nonperforming loans ratio increased 17 basis points compared with December 31, 2024 due to higher nonperforming loans driven by downgrades, including the downgrade of a large commercial real estate loan, partially offset by the collections of a few corporate banking loans which were accruing loans contractually 90 days or more past due at year-end.
Our consumer nonperforming loans ratio decreased 3 basis points compared with December 31, 2024 due to lower nonperforming loans in residential mortgages driven by collections.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2024 Form 10-K.

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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	March 31, 2025		December 31, 2024
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$8,936	$9,122	$9,396	$9,034
Real estate	4,593	2,076	4,744	1,922
Commercial and professional services	2,751	6,519	2,703	6,525
Consumer services	2,205	3,729	1,843	3,731
Retailing	2,076	4,966	1,868	5,106
Consumer durables and apparel	1,869	3,342	1,508	3,521
Capital goods	1,844	6,860	1,672	6,987
Utilities	1,717	1,484	1,626	1,401
Software and services	1,603	7,055	1,511	7,988
Chemicals	1,163	4,365	1,015	4,309
Energy	947	4,248	929	4,847
Food, beverage and tobacco	858	2,497	832	2,373
Health care equipment and services	808	2,997	803	2,964
Technology hardware and equipment	723	6,264	736	6,277
Metals and mining	703	520	682	566
Semiconductors and semiconductor equipment	702	1,620	1,202	1,186
Food and staples retailing	550	1,625	624	1,587
Media and entertainment	430	868	435	883
Insurance	353	2,992	345	3,009
Pharmaceuticals, biotechnology and life science	319	4,370	307	4,254
Total commercial credit exposure in top 20 industries(1)	35,150	77,519	34,781	78,470
All other industries	935	7,325	821	7,324
Total commercial credit exposure(2)	$36,085	$84,844	$35,602	$85,794

(1)Based on utilization at March 31, 2025.
(2)Excludes commercial credit exposures with affiliates.
Our commercial real estate secured loan portfolio which totaled $3,520 million and $3,686 million at March 31, 2025 and December 31, 2024, respectively, reflects the following borrower types:

	March 31, 2025	December 31, 2024
Multifamily	38.8%	40.6%
Office	28.1	27.4
Hotels	13.1	12.5
All other types	20.0	19.5
Total	100.0%	100.0%

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at March 31, 2025 and December 31, 2024 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
March 31, 2025
New York State	20.9%	26.9%
California	15.3	48.5
North Central United States	6.4	.9
North Eastern United States, excluding New York State	4.9	7.0
Southern United States	45.4	9.5
Western United States, excluding California	7.1	7.2
Total	100.0%	100.0%
December 31, 2024
New York State	20.3%	27.3%
California	15.3	48.3
North Central United States	8.3	.9
North Eastern United States, excluding New York State	4.8	7.0
Southern United States	43.2	9.5
Western United States, excluding California	8.1	7.0
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at March 31, 2025 and December 31, 2024. Each category is not mutually exclusive and loans may appear in more than one category below.

	March 31, 2025	December 31, 2024
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$4,669	$4,650
ARM loans(1)	15,955	15,587

(1)During the remainder of 2025 and during 2026, approximately $373 million and $723 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in millions)
Closed end:
First lien	$21,430	$21,035
Second lien	13	13
Revolving(1)	375	380
Total	$21,818	$21,428

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

	March 31, 2025	December 31, 2024
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$10,509	$11,591
Less: collateral held against exposure	2,914	3,587
Net credit risk exposure	$7,595	$8,004

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
Interest Bearing Deposits with Banks totaled $28,414 million and $22,625 million at March 31, 2025 and December 31, 2024, respectively, of which $28,165 million and $22,533 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.

HSBC USA Inc.
Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $10,379 million and $14,313 million at March 31, 2025 and December 31, 2024, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $17,581 million and $19,470 million at March 31, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $44,160 million and $42,735 million at March 31, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $7,564 million and $7,352 million at March 31, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $125,724 million and $123,350 million at March 31, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $20,668 million at March 31, 2025 from $20,717 million at December 31, 2024. The following table presents the maturities of long-term debt at March 31, 2025:

(in millions)
2025	$5,413
2026	1,977
2027	3,464
2028	3,268
2029	1,327
Thereafter	5,219
Total	$20,668
The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2025 and 2024:

Three Months Ended March 31,	2025	2024
	(in millions)
Long-term debt issued	$2,481	$2,335
Long-term debt repaid	(2,329)	(1,523)
Net long-term debt issued	$152	$812
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the three months ended March 31, 2025.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At March 31, 2025, we were authorized to issue up to $15,000 million, of which $6,736 million was available. HSBC Bank USA has a Global Bank Note Program that provides for the aggregate issuance of $40,000 million of subordinated and senior notes, of which $11,968 million remained available to be issued at March 31, 2025.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At March 31, 2025, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $34,514 million.
Preferred Equity  See Note 19, "Preferred Stock," in our 2024 Form 10-K for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During the first quarter of 2025, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.

HSBC USA Inc.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Common equity Tier 1 capital to risk-weighted assets	13.6%	13.6%
Tier 1 capital to risk-weighted assets	13.8	13.8
Total capital to risk-weighted assets	16.2	16.2
Tier 1 leverage ratio(1)	8.0	8.0

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). The Basel III rule establishes minimum capital ratios and overall capital adequacy standards for banks and bank holding companies ("BHCs"). HSBC North America, HSBC USA and HSBC Bank USA each calculate their risk-based capital requirements for credit risk under the Standardized Approach in the Basel III rule. In 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Economic Growth, Regulatory Relief and Consumer Protection Act that tailor the application of the enhanced prudential standards for large BHC and foreign banking organizations (the "Tailoring Rules"). The Tailoring Rules assign each BHC and IHC with $50 billion or more in total U.S. assets into one of five classifications (Categories I through IV, and 'other firms') based on its size and four risk-based indicators. Under the Tailoring Rules, HSBC North America and HSBC Bank USA are subject to Category IV standards. For additional discussion of the Basel III rule requirements, including required minimum capital ratios, as well as further discussion of the Tailoring Rules, Category IV standards and other related regulatory developments and their expected impact see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2024 Form 10-K. We continue to review the composition of our capital structure.
Capital Planning and Stress Testing The FRB requires certain U.S. top-tier BHCs and IHCs, including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the supervisory stress tests conducted by the FRB. The stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB on the financial condition and capital adequacy of a CCAR firm over a nine quarter planning horizon. As a Category IV firm, HSBC North America is subject to supervisory stress testing on a biennial basis, and it may opt-in to such testing in an "off year" in order to recalibrate its stress capital buffer based on its most recent supervisory stress test. The FRB continues to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. For further discussion of capital planning and stress testing, including detail regarding the FRB's supervisory assessment as part of the CCAR process, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2024 Form 10-K.
HSBC North America submitted its 2025 CCAR capital plan in April 2025. As discussed above, HSBC North America is subject to supervisory stress testing on a biennial basis and, therefore, will not participate in the FRB's 2025 supervisory stress test. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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

HSBC USA Inc.
2025 Funding Strategy  Our current estimate for funding needs and sources for 2025 are summarized in the following table:

	Actual January 1 through March 31, 2025	Estimated April 1 through December 31, 2025	Estimated Full Year 2025
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$1	$1	$2
Net change in short-term investments and securities	4	(7)	(3)
Net change in trading and other assets	(3)	—	(3)
Total funding needs	$2	$(6)	$(4)
Increase (decrease) in funding sources:
Net change in deposits	$2	$(3)	$(1)
Net change in trading and other short-term liabilities	—	(3)	(3)
Net change in long-term debt	—	—	—
Total funding sources	$2	$(6)	$(4)
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
HSBC Bank USA is subject to significant restrictions imposed by federal law on extensions of credit to, and certain other 'covered transactions' with HSBC USA and other affiliates. For further discussion, see Part I, "Regulation and Competition - Affiliate Transaction Restrictions," in our 2024 Form 10-K.
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At March 31, 2025 and December 31, 2024, we had commitments to extend credit totaling $92.1 billion and $93.8 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at March 31, 2025 and December 31, 2024, see Note 16, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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
In addition, we had commitments to purchase securities under agreements to resell on a forward starting basis totaling nil at both March 31, 2025 and December 31, 2024. These contracts typically expire in less than one month and are secured by collateral primarily from U.S. Treasury securities.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2025 and December 31, 2024, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant

HSBC USA Inc.
unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(dollars are in millions)
Level 3 assets(1)(2)	$655	$666
Total assets measured at fair value(1)(3)	57,439	65,724
Level 3 liabilities(1)	2,371	2,550
Total liabilities measured at fair value(1)	25,526	32,544
Level 3 assets as a percent of total assets measured at fair value	1.1%	1.0%
Level 3 liabilities as a percent of total liabilities measured at fair value	9.3%	7.8%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $212 million of recurring Level 3 assets and $443 million of non-recurring Level 3 assets at March 31, 2025. Includes $316 million of recurring Level 3 assets and $350 million of non-recurring Level 3 assets at December 31, 2024.
(3)Includes $56,869 million of assets measured on a recurring basis and $570 million of assets measured on a non-recurring basis at March 31, 2025. Includes $65,274 million of assets measured on a recurring basis and $450 million of assets measured on a non-recurring basis at December 31, 2024.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2025 and 2024 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $15 million or a decrease of the overall fair value measurement of approximately $33 million at March 31, 2025. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes and swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
In the course of our regular risk management activities, we use models to help quantify the risk we are taking. We believe that the assumptions used in these models are reasonable and within the parameters for which the models have been built and calibrated to operate, but events may unfold differently than what is assumed in the models. Adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure appropriate results. Models are also monitored to confirm they are performing as intended.
See "Risk Management" in MD&A in our 2024 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. There have been no material changes to our approach to risk management since December 31, 2024.
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first quarter of 2025, economic uncertainty increased due to the potential impacts of new trade and other economic policies in the United States, including tariffs, along with the ongoing uncertainty associated with elevated interest rates and the effects from higher inflation. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2024 Form 10-K for a more complete discussion of our approach to credit risk.
Treasury Risk Management We continuously monitor our capital ratios and the impact of market events on our liquidity positions and will continue to adapt our frameworks as necessary to reflect market events and the evolving regulatory landscape and view as to best practices. See "Risk Management" in MD&A in our 2024 Form 10-K for a more complete discussion of our approach to treasury risk.
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
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the

HSBC USA Inc.
next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators on a daily basis. During the three months ended March 31, 2025, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both March 31, 2025 and December 31, 2024, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of stable funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both March 31, 2025 and December 31, 2024. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of stable funding for assets and off-balance sheet exposures.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at March 31, 2025:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At March 31, 2025, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
See "Liquidity and Capital Resources" in this MD&A for further discussion of our liquidity position, including additional information regarding our outstanding borrowings, the remaining availability of our debt issuance programs and our funding strategy.
Interest rate risk Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. See "Risk Management" in MD&A in our 2024 Form 10-K for a more complete discussion of our approach to interest rate risk.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both March 31, 2025 and December 31, 2024, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.

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

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected banking book net interest income (reflects projected rate movements on April 1, 2025 and January 1, 2025, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(48)	(2)%	$(56)	(2)%
Resulting from a gradual 100 basis point decrease in the yield curve	48	2	43	2
Other significant scenarios monitored (reflects projected rate movements on April 1, 2025 and January 1, 2025, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(54)	(2)	(111)	(4)
Resulting from an immediate 100 basis point decrease in the yield curve	40	2	94	4
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
The following table summarizes our non-trading VaR for the three months ended March 31, 2025 and at December 31, 2024:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(1)
	(in millions)
At March 31, 2025	$143	$168	$(125)	$186

Three Months Ended March 31, 2025
Average	163	150	(115)	198
Maximum	199	171		224
Minimum	142	126		185

At December 31, 2024	$202	$161	$(137)	$226

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
We apply similar risk management policies and measurement techniques to both trading and non-trading portfolios. Our objective is to manage and control market risk exposures to optimize return on risk while maintaining a market profile consistent with our established risk appetite. See "Risk Management" in MD&A in our 2024 Form 10-K for a more complete discussion of our approach to market risk.

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
Trading VaR Trading VaR is generated principally from trading activities within the CIB business segment. These primarily include positions in various products across rates, foreign exchange and credit asset classes.
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the three months ended March 31, 2025 and at December 31, 2024:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At March 31, 2025	$1	$2	$2	$(2)	$3

Three Months Ended March 31, 2025
Average	1	2	2	(2)	3
Maximum	1	4	3		5
Minimum	1	1	1		2

At December 31, 2024	$1	$1	$1	$(1)	$2

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
During the first quarter of 2025, we experienced no loss back-testing exceptions.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2025 and 2024 included fees of $7 million and $6 million, respectively.

Three Months Ended March 31,	2025			2024
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$31,140	$313	4.08%	$30,112	$321	4.29%
Federal funds sold and securities purchased under resale agreements(1)	7,242	121	6.78	5,502	127	9.28
Trading securities	18,447	91	2.00	18,688	85	1.83
Securities	42,991	460	4.34	40,553	445	4.41
Loans:
Commercial	42,034	640	6.17	40,421	711	7.07
Consumer:
Residential mortgages	21,215	225	4.30	18,562	174	3.77
Home equity mortgages	393	6	6.19	384	7	7.33
Credit cards	181	4	8.96	188	5	10.70
Other consumer	78	1	5.20	89	2	9.04
Total consumer	21,867	236	4.38	19,223	188	3.93
Total loans	63,901	876	5.56	59,644	899	6.06
Other	1,808	19	4.26	1,456	16	4.42
Total interest earning assets	$165,529	$1,880	4.61%	$155,955	$1,893	4.88%
Allowance for credit losses	(550)			(584)
Cash and due from banks	656			767
Other assets	8,030			9,158
Total assets	$173,665			$165,296
Liabilities and Equity:
Domestic deposits:
Savings deposits	$44,669	$280	2.54%	$43,889	$329	3.01%
Time deposits	21,657	281	5.26	21,316	311	5.87
Other interest bearing deposits	32,547	320	3.99	26,275	317	4.85
Foreign deposits	6,501	53	3.31	5,609	55	3.94
Total interest bearing deposits	105,374	934	3.59	97,089	1,012	4.19
Short-term borrowings:
Securities sold under repurchase agreements(1)	1,382	53	15.55	721	59	32.91
Commercial paper	5,494	71	5.24	5,540	84	6.10
Other short-term borrowings	419	2	1.94	1,009	11	4.38
Total short-term borrowings	7,295	126	7.00	7,270	154	8.52
Long-term debt	20,929	280	5.43	18,561	285	6.18
Total interest bearing debt	133,598	1,340	4.07	122,920	1,451	4.75
Tax liabilities and other	1,426	14	3.98	1,342	16	4.80
Total interest bearing liabilities	$135,024	$1,354	4.07%	$124,262	$1,467	4.75%
Net interest income/Interest rate spread		$526	.54%		$426	.13%
Noninterest bearing deposits	20,346			22,956
Other liabilities	5,613			6,365
Total equity	12,682			11,713
Total liabilities and equity	$173,665			$165,296
Net interest margin on average earning assets			1.29%			1.10%

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
To comply with this requirement, HSBC has requested relevant information from its affiliates globally. The following activities conducted by HUSI and our affiliates during the period covered by this Form 10-Q are disclosed in response to Section 13(r) and are not material to the business of HUSI or the HSBC Group:
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
There was no measurable gross revenue in the first quarter of 2025 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the first quarter of 2025, and approximately 14 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts local currency contributions from the Iranian bank each

HSBC USA Inc.
month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. During the first quarter of 2025, the HSBC Group transferred funds from the Iranian bank's pension account to a personal pension account under the name of a former employee. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the first quarter of 2025, was approximately $570.
For the Iranian bank related-activity discussed above, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure.
The HSBC Group currently intends to continue to wind down the above activities, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224
The HSBC Group has individual and corporate customers in the Middle East that, during the first quarter of 2025, made local currency check payments for the rental of property to a corporate entity designated under Executive Order 13224. The HSBC Group processed these checks on behalf of its customers.
The HSBC Group has an individual customer in the Middle East that was designated under Executive Order 13224 in the third quarter of 2021. The customer's accounts were restricted at the time of designation and the relationship is being exited. During the first quarter of 2025, the HSBC Group processed two local currency domestic payments from the individual's account in connection with winding down the relationship.
The HSBC Group had an individual customer in Latin America that was designated under Executive Order 13224 in the first quarter of 2025. Shortly following the designation and before the account was restricted, the HSBC Group processed three small local currency domestic payments for its customer.
During the first quarter of 2025, pursuant to an Office of Foreign Assets Control general license, HUSI processed two low value U.S. dollar payments to the account of a non-designated non-governmental organization held at a financial institution designated under Executive Order 13224.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2025.
Other activity
The HSBC Group has a non-Iranian insurance company customer in the Middle East that, during the first quarter of 2025, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has a corporate customer in the Middle East that received a local currency check from a hospital located outside Iran that is owned by the Government of Iran during the first quarter of 2025. The HSBC Group processed the check from the hospital to its customer.
The HSBC Group has an individual customer in the Middle East that received a local currency check from an insurance company that is owned by the Government of Iran during the first quarter of 2025. The HSBC Group processed the check from the insurance company to its customer.
The HSBC Group has individual and corporate customers in Europe that, during the first quarter of 2025, made local currency domestic payments to, or received such payments from, an Iranian embassy. Generally, these customers appear to receive consular or other services provided by the embassy or provide goods and services that support the conduct of the official business of the embassy. The HSBC Group processed these payments between its customers and the Iranian embassy.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2025.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during the first quarter of 2025. There was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2025 relating to these frozen accounts.

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 24, 2025 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed April 25, 2025).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three months ended March 31, 2025 and 2024, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) the Consolidated Balance Sheet at March 31, 2025 and December 31, 2024, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2025 and 2024, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 29, 2025

HSBC USA INC.

By:	/s/ ANDREW FULLAM
Andrew Fullam
Chief Financial Officer