Form 10-Q
period 2025-06-30
HSBC USA INC /MD/
filed 2025-07-30
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of July 25, 2025, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Interest income:
Loans	$892	$933	$1,768	$1,832
Securities	506	462	966	907
Trading securities	87	89	178	174
Short-term investments	408	410	842	858
Other	15	23	34	39
Total interest income	1,908	1,917	3,788	3,810
Interest expense:
Deposits	916	1,037	1,850	2,049
Short-term borrowings	139	156	265	310
Long-term debt	314	298	594	583
Other	16	14	30	30
Total interest expense	1,385	1,505	2,739	2,972
Net interest income	523	412	1,049	838
Provision for credit losses	42	47	160	49
Net interest income after provision for credit losses	481	365	889	789
Other revenues:
Credit card fees, net	17	13	31	28
Trust and investment management fees	41	34	82	70
Other fees and commissions	162	170	327	346
Trading revenue	191	233	384	509
Other securities gains, net	6	8	9	10
Servicing and other fees from HSBC affiliates	98	93	200	181
Gain (loss) on instruments designated at fair value and related derivatives	(1)	(10)	(4)	(30)
Other income (loss)	4	(4)	5	(38)
Total other revenues	518	537	1,034	1,076
Operating expenses:
Salaries and employee benefits	161	143	309	278
Support services from HSBC affiliates	456	419	860	818
Occupancy expense, net	12	23	24	41
Other expenses	67	99	163	232
Total operating expenses	696	684	1,356	1,369
Income before income tax	303	218	567	496
Income tax expense	55	49	118	102
Net income	$248	$169	$449	$394

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income	$248	$169	$449	$394
Net change in unrealized gains (losses), net of tax:
Investment securities	20	(83)	209	(190)
Fair value option liabilities attributable to our own credit spread	(7)	(4)	(4)	(41)
Derivatives designated as cash flow hedges	(37)	28	(116)	64
Total other comprehensive income (loss)	(24)	(59)	89	(167)
Comprehensive income	$224	$110	$538	$227

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2025	December 31, 2024
	(in millions)
Assets(1)
Cash and due from banks	$792	$621
Interest bearing deposits with banks	28,164	22,625
Federal funds sold and securities purchased under agreements to resell	8,125	14,313
Trading assets (includes $3.9 billion and $3.6 billion pledged to creditors at June 30, 2025 and December 31, 2024, respectively)	20,905	21,231
Securities available-for-sale (includes amortized cost of $31.0 billion and $27.2 billion at June 30, 2025 and December 31, 2024, respectively, an allowance for credit losses of nil at both June 30, 2025 and December 31, 2024, and $1.9 billion and $0.6 billion pledged to creditors at June 30, 2025 and December 31, 2024, respectively)	29,039	24,937
Securities held-to-maturity, net of allowance for credit losses of nil at both June 30, 2025 and December 31, 2024 (fair value of $18.1 billion and $17.0 billion at June 30, 2025 and December 31, 2024, respectively)	18,547	17,798
Loans (includes $9 million and $11 million designated under fair value option at June 30, 2025 and December 31, 2024, respectively)	64,199	62,753
Less – allowance for credit losses	614	537
Loans, net	63,585	62,216
Loans held for sale (includes $419 million and $395 million designated under fair value option at June 30, 2025 and December 31, 2024, respectively)	544	406
Properties and equipment, net	66	73
Goodwill	458	458
Other assets, net of allowance for credit losses of nil at both June 30, 2025 and December 31, 2024 (includes $117 million and $16 million designated under fair value option at June 30, 2025 and December 31, 2024, respectively)	6,142	6,053
Total assets	$176,367	$170,731
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$18,249	$21,251
Interest bearing (includes $5.0 billion and $4.0 billion designated under fair value option at June 30, 2025 and December 31, 2024, respectively)	98,961	96,656
Foreign deposits - interest bearing	8,971	5,443
Total deposits	126,181	123,350
Short-term borrowings	8,005	7,352
Long-term debt (includes $8.2 billion and $7.9 billion designated under fair value option at June 30, 2025 and December 31, 2024, respectively)	24,162	20,717
Total debt	158,348	151,419
Trading liabilities	2,942	3,907
Interest, taxes and other liabilities (includes $117 million and $16 million designated under fair value option at June 30, 2025 and December 31, 2024, respectively)	3,067	2,916
Total liabilities	164,357	158,242
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding at both June 30, 2025 and December 31, 2024)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both June 30, 2025 and December 31, 2024)	—	—
Additional paid-in capital	12,718	12,727
Retained earnings	710	1,269
Accumulated other comprehensive loss	(1,683)	(1,772)
Total common equity	11,745	12,224
Total equity	12,010	12,489
Total liabilities and equity	$176,367	$170,731

HSBC USA Inc.
(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at June 30, 2025 and December 31, 2024. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 15, "Variable Interest Entities," for additional information.

	June 30, 2025	December 31, 2024
	(in millions)
Assets
Other assets	$7	$11
Total assets	$7	$11
Liabilities
Interest, taxes and other liabilities	$15	$4
Total liabilities	$15	$4

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30,	2025	2024
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,720	12,740
Employee benefit plans	(2)	(4)
Balance at end of period	12,718	12,736
Retained earnings
Balance at beginning of period	1,470	785
Net income	248	169
Cash dividends declared on preferred stock	(8)	(8)
Cash dividends declared on common stock	(1,000)	—
Balance at end of period	710	946
Accumulated other comprehensive loss
Balance at beginning of period	(1,659)	(2,034)
Other comprehensive income (loss), net of tax	(24)	(59)
Balance at end of period	(1,683)	(2,093)
Total common equity	11,745	11,589
Total equity	$12,010	$11,854

Six Months Ended June 30,	2025	2024
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,727	12,740
Employee benefit plans	(9)	(4)
Balance at end of period	12,718	12,736
Retained earnings
Balance at beginning of period	1,269	560
Net income	449	394
Cash dividends declared on preferred stock	(8)	(8)
Cash dividends declared on common stock	(1,000)	—
Balance at end of period	710	946
Accumulated other comprehensive loss
Balance at beginning of period	(1,772)	(1,926)
Other comprehensive income (loss), net of tax	89	(167)
Balance at end of period	(1,683)	(2,093)
Total common equity	11,745	11,589
Total equity	$12,010	$11,854

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2025	2024
	(in millions)
Cash flows from operating activities
Net income	$449	$394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(31)	(29)
Provision for credit losses	160	49
Net realized gains on securities available-for-sale	(9)	(10)
Net change in other assets and liabilities	(296)	115
Net change in loans held for sale:
Originations and purchases of loans held for sale	(410)	(145)
Sales and collections of loans held for sale	377	102
Net change in trading assets and liabilities	(689)	118
Lower of amortized cost or fair value adjustments on loans held for sale	—	(2)
Loss on instruments designated at fair value and related derivatives	4	30
Net cash provided by (used in) operating activities	(445)	622
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	6,188	12,560
Securities available-for-sale:
Purchases of securities available-for-sale	(8,325)	(5,592)
Proceeds from sales of securities available-for-sale	2,723	2,035
Proceeds from paydowns and maturities of securities available-for-sale	2,303	1,820
Securities held-to-maturity:
Purchases of securities held-to-maturity	(1,534)	(606)
Proceeds from paydowns and maturities of securities held-to-maturity	814	576
Change in loans:
Originations, net of collections	(2,093)	(3,199)
Loans sold to third parties	518	1,490
Net cash provided by (used for) sales (acquisitions) of properties and equipment	1	(1)
Other, net	(72)	(66)
Net cash provided by investing activities	523	9,017
Cash flows from financing activities
Net change in deposits	2,752	(1,939)
Debt:
Net change in short-term borrowings	706	(2,216)
Issuance of long-term debt	8,183	3,466
Repayment of long-term debt	(4,992)	(4,412)
Other decreases in capital surplus	(9)	(4)
Dividends paid	(1,008)	(8)
Net cash provided by (used in) financing activities	5,632	(5,113)
Net change in cash and due from banks and interest bearing deposits with banks	5,710	4,526
Cash and due from banks and interest bearing deposits with banks at beginning of period	23,246	25,719
Cash and due from banks and interest bearing deposits with banks at end of period	$28,956	$30,245

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Fee Income from Contracts with Customers	43
2	Trading Assets and Liabilities	10	12	Related Party Transactions	44
3	Securities	11	13	Business Segments	46
4	Loans	15	14	Retained Earnings and Regulatory Capital Requirements	50
5	Allowance for Credit Losses	28	15	Variable Interest Entities	51
6	Loans Held for Sale	31	16	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	53
7	Goodwill	32	17	Fair Value Measurements	58
8	Derivative Financial Instruments	32	18	Litigation and Regulatory Matters	74
9	Fair Value Option	38	19	New Accounting Pronouncements	75
10	Accumulated Other Comprehensive Loss	41

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

HSBC USA Inc.
2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Trading assets:
U.S. Treasury	$3,945	$3,676
U.S. Government agency issued or guaranteed	1	1
U.S. Government sponsored enterprises	1,218	1,166
Foreign bonds	936	783
Equity securities	12,402	13,844
Precious metals	473	163
Derivatives, net	1,930	1,598
Total trading assets	$20,905	$21,231
Trading liabilities:
Securities sold, not yet purchased	$1,462	$1,489
Payables for precious metals	—	70
Derivatives, net	1,480	2,348
Total trading liabilities	$2,942	$3,907
At June 30, 2025 and December 31, 2024, the fair value of derivatives included in trading assets is net of $1,463 million and $2,813 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2025 and December 31, 2024, the fair value of derivatives included in trading liabilities is net of $2,057 million and $1,291 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 8, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $34 million and $76 million during the three and six months ended June 30, 2025, respectively, compared with $45 million and $87 million during the three and six months ended June 30, 2024, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2025	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,287	$—	$25	$(216)	$13,096
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,140	—	—	(634)	2,506
Collateralized mortgage obligations	1,276	—	—	(273)	1,003
Direct agency obligations	553	—	1	(6)	548
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,047	—	—	(437)	4,610
Collateralized mortgage obligations	3,386	—	—	(460)	2,926
Direct agency obligations	140	—	3	—	143
Asset-backed securities collateralized by:
Home equity mortgages	10	—	—	(1)	9
Corporate loans	129	—	—	—	129
Other	92	—	—	(9)	83
Foreign debt securities(1)	3,986	—	1	(1)	3,986
Total available-for-sale securities	$31,046	$—	$30	$(2,037)	$29,039
Securities held-to-maturity:
U.S. Treasury	$2,826	$—	$1	$(17)	$2,810
U.S. Government sponsored enterprises:
Mortgage-backed securities	893	—	—	(53)	840
Collateralized mortgage obligations	221	—	3	(9)	215
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	13,204	—	45	(280)	12,969
Collateralized mortgage obligations	1,401	—	—	(118)	1,283
Obligations of U.S. states and political subdivisions	2	—	—	—	2
Total held-to-maturity securities	$18,547	$—	$49	$(477)	$18,119

HSBC USA Inc.

December 31, 2024	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$10,250	$—	$7	$(205)	$10,052
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,242	—	—	(691)	2,551
Collateralized mortgage obligations	1,324	—	—	(309)	1,015
Direct agency obligations	730	—	1	(8)	723
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,286	—	—	(543)	4,743
Collateralized mortgage obligations	2,602	—	—	(528)	2,074
Direct agency obligations	156	—	5	—	161
Asset-backed securities collateralized by:
Home equity mortgages	11	—	—	(1)	10
Other	98	—	—	(11)	87
Foreign debt securities(1)	3,522	—	1	(2)	3,521
Total available-for-sale securities	$27,221	$—	$14	$(2,298)	$24,937
Securities held-to-maturity:
U.S. Treasury	$2,807	$—	$—	$(86)	$2,721
U.S. Government sponsored enterprises:
Mortgage-backed securities	920	—	—	(77)	843
Collateralized mortgage obligations	245	—	2	(13)	234
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	12,313	—	6	(449)	11,870
Collateralized mortgage obligations	1,511	—	—	(152)	1,359
Obligations of U.S. states and political subdivisions	2	—	—	—	2
Total held-to-maturity securities	$17,798	$—	$8	$(777)	$17,029

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
At both June 30, 2025 and December 31, 2024, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at June 30, 2025 and December 31, 2024 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At June 30, 2025
U.S. Treasury	8	$(5)	$2,741	49	$(211)	$6,946
U.S. Government sponsored enterprises	1	—	—	134	(913)	3,693
U.S. Government agency issued or guaranteed	6	(18)	943	136	(879)	6,121
Asset-backed securities	2	—	129	6	(10)	92
Foreign debt securities	20	(1)	2,261	2	—	148
Securities available-for-sale	37	$(24)	$6,074	327	$(2,013)	$17,000
At December 31, 2024
U.S. Treasury	14	$(15)	$3,402	38	$(190)	$4,055
U.S. Government sponsored enterprises	—	—	—	137	(1,008)	3,871
U.S. Government agency issued or guaranteed	4	(28)	526	137	(1,043)	6,311
Asset-backed securities	—	—	—	6	(12)	97
Foreign debt securities	22	(2)	2,534	1	—	50
Securities available-for-sale	40	$(45)	$6,462	319	$(2,253)	$14,384
Gross unrealized losses decreased as compared with December 31, 2024 due primarily to decreasing yields on U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At June 30, 2025, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("lifetime ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both June 30, 2025 and December 31, 2024, the allowance for credit losses on securities held-to-maturity was nil.
At both June 30, 2025 and December 31, 2024, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At both June 30, 2025 and December 31, 2024, all of our securities held-to-maturity were investment grade.

HSBC USA Inc.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Gross realized gains	$7	$12	$10	$14
Gross realized losses	(1)	(4)	(1)	(4)
Net realized gains	$6	$8	$9	$10
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2025 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at June 30, 2025, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2025.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$868	1.24%	$7,404	3.68%	$2,622	4.15%	$2,393	2.96%
U.S. Government sponsored enterprises	48	1.65	506	1.82	1	3.79	4,414	1.91
U.S. Government agency issued or guaranteed	—	—	—	—	2	3.93	8,571	3.23
Asset-backed securities	—	—	45	4.41	47	3.88	139	5.45
Foreign debt securities	2,006	1.38	1,614	4.27	366	4.24	—	—
Total amortized cost	$2,922	1.34%	$9,569	3.68%	$3,038	4.16%	$15,517	2.83%
Total fair value	$2,917		$9,542		$3,030		$13,550
Held-to-maturity:
U.S. Treasury	$—	—%	$2,460	3.65%	$366	3.73%	$—	—%
U.S. Government sponsored enterprises	—	—	209	2.82	577	3.71	328	2.89
U.S. Government agency issued or guaranteed	—	—	—	—	10	5.65	14,595	4.69
Obligations of U.S. states and political subdivisions	—	—	2	3.80	—	—	—	—
Total amortized cost	$—	—%	$2,671	3.59%	$953	3.74%	$14,923	4.65%
Total fair value	$—		$2,656		$918		$14,545

HSBC USA Inc.
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Equity securities carried at fair value	$250	$250
Equity securities without readily determinable fair values	16	15
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the six months ended June 30, 2025 and 2024, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $4 million in both periods as a component of other income (loss) in the consolidated statement of income.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $438 million, respectively, at both June 30, 2025 and December 31, 2024. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

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
Loans consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Commercial loans:
Real estate, including construction	$6,346	$6,612
Business and corporate banking	26,750	25,426
Other commercial:
Affiliates(1)	5,494	5,449
Other	3,114	3,564
Total other commercial	8,608	9,013
Total commercial	41,704	41,051
Consumer loans:
Residential mortgages	21,846	21,035
Home equity mortgages	399	393
Credit cards	177	195
Other consumer(2)	73	79
Total consumer	22,495	21,702
Total loans	$64,199	$62,753

(1)See Note 12, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
(2)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $9 million and $11 million at June 30, 2025 and December 31, 2024, respectively. See Note 9, "Fair Value Option," for further details.
Net deferred origination costs totaled $24 million and $32 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, we had a net unamortized discount on our loans of $9 million and $10 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at June 30, 2025 and December 31, 2024. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At June 30, 2025
Commercial loans:
Real estate, including construction	$—	$18	$18	$6,328	$6,346
Business and corporate banking	74	71	145	26,605	26,750
Other commercial	88	—	88	8,520	8,608
Total commercial	162	89	251	41,453	41,704
Consumer loans:
Residential mortgages	197	111	308	21,538	21,846
Home equity mortgages	3	5	8	391	399
Credit cards	2	2	4	173	177
Other consumer	2	1	3	70	73
Total consumer	204	119	323	22,172	22,495
Total loans	$366	$208	$574	$63,625	$64,199
At December 31, 2024
Commercial loans:
Real estate, including construction	$4	$19	$23	$6,589	$6,612
Business and corporate banking	63	182	245	25,181	25,426
Other commercial	31	—	31	8,982	9,013
Total commercial	98	201	299	40,752	41,051
Consumer loans:
Residential mortgages	174	105	279	20,756	21,035
Home equity mortgages	2	4	6	387	393
Credit cards	2	2	4	191	195
Other consumer	2	1	3	76	79
Total consumer	180	112	292	21,410	21,702
Total loans	$278	$313	$591	$62,162	$62,753

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At June 30, 2025
Commercial loans:
Real estate, including construction	$351	$—	$1
Business and corporate banking	385	45	30
Total commercial	736	45	31
Consumer loans:
Residential mortgages(1)(2)(3)	202	—	76
Home equity mortgages(1)(2)	10	—	6
Credit cards	—	2	—
Other consumer	—	1	—
Total consumer	212	3	82
Total nonperforming loans	$948	$48	$113
At December 31, 2024
Commercial loans:
Real estate, including construction	$261	$—	$21
Business and corporate banking	280	147	33
Total commercial	541	147	54
Consumer loans:
Residential mortgages(1)(2)(3)	173	—	80
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	3	—
Other consumer	—	1	—
Total consumer	179	4	85
Total nonperforming loans	$720	$151	$139

(1)At June 30, 2025 and December 31, 2024, nonaccrual consumer mortgage loans include $103 million and $106 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled $1 million and $3 million during the three and six months ended June 30, 2025, respectively, compared with $8 million during both the three and six months ended June 30, 2024.

HSBC USA Inc.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At June 30, 2025 and December 31, 2024, we had collateral-dependent residential mortgage loans totaling $268 million and $282 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At June 30, 2025 and December 31, 2024, we had collateral-dependent commercial loans totaling $746 million and $524 million, respectively.
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
The following table presents information about loan payment modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024 by type of modification, including the period-end carrying value and as a percentage of total loans.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended June 30, 2025
Commercial loans:
Business and corporate banking	$23	$—	$103	$3	$129	.5%
Total commercial	23	—	103	3	129	.3
Consumer loans:
Residential mortgages(2)	—	—	36	2	38	.2
Total consumer	—	—	36	2	38	.2
Total	$23	$—	$139	$5	$167	.3

HSBC USA Inc.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended June 30, 2024
Commercial loans:
Real estate, including construction	$—	$—	$—	$161	$161	2.4%
Business and corporate banking	—	—	54	7	61	.2
Total commercial	—	—	54	168	222	.5
Consumer loans:
Residential mortgages(2)	—	—	—	1	1	.0
Total consumer	—	—	—	1	1	.0
Total	$—	$—	$54	$169	$223	.4

Six Months Ended June 30, 2025
Commercial loans:
Business and corporate banking	$23	$—	$113	$3	$139	.5%
Total commercial	23	—	113	3	139	.3
Consumer loans:
Residential mortgages(2)	—	—	36	2	38	.2
Total consumer	—	—	36	2	38	.2
Total	$23	$—	$149	$5	$177	.3

Six Months Ended June 30, 2024
Commercial loans:
Real estate, including construction	$—	$—	$—	$161	$161	2.4%
Business and corporate banking	—	—	113	7	120	.4
Total commercial	—	—	113	168	281	.7
Consumer loans:
Residential mortgages(2)	—	—	—	1	1	.0
Total consumer	—	—	—	1	1	.0
Total	$—	$—	$113	$169	$282	.5

(1)Represents loans with more than one type of payment modification during the period.
(2)During the three and six months ended June 30, 2025, the carrying value of consumer mortgage loans with a payment modification primarily includes loans where the borrowers were provided with payment deferrals as a result of the recent California wildfires. During the three and six months ended June 30, 2024, the carrying value of consumer mortgage loans with a payment modification includes loans that were recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
At June 30, 2025 and December 31, 2024, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the respective year-to-date periods totaled $77 million and $25 million, respectively.

HSBC USA Inc.
The following table summarizes the financial effect of loan payment modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024 by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Three Months Ended June 30, 2025
Commercial loans:
Business and corporate banking	.2%	$—	1.0
Consumer loans:
Residential mortgages	1.0	—	0.7

Three Months Ended June 30, 2024
Commercial loans:
Real estate, including construction	5.6%	$—	4.0
Business and corporate banking	.3	—	1.7
Consumer loans:
Residential mortgages	.5	—	0.6

Six Months Ended June 30, 2025
Commercial loans:
Business and corporate banking	.2%	$—	1.0
Consumer loans:
Residential mortgages	1.0	—	0.7

Six Months Ended June 30, 2024
Commercial loans:
Real estate, including construction	5.6%	$—	4.0
Business and corporate banking	.3	—	1.7
Consumer loans:
Residential mortgages	.5	—	0.6
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

HSBC USA Inc.
The following table presents loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent during the three and six months ended June 30, 2025 and 2024 by type of modification:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total
	(in millions)
Six Months Ended June 30, 2025
Consumer loans:
Residential mortgages	$—	$—	$1	$—	$1
Total consumer	$—	$—	$1	$—	$1

Six Months Ended June 30, 2024
Commercial loans:
Business and corporate banking	$—	$—	$1	$—	$1
Total commercial	$—	$—	$1	$—	$1

(1)Represents loans with more than one type of payment modification during the period.
The following table presents the past due status of loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months at June 30, 2025 and December 31, 2024:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At June 30, 2025
Commercial loans:
Real estate, including construction	$—	$—	$235	$235
Business and corporate banking	—	27	263	290
Total commercial	—	27	498	525
Consumer loans:
Residential mortgages	3	—	39	42
Total consumer	3	—	39	42
Total	$3	$27	$537	$567
At December 31, 2024
Commercial loans:
Real estate, including construction	$—	$—	$232	$232
Business and corporate banking	—	29	177	206
Total commercial	—	29	409	438
Consumer loans:
Residential mortgages	1	—	4	5
Total consumer	1	—	4	5
Total	$1	$29	$413	$443

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination as of June 30, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2025
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$—	$42	$—	$113	$—	$2	$157
Substandard	1	—	—	54	—	308	3	—	366
Doubtful	—	—	—	—	31	300	18	—	349
Total real estate, including construction	1	—	—	96	31	721	21	2	872
Business and corporate banking:
Special mention	135	144	120	128	45	232	179	10	993
Substandard	112	301	79	44	27	238	319	13	1,133
Doubtful	—	1	37	27	—	202	58	—	325
Total business and corporate banking	247	446	236	199	72	672	556	23	2,451
Other commercial:
Special mention	—	—	—	—	—	3	—	—	3
Total other commercial	—	—	—	—	—	3	—	—	3
Total commercial	$248	$446	$236	$295	$103	$1,396	$577	$25	$3,326
Total commercial:
Special mention	$135	$144	$120	$170	$45	$348	$179	$12	$1,153
Substandard	113	301	79	98	27	546	322	13	1,499
Doubtful	—	1	37	27	31	502	76	—	674
Total commercial	$248	$446	$236	$295	$103	$1,396	$577	$25	$3,326

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$104	$—	$—	$—	$—	$—	$104
Substandard	—	—	64	—	—	432	28	—	524
Doubtful	—	—	—	32	—	207	—	—	239
Total real estate, including construction	—	—	168	32	—	639	28	—	867
Business and corporate banking:
Special mention	194	235	126	27	3	178	143	18	924
Substandard	141	103	44	43	—	210	541	5	1,087
Doubtful	1	10	—	—	—	178	44	—	233
Total business and corporate banking	336	348	170	70	3	566	728	23	2,244
Total commercial	$336	$348	$338	$102	$3	$1,205	$756	$23	$3,111
Total commercial:
Special mention	$194	$235	$230	$27	$3	$178	$143	$18	$1,028
Substandard	141	103	108	43	—	642	569	5	1,611
Doubtful	1	10	—	32	—	385	44	—	472
Total commercial	$336	$348	$338	$102	$3	$1,205	$756	$23	$3,111
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2025
	(in millions)
Real estate, including construction:
Performing loans	$309	$1,623	$567	$958	$612	$1,911	$13	$2	$5,995
Nonaccrual loans	—	—	—	—	31	302	18	—	351
Total real estate, including construction	309	1,623	567	958	643	2,213	31	2	6,346
Business and corporate banking:
Performing loans	1,356	2,277	2,360	2,169	2,113	7,236	8,499	310	26,320
Nonaccrual loans	—	6	37	27	—	257	58	—	385
Accruing loans contractually past due 90 days or more	—	—	—	—	—	45	—	—	45
Total business and corporate banking	1,356	2,283	2,397	2,196	2,113	7,538	8,557	310	26,750
Other commercial:
Performing loans	109	452	109	275	76	1,564	6,023	—	8,608
Total other commercial	109	452	109	275	76	1,564	6,023	—	8,608
Total commercial	$1,774	$4,358	$3,073	$3,429	$2,832	$11,315	$14,611	$312	$41,704
Total commercial:
Performing loans	$1,774	$4,352	$3,036	$3,402	$2,801	$10,711	$14,535	$312	$40,923
Nonaccrual loans	—	6	37	27	31	559	76	—	736
Accruing loans contractually past due 90 days or more	—	—	—	—	—	45	—	—	45
Total commercial	$1,774	$4,358	$3,073	$3,429	$2,832	$11,315	$14,611	$312	$41,704

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Performing loans	$1,035	$946	$1,109	$850	$262	$2,129	$17	$3	$6,351
Nonaccrual loans	—	—	—	32	—	210	19	—	261
Total real estate, including construction	1,035	946	1,109	882	262	2,339	36	3	6,612
Business and corporate banking:
Performing loans	2,322	2,734	1,721	1,986	276	7,477	8,188	295	24,999
Nonaccrual loans	2	11	1	—	—	205	61	—	280
Accruing loans contractually past due 90 days or more	—	40	—	—	—	47	60	—	147
Total business and corporate banking	2,324	2,785	1,722	1,986	276	7,729	8,309	295	25,426
Other commercial:
Performing loans	493	90	281	136	504	1,565	5,944	—	9,013
Total other commercial	493	90	281	136	504	1,565	5,944	—	9,013
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Total commercial:
Performing loans	$3,850	$3,770	$3,111	$2,972	$1,042	$11,171	$14,149	$298	$40,363
Nonaccrual loans	2	11	1	32	—	415	80	—	541
Accruing loans contractually past due 90 days or more	—	40	—	—	—	47	60	—	147
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2025
	(in millions)
Real estate, including construction:
Investment grade	$—	$317	$230	$10	$260	$492	$—	$—	$1,309
Non-investment grade	309	1,306	337	948	383	1,721	31	2	5,037
Total real estate, including construction	309	1,623	567	958	643	2,213	31	2	6,346
Business and corporate banking:
Investment grade	882	1,330	1,368	1,220	1,333	4,468	5,143	97	15,841
Non-investment grade	474	953	1,029	976	780	3,070	3,414	213	10,909
Total business and corporate banking	1,356	2,283	2,397	2,196	2,113	7,538	8,557	310	26,750
Other commercial:
Investment grade	22	327	59	137	71	1,108	5,618	—	7,342
Non-investment grade	87	125	50	138	5	456	405	—	1,266
Total other commercial	109	452	109	275	76	1,564	6,023	—	8,608
Total commercial	$1,774	$4,358	$3,073	$3,429	$2,832	$11,315	$14,611	$312	$41,704
Total commercial:
Investment grade	$904	$1,974	$1,657	$1,367	$1,664	$6,068	$10,761	$97	$24,492
Non-investment grade	870	2,384	1,416	2,062	1,168	5,247	3,850	215	17,212
Total commercial	$1,774	$4,358	$3,073	$3,429	$2,832	$11,315	$14,611	$312	$41,704

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Investment grade	$67	$307	$27	$—	$165	$757	$—	$—	$1,323
Non-investment grade	968	639	1,082	882	97	1,582	36	3	5,289
Total real estate, including construction	1,035	946	1,109	882	262	2,339	36	3	6,612
Business and corporate banking:
Investment grade	1,325	1,668	981	1,357	190	4,896	4,752	88	15,257
Non-investment grade	999	1,117	741	629	86	2,833	3,557	207	10,169
Total business and corporate banking	2,324	2,785	1,722	1,986	276	7,729	8,309	295	25,426
Other commercial:
Investment grade	365	71	141	86	220	1,258	5,783	—	7,924
Non-investment grade	128	19	140	50	284	307	161	—	1,089
Total other commercial	493	90	281	136	504	1,565	5,944	—	9,013
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Total commercial:
Investment grade	$1,757	$2,046	$1,149	$1,443	$575	$6,911	$10,535	$88	$24,504
Non-investment grade	2,095	1,775	1,963	1,561	467	4,722	3,754	210	16,547
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination, during the six months ended June 30, 2025 and 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Six Months Ended June 30, 2025
Real estate, including construction	$—	$—	$—	$—	$—	$27	$—	$—	$27
Business and corporate banking	—	—	7	—	—	—	33	—	40
Total commercial	$—	$—	$7	$—	$—	$27	$33	$—	$67

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Six Months Ended June 30, 2024
Business and corporate banking	$—	$—	$—	$28	$—	$23	$1	$—	$52
Total commercial	$—	$—	$—	$28	$—	$23	$1	$—	$52

HSBC USA Inc.
Consumer Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total at Jun. 30, 2025
	(in millions)
Residential mortgages(1)(2)	$—	$2	$2	$12	$6	$122	$—	$144
Home equity mortgages(1)(2)	—	—	1	—	—	5	—	6
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—		1	—	1
Total consumer	$—	$2	$3	$12	$6	$128	$3	$154

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Dec. 31, 2024
	(in millions)
Residential mortgages(1)(2)	$1	$5	$11	$2	$12	$103	$—	$134
Home equity mortgages(1)(2)	—	—	—	—	—	4	—	4
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$1	$5	$11	$2	$12	$108	$3	$142

(1)At June 30, 2025 and December 31, 2024, consumer mortgage loan delinquency includes $69 million and $67 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At June 30, 2025 and December 31, 2024, consumer mortgage loans include $37 million and $32 million, respectively, of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination as of June 30, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total at Jun. 30, 2025
	(in millions)
Residential mortgages:
Performing loans	$1,912	$3,898	$2,163	$2,534	$3,818	$7,319	$—	$21,644
Nonaccrual loans	—	8	17	12	10	155	—	202
Total residential mortgages	1,912	3,906	2,180	2,546	3,828	7,474	—	21,846
Home equity mortgages:
Performing loans	28	47	72	65	8	169	—	389
Nonaccrual loans	—	—	2	1	1	6	—	10
Total home equity mortgages	28	47	74	66	9	175	—	399
Credit cards:
Performing loans	—	—	—	—	—	—	175	175
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	177	177
Other consumer:
Performing loans	—	1	—	1	7	56	7	72
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	—	1
Total other consumer	—	1	—	1	7	57	7	73
Total consumer	$1,940	$3,954	$2,254	$2,613	$3,844	$7,706	$184	$22,495
Total consumer:
Performing loans	$1,940	$3,946	$2,235	$2,600	$3,833	$7,544	$182	$22,280
Nonaccrual loans	—	8	19	13	11	161	—	212
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	2	3
Total consumer	$1,940	$3,954	$2,254	$2,613	$3,844	$7,706	$184	$22,495

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Dec. 31, 2024
	(in millions)
Residential mortgages:
Performing loans	$4,237	$2,314	$2,615	$3,924	$2,601	$5,171	$—	$20,862
Nonaccrual loans	—	5	10	8	10	140	—	173
Total residential mortgages	4,237	2,319	2,625	3,932	2,611	5,311	—	21,035
Home equity mortgages:
Performing loans	47	81	60	9	18	172	—	387
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	47	81	60	9	18	178	—	393
Credit cards:
Performing loans	—	—	—	—	—	—	192	192
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	195	195
Other consumer:
Performing loans	—	—	3	8	4	59	4	78
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	—	1
Total other consumer	—	—	3	8	4	60	4	79
Total consumer	$4,284	$2,400	$2,688	$3,949	$2,633	$5,549	$199	$21,702
Total consumer:
Performing loans	$4,284	$2,395	$2,678	$3,941	$2,623	$5,402	$196	$21,519
Nonaccrual loans	—	5	10	8	10	146	—	179
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	3	4
Total consumer	$4,284	$2,400	$2,688	$3,949	$2,633	$5,549	$199	$21,702
Gross Charge-offs  The following table summarizes gross charge-off dollars in our consumer loan portfolio, disaggregated by year of origination, during the six months ended June 30, 2025 and 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in millions)
Six Months Ended June 30, 2025
Credit cards	$—	$—	$—	$—	$—	$—	$4	$4
Total consumer	$—	$—	$—	$—	$—	$—	$4	$4

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Six Months Ended June 30, 2024
Credit cards	$—	$—	$—	$—	$—	$—	$4	$4
Total consumer	$—	$—	$—	$—	$—	$—	$4	$4
Concentration of Credit Risk  At June 30, 2025 and December 31, 2024, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $4,705 million and $4,650 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Updates to Economic Scenarios and Other Changes During the Six Months Ended June 30, 2025 During the first quarter of 2025, economic uncertainty increased due to the potential impacts of new trade and other economic policies in the United States, including tariffs, along with the ongoing uncertainty associated with elevated interest rates and the effects from higher inflation. These factors continued to create economic uncertainty during the second quarter of 2025. We updated our Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at June 30, 2025. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, the second most weighting placed on the Downside scenario, the third most weighting placed on the Upside scenario, and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at June 30, 2025. The economic assumptions described in this section have been formed specifically for the purpose of calculating lifetime ECL.
In the Central scenario, inflation increases in the second half of 2025 driven by tariffs and supply chain disruptions. Amid trade policy uncertainty and slowing momentum, U.S. Gross Domestic Product ("GDP") growth moderates in the second half of 2025 and remains low in 2026 compared with 2024. The FRB resumes reducing its policy rate in the third quarter of 2025 as growth considerations start to outweigh inflation concerns. The unemployment rate remains slightly elevated in 2025 and 2026, while residential housing price growth remains muted. In the financial markets, the growth in financial asset prices moderates in 2025 and 2026 compared with 2024.
In the Upside scenario, the economy grows at a faster pace than in the Central scenario as trade policy uncertainty fades. As a result, the unemployment rate falls and remains lower than in the Central scenario, while both residential housing and commercial real estate prices are higher than in the Central scenario and the equity price index climbs with strong momentum. In this scenario, inflation increases above the Central scenario due to rising commodity prices and employment growth, prompting the FRB to reduce its policy rate more gradually, which drives the 10-year U.S. Treasury yield higher than in the Central scenario.
In the Downside scenario, a higher effective tariff rate drives inflation slightly higher than in the Central scenario. As geopolitical risks escalate, the economy enters a mild recession, with the unemployment rate increasing and remaining at a higher level, while residential housing and commercial real estate prices undergo correction. In this scenario, the FRB raises its policy rate initially in response to higher inflation and the equity price index goes through a substantial correction in 2026 driven by eroding consumer and business sentiments, eventually resulting in lower interest rates than in the Central scenario.
In the Alternative Downside scenario, tariffs escalate globally, geopolitical tensions worsen and trade flows are impacted. Severe inflationary pressures accompanied by tight monetary policy lead the U.S. economy into a deep recession in 2026, followed by a slow recovery. An extended period of economic contraction keeps the unemployment rate at an elevated level, which pressures residential housing prices to depreciate, while at the same time, contracting corporate activities and increased unemployment pushes the commercial real estate market into a downturn. In this scenario, financial markets experience a major sell-off and volatility in the financial markets remains extremely high over the next year. Widening corporate credit spreads and flight to safe-haven assets pushes the 10-year U.S. Treasury yield lower.

HSBC USA Inc.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at June 30, 2025, March 31, 2025 and December 31, 2024:

	For the Quarter Ended
	December 31, 2025	June 30, 2026	December 31, 2026
Unemployment rate (quarterly average):
Forecast at June 30, 2025	4.6%	4.6%	4.5%
Forecast at March 31, 2025	4.4	4.5	4.4
Forecast at December 31, 2024	4.4	4.3	4.3
GDP growth rate (year-over-year):
Forecast at June 30, 2025	1.1	1.6	1.6
Forecast at March 31, 2025	1.4	1.9	2.3
Forecast at December 31, 2024	1.8	1.6	1.6
As part of our updates to the economic scenarios, during the six months ended June 30, 2025, we also increased our commercial allowance for credit losses for risk associated with large loan exposures.
In addition to the updates to the economic scenarios, during the three and six months ended June 30, 2025, we increased our commercial allowance for credit losses associated with individually assessed loans due primarily to downgrades, including the downgrade of a large commercial real estate loan in the first quarter. During the three months ended June 30, 2025, we also decreased the management judgement allowance on our commercial loan portfolio for risk factors associated with higher risk exposures that are not fully captured in the models. As current economic forecasts are updated and more adequately reflect the risks associated with the uncertainty in the forward economic outlook and, therefore, they are appropriately captured in the modeled results, we decreased the management judgement allowance associated with these risks.
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
The impacts of new trade and other economic policies in the United States, including tariffs, along with elevated interest rates and the effects from higher inflation will continue to evolve and impact our business and our allowance for credit losses in future periods, the extent of which remains uncertain. We will continue to monitor these situations closely and will continue to adapt our approach as necessary to reflect management's current view of forecasted economic conditions.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2025	December 31, 2024
	(in millions)
Allowance for credit losses:
Loans	$614	$537
Securities held-to-maturity(1)	—	—
Other financial assets measured at amortized cost(2)	—	—
Securities available-for-sale(1)	—	—
Total allowance for credit losses	$614	$537

Liability for off-balance sheet credit exposures	$158	$139

(1)See Note 3, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.

HSBC USA Inc.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three and six months ended June 30, 2025 and 2024:

	Commercial Loans			Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking(1)	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended June 30, 2025
Allowance for credit losses – beginning of period	$210	$412	$1	$(11)	$5	$13	$4	$634
Provision charged (credited) to income	(3)	42	—	(8)	(1)	—	(1)	29
Charge-offs	(27)	(25)	—	—	—	(2)	—	(54)
Recoveries	—	1	—	2	1	1	—	5
Net (charge-offs) recoveries	(27)	(24)	—	2	1	(1)	—	(49)
Allowance for credit losses – end of period	$180	$430	$1	$(17)	$5	$12	$3	$614

Three Months Ended June 30, 2024
Allowance for credit losses – beginning of period	$134	$428	$1	$(7)	$8	$15	$2	$581
Provision charged (credited) to income	11	44	—	(1)	(2)	(1)	1	52
Charge-offs	—	(51)	—	—	—	(2)	—	(53)
Recoveries	—	—	—	1	1	1	—	3
Net (charge-offs) recoveries	—	(51)	—	1	1	(1)	—	(50)
Allowance for credit losses – end of period	$145	$421	$1	$(7)	$7	$13	$3	$583

Six Months Ended June 30, 2025
Allowance for credit losses – beginning of period	$144	$381	$1	$(12)	$6	$13	$4	$537
Provision charged (credited) to income	63	88	—	(8)	(2)	1	(1)	141
Charge-offs	(27)	(40)	—	—	—	(4)	—	(71)
Recoveries	—	1	—	3	1	2	—	7
Net (charge-offs) recoveries	(27)	(39)	—	3	1	(2)	—	(64)
Allowance for credit losses – end of period	$180	$430	$1	$(17)	$5	$12	$3	$614

Six Months Ended June 30, 2024
Allowance for credit losses – beginning of period	$144	$429	$1	$(9)	$7	$16	$3	$591
Provision charged (credited) to income	1	43	—	—	(1)	(1)	—	42
Charge-offs	—	(52)	—	—	—	(4)	—	(56)
Recoveries	—	1	—	2	1	2	—	6
Net (charge-offs) recoveries	—	(51)	—	2	1	(2)	—	(50)
Allowance for credit losses – end of period	$145	$421	$1	$(7)	$7	$13	$3	$583

(1)In connection with changes to our business segments as discussed further in Note 13, "Business Segments," during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Balance at beginning of period	$145	$123	$139	$111
Provision charged (credited) to income	13	(5)	19	7
Balance at end of period	$158	$118	$158	$118

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

	June 30, 2025	December 31, 2024
	(in millions)
Accrued interest receivables:
Loans	$242	$249
Securities held-to-maturity	70	67
Other financial assets measured at amortized cost	22	25
Securities available-for-sale	171	117
Total accrued interest receivables	505	458
Allowance for credit losses	—	—
Accrued interest receivables, net	$505	$458
During the three and six months ended June 30, 2025 and 2024, charged-off accrued interest receivables were immaterial.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Commercial loans:
Real estate, including construction	$—	$79
Business and corporate banking(1)	543	327
Total commercial	543	406
Consumer loans:
Residential mortgages	1	—
Total consumer	1	—
Total loans held for sale	$544	$406

(1)In connection with changes to our business segments as discussed further in Note 13, "Business Segments," during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $419 million and $395 million at June 30, 2025 and December 31, 2024, respectively. See Note 9, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $124 million and $11 million at June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025 and 2024, lower of amortized cost or fair value adjustments on these commercial loans held for sale were immaterial.
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

HSBC USA Inc.
Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was nil during the three and six months ended June 30, 2025 and 2024.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on loans held for sale was nil at both June 30, 2025 and December 31, 2024.

7. Goodwill

Goodwill was $458 million at both June 30, 2025 and December 31, 2024. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. All of our goodwill is allocated to our Corporate and Institutional Banking business segment. During the second quarter of 2025, there were no events or changes in circumstances to indicate that it is more likely than not the goodwill in our Corporate and Institutional Banking business segment has been impaired. See Note 13, "Business Segments," for further discussion of Corporate and Institutional Banking, which was created in the first quarter of 2025.

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

HSBC USA Inc.

	June 30, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges:(1)
OTC-cleared(2)	$5	$37	$—	$—
Bilateral OTC(2)	—	31	25	5
Interest rate contracts	5	68	25	5
Derivatives accounted for as cash flow hedges:(1)
Foreign exchange contracts - bilateral OTC(2)	13	17	99	—
OTC-cleared(2)	15	38	—	—
Bilateral OTC(2)	—	2	—	4
Interest rate contracts	15	40	—	4
Total derivatives accounted for as hedges	33	125	124	9
Trading derivatives not accounted for as hedges:(3)
Exchange-traded(2)	2	4	2	2
OTC-cleared(2)	90	—	68	—
Bilateral OTC(2)	757	448	1,027	624
Interest rate contracts	849	452	1,097	626
OTC-cleared(2)	25	—	—	—
Bilateral OTC(2)	13,733	13,712	16,292	16,241
Foreign exchange contracts	13,758	13,712	16,292	16,241
Equity contracts - bilateral OTC(2)	462	1,198	576	634
Exchange-traded(2)	—	1	—	—
Bilateral OTC(2)	1,611	1,632	1,220	1,092
Precious metals contracts	1,611	1,633	1,220	1,092
OTC-cleared(2)	1	—	—	—
Bilateral OTC(2)	249	235	246	105
Credit contracts	250	235	246	105
Other non-qualifying derivatives not accounted for as hedges:(1)
OTC-cleared(2)	3	—	—	—
Bilateral OTC(2)	4	84	—	97
Interest rate contracts	7	84	—	97
Equity contracts - bilateral OTC(2)	507	133	440	189
Credit contracts - bilateral OTC(2)	21	82	25	94
Other contracts - bilateral OTC(2)(4)	4	22	5	31
Total derivatives	17,502	17,676	20,025	19,118
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	13,899	13,899	15,345	15,345
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	1,610	2,057	2,925	1,291
Net amounts of derivative assets / liabilities presented in the balance sheet	1,993	1,720	1,755	2,482
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	322	25	265	268
Net amounts of derivative assets / liabilities	$1,671	$1,695	$1,490	$2,214

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at June 30, 2025 and December 31, 2024, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At June 30, 2025
Securities available-for-sale ("AFS")	$16,447	$(934)	$(258)	$(1,192)
Deposits	1,487	(34)	21	(13)
Long-term debt	10,064	(94)	9	(85)
At December 31, 2024
Securities AFS	11,685	(1,283)	(232)	(1,515)
Deposits	1,476	(61)	37	(24)
Long-term debt	8,236	(295)	31	(264)

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended June 30, 2025
Interest rate contracts / Securities AFS	Net interest income	$(20)	$228
Interest rate contracts / Deposits	Net interest income	36	(28)
Interest rate contracts / Long-term debt	Net interest income	36	(207)
Total		$52	$(7)

Three Months Ended June 30, 2024
Interest rate contracts / Securities AFS	Net interest income	$104	$81
Interest rate contracts / Deposits	Net interest income	(8)	(27)
Interest rate contracts / Long-term debt	Net interest income	(33)	(118)
Total		$63	$(64)

Six Months Ended June 30, 2025
Interest rate contracts / Securities AFS	Net interest income	$(197)	$572
Interest rate contracts / Deposits	Net interest income	44	(59)
Interest rate contracts / Long-term debt	Net interest income	88	(386)
Total		$(65)	$127

Six Months Ended June 30, 2024
Interest rate contracts / Securities AFS	Net interest income	$472	$(113)
Interest rate contracts / Deposits	Net interest income	(31)	(39)
Interest rate contracts / Long-term debt	Net interest income	(133)	(158)
Total		$308	$(310)
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
At June 30, 2025, active cash flow hedge relationships extend or mature through July 2036. During the three and six months ended June 30, 2025, respectively, $17 million and $27 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $16 million and $23 million during the three and six months ended June 30, 2024, respectively. During the next twelve months, we expect to amortize $59 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2025	2024		2025	2024
	(in millions)
Three Months Ended June 30,
Foreign exchange contracts	$(1)	$—	Net interest income	$—	$—
Interest rate contracts	(65)	21	Net interest income	(17)	(16)
Total	$(66)	$21		$(17)	$(16)

Six Months Ended June 30,
Foreign exchange contracts	$(3)	$(1)	Net interest income	$—	$—
Interest rate contracts	(178)	63	Net interest income	(27)	(23)
Total	$(181)	$62		$(27)	$(23)
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(in millions)
Interest rate contracts	Trading revenue	$(21)	$57	$(148)	$128
Foreign exchange contracts	Trading revenue	133	24	267	141
Equity contracts	Trading revenue	(1,047)	(473)	(269)	(1,521)
Precious metals contracts	Trading revenue	15	11	19	(11)
Credit contracts	Trading revenue	(3)	47	(55)	126
Total		$(923)	$(334)	$(186)	$(1,137)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$2	$(19)	$34	$(73)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	455	(16)	255	135
Equity contracts	Other income (loss)	—	—	(3)	—
Credit contracts	Other income (loss)	(6)	(6)	(9)	(31)
Other contracts(1)	Other income (loss)	(2)	—	(9)	(2)
Total		$449	$(41)	$268	$29

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at June 30, 2025 was $74 million, for which we had posted collateral of $24 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2024 was $401 million, for which we had posted collateral of $153 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$39

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2025	December 31, 2024
	(in millions)
Interest rate:
Futures and forwards	$35,454	$16,829
Swaps	126,363	104,458
Options written	626	1,217
Options purchased	600	1,222
Total interest rate	163,043	123,726
Foreign exchange:
Swaps, futures and forwards	1,080,229	1,026,047
Options written	39,200	29,739
Options purchased	39,215	29,859
Spot	52,636	32,603
Total foreign exchange	1,211,280	1,118,248
Commodities, equities and precious metals:
Swaps, futures and forwards	31,287	33,520
Options written	1,950	1,513
Options purchased	11,085	9,855
Total commodities, equities and precious metals	44,322	44,888
Credit derivatives	23,402	19,175
Other contracts(1)	1,866	1,670
Total	$1,443,913	$1,307,707

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
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. We also elected to apply FVO accounting to certain student loans held for investment. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are

HSBC USA Inc.
summarized in the table below. At June 30, 2025 and December 31, 2024, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At June 30, 2025
Student loans held for investment	$9	$11	$(2)
Commercial loans held for sale	419	437	(18)
Client share repurchase asset	117	117	—
Fixed rate long-term debt	867	836	31
Hybrid instruments:
Structured deposits	4,981	4,816	165
Structured notes	7,297	7,116	181
Client share repurchase liability	117	117	—
At December 31, 2024
Student loans held for investment	$11	$13	$(2)
Commercial loans held for sale	395	399	(4)
Client share repurchase asset	16	16	—
Fixed rate long-term debt	851	847	4
Hybrid instruments:
Structured deposits	3,956	3,892	64
Structured notes	7,044	6,888	156
Client share repurchase liability	16	16	—

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three and six months ended June 30, 2025 and 2024:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2025
Interest rate and other components(1)	$—	$(5)	$(452)	$(457)
Credit risk component(2)	(1)	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	(5)	(452)	(458)
Mark-to-market on related derivatives	—	6	450	456
Net realized gain (loss) on related long-term debt derivatives	—	1	—	1
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$2	$(2)	$(1)

Three Months Ended June 30, 2024
Interest rate and other components(1)	$—	$7	$20	$27
Credit risk component(2)	(2)	—	—	(2)
Total mark-to-market on financial instruments designated at fair value	(2)	7	20	25
Mark-to-market on related derivatives	—	(8)	(27)	(35)
Net realized gain (loss) on related long-term debt derivatives	—	—	—	—
Gain (loss) on instruments designated at fair value and related derivatives	$(2)	$(1)	$(7)	$(10)

Six Months Ended June 30, 2025
Interest rate and other components(1)	$—	$(21)	$(264)	$(285)
Credit risk component(2)	(8)	—	—	(8)
Total mark-to-market on financial instruments designated at fair value	(8)	(21)	(264)	(293)
Mark-to-market on related derivatives	—	23	264	287
Net realized gain (loss) on related long-term debt derivatives	—	2	—	2
Gain (loss) on instruments designated at fair value and related derivatives	$(8)	$4	$—	$(4)

Six Months Ended June 30, 2024
Interest rate and other components(1)	$—	$30	$(121)	$(91)
Credit risk component(2)	(1)	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	30	(121)	(92)
Mark-to-market on related derivatives	—	(35)	98	63
Net realized gain (loss) on related long-term debt derivatives	—	(1)	—	(1)
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$(6)	$(23)	$(30)

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

HSBC USA Inc.
10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended June 30,	2025	2024
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,543)	$(1,841)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $8 million and $(24) million, respectively	25	(77)
Reclassification adjustment for gains realized in net income, net of tax of $(1) million and $(2) million, respectively(1)	(5)	(6)
Total other comprehensive income (loss) for period	20	(83)
Balance at end of period	(1,523)	(1,924)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	9	24
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(2) million and $(1) million, respectively	(7)	(4)
Total other comprehensive loss for period	(7)	(4)
Balance at end of period	2	20
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(131)	(224)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(17) million and $5 million, respectively	(49)	16
Reclassification adjustment for losses realized in net income, net of tax of $5 million and $4 million, respectively(3)	12	12
Total other comprehensive income (loss) for period	(37)	28
Balance at end of period	(168)	(196)
Pension and postretirement benefit liability:
Balance at beginning and end of period	6	7
Total accumulated other comprehensive loss at end of period	$(1,683)	$(2,093)

HSBC USA Inc.

Six Months Ended June 30,	2025	2024
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,732)	$(1,734)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $72 million and $(60) million, respectively	215	(183)
Reclassification adjustment for gains realized in net income, net of tax of $(2) million and $(2) million, respectively(1)	(7)	(8)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million and less than $1 million, respectively(2)	1	1
Total other comprehensive income (loss) for period	209	(190)
Balance at end of period	(1,523)	(1,924)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	6	61
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(1) million and $(13) million, respectively	(4)	(41)
Total other comprehensive loss for period	(4)	(41)
Balance at end of period	2	20
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(52)	(260)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(45) million and $15 million, respectively	(136)	47
Reclassification adjustment for losses realized in net income, net of tax of $7 million and $6 million, respectively(3)	20	17
Total other comprehensive income (loss) for period	(116)	64
Balance at end of period	(168)	(196)
Pension and postretirement benefit liability:
Balance at beginning and end of period	6	7
Total accumulated other comprehensive loss at end of period	$(1,683)	$(2,093)

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

HSBC USA Inc.
11. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and six months ended June 30, 2025 and 2024. See Note 23, "Fee Income from Contracts with Customers," in our 2024 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Credit card fees, net	$17	$13	$31	$28
Trust and investment management fees	41	34	82	70
Other fees and commissions:
Account services	80	76	159	151
Credit facilities	71	83	148	174
Other fees	11	11	20	21
Total other fees and commissions	162	170	327	346
Servicing and other fees from HSBC affiliates	98	93	200	181
Insurance(1)	—	1	1	2
Total fee income from contracts with customers	318	311	641	627
Other non-fee revenue	200	226	393	449
Total other revenues(2)	$518	$537	$1,034	$1,076

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 13, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $30 million and $58 million during the three and six months ended June 30, 2025, respectively, compared with $27 million and $54 million during the three and six months ended June 30, 2024, respectively. Credit card rewards program costs totaled $18 million and $37 million during the three and six months ended June 30, 2025, respectively, compared with $17 million and $32 million during the three and six months ended June 30, 2024, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 17, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $7 million and $3 million at June 30, 2025 and December 31, 2024, respectively. We expect to recognize this revenue over a remaining period of one year or less.
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

	June 30, 2025	December 31, 2024
	(in millions)
Assets:
Cash and due from banks	$296	$188
Interest bearing deposits with banks	20	4
Securities purchased under agreements to resell(1)	—	405
Trading assets	6	120
Loans	5,494	5,449
Other(2)	567	468
Total assets	$6,383	$6,634
Liabilities:
Deposits	$12,727	$8,351
Trading liabilities	225	77
Short-term borrowings	1,864	1,549
Long-term debt	11,386	8,388
Other(2)	330	252
Total liabilities	$26,532	$18,617

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Income (Expense):
Interest income	$76	$61	$147	$115
Interest expense	(194)	(153)	(356)	(283)
Net interest expense	(118)	(92)	(209)	(168)
Trading revenue (expense)	(2,049)	(1,061)	(2,533)	(3,081)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	57	49	124	97
HSBC Markets (USA) Inc. ("HMUS")	24	27	42	50
Other HSBC affiliates	17	17	34	34
Total servicing and other fees from HSBC affiliates	98	93	200	181
Gain (loss) on instruments designated at fair value and related derivatives	451	(27)	264	98
Support services from HSBC affiliates:
HSBC Technology & Services (USA) Inc. ("HTSU")	(250)	(234)	(476)	(469)
HMUS	(64)	(61)	(119)	(117)
Other HSBC affiliates	(142)	(124)	(265)	(232)
Total support services from HSBC affiliates	(456)	(419)	(860)	(818)
Rental income from HSBC affiliates(1)	11	14	23	28
Stock based compensation expense(2)	(8)	(6)	(16)	(15)

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
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At June 30, 2025 and December 31, 2024, long-term debt with affiliates reflected $11.4 billion and $8.4 billion, respectively, of borrowings from HSBC North America. The outstanding balance includes:
•$2.0 billion of fixed-rate senior debt which matures in September 2025;
•$0.5 billion of fixed-rate senior debt which matures in December 2027;
•$0.5 billion of fixed-rate senior debt which matures in December 2028;
•$0.25 billion of fixed-rate senior debt which matures in September 2029;
•$1.5 billion of fixed-rate senior debt which matures in June 2030;
•$1.64 billion of fixed-rate senior debt consisting of seven equal borrowings which mature in annual increments from November 2025 to November 2031;
•$1.5 billion of fixed-rate senior debt which was issued during the first quarter of 2025 and matures in March 2028;
•$0.75 billion of floating-rate senior debt which was issued during the second quarter of 2025 and matures in March 2028;
•$0.75 billion of floating-rate senior debt which was issued during the second quarter of 2025 and matures in March 2030; and
•$2.0 billion of fixed-rate senior debt which was issued during the second quarter of 2025 and matures in May 2035.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either June 30, 2025 or December 31, 2024.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.

HSBC USA Inc.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2025 and December 31, 2024, we had the following loan balances outstanding with HSBC affiliates:

	June 30, 2025	December 31, 2024
	(in millions)
HMUS and subsidiaries	$2,471	$2,013
HSBC North America	3,000	3,000
Other short-term affiliate lending	23	436
Total loans	$5,494	$5,449
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $14.3 billion at both June 30, 2025 and December 31, 2024, of which $2.5 billion and $2.0 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $3.0 billion outstanding at both June 30, 2025 and December 31, 2024. The outstanding balance matures in the third quarter of 2025.
We have extended lines of credit to various other HSBC affiliates totaling $3.3 billion which did not have any outstanding balances at either June 30, 2025 or December 31, 2024.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2025 and December 31, 2024, there were $23 million and $436 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $821.7 billion and $735.5 billion at June 30, 2025 and December 31, 2024, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $8 million and $126 million at June 30, 2025 and December 31, 2024, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 24, "Related Party Transactions," in our 2024 Form 10-K. There have been no significant changes in these activities since December 31, 2024.
Other Transactions with HSBC Affiliates:
At both June 30, 2025 and December 31, 2024, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," in our 2024 Form 10-K for additional details.
During the second quarter of 2025, we paid a dividend on our common stock of $1.0 billion from retained earnings to HSBC North America. See Note 14, "Retained Earnings and Regulatory Capital Requirements," for additional details.

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

HSBC USA Inc.
The following table summarizes the impact of these changes on reported segment profit (loss) before tax, total assets and total deposits as of and for the three and six months ended June 30, 2024:

	As Previously Reported	After Reporting Changes
	(in millions)
Segment profit (loss) before tax during the three months ended June 30, 2024:
IWPB(1)	$37	$37
CIB	NR	231
CMB	143	NR
GB	81	NR
MSS	5	NR
GBM Other	2	NR
CC	(42)	(42)

Segment profit (loss) before tax during the six months ended June 30, 2024:
IWPB(1)	$96	$96
CIB	NR	528
CMB	336	NR
GB	156	NR
MSS	16	NR
GBM Other	20	NR
CC	(112)	(112)

Segment total assets at June 30, 2024:
IWPB(1)	$37,020	$37,020
CIB	NR	137,187
CMB(2)	54,024	NR
GB	9,777	NR
MSS	36,571	NR
GBM Other	36,815	NR
CC	3,573	3,573

Segment total deposits at June 30, 2024:
IWPB(1)	$28,602	$28,602
CIB	NR	82,257
CMB	38,866	NR
GB	41,277	NR
MSS	1,067	NR
GBM Other	1,047	NR
CC	—	—

NR Not Reported
(1)Previously referred to as WPB.
(2)Segment total assets included goodwill that was previously allocated to CMB of $358 million at June 30, 2024.
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

HSBC USA Inc.
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
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2025
Net interest income (expense)	$188	$460	$(85)	$563	$6	$(46)	$523
Other operating income	64	313	85	462	—	56	518
Total operating income	252	773	—	1,025	6	10	1,041
Expected credit losses / provision for credit losses	1	63	—	64	(22)	—	42
	251	710	—	961	28	10	999
Operating expenses:
Direct Costs	106	115	13	234	N/A	N/A	N/A
Indirect Costs	97	327	29	453	N/A	N/A	N/A
Total operating expenses	203	442	42	687	(1)	10	696
Profit (loss) before income tax	$48	$268	$(42)	$274	$29	$—	$303

Three Months Ended June 30, 2024
Net interest income (expense)	$175	$414	$(159)	$430	$6	$(24)	$412
Other operating income	58	288	160	506	(3)	34	537
Total operating income	233	702	1	936	3	10	949
Expected credit losses / provision for credit losses	(2)	42	—	40	7	—	47
	235	660	1	896	(4)	10	902
Operating expenses:
Direct Costs	98	106	51	255	N/A	N/A	N/A
Indirect Costs	100	323	(8)	415	N/A	N/A	N/A
Total operating expenses	198	429	43	670	4	10	684
Profit (loss) before income tax	$37	$231	$(42)	$226	$(8)	$—	$218

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Six Months Ended June 30, 2025
Net interest income (expense)	$374	$933	$(185)	$1,122	$12	$(85)	$1,049
Other operating income	115	636	181	932	(3)	105	1,034
Total operating income (expense)	489	1,569	(4)	2,054	9	20	2,083
Expected credit losses / provision for credit losses	3	147	—	150	10	—	160
	486	1,422	(4)	1,904	(1)	20	1,923
Operating expenses:
Direct Costs	192	225	55	472	N/A	N/A	N/A
Indirect Costs	196	640	19	855	N/A	N/A	N/A
Total operating expenses	388	865	74	1,327	9	20	1,356
Profit (loss) before income tax	$98	$557	$(78)	$577	$(10)	$—	$567
Balances at end of period:
Total assets	$38,525	$151,215	$4,243	$193,983	$(17,616)	$—	$176,367
Total loans, net	27,369	34,566	—	61,935	(1,684)	3,334	63,585
Goodwill	—	358	—	358	100	—	458
Total deposits	27,247	91,520	—	118,767	(1,598)	9,012	126,181

Six Months Ended June 30, 2024
Net interest income (expense)	$354	$850	$(327)	$877	$13	$(52)	$838
Other operating income	125	553	333	1,011	(6)	71	1,076
Total operating income	479	1,403	6	1,888	7	19	1,914
Expected credit losses / provision for credit losses	(2)	35	—	33	16	—	49
	481	1,368	6	1,855	(9)	19	1,865
Operating expenses:
Direct Costs	187	209	136	532	N/A	N/A	N/A
Indirect Costs	198	631	(18)	811	N/A	N/A	N/A
Total operating expenses	385	840	118	1,343	7	19	1,369
Profit (loss) before income tax	$96	$528	$(112)	$512	$(16)	$—	$496
Balances at end of period:
Total assets	$37,020	$137,187	$3,573	$177,780	$(14,718)	$—	$163,062
Total loans, net	24,834	34,191	—	59,025	(705)	1,774	60,094
Goodwill	—	358	—	358	100	—	458
Total deposits	28,602	82,257	—	110,859	(2,425)	10,911	119,345

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$12,940	4.5%	(2)	12.4%	$13,508	4.5%	(2)	13.6%
HSBC Bank USA	16,091	6.5		16.5	15,504	6.5		16.4
Tier 1 capital ratio:
HSBC USA	13,205	6.0		12.7	13,773	6.0		13.8
HSBC Bank USA	17,591	8.0		18.0	17,004	8.0		18.0
Total capital ratio:
HSBC USA	15,618	10.0		15.0	16,111	10.0		16.2
HSBC Bank USA	19,692	10.0		20.2	19,035	10.0		20.2
Tier 1 leverage ratio:
HSBC USA	13,205	4.0	(2)	7.5	13,773	4.0	(2)	8.0
HSBC Bank USA	17,591	5.0		10.4	17,004	5.0		10.2
Risk-weighted assets:(3)
HSBC USA	104,167				99,462
HSBC Bank USA	97,477				94,334
Adjusted quarterly average assets:(4)
HSBC USA	175,996				173,041
HSBC Bank USA	168,898				167,348

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
During the second quarter 2025, HSBC USA paid a dividend on its common stock of $1.0 billion from retained earnings to its parent, HSBC North America.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at June 30, 2025 and December 31, 2024 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	June 30, 2025		December 31, 2024
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$7	$—	$11	$—
Interest, taxes and other liabilities	—	15	—	4
Total	$7	$15	$11	$4
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
We amortize our low income housing investments (including the unconsolidated housing investments discussed further below) in proportion to the allocated tax credits under the proportional amortization method and present the associated tax credits and other tax benefits net of investment amortization in income tax expense in the consolidated statement of income, and in operating activities in the consolidated statement of cash flows. We recognized tax credits and other tax benefits related to low income housing investments of $32 million and $66 million during the three and six months ended June 30, 2025, respectively, compared with $31 million and $62 million during the three and six months ended June 30, 2024, respectively. Investment amortization expense totaled $28 million and $56 million during the three and six months ended June 30, 2025, respectively, compared with $27 million and $53 million during the three and six months ended June 30, 2024, respectively. Additionally, non-income-tax-related gains and other returns received, which are recognized in other income (loss) in the consolidated statement of income and in operating activities in the consolidated statement of cash flows, were immaterial during the three and six months ended June 30, 2025 and 2024.

HSBC USA Inc.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at June 30, 2025 and December 31, 2024:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At June 30, 2025
Limited partnership investments(1)	$7,585	$1,107	$565	$1,107
Asset-backed financing SPEs	970	489	—	494
Total	$8,555	$1,596	$565	$1,601
At December 31, 2024
Limited partnership investments(1)	$7,506	$971	$427	$971
Asset-backed financing SPEs	1,047	645	—	650
Total	$8,553	$1,616	$427	$1,621

(1)The carrying value of variable interests held reported as assets includes low income housing investments which totaled $1,072 million and $934 million at June 30, 2025 and December 31, 2024, respectively.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at June 30, 2025 and December 31, 2024. Following the table is a description of the various arrangements.

	June 30, 2025		December 31, 2024
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$293	$9,255	$191	$6,827
Financial standby letters of credit, net of participations(3)(4)	—	4,818	—	5,337
Performance standby letters of credit, net of participations(3)(4)	—	3,426	—	3,264
Total	$293	$17,499	$191	$15,428

(1)Includes $4,915 million and $2,797 million of notional issued for the benefit of HSBC affiliates at June 30, 2025 and December 31, 2024, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,587 million and $1,590 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at June 30, 2025 and December 31, 2024, respectively.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$293	$9,255	$191	$6,827
Buy-protection credit derivative positions	(334)	14,147	(116)	12,348
Net position(1)	$(41)	$4,892	$75	$5,521

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $53 million at both June 30, 2025 and December 31, 2024. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $12 million at both June 30, 2025 and December 31, 2024.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at June 30, 2025 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection credit derivatives:(1)
Single name credit default swaps	1.3	$1,409	$684	$2,093
Index credit derivatives	4.2	4,825	2,337	7,162
Subtotal		6,234	3,021	9,255
Standby letters of credit(2)	0.9	5,957	2,287	8,244
Total		$12,191	$5,308	$17,499

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
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares could be converted into Class A Shares. In 2024, Visa completed an exchange offer that allowed holders to exchange a portion of their Class B Shares for publicly traded Class A Shares. The purchaser of our Class B Shares participated in the exchange offer which required our existing swap agreements to be amended to reflect the reduction in notional value and a new makewhole agreement to be entered into with the purchaser in order to continue to retain the litigation risk associated with the exchanged shares. These swaps had a carrying value of $22 million and $31 million at June 30, 2025 and December 31, 2024, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares, (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares and (c) for exchanged shares, make payments based on the number of shares sold by the purchaser. We have entered into total return swap positions to economically hedge the periodic payments made under these swap agreements. The payments under the derivatives will continue until the related litigation is settled and the remaining Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 8, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at both June 30, 2025 and December 31, 2024.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $2 million and $3 million at June 30, 2025 and December 31, 2024, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at June 30, 2025. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

HSBC USA Inc.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 30, "Litigation and Regulatory Matters," in our 2024 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.2 billion and $2.3 billion at June 30, 2025 and December 31, 2024, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Interest bearing deposits with banks(1)	$1,651	$333
Trading assets(2)	3,939	3,621
Securities available-for-sale(3)	17,731	12,357
Securities held-to-maturity(3)	13,263	9,811
Loans(4)	26,013	25,132
Other assets(5)	655	1,271
Total	$63,252	$52,525

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,856 million and $616 million at June 30, 2025 and December 31, 2024, respectively. The fair value of trading assets that could be sold or repledged was $3,939 million and $3,621 million at June 30, 2025 and December 31, 2024, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $13,349 million and $17,595 million at June 30, 2025 and December 31, 2024, respectively. Of this collateral, $12,699 million and $16,945 million could be sold or repledged at June 30, 2025 and December 31, 2024, respectively, of which $900 million and $235 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at June 30, 2025 and December 31, 2024:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At June 30, 2025
Assets:
Securities purchased under resale agreements	$13,357	$5,232	$8,125	$8,106	$8	$11
Liabilities:
Securities sold under repurchase agreements	$6,717	$5,232	$1,485	$1,467	$18	$—

At December 31, 2024
Assets:
Securities purchased under resale agreements	$17,775	$3,462	$14,313	$14,248	$10	$55
Liabilities:
Securities sold under repurchase agreements	$4,611	$3,462	$1,149	$1,121	$23	$5

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at June 30, 2025 and December 31, 2024:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At June 30, 2025
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$4,281	$64	$515	$1,857	$—	$6,717

At December 31, 2024
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,099	$1,257	$450	$805	$—	$4,611

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
June 30, 2025	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,945	$1,219	$—	$5,164	$—	$5,164
Debt securities issued by foreign entities	791	145	—	936	—	936
Equity securities	12,402	—	—	12,402	—	12,402
Precious metals trading	—	473	—	473	—	473
Derivatives:(2)
Interest rate contracts	2	873	1	876	—	876
Foreign exchange contracts	—	13,747	24	13,771	—	13,771
Equity contracts	—	851	118	969	—	969
Precious metals contracts	—	1,611	—	1,611	—	1,611
Credit contracts	—	271	—	271	—	271
Other contracts(3)	—	—	4	4	—	4
Derivatives netting	—	—	—	—	(15,509)	(15,509)
Total derivatives	2	17,353	147	17,502	(15,509)	1,993
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	13,746	11,086	—	24,832	—	24,832
Asset-backed securities:
Home equity mortgages	—	—	9	9	—	9
Corporate loans	—	129	—	129	—	129
Other	—	—	83	83	—	83
Debt securities issued by foreign entities	3,480	506	—	3,986	—	3,986
Loans(5)	—	9	—	9	—	9
Loans held for sale(5)	—	366	53	419	—	419
Other assets:
Mortgage servicing rights	—	—	7	7	—	7
Equity securities	—	128	—	128	—	128
Equity securities measured at net asset value(6)	—	—	—	122	—	122
Other(5)(7)	—	117	—	117	—	117
Total assets	$34,366	$31,531	$299	$66,318	$(15,509)	$50,809
Liabilities:
Domestic deposits(5)	$—	$4,561	$420	$4,981	$—	$4,981
Trading liabilities, excluding derivatives	1,462	—	—	1,462	—	1,462
Derivatives:(2)
Interest rate contracts	4	638	2	644	—	644
Foreign exchange contracts	—	13,704	25	13,729	—	13,729
Equity contracts	—	1,201	130	1,331	—	1,331
Precious metals contracts	1	1,632	—	1,633	—	1,633
Credit contracts	—	316	1	317	—	317
Other contracts(3)	—	—	22	22	—	22
Derivatives netting	—	—	—	—	(15,956)	(15,956)
Total derivatives	5	17,491	180	17,676	(15,956)	1,720
Long-term debt(5)	—	5,969	2,195	8,164	—	8,164
Other liabilities(5)(7)	—	117	—	117	—	117
Total liabilities	$1,467	$28,138	$2,795	$32,400	$(15,956)	$16,444

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2024	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,676	$1,167	$—	$4,843	$—	$4,843
Debt securities issued by foreign entities	783	—	—	783	—	783
Equity securities	13,844	—	—	13,844	—	13,844
Precious metals trading	—	163	—	163	—	163
Derivatives:(2)
Interest rate contracts	2	1,118	2	1,122	—	1,122
Foreign exchange contracts	—	16,386	5	16,391	—	16,391
Equity contracts	—	970	46	1,016	—	1,016
Precious metals contracts	—	1,220	—	1,220	—	1,220
Credit contracts	—	271	—	271	—	271
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(18,270)	(18,270)
Total derivatives	2	19,965	58	20,025	(18,270)	1,755
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	10,716	10,603	—	21,319	—	21,319
Asset-backed securities:
Home equity mortgages	—	—	10	10	—	10
Other	—	—	87	87	—	87
Debt securities issued by foreign entities	3,521	—	—	3,521	—	3,521
Loans(5)	—	11	—	11	—	11
Loans held for sale(5)	—	241	154	395	—	395
Other assets:
Mortgage servicing rights	—	—	7	7	—	7
Equity securities	—	126	—	126	—	126
Equity securities measured at net asset value(6)	—	—	—	124	—	124
Other(5)(7)	—	16	—	16	—	16
Total assets	$32,542	$32,292	$316	$65,274	$(18,270)	$47,004
Liabilities:
Domestic deposits(5)	$—	$3,665	$291	$3,956	$—	$3,956
Trading liabilities, excluding derivatives	1,489	70	—	1,559	—	1,559
Derivatives:(2)
Interest rate contracts	2	725	5	732	—	732
Foreign exchange contracts	—	16,236	5	16,241	—	16,241
Equity contracts	—	759	64	823	—	823
Precious metals contracts	—	1,092	—	1,092	—	1,092
Credit contracts	—	198	1	199	—	199
Other contracts(3)	—	—	31	31	—	31
Derivatives netting	—	—	—	—	(16,636)	(16,636)
Total derivatives	2	19,010	106	19,118	(16,636)	2,482
Long-term debt(5)	—	5,742	2,153	7,895	—	7,895
Other liabilities(5)(7)	—	16	—	16	—	16
Total liabilities	$1,491	$28,503	$2,550	$32,544	$(16,636)	$15,908

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $1,930 million and $1,598 million and trading derivative liabilities of $1,480 million and $2,348 million at June 30, 2025 and December 31, 2024, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 8, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
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
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2025 and 2024. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2025	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2025	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(3)	$2	$—	$—	$—	$—	$—	$—	$(1)	$1	$—
Foreign exchange contracts	—	2	—	—	—	—	(3)	—	(1)	2	—
Equity contracts	(30)	66	—	—	—	(7)	(8)	(33)	(12)	35	—
Credit contracts	(1)	—	—	—	—	—	—		(1)	—	—
Other contracts(2)	(26)	(2)	—	—	—	10	—	—	(18)	—	—
Asset-backed securities available-for-sale(3)	94	—	—	—	—	(2)	—	—	92	—	—
Loans held for sale(4)	41	—	—	—	—	(1)	13		53	—	—
Mortgage servicing rights(5)	7	—	—	—	—	—	—	—	7	(1)	—
Total assets	$82	$68	$—	$—	$—	$—	$2	$(33)	$119	$37	$—
Liabilities:
Domestic deposits(4)	$(295)	$(9)	$—	$—	$(75)	$10	$(175)	$124	$(420)	$(2)	$—
Long-term debt(4)	(1,946)	(91)	—	—	(268)	176	(679)	613	(2,195)	(42)	—
Total liabilities	$(2,241)	$(100)	$—	$—	$(343)	$186	$(854)	$737	$(2,615)	$(44)	$—

HSBC USA Inc.

	Jan. 1, 2025	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2025	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(3)	$2	$—	$—	$—	$—	$—	$—	$(1)	$2	$—
Foreign exchange contracts	—	2	—	—	—	—	(3)	—	(1)	2	—
Equity contracts	(18)	25	—	—	—	(14)	(14)	9	(12)	22	—
Credit contracts	(1)	—	—	—	—	—	—	—	(1)	—	—
Other contracts(2)	(26)	(9)	—	—	—	17	—	—	(18)	—	—
Asset-backed securities available-for-sale(3)	97	—	1	—	—	(6)	—	—	92	—	1
Loans held for sale(4)	154	—	—	2	—	(116)	13	—	53	—	—
Mortgage servicing rights(5)	7	—	—	—	—	—	—	—	7	(1)	—
Total assets	$210	$20	$1	$2	$—	$(119)	$(4)	$9	$119	$25	$1
Liabilities:
Domestic deposits(4)	$(291)	$(10)	$—	$—	$(90)	$24	$(243)	$190	$(420)	$(1)	$—
Long-term debt(4)	(2,153)	(87)	—	—	(572)	423	(957)	1,151	(2,195)	(39)	—
Total liabilities	$(2,444)	$(97)	$—	$—	$(662)	$447	$(1,200)	$1,341	$(2,615)	$(40)	$—

HSBC USA Inc.

	Apr. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(3)	$—	$—	$—	$—	$—	$—	$—	$(3)	$—	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	67	(7)	—	—	—	(3)	—	(8)	49	(6)	—
Credit contracts	—	(1)	—	—	—	—	(3)	—	(4)	(1)	—
Other contracts(2)	(30)	—	—	—	—	9	—	—	(21)	—	—
Asset-backed securities available-for-sale(3)	102	—	(1)	—	—	—	—	—	101	—	(1)
Loans held for sale(4)	25	—	—	19	—	(9)	9	—	44	—	—
Mortgage servicing rights(5)	19	—	—	—	—	—	—	—	19	—	—
Total assets	$180	$(8)	$(1)	$19	$—	$(3)	$6	$(8)	$185	$(7)	$(1)
Liabilities:
Domestic deposits(4)	$(331)	$(3)	$(1)	$—	$(70)	$13	$(1)	$7	$(386)	$1	$(1)
Long-term debt(4)	(1,959)	(32)	1	—	(479)	289	(34)	104	(2,110)	(7)	1
Total liabilities	$(2,290)	$(35)	$—	$—	$(549)	$302	$(35)	$111	$(2,496)	$(6)	$—

HSBC USA Inc.

	Jan. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(4)	$(1)	$—	$—	$—	$—	$2	$—	$(3)	$(1)	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	21	52	—	—	—	—	(7)	(17)	49	34	—
Credit contracts	1	(4)	—	—	—	(1)	(3)	3	(4)	(1)	—
Other contracts(2)	(35)	(2)	—	—	—	16	—	—	(21)	—	—
Asset-backed securities available-for-sale(3)	104	—	(2)	—	—	(1)	—	—	101	—	(2)
Loans held for sale(4)	32	1	—	36	—	(33)	12	(4)	44	1	—
Mortgage servicing rights(5)	19	—	—	—	—	—	—	—	19	—	—
Total assets	$138	$46	$(2)	$36	$—	$(19)	$4	$(18)	$185	$33	$(2)
Liabilities:
Domestic deposits(4)	$(293)	$(7)	$(3)	$—	$(144)	$48	$(1)	$14	$(386)	$(2)	$(3)
Long-term debt(4)	(1,919)	(139)	(1)	—	(806)	570	(47)	232	(2,110)	(67)	(1)
Total liabilities	$(2,212)	$(146)	$(4)	$—	$(950)	$618	$(48)	$246	$(2,496)	$(69)	$(4)

(1)Level 3 net derivatives included derivative assets of $147 million and derivative liabilities of $180 million at June 30, 2025 and derivative assets of $360 million and derivative liabilities of $339 million at June 30, 2024. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at June 30, 2025 and December 31, 2024:

June 30, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(1)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	35% - 98%	63%
			Interest rate yield curve	8%	N/A
Foreign exchange derivative contracts	$(1)	Option pricing model	Cross-currency basis	(8)bps	N/A
Equity derivative contracts(2)	$(12)	Option pricing model	Equity / Equity Index volatility	5% - 96%	57%
			Equity / Equity and Equity / Index correlation	39% - 98%	83%
			Equity forward price	$0 - $52,210	$839
Credit derivative contracts	$(1)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	19bps - 854bps	97bps
Other derivative contracts	$(18)	Discounted cash flows	Conversion rate	1.5 times	N/A
			Expected duration	0.8 years	N/A
Asset-backed securities available-for-sale	$92	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$53	Market comparables and internal assumptions	Adjusted market price	41% - 100%	98%
Mortgage servicing rights	$7	Discounted cash flows	Constant prepayment rates	6% - 20%	7%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$70 - $81 per account	$75 per account
Domestic deposits (structured deposits)(2)(3)	$(420)	Option adjusted discounted cash flows	Equity / Equity Index volatility	5% - 61%	14%
			Equity / Equity and Equity / Index correlation	39% - 93%	71%
Long-term debt (structured notes)(2)(3)	$(2,195)	Option adjusted discounted cash flows	Equity / Equity Index volatility	15% - 67%	25%
			Equity / Equity and Equity / Index correlation	45% - 98%	86%
			Credit default swap spreads	776bps	N/A

HSBC USA Inc.

December 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(3)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	73% - 100%	88%
			Interest rate yield curve	10%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	(66)bps	N/A
Equity derivative contracts(2)	$(18)	Option pricing model	Equity / Equity Index volatility	6% - 118%	24%
			Equity / Equity and Equity / Index correlation	27% - 98%	74%
			Equity forward price	$0 - $26,542	$1,238
Credit derivative contracts	$(1)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	15bps - 525bps	101bps
Other derivative contracts	$(26)	Discounted cash flows	Conversion rate	1.5 times	N/A
			Expected duration	1.3 years	N/A
Asset-backed securities available-for-sale	$97	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$154	Market comparables and internal assumptions	Adjusted market price	94% - 101%	100%
Mortgage servicing rights	$7	Discounted cash flows	Constant prepayment rates	6% - 19%	7%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$70 - $79 per account	$76 per account
Domestic deposits (structured deposits)(2)(3)	$(291)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 54%	14%
			Equity / Equity and Equity / Index correlation	40% - 93%	66%
Long-term debt (structured notes)(2)(3)	$(2,153)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 59%	24%
			Equity / Equity and Equity / Index correlation	27% - 98%	80%
			Credit default swap spreads	728bps	N/A

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
Significant Transfers Into and Out of Level 3 Measurements During the three and six months ended June 30, 2025, we transferred $124 million and $190 million, respectively, of domestic deposits and $613 million and $1,151 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and the underlying inputs have become more observable. During the three months ended June 30, 2025, we also transferred $33 million of equity derivatives from Level 3 to Level 2 as the inputs used to value these derivative contracts have become more observable. During the three and six months ended June 30, 2025, we transferred $175 million and $243 million, respectively, of domestic deposits and $679 million and $957 million, respectively, of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease right-of-use ("ROU") assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at June 30, 2025 and December 31, 2024. The gains (losses) during the three and six months ended June 30, 2025 and 2024 are also included.

	Non-Recurring Fair Value Measurements at June 30, 2025				Total Gains (Losses) For the Three Months Ended June 30, 2025	Total Gains (Losses) For the Six Months Ended June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$96	$—	$96	$2	$3
Commercial loans(2)	—	—	509	509	(15)	(67)
Total assets at fair value on a non-recurring basis	$—	$96	$509	$605	$(13)	$(64)

	Non-Recurring Fair Value Measurements at December 31, 2024				Total Gains (Losses) For the Three Months Ended June 30, 2024	Total Gains (Losses) For the Six Months Ended June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$100	$—	$100	$1	$2
Commercial loans held for sale	—	—	—	—	—	2
Commercial loans(2)	—	—	350	350	(46)	(48)
Leases(3)	—	—	—	—	(12)	(15)
Total assets at fair value on a non-recurring basis	$—	$100	$350	$450	$(57)	$(59)

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
(3)During the three and six months ended June 30, 2024, we wrote down lease ROU assets associated with the exit of our previous U.S. headquarters.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at June 30, 2025 and December 31, 2024:

At June 30, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$509	Valuation of third-party appraisal on underlying collateral	Loss severity rates	4% - 100%	29%

At December 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$350	Valuation of third-party appraisal on underlying collateral	Loss severity rates	8% - 100%	26%

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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund

HSBC USA Inc.
managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $20 million at both June 30, 2025 and December 31, 2024.
The following tables provide additional information relating to our available-for-sale asset-backed securities at June 30, 2025:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Home equity mortgages - Alt A	$—	$9	$9
	Corporate loans	129	—	129
	Total AAA - A	129	9	138
BBB - B	Other	—	83	83
		$129	$92	$221

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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at June 30, 2025 and December 31, 2024, and their classification within the fair value hierarchy:

June 30, 2025	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$28,957	$28,957	$792	$28,164	$1
Federal funds sold and securities purchased under agreements to resell	8,125	8,125	—	8,125	—
Securities held-to-maturity, net of allowance for credit losses	18,547	18,119	2,810	15,309	—
Commercial loans, net of allowance for credit losses	41,093	42,186	—	—	42,186
Commercial loans held for sale	124	124	—	124	—
Consumer loans, net of allowance for credit losses	22,483	20,881	—	—	20,881
Financial liabilities:
Short-term financial liabilities	$8,006	$8,006	$—	$8,005	$1
Deposits	121,200	121,120	—	121,120	—
Long-term debt	15,998	16,293	—	16,293	—

December 31, 2024	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$23,265	$23,265	$621	$22,625	$19
Federal funds sold and securities purchased under agreements to resell	14,313	14,313	—	14,313	—
Securities held-to-maturity, net of allowance for credit losses	17,798	17,029	2,721	14,308	—
Commercial loans, net of allowance for credit losses	40,525	41,645	—	—	41,645
Commercial loans held for sale	11	11	—	11	—
Consumer loans, net of allowance for credit losses	21,680	19,435	—	—	19,435
Financial liabilities:
Short-term financial liabilities	$7,371	$7,371	$—	$7,352	$19
Deposits	119,394	119,394	—	119,394	—
Long-term debt	12,822	13,257	—	13,257	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $157 million and $168 million at June 30, 2025 and December 31, 2024, respectively.

HSBC USA Inc.
18. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 30, "Litigation and Regulatory Matters," in our 2024 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our Form 10-Q for the three-month period ended March 31, 2025 (the "2025 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2024 Form 10-K and our 2025 First Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2024 Form 10-K and our 2025 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 30, "Litigation and Regulatory Matters," in our 2024 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our 2025 First Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $125 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Madoff Litigation
In March 2025, HSBC Bank USA filed a motion for judgment on the pleadings seeking the dismissal of certain transfers allegedly received by HSBC Bank USA from certain Fairfield entities (together "Fairfield"), funds whose assets were directly or indirectly invested with Bernard L. Madoff Investment Securities LLC ("Madoff Securities"), an SEC-registered broker-dealer and investment adviser, on the basis that the claims are barred by the statute of limitations. The trustee liquidating Madoff Securities had commenced multiple adversary proceedings in the United States against fund shareholders, including various HSBC entities that acted as nominees for clients, seeking recovery of redemption payments. That motion is fully briefed and remains pending.
Mortgage Securitization Trust Litigation
The Mark Zittman case was dismissed and will no longer be reported.
Anti-Terrorism Act Cases
Kathaleen Freeman, et al. v. HSBC Holdings plc, et al. Defendants moved to dismiss plaintiffs' amended complaint in May 2025. The deadline for defendants to move to dismiss the amended complaint in Kathleen Stephens, v. HSBC Holdings plc, et al. is stayed until 30 days after the court rules on the pending motion in Kathaleen Freeman, et al. v. HSBC Holdings plc, et al.

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
•compliance with the Chinese National Security Law, the Hong Kong Autonomy Act and other laws of China and the United States, which may impact, among other things, individuals or entities with which we are able to conduct business;
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
Economic Environment  The U.S. economy grew during the first half of 2025, although the pace of growth has slowed reflecting continued pressures from inflation and elevated interest rates as well as increased economic uncertainty due to the potential impacts of new trade and other economic policies in the United States, including tariffs, which are expected to lead to a slowdown of economic growth and increased inflation, and have led to a decline in consumer confidence. After contracting in the first quarter, U.S. Gross Domestic Product ("GDP") is currently forecast to grow at an annual rate of 1.7 percent in the second quarter of 2025, while the personal consumption expenditures price index is currently forecast to remain slightly above the FRB's target inflation rate at June 2025. In addition, the total unemployment rate remained at 4.1 percent at June 2025 as compared with December 2024. In June 2025, the FRB decided to hold short-term interest rates steady and has indicated that rate decreases in 2025 will depend on future economic conditions.
The impacts of new trade and other economic policies in the United States, including tariffs and the One Big Beautiful Bill Act, together with the threat to implement additional tariffs, along with elevated interest rates and the effects from higher inflation have created economic uncertainty which will continue to evolve and impact our business in future periods. There is a risk that these policy changes could have a negative impact on certain of our customers causing increased difficulty in repaying their loans or other obligations which could result in a higher level of credit losses in our loan portfolios with a corresponding impact on our results of operations. Concerns over domestic and global policy issues, and geopolitical events, including the turmoil in the Middle East, as well as the implications of those events on the markets in general, further add to the global uncertainty. There is also a risk that tariff actions could lead to a recession. Interest rate levels, inflation, unemployment levels and economic growth, in combination with global economic conditions, fiscal and monetary policy, trade policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2025 and beyond.
Performance, Developments and Trends During the second quarter of 2025, we paid a dividend on our common stock of $1.0 billion from retained earnings to HSBC North America.
The following tables set forth selected financial metrics of HUSI for the three and six months ended June 30, 2025 and 2024 and at June 30, 2025 and December 31, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars are in millions)
Net income	$248	$169	$449	$394
Rate of return on average:
Total assets	.6%	.4%	.5%	.5%
Common equity	8.1	5.7	7.3	6.8
Tangible common equity(1)	8.4	5.9	7.6	7.1
Total equity	8.2	5.8	7.3	6.8
Net interest margin	1.28	1.07	1.28	1.09
Efficiency ratio	66.9	72.1	65.1	71.5
Commercial net charge-off ratio(2)	.48	.50	.32	.25
Consumer net charge-off ratio(2)	(.04)	(.02)	(.02)	(.01)

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Common equity	$11,886	$11,394	$12,150	$11,421
Less: Goodwill	458	458	458	458
Tangible common equity	$11,428	$10,936	$11,692	$10,963
(2)Excludes loans held for sale.

HSBC USA Inc.

	June 30, 2025	December 31, 2024
Additional Select Ratios:
Allowance as a percent of loans(1)	.96%	.86%
Commercial allowance as a percent of loans(1)	1.47	1.28
Consumer allowance as a percent of loans(1)	.01	.05
Loans to deposits ratio(2)	50.82	50.77
Common equity Tier 1 capital to risk-weighted assets	12.4	13.6
Tier 1 capital to risk-weighted assets	12.7	13.8
Total capital to risk-weighted assets	15.0	16.2
Tier 1 leverage ratio	7.5	8.0
Total equity to total assets	6.8	7.3

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $248 million and $449 million during the three and six months ended June 30, 2025, respectively, compared with $169 million and $394 million during the three and six months ended June 30, 2024, respectively. Income before income tax was $303 million and $567 million during the three and six months ended June 30, 2025, respectively, compared with $218 million and $496 million during the three and six months ended June 30, 2024, respectively. The increase in income before income tax during the three and six months ended June 30, 2025 was due primarily to higher net interest income, partially offset by lower other revenues driven by lower trading revenue and, in the year-to-date period, a higher provision for credit losses on our commercial loan portfolio. While operating expenses were higher and partially offset the increase in the three-month period, they were lower and contributed to the increase in the year-to-date period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Profit before tax – U.S. GAAP basis	$303	$218	$567	$496
Adjustments:
Expected credit losses	(21)	8	12	18
Renewable energy tax credit investments	3	4	5	8
Other	(11)	(4)	(7)	(10)
Profit before tax – Group Reporting Basis	$274	$226	$577	$512
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

HSBC USA Inc.
During the three months ended June 30, 2025, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis while, in the year-to-date period, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in "stage 1" (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses estimate ("lifetime ECL"). Primarily as a result of the different requirements, provisions for risk factors associated with higher risk exposures were higher under the Group Reporting Basis. In addition, expected credit losses under the Group Reporting Basis reflect higher provisions associated with certain loans which were downgraded to "stage 3," while under U.S. GAAP, the impact of the downgrades was largely covered by existing reserves. The lower expected credit losses under U.S. GAAP from these items was partially offset in the three-month period and more than offset in the year-to-date period as the impacts of worsening economic forecasts and loss provisions associated with growth in innovation banking were more pronounced under U.S. GAAP.
During the three and six months ended June 30, 2024, expected credit losses were higher under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, loss provisions associated with growth in innovation banking were more pronounced under U.S. GAAP.

Balance Sheet Review

The following table provides balance sheet totals at June 30, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	June 30, 2025	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$37,081	$(478)	(1.3)%
Loans, net	63,585	1,369	2.2
Loans held for sale	544	138	34.0
Trading assets	20,905	(326)	(1.5)
Securities	47,586	4,851	11.4
All other assets	6,666	82	1.2
	$176,367	$5,636	3.3%
Period end liabilities and equity:
Total deposits	$126,181	$2,831	2.3%
Trading liabilities	2,942	(965)	(24.7)
Short-term borrowings	8,005	653	8.9
Long-term debt	24,162	3,445	16.6
Interest, taxes and other liabilities	3,067	151	5.2
Total equity	12,010	(479)	(3.8)
	$176,367	$5,636	3.3%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2024 due to a decrease in funds driven primarily by higher securities and loans as well as lower trading liabilities as discussed in detail below. These decreases were partially offset by higher long-term debt and deposits.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at June 30, 2025, excluding loans held for sale, and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	June 30, 2025	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$6,346	$(266)	(4.0)%
Business and corporate banking(1)	26,750	1,324	5.2
Other commercial(2)	8,608	(405)	(4.5)
Total commercial	41,704	653	1.6
Consumer loans:
Residential mortgages	21,846	811	3.9
Home equity mortgages	399	6	1.5
Credit cards	177	(18)	(9.2)
Other consumer	73	(6)	(7.6)
Total consumer	22,495	793	3.7
Total loans	64,199	1,446	2.3
Allowance for credit losses(3)	614	77	14.3
Loans, net	$63,585	$1,369	2.2%

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
(2)Includes loans to HSBC affiliates which totaled $5,494 million and $5,449 million at June 30, 2025 and December 31, 2024, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans increased compared with December 31, 2024 driven by new business activity in business and corporate banking as we continued to apply a disciplined lending approach, partially offset by declines in private banking loans and real estate loans. The increase in commercial non-affiliate loans was primarily in the utilities, consumer durables, consumer services, retailing and energy industries, partially offset by decreases in the diversified financials, semiconductor and real estate industries.
Consumer loans increased compared with December 31, 2024 due to growth in residential mortgages, which we continue to target towards our globally connected affluent and high net worth clients.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	June 30, 2025		December 31, 2024
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	98.3%	98.4%	99.1%	99.0%
80% < LTV < 90%	1.7	1.6	.9	1.0
90% < LTV < 100%	—	—	—	—
LTV > 100%	—	—	—	—
Average LTV for portfolio	51.2	47.7	50.4	46.2

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
(2)Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at March 31, 2025 and September 30, 2024, respectively.

HSBC USA Inc.
Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	June 30, 2025	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$—	$(79)	(100.0)%
Business and corporate banking(1)	543	216	66.1
Total commercial	543	137	33.7
Consumer loans:
Residential mortgages	1	1	*
Total consumer	1	1	*
Total loans held for sale	$544	$138	34.0%

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
Commercial loans held for sale increased compared with December 31, 2024. Included in commercial loans held for sale are certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $124 million and $11 million at June 30, 2025 and December 31, 2024, respectively.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $419 million and $395 million at June 30, 2025 and December 31, 2024, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
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
Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on loans held for sale was nil at both June 30, 2025 and December 31, 2024.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at June 30, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	June 30, 2025	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$18,502	$(968)	(5.0)%
Precious metals	473	310	*
Derivatives, net	1,930	332	20.8
	$20,905	$(326)	(1.5)%
Trading liabilities:
Securities sold, not yet purchased	$1,462	$(27)	(1.8)%
Payables for precious metals	—	(70)	(100.0)
Derivatives, net	1,480	(868)	(37.0)
	$2,942	$(965)	(24.7)%

*Percentage change is greater than 100 percent.
(1)See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were lower compared with December 31, 2024 due to a decline in equity positions, partially offset by increases in U.S. Treasury and foreign sovereign positions. Trading security positions are primarily held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were relatively flat compared with December 31, 2024.
Precious metals trading assets increased compared with December 31, 2024 driven by an increase in our own gold inventory position and, to a lesser extent, a higher gold spot price. Payables for precious metals were lower compared with December 31, 2024 driven by a decline in inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivative contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset balances increased compared with December 31, 2024 as lower balances from market movements were more than offset by the impact of lower netting of outstanding positions and cash collateral posted. Derivative liability balances decreased compared with December 31, 2024 as lower balances from market movements and the impact of higher netting of cash collateral posted were partially offset by the impact of lower netting of outstanding positions. Market movements resulted in lower valuations of foreign exchange and interest rate derivatives, partially offset by higher valuations of commodity derivatives. Market movements on equity derivatives were mixed, resulting in lower asset valuations, but higher liability valuations.
Securities  Securities include securities available-for-sale and securities held-to-maturity, net. Securities balances were higher compared with December 31, 2024 due primarily to net purchases of U.S. Treasury, U.S. Government agency mortgage-backed and foreign sovereign securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets increased modestly compared with December 31, 2024 as increases in low income housing investments, assets associated with client share repurchase transactions and outstanding settlement balances related to security sales were largely offset by decreases in deferred tax assets, derivative balances associated with hedging activities and cash collateral posted.

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at June 30, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	June 30, 2025	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$107,795	$(2,816)	(2.5)%
Domestic and foreign banks	16,488	6,000	57.2
U.S. government and states and political subdivisions	66	(7)	(9.6)
Foreign governments and official institutions	1,832	(346)	(15.9)
Total deposits	$126,181	$2,831	2.3%
Total deposits increased compared with December 31, 2024 due primarily to higher deposits from affiliates. This increase was partially offset by lower commercial demand deposits reflecting the impact of seasonality as clients managed their cash needs at year-end as well as lower time deposits.
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
Long-Term Debt  Long-term debt increased compared with December 31, 2024 due to debt issuances, including $5,000 million of senior debt issued to HSBC North America during the first half of 2025, partially offset by debt retirements. Debt issuances during the six months ended June 30, 2025 totaled $8,187 million, of which nil was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $3,187 million of senior debt during the six months ended June 30, 2025, which included $1,250 million of senior notes that were issued by HSBC USA in May as well as $1,937 million of structured notes. Total long-term debt outstanding under this shelf was $9,849 million and $9,590 million at June 30, 2025 and December 31, 2024, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled nil during the six months ended June 30, 2025. Total debt outstanding under this program was $1,828 million and $1,870 million at June 30, 2025 and December 31, 2024, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both June 30, 2025 and December 31, 2024.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2024 due primarily to increases in low income housing liabilities, liabilities associated with client share repurchase transactions, derivative balances associated with hedging activities and outstanding settlement balances related to security purchases. These increases were partially offset by decreases in tax liabilities, margin requirements related to futures trading and accrued deposit insurance assessment fees.
Total Equity Total equity decreased compared with December 31, 2024 due primarily to a dividend paid on our common stock of $1.0 billion from retained earnings to HSBC North America during the second quarter of 2025. See Note 14, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for additional details.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2025 Compared with 2024 Increase (Decrease)
Three Months Ended June 30,	2025	Volume	Rate	2024
	(dollars are in millions)
Interest income:
Short-term investments	$408	$29	$(31)	$410
Trading securities	87	(7)	5	89
Securities	506	58	(14)	462
Commercial loans	650	30	(115)	735
Consumer loans	242	26	18	198
Other	15	(3)	(5)	23
Total interest income	1,908	133	(142)	1,917
Interest expense:
Deposits	916	73	(194)	1,037
Short-term borrowings	139	33	(50)	156
Long-term debt	314	56	(40)	298
Tax liabilities and other	16	2	—	14
Total interest expense	1,385	164	(284)	1,505
Net interest income	$523	$(31)	$142	$412

Yield on total interest earning assets	4.65%			5.00%
Cost of total interest bearing liabilities	4.06			4.88
Interest rate spread	.59			.12
Benefit from net non-interest paying funds(1)	.69			.95
Net interest margin on average earning assets	1.28%			1.07%

HSBC USA Inc.

		2025 Compared with 2024 Increase (Decrease)
Six Months Ended June 30,	2025	Volume	Rate	2024
	(dollars are in millions)
Interest income:
Short-term investments	$842	$62	$(78)	$858
Trading securities	178	(8)	12	174
Securities	966	84	(25)	907
Commercial loans	1,290	58	(214)	1,446
Consumer loans	478	53	39	386
Other	34	1	(6)	39
Total interest income	3,788	250	(272)	3,810
Interest expense:
Deposits	1,850	155	(354)	2,049
Short-term borrowings	265	34	(79)	310
Long-term debt	594	90	(79)	583
Tax liabilities and other	30	3	(3)	30
Total interest expense	2,739	282	(515)	2,972
Net interest income	$1,049	$(32)	$243	$838

Yield on total interest earning assets	4.63%			4.94%
Cost of total interest bearing liabilities	4.06			4.81
Interest rate spread	.57			.13
Benefit from net non-interest paying funds(1)	.71			.96
Net interest margin on average earning assets	1.28%			1.09%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during the three and six months ended June 30, 2025 due to lower interest expense from interest bearing liabilities driven by lower rates paid, partially offset by lower interest income from interest earning assets driven by lower yields. Also contributing to the overall increase in net interest income was the favorable impact of higher average balances in loans, securities and short-term investments, which was more than offset by the unfavorable impact of higher average balances in deposits, long-term debt and short-term borrowings.
Lower yields on interest earning assets and lower rates paid on interest bearing liabilities reflect the impact of lower market rates.
Short-term investments Interest income was relatively flat during the three months ended June 30, 2025 and decreased in the year-to-date period due to lower yields, partially offset by higher average balances.
Trading securities Interest income was relatively flat during the three months ended June 30, 2025 and increased in the year-to-date period due to increases in higher yielding U.S. Treasury, equity and U.S. Government sponsored mortgage-backed positions and a decrease in lower yielding foreign sovereign positions which resulted in higher yields, partially offset by lower average balances. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during the three and six months ended June 30, 2025 due to higher average balances, partially offset by lower yields. Higher average balances were driven by increases in U.S. Treasury, U.S. Government agency mortgage-backed and foreign sovereign securities, partially offset by a decline in U.S. Government sponsored mortgage-backed securities.
Commercial loans Interest income decreased during the three and six months ended June 30, 2025 due to lower yields on variable rate loans and newly originated loans, partially offset by higher average balances driven by higher loans to affiliates.
Consumer loans Interest income increased during the three and six months ended June 30, 2025 due to higher average balances driven by growth in residential mortgages as well as higher yields on newly originated residential mortgage loans.

HSBC USA Inc.
Other Lower interest income during the three and six months ended June 30, 2025 was due primarily to lower yields on cash collateral posted.
Deposits Interest expense decreased during the three and six months ended June 30, 2025 due to lower rates paid, partially offset by higher average balances. Higher average balances were driven by growth in commercial demand and savings deposits, including a shift in mix to interest bearing accounts from noninterest bearing accounts, as well as higher deposits from affiliates. Higher average balances were partially offset by lower deposits from a few large private banking clients and the attrition of retail savings and demand deposits.
Short-term borrowings Interest expense was lower during the three and six months ended June 30, 2025 due to lower rates paid, partially offset by higher average balances. Higher average balances were driven by an increase in securities sold under repurchase agreements, partially offset by a decline in commercial paper outstanding.
Long-term debt Interest expense increased during the three and six months ended June 30, 2025 due to higher average balances, partially offset by lower rates paid on variable rate borrowings and newly issued debt.
Tax liabilities and other Interest expense was relatively flat during the three and six months ended June 30, 2025.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$(3)	$11	$(14)	*
Business and corporate banking(1)	42	44	(2)	(4.5)
Total commercial loans	39	55	(16)	(29.1)
Consumer loans:
Residential mortgages	(8)	(1)	(7)	*
Home equity mortgages	(1)	(2)	1	50.0
Credit cards	—	(1)	1	100.0
Other consumer	(1)	1	(2)	*
Total consumer loans	(10)	(3)	(7)	*
Total loans	29	52	(23)	(44.2)
Off-balance sheet credit exposures	13	(5)	18	*
Total provision for credit losses	$42	$47	$(5)	(10.6)%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$63	$1	$62	*
Business and corporate banking(1)	88	43	45	*
Total commercial loans	151	44	107	*
Consumer loans:
Residential mortgages	(8)	—	(8)	*
Home equity mortgages	(2)	(1)	(1)	(100.0)
Credit cards	1	(1)	2	*
Other consumer	(1)	—	(1)	*
Total consumer loans	(10)	(2)	(8)	*
Total loans	141	42	99	*
Off-balance sheet credit exposures	19	7	12	*
Total provision for credit losses	$160	$49	$111	*

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
Our provision for credit losses decreased $5 million during the three months ended June 30, 2025 due to a lower provision for credit losses on our commercial loan portfolio and a higher release in credit loss reserves on our consumer loan portfolio, partially offset by a higher provision for credit losses on off-balance sheet credit exposures. In the year-to-date period, our provision for credit losses increased $111 million due to a higher provision for credit losses on our commercial loan portfolio and a higher provision for credit losses on off-balance sheet credit exposures, partially offset by a higher release in credit loss reserves on our consumer loan portfolio.
The provision for credit losses on our commercial loan portfolio decreased $16 million during the three months ended June 30, 2025 and increased $107 million in the year-to-date period. The loss provisions in the current year periods were driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan in the first quarter, as well as worsening economic forecasts, higher provisions associated with growth in innovation banking and, in the year-to-date period, higher credit reserves for risk associated with large loan exposures. The loss provision in the current three-month period was partially offset by a decline in credit reserves for risk factors associated with higher risk exposures. In the prior year periods, the loss provisions were driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking, partially offset by improved economic forecasts and improvements in the credit condition of certain clients.
The provision for credit losses on our consumer loan portfolio decreased $7 million and $8 million during the three and six months ended June 30, 2025, respectively, due primarily to higher releases in credit loss reserves in the current year periods driven by improved probability of default and loss given default estimates in residential mortgages.
The provision for credit losses on off-balance sheet credit exposures increased $18 million during the three months ended June 30, 2025 reflecting a loss provision compared with a release in credit loss reserves in the prior year period. The loss provision in the current year period resulted from worsening economic forecasts, while the release in credit reserves in the prior year period resulted from improved economic forecasts, partially offset by higher provisions associated with growth in innovation banking.
In the year-to-date period, the provision for credit losses on off-balance sheet credit exposures increased $12 million. The loss provision in the current year period resulted from worsening economic forecasts and higher provisions associated with growth in innovation banking, while the loss provision in the prior year period resulted from higher provisions associated with growth in innovation banking, partially offset by improved economic forecasts.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.

HSBC USA Inc.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Credit card fees, net	$17	$13	$4	30.8%
Trust and investment management fees	41	34	7	20.6
Other fees and commissions	162	170	(8)	(4.7)
Trading revenue	191	233	(42)	(18.0)
Other securities gains, net	6	8	(2)	(25.0)
Servicing and other fees from HSBC affiliates	98	93	5	5.4
Gain (loss) on instruments designated at fair value and related derivatives	(1)	(10)	9	90.0
Other income (loss):
Valuation of loans held for sale	—	—	—	—
Residential mortgage banking revenue	1	—	1	*
Insurance	—	1	(1)	(100.0)
Miscellaneous income (loss)	3	(5)	8	*
Total other income (loss)	4	(4)	8	*
Total other revenues	$518	$537	$(19)	(3.5)%

			Increase (Decrease)
Six Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Credit card fees, net	$31	$28	$3	10.7%
Trust and investment management fees	82	70	12	17.1
Other fees and commissions	327	346	(19)	(5.5)
Trading revenue	384	509	(125)	(24.6)
Other securities gains, net	9	10	(1)	(10.0)
Servicing and other fees from HSBC affiliates	200	181	19	10.5
Gain (loss) on instruments designated at fair value and related derivatives	(4)	(30)	26	86.7
Other income (loss):
Valuation of loans held for sale	—	2	(2)	(100.0)
Residential mortgage banking revenue	2	1	1	100.0
Insurance	1	2	(1)	(50.0)
Miscellaneous income (loss)	2	(43)	45	*
Total other income (loss)	5	(38)	43	*
Total other revenues	$1,034	$1,076	$(42)	(3.9)%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net were higher during the three and six months ended June 30, 2025 reflecting increases in interchange fees and other miscellaneous fees, partially offset by higher cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees increased during the three and six months ended June 30, 2025 driven by higher average assets under management and, in the year-to-date period, higher discretionary fees from private banking funds.
Other fees and commissions Other fees and commissions decreased during the three and six months ended June 30, 2025 due primarily to lower fees from loan syndication reflecting lower business activity compared with the prior year periods. This decrease was partially offset by higher fees from guarantees, loan commitments, wire transfers and other account services. See Note 11, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

			Increase (Decrease)
Three Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$95	$65	$30	46.2%
Debt Markets	1	28	(27)	(96.4)
Equities	101	139	(38)	(27.3)
Markets Treasury	(7)	(1)	(6)	*
Other trading	1	2	(1)	(50.0)
Total trading revenue	$191	$233	$(42)	(18.0)%

			Increase (Decrease)
Six Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$169	$163	$6	3.7%
Debt Markets	15	54	(39)	(72.2)
Equities	227	262	(35)	(13.4)
Markets Treasury	(20)	6	(26)	*
Other trading	(7)	24	(31)	*
Total trading revenue	$384	$509	$(125)	(24.6)%

*Percentage change is greater than 100 percent.
Trading revenue decreased during the three and six months ended June 30, 2025 due to lower revenue in Debt Markets, Equities, Markets Treasury and, in the year-to-date period, Other trading. Lower revenue in Debt Markets was driven by lower balance sheet deployment and lower valuation gains. Lower revenue in Equities was driven by lower balance sheet deployment in prime finance. Lower Markets Treasury revenue was due to the lower performance of economic hedge positions used to manage interest rate risk, while lower Other trading revenue was due primarily to unfavorable fair value adjustments on certain investments held for Community Reinvestment Act purposes and the lower performance of economic hedge positions used to manage interest rate risk. These decreases were partially offset by higher revenue in Foreign Exchange driven by higher market volatility compared with the prior year periods.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2025, we sold $877 million and $2,723 million, respectively, of primarily U.S. Treasury securities compared with $960 million and $2,035 million during the prior year periods as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains, net were relatively flat during the three and six months ended June 30, 2025. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates increased during the three and six months ended June 30, 2025 due primarily to higher custodial fees from HSBC Bank plc, higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates and, in the year-to-date period, higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc. These increases were partially offset by lower loan servicing fees from HSBC Markets (USA) Inc. ("HMUS").

HSBC USA Inc.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans held for investment, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and certain client share repurchase transactions. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives improved during the three and six months ended June 30, 2025 attributable to favorable movements related to the economic hedging of interest rate and other risks within our hybrid instruments and own debt. These improvements were partially offset in the year-to-date period by unfavorable fair value adjustments on commercial loans held for sale driven by deterioration in the financial condition of certain clients in the current year period. See Note 9, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) improved during the three and six months ended June 30, 2025 due primarily to higher gains from bank owned life insurance, higher delayed settlement compensation related to secondary loan purchases and, in the year-to-date period, lower valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$161	$143	$18	12.6%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) Inc. ("HTSU")	250	234	16	6.8
Fees paid to HMUS	64	61	3	4.9
Fees paid to other HSBC affiliates	142	124	18	14.5
Total support services from HSBC affiliates	456	419	37	8.8
Occupancy expense, net	12	23	(11)	(47.8)
Other expenses:
Equipment and software	32	34	(2)	(5.9)
Marketing	5	8	(3)	(37.5)
Outside services	9	12	(3)	(25.0)
Professional fees	11	10	1	10.0
Federal Deposit Insurance Corporation ("FDIC") assessment fees	15	24	(9)	(37.5)
Miscellaneous	(5)	11	(16)	*
Total other expenses	67	99	(32)	(32.3)
Total operating expenses	$696	$684	$12	1.8%
Personnel - average number	2,061	2,018
Efficiency ratio	66.9%	72.1%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$309	$278	$31	11.2%
Support services from HSBC affiliates:
Fees paid to HTSU	476	469	7	1.5
Fees paid to HMUS	119	117	2	1.7
Fees paid to other HSBC affiliates	265	232	33	14.2
Total support services from HSBC affiliates	860	818	42	5.1
Occupancy expense, net	24	41	(17)	(41.5)
Other expenses:
Equipment and software	66	61	5	8.2
Marketing	13	14	(1)	(7.1)
Outside services	19	24	(5)	(20.8)
Professional fees	22	23	(1)	(4.3)
FDIC assessment fees	35	81	(46)	(56.8)
Miscellaneous	8	29	(21)	(72.4)
Total other expenses	163	232	(69)	(29.7)
Total operating expenses	$1,356	$1,369	$(13)	(.9)%
Personnel - average number	2,071	2,019
Efficiency ratio	65.1%	71.5%

*Percentage change is greater than 100 percent.
Salaries and employee benefits  Salaries and employee benefits expense increased during the three and six months ended June 30, 2025 due to higher severance related costs driven by $9 million and $13 million of costs recorded during the three and six months ended June 30, 2025, respectively, related to the simplification of our organizational structure. Also contributing to the increase were higher incentive compensation expense reflecting improved business performance and higher salaries expense driven by the addition of personnel associated with growth initiatives in certain businesses.
Support services from HSBC affiliates  Support services from HSBC affiliates increased during the three and six months ended June 30, 2025 due to higher cost allocations associated with global resourcing and other global support activities as well as higher allocated severance related costs driven by $24 million of allocated costs from other HSBC affiliates recorded during both the three and six months ended June 30, 2025 related to the simplification of our organizational structure. Also contributing to the increase were higher costs associated with our investments in systems infrastructure and new technologies. A summary of the services received from various HSBC affiliates is included in Note 12, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net decreased during the three and six months ended June 30, 2025 due primarily to the non-recurrence of $12 million and $15 million of lease impairment costs recorded during the three and six months ended June 30, 2024, respectively, associated with the exit of our previous U.S. headquarters.
Other expenses  Other expenses decreased during the three and six months ended June 30, 2025 due to lower deposit insurance assessment fees driven by $6 million and $42 million of additional special assessment fees which were accrued during the three and six months ended June 30, 2024, respectively, to reflect our updated special assessment amount. Also contributing to the decrease was lower expense related to legal matters and higher expense capitalization related to internally developed software.
Efficiency ratio  Our efficiency ratio improved during the three and six months ended June 30, 2025 due to higher net interest income, partially offset by lower other revenues as discussed in detail above. While operating expenses were higher and partially offset the improvement in the three-month period, they were lower and contributed to the improvement in the year-to-date period.

HSBC USA Inc.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended June 30,	2025	2024
	(dollars are in millions)
Income before income tax	$303	$218
Income tax expense	55	49
Effective tax rate	18.2%	22.5%

Six Months Ended June 30,	2025	2024
	(dollars are in millions)
Income before income tax	$567	$496
Income tax expense	118	102
Effective tax rate	20.8%	20.6%
During the three months ended June 30, 2025, income tax expense increased due to higher pre-tax income, partially offset by higher expected investment tax credits and a deferred State tax benefit from a California tax law change recognized in the second quarter of 2025, which resulted in a lower effective tax rate. In the year-to-date period, income tax expense increased due primarily to higher pre-tax income, while the effective tax rate was relatively flat as the impact of the deferred State tax benefit discussed above was offset by the non-recurrence of an immaterial out of period adjustment to our deferred tax asset balance which decreased tax expense by $12 million during the first quarter of 2024.
Management evaluated the need for a valuation allowance against deferred tax assets at June 30, 2025 and December 31, 2024 and it was determined that a valuation allowance was not required.
In July 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. We do not anticipate a material impact on our income tax expense and taxes payable from the tax provisions of the OBBBA.

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
See Note 13, "Business Segments," in the accompanying consolidated financial statements for a table that summarizes the impact of these changes on reported profit (loss) before tax, total assets and total deposits as of and for the three and six months ended June 30, 2024. There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2024 Form 10-K.
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
International Wealth and Premier Banking  The following table summarizes the Group Reporting Basis results for our IWPB segment:

			Increase (Decrease)
Three Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest income	$188	$175	$13	7.4%
Other operating income	64	58	6	10.3
Total operating income(1)	252	233	19	8.2
Expected credit losses	1	(2)	3	*
Net operating income	251	235	16	6.8
Operating expenses	203	198	5	2.5
Profit before tax	$48	$37	$11	29.7%

			Increase (Decrease)
Six Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest income	$374	$354	$20	5.6%
Other operating income	115	125	(10)	(8.0)
Total operating income(1)	489	479	10	2.1
Expected credit losses	3	(2)	5	*
Net operating income	486	481	5	1.0
Operating expenses	388	385	3	.8
Profit before tax	$98	$96	$2	2.1%

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

			Increase (Decrease)
Three Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Retail Banking	$151	$142	$9	6.3%
Wealth	80	69	11	15.9
Other(2)	21	22	(1)	(4.5)
Total operating income	$252	$233	$19	8.2%

			Increase (Decrease)
Six Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Retail Banking	$288	$286	$2	.7%
Wealth	160	144	16	11.1
Other(2)	41	49	(8)	(16.3)
Total operating income	$489	$479	$10	2.1%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.

HSBC USA Inc.
Our IWPB segment reported a higher profit before tax during the three months ended June 30, 2025 due to higher net interest income and higher other operating income, partially offset by higher operating expenses and higher expected credit losses. In the year-to-date period, our IWPB segment profit before tax was relatively flat as higher net interest income was largely offset by lower other operating income, higher expected credit losses and higher operating expenses.
Net interest income increased during the three and six months ended June 30, 2025 due to higher loan balances driven by growth in residential mortgages as well as higher yields on newly originated residential mortgage loans. These increases were partially offset by the unfavorable impact of lower deposit balances driven by the attrition of savings and demand deposits.
Other operating income increased during the three months ended June 30, 2025 due primarily to higher investment management fees driven by higher average assets under management. In the year-to-date period, other operating income decreased as higher investment management fees were more than offset by the lower performance of economic hedge positions used to manage interest rate risk.
Expected credit losses increased during the three and six months ended June 30, 2025 reflecting modest loss provisions compared with modest releases in credit loss reserves in the prior year periods. The loss provisions in the current year periods were driven by a slight deterioration in the credit quality of the portfolio and growth in residential mortgages, while the releases in credit reserves in the prior year period were driven by improvements in the credit quality of the portfolio.
Operating expenses increased during the three and six months ended June 30, 2025 due to higher incentive compensation expense and higher salaries expense, partially offset by lower expense related to legal matters. Also contributing to the increase were higher severance related costs driven by the simplification of our organizational structure.
Client Assets The following table provides information regarding private banking client assets during the six months ended June 30, 2025 and 2024:

Six Months Ended June 30,	2025	2024
	(in millions)
Client assets at beginning of period	$67,564	$55,754
Net new money (outflows)	(4,033)	(2,001)
Value change	8,206	3,208
Client assets at end of period	$71,737	$56,961
Corporate and Institutional Banking  The following table summarizes the Group Reporting Basis results for our CIB segment:

			Increase (Decrease)
Three Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest income	$460	$414	$46	11.1%
Other operating income	313	288	25	8.7
Total operating income(1)	773	702	71	10.1
Expected credit losses	63	42	21	50.0
Net operating income	710	660	50	7.6
Operating expenses	442	429	13	3.0
Profit before tax	$268	$231	$37	16.0%

			Increase (Decrease)
Six Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest income	$933	$850	$83	9.8%
Other operating income	636	553	83	15.0
Total operating income(1)	1,569	1,403	166	11.8
Expected credit losses	147	35	112	*
Net operating income	1,422	1,368	54	3.9
Operating expenses	865	840	25	3.0
Profit before tax	$557	$528	$29	5.5%

*Percentage change is greater than 100 percent.

HSBC USA Inc.
(1)The following table summarizes the impact of key activities on the total operating income of our CIB segment. For purposes of the discussion below the table, total operating income is referred to as revenue. In connection with the changes to our business segments as discussed further above, during the first half of 2025, we changed our presentation for the key activities of total operating income to reflect management's current view. As a result, we have reclassified prior year amounts in order to conform to the current year presentation. Management's analysis of CIB segment revenue is ongoing and may result in additional presentation changes in future periods.

			Increase (Decrease)
Three Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Wholesale Transaction Banking	$492	$389	$103	26.5%
Investment Banking	30	38	(8)	(21.1)
Debt and Equity Markets	21	30	(9)	(30.0)
Credit and Lending	103	142	(39)	(27.5)
Other(2)	127	103	24	23.3
Total operating income	$773	$702	$71	10.1%

			Increase (Decrease)
Six Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Wholesale Transaction Banking	$975	$785	$190	24.2%
Investment Banking	67	89	(22)	(24.7)
Debt and Equity Markets	66	59	7	11.9
Credit and Lending	227	243	(16)	(6.6)
Other(2)	234	227	7	3.1
Total operating income	$1,569	$1,403	$166	11.8%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, allocated Markets Treasury revenue and net interest income on capital held in the business and not assigned to products.
Our CIB segment reported a higher profit before tax during the three and six months ended June 30, 2025 due to higher net interest income and higher other operating income, partially offset by higher expected credit losses and higher operating expenses.
Revenue increased during the three and six months ended June 30, 2025 due to higher revenue in Wholesale Transaction Banking and Other, partially offset by lower revenue in Investment Banking and Credit and Lending. While Debt and Equity Markets revenue was lower and partially offset the increase in the three-month period, it was higher and contributed to the increase in the year-to-date period.
•Wholesale Transaction Banking revenue increased driven by higher net interest income from higher deposit spreads and the favorable impact of higher deposit balances as well as increased foreign exchange revenue from market volatility.
•Investment Banking revenue decreased due primarily to lower fees from loan syndication, partially offset by improved performance in issuer services.
•Debt and Equity Markets revenue decreased in the three-month period due primarily to higher valuation losses in secondary credit. In the year-to-date period, Debt and Equity Markets revenue increased due to increased balance sheet deployment, improved trading spreads on equities and higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc. These increases in the year-to-date period were partially offset by higher valuation losses in secondary credit and unfavorable fair value adjustments on certain loans held for sale driven by deterioration in the financial condition of certain clients.
•Credit and Lending revenue decreased due primarily to lower net interest income from loan spreads and lower loan balances. These decreases were partially offset in the year-to-date period by lower valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships and improved fair value adjustments on certain credit-linked structured notes.
•Other revenue increased due primarily to higher earnings on capital, partially offset by lower allocated Markets Treasury revenue.
Expected credit losses increased during the three and six months ended June 30, 2025. The loss provisions in the current year periods were driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan in the first quarter, as well as worsening economic forecasts, higher provisions associated with growth in innovation banking and, in the year-to-date period, a higher loss estimate for risk factors associated with higher risk exposures. In the prior year periods, the loss provisions were driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking, partially offset by improved economic forecasts and improvements in the credit condition of certain clients.

HSBC USA Inc.
Operating expenses increased during the three and six months ended June 30, 2025 due primarily to higher severance related costs driven by the simplification of our organizational structure and, in the year-to-date period, higher salaries expense.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest expense	$(85)	$(159)	$74	46.5%
Other operating income	85	160	(75)	(46.9)
Total operating income	—	1	(1)	(100.0)
Expected credit losses	—	—	—	—
Net operating income	—	1	(1)	(100.0)
Operating expenses	42	43	(1)	(2.3)
Loss before tax	$(42)	$(42)	$—	—%

			Increase (Decrease)
Six Months Ended June 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest expense	$(185)	$(327)	$142	43.4%
Other operating income	181	333	(152)	(45.6)
Total operating income (expense)	(4)	6	(10)	*
Expected credit losses	—	—	—	—
Net operating income (expense)	(4)	6	(10)	*
Operating expenses	74	118	(44)	(37.3)
Loss before tax	$(78)	$(112)	$34	30.4%

*Percentage change is greater than 100 percent.
Our CC segment loss before tax was flat during the three months ended June 30, 2025 as lower net interest expense was offset by lower other operating income. In the year-to-date period, our CC segment reported a lower loss before tax due to lower net interest expense and lower operating expenses, partially offset by lower other operating income.
Net interest expense decreased during the three and six months ended June 30, 2025 driven by a lower cost of funds reflecting the impact of lower market rates.
Other operating income decreased during the three and six months ended June 30, 2025 due primarily to lower net funding credits associated with CIB trading activities which decreased by $75 million and $144 million, respectively, which reflects the lower net interest expense above. Also contributing to the decrease were unfavorable fair value adjustments on certain investments held for Community Reinvestment Act purposes, partially offset by favorable movements related to the economic hedging of interest rate risk within our own debt.
Operating expenses were relatively flat during the three months ended June 30, 2025 as lower deposit insurance special assessment fees and lower expense related to legal matters were offset by higher severance related costs and higher cost allocations from our support service functions. In the year-to-date period, operating expenses decreased due primarily to lower deposit insurance special assessment fees driven by $42 million of additional special assessment fees which were accrued during the six months ended June 30, 2024 to reflect our updated special assessment amount. Also contributing to the decrease in the year-to-date period was lower expense related to legal matters, partially offset by higher severance related costs driven by the simplification of our organizational structure.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2024 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2024 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2025.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2025	March 31, 2025	December 31, 2024
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$611	$623	$526
Consumer loans	3	11	11
Total loans	614	634	537
Securities held-to-maturity	—	—	—
Other financial assets measured at amortized cost(1)	—	—	—
Securities available-for-sale	—	—	—
Total allowance for credit losses	$614	$634	$537

Liability for off-balance sheet credit exposures	$158	$145	$139

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at June 30, 2025 decreased $20 million or 3 percent as compared with March 31, 2025 due to lower loss estimates on both our commercial and consumer loan portfolios. As compared with December 31, 2024, the total allowance for credit losses increased $77 million or 14 percent due to a higher loss estimate on our commercial loan portfolio, partially offset by a lower loss estimate on our consumer loan portfolio.
Our commercial allowance for credit losses at June 30, 2025 decreased $12 million or 2 percent as compared with March 31, 2025 due to charge-offs and a decline in credit reserves for risk factors associated with higher risk exposures, partially offset by downgrades reflecting weakness in the financial condition of certain clients, worsening economic forecasts and higher provisions associated with growth in innovation banking. As compared with December 31, 2024, our commercial allowance for credit losses increased $85 million or 16 percent as the impact of charge-offs was more than offset by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan in the first quarter, as well as worsening economic forecasts, higher provisions associated with growth in innovation banking and higher credit reserves for risk associated with large loan exposures.
Our consumer allowance for credit losses at June 30, 2025 decreased $8 million or 73 percent as compared with both March 31, 2025 and December 31, 2024 driven by improved probability of default and loss given default estimates in residential mortgages.
The liability for off-balance sheet credit exposures at June 30, 2025 increased $13 million or 9 percent as compared with March 31, 2025 and increased $19 million or 14 percent as compared with December 31, 2024 resulting from worsening economic forecasts and, as compared with December 31, 2024, higher provisions associated with growth in innovation banking.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	June 30, 2025		March 31, 2025		December 31, 2024
	(dollars are in millions)
Commercial:
Real estate, including construction	$180	9.9%	$210	10.0%	$144	10.5%
Business and corporate banking(1)	430	41.7	412	41.3	381	40.5
Other commercial	1	13.4	1	13.9	1	14.4
Total commercial	611	65.0	623	65.2	526	65.4
Consumer:
Residential mortgages	(17)	34.0	(11)	33.8	(12)	33.5
Home equity mortgages	5	.6	5	.6	6	.6
Credit cards	12	.3	13	.3	13	.3
Other consumer	3	.1	4	.1	4	.2
Total consumer	3	35.0	11	34.8	11	34.6
Total	$614	100.0%	$634	100.0%	$537	100.0%

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
The following table sets forth key ratios for the allowance for credit losses on loans:

	June 30, 2025	March 31, 2025	December 31, 2024
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.69%	1.73%	1.48%
Affiliates	—	—	—
Total commercial	1.47	1.51	1.28
Consumer:
Residential mortgages	(.08)	(.05)	(.06)
Home equity mortgages	1.25	1.29	1.53
Credit cards	6.78	7.34	6.67
Other consumer	4.11	5.19	5.06
Total consumer	.01	.05	.05
Total loans	.96	1.00	.86
Nonperforming loans:(1)(2)
Commercial	78%	81%	76%
Consumer	1	6	6
Total nonperforming loans	62	67	62

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three and six months ended June 30, 2025 and 2024.
The allowance for credit losses on loans as a percentage of total loans held for investment at June 30, 2025 decreased as compared with March 31, 2025 due to the decrease in our allowance for credit losses for the reasons discussed above and an

HSBC USA Inc.
increase in total loans held for investment. As compared with December 31, 2024, the allowance for credit losses as a percentage of total loans held for investment increased as the increase in our allowance for credit losses for the reasons discussed above outpaced an increase in total loans held for investment.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at June 30, 2025 decreased as compared with March 31, 2025 due to an increase in nonperforming loans as discussed further below and the decrease in our allowance for credit losses for the reasons discussed above. As compared with December 31, 2024, the allowance for credit losses on loans as a percentage of nonperforming loans held for investment was flat as the increase in our commercial allowance for credit losses for the reasons discussed above was offset by an increase in nonperforming loans as discussed further below.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	June 30, 2025		March 31, 2025		December 31, 2024
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$91	.22%	$72	.17%	$212	.52%
Consumer:
Residential mortgages(1)(2)	144	.66	126	.59	134	.64
Home equity mortgages(1)(2)	6	1.50	7	1.80	4	1.02
Credit cards	3	1.69	3	1.69	3	1.54
Other consumer	1	1.37	1	1.30	1	1.27
Total consumer	154	.68	137	.62	142	.65
Total	$245	.38	$209	.33	$354	.56

(1)At June 30, 2025, March 31, 2025 and December 31, 2024, consumer mortgage loan delinquency includes $69 million, $62 million and $67 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	June 30, 2025		March 31, 2025		December 31, 2024
	Delinquent Loans	Delinquency Ratio	Delinquent Loan	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$7	.15%	$6	.13%	$9	.19%
ARM loans	97	.59	80	.50	87	.56
Our two-months-and-over contractual delinquency ratio increased 5 basis points compared with March 31, 2025 due to higher dollars of delinquency in both our commercial and consumer loan portfolios. As compared with December 31, 2024, our two-months-and-over contractual delinquency ratio decreased 18 basis points due to lower dollars of delinquency in our commercial loan portfolio, partially offset by higher dollars of delinquency in our consumer loan portfolio.
Our commercial loan two-months-and-over contractual delinquency ratio increased 5 basis points compared with March 31, 2025 due to higher dollars of delinquency driven by a corporate banking loan which became 60 days past due. As compared with December 31, 2024, our commercial loan two-months-and-over contractual delinquency ratio decreased 30 basis points due to lower dollars of delinquency driven by the collections of a few corporate banking loans.
Our consumer loan two-months-and-over contractual delinquency ratio increased 6 basis points and 3 basis points compared with March 31, 2025 and December 31, 2024, respectively, due to higher dollars of delinquency driven by deterioration in residential mortgages, including a few large loans which became 60 days past due. The increase in the ratio was partially offset by higher outstanding loan balances.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025			2024
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$27	$6,203	1.74%	$—	$6,873	—%	$27	$6,398	.84%	$—	$6,983	—%
Business and corporate banking(1)	24	27,180	.35	51	27,317	.75	39	26,678	.30	51	26,931	.38
Other commercial	—	8,935	—	—	6,650	—	—	8,901	—	—	6,547	—
Total commercial	51	42,318	.48	51	40,840	.50	66	41,977	.32	51	40,461	.25
Consumer:
Residential mortgages	(2)	21,664	(.04)	(1)	19,165	(.02)	(3)	21,440	(.03)	(2)	18,863	(.02)
Home equity mortgages	(1)	393	(1.02)	(1)	391	(1.02)	(1)	393	(.51)	(1)	387	(.52)
Credit cards	1	176	2.27	1	186	2.15	2	178	2.25	2	187	2.14
Other consumer	—	57	—	—	79	—	—	67	—	—	84	—
Total consumer	(2)	22,290	(.04)	(1)	19,821	(.02)	(2)	22,078	(.02)	(1)	19,521	(.01)
Total	$49	$64,608	.30	$50	$60,661	.33	$64	$64,055	.20	$50	$59,982	.17

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
Our net charge-off ratio decreased 3 basis points during the three months ended June 30, 2025 due primarily to higher average loan balances, while the levels of net charge-offs in both our commercial and consumer loan portfolios was relatively flat.
In the year-to-date period, our net charge-off ratio increased 3 basis points due to a higher level of net charge-offs in our commercial loan portfolio driven by loan sales and the deterioration of a few corporate banking loans, while the level of net charge-offs in our consumer loan portfolio was relatively flat. The increase in the ratio was partially offset by higher average loan balances.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	June 30, 2025		March 31, 2025		December 31, 2024
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$781	1.87%	$766	1.85%	$688	1.68%
Consumer:
Residential mortgages(2)(3)(4)	202	.92	168	.78	173	.82
Home equity mortgages(2)(3)	10	2.51	8	2.06	6	1.53
Credit cards	2	1.13	2	1.13	3	1.54
Other consumer	1	1.37	1	1.30	1	1.27
Total consumer	215	.96	179	.81	183	.84
Total	$996	1.55	$945	1.49	$871	1.39

Other real estate owned(5)	$6		$6		$8

(1)See Note 4, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At June 30, 2025, March 31, 2025 and December 31, 2024, total nonperforming loans include $48 million, $49 million and $151 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At June 30, 2025, March 31, 2025 and December 31, 2024, nonperforming consumer mortgage loans include $103 million, $102 million and $106 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes nil of commercial other real estate owned at June 30, 2025, March 31, 2025 and December 31, 2024.
Our nonperforming loans ratio increased 6 basis points and 16 basis points compared with March 31, 2025 and December 31, 2024, respectively, due to higher nonperforming loans in both our commercial and consumer loan portfolios.
Our commercial nonperforming loans ratio increased 2 basis points and 19 basis points compared with March 31, 2025 and December 31, 2024, respectively, due to higher nonperforming loans driven by downgrades, including as compared with December 31, 2024, the downgrade of a large commercial real estate loan in the first quarter. The increase in nonperforming loans was partially offset by charge-offs, paydowns and, as compared with December 31, 2024, the collections of a few corporate banking loans in the first quarter which were accruing loans contractually 90 days or more past due at year-end.
Our consumer nonperforming loans ratio increased 15 basis points and 12 basis points compared with March 31, 2025 and December 31, 2024, respectively, due to higher nonperforming loans driven primarily by mortgage loans where the borrowers were provided with payment deferrals of more than three months as a result of the recent California wildfires and, as a result, have been placed on nonaccrual status. The increase in the ratio was partially offset by higher outstanding loan balances.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	June 30, 2025		December 31, 2024
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$8,385	$10,011	$9,396	$9,034
Real estate	4,397	1,743	4,744	1,922
Commercial and professional services	2,675	7,137	2,703	6,525
Consumer services	2,238	3,592	1,843	3,731
Retailing	2,170	4,228	1,868	5,106
Utilities	2,077	1,883	1,626	1,401
Consumer durables and apparel	1,904	3,863	1,508	3,521
Capital goods	1,649	6,509	1,672	6,987
Software and services	1,585	6,548	1,511	7,988
Energy	1,174	4,321	929	4,847
Chemicals	1,135	4,246	1,015	4,309
Food, beverage and tobacco	786	2,533	832	2,373
Metals and mining	773	516	682	566
Health care equipment and services	755	3,554	803	2,964
Semiconductors and semiconductor equipment	694	1,891	1,202	1,186
Technology hardware and equipment	619	6,213	736	6,277
Food and staples retailing	563	1,591	624	1,587
Pharmaceuticals, biotechnology and life science	442	3,693	307	4,254
Media and entertainment	415	794	435	883
Insurance	374	3,210	345	3,009
Total commercial credit exposure in top 20 industries(1)	34,810	78,076	34,781	78,470
All other industries	1,400	6,935	821	7,324
Total commercial credit exposure(2)	$36,210	$85,011	$35,602	$85,794

(1)Based on utilization at June 30, 2025.
(2)Excludes commercial credit exposures with affiliates.
Our commercial real estate secured loan portfolio which totaled $3,347 million and $3,686 million at June 30, 2025 and December 31, 2024, respectively, reflects the following borrower types:

	June 30, 2025	December 31, 2024
Multifamily	36.9%	40.6%
Office	29.4	27.4
Hotels	13.7	12.5
All other types	20.0	19.5
Total	100.0%	100.0%

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at June 30, 2025 and December 31, 2024 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
June 30, 2025
New York State	20.9%	26.4%
California	16.0	48.6
North Central United States	6.7	.9
North Eastern United States, excluding New York State	5.0	7.0
Southern United States	47.1	9.5
Western United States, excluding California	4.3	7.6
Total	100.0%	100.0%
December 31, 2024
New York State	20.3%	27.3%
California	15.3	48.3
North Central United States	8.3	.9
North Eastern United States, excluding New York State	4.8	7.0
Southern United States	43.2	9.5
Western United States, excluding California	8.1	7.0
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at June 30, 2025 and December 31, 2024. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2025	December 31, 2024
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$4,705	$4,650
ARM loans(1)	16,378	15,587

(1)During the remainder of 2025 and during 2026, approximately $263 million and $709 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in millions)
Closed end:
First lien	$21,846	$21,035
Second lien	12	13
Revolving(1)	387	380
Total	$22,245	$21,428

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

	June 30, 2025	December 31, 2024
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$10,757	$11,591
Less: collateral held against exposure	2,294	3,587
Net credit risk exposure	$8,463	$8,004

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
Interest Bearing Deposits with Banks totaled $28,164 million and $22,625 million at June 30, 2025 and December 31, 2024, respectively, of which $28,044 million and $22,533 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.

HSBC USA Inc.
Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $8,125 million and $14,313 million at June 30, 2025 and December 31, 2024, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $18,502 million and $19,470 million at June 30, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $47,586 million and $42,735 million at June 30, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $8,005 million and $7,352 million at June 30, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $126,181 million and $123,350 million at June 30, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $24,162 million at June 30, 2025 from $20,717 million at December 31, 2024. The following table presents the maturities of long-term debt at June 30, 2025:

(in millions)
2025	$3,238
2026	2,477
2027	3,482
2028	5,420
2029	1,298
Thereafter	8,247
Total	$24,162
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2025 and 2024:

Six Months Ended June 30,	2025	2024
	(in millions)
Long-term debt issued	$8,187	$3,469
Long-term debt repaid	(4,992)	(4,412)
Net long-term debt issued (repaid)	$3,195	$(943)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the six months ended June 30, 2025.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At June 30, 2025, we were authorized to issue up to $15,000 million, of which $5,151 million was available. HSBC Bank USA has a Global Bank Note Program that provides for the aggregate issuance of $40,000 million of subordinated and senior notes, of which $11,968 million remained available to be issued at June 30, 2025.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2025, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $42,139 million.
Preferred Equity  See Note 19, "Preferred Stock," in our 2024 Form 10-K for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During the second quarter 2025, HSBC USA paid a dividend on its common stock of $1.0 billion from retained earnings to its parent, HSBC North America.

HSBC USA Inc.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Common equity Tier 1 capital to risk-weighted assets	12.4%	13.6%
Tier 1 capital to risk-weighted assets	12.7	13.8
Total capital to risk-weighted assets	15.0	16.2
Tier 1 leverage ratio(1)	7.5	8.0

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
HSBC North America submitted its 2025 CCAR capital plan in April 2025. As discussed above, HSBC North America is subject to supervisory stress testing on a biennial basis and, therefore, did not participate in the FRB's 2025 supervisory stress test. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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

HSBC USA Inc.
2025 Funding Strategy  Our current estimate for funding needs and sources for 2025 are summarized in the following table:

	Actual January 1 through June 30, 2025	Estimated July 1 through December 31, 2025	Estimated Full Year 2025
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$2	$1	$3
Net change in short-term investments and securities	4	(6)	(2)
Net change in trading and other assets	—	(1)	(1)
Total funding needs	$6	$(6)	$—
Increase (decrease) in funding sources:
Net change in deposits	$3	$(4)	$(1)
Net change in trading and other short-term liabilities	—	(1)	(1)
Net change in long-term debt	3	(1)	2
Total funding sources	$6	$(6)	$—
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At June 30, 2025 and December 31, 2024, we had commitments to extend credit totaling $91.8 billion and $93.8 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at June 30, 2025 and December 31, 2024, see Note 16, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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
In addition, we had commitments to purchase securities under agreements to resell on a forward starting basis totaling $1.3 billion and nil at June 30, 2025 and December 31, 2024, respectively. These contracts typically expire in less than one month and are secured by collateral primarily from U.S. Treasury securities.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2025 and December 31, 2024, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant

HSBC USA Inc.
unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(dollars are in millions)
Level 3 assets(1)(2)	$808	$666
Total assets measured at fair value(1)(3)	66,923	65,724
Level 3 liabilities(1)	2,795	2,550
Total liabilities measured at fair value(1)	32,400	32,544
Level 3 assets as a percent of total assets measured at fair value	1.2%	1.0%
Level 3 liabilities as a percent of total liabilities measured at fair value	8.6%	7.8%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $299 million of recurring Level 3 assets and $509 million of non-recurring Level 3 assets at June 30, 2025. Includes $316 million of recurring Level 3 assets and $350 million of non-recurring Level 3 assets at December 31, 2024.
(3)Includes $66,318 million of assets measured on a recurring basis and $605 million of assets measured on a non-recurring basis at June 30, 2025. Includes $65,274 million of assets measured on a recurring basis and $450 million of assets measured on a non-recurring basis at December 31, 2024.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2025 and 2024 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $17 million or a decrease of the overall fair value measurement of approximately $35 million at June 30, 2025. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes and swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first half of 2025, economic uncertainty increased due to the potential impacts of new trade and other economic policies in the United States, including tariffs, along with the ongoing uncertainty associated with elevated interest rates and the effects from higher inflation. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2024 Form 10-K for a more complete discussion of our approach to credit risk.
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
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the

HSBC USA Inc.
next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators on a daily basis. During the six months ended June 30, 2025, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both June 30, 2025 and December 31, 2024, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of stable funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both June 30, 2025 and December 31, 2024. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of stable funding for assets and off-balance sheet exposures.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2025:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2025, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both June 30, 2025 and December 31, 2024, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.

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

	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected banking book net interest income (reflects projected rate movements on July 1, 2025 and January 1, 2025, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(61)	(3)%	$(56)	(2)%
Resulting from a gradual 100 basis point decrease in the yield curve	54	2	43	2
Other significant scenarios monitored (reflects projected rate movements on July 1, 2025 and January 1, 2025, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(98)	(4)	(111)	(4)
Resulting from an immediate 100 basis point decrease in the yield curve	81	3	94	4
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
The following table summarizes our non-trading VaR for the six months ended June 30, 2025 and at December 31, 2024:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(1)
	(in millions)
At June 30, 2025	$179	$194	$(141)	$232

Six Months Ended June 30, 2025
Average	167	179	(127)	219
Maximum	199	227		261
Minimum	142	126		185

At December 31, 2024	$202	$161	$(137)	$226

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
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the six months ended June 30, 2025 and at December 31, 2024:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At June 30, 2025	$1	$2	$2	$(2)	$3

Six Months Ended June 30, 2025
Average	1	1	1	(1)	2
Maximum	2	4	3		5
Minimum	1	—	1		2

At December 31, 2024	$1	$1	$1	$(1)	$2

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
During the six months ended June 30, 2025, we experienced five loss back-testing exceptions in the second quarter due to significant market volatility driven by changes in United States tariff policies. During the period, market risk exposures and actual reported losses remained within the entity's risk limits.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2025 included fees of $7 million and $14 million, respectively, compared with fees of $8 million and $14 million during the three and six months ended June 30, 2024, respectively.

Three Months Ended June 30,	2025			2024
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$29,047	$306	4.23%	$28,171	$307	4.38%
Federal funds sold and securities purchased under resale agreements(1)	4,890	102	8.37	3,434	103	12.06
Trading securities	16,949	87	2.06	18,321	89	1.95
Securities	46,758	506	4.34	41,428	462	4.49
Loans:
Commercial	42,999	650	6.06	41,254	735	7.17
Consumer:
Residential mortgages	21,665	229	4.24	19,166	185	3.88
Home equity mortgages	393	7	7.14	391	7	7.20
Credit cards	176	5	11.39	186	5	10.81
Other consumer	57	1	7.04	79	1	5.09
Total consumer	22,291	242	4.35	19,822	198	4.02
Total loans	65,290	892	5.48	61,076	933	6.14
Other	1,489	15	4.04	1,766	23	5.24
Total interest earning assets	$164,423	$1,908	4.65%	$154,196	$1,917	5.00%
Allowance for credit losses	(628)			(592)
Cash and due from banks	585			780
Other assets	10,027			8,798
Total assets	$174,407			$163,182
Liabilities and Equity:
Domestic deposits:
Savings deposits	$44,692	$280	2.51%	$42,401	$327	3.10%
Time deposits	20,329	250	4.93	21,294	311	5.87
Other interest bearing deposits	32,875	335	4.09	27,402	343	5.03
Foreign deposits	6,106	51	3.35	5,716	56	3.94
Total interest bearing deposits	104,002	916	3.53	96,813	1,037	4.31
Short-term borrowings:
Securities sold under repurchase agreements(1)	2,516	74	11.80	525	62	47.50
Commercial paper	4,696	57	4.87	5,923	89	6.04
Other short-term borrowings	1,518	8	2.11	583	5	3.45
Total short-term borrowings	8,730	139	6.39	7,031	156	8.92
Long-term debt	22,673	314	5.55	18,849	298	6.36
Total interest bearing debt	135,405	1,369	4.06	122,693	1,491	4.89
Tax liabilities and other	1,494	16	4.30	1,338	14	4.21
Total interest bearing liabilities	$136,899	$1,385	4.06%	$124,031	$1,505	4.88%
Net interest income/Interest rate spread		$523	.59%		$412	.12%
Noninterest bearing deposits	19,013			21,314
Other liabilities	6,344			6,178
Total equity	12,151			11,659
Total liabilities and equity	$174,407			$163,182
Net interest margin on average earning assets			1.28%			1.07%

HSBC USA Inc.

Six Months Ended June 30,	2025			2024
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$30,088	$619	4.15%	$29,141	$628	4.33%
Federal funds sold and securities purchased under resale agreements(1)	6,059	223	7.42	4,468	230	10.35
Trading securities	17,694	178	2.03	18,504	174	1.89
Securities	44,884	966	4.34	40,990	907	4.45
Loans:
Commercial	42,519	1,290	6.12	40,838	1,446	7.12
Consumer:
Residential mortgages	21,441	454	4.27	18,864	359	3.83
Home equity mortgages	393	13	6.67	387	14	7.27
Credit cards	178	9	10.20	187	10	10.75
Other consumer	67	2	6.02	84	3	7.18
Total consumer	22,079	478	4.37	19,522	386	3.98
Total loans	64,598	1,768	5.52	60,360	1,832	6.10
Other	1,647	34	4.16	1,611	39	4.87
Total interest earning assets	$164,970	$3,788	4.63%	$155,074	$3,810	4.94%
Allowance for credit losses	(589)			(588)
Cash and due from banks	621			773
Other assets	9,036			8,980
Total assets	$174,038			$164,239
Liabilities and Equity:
Domestic deposits:
Savings deposits	$44,681	$560	2.53%	$43,145	$656	3.06%
Time deposits	20,990	531	5.10	21,305	622	5.87
Other interest bearing deposits	32,712	655	4.04	26,839	660	4.95
Foreign deposits	6,302	104	3.33	5,663	111	3.94
Total interest bearing deposits	104,685	1,850	3.56	96,952	2,049	4.25
Short-term borrowings:
Securities sold under repurchase agreements(1)	1,952	127	13.12	623	121	39.06
Commercial paper	5,093	128	5.07	5,732	173	6.07
Other short-term borrowings	971	10	2.08	796	16	4.04
Total short-term borrowings	8,016	265	6.67	7,151	310	8.72
Long-term debt	21,806	594	5.49	18,705	583	6.27
Total interest bearing debt	134,507	2,709	4.06	122,808	2,942	4.82
Tax liabilities and other	1,460	30	4.14	1,340	30	4.50
Total interest bearing liabilities	$135,967	$2,739	4.06%	$124,148	$2,972	4.81%
Net interest income/Interest rate spread		$1,049	.57%		$838	.13%
Noninterest bearing deposits	19,676			22,135
Other liabilities	5,980			6,270
Total equity	12,415			11,686
Total liabilities and equity	$174,038			$164,239
Net interest margin on average earning assets			1.28%			1.09%

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the second quarter of 2025 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the second quarter of 2025, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks
Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts local currency contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the second quarter of 2025, was approximately $522.
For the Iranian bank related-activity discussed above, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure.
The HSBC Group currently intends to continue to wind down the above activities, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224
The HSBC Group has individual and corporate customers in the Middle East that, during the second quarter of 2025, made local currency check payments for the rental of property to a corporate entity designated under Executive Order 13224. The HSBC Group processed these checks on behalf of its customers.
The HSBC Group has an individual customer in the Middle East that was designated under Executive Order 13224 in the third quarter of 2021. The customer's accounts were restricted at the time of designation and the relationship was exited during the second quarter of 2025. As part of the exit process, the HSBC Group returned the customer's funds to the customer.
During the second quarter of 2025, pursuant to Office of Foreign Assets Control general licenses, HUSI processed two low value U.S. dollar payments to the account of a non-designated non-governmental organization held at a financial institution designated under Executive Order 13224 and one U.S. dollar payment from an entity designated pursuant to Executive Order 13224 to a non-designated HUSI corporate customer.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2025.
Other activity
The HSBC Group has a non-Iranian insurance company customer in the Middle East that, during the second quarter of 2025, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has three customers in the Middle East that, during the second quarter of 2025, made local currency domestic payments for medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customers to the hospital.
The HSBC Group has a corporate customer in the Middle East that received a local currency check from a hospital located outside Iran that is owned by the Government of Iran during the second quarter of 2025. The HSBC Group processed the check from the hospital to its customer.
The HSBC Group has three customers in the Middle East that received local currency checks from an insurance company that is owned by the Government of Iran during the second quarter of 2025. The HSBC Group processed the checks from the insurance company to its customer.
The HSBC Group has individual and corporate customers in Europe that, during the second quarter of 2025, made local currency domestic payments to, or received such payments from, an Iranian embassy. Generally, these customers appear to receive consular or other services provided by the embassy or provide goods and services that support the conduct of the official business of the embassy. The HSBC Group processed these payments between its customers and the Iranian embassy.
The HSBC Group has an individual customer in Europe that is employed by a bank located outside Iran that is owned by the Government of Iran. During the second quarter of 2025, the HSBC Group processed local currency salary payments received via a bank that is not owned by the Government of Iran to its customer.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2025.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during the second quarter of 2025. There was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2025 relating to these frozen accounts.

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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three and six months ended June 30, 2025 and 2024, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iii) the Consolidated Balance Sheet at June 30, 2025 and December 31, 2024, (iv) the Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2025 and 2024, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 30, 2025

HSBC USA INC.

By:	/s/ ANDREW FULLAM
Andrew Fullam
Chief Financial Officer