Form 10-Q
period 2025-09-30
HSBC USA INC /MD/
filed 2025-10-28
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of October 24, 2025, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Interest income:
Loans	$886	$950	$2,654	$2,782
Securities	517	481	1,483	1,388
Trading securities	90	94	268	268
Short-term investments	398	403	1,240	1,261
Other	13	18	47	57
Total interest income	1,904	1,946	5,692	5,756
Interest expense:
Deposits	913	1,046	2,763	3,095
Short-term borrowings	126	162	391	472
Long-term debt	325	282	919	865
Other	15	17	45	47
Total interest expense	1,379	1,507	4,118	4,479
Net interest income	525	439	1,574	1,277
Provision for credit losses	(84)	(13)	76	36
Net interest income after provision for credit losses	609	452	1,498	1,241
Other revenues:
Credit card fees, net	14	14	45	42
Trust and investment management fees	43	37	125	107
Other fees and commissions	176	157	503	503
Trading revenue	186	208	570	717
Other securities gains (losses), net	26	(148)	35	(138)
Servicing and other fees from HSBC affiliates	99	99	299	280
Gain (loss) on instruments designated at fair value and related derivatives	(3)	(3)	(7)	(33)
Other income (loss)	7	(30)	12	(68)
Total other revenues	548	334	1,582	1,410
Operating expenses:
Salaries and employee benefits	145	145	454	423
Support services from HSBC affiliates	432	428	1,292	1,246
Occupancy expense, net	13	12	37	53
Other expenses	71	86	234	318
Total operating expenses	661	671	2,017	2,040
Income before income tax	496	115	1,063	611
Income tax expense	118	27	236	129
Net income	$378	$88	$827	$482

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income	$378	$88	$827	$482
Net change in unrealized gains (losses), net of tax:
Investment securities	147	550	356	360
Fair value option liabilities attributable to our own credit spread	(23)	4	(27)	(37)
Derivatives designated as cash flow hedges	(8)	(107)	(124)	(43)
Pension and post-retirement benefit plans	(1)	(1)	(1)	(1)
Total other comprehensive income	115	446	204	279
Comprehensive income	$493	$534	$1,031	$761

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2025	December 31, 2024
	(in millions)
Assets(1)
Cash and due from banks	$1,099	$621
Interest bearing deposits with banks	23,995	22,625
Federal funds sold and securities purchased under agreements to resell	4,851	14,313
Trading assets (includes $3.5 billion and $3.6 billion pledged to creditors at September 30, 2025 and December 31, 2024, respectively)	19,905	21,231
Securities available-for-sale (amortized cost of $31.8 billion and $27.2 billion at September 30, 2025 and December 31, 2024, respectively, and includes $1.9 billion and $0.6 billion pledged to creditors at September 30, 2025 and December 31, 2024, respectively)	29,991	24,937
Securities held-to-maturity (fair value of $18.0 billion and $17.0 billion at September 30, 2025 and December 31, 2024, respectively)	18,265	17,798
Loans (includes $9 million and $11 million designated under fair value option at September 30, 2025 and December 31, 2024, respectively)	64,503	62,753
Less – allowance for credit losses	525	537
Loans, net	63,978	62,216
Loans held for sale (includes $424 million and $395 million designated under fair value option at September 30, 2025 and December 31, 2024, respectively)	650	406
Properties and equipment, net	69	73
Goodwill	458	458
Other assets (includes nil and $16 million designated under fair value option at September 30, 2025 and December 31, 2024, respectively)	6,629	6,053
Total assets	$169,890	$170,731
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$20,981	$21,251
Interest bearing (includes $4.7 billion and $4.0 billion designated under fair value option at September 30, 2025 and December 31, 2024, respectively)	96,027	96,656
Foreign deposits - interest bearing	5,752	5,443
Total deposits	122,760	123,350
Short-term borrowings	6,309	7,352
Long-term debt (includes $8.4 billion and $7.9 billion designated under fair value option at September 30, 2025 and December 31, 2024, respectively)	23,183	20,717
Total debt	152,252	151,419
Trading liabilities	2,477	3,907
Interest, taxes and other liabilities (includes $11 million and $16 million designated under fair value option at September 30, 2025 and December 31, 2024, respectively)	3,170	2,916
Total liabilities	157,899	158,242
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding at both September 30, 2025 and December 31, 2024)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding at both September 30, 2025 and December 31, 2024)	—	—
Additional paid-in capital	12,706	12,727
Retained earnings	588	1,269
Accumulated other comprehensive loss	(1,568)	(1,772)
Total common equity	11,726	12,224
Total equity	11,991	12,489
Total liabilities and equity	$169,890	$170,731

HSBC USA Inc.
(1)The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at September 30, 2025 and December 31, 2024. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 15, "Variable Interest Entities," for additional information.

	September 30, 2025	December 31, 2024
	(in millions)
Assets
Other assets	$7	$11
Total assets	$7	$11
Liabilities
Interest, taxes and other liabilities	$14	$4
Total liabilities	$14	$4

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30,	2025	2024
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,718	12,736
Employee benefit plans	(12)	(2)
Balance at end of period	12,706	12,734
Retained earnings
Balance at beginning of period	710	946
Net income	378	88
Cash dividends declared on common stock	(500)	—
Balance at end of period	588	1,034
Accumulated other comprehensive loss
Balance at beginning of period	(1,683)	(2,093)
Other comprehensive income, net of tax	115	446
Balance at end of period	(1,568)	(1,647)
Total common equity	11,726	12,121
Total equity	$11,991	$12,386

Nine Months Ended September 30,	2025	2024
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,727	12,740
Employee benefit plans	(21)	(6)
Balance at end of period	12,706	12,734
Retained earnings
Balance at beginning of period	1,269	560
Net income	827	482
Cash dividends declared on preferred stock	(8)	(8)
Cash dividends declared on common stock	(1,500)	—
Balance at end of period	588	1,034
Accumulated other comprehensive loss
Balance at beginning of period	(1,772)	(1,926)
Other comprehensive income, net of tax	204	279
Balance at end of period	(1,568)	(1,647)
Total common equity	11,726	12,121
Total equity	$11,991	$12,386

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2025	2024
	(in millions)
Cash flows from operating activities
Net income	$827	$482
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	(49)	(36)
Provision for credit losses	76	36
Net realized losses (gains) on securities available-for-sale	(35)	138
Net change in other assets and liabilities	(472)	(870)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(467)	(658)
Sales and collections of loans held for sale	432	187
Net change in trading assets and liabilities	(323)	(240)
Lower of amortized cost or fair value adjustments on loans held for sale	2	(3)
Loss on instruments designated at fair value and related derivatives	7	33
Net cash used in operating activities	(2)	(931)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	9,462	9,568
Securities available-for-sale:
Purchases of securities available-for-sale	(12,806)	(6,517)
Proceeds from sales of securities available-for-sale	5,879	4,317
Proceeds from paydowns and maturities of securities available-for-sale	2,923	2,727
Securities held-to-maturity:
Purchases of securities held-to-maturity	(1,697)	(3,039)
Proceeds from paydowns and maturities of securities held-to-maturity	1,275	914
Change in loans:
Originations, net of collections	(2,735)	(5,326)
Loans sold to third parties	930	2,395
Net cash used for acquisitions of properties and equipment	—	(9)
Other, net	(108)	(94)
Net cash provided by investing activities	3,123	4,936
Cash flows from financing activities
Net change in deposits	(752)	2,007
Debt:
Net change in short-term borrowings	(989)	(2,261)
Issuance of long-term debt	10,606	5,267
Repayment of long-term debt	(8,609)	(5,664)
Other decreases in capital surplus	(21)	(6)
Dividends paid	(1,508)	(8)
Net cash used in financing activities	(1,273)	(665)
Net change in cash and due from banks and interest bearing deposits with banks	1,848	3,340
Cash and due from banks and interest bearing deposits with banks at beginning of period	23,246	25,719
Cash and due from banks and interest bearing deposits with banks at end of period	$25,094	$29,059

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Fee Income from Contracts with Customers	43
2	Trading Assets and Liabilities	10	12	Related Party Transactions	44
3	Securities	11	13	Business Segments	46
4	Loans	15	14	Retained Earnings and Regulatory Capital Requirements	50
5	Allowance for Credit Losses	28	15	Variable Interest Entities	51
6	Loans Held for Sale	31	16	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	53
7	Goodwill	32	17	Fair Value Measurements	58
8	Derivative Financial Instruments	32	18	Litigation and Regulatory Matters	74
9	Fair Value Option	38	19	New Accounting Pronouncements	75
10	Accumulated Other Comprehensive Loss	41

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

HSBC USA Inc.
2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Trading assets:
U.S. Treasury	$3,606	$3,676
U.S. Government agency issued or guaranteed	1	1
U.S. Government sponsored enterprises	1,304	1,166
Foreign bonds	921	783
Equity securities	12,586	13,844
Precious metals	346	163
Derivatives, net	1,141	1,598
Total trading assets	$19,905	$21,231
Trading liabilities:
Securities sold, not yet purchased	$1,396	$1,489
Payables for precious metals	12	70
Derivatives, net	1,069	2,348
Total trading liabilities	$2,477	$3,907
At September 30, 2025 and December 31, 2024, the fair value of derivatives included in trading assets is net of $1,601 million and $2,813 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2025 and December 31, 2024, the fair value of derivatives included in trading liabilities is net of $1,135 million and $1,291 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 8, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $37 million and $113 million during the three and nine months ended September 30, 2025, respectively, compared with $46 million and $133 million during the three and nine months ended September 30, 2024, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

September 30, 2025	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$14,023	$—	$7	$(175)	$13,855
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,089	—	—	(589)	2,500
Collateralized mortgage obligations	1,249	—	—	(246)	1,003
Direct agency obligations	540	—	1	(5)	536
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,920	—	—	(376)	4,544
Collateralized mortgage obligations	3,218	—	2	(429)	2,791
Direct agency obligations	140	—	4	—	144
Asset-backed securities collateralized by:
Home equity mortgages	9	—	—	—	9
Corporate loans	179	—	—	—	179
Other	89	—	—	(9)	80
Foreign debt securities(1)	4,348	—	3	(1)	4,350
Total available-for-sale securities	$31,804	$—	$17	$(1,830)	$29,991
Securities held-to-maturity:
U.S. Treasury	$2,836	$—	$3	$(9)	$2,830
U.S. Government sponsored enterprises:
Mortgage-backed securities	877	—	—	(44)	833
Collateralized mortgage obligations	210	—	3	(8)	205
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	12,995	—	102	(178)	12,919
Collateralized mortgage obligations	1,345	—	—	(104)	1,241
Obligations of U.S. states and political subdivisions	2	—	—	—	2
Total held-to-maturity securities	$18,265	$—	$108	$(343)	$18,030

HSBC USA Inc.

December 31, 2024	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$10,250	$—	$7	$(205)	$10,052
U.S. Government sponsored enterprises:
Mortgage-backed securities	3,242	—	—	(691)	2,551
Collateralized mortgage obligations	1,324	—	—	(309)	1,015
Direct agency obligations	730	—	1	(8)	723
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,286	—	—	(543)	4,743
Collateralized mortgage obligations	2,602	—	—	(528)	2,074
Direct agency obligations	156	—	5	—	161
Asset-backed securities collateralized by:
Home equity mortgages	11	—	—	(1)	10
Other	98	—	—	(11)	87
Foreign debt securities(1)	3,522	—	1	(2)	3,521
Total available-for-sale securities	$27,221	$—	$14	$(2,298)	$24,937
Securities held-to-maturity:
U.S. Treasury	$2,807	$—	$—	$(86)	$2,721
U.S. Government sponsored enterprises:
Mortgage-backed securities	920	—	—	(77)	843
Collateralized mortgage obligations	245	—	2	(13)	234
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	12,313	—	6	(449)	11,870
Collateralized mortgage obligations	1,511	—	—	(152)	1,359
Obligations of U.S. states and political subdivisions	2	—	—	—	2
Total held-to-maturity securities	$17,798	$—	$8	$(777)	$17,029

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
At both September 30, 2025 and December 31, 2024, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type at September 30, 2025 and December 31, 2024 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At September 30, 2025
U.S. Treasury	9	$(3)	$3,294	49	$(172)	$7,012
U.S. Government sponsored enterprises	1	—	—	133	(840)	3,668
U.S. Government agency issued or guaranteed	5	(11)	571	135	(794)	6,027
Asset-backed securities	2	—	129	6	(9)	88
Foreign debt securities	12	(1)	1,900	3	—	245
Securities available-for-sale	29	$(15)	$5,894	326	$(1,815)	$17,040
At December 31, 2024
U.S. Treasury	14	$(15)	$3,402	38	$(190)	$4,055
U.S. Government sponsored enterprises	—	—	—	137	(1,008)	3,871
U.S. Government agency issued or guaranteed	4	(28)	526	137	(1,043)	6,311
Asset-backed securities	—	—	—	6	(12)	97
Foreign debt securities	22	(2)	2,534	1	—	50
Securities available-for-sale	40	$(45)	$6,462	319	$(2,253)	$14,384
Gross unrealized losses decreased as compared with December 31, 2024 due primarily to decreasing yields on U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At September 30, 2025, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("lifetime ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both September 30, 2025 and December 31, 2024, the allowance for credit losses on securities held-to-maturity was nil.
At both September 30, 2025 and December 31, 2024, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At both September 30, 2025 and December 31, 2024, all of our securities held-to-maturity were investment grade.

HSBC USA Inc.
Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Gross realized gains	$26	$1	$36	$15
Gross realized losses	—	(149)	(1)	(153)
Net realized gains (losses)	$26	$(148)	$35	$(138)
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
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2025 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at September 30, 2025, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2025.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$871	1.23%	$9,054	3.64%	$1,691	4.13%	$2,407	2.95%
U.S. Government sponsored enterprises	29	1.66	512	1.80	1	3.44	4,336	1.81
U.S. Government agency issued or guaranteed	—	—	—	—	1	7.11	8,277	3.20
Asset-backed securities	—	—	42	4.40	46	3.94	189	5.18
Foreign debt securities	2,041	.97	1,768	4.22	539	4.10	—	—
Total amortized cost	$2,941	1.05%	$11,376	3.65%	$2,278	4.12%	$15,209	2.79%
Total fair value	$2,939		$11,343		$2,272		$13,437
Held-to-maturity:
U.S. Treasury	$—	—%	$2,550	3.66%	$286	3.69%	$—	—%
U.S. Government sponsored enterprises	—	—	199	2.85	573	3.69	315	2.89
U.S. Government agency issued or guaranteed	—	—	—	—	9	5.92	14,331	4.70
Obligations of U.S. states and political subdivisions	—	—	2	3.41	—	—	—	—
Total amortized cost	$—	—%	$2,751	3.60%	$868	3.72%	$14,646	4.66%
Total fair value	$—		$2,744		$840		$14,446

HSBC USA Inc.
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Equity securities carried at fair value	$246	$250
Equity securities without readily determinable fair values	16	15
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the nine months ended September 30, 2025 and 2024, we determined that certain equity securities without readily determinable fair values were impaired and, as a result, we recorded an impairment loss of $4 million in both periods as a component of other income (loss) in the consolidated statement of income.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $437 million, respectively, at September 30, 2025 and $95 million and $438 million, respectively, at December 31, 2024. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

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
Loans consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Commercial loans:
Real estate, including construction	$6,241	$6,612
Business and corporate banking	25,802	25,426
Other commercial:
Affiliates(1)	6,417	5,449
Other	3,410	3,564
Total other commercial	9,827	9,013
Total commercial	41,870	41,051
Consumer loans:
Residential mortgages	21,994	21,035
Home equity mortgages	388	393
Credit cards	175	195
Other consumer(2)	76	79
Total consumer	22,633	21,702
Total loans	$64,503	$62,753

(1)See Note 12, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
(2)Includes certain student loans that we have elected to designate under the fair value option and are therefore carried at fair value, which totaled $9 million and $11 million at September 30, 2025 and December 31, 2024, respectively. See Note 9, "Fair Value Option," for further details.
Net deferred origination costs totaled $28 million and $32 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, we had a net unamortized discount on our loans of $8 million and $10 million, respectively.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at September 30, 2025 and December 31, 2024. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At September 30, 2025
Commercial loans:
Real estate, including construction	$—	$8	$8	$6,233	$6,241
Business and corporate banking	2	59	61	25,741	25,802
Other commercial	173	2	175	9,652	9,827
Total commercial	175	69	244	41,626	41,870
Consumer loans:
Residential mortgages	179	95	274	21,720	21,994
Home equity mortgages	2	4	6	382	388
Credit cards	2	2	4	171	175
Other consumer	1	1	2	74	76
Total consumer	184	102	286	22,347	22,633
Total loans	$359	$171	$530	$63,973	$64,503
At December 31, 2024
Commercial loans:
Real estate, including construction	$4	$19	$23	$6,589	$6,612
Business and corporate banking	63	182	245	25,181	25,426
Other commercial	31	—	31	8,982	9,013
Total commercial	98	201	299	40,752	41,051
Consumer loans:
Residential mortgages	174	105	279	20,756	21,035
Home equity mortgages	2	4	6	387	393
Credit cards	2	2	4	191	195
Other consumer	2	1	3	76	79
Total consumer	180	112	292	21,410	21,702
Total loans	$278	$313	$591	$62,162	$62,753

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At September 30, 2025
Commercial loans:
Real estate, including construction	$324	$—	$1
Business and corporate banking	263	45	38
Other commercial	5	—	5
Total commercial	592	45	44
Consumer loans:
Residential mortgages(1)(2)(3)	199	—	75
Home equity mortgages(1)(2)	9	—	5
Credit cards	—	2	—
Other consumer	—	1	—
Total consumer	208	3	80
Total nonperforming loans	$800	$48	$124
At December 31, 2024
Commercial loans:
Real estate, including construction	$261	$—	$21
Business and corporate banking	280	147	33
Total commercial	541	147	54
Consumer loans:
Residential mortgages(1)(2)(3)	173	—	80
Home equity mortgages(1)(2)	6	—	5
Credit cards	—	3	—
Other consumer	—	1	—
Total consumer	179	4	85
Total nonperforming loans	$720	$151	$139

(1)At September 30, 2025 and December 31, 2024, nonaccrual consumer mortgage loans include $108 million and $106 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
Interest income that was recorded on nonaccrual loans and included in interest income totaled nil and $3 million during the three and nine months ended September 30, 2025, respectively, compared with $11 million and $19 million during the three and nine months ended September 30, 2024, respectively.

HSBC USA Inc.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At September 30, 2025 and December 31, 2024, we had collateral-dependent residential mortgage loans totaling $270 million and $282 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At September 30, 2025 and December 31, 2024, we had collateral-dependent commercial loans totaling $568 million and $524 million, respectively.
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
The following table presents information about loan payment modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024 by type of modification, including the period-end carrying value and as a percentage of total loans.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended September 30, 2025
Commercial loans:
Real estate, including construction	$—	$—	$226	$—	$226	3.6%
Business and corporate banking	27	—	23	—	50	.2
Total commercial	27	—	249	—	276	.7
Consumer loans:
Residential mortgages(2)	—	—	3	—	3	.0
Total consumer	—	—	3	—	3	.0
Total	$27	$—	$252	$—	$279	.4

HSBC USA Inc.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended September 30, 2024
Commercial loans:
Real estate, including construction	$—	$33	$43	$—	$76	1.1%
Business and corporate banking	—	—	6	—	6	.0
Total commercial	$—	$33	$49	$—	$82	.2

Nine Months Ended September 30, 2025
Commercial loans:
Real estate, including construction	$—	$—	$226	$—	$226	3.6%
Business and corporate banking	51	—	113	3	167	.6
Total commercial	51	—	339	3	393	.9
Consumer loans:
Residential mortgages(2)	—	—	36	2	38	.2
Total consumer	—	—	36	2	38	.2
Total	$51	$—	$375	$5	$431	.7

Nine Months Ended September 30, 2024
Commercial loans:
Real estate, including construction	$—	$33	$43	$159	$235	3.5%
Business and corporate banking	—	—	72	5	77	.3
Total commercial	—	33	115	164	312	.8
Consumer loans:
Residential mortgages(2)	—	—	—	1	1	.0
Total consumer	—	—	—	1	1	.0
Total	$—	$33	$115	$165	$313	.5

(1)Represents loans with more than one type of payment modification during the period.
(2)During the nine months ended September 30, 2025, the carrying value of consumer mortgage loans with a payment modification primarily includes loans where the borrowers were provided with payment deferrals as a result of the recent California wildfires. During the nine months ended September 30, 2024, the carrying value of consumer mortgage loans with a payment modification includes loans that were recorded at the lower of amortized cost or fair value of the collateral less cost to sell.
At September 30, 2025 and December 31, 2024, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the respective year-to-date periods totaled $172 million and $25 million, respectively.

HSBC USA Inc.
The following table summarizes the financial effect of loan payment modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024 by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Three Months Ended September 30, 2025
Commercial loans:
Real estate, including construction	—%	$—	0.3
Business and corporate banking	1.1	—	2.7
Consumer loans:
Residential mortgages	—	—	0.5

Three Months Ended September 30, 2024
Commercial loans:
Real estate, including construction	—%	$—	2.2
Business and corporate banking	—	—	1.6

Nine Months Ended September 30, 2025
Commercial loans:
Real estate, including construction	—%	$—	0.3
Business and corporate banking	.7	—	1.4
Consumer loans:
Residential mortgages	1.0	—	0.7

Nine Months Ended September 30, 2024
Commercial loans:
Real estate, including construction	5.6%	$—	3.1
Business and corporate banking	.3	—	1.7
Consumer loans:
Residential mortgages	.5	—	0.6
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

HSBC USA Inc.
The following table presents loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent during the three and nine months ended September 30, 2025 and 2024 by type of modification:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total
	(in millions)
Nine Months Ended September 30, 2025
Consumer loans:
Residential mortgages	$—	$—	$1	$—	$1
Total consumer	$—	$—	$1	$—	$1

Nine Months Ended September 30, 2024
Commercial loans:
Business and corporate banking	$—	$—	$1	$—	$1
Total commercial	$—	$—	$1	$—	$1

(1)Represents loans with more than one type of payment modification during the period.
The following table presents the past due status of loans to borrowers experiencing financial difficulty with a payment modification during the previous 12 months at September 30, 2025 and December 31, 2024:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At September 30, 2025
Commercial loans:
Real estate, including construction	$—	$—	$318	$318
Business and corporate banking	—	13	197	210
Total commercial	—	13	515	528
Consumer loans:
Residential mortgages	2	—	37	39
Total consumer	2	—	37	39
Total	$2	$13	$552	$567
At December 31, 2024
Commercial loans:
Real estate, including construction	$—	$—	$232	$232
Business and corporate banking	—	29	177	206
Total commercial	—	29	409	438
Consumer loans:
Residential mortgages	1	—	4	5
Total consumer	1	—	4	5
Total	$1	$29	$413	$443

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
The following table summarizes our criticized commercial loans, including a disaggregation of the loans by year of origination at September 30, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2025
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$—	$60	$—	$28	$—	$—	$88
Substandard	2	—	—	55	—	371	—	—	428
Doubtful	—	—	—	—	27	275	17	—	319
Total real estate, including construction	2	—	—	115	27	674	17	—	835
Business and corporate banking:
Special mention	145	138	111	118	49	260	156	7	984
Substandard	160	259	62	96	27	368	289	12	1,273
Doubtful	4	60	10	23	—	47	33	—	177
Total business and corporate banking	309	457	183	237	76	675	478	19	2,434
Other commercial:
Substandard	—	—	1	—	—	—	—	—	1
Total other commercial	—	—	1	—	—	—	—	—	1
Total commercial	$311	$457	$184	$352	$103	$1,349	$495	$19	$3,270
Total commercial:
Special mention	$145	$138	$111	$178	$49	$288	$156	$7	$1,072
Substandard	162	259	63	151	27	739	289	12	1,702
Doubtful	4	60	10	23	27	322	50	—	496
Total commercial	$311	$457	$184	$352	$103	$1,349	$495	$19	$3,270

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Special mention	$—	$—	$104	$—	$—	$—	$—	$—	$104
Substandard	—	—	64	—	—	432	28	—	524
Doubtful	—	—	—	32	—	207	—	—	239
Total real estate, including construction	—	—	168	32	—	639	28	—	867
Business and corporate banking:
Special mention	194	235	126	27	3	178	143	18	924
Substandard	141	103	44	43	—	210	541	5	1,087
Doubtful	1	10	—	—	—	178	44	—	233
Total business and corporate banking	336	348	170	70	3	566	728	23	2,244
Total commercial	$336	$348	$338	$102	$3	$1,205	$756	$23	$3,111
Total commercial:
Special mention	$194	$235	$230	$27	$3	$178	$143	$18	$1,028
Substandard	141	103	108	43	—	642	569	5	1,611
Doubtful	1	10	—	32	—	385	44	—	472
Total commercial	$336	$348	$338	$102	$3	$1,205	$756	$23	$3,111
Nonperforming  The following table summarizes the nonperforming status of our commercial loan portfolio, including a disaggregation of the loans by year of origination at September 30, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2025
	(in millions)
Real estate, including construction:
Performing loans	$583	$1,471	$508	$915	$552	$1,873	$13	$2	$5,917
Nonaccrual loans	—	—	—	—	28	278	18	—	324
Total real estate, including construction	583	1,471	508	915	580	2,151	31	2	6,241
Business and corporate banking:
Performing loans	1,782	2,978	1,687	1,430	1,373	7,920	8,009	315	25,494
Nonaccrual loans	4	65	11	24	—	125	34	—	263
Accruing loans contractually past due 90 days or more	—	—	—	—	—	45	—	—	45
Total business and corporate banking	1,786	3,043	1,698	1,454	1,373	8,090	8,043	315	25,802
Other commercial:
Performing loans	148	439	105	203	76	1,509	7,342	—	9,822
Nonaccrual loans	—	—	1	—	—	4	—	—	5
Total other commercial	148	439	106	203	76	1,513	7,342	—	9,827
Total commercial	$2,517	$4,953	$2,312	$2,572	$2,029	$11,754	$15,416	$317	$41,870
Total commercial:
Performing loans	$2,513	$4,888	$2,300	$2,548	$2,001	$11,302	$15,364	$317	$41,233
Nonaccrual loans	4	65	12	24	28	407	52	—	592
Accruing loans contractually past due 90 days or more	—	—	—	—	—	45	—	—	45
Total commercial	$2,517	$4,953	$2,312	$2,572	$2,029	$11,754	$15,416	$317	$41,870

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Performing loans	$1,035	$946	$1,109	$850	$262	$2,129	$17	$3	$6,351
Nonaccrual loans	—	—	—	32	—	210	19	—	261
Total real estate, including construction	1,035	946	1,109	882	262	2,339	36	3	6,612
Business and corporate banking:
Performing loans	2,322	2,734	1,721	1,986	276	7,477	8,188	295	24,999
Nonaccrual loans	2	11	1	—	—	205	61	—	280
Accruing loans contractually past due 90 days or more	—	40	—	—	—	47	60	—	147
Total business and corporate banking	2,324	2,785	1,722	1,986	276	7,729	8,309	295	25,426
Other commercial:
Performing loans	493	90	281	136	504	1,565	5,944	—	9,013
Total other commercial	493	90	281	136	504	1,565	5,944	—	9,013
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Total commercial:
Performing loans	$3,850	$3,770	$3,111	$2,972	$1,042	$11,171	$14,149	$298	$40,363
Nonaccrual loans	2	11	1	32	—	415	80	—	541
Accruing loans contractually past due 90 days or more	—	40	—	—	—	47	60	—	147
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Credit risk profile  Commercial loans are assigned a credit rating based on the estimated probability of default. Investment grade includes loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system. The following table summarizes the credit risk profile of our commercial loan portfolio, including a disaggregation of the loans by year of origination at September 30, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2025
	(in millions)
Real estate, including construction:
Investment grade	$122	$711	$283	$23	$196	$525	$10	$—	$1,870
Non-investment grade	461	760	225	892	384	1,626	21	2	4,371
Total real estate, including construction	583	1,471	508	915	580	2,151	31	2	6,241
Business and corporate banking:
Investment grade	1,272	1,841	939	887	767	5,190	4,708	71	15,675
Non-investment grade	514	1,202	759	567	606	2,900	3,335	244	10,127
Total business and corporate banking	1,786	3,043	1,698	1,454	1,373	8,090	8,043	315	25,802
Other commercial:
Investment grade	71	293	55	70	76	1,132	6,519	—	8,216
Non-investment grade	77	146	51	133	—	381	823	—	1,611
Total other commercial	148	439	106	203	76	1,513	7,342	—	9,827
Total commercial	$2,517	$4,953	$2,312	$2,572	$2,029	$11,754	$15,416	$317	$41,870
Total commercial:
Investment grade	$1,465	$2,845	$1,277	$980	$1,039	$6,847	$11,237	$71	$25,761
Non-investment grade	1,052	2,108	1,035	1,592	990	4,907	4,179	246	16,109
Total commercial	$2,517	$4,953	$2,312	$2,572	$2,029	$11,754	$15,416	$317	$41,870

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Investment grade	$67	$307	$27	$—	$165	$757	$—	$—	$1,323
Non-investment grade	968	639	1,082	882	97	1,582	36	3	5,289
Total real estate, including construction	1,035	946	1,109	882	262	2,339	36	3	6,612
Business and corporate banking:
Investment grade	1,325	1,668	981	1,357	190	4,896	4,752	88	15,257
Non-investment grade	999	1,117	741	629	86	2,833	3,557	207	10,169
Total business and corporate banking	2,324	2,785	1,722	1,986	276	7,729	8,309	295	25,426
Other commercial:
Investment grade	365	71	141	86	220	1,258	5,783	—	7,924
Non-investment grade	128	19	140	50	284	307	161	—	1,089
Total other commercial	493	90	281	136	504	1,565	5,944	—	9,013
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Total commercial:
Investment grade	$1,757	$2,046	$1,149	$1,443	$575	$6,911	$10,535	$88	$24,504
Non-investment grade	2,095	1,775	1,963	1,561	467	4,722	3,754	210	16,547
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination, during the nine months ended September 30, 2025 and 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Nine Months Ended September 30, 2025
Real estate, including construction	$—	$—	$—	$—	$2	$27	$—	$—	$29
Business and corporate banking	—	1	18	—	—	3	55	—	77
Total commercial	$—	$1	$18	$—	$2	$30	$55	$—	$106

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Nine Months Ended September 30, 2024
Business and corporate banking	$—	$—	$—	$32	$—	$24	$1	$—	$57
Total commercial	$—	$—	$—	$32	$—	$24	$1	$—	$57

HSBC USA Inc.
Consumer Loan Credit Quality Indicators and Gross Charge-offs by Year of Origination
The following credit quality indicators are utilized to monitor our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency for our consumer loan portfolio, including a disaggregation of the loans by year of origination at September 30, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total at Sep. 30, 2025
	(in millions)
Residential mortgages(1)(2)	$1	$2	$6	$5	$3	$107	$—	$124
Home equity mortgages(1)(2)	—	—	—	1	—	4	—	5
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—		1	—	1
Total consumer	$1	$2	$6	$6	$3	$112	$3	$133

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Dec. 31, 2024
	(in millions)
Residential mortgages(1)(2)	$1	$5	$11	$2	$12	$103	$—	$134
Home equity mortgages(1)(2)	—	—	—	—	—	4	—	4
Credit cards	—	—	—	—	—	—	3	3
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$1	$5	$11	$2	$12	$108	$3	$142

(1)At September 30, 2025 and December 31, 2024, consumer mortgage loan delinquency includes $62 million and $67 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At both September 30, 2025 and December 31, 2024, consumer mortgage loans include $32 million of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the nonperforming status of our consumer loan portfolio, including a disaggregation of the loans by year of origination at September 30, 2025 and December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total at Sep. 30, 2025
	(in millions)
Residential mortgages:
Performing loans	$2,684	$3,703	$2,086	$2,500	$3,767	$7,055	$—	$21,795
Nonaccrual loans	—	7	13	13	11	155	—	199
Total residential mortgages	2,684	3,710	2,099	2,513	3,778	7,210	—	21,994
Home equity mortgages:
Performing loans	43	46	65	60	8	157	—	379
Nonaccrual loans	—	—	2	1	1	5	—	9
Total home equity mortgages	43	46	67	61	9	162	—	388
Credit cards:
Performing loans	—	—	—	—	—	—	173	173
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	2	2
Total credit cards	—	—	—	—	—	—	175	175
Other consumer:
Performing loans	—	1	1	—	8	60	5	75
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	—	1
Total other consumer	—	1	1	—	8	61	5	76
Total consumer	$2,727	$3,757	$2,167	$2,574	$3,795	$7,433	$180	$22,633
Total consumer:
Performing loans	$2,727	$3,750	$2,152	$2,560	$3,783	$7,272	$178	$22,422
Nonaccrual loans	—	7	15	14	12	160	—	208
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	2	3
Total consumer	$2,727	$3,757	$2,167	$2,574	$3,795	$7,433	$180	$22,633

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Dec. 31, 2024
	(in millions)
Residential mortgages:
Performing loans	$4,237	$2,314	$2,615	$3,924	$2,601	$5,171	$—	$20,862
Nonaccrual loans	—	5	10	8	10	140	—	173
Total residential mortgages	4,237	2,319	2,625	3,932	2,611	5,311	—	21,035
Home equity mortgages:
Performing loans	47	81	60	9	18	172	—	387
Nonaccrual loans	—	—	—	—	—	6	—	6
Total home equity mortgages	47	81	60	9	18	178	—	393
Credit cards:
Performing loans	—	—	—	—	—	—	192	192
Accruing loans contractually past due 90 days or more	—	—	—	—	—	—	3	3
Total credit cards	—	—	—	—	—	—	195	195
Other consumer:
Performing loans	—	—	3	8	4	59	4	78
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	—	1
Total other consumer	—	—	3	8	4	60	4	79
Total consumer	$4,284	$2,400	$2,688	$3,949	$2,633	$5,549	$199	$21,702
Total consumer:
Performing loans	$4,284	$2,395	$2,678	$3,941	$2,623	$5,402	$196	$21,519
Nonaccrual loans	—	5	10	8	10	146	—	179
Accruing loans contractually past due 90 days or more	—	—	—	—	—	1	3	4
Total consumer	$4,284	$2,400	$2,688	$3,949	$2,633	$5,549	$199	$21,702
Gross Charge-offs  The following table summarizes gross charge-off dollars in our consumer loan portfolio, disaggregated by year of origination, during the nine months ended September 30, 2025 and 2024:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in millions)
Nine Months Ended September 30, 2025
Residential mortgages	$—	$—	$—	$—	$—	$1	$—	$1
Credit cards	—	—	—	—	—	—	5	5
Total consumer	$—	$—	$—	$—	$—	$1	$5	$6

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in millions)
Nine Months Ended September 30, 2024
Credit cards	$—	$—	$—	$—	$—	$—	$6	$6
Other consumer	—	—	—	—	—	1	—	1
Total consumer	$—	$—	$—	$—	$—	$1	$6	$7
Concentration of Credit Risk  At September 30, 2025 and December 31, 2024, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $4,668 million and $4,650 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

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
Updates to Economic Scenarios and Other Changes During the Nine Months Ended September 30, 2025 During the first half of 2025, economic uncertainty increased due to the potential impacts of new trade and other economic policies in the United States, including tariffs, along with the ongoing uncertainty associated with elevated interest rates and the effects from higher inflation. These factors continued to create economic uncertainty during the third quarter of 2025. We updated our Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at September 30, 2025. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, lower equal weights placed on the Upside and Downside scenarios, and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the Central, Upside, Downside and Alternative Downside scenarios at September 30, 2025. The economic assumptions described in this section have been formed specifically for the purpose of calculating lifetime ECL.
In the Central scenario, inflation increases in 2025 driven by tariffs and supply chain disruptions. Amid trade policy uncertainty and slowing momentum, U.S. Gross Domestic Product ("GDP") growth moderates in 2025 and remains low in 2026 compared with 2024. The FRB continues reducing its policy rate in the fourth quarter of 2025 as growth considerations start to outweigh inflation concerns. The unemployment rate remains slightly elevated in 2025 and 2026, while residential housing price growth remains muted. In the financial markets, the growth in financial asset prices moderates in 2025 and 2026 compared with 2024.
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

HSBC USA Inc.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL at September 30, 2025, June 30, 2025 and December 31, 2024:

	For the Quarter Ended
	December 31, 2025	June 30, 2026	December 31, 2026
Unemployment rate (quarterly average):
Forecast at September 30, 2025	4.5%	4.6%	4.4%
Forecast at June 30, 2025	4.6	4.6	4.5
Forecast at December 31, 2024	4.4	4.3	4.3
GDP growth rate (year-over-year):
Forecast at September 30, 2025	1.1	1.3	1.8
Forecast at June 30, 2025	1.1	1.6	1.6
Forecast at December 31, 2024	1.8	1.6	1.6
In addition to the updates to the economic scenarios, during the three months ended September 30, 2025, we decreased our commercial allowance for credit losses for risk associated with large loan exposures driven by improved probability of default estimates. During the three months ended September 30, 2025, we also decreased our commercial allowance for credit losses associated with individually assessed loans due primarily to charge-offs, while in the year-to-date period, we increased our commercial allowance for credit losses associated with individually assessed loans due primarily to downgrades, including the downgrade of a large commercial real estate loan in the first quarter. Additionally, during the three and nine months ended September 30, 2025, we decreased the management judgment allowance on our commercial loan portfolio for risk factors associated with higher risk exposures that are not fully captured in the models reflecting a reduction in exposures.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	September 30, 2025	December 31, 2024
	(in millions)
Allowance for credit losses:
Loans	$525	$537
Securities held-to-maturity(1)	—	—
Other financial assets measured at amortized cost(2)	—	—
Securities available-for-sale(1)	—	—
Total allowance for credit losses	$525	$537

Liability for off-balance sheet credit exposures	$128	$139

(1)See Note 3, "Securities," for additional information regarding the allowance for credit losses associated with our security portfolios.
(2)Primarily includes accrued interest receivables and customer acceptances.

HSBC USA Inc.
The following table summarizes the changes in the allowance for credit losses on loans by product or line of business during the three and nine months ended September 30, 2025 and 2024:

	Commercial Loans			Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking(1)	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total Loans
	(in millions)
Three Months Ended September 30, 2025
Allowance for credit losses – beginning of period	$180	$430	$1	$(17)	$5	$12	$3	$614
Provision charged (credited) to income	(5)	(51)	(1)	3	—	—	—	(54)
Charge-offs	(2)	(37)	—	(1)	—	(1)	—	(41)
Recoveries	1	3	—	1	—	1	—	6
Net (charge-offs) recoveries	(1)	(34)	—	—	—	—	—	(35)
Allowance for credit losses – end of period	$174	$345	$—	$(14)	$5	$12	$3	$525

Three Months Ended September 30, 2024
Allowance for credit losses – beginning of period	$145	$421	$1	$(7)	$7	$13	$3	$583
Provision charged (credited) to income	17	(48)	—	(2)	1	1	1	(30)
Charge-offs	—	(5)	—	—	—	(2)	(1)	(8)
Recoveries	—	—	—	1	—	1	—	2
Net (charge-offs) recoveries	—	(5)	—	1	—	(1)	(1)	(6)
Allowance for credit losses – end of period	$162	$368	$1	$(8)	$8	$13	$3	$547

Nine Months Ended September 30, 2025
Allowance for credit losses – beginning of period	$144	$381	$1	$(12)	$6	$13	$4	$537
Provision charged (credited) to income	58	37	(1)	(5)	(2)	1	(1)	87
Charge-offs	(29)	(77)	—	(1)	—	(5)	—	(112)
Recoveries	1	4	—	4	1	3	—	13
Net (charge-offs) recoveries	(28)	(73)	—	3	1	(2)	—	(99)
Allowance for credit losses – end of period	$174	$345	$—	$(14)	$5	$12	$3	$525

Nine Months Ended September 30, 2024
Allowance for credit losses – beginning of period	$144	$429	$1	$(9)	$7	$16	$3	$591
Provision charged (credited) to income	18	(5)	—	(2)	—	—	1	12
Charge-offs	—	(57)	—	—	—	(6)	(1)	(64)
Recoveries	—	1	—	3	1	3	—	8
Net (charge-offs) recoveries	—	(56)	—	3	1	(3)	(1)	(56)
Allowance for credit losses – end of period	$162	$368	$1	$(8)	$8	$13	$3	$547

(1)In connection with changes to our business segments as discussed further in Note 13, "Business Segments," during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
The following table summarizes the changes in the liability for off-balance sheet credit exposures during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance at beginning of period	$158	$118	$139	$111
Provision charged (credited) to income	(30)	17	(11)	24
Balance at end of period	$128	$135	$128	$135

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

	September 30, 2025	December 31, 2024
	(in millions)
Accrued interest receivables:
Loans	$255	$249
Securities held-to-maturity	72	67
Other financial assets measured at amortized cost	43	25
Securities available-for-sale	168	117
Total accrued interest receivables	538	458
Allowance for credit losses	—	—
Accrued interest receivables, net	$538	$458
During the three and nine months ended September 30, 2025 and 2024, charged-off accrued interest receivables were immaterial.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Commercial loans:
Real estate, including construction	$—	$79
Business and corporate banking(1)	649	327
Total commercial	649	406
Consumer loans:
Residential mortgages	1	—
Total consumer	1	—
Total loans held for sale	$650	$406

(1)In connection with changes to our business segments as discussed further in Note 13, "Business Segments," during the first quarter of 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
Commercial Loans Included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $424 million and $395 million at September 30, 2025 and December 31, 2024, respectively. See Note 9, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $225 million and $11 million at September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025 and 2024, lower of amortized cost or fair value adjustments on these commercial loans held for sale were immaterial.
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

HSBC USA Inc.
Revenue associated with this economic hedging program, which is reflected as a component of other income (loss) in the consolidated statement of income, was nil during the three and nine months ended September 30, 2025 and 2024.
Valuation Allowances Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on loans held for sale was $2 million and nil at September 30, 2025 and December 31, 2024, respectively.

7. Goodwill

Goodwill was $458 million at both September 30, 2025 and December 31, 2024. Goodwill for these periods reflects accumulated impairment losses of $1,819 million, which were recognized in prior periods. All of our goodwill is allocated to our Corporate and Institutional Banking business segment. During the third quarter of 2025, there were no events or changes in circumstances to indicate that it is more likely than not the goodwill in our Corporate and Institutional Banking business segment has been impaired. See Note 13, "Business Segments," for further discussion of Corporate and Institutional Banking, which was created in the first quarter of 2025.

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

HSBC USA Inc.

	September 30, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges:(1)
OTC-cleared(2)	$6	$7	$—	$—
Bilateral OTC(2)	—	9	25	5
Interest rate contracts	6	16	25	5
Derivatives accounted for as cash flow hedges:(1)
Foreign exchange contracts - bilateral OTC(2)	39	2	99	—
OTC-cleared(2)	6	8	—	—
Bilateral OTC(2)	—	3	—	4
Interest rate contracts	6	11	—	4
Total derivatives accounted for as hedges	51	29	124	9
Trading derivatives not accounted for as hedges:(3)
Exchange-traded(2)	7	6	2	2
OTC-cleared(2)	60	—	68	—
Bilateral OTC(2)	643	428	1,027	624
Interest rate contracts	710	434	1,097	626
Foreign exchange contracts - bilateral OTC(2)	8,669	8,067	16,292	16,241
Equity contracts - bilateral OTC(2)	552	994	576	634
Exchange-traded(2)	—	1	—	—
Bilateral OTC(2)	2,027	2,187	1,220	1,092
Precious metals contracts	2,027	2,188	1,220	1,092
Credit contracts - bilateral OTC(2)	76	59	246	105
Other non-qualifying derivatives not accounted for as hedges:(1)
Interest rate contracts - bilateral OTC(2)	5	72	—	97
Equity contracts - bilateral OTC(2)	698	68	440	189
Credit contracts - bilateral OTC(2)	19	77	25	94
Other contracts - bilateral OTC(2)(4)	5	23	5	31
Total derivatives	12,812	12,011	20,025	19,118
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	9,671	9,671	15,345	15,345
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	1,914	1,136	2,925	1,291
Net amounts of derivative assets / liabilities presented in the balance sheet	1,227	1,204	1,755	2,482
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	170	15	265	268
Net amounts of derivative assets / liabilities	$1,057	$1,189	$1,490	$2,214

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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet at September 30, 2025 and December 31, 2024, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At September 30, 2025
Securities available-for-sale ("AFS")	$15,724	$(927)	$(208)	$(1,135)
Deposits	1,493	(21)	14	(7)
Long-term debt	8,839	(61)	—	(61)
At December 31, 2024
Securities AFS	11,685	(1,283)	(232)	(1,515)
Deposits	1,476	(61)	37	(24)
Long-term debt	8,236	(295)	31	(264)

(1)The carrying amount of securities AFS represents the amortized cost basis.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended September 30, 2025
Interest rate contracts / Securities AFS	Net interest income	$—	$217
Interest rate contracts / Deposits	Net interest income	22	(30)
Interest rate contracts / Long-term debt	Net interest income	(12)	(148)
Total		$10	$39

Three Months Ended September 30, 2024
Interest rate contracts / Securities AFS	Net interest income	$(405)	$617
Interest rate contracts / Deposits	Net interest income	40	(53)
Interest rate contracts / Long-term debt	Net interest income	114	(274)
Total		$(251)	$290

Nine Months Ended September 30, 2025
Interest rate contracts / Securities AFS	Net interest income	$(197)	$789
Interest rate contracts / Deposits	Net interest income	66	(89)
Interest rate contracts / Long-term debt	Net interest income	76	(534)
Total		$(55)	$166

Nine Months Ended September 30, 2024
Interest rate contracts / Securities AFS	Net interest income	$67	$504
Interest rate contracts / Deposits	Net interest income	9	(92)
Interest rate contracts / Long-term debt	Net interest income	(19)	(432)
Total		$57	$(20)
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
At September 30, 2025, active cash flow hedge relationships extend or mature through July 2036. During the three and nine months ended September 30, 2025, respectively, $16 million and $43 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $22 million and $45 million during the three and nine months ended September 30, 2024, respectively. During the next twelve months, we expect to amortize $59 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2025	2024		2025	2024
	(in millions)
Three Months Ended September 30,
Foreign exchange contracts	$2	$6	Net interest income	$—	$—
Interest rate contracts	(29)	(170)	Net interest income	(16)	(22)
Total	$(27)	$(164)		$(16)	$(22)

Nine Months Ended September 30,
Foreign exchange contracts	$(1)	$5	Net interest income	$—	$—
Interest rate contracts	(207)	(107)	Net interest income	(43)	(45)
Total	$(208)	$(102)		$(43)	$(45)
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(in millions)
Interest rate contracts	Trading revenue	$(63)	$(120)	$(211)	$8
Foreign exchange contracts	Trading revenue	126	85	393	226
Equity contracts	Trading revenue	(839)	(495)	(1,108)	(2,016)
Precious metals contracts	Trading revenue	(37)	(2)	(18)	(13)
Credit contracts	Trading revenue	—	(115)	(55)	11
Total		$(813)	$(647)	$(999)	$(1,784)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$6	$69	$40	$(4)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	377	186	632	321
Equity contracts	Other income (loss)	—	4	(3)	4
Credit contracts	Other income (loss)	(4)	(14)	(13)	(45)
Other contracts(1)	Other income (loss)	(6)	(31)	(15)	(33)
Total		$373	$214	$641	$243

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at September 30, 2025 was $67 million, for which we had posted collateral of $25 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2024 was $401 million, for which we had posted collateral of $153 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$13

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2025	December 31, 2024
	(in millions)
Interest rate:
Futures and forwards	$28,759	$16,829
Swaps	120,114	104,458
Options written	546	1,217
Options purchased	549	1,222
Total interest rate	149,968	123,726
Foreign exchange:
Swaps, futures and forwards	1,179,717	1,026,047
Options written	29,873	29,739
Options purchased	30,149	29,859
Spot	50,296	32,603
Total foreign exchange	1,290,035	1,118,248
Commodities, equities and precious metals:
Swaps, futures and forwards	34,005	33,520
Options written	1,747	1,513
Options purchased	11,147	9,855
Total commodities, equities and precious metals	46,899	44,888
Credit derivatives	15,157	19,175
Other contracts(1)	1,780	1,670
Total	$1,503,839	$1,307,707

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
Loans and Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans and related unfunded commitments which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. We also elected to apply FVO accounting to certain student loans held for investment. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating-rate commercial loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At September 30, 2025 and December 31, 2024, no loans for which

HSBC USA Inc.
the fair value option has been elected were 90 days or more past due or in nonaccrual status. The fair value of the related unfunded loan commitments is recorded in interest, taxes and other liabilities on the consolidated balance sheet.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At September 30, 2025
Student loans held for investment	$9	$10	$(1)
Commercial loans held for sale	424	455	(31)
Fixed rate long-term debt	861	819	42
Hybrid instruments:
Structured deposits	4,728	4,463	265
Structured notes	7,550	7,188	362
At December 31, 2024
Student loans held for investment	$11	$13	$(2)
Commercial loans held for sale	395	399	(4)
Client share repurchase asset	16	16	—
Fixed rate long-term debt	851	847	4
Hybrid instruments:
Structured deposits	3,956	3,892	64
Structured notes	7,044	6,888	156
Client share repurchase liability	16	16	—

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three and nine months ended September 30, 2025 and 2024:

	Loans and Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended September 30, 2025
Interest rate and other components(1)	$—	$(1)	$(377)	$(378)
Credit risk component(2)	(8)	—	—	(8)
Total mark-to-market on financial instruments designated at fair value	(8)	(1)	(377)	(386)
Mark-to-market on related derivatives	—	1	381	382
Net realized gain (loss) on related long-term debt derivatives	—	1	—	1
Gain (loss) on instruments designated at fair value and related derivatives	$(8)	$1	$4	$(3)

Three Months Ended September 30, 2024
Interest rate and other components(1)	$—	$(33)	$(226)	$(259)
Credit risk component(2)	1	—	—	1
Total mark-to-market on financial instruments designated at fair value	1	(33)	(226)	(258)
Mark-to-market on related derivatives	—	38	218	256
Net realized gain (loss) on related long-term debt derivatives	—	(1)	—	(1)
Gain (loss) on instruments designated at fair value and related derivatives	$1	$4	$(8)	$(3)

Nine Months Ended September 30, 2025
Interest rate and other components(1)	$—	$(22)	$(641)	$(663)
Credit risk component(2)	(16)	—	—	(16)
Total mark-to-market on financial instruments designated at fair value	(16)	(22)	(641)	(679)
Mark-to-market on related derivatives	—	24	645	669
Net realized gain (loss) on related long-term debt derivatives	—	3	—	3
Gain (loss) on instruments designated at fair value and related derivatives	$(16)	$5	$4	$(7)

Nine Months Ended September 30, 2024
Interest rate and other components(1)	$—	$(3)	$(347)	$(350)
Credit risk component(2)	—	—	—	—
Total mark-to-market on financial instruments designated at fair value	—	(3)	(347)	(350)
Mark-to-market on related derivatives	—	3	316	319
Net realized gain (loss) on related long-term debt derivatives	—	(2)	—	(2)
Gain (loss) on instruments designated at fair value and related derivatives	$—	$(2)	$(31)	$(33)

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

HSBC USA Inc.
10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended September 30,	2025	2024
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,523)	$(1,924)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $54 million and $145 million, respectively	165	438
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(7) million and $36 million, respectively(1)	(19)	112
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million and nil, respectively(2)	1	—
Total other comprehensive income (loss) for period	147	550
Balance at end of period	(1,376)	(1,374)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	2	20
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(8) million and $1 million, respectively	(23)	4
Total other comprehensive income (loss) for period	(23)	4
Balance at end of period	(21)	24
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(168)	(196)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(7) million and $(40) million, respectively	(20)	(124)
Reclassification adjustment for losses realized in net income, net of tax of $4 million and $5 million, respectively(3)	12	17
Total other comprehensive income (loss) for period	(8)	(107)
Balance at end of period	(176)	(303)
Pension and postretirement benefit liability:
Balance at beginning of period	6	7
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $(1) million and less than $(1) million, respectively	(1)	(1)
Total other comprehensive income (loss) for period	(1)	(1)
Balance at end of period	5	6
Total accumulated other comprehensive loss at end of period	$(1,568)	$(1,647)

HSBC USA Inc.

Nine Months Ended September 30,	2025	2024
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,732)	$(1,734)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $126 million and $85 million, respectively	380	255
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(9) million and $34 million, respectively(1)	(26)	104
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million and less than $1 million, respectively(2)	2	1
Total other comprehensive income (loss) for period	356	360
Balance at end of period	(1,376)	(1,374)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	6	61
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(9) million and $(12) million, respectively	(27)	(37)
Total other comprehensive income (loss) for period	(27)	(37)
Balance at end of period	(21)	24
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(52)	(260)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(52) million and $(25) million, respectively	(156)	(77)
Reclassification adjustment for losses realized in net income, net of tax of $11 million and $11 million, respectively(3)	32	34
Total other comprehensive income (loss) for period	(124)	(43)
Balance at end of period	(176)	(303)
Pension and postretirement benefit liability:
Balance at beginning of period	6	7
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $(1) million and less than $(1) million, respectively	(1)	(1)
Total other comprehensive income (loss) for period	(1)	(1)
Balance at end of period	5	6
Total accumulated other comprehensive loss at end of period	$(1,568)	$(1,647)

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

HSBC USA Inc.
11. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues, during the three and nine months ended September 30, 2025 and 2024. See Note 23, "Fee Income from Contracts with Customers," in our 2024 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Credit card fees, net	$14	$14	$45	$42
Trust and investment management fees	43	37	125	107
Other fees and commissions:
Account services	84	80	243	231
Credit facilities	81	69	229	243
Other fees	11	8	31	29
Total other fees and commissions	176	157	503	503
Servicing and other fees from HSBC affiliates	99	99	299	280
Insurance(1)	1	1	2	3
Total fee income from contracts with customers	333	308	974	935
Other non-fee revenue	215	26	608	475
Total other revenues(2)	$548	$334	$1,582	$1,410

(1)Included within other income (loss) in the consolidated statement of income.
(2)See Note 13, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $28 million and $86 million during the three and nine months ended September 30, 2025, respectively, compared with $27 million and $81 million during the three and nine months ended September 30, 2024, respectively. Credit card rewards program costs totaled $19 million and $56 million during the three and nine months ended September 30, 2025, respectively, compared with $16 million and $48 million during the three and nine months ended September 30, 2024, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 17, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was $8 million and $3 million at September 30, 2025 and December 31, 2024, respectively. We expect to recognize this revenue over a remaining period of one year or less.
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

	September 30, 2025	December 31, 2024
	(in millions)
Assets:
Cash and due from banks	$645	$188
Interest bearing deposits with banks	7	4
Securities purchased under agreements to resell(1)	—	405
Trading assets	6	120
Loans	6,417	5,449
Other(2)	444	468
Total assets	$7,519	$6,634
Liabilities:
Deposits	$9,953	$8,351
Trading liabilities	140	77
Short-term borrowings	1,158	1,549
Long-term debt	10,136	8,388
Other(2)	352	252
Total liabilities	$21,739	$18,617

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Income (Expense):
Interest income	$76	$66	$223	$181
Interest expense	(201)	(140)	(557)	(423)
Net interest expense	(125)	(74)	(334)	(242)
Trading revenue (expense)	274	(2,194)	(2,259)	(5,275)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	57	50	181	147
HSBC Markets (USA) Inc. ("HMUS")	23	24	65	74
Other HSBC affiliates	19	25	53	59
Total servicing and other fees from HSBC affiliates	99	99	299	280
Gain on instruments designated at fair value and related derivatives	381	218	645	316
Support services from HSBC affiliates:
HSBC Technology & Services (USA) Inc. ("HTSU")	(249)	(238)	(725)	(707)
HMUS	(43)	(66)	(162)	(183)
Other HSBC affiliates	(140)	(124)	(405)	(356)
Total support services from HSBC affiliates	(432)	(428)	(1,292)	(1,246)
Rental income from HSBC affiliates(1)	12	11	35	39
Stock based compensation expense(2)	(7)	(7)	(23)	(22)

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
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At September 30, 2025 and December 31, 2024, long-term debt with affiliates reflected $10.1 billion and $8.4 billion, respectively, of borrowings from HSBC North America. The outstanding balance includes:
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
•$2.0 billion of fixed-rate senior debt which was issued during the second quarter of 2025 and matures in May 2035; and
•$0.75 billion of fixed-rate senior debt which was issued during the third quarter of 2025 and matures in September 2029.
We have a $4.0 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.0 billion at any time. We had no outstanding borrowing under this credit facility at either September 30, 2025 or December 31, 2024.

HSBC USA Inc.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2025 and December 31, 2024, we had the following loan balances outstanding with HSBC affiliates:

	September 30, 2025	December 31, 2024
	(in millions)
HMUS and subsidiaries	$2,616	$2,013
HSBC North America	3,800	3,000
Other short-term affiliate lending	1	436
Total loans	$6,417	$5,449
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $14.5 billion and $14.3 billion at September 30, 2025 and December 31, 2024, respectively, of which $2.6 billion and $2.0 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.0 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $3.8 billion and $3.0 billion outstanding at September 30, 2025 and December 31, 2024, respectively. The outstanding balance includes $1.4 billion that matures in the fourth quarter of 2025 and $2.4 billion that matures in the first quarter of 2026.
We have extended lines of credit to various other HSBC affiliates totaling $3.4 billion which did not have any outstanding balances at either September 30, 2025 or December 31, 2024.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At September 30, 2025 and December 31, 2024, there were $1 million and $436 million, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $837.9 billion and $735.5 billion at September 30, 2025 and December 31, 2024, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $18 million and $126 million at September 30, 2025 and December 31, 2024, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 24, "Related Party Transactions," in our 2024 Form 10-K. There have been no significant changes in these activities since December 31, 2024.
Other Transactions with HSBC Affiliates:
At both September 30, 2025 and December 31, 2024, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 19, "Preferred Stock," in our 2024 Form 10-K for additional details.
During the nine months ended September 30, 2025, we paid dividends on our common stock of $1.5 billion from retained earnings to HSBC North America. See Note 14, "Retained Earnings and Regulatory Capital Requirements," for additional details.

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

HSBC USA Inc.
business segment, and to rename our WPB business segment IWPB. As a result, IWPB and CIB along with a Corporate Center ("CC") are our reportable segments, and we have aligned our segment reporting to reflect these changes for all periods presented.
The following table summarizes the impact of these changes on reported segment profit (loss) before tax, total assets and total deposits as of and for the three and nine months ended September 30, 2024:

	As Previously Reported	After Reporting Changes
	(in millions)
Segment profit (loss) before tax during the three months ended September 30, 2024:
IWPB(1)	$(26)	$(26)
CIB	NR	142
CMB	126	NR
GB	85	NR
MSS	7	NR
GBM Other	(76)	NR
CC	(25)	(25)

Segment profit (loss) before tax during the nine months ended September 30, 2024:
IWPB(1)	$70	$70
CIB	NR	670
CMB	462	NR
GB	241	NR
MSS	23	NR
GBM Other	(56)	NR
CC	(137)	(137)

Segment total assets at September 30, 2024:
IWPB(1)	$38,385	$38,385
CIB	NR	138,348
CMB(2)	54,909	NR
GB	10,122	NR
MSS	35,264	NR
GBM Other	38,053	NR
CC	4,278	4,278

Segment total deposits at September 30, 2024:
IWPB(1)	$28,903	$28,903
CIB	NR	86,871
CMB	43,333	NR
GB	40,881	NR
MSS	1,393	NR
GBM Other	1,264	NR
CC	—	—

NR Not Reported
(1)Previously referred to as WPB.
(2)Segment total assets included goodwill that was previously allocated to CMB of $358 million at September 30, 2024.
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

HSBC USA Inc.
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
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2025
Net interest income (expense)	$190	$463	$(76)	$577	$7	$(59)	$525
Other operating income	66	340	75	481	(2)	69	548
Total operating income (expense)	256	803	(1)	1,058	5	10	1,073
Expected credit losses / provision for credit losses	2	17	—	19	(103)	—	(84)
	254	786	(1)	1,039	108	10	1,157
Operating expenses:
Direct Costs	88	100	25	213	N/A	N/A	N/A
Indirect Costs	110	312	8	430	N/A	N/A	N/A
Total operating expenses	198	412	33	643	8	10	661
Profit (loss) before income tax	$56	$374	$(34)	$396	$100	$—	$496

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2024
Net interest income (expense)	$175	$451	$(175)	$451	$9	$(21)	$439
Other operating income	8	131	174	313	(7)	28	334
Total operating income (expense)	183	582	(1)	764	2	7	773
Expected credit losses / provision for credit losses	2	17	—	19	(32)	—	(13)
	181	565	(1)	745	34	7	786
Operating expenses:
Direct Costs	104	108	16	228	N/A	N/A	N/A
Indirect Costs	103	315	8	426	N/A	N/A	N/A
Total operating expenses	207	423	24	654	10	7	671
Profit (loss) before income tax	$(26)	$142	$(25)	$91	$24	$—	$115

Nine Months Ended September 30, 2025
Net interest income (expense)	$564	$1,396	$(261)	$1,699	$19	$(144)	$1,574
Other operating income	181	976	256	1,413	(5)	174	1,582
Total operating income (expense)	745	2,372	(5)	3,112	14	30	3,156
Expected credit losses / provision for credit losses	5	164	—	169	(93)	—	76
	740	2,208	(5)	2,943	107	30	3,080
Operating expenses:
Direct Costs	280	325	80	685	N/A	N/A	N/A
Indirect Costs	306	952	27	1,285	N/A	N/A	N/A
Total operating expenses	586	1,277	107	1,970	17	30	2,017
Profit (loss) before income tax	$154	$931	$(112)	$973	$90	$—	$1,063
Balances at end of period:
Total assets	$38,262	$139,411	$4,973	$182,646	$(12,756)	$—	$169,890
Total loans, net	28,022	34,593	—	62,615	(606)	1,969	63,978
Goodwill	—	358	—	358	100	—	458
Total deposits	25,899	89,719	—	115,618	(1,932)	9,074	122,760

Nine Months Ended September 30, 2024
Net interest income (expense)	$529	$1,301	$(502)	$1,328	$22	$(73)	$1,277
Other operating income	133	684	507	1,324	(13)	99	1,410
Total operating income	662	1,985	5	2,652	9	26	2,687
Expected credit losses / provision for credit losses	—	52	—	52	(16)	—	36
	662	1,933	5	2,600	25	26	2,651
Operating expenses:
Direct Costs	291	317	152	760	N/A	N/A	N/A
Indirect Costs	301	946	(10)	1,237	N/A	N/A	N/A
Total operating expenses	592	1,263	142	1,997	17	26	2,040
Profit (loss) before income tax	$70	$670	$(137)	$603	$8	$—	$611
Balances at end of period:
Total assets	$38,385	$138,348	$4,278	$181,011	$(13,212)	$—	$167,799
Total loans, net	25,785	34,066	—	59,851	(1,054)	2,670	61,467
Goodwill	—	358	—	358	100	—	458
Total deposits	28,903	86,871	—	115,774	(1,192)	8,791	123,373

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule at September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$12,807	4.5%	(2)	12.2%	$13,508	4.5%	(2)	13.6%
HSBC Bank USA	16,020	6.5		16.3	15,504	6.5		16.4
Tier 1 capital ratio:
HSBC USA	13,072	6.0		12.4	13,773	6.0		13.8
HSBC Bank USA	17,520	8.0		17.9	17,004	8.0		18.0
Total capital ratio:
HSBC USA	15,341	10.0		14.6	16,111	10.0		16.2
HSBC Bank USA	19,520	10.0		19.9	19,035	10.0		20.2
Tier 1 leverage ratio:
HSBC USA	13,072	4.0	(2)	7.5	13,773	4.0	(2)	8.0
HSBC Bank USA	17,520	5.0		10.4	17,004	5.0		10.2
Risk-weighted assets:(3)
HSBC USA	105,159				99,462
HSBC Bank USA	98,050				94,334
Adjusted quarterly average assets:(4)
HSBC USA	175,121				173,041
HSBC Bank USA	168,045				167,348

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
During the nine months ended September 30, 2025, HSBC USA received a common stock dividend of $500 million from its subsidiary, HSBC Bank USA and paid dividends on its common stock of $1.5 billion from retained earnings to its parent, HSBC North America.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at September 30, 2025 and December 31, 2024 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	September 30, 2025		December 31, 2024
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$7	$—	$11	$—
Interest, taxes and other liabilities	—	14	—	4
Total	$7	$14	$11	$4
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
We amortize our low income housing investments (including the unconsolidated housing investments discussed further below) in proportion to the allocated tax credits under the proportional amortization method and present the associated tax credits and other tax benefits net of investment amortization in income tax expense in the consolidated statement of income, and in operating activities in the consolidated statement of cash flows. We recognized tax credits and other tax benefits related to low income housing investments of $40 million and $106 million during the three and nine months ended September 30, 2025, respectively, compared with $30 million and $92 million during the three and nine months ended September 30, 2024, respectively. Investment amortization expense totaled $35 million and $91 million during the three and nine months ended September 30, 2025, respectively, compared with $26 million and $79 million during the three and nine months ended September 30, 2024, respectively. Additionally, non-income-tax-related gains and other returns received, which are recognized in other income (loss) in the consolidated statement of income and in operating activities in the consolidated statement of cash flows, were immaterial during the three and nine months ended September 30, 2025 and 2024.

HSBC USA Inc.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs, at September 30, 2025 and December 31, 2024:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At September 30, 2025
Limited partnership investments(1)	$7,777	$1,284	$725	$1,284
Asset-backed financing SPEs	934	390	—	394
Total	$8,711	$1,674	$725	$1,678
At December 31, 2024
Limited partnership investments(1)	$7,506	$971	$427	$971
Asset-backed financing SPEs	1,047	645	—	650
Total	$8,553	$1,616	$427	$1,621

(1)The carrying value of variable interests held reported as assets includes low income housing investments which totaled $1,251 million and $934 million at September 30, 2025 and December 31, 2024, respectively.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at September 30, 2025 and December 31, 2024. Following the table is a description of the various arrangements.

	September 30, 2025		December 31, 2024
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$152	$5,583	$191	$6,827
Financial standby letters of credit, net of participations(3)(4)	—	5,061	—	5,337
Performance standby letters of credit, net of participations(3)(4)	—	3,423	—	3,264
Total	$152	$14,067	$191	$15,428

(1)Includes $488 million and $2,797 million of notional issued for the benefit of HSBC affiliates at September 30, 2025 and December 31, 2024, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,652 million and $1,590 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at September 30, 2025 and December 31, 2024, respectively.
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

HSBC USA Inc.
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$152	$5,583	$191	$6,827
Buy-protection credit derivative positions	(189)	9,574	(116)	12,348
Net position(1)	$(37)	$3,991	$75	$5,521

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $58 million and $53 million at September 30, 2025 and December 31, 2024, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $13 million and $12 million at September 30, 2025 and December 31, 2024, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at September 30, 2025 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection credit derivatives:(1)
Single name credit default swaps	1.0	$1,410	$996	$2,406
Index credit derivatives	4.9	2,031	1,146	3,177
Subtotal		3,441	2,142	5,583
Standby letters of credit(2)	0.9	6,130	2,354	8,484
Total		$9,571	$4,496	$14,067

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
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares could be converted into Class A Shares. In 2024, Visa completed an exchange offer that allowed holders to exchange a portion of their Class B Shares for publicly traded Class A Shares. The purchaser of our Class B Shares participated in the exchange offer which required our existing swap agreements to be amended to reflect the reduction in notional value and a new makewhole agreement to be entered into with the purchaser in order to continue to retain the litigation risk associated with the exchanged shares. These swaps had a carrying value of $23 million and $31 million at September 30, 2025 and December 31, 2024, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares, (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares and (c) for exchanged shares, make payments based on the number of shares sold by the purchaser. We have entered into total return swap positions to economically hedge the periodic payments made under these swap agreements. The payments under the derivatives will continue until the related litigation is settled and the remaining Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). During the three and nine months ended September 30, 2025, we recorded losses of $7 million and $13 million, respectively, primarily related to changes in the Visa Class B share conversion rate compared with losses of $29 million and $32 million during the three and nine months ended September 30, 2024, respectively. See Note 8, "Derivative Financial Instruments," for further information.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received were immaterial at both September 30, 2025 and December 31, 2024.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was $2 million and $3 million at September 30, 2025 and December 31, 2024, respectively. Our repurchase liability represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at

HSBC USA Inc.
September 30, 2025. This estimated range of reasonably possible losses was determined primarily based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 30, "Litigation and Regulatory Matters," in our 2024 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.2 billion and $2.3 billion at September 30, 2025 and December 31, 2024, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Interest bearing deposits with banks(1)	$708	$333
Trading assets(2)	3,962	3,621
Securities available-for-sale(3)	16,836	12,357
Securities held-to-maturity(3)	12,861	9,811
Loans(4)	25,198	25,132
Other assets(5)	703	1,271
Total	$60,268	$52,525

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,911 million and $616 million at September 30, 2025 and December 31, 2024, respectively. The fair value of trading assets that could be sold or repledged was $3,512 million and $3,621 million at September 30, 2025 and December 31, 2024, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $9,085 million and $17,595 million at September 30, 2025 and December 31, 2024, respectively. Of this collateral, $8,435 million and $16,945 million could be sold or repledged at September 30, 2025 and December 31, 2024, respectively, of which nil and $235 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset at September 30, 2025 and December 31, 2024:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At September 30, 2025
Assets:
Securities purchased under resale agreements	$9,165	$4,314	$4,851	$4,776	$49	$26
Liabilities:
Securities sold under repurchase agreements	$5,405	$4,314	$1,091	$1,088	$—	$3

At December 31, 2024
Assets:
Securities purchased under resale agreements	$17,775	$3,462	$14,313	$14,248	$10	$55
Liabilities:
Securities sold under repurchase agreements	$4,611	$3,462	$1,149	$1,121	$23	$5

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at September 30, 2025 and December 31, 2024:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At September 30, 2025
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$3,160	$91	$472	$1,682	$—	$5,405

At December 31, 2024
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2,099	$1,257	$450	$805	$—	$4,611

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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
September 30, 2025	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,606	$1,305	$—	$4,911	$—	$4,911
Debt securities issued by foreign entities	462	459	—	921	—	921
Equity securities	12,586	—	—	12,586	—	12,586
Precious metals trading	—	346	—	346	—	346
Derivatives:(2)
Interest rate contracts	7	719	1	727	—	727
Foreign exchange contracts	—	8,700	8	8,708	—	8,708
Equity contracts	—	1,116	134	1,250	—	1,250
Precious metals contracts	—	2,027	—	2,027	—	2,027
Credit contracts	—	95	—	95	—	95
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(11,585)	(11,585)
Total derivatives	7	12,657	148	12,812	(11,585)	1,227
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	14,537	10,836	—	25,373	—	25,373
Asset-backed securities:
Home equity mortgages	—	—	9	9	—	9
Corporate loans	—	179	—	179	—	179
Other	—	—	80	80	—	80
Debt securities issued by foreign entities	4,350	—	—	4,350	—	4,350
Loans(5)	—	9	—	9	—	9
Loans held for sale(5)	—	376	48	424	—	424
Other assets:
Mortgage servicing rights	—	—	7	7	—	7
Equity securities	—	129	—	129	—	129
Equity securities measured at net asset value(6)	—	—	—	117	—	117
Total assets	$35,548	$26,296	$292	$62,253	$(11,585)	$50,668
Liabilities:
Domestic deposits(5)	$—	$4,356	$372	$4,728	$—	$4,728
Trading liabilities, excluding derivatives	1,396	12	—	1,408	—	1,408
Derivatives:(2)
Interest rate contracts	6	525	2	533	—	533
Foreign exchange contracts	—	8,059	10	8,069	—	8,069
Equity contracts	—	939	123	1,062	—	1,062
Precious metals contracts	1	2,187	—	2,188	—	2,188
Credit contracts	—	135	1	136	—	136
Other contracts(3)	—	—	23	23	—	23
Derivatives netting	—	—	—	—	(10,807)	(10,807)
Total derivatives	7	11,845	159	12,011	(10,807)	1,204
Long-term debt(5)	—	6,207	2,204	8,411	—	8,411
Other liabilities(5)	—	—	11	11	—	11
Total liabilities	$1,403	$22,420	$2,746	$26,569	$(10,807)	$15,762

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2024	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,676	$1,167	$—	$4,843	$—	$4,843
Debt securities issued by foreign entities	783	—	—	783	—	783
Equity securities	13,844	—	—	13,844	—	13,844
Precious metals trading	—	163	—	163	—	163
Derivatives:(2)
Interest rate contracts	2	1,118	2	1,122	—	1,122
Foreign exchange contracts	—	16,386	5	16,391	—	16,391
Equity contracts	—	970	46	1,016	—	1,016
Precious metals contracts	—	1,220	—	1,220	—	1,220
Credit contracts	—	271	—	271	—	271
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(18,270)	(18,270)
Total derivatives	2	19,965	58	20,025	(18,270)	1,755
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	10,716	10,603	—	21,319	—	21,319
Asset-backed securities:
Home equity mortgages	—	—	10	10	—	10
Other	—	—	87	87	—	87
Debt securities issued by foreign entities	3,521	—	—	3,521	—	3,521
Loans(5)	—	11	—	11	—	11
Loans held for sale(5)	—	241	154	395	—	395
Other assets:
Mortgage servicing rights	—	—	7	7	—	7
Equity securities	—	126	—	126	—	126
Equity securities measured at net asset value(6)	—	—	—	124	—	124
Other(5)	—	16	—	16	—	16
Total assets	$32,542	$32,292	$316	$65,274	$(18,270)	$47,004
Liabilities:
Domestic deposits(5)	$—	$3,665	$291	$3,956	$—	$3,956
Trading liabilities, excluding derivatives	1,489	70	—	1,559	—	1,559
Derivatives:(2)
Interest rate contracts	2	725	5	732	—	732
Foreign exchange contracts	—	16,236	5	16,241	—	16,241
Equity contracts	—	759	64	823	—	823
Precious metals contracts	—	1,092	—	1,092	—	1,092
Credit contracts	—	198	1	199	—	199
Other contracts(3)	—	—	31	31	—	31
Derivatives netting	—	—	—	—	(16,636)	(16,636)
Total derivatives	2	19,010	106	19,118	(16,636)	2,482
Long-term debt(5)	—	5,742	2,153	7,895	—	7,895
Other liabilities(5)	—	16	—	16	—	16
Total liabilities	$1,491	$28,503	$2,550	$32,544	$(16,636)	$15,908

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $1,141 million and $1,598 million and trading derivative liabilities of $1,069 million and $2,348 million at September 30, 2025 and December 31, 2024, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 8, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income, derivative assets and liabilities are recorded at fair value through net income.
(3)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
(4)Securities available-for-sale are recorded at fair value through other comprehensive income. Changes in the allowance for credit losses on securities available-for-sale are recorded through net income.

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
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2025 and 2024. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2025	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2025	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—
Foreign exchange contracts	(1)	(2)	—	—	—	—	—	1	(2)	(1)	—
Equity contracts	(12)	88	—	—	—	(21)	(1)	(43)	11	41	—
Credit contracts	(1)	—	—	—	—	—	—		(1)	—	—
Other contracts(2)	(18)	(6)	—	—	—	6	—	—	(18)	—	—
Asset-backed securities available-for-sale(3)	92	—	1	—	—	(4)	—	—	89	—	1
Loans held for sale(4)	53	—	—	—	—	(5)	—		48	—	—
Mortgage servicing rights(5)	7	—	—	—	—	—	—	—	7	—	—
Total assets	$119	$80	$1	$—	$—	$(24)	$(1)	$(42)	$133	$40	$1
Liabilities:
Domestic deposits(4)	$(420)	$(16)	$(1)	$—	$(68)	$14	$(63)	$182	$(372)	$(65)	$(1)
Long-term debt(4)	(2,195)	(108)	(3)	—	(832)	389	(171)	716	(2,204)	(213)	(3)
Other liabilities(4)	—	(11)	—	—	—	—	—	—	(11)	(11)	—
Total liabilities	$(2,615)	$(135)	$(4)	$—	$(900)	$403	$(234)	$898	$(2,587)	$(289)	$(4)

HSBC USA Inc.

	Jan. 1, 2025	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2025	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(3)	$2	$—	$—	$—	$—	$—	$—	$(1)	$3	$—
Foreign exchange contracts	—	—	—	—	—	—	(3)	1	(2)	(2)	—
Equity contracts	(18)	113	—	—	—	(35)	(15)	(34)	11	51	—
Credit contracts	(1)	—	—	—	—	—	—	—	(1)	—	—
Other contracts(2)	(26)	(15)	—	—	—	23	—	—	(18)	—	—
Asset-backed securities available-for-sale(3)	97	—	2	—	—	(10)	—	—	89	—	2
Loans held for sale(4)	154	—	—	2	—	(121)	13	—	48	—	—
Mortgage servicing rights(5)	7	—	—	—	—	—	—	—	7	—	—
Total assets	$210	$100	$2	$2	$—	$(143)	$(5)	$(33)	$133	$52	$2
Liabilities:
Domestic deposits(4)	$(291)	$(26)	$(1)	$—	$(158)	$38	$(306)	$372	$(372)	$(65)	$(1)
Long-term debt(4)	(2,153)	(195)	(3)	—	(1,404)	812	(1,128)	1,867	(2,204)	(242)	(3)
Other liabilities(4)	—	(11)	—	—	—	—	—	—	(11)	(11)	—
Total liabilities	$(2,444)	$(232)	$(4)	$—	$(1,562)	$850	$(1,434)	$2,239	$(2,587)	$(318)	$(4)

HSBC USA Inc.

	Jul. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(3)	$2	$—	$—	$—	$—	$(1)	$—	$(2)	$2	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	49	61	—	—	—	(25)	4	(12)	77	53	—
Credit contracts	(4)	—	—	—	—	—	—	3	(1)	—	—
Other contracts(2)	(21)	(31)	—	—	—	7	—	—	(45)	—	—
Asset-backed securities available-for-sale(3)	101	—	2	—	—	(1)	—	—	102	—	2
Loans held for sale(4)	44	—	—	16	—	(10)	43	(15)	78	—	—
Mortgage servicing rights(5)	19	(1)	—	—	—	(11)	—	—	7	(1)	—
Total assets	$185	$31	$2	$16	$—	$(40)	$46	$(24)	$216	$54	$2
Liabilities:
Domestic deposits(4)	$(386)	$(16)	$—	$—	$(86)	$23	$—	$53	$(412)	$(7)	$—
Long-term debt(4)	(2,110)	(96)	—	—	(733)	346	(3)	166	(2,430)	(64)	—
Total liabilities	$(2,496)	$(112)	$—	$—	$(819)	$369	$(3)	$219	$(2,842)	$(71)	$—

HSBC USA Inc.

	Jan. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Derivatives, net:(1)
Interest rate contracts	$(4)	$1	$—	$—	$—	$—	$1	$—	$(2)	$1	$—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—	—
Equity contracts	21	113	—	—	—	(25)	(3)	(29)	77	75	—
Credit contracts	1	(4)	—	—	—	(1)	(3)	6	(1)	(1)	—
Other contracts(2)	(35)	(33)	—	—	—	23	—	—	(45)	—	—
Asset-backed securities available-for-sale(3)	104	—	—	—	—	(2)	—	—	102	—	—
Loans held for sale(4)	32	1	—	52	—	(43)	55	(19)	78	—	—
Mortgage servicing rights(5)	19	(1)	—	—	—	(11)	—	—	7	(1)	—
Total assets	$138	$77	$—	$52	$—	$(59)	$50	$(42)	$216	$74	$—
Liabilities:
Domestic deposits(4)	$(293)	$(23)	$(3)	$—	$(230)	$71	$(1)	$67	$(412)	$(6)	$(3)
Long-term debt(4)	(1,919)	(235)	(1)	—	(1,539)	916	(50)	398	(2,430)	(119)	(1)
Total liabilities	$(2,212)	$(258)	$(4)	$—	$(1,769)	$987	$(51)	$465	$(2,842)	$(125)	$(4)

(1)Level 3 net derivatives included derivative assets of $148 million and derivative liabilities of $159 million at September 30, 2025 and derivative assets of $231 million and derivative liabilities of $202 million at September 30, 2024. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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
(4)Excluding unrealized gains (losses) on fair value option liabilities attributable to our own credit spread, which are recorded in other comprehensive income, gains (losses) on fair value option assets and liabilities are included in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
(5)Gains (losses) on mortgage servicing rights are included in other income (loss) in the consolidated statement of income.

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at September 30, 2025 and December 31, 2024:

September 30, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(1)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	47% - 100%	84%
			Interest rate yield curve	8%	N/A
Foreign exchange derivative contracts	$(2)	Option pricing model	Cross-currency basis	29bps	N/A
Equity derivative contracts(2)	$11	Option pricing model	Equity / Equity Index volatility	5% - 100%	57%
			Equity / Equity and Equity / Index correlation	39% - 98%	83%
			Equity forward price	$0 - $27,672	$1,002
Credit derivative contracts	$(1)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	17bps - 927bps	81bps
Other derivative contracts	$(18)	Discounted cash flows	Conversion rate	1.5 times	N/A
			Expected duration	0.5 years	N/A
Asset-backed securities available-for-sale	$89	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$48	Market comparables and internal assumptions	Adjusted market price	41% - 100%	99%
Mortgage servicing rights	$7	Discounted cash flows	Constant prepayment rates	6% - 21%	8%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$70 - $79 per account	$76 per account
Domestic deposits (structured deposits)(2)(3)	$(372)	Option adjusted discounted cash flows	Equity / Equity Index volatility	5% - 35%	13%
			Equity / Equity and Equity / Index correlation	39% - 93%	71%
Long-term debt (structured notes)(2)(3)	$(2,204)	Option adjusted discounted cash flows	Equity / Equity Index volatility	15% - 63%	27%
			Equity / Equity and Equity / Index correlation	45% - 98%	86%
			Credit default swap spreads	694bps	N/A
Other liabilities (unfunded loan commitments)	$(11)	Market comparables and internal assumptions	Adjusted market price	96% - 100%	97%

HSBC USA Inc.

December 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Interest rate derivative contracts	$(3)	Market comparable adjusted for probability to fund and, where applicable, option pricing model	Probability to fund for rate lock commitments	73% - 100%	88%
			Interest rate yield curve	10%	N/A
Foreign exchange derivative contracts	$—	Option pricing model	Cross-currency basis	(66)bps	N/A
Equity derivative contracts(2)	$(18)	Option pricing model	Equity / Equity Index volatility	6% - 118%	24%
			Equity / Equity and Equity / Index correlation	27% - 98%	74%
			Equity forward price	$0 - $26,542	$1,238
Credit derivative contracts	$(1)	Option pricing model and, where applicable, discounted cash flows	Credit default swap spreads	15bps - 525bps	101bps
Other derivative contracts	$(26)	Discounted cash flows	Conversion rate	1.5 times	N/A
			Expected duration	1.3 years	N/A
Asset-backed securities available-for-sale	$97	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$154	Market comparables and internal assumptions	Adjusted market price	94% - 101%	100%
Mortgage servicing rights	$7	Discounted cash flows	Constant prepayment rates	6% - 19%	7%
			Discount rate	10% - 14%	10%
			Estimated annualized costs to service	$70 - $79 per account	$76 per account
Domestic deposits (structured deposits)(2)(3)	$(291)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 54%	14%
			Equity / Equity and Equity / Index correlation	40% - 93%	66%
Long-term debt (structured notes)(2)(3)	$(2,153)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 59%	24%
			Equity / Equity and Equity / Index correlation	27% - 98%	80%
			Credit default swap spreads	728bps	N/A

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
Unfunded loan commitments - The fair value measurement of certain commercial loan unfunded commitments is affected by estimated market prices which are unobservable. An increase (decrease) in the estimated prices would have resulted in a lower (higher) fair value measurement of the commitments.
Significant Transfers Into and Out of Level 3 Measurements During the three and nine months ended September 30, 2025, we transferred $182 million and $372 million, respectively, of domestic deposits and $716 million and $1,867 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and the underlying inputs have become more observable. During the three and nine months ended September 30, 2025, we also transferred $43 million and $34 million of equity derivatives from Level 3 to Level 2 as the inputs used to value these derivative contracts have become more observable. During the three and nine months ended September 30, 2025, we transferred $63 million and $306 million, respectively, of domestic deposits and $171 million and $1,128 million, respectively, of long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) lease right-of-use ("ROU") assets or leasehold improvement assets that were written down during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at September 30, 2025 and December 31, 2024. The gains (losses) during the three and nine months ended September 30, 2025 and 2024 are also included.

	Non-Recurring Fair Value Measurements at September 30, 2025				Total Gains (Losses) For the Three Months Ended September 30, 2025	Total Gains (Losses) For the Nine Months Ended September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$96	$—	$96	$(1)	$2
Commercial loans held for sale(2)	—	102	—	102	(2)	(2)
Commercial loans(3)	—	—	375	375	2	(65)
Total assets at fair value on a non-recurring basis	$—	$198	$375	$573	$(1)	$(65)

	Non-Recurring Fair Value Measurements at December 31, 2024				Total Gains (Losses) For the Three Months Ended September 30, 2024	Total Gains (Losses) For the Nine Months Ended September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$100	$—	$100	$1	$3
Commercial loans held for sale	—	—	—	—	1	3
Commercial loans(3)	—	—	350	350	9	(39)
Leases(4)	—	—	—	—	—	(15)
Total assets at fair value on a non-recurring basis	$—	$100	$350	$450	$11	$(48)

(1)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(2)At September 30, 2025, the fair value of the loans held for sale was below cost.
(3)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.
(4)During the nine months ended September 30, 2024, we wrote down lease ROU assets associated with the exit of our previous U.S. headquarters.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at September 30, 2025 and December 31, 2024:

At September 30, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$375	Valuation of third-party appraisal on underlying collateral	Loss severity rates	4% - 100%	30%

At December 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$350	Valuation of third-party appraisal on underlying collateral	Loss severity rates	8% - 100%	26%

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
Commercial loans held for sale designated under FVO – We elected to apply FVO accounting to certain commercial loans held for sale and related unfunded commitments. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. For certain commercial loans held for sale, the fair value measurement process uses significant unobservable inputs to adjust market prices which are specific to the characteristics of the loans.
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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund

HSBC USA Inc.
managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $20 million at both at September 30, 2025 and December 31, 2024.
The following tables provide additional information relating to our available-for-sale asset-backed securities at September 30, 2025:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA - A	Home equity mortgages - Alt A	$—	$9	$9
	Corporate loans	179	—	179
	Total AAA - A	179	9	188
BBB - B	Other	—	80	80
		$179	$89	$268

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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, at September 30, 2025 and December 31, 2024, and their classification within the fair value hierarchy:

September 30, 2025	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$25,138	$25,138	$1,099	$23,995	$44
Federal funds sold and securities purchased under agreements to resell	4,851	4,851	—	4,851	—
Securities held-to-maturity, net of allowance for credit losses	18,265	18,030	2,830	15,200	—
Commercial loans, net of allowance for credit losses	41,351	42,397	—	—	42,397
Commercial loans held for sale	225	225	—	225	—
Consumer loans, net of allowance for credit losses	22,618	21,241	—	—	21,241
Financial liabilities:
Short-term financial liabilities	$6,353	$6,353	$—	$6,309	$44
Deposits	118,032	118,034	—	118,034	—
Long-term debt	14,772	15,082	—	15,082	—

December 31, 2024	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$23,265	$23,265	$621	$22,625	$19
Federal funds sold and securities purchased under agreements to resell	14,313	14,313	—	14,313	—
Securities held-to-maturity, net of allowance for credit losses	17,798	17,029	2,721	14,308	—
Commercial loans, net of allowance for credit losses	40,525	41,645	—	—	41,645
Commercial loans held for sale	11	11	—	11	—
Consumer loans, net of allowance for credit losses	21,680	19,435	—	—	19,435
Financial liabilities:
Short-term financial liabilities	$7,371	$7,371	$—	$7,352	$19
Deposits	119,394	119,394	—	119,394	—
Long-term debt	12,822	13,257	—	13,257	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $164 million and $168 million at September 30, 2025 and December 31, 2024, respectively.

HSBC USA Inc.
18. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 30, "Litigation and Regulatory Matters," in our 2024 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our Form 10-Q for the three-month period ended March 31, 2025 (the "2025 First Quarter Form 10-Q") and the six-month period ended June 30, 2025 (the "2025 Second Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2024 Form 10-K, our 2025 First Quarter Form 10-Q and our 2025 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2024 Form 10-K, our 2025 First Quarter Form 10-Q and our 2025 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 30, "Litigation and Regulatory Matters," in our 2024 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our 2025 First Quarter Form 10-Q and our 2025 Second Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $150 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Precious Metals Fix Matters
Canada Litigation The HSBC defendants have reached an agreement with the plaintiffs to resolve these matters. The settlement is subject to court approval.
Madoff Litigation
In September 2025, the United States Bankruptcy Court for the Southern District of New York granted HSBC Bank USA’s motion for judgment on the pleadings in an adversary proceeding brought by the trustee liquidating Bernard L. Madoff Investment Securities LLC ("Madoff Securities"), dismissing claims related to certain transfers allegedly received by HSBC Bank USA from funds whose assets were directly or indirectly invested with Madoff Securities. The court determined that the claims against HSBC Bank USA are barred by the statute of limitations. The adversary proceeding against HSBC USA remains pending in the United States Bankruptcy Court for the Southern District of New York.
Benchmark Rate Litigation
USD LIBOR: In September 2025, the court granted the defendants' joint motion for summary judgment and dismissed the remaining claims, including antitrust.
Anti-Terrorism Act Cases
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In September 2025, the court denied plaintiffs' motion to vacate the judgment against them.

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

•Effective for annual periods beginning January 1, 2025.
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

Targeted Improvements to the Accounting for Internal-Use Software Issued September 2025
•Improves the operability of the software accounting guidance by removing all references to software development project stages. Therefore, an entity is required to capitalize software costs when a) management has authorized and committed to funding the software project and b) it is probable that the project will be completed and the software will be used to perform the function intended.
•Also clarifies that the disclosures required for property, plant and equipment must also be provided for capitalized internal-software costs.

•Effective for annual and interim periods beginning January 1, 2028, with early adoption permitted.
•The new guidance may be applied either retrospectively, prospectively to software costs incurred after the adoption date, or on a modified prospective basis.
•While the adoption of this guidance will result in changes to existing disclosures, we are currently evaluating the impact it will have on our financial position or results of operations.

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
•uncertainty concerning the future market and economic conditions in the United States and abroad, including but not limited to, changes in interest rates, energy prices, inflation, supply chain issues, a decline in housing prices, the availability of credit and liquidity, unemployment levels, turmoil in the financial markets and related efforts of government agencies to stabilize the financial system, changes in consumer confidence and consumer spending and behavior, consumer perception as to the continuing availability of credit and price competition in the market segments we serve and the consequences of unexpected geopolitical events, such as trade disputes, tariffs, and armed conflicts or unforeseen events such as natural disasters or pandemics;
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
•the effectiveness of our risk management framework;
•the financial condition of our clients and counterparties and our ability to manage counterparty risk;
•concentrations of credit and market risk;
•increases in our allowance for credit losses and changes in our assessment of our loan portfolios;
•the ability to successfully implement changes to our operational practices as needed and/or required from time to time;
•damage to our reputation;

HSBC USA Inc.
•the ability to attract or retain key employees and customers;
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
Economic Environment  The U.S. economy grew during the first nine months of 2025 despite continued pressures from inflation and elevated interest rates as well as increased economic uncertainty due to the potential impacts of new trade and other economic policies in the United States, including tariffs. These conditions are expected to lead to a slowdown of economic growth and increased inflation, and have led to a decline in consumer confidence. U.S. Gross Domestic Product ("GDP") is currently forecast to grow at an annual rate of 2.3 percent in the third quarter of 2025, while the personal consumption expenditures price index is currently forecast to remain slightly above the FRB's target inflation rate in September 2025. In addition, the total unemployment rate is currently forecast to increase slightly to 4.3 percent in September 2025 as compared with 4.1 percent in December 2024. After holding short-term interest rates steady for the first eight months of 2025, the FRB cut short-term interest rates by 25 basis points in September and has indicated that additional rate decreases will depend on future economic conditions.
The economic uncertainty from new trade and other economic policies in the United States, including tariffs and the One Big Beautiful Bill Act, along with elevated interest rates and the effects from higher inflation will continue to evolve and impact our business in future periods. There is a risk that these policy changes could have a negative impact on certain of our customers causing increased difficulty in repaying their loans or other obligations which could result in a higher level of credit losses in our loan portfolios with a corresponding impact on our results of operations. Concerns over domestic and global policy issues, geopolitical events and the implications of those events on the markets in general, further add to the uncertainty. Interest rate levels, inflation, unemployment levels and economic growth, in combination with global economic conditions, fiscal and monetary policy, and trade and regulatory policy will continue to impact our results in 2025 and beyond.
Performance, Developments and Trends During the nine months ended September 30, 2025, we paid dividends on our common stock of $1.5 billion from retained earnings to HSBC North America.
The following tables set forth selected financial metrics of HUSI for the three and nine months ended September 30, 2025 and 2024 and at September 30, 2025 and December 31, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars are in millions)
Net income	$378	$88	$827	$482
Rate of return on average:
Total assets	.9%	.2%	.6%	.4%
Common equity	13.0	3.0	9.2	5.5
Tangible common equity(1)	13.5	3.1	9.5	5.7
Total equity	12.7	2.9	9.1	5.5
Net interest margin	1.26	1.13	1.28	1.10
Efficiency ratio	61.6	86.8	63.9	75.9
Commercial net charge-off ratio(2)	.34	.05	.32	.18
Consumer net charge-off ratio(2)	—	.02	(.01)	—

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Common equity	$11,560	$11,745	$11,951	$11,530
Less: Goodwill	458	458	458	458
Tangible common equity	$11,102	$11,287	$11,493	$11,072
(2)Excludes loans held for sale.

HSBC USA Inc.

	September 30, 2025	December 31, 2024
Additional Select Ratios:
Allowance as a percent of loans(1)	.81%	.86%
Commercial allowance as a percent of loans(1)	1.24	1.28
Consumer allowance as a percent of loans(1)	.03	.05
Loans to deposits ratio(2)	52.65	50.77
Common equity Tier 1 capital to risk-weighted assets	12.2	13.6
Tier 1 capital to risk-weighted assets	12.4	13.8
Total capital to risk-weighted assets	14.6	16.2
Tier 1 leverage ratio	7.5	8.0
Total equity to total assets	7.1	7.3

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $378 million and $827 million during the three and nine months ended September 30, 2025, respectively, compared with $88 million and $482 million during the three and nine months ended September 30, 2024, respectively. Income before income tax was $496 million and $1,063 million during the three and nine months ended September 30, 2025, respectively, compared with $115 million and $611 million during the three and nine months ended September 30, 2024, respectively. The increase in income before income tax during the three and nine months ended September 30, 2025 was due to higher net interest income, higher other revenues and lower operating expenses. The increase in other revenues was driven by the non-recurrence of a loss of $148 million realized in the third quarter of 2024 from the sale of certain U.S. Government sponsored mortgage-backed securities for risk management purposes as well as higher other income, partially offset by lower trading revenue. While the provision for credit losses on our commercial loan portfolio was lower and contributed to the increase in income before income tax in the three-month period, it was higher and partially offset the increase in the year-to-date period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Profit before tax – U.S. GAAP basis	$496	$115	$1,063	$611
Adjustments:
Expected credit losses	(103)	(32)	(91)	(14)
Renewable energy tax credit investments	2	5	7	13
Other	1	3	(6)	(7)
Profit before tax – Group Reporting Basis	$396	$91	$973	$603
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 25, "Business Segments," in our 2024 Form 10-K. There have been no significant changes since December 31, 2024 in the

HSBC USA Inc.
differences between U.S. GAAP and the Group Reporting Basis impacting our results. Differences in reported profit before tax in the table above that were individually significant for the periods presented are explained below.
During the three and nine months ended September 30, 2025, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in stage 1 (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses estimate ("lifetime ECL"). Primarily as a result of the different requirements, the impact of updated probability of default estimates resulted in a reduction of the lifetime ECL estimates under U.S. GAAP compared with an increase in loss estimates under the Group Reporting Basis. The decrease in loss estimates under U.S. GAAP were driven by improved probability of default estimates, including a release in reserves for risk associated with large loan exposures in the three-month period, while the increase in loss estimates under the Group Reporting Basis were driven by higher probability of default estimates on certain stage 2 exposures, including higher provisions associated with certain loans which were downgraded to stage 2. Lower expected credit losses under U.S. GAAP also reflect higher releases in reserves for risk factors associated with higher risk exposures. In addition, in the year-to-date period, expected credit losses under the Group Reporting Basis reflect higher provisions associated with certain loans which were downgraded to stage 3, while under U.S. GAAP, the impact of the downgrades was largely covered by existing reserves.
During the three and nine months ended September 30, 2024, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, releases in reserves for risk factors associated with higher risk exposures and for risk associated with large loan exposures were more pronounced under U.S. GAAP which, in the year-to-date period, was partially offset by higher loss provisions under U.S. GAAP associated with growth in innovation banking.

Balance Sheet Review

The following table provides balance sheet totals at September 30, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	September 30, 2025	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$29,945	$(7,614)	(20.3)%
Loans, net	63,978	1,762	2.8
Loans held for sale	650	244	60.1
Trading assets	19,905	(1,326)	(6.2)
Securities	48,256	5,521	12.9
All other assets	7,156	572	8.7
	$169,890	$(841)	(.5)%
Period end liabilities and equity:
Total deposits	$122,760	$(590)	(.5)%
Trading liabilities	2,477	(1,430)	(36.6)
Short-term borrowings	6,309	(1,043)	(14.2)
Long-term debt	23,183	2,466	11.9
Interest, taxes and other liabilities	3,170	254	8.7
Total equity	11,991	(498)	(4.0)
	$169,890	$(841)	(.5)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2024 due to a decrease in funds driven primarily by higher securities and loans, partially offset by higher long-term debt as discussed in detail below.

HSBC USA Inc.
Loans, Net  The following table summarizes our loan balances at September 30, 2025, excluding loans held for sale, and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	September 30, 2025	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$6,241	$(371)	(5.6)%
Business and corporate banking(1)	25,802	376	1.5
Other commercial(2)	9,827	814	9.0
Total commercial	41,870	819	2.0
Consumer loans:
Residential mortgages	21,994	959	4.6
Home equity mortgages	388	(5)	(1.3)
Credit cards	175	(20)	(10.3)
Other consumer	76	(3)	(3.8)
Total consumer	22,633	931	4.3
Total loans	64,503	1,750	2.8
Allowance for credit losses(3)	525	(12)	(2.2)
Loans, net	$63,978	$1,762	2.8%

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
(2)Includes loans to HSBC affiliates which totaled $6,417 million and $5,449 million at September 30, 2025 and December 31, 2024, respectively.
(3)See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses on loans.
Commercial loans increased compared with December 31, 2024 driven by higher loans to affiliates, partially offset by lower loans to non-affiliates due to paydowns and maturities exceeding new business activity as we continued to apply a disciplined lending approach. The decrease in commercial non-affiliate loans was primarily in the semiconductor, diversified financials and real estate industries, partially offset by increases in the software, utilities and retailing industries.
Consumer loans increased compared with December 31, 2024 due to growth in residential mortgages, which we continue to target towards our globally connected affluent and high net worth clients.
The following table presents the distribution of loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	September 30, 2025		December 31, 2024
	First Lien	Second Lien	First Lien	Second Lien
LTV ratios:(1)
Less than 80%	99.3%	98.6%	99.1%	99.0%
Greater than or equal to 80% but less than 100%	.7	1.4	.9	1.0
Greater than or equal to 100%	—	—	—	—
Weighted average LTV ratio for portfolio	50.8	48.1	50.4	46.2

(1)LTVs for first liens are calculated using the loan balance at the reporting date. LTVs for second liens are calculated using the loan balance at the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property's appraised value at the time of loan origination updated using the most current Federal Housing Finance Agency's House Price Index ("HPI") data available at either a core-based statistical area or state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

HSBC USA Inc.
Loans Held for Sale  The following table summarizes loans held for sale at September 30, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	September 30, 2025	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$—	$(79)	(100.0)%
Business and corporate banking(1)	649	322	98.5
Total commercial	649	243	59.9
Consumer loans:
Residential mortgages	1	1	*
Total consumer	1	1	*
Total loans held for sale	$650	$244	60.1%

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
Commercial loans held for sale increased compared with December 31, 2024. Included in commercial loans held for sale are certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $225 million and $11 million at September 30, 2025 and December 31, 2024, respectively.
Commercial loans held for sale also includes certain loans that we have elected to designate under the fair value option which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $424 million and $395 million at September 30, 2025 and December 31, 2024, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Consumer loans held for sale were relatively flat compared with December 31, 2024.
Excluding the loans designated under the fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on loans held for sale was $2 million and nil at September 30, 2025 and December 31, 2024, respectively.

HSBC USA Inc.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at September 30, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	September 30, 2025	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$18,418	$(1,052)	(5.4)%
Precious metals	346	183	*
Derivatives, net	1,141	(457)	(28.6)
	$19,905	$(1,326)	(6.2)%
Trading liabilities:
Securities sold, not yet purchased	$1,396	$(93)	(6.2)%
Payables for precious metals	12	(58)	(82.9)
Derivatives, net	1,069	(1,279)	(54.5)
	$2,477	$(1,430)	(36.6)%

*Percentage change is greater than 100 percent.
(1)See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.
Trading securities balances were lower compared with December 31, 2024 due primarily to a decline in equity positions. Trading security positions are primarily held as economic hedges of interest rate, credit and equity derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased were also lower compared with December 31, 2024 driven by a decrease in short U.S. Treasury positions related to economic hedges used to manage interest rate risk.
Precious metals trading assets increased compared with December 31, 2024 due to an increase in our own gold inventory position and, to a lesser extent, a higher gold spot price. Payables for precious metals were lower compared with December 31, 2024 due to a decline in inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivative contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2024 mainly from market movements which resulted in lower valuations of foreign exchange, interest rate and credit derivatives, partially offset by higher valuations of commodity derivatives. Market movements on equity derivatives were mixed, resulting in lower asset valuations, but higher liability valuations.
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
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets increased compared with December 31, 2024 due primarily to higher outstanding settlement balances related to security sales and increased low income housing investments, partially offset by lower deferred tax assets.

HSBC USA Inc.
Deposits  The following table summarizes deposit balances by major depositor categories at September 30, 2025 and increases (decreases) since December 31, 2024:

		Increase (Decrease) From December 31, 2024
	September 30, 2025	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$109,609	$(1,002)	(.9)%
Domestic and foreign banks	11,577	1,089	10.4
U.S. government and states and political subdivisions	74	1	1.4
Foreign governments and official institutions	1,500	(678)	(31.1)
Total deposits	$122,760	$(590)	(.5)%
Total deposits decreased compared with December 31, 2024 due to lower time deposits, lower deposits from a few large private banking clients and the attrition of retail savings and demand deposits. These decreases were partially offset by higher deposits from affiliates and higher commercial demand deposits reflecting increased business activity.
Short-Term Borrowings  Short-term borrowings were lower compared with December 31, 2024 due primarily to a decrease in commercial paper outstanding, partially offset by an increase in federal funds purchased. We continue to actively manage our balance sheet to maximize returns while maintaining adequate liquidity.
Long-Term Debt  Long-term debt increased compared with December 31, 2024 due to debt issuances, including $5,750 million of senior debt issued to HSBC North America during the first nine months of 2025, partially offset by debt retirements. Debt issuances during the nine months ended September 30, 2025 totaled $10,609 million, of which nil was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $4,859 million of senior debt during the nine months ended September 30, 2025, which included $1,250 million of senior notes that were issued by HSBC USA in May as well as $3,609 million of structured notes. Total long-term debt outstanding under this shelf was $9,967 million and $9,590 million at September 30, 2025 and December 31, 2024, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled nil during the nine months ended September 30, 2025. Total debt outstanding under this program was $1,765 million and $1,870 million at September 30, 2025 and December 31, 2024, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1,000 million at both September 30, 2025 and December 31, 2024.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2024 due primarily to increased low income housing liabilities and higher outstanding settlement balances related to security purchases, partially offset by lower accrued deposit insurance assessment fees.
Total Equity Total equity decreased compared with December 31, 2024 due primarily to dividends paid on our common stock of $1.5 billion from retained earnings to HSBC North America during the nine months ended September 30, 2025. See Note 14, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for additional details.

HSBC USA Inc.
Results of Operations

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2025 Compared with 2024 Increase (Decrease)
Three Months Ended September 30,	2025	Volume	Rate	2024
	(dollars are in millions)
Interest income:
Short-term investments	$398	$43	$(48)	$403
Trading securities	90	(9)	5	94
Securities	517	58	(22)	481
Commercial loans	639	16	(113)	736
Consumer loans	247	23	10	214
Other	13	(2)	(3)	18
Total interest income	1,904	129	(171)	1,946
Interest expense:
Deposits	913	56	(189)	1,046
Short-term borrowings	126	(5)	(31)	162
Long-term debt	325	89	(46)	282
Tax liabilities and other	15	(1)	(1)	17
Total interest expense	1,379	139	(267)	1,507
Net interest income	$525	$(10)	$96	$439

Yield on total interest earning assets	4.59%			4.99%
Cost of total interest bearing liabilities	3.98			4.76
Interest rate spread	.61			.23
Benefit from net non-interest paying funds(1)	.65			.90
Net interest margin on average earning assets	1.26%			1.13%

HSBC USA Inc.

		2025 Compared with 2024 Increase (Decrease)
Nine Months Ended September 30,	2025	Volume	Rate	2024
	(dollars are in millions)
Interest income:
Short-term investments	$1,240	$105	$(126)	$1,261
Trading securities	268	(17)	17	268
Securities	1,483	142	(47)	1,388
Commercial loans	1,929	74	(327)	2,182
Consumer loans	725	76	49	600
Other	47	(1)	(9)	57
Total interest income	5,692	379	(443)	5,756
Interest expense:
Deposits	2,763	206	(538)	3,095
Short-term borrowings	391	30	(111)	472
Long-term debt	919	179	(125)	865
Tax liabilities and other	45	2	(4)	47
Total interest expense	4,118	417	(778)	4,479
Net interest income	$1,574	$(38)	$335	$1,277

Yield on total interest earning assets	4.62%			4.96%
Cost of total interest bearing liabilities	4.04			4.79
Interest rate spread	.58			.17
Benefit from net non-interest paying funds(1)	.70			.93
Net interest margin on average earning assets	1.28%			1.10%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during the three and nine months ended September 30, 2025 due to lower interest expense from interest bearing liabilities driven by lower rates paid, partially offset by lower interest income from interest earning assets driven by lower yields. Also contributing to the overall increase in net interest income was the favorable impact of higher average balances in loans, securities and short-term investments, which was more than offset by the unfavorable impact of higher average balances in deposits, long-term debt and, in the year-to-date period, short-term borrowings.
Lower yields on interest earning assets and lower rates paid on interest bearing liabilities reflect the impact of lower market rates.
Short-term investments Interest income decreased during the three and nine months ended September 30, 2025 due to lower yields, partially offset by higher average balances driven by higher securities purchased under resale agreements.
Trading securities Interest income decreased during the three months ended September 30, 2025 and was flat in the year-to-date period as the impact of lower average balances were partially offset in the three-month period and offset in the year-to-date period by higher yields reflecting the impact of turnover in the portfolio. Lower average balances were driven by decreases in equity and, in the year-to-date period, foreign sovereign positions. Interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during the three and nine months ended September 30, 2025 due to higher average balances, partially offset by lower yields. Higher average balances were driven by increases in U.S. Treasury, U.S. Government agency mortgage-backed and foreign sovereign securities, partially offset by a decline in U.S. Government sponsored mortgage-backed securities.
Commercial loans Interest income decreased during the three and nine months ended September 30, 2025 due to lower yields on variable rate loans and newly originated loans, partially offset by higher average balances driven by higher loans to affiliates.
Consumer loans Interest income increased during the three and nine months ended September 30, 2025 due to higher average balances driven by growth in residential mortgages as well as higher yields on newly originated residential mortgage loans.

HSBC USA Inc.
Other Lower interest income during the three and nine months ended September 30, 2025 was due primarily to lower yields on cash collateral posted.
Deposits Interest expense decreased during the three and nine months ended September 30, 2025 due to lower rates paid, partially offset by higher average balances. Higher average balances were driven by growth in commercial demand and savings deposits as well as higher deposits from affiliates, including a shift in mix to interest bearing accounts from noninterest bearing accounts. Higher average balances were partially offset by lower time deposits, lower deposits from a few large private banking clients and the attrition of retail savings and demand deposits.
Short-term borrowings Interest expense was lower during the three months ended September 30, 2025 due primarily to lower rates paid. In the year-to-date period, interest expense was lower due to lower rates paid, partially offset by higher average balances driven by increases in securities sold under repurchase agreements and federal funds purchased, partially offset by a decline in commercial paper outstanding.
Long-term debt Interest expense increased during the three and nine months ended September 30, 2025 due to higher average balances, partially offset by lower rates paid on variable rate borrowings and newly issued debt.
Tax liabilities and other Interest expense was relatively flat during the three and nine months ended September 30, 2025.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$(5)	$17	$(22)	*
Business and corporate banking(1)	(51)	(48)	(3)	(6.3)
Other commercial	(1)	—	(1)	*
Total commercial loans	(57)	(31)	(26)	(83.9)
Consumer loans:
Residential mortgages	3	(2)	5	*
Home equity mortgages	—	1	(1)	(100.0)
Credit cards	—	1	(1)	(100.0)
Other consumer	—	1	(1)	(100.0)
Total consumer loans	3	1	2	*
Total loans	(54)	(30)	(24)	(80.0)
Off-balance sheet credit exposures	(30)	17	(47)	*
Total provision for credit losses	$(84)	$(13)	$(71)	*

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Real estate, including construction	$58	$18	$40	*
Business and corporate banking(1)	37	(5)	42	*
Other commercial	(1)	—	(1)	*
Total commercial loans	94	13	81	*
Consumer loans:
Residential mortgages	(5)	(2)	(3)	*
Home equity mortgages	(2)	—	(2)	*
Credit cards	1	—	1	*
Other consumer	(1)	1	(2)	*
Total consumer loans	(7)	(1)	(6)	*
Total loans	87	12	75	*
Off-balance sheet credit exposures	(11)	24	(35)	*
Total provision for credit losses	$76	$36	$40	*

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
Our provision for credit losses decreased $71 million during the three months ended September 30, 2025 due to a lower provision for credit losses on off-balance sheet credit exposures and a higher release in credit loss reserves on our commercial loan portfolio. In the year-to-date period, our provision for credit losses increased $40 million due to a higher provision for credit losses on our commercial loan portfolio, partially offset by a lower provision for credit losses on off-balance sheet credit exposures and a higher release in credit loss reserves on our consumer loan portfolio.
The provision for credit losses on our commercial loan portfolio decreased $26 million during the three months ended September 30, 2025 reflecting a higher release in reserves. The release in the current year period was driven by improved probability of default estimates, including lower reserves for risk associated with large loan exposures, and a decline in reserves for risk factors associated with higher risk exposures. In the prior year period, the release was driven by a decline in reserves for risk factors associated with higher risk exposures and lower reserves for risk associated with large loan exposures, partially offset by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking.
In the year-to-date period, the provision for credit losses on our commercial loan portfolio increased $81 million. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan in the first quarter, and worsening economic forecasts, partially offset by a decline in reserves for risk factors associated with higher risk exposures and improved probability of default estimates. In the prior year period, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking, partially offset by a decline in reserves for risk factors associated with higher risk exposures and lower reserves for risk associated with large loan exposures.
The provision for credit losses on our consumer loan portfolio was relatively flat during the three months ended September 30, 2025 and decreased $6 million in the year-to-date period due primarily to a higher release in reserves in the current year period driven by improved probability of default and loss given default estimates in residential mortgages.
The provision for credit losses on off-balance sheet credit exposures decreased $47 million and $35 million during the three and nine months ended September 30, 2025 reflecting releases in reserves compared with loss provisions in the prior year periods. The releases in the current year periods resulted from improved probability of default estimates, which was partially offset in the year-to-date period by worsening economic forecasts. In the prior year periods, the loss provisions resulted from higher provisions associated with growth in innovation banking and downgrades reflecting weakness in the financial condition of certain clients.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.

HSBC USA Inc.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Credit card fees, net	$14	$14	$—	—%
Trust and investment management fees	43	37	6	16.2
Other fees and commissions	176	157	19	12.1
Trading revenue	186	208	(22)	(10.6)
Other securities gains (losses), net	26	(148)	174	*
Servicing and other fees from HSBC affiliates	99	99	—	—
Gain (loss) on instruments designated at fair value and related derivatives	(3)	(3)	—	—
Other income (loss):
Valuation of loans held for sale	(2)	1	(3)	*
Residential mortgage banking revenue	1	—	1	*
Insurance	1	1	—	—
Miscellaneous income (loss)	7	(32)	39	*
Total other income (loss)	7	(30)	37	*
Total other revenues	$548	$334	$214	64.1%

			Increase (Decrease)
Nine Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Credit card fees, net	$45	$42	$3	7.1%
Trust and investment management fees	125	107	18	16.8
Other fees and commissions	503	503	—	—
Trading revenue	570	717	(147)	(20.5)
Other securities gains (losses), net	35	(138)	173	*
Servicing and other fees from HSBC affiliates	299	280	19	6.8
Gain (loss) on instruments designated at fair value and related derivatives	(7)	(33)	26	78.8
Other income (loss):
Valuation of loans held for sale	(2)	3	(5)	*
Residential mortgage banking revenue	3	1	2	*
Insurance	2	3	(1)	(33.3)
Miscellaneous income (loss)	9	(75)	84	*
Total other income (loss)	12	(68)	80	*
Total other revenues	$1,582	$1,410	$172	12.2%

*Percentage change is greater than 100 percent.
Credit card fees, net  Credit card fees, net were flat during the three months ended September 30, 2025 and increased in the year-to-date period due to increases in interchange fees and other miscellaneous fees, partially offset by higher cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees increased during the three and nine months ended September 30, 2025 driven by higher average assets under management and positive market performance.
Other fees and commissions Other fees and commissions increased during the three months ended September 30, 2025 due primarily to higher fees from loan commitments, guarantees, wire transfers and other account services reflecting higher business activity compared with the prior year period. In the year-to-date period, other fees and commissions were flat as higher fees from loan commitments, guarantees, wire transfers and other account services were offset by lower fees from loan syndication. See Note 11, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.

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

			Increase (Decrease)
Three Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$75	$68	$7	10.3%
Debt Markets	8	7	1	14.3
Equities	107	162	(55)	(34.0)
Markets Treasury	(7)	(22)	15	68.2
Other trading	3	(7)	10	*
Total trading revenue	$186	$208	$(22)	(10.6)%

			Increase (Decrease)
Nine Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$244	$231	$13	5.6%
Debt Markets	23	61	(38)	(62.3)
Equities	334	424	(90)	(21.2)
Markets Treasury	(27)	(16)	(11)	(68.8)
Other trading	(4)	17	(21)	*
Total trading revenue	$570	$717	$(147)	(20.5)%

*Percentage change is greater than 100 percent.
Trading revenue decreased during the three and nine months ended September 30, 2025 due to lower revenue in Equities driven by lower balance sheet deployment in prime finance and, in the year-to-date period, lower revenue in Debt Markets driven by lower balance sheet deployment and lower valuation gains. Also contributing to the decrease in the year-to-date period was lower Other trading revenue due primarily to unfavorable fair value adjustments on certain investments held for Community Reinvestment Act purposes and the lower performance of economic hedge positions used to manage interest rate risk. These decreases were partially offset by higher revenue in Foreign Exchange driven by higher market volatility compared with the prior year periods. Revenue in Markets Treasury was higher in the three-month period and lower in the year-to-date period reflecting the performance of economic hedge positions used to manage interest rate risk.
Other securities gains (losses), net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and nine months ended September 30, 2025, we sold $3,156 million and $5,879 million, respectively, of primarily U.S. Treasury securities compared with sales of $2,282 million and $4,317 million during the prior year periods as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes. Other securities gains (losses), net improved during the three and nine months ended September 30, 2025 due primarily to the non-recurrence of a loss of $148 million realized in the third quarter of 2024 from the sale of certain U.S. Government sponsored mortgage-backed securities as we managed our exposure to the changing interest rate environment and rebalanced the portfolio for risk management purposes. Also contributing to the improvement, to a lesser extent, were higher gains from the sale of U.S. Treasury securities. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains (losses), net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Servicing and other fees from HSBC affiliates were flat during the three months ended September 30, 2025 and increased in the year-to-date period due primarily to higher custodial fees from HSBC Bank plc,

HSBC USA Inc.
higher performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc and higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates. These increases were partially offset by lower loan servicing fees from HSBC Markets (USA) Inc. ("HMUS").
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain student loans held for investment, certain of our own fixed-rate debt issuances, all of our hybrid instruments issued, including structured notes and deposits, and certain client share repurchase transactions. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial assets and liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives was flat during the three months ended September 30, 2025 and improved in the year-to-date period as unfavorable fair value adjustments on commercial loans held for sale driven by deterioration in the financial condition of certain clients in the current year periods were offset in the three-month period and more than offset in the year-to-date period by favorable movements related to the economic hedging of interest rate and other risks within our hybrid instruments. Also contributing to the improvement in the year-to-date period were favorable movements related to the economic hedging of interest rate risk within our own debt. See Note 9, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) improved during the three and nine months ended September 30, 2025 due primarily to lower valuation losses associated with credit default swap protection which decreased by $10 million and $32 million, respectively, which largely reflects the hedging of a few client relationships, as well as lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares. During the three and nine months ended September 30, 2025, we recorded losses of $7 million and $13 million, respectively, primarily related to changes in the Visa Class B share conversion rate compared with losses of $29 million and $32 million during the prior year periods.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$145	$145	$—	—%
Support services from HSBC affiliates:
Fees paid to HSBC Technology & Services (USA) Inc. ("HTSU")	249	238	11	4.6
Fees paid to HMUS	43	66	(23)	(34.8)
Fees paid to other HSBC affiliates	140	124	16	12.9
Total support services from HSBC affiliates	432	428	4	.9
Occupancy expense, net	13	12	1	8.3
Other expenses:
Equipment and software	36	31	5	16.1
Marketing	11	14	(3)	(21.4)
Outside services	10	10	—	—
Professional fees	12	11	1	9.1
Federal Deposit Insurance Corporation ("FDIC") assessment fees	9	11	(2)	(18.2)
Miscellaneous	(7)	9	(16)	*
Total other expenses	71	86	(15)	(17.4)
Total operating expenses	$661	$671	$(10)	(1.5)%
Personnel - average number	2,017	2,046
Efficiency ratio	61.6%	86.8%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$454	$423	$31	7.3%
Support services from HSBC affiliates:
Fees paid to HTSU	725	707	18	2.5
Fees paid to HMUS	162	183	(21)	(11.5)
Fees paid to other HSBC affiliates	405	356	49	13.8
Total support services from HSBC affiliates	1,292	1,246	46	3.7
Occupancy expense, net	37	53	(16)	(30.2)
Other expenses:
Equipment and software	102	92	10	10.9
Marketing	24	28	(4)	(14.3)
Outside services	29	34	(5)	(14.7)
Professional fees	34	34	—	—
FDIC assessment fees	44	92	(48)	(52.2)
Miscellaneous	1	38	(37)	(97.4)
Total other expenses	234	318	(84)	(26.4)
Total operating expenses	$2,017	$2,040	$(23)	(1.1)%
Personnel - average number	2,052	2,030
Efficiency ratio	63.9%	75.9%

*Percentage change is greater than 100 percent.
Salaries and employee benefits  Salaries and employee benefits expense was flat during the three months ended September 30, 2025 and increased in the year-to-date period due to higher severance related costs driven by $14 million of costs recorded during the nine months ended September 30, 2025 related to the simplification of our organizational structure, higher salaries expense driven by the addition of personnel associated with growth initiatives in certain businesses and higher incentive compensation expense reflecting improved business performance.
Support services from HSBC affiliates  Support services from HSBC affiliates increased during the three and nine months ended September 30, 2025 due to higher cost allocations associated with global resourcing and other global support activities, higher cost allocations from our technology and support service functions reflecting the impact of an updated service level agreement, and higher allocated severance related costs driven by $12 million and $36 million of allocated costs from other HSBC affiliates recorded during the three and nine months ended September 30, 2025, respectively, related to the simplification of our organizational structure. Also contributing to the increase in the year-to-date period were higher costs associated with our investments in systems infrastructure and new technologies. These increases were partially offset by lower cost allocations from HMUS associated with banking support activities. A summary of the services received from various HSBC affiliates is included in Note 12, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense, net was relatively flat during the three months ended September 30, 2025 and decreased in the year-to-date period due primarily to the non-recurrence of $15 million of lease impairment costs recorded during the nine months ended September 30, 2024 associated with the exit of our previous U.S. headquarters.
Other expenses  Other expenses decreased during the three and nine months ended September 30, 2025 due primarily to lower expense related to legal matters and, in the year-to-date period, lower deposit insurance assessment fees driven by $34 million of additional special assessment fees which were accrued during the nine months ended September 30, 2024 to reflect our updated special assessment amount as well as higher expense capitalization related to internally developed software. These decreases were partially offset by higher amortization of previously capitalized software development costs.
Efficiency ratio  Our efficiency ratio improved during the three and nine months ended September 30, 2025 due to higher net interest income, higher other revenues and lower operating expenses as discussed in detail above.

HSBC USA Inc.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended September 30,	2025	2024
	(dollars are in millions)
Income before income tax	$496	$115
Income tax expense	118	27
Effective tax rate	23.8%	23.5%

Nine Months Ended September 30,	2025	2024
	(dollars are in millions)
Income before income tax	$1,063	$611
Income tax expense	236	129
Effective tax rate	22.2%	21.1%
During the three months ended September 30, 2025, income tax expense increased due primarily to higher pre-tax income, while the effective tax rate was relatively flat. In the year-to-date period, income tax expense and the effective tax rate increased due primarily to higher pre-tax income and the non-recurrence of an immaterial out of period adjustment to our deferred tax asset balance which decreased tax expense by $12 million during the first quarter of 2024.
Management evaluated the need for a valuation allowance against deferred tax assets at September 30, 2025 and December 31, 2024 and it was determined that a valuation allowance was not required.
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
See Note 13, "Business Segments," in the accompanying consolidated financial statements for a table that summarizes the impact of these changes on reported profit (loss) before tax, total assets and total deposits as of and for the three and nine months ended September 30, 2024. There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2024 Form 10-K.
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
International Wealth and Premier Banking  The following table summarizes the Group Reporting Basis results for our IWPB segment:

			Increase (Decrease)
Three Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest income	$190	$175	$15	8.6%
Other operating income	66	8	58	*
Total operating income(1)	256	183	73	39.9
Expected credit losses	2	2	—	—
Net operating income	254	181	73	40.3
Operating expenses	198	207	(9)	(4.3)
Profit (loss) before tax	$56	$(26)	$82	*

			Increase (Decrease)
Nine Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest income	$564	$529	$35	6.6%
Other operating income	181	133	48	36.1
Total operating income(1)	745	662	83	12.5
Expected credit losses	5	—	5	*
Net operating income	740	662	78	11.8
Operating expenses	586	592	(6)	(1.0)
Profit before tax	$154	$70	$84	*

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

			Increase (Decrease)
Three Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Retail Banking	$150	$135	$15	11.1%
Wealth	78	74	4	5.4
Other(2)	28	(26)	54	*
Total operating income	$256	$183	$73	39.9%

			Increase (Decrease)
Nine Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Retail Banking	$438	$421	$17	4.0%
Wealth	238	218	20	9.2
Other(2)	69	23	46	*
Total operating income	$745	$662	$83	12.5%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.

HSBC USA Inc.
Our IWPB segment reported a profit before tax during the three months ended September 30, 2025 compared with a loss before tax in the prior year period due to higher other operating income, higher net interest income and lower operating expenses. In the year-to-date period, our IWPB segment reported a higher profit before tax due to higher other operating income, higher net interest income and lower operating expenses, partially offset by higher expected credit losses.
Net interest income increased during the three and nine months ended September 30, 2025 due to higher loan balances driven by growth in residential mortgages as well as higher yields on newly originated residential mortgage loans. These increases were partially offset by the unfavorable impact of lower deposit balances driven by attrition and lower deposits from a few large private banking clients.
Other operating income increased during the three and nine months ended September 30, 2025 due primarily to higher allocated Markets Treasury revenue, largely reflecting the non-recurrence of an allocated loss of $22 million recorded in the third quarter of 2024 from the sale of certain securities for risk management purposes, as well as lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares. During the three and nine months ended September 30, 2025, we recorded losses of $7 million and $13 million, respectively, primarily related to changes in the Visa Class B share conversion rate compared with losses of $29 million and $32 million during the prior year periods. Also contributing to the increase were higher investment management fees driven by higher average assets under management and positive market performance. These increases were partially offset in the year-to-date period by the lower performance of economic hedge positions used to manage interest rate risk.
Expected credit losses were flat during the three months ended September 30, 2025 and increased in the year-to-date period reflecting a loss provision in the current year period driven by a slight deterioration in the credit quality of the portfolio and growth in residential mortgages.
Operating expenses decreased during the three and nine months ended September 30, 2025 due primarily to lower expense related to legal matters, partially offset by higher incentive compensation expense, higher salaries expense and, in the year-to-date period, higher severance related costs driven by the simplification of our organizational structure.
Client Assets The following table provides information regarding private banking client assets during the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30,	2025	2024
	(in millions)
Client assets at beginning of period	$67,564	$55,754
Net new money (outflows)	(5,079)	(3,179)
Value change	15,007	11,544
Client assets at end of period	$77,492	$64,119

HSBC USA Inc.
Corporate and Institutional Banking  The following table summarizes the Group Reporting Basis results for our CIB segment:

			Increase (Decrease)
Three Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest income	$463	$451	$12	2.7%
Other operating income	340	131	209	*
Total operating income(1)	803	582	221	38.0
Expected credit losses	17	17	—	—
Net operating income	786	565	221	39.1
Operating expenses	412	423	(11)	(2.6)
Profit before tax	$374	$142	$232	*

			Increase (Decrease)
Nine Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest income	$1,396	$1,301	$95	7.3%
Other operating income	976	684	292	42.7
Total operating income(1)	2,372	1,985	387	19.5
Expected credit losses	164	52	112	*
Net operating income	2,208	1,933	275	14.2
Operating expenses	1,277	1,263	14	1.1
Profit before tax	$931	$670	$261	39.0%

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

			Increase (Decrease)
Three Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Wholesale Transaction Banking	$508	$433	$75	17.3%
Investment Banking	23	27	(4)	(14.8)
Debt and Equity Markets	28	35	(7)	(20.0)
Credit and Lending	113	127	(14)	(11.0)
Other(2)	131	(40)	171	*
Total operating income	$803	$582	$221	38.0%

			Increase (Decrease)
Nine Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Wholesale Transaction Banking	$1,483	$1,218	$265	21.8%
Investment Banking	90	116	(26)	(22.4)
Debt and Equity Markets	94	94	—	—
Credit and Lending	340	370	(30)	(8.1)
Other(2)	365	187	178	95.2
Total operating income	$2,372	$1,985	$387	19.5%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, allocated Markets Treasury revenue and net interest income on capital held in the business and not assigned to products.
Our CIB segment reported a higher profit before tax during the three and nine months ended September 30, 2025 due primarily to higher other operating income and higher net interest income. These increases were partially offset in the year-to-date period by higher expected credit losses. While operating expenses were lower and contributed to the increase in the three-month period, they were higher and partially offset the increase in the year-to-date period.

HSBC USA Inc.
Revenue increased during the three and nine months ended September 30, 2025 due to higher revenue in Wholesale Transaction Banking and Other, partially offset by lower revenue in Credit and Lending, Investment Banking and, in the three-month period, Debt and Equity Markets.
•Wholesale Transaction Banking revenue increased driven by higher net interest income from higher deposit spreads and the favorable impact of higher deposit balances as well as increased foreign exchange revenue from market volatility.
•Investment Banking revenue decreased due primarily to lower fees from loan syndication, partially offset by improved performance in issuer services.
•Debt and Equity Markets revenue decreased in the three-month period driven by higher valuation losses in secondary credit and unfavorable fair value adjustments on certain loans held for sale driven by deterioration in the financial condition of certain clients. In the year-to-date period, revenue in Debt and Equity Markets was flat.
•Credit and Lending revenue decreased due primarily to lower net interest income from loan spreads and lower loan balances. These decreases were partially offset by lower valuation losses associated with credit default swap protection which largely reflects the hedging of a few client relationships and improved fair value adjustments on certain credit-linked structured notes.
•Other revenue increased due primarily to higher allocated Markets Treasury revenue, largely reflecting the non-recurrence of an allocated loss of $126 million recorded in the third quarter of 2024 from the sale of certain securities for risk management purposes. Also contributing to the increase were higher earnings on capital.
Expected credit losses were flat during the three months ended September 30, 2025 and increased in the year-to-date period. The loss provisions in the current year periods were driven by higher probability of default estimates on certain stage 2 exposures, which more than offset the impact of improved probability of default estimates on stage 1 exposures. Also contributing to the loss provision in the year-to-date period were downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan in the first quarter, and worsening economic forecasts. In the prior year periods, the loss provisions were driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking.
Operating expenses decreased during the three months ended September 30, 2025 and increased in the year-to-date period as lower cost allocations from our support service functions and lower incentive compensation expense were partially offset in the three-month period and more than offset in the year-to-date period by higher severance related costs driven by the simplification of our organizational structure. Also contributing to the increase in the year-to-date period was higher salaries expense.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest expense	$(76)	$(175)	$99	56.6%
Other operating income	75	174	(99)	(56.9)
Total operating income (expense)	(1)	(1)	—	—
Expected credit losses	—	—	—	—
Net operating income (expense)	(1)	(1)	—	—
Operating expenses	33	24	9	37.5
Loss before tax	$(34)	$(25)	$(9)	(36.0)%

			Increase (Decrease)
Nine Months Ended September 30,	2025	2024	Amount	%
	(dollars are in millions)
Net interest expense	$(261)	$(502)	$241	48.0%
Other operating income	256	507	(251)	(49.5)
Total operating income (expense)	(5)	5	(10)	*
Expected credit losses	—	—	—	—
Net operating income (expense)	(5)	5	(10)	*
Operating expenses	107	142	(35)	(24.6)
Loss before tax	$(112)	$(137)	$25	18.2%

*Percentage change is greater than 100 percent.
Our CC segment reported a higher loss before tax during the three months ended September 30, 2025 due to lower other operating income and higher operating expenses, partially offset by lower net interest expense. In the year-to-date period, our CC segment reported a lower loss before tax due to lower net interest expense and lower operating expenses, partially offset by lower other operating income.
Net interest expense decreased during the three and nine months ended September 30, 2025 driven by a lower cost of funds reflecting the impact of lower market rates.
Other operating income decreased during the three and nine months ended September 30, 2025 due primarily to lower net funding credits associated with CIB trading activities which decreased by $103 million and $247 million, respectively, which reflects the lower net interest expense above.
Operating expenses increased during the three months ended September 30, 2025 due primarily to higher severance related costs driven by the simplification of our organizational structure and higher cost allocations from our support service functions. In the year-to-date period, operating expenses decreased due to lower deposit insurance special assessment fees driven by $34 million of additional special assessment fees which were accrued during the nine months ended September 30, 2024 to reflect our updated special assessment amount as well as lower expense related to legal matters. These decreases in the year-to-date period were partially offset by higher severance related costs driven by the simplification of our organizational structure and higher cost allocations from our support service functions.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2024 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2024 Form 10-K. There have been no significant revisions to our policies or methodologies during the first nine months of 2025.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	September 30, 2025	June 30, 2025	December 31, 2024
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$519	$611	$526
Consumer loans	6	3	11
Total loans	525	614	537
Securities held-to-maturity	—	—	—
Other financial assets measured at amortized cost(1)	—	—	—
Securities available-for-sale	—	—	—
Total allowance for credit losses	$525	$614	$537

Liability for off-balance sheet credit exposures	$128	$158	$139

(1)Primarily includes accrued interest receivables and customer acceptances.
The total allowance for credit losses at September 30, 2025 decreased $89 million or 14 percent as compared with June 30, 2025 and decreased $12 million or 2 percent as compared with December 31, 2024 due to a lower loss estimate on our commercial loan portfolio and, as compared with December 31, 2024, a lower loss estimate on our consumer loan portfolio.
Our commercial allowance for credit losses at September 30, 2025 decreased $92 million or 15 percent as compared with June 30, 2025 due to charge-offs, improved probability of default estimates, including lower reserves for risk associated with large loan exposures, and a decline in reserves for risk factors associated with higher risk exposures. As compared with December 31, 2024, our commercial allowance for credit losses decreased $7 million or 1 percent as the impacts of charge-offs, a decline in reserves for risk factors associated with higher risk exposures and improved probability of default estimates were largely offset by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan in the first quarter, and worsening economic forecasts.
Our consumer allowance for credit losses at September 30, 2025 was relatively flat as compared with June 30, 2025 and decreased $5 million or 45 percent as compared with December 31, 2024 due primarily to improved probability of default and loss given default estimates in residential mortgages.
The liability for off-balance sheet credit exposures at September 30, 2025 decreased $30 million or 19 percent as compared with June 30, 2025 and decreased $11 million or 8 percent as compared with December 31, 2024 resulting from improved probability of default estimates, which as compared with December 31, 2024, was partially offset by worsening economic forecasts.

HSBC USA Inc.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	September 30, 2025		June 30, 2025		December 31, 2024
	(dollars are in millions)
Commercial:
Real estate, including construction	$174	9.7%	$180	9.9%	$144	10.5%
Business and corporate banking(1)	345	40.0	430	41.7	381	40.5
Other commercial	—	15.2	1	13.4	1	14.4
Total commercial	519	64.9	611	65.0	526	65.4
Consumer:
Residential mortgages	(14)	34.1	(17)	34.0	(12)	33.5
Home equity mortgages	5	.6	5	.6	6	.6
Credit cards	12	.3	12	.3	13	.3
Other consumer	3	.1	3	.1	4	.2
Total consumer	6	35.1	3	35.0	11	34.6
Total	$525	100.0%	$614	100.0%	$537	100.0%

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
The following table sets forth key ratios for the allowance for credit losses on loans:

	September 30, 2025	June 30, 2025	December 31, 2024
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.46%	1.69%	1.48%
Affiliates	—	—	—
Total commercial	1.24	1.47	1.28
Consumer:
Residential mortgages	(.06)	(.08)	(.06)
Home equity mortgages	1.29	1.25	1.53
Credit cards	6.86	6.78	6.67
Other consumer	3.95	4.11	5.06
Total consumer	.03	.01	.05
Total loans	.81	.96	.86
Nonperforming loans:(1)(2)
Commercial	81%	78%	76%
Consumer	3	1	6
Total nonperforming loans	62	62	62

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three and nine months ended September 30, 2025 and 2024.
The allowance for credit losses on loans as a percentage of total loans held for investment at September 30, 2025 decreased as compared with June 30, 2025 due to the decrease in our commercial allowance for credit losses for the reasons discussed above.

HSBC USA Inc.
As compared with December 31, 2024, the allowance for credit losses as a percentage of total loans held for investment decreased due to an increase in total loans held for investment and the decrease in our allowance for credit losses for the reasons discussed above.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment at September 30, 2025 was flat as compared with both June 30, 2025 and December 31, 2024 as a decrease in nonperforming loans as discussed further below was offset by the decrease in our allowance for credit losses for the reasons discussed above.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	September 30, 2025		June 30, 2025		December 31, 2024
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$69	.16%	$91	.22%	$212	.52%
Consumer:
Residential mortgages(1)(2)	124	.56	144	.66	134	.64
Home equity mortgages(1)(2)	5	1.29	6	1.50	4	1.02
Credit cards	3	1.71	3	1.69	3	1.54
Other consumer	1	1.32	1	1.37	1	1.27
Total consumer	133	.59	154	.68	142	.65
Total	$202	.31	$245	.38	$354	.56

(1)At September 30, 2025, June 30, 2025 and December 31, 2024, consumer mortgage loan delinquency includes $62 million, $69 million and $67 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage ("ARM") loans:

	September 30, 2025		June 30, 2025		December 31, 2024
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Interest-only loans	$8	.17%	$7	.15%	$9	.19%
ARM loans	79	.48	97	.59	87	.56
Our two-months-and-over contractual delinquency ratio decreased 7 basis points and 25 basis points compared with June 30, 2025 and December 31, 2024, respectively, due to lower dollars of delinquency in both our commercial and consumer loan portfolios. Also contributing to the decrease in the ratio as compared with December 31, 2024 were higher outstanding loan balances.
Our commercial loan two-months-and-over contractual delinquency ratio decreased 6 basis points and 36 basis points compared with June 30, 2025 and December 31, 2024, respectively, due to lower dollars of delinquency driven by charge-offs and collections, including as compared with December 31, 2024, the collections of a few corporate banking loans in the first quarter.
Our consumer loan two-months-and-over contractual delinquency ratio decreased 9 basis points and 6 basis points compared with June 30, 2025 and December 31, 2024, respectively, due primarily to lower dollars of delinquency in residential mortgages driven by collections, including the collections of few large loans which became 60 days past due in the second quarter. Also contributing to the decrease in the ratio as compared with December 31, 2024 were higher outstanding loan balances.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025			2024			2025			2024
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$1	$6,119	.07%	$—	$6,763	—%	$28	$6,304	.59%	$—	$6,909	—%
Business and corporate banking(1)	34	25,952	.52	5	27,090	.07	73	26,433	.37	56	26,984	.28
Other commercial	—	9,152	—	—	6,943	—	—	8,985	—	—	6,680	—
Total commercial	35	41,223	.34	5	40,796	.05	101	41,722	.32	56	40,573	.18
Consumer:
Residential mortgages	—	21,949	—	(1)	19,836	(.02)	(3)	21,612	(.02)	(3)	19,189	(.02)
Home equity mortgages	—	390	—	—	392	—	(1)	392	(.26)	(1)	389	(.26)
Credit cards	—	176	—	1	185	2.16	2	178	1.69	3	186	2.15
Other consumer	—	62	—	1	67	5.97	—	65	—	1	78	1.28
Total consumer	—	22,577	—	1	20,480	.02	(2)	22,247	(.01)	—	19,842	—
Total	$35	$63,800	.22	$6	$61,276	.04	$99	$63,969	.21	$56	$60,415	.12

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
Our net charge-off ratio increased 18 basis points and 9 basis points during the three and nine months ended September 30, 2025, respectively, due to a higher level of net charge-offs in our commercial loan portfolio driven by the deterioration of a few corporate banking loans and loan sales. The increase in the ratio was partially offset by higher average loan balances.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	September 30, 2025		June 30, 2025		December 31, 2024
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$637	1.52%	$781	1.87%	$688	1.68%
Consumer:
Residential mortgages(2)(3)(4)	199	.90	202	.92	173	.82
Home equity mortgages(2)(3)	9	2.32	10	2.51	6	1.53
Credit cards	2	1.14	2	1.13	3	1.54
Other consumer	1	1.32	1	1.37	1	1.27
Total consumer	211	.93	215	.96	183	.84
Total	$848	1.31	$996	1.55	$871	1.39

Other real estate owned(5)	$7		$6		$8

(1)See Note 4, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At September 30, 2025, June 30, 2025 and December 31, 2024, total nonperforming loans include $48 million, $48 million and $151 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At September 30, 2025, June 30, 2025 and December 31, 2024, nonperforming consumer mortgage loans include $108 million, $103 million and $106 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
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
(5)Includes nil of commercial other real estate owned at September 30, 2025, June 30, 2025 and December 31, 2024.
Our nonperforming loans ratio decreased 24 basis points compared with June 30, 2025 due primarily to lower nonperforming loans in our commercial loan portfolio. As compared with December 31, 2024, our nonperforming loans ratio decreased 8 basis points due to lower nonperforming loans in our commercial loan portfolio, partially offset by higher non-performing loans in our consumer loan portfolio. Also contributing to the decrease in the ratio as compared with December 31, 2024 were higher outstanding loan balances.
Our commercial nonperforming loans ratio decreased 35 basis points and 16 basis points compared with June 30, 2025 and December 31, 2024, respectively, due to lower nonperforming loans driven by the upgrade of a large corporate banking loan as well as charge-offs, paydowns and, as compared with December 31, 2024, the collections of a few corporate banking loans in the first quarter which were accruing loans contractually 90 days or more past due at year-end. These decreases were partially offset by downgrades, including as compared with December 31, 2024, the downgrade of a large commercial real estate loan in the first quarter.
Our consumer nonperforming loans ratio decreased 3 basis points compared with June 30, 2025 due primarily to lower nonperforming loans in residential mortgages driven by collections. As compared with December 31, 2024, our consumer nonperforming loans ratio increased 9 basis points due to higher nonperforming loans driven primarily by mortgage loans where the borrowers were provided with payment deferrals of more than three months as a result of the recent California wildfires and, as a result, have been placed on nonaccrual status. The increase in the ratio as compared with December 31, 2024 was partially offset by higher outstanding loan balances.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	September 30, 2025		December 31, 2024
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Diversified financials	$8,618	$10,241	$9,396	$9,034
Real estate	4,244	1,848	4,744	1,922
Commercial and professional services	2,688	6,913	2,703	6,525
Software and services	2,306	6,256	1,511	7,988
Retailing	2,230	4,258	1,868	5,106
Consumer services	2,197	4,010	1,843	3,731
Utilities	2,092	1,564	1,626	1,401
Consumer durables and apparel	1,858	4,110	1,508	3,521
Capital goods	1,586	6,584	1,672	6,987
Chemicals	1,021	4,212	1,015	4,309
Energy	992	4,777	929	4,847
Metals and mining	808	505	682	566
Health care equipment and services	734	2,988	803	2,964
Technology hardware and equipment	683	6,766	736	6,277
Food, beverage and tobacco	595	2,800	832	2,373
Food and staples retailing	574	1,528	624	1,587
Pharmaceuticals, biotechnology and life science	364	3,725	307	4,254
Media and entertainment	333	1,153	435	883
Insurance	307	3,194	345	3,009
Automobiles and components	227	1,578	257	1,551
Total commercial credit exposure in top 20 industries(1)	34,457	79,010	33,836	78,835
All other industries	996	8,009	1,766	6,959
Total commercial credit exposure(2)	$35,453	$87,019	$35,602	$85,794

(1)Based on utilization at September 30, 2025.
(2)Excludes commercial credit exposures with affiliates.
Our commercial real estate secured loan portfolio which totaled $3,217 million and $3,686 million at September 30, 2025 and December 31, 2024, respectively, reflects the following borrower types:

	September 30, 2025	December 31, 2024
Multifamily	36.2%	40.6%
Office	30.1	27.4
Hotels	14.3	12.5
All other types	19.4	19.5
Total	100.0%	100.0%

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure at September 30, 2025 and December 31, 2024 for our real estate secured loan portfolios, excluding loans held for sale:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
September 30, 2025
New York State	20.7%	26.3%
California	16.1	48.7
North Central United States	6.9	.8
North Eastern United States, excluding New York State	4.9	6.9
Southern United States	47.0	9.5
Western United States, excluding California	4.4	7.8
Total	100.0%	100.0%
December 31, 2024
New York State	20.3%	27.3%
California	15.3	48.3
North Central United States	8.3	.9
North Eastern United States, excluding New York State	4.8	7.0
Southern United States	43.2	9.5
Western United States, excluding California	8.1	7.0
Total	100.0%	100.0%
Residential Mortgage Loans Our consumer loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, excluding mortgages held for sale, at September 30, 2025 and December 31, 2024. Each category is not mutually exclusive and loans may appear in more than one category below.

	September 30, 2025	December 31, 2024
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$4,668	$4,650
ARM loans(1)	16,579	15,587

(1)During the remainder of 2025 and during 2026, approximately $93 million and $682 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios, excluding mortgages held for sale, at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in millions)
Closed end:
First lien	$21,994	$21,035
Second lien	12	13
Revolving(1)	376	380
Total	$22,382	$21,428

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

	September 30, 2025	December 31, 2024
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$10,575	$11,591
Less: collateral held against exposure	2,373	3,587
Net credit risk exposure	$8,202	$8,004

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
Interest Bearing Deposits with Banks totaled $23,995 million and $22,625 million at September 30, 2025 and December 31, 2024, respectively, of which $23,867 million and $22,533 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying

HSBC USA Inc.
liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $4,851 million and $14,313 million at September 30, 2025 and December 31, 2024, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $18,418 million and $19,470 million at September 30, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $48,256 million and $42,735 million at September 30, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $6,309 million and $7,352 million at September 30, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $122,760 million and $123,350 million at September 30, 2025 and December 31, 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $23,183 million at September 30, 2025 from $20,717 million at December 31, 2024. The following table presents the maturities of long-term debt at September 30, 2025:

(in millions)
2025	$685
2026	2,637
2027	3,405
2028	5,736
2029	1,961
Thereafter	8,759
Total	$23,183
The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30,	2025	2024
	(in millions)
Long-term debt issued	$10,609	$5,270
Long-term debt repaid	(8,609)	(5,664)
Net long-term debt issued (repaid)	$2,000	$(394)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the nine months ended September 30, 2025.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At September 30, 2025, we were authorized to issue up to $15,000 million, of which $5,033 million was available. HSBC Bank USA has a Global Bank Note Program that provides for the aggregate issuance of $40,000 million of subordinated and senior notes, of which $11,968 million remained available to be issued at September 30, 2025.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At September 30, 2025, long-term debt included $1,000 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $41,099 million.
Preferred Equity  See Note 19, "Preferred Stock," in our 2024 Form 10-K for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During the nine months ended September 30, 2025, HSBC USA received a common stock dividend of $500 million from its subsidiary, HSBC Bank USA and paid dividends on its common stock of $1.5 billion from retained earnings to its parent, HSBC North America.

HSBC USA Inc.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios calculated at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Common equity Tier 1 capital to risk-weighted assets	12.2%	13.6%
Tier 1 capital to risk-weighted assets	12.4	13.8
Total capital to risk-weighted assets	14.6	16.2
Tier 1 leverage ratio(1)	7.5	8.0

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

HSBC USA Inc.
2025 Funding Strategy  Our current estimate for funding needs and sources for 2025 are summarized in the following table:

	Actual January 1 through September 30, 2025	Estimated October 1 through December 31, 2025	Estimated Full Year 2025
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$2	$—	$2
Net change in short-term investments and securities	(2)	2	—
Net change in trading and other assets	(1)	—	(1)
Total funding needs	$(1)	$2	$1
Increase (decrease) in funding sources:
Net change in deposits	$—	$3	$3
Net change in trading and other short-term liabilities	(3)	—	(3)
Net change in long-term debt	2	(1)	1
Total funding sources	$(1)	$2	$1
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At September 30, 2025 and December 31, 2024, we had commitments to extend credit totaling $94.1 billion and $93.8 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at September 30, 2025 and December 31, 2024, see Note 16, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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
In addition, we had commitments to purchase securities under agreements to resell on a forward starting basis totaling nil at both September 30, 2025 and December 31, 2024. These contracts typically expire in less than one month and are secured by collateral primarily from U.S. Treasury securities.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2025 and December 31, 2024, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant

HSBC USA Inc.
unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, mortgage servicing rights, derivatives with certain inputs which are unobservable, certain credit default swaps, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(dollars are in millions)
Level 3 assets(1)(2)	$667	$666
Total assets measured at fair value(1)(3)	62,826	65,724
Level 3 liabilities(1)	2,746	2,550
Total liabilities measured at fair value(1)	26,569	32,544
Level 3 assets as a percent of total assets measured at fair value	1.1%	1.0%
Level 3 liabilities as a percent of total liabilities measured at fair value	10.3%	7.8%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $292 million of recurring Level 3 assets and $375 million of non-recurring Level 3 assets at September 30, 2025. Includes $316 million of recurring Level 3 assets and $350 million of non-recurring Level 3 assets at December 31, 2024.
(3)Includes $62,253 million of assets measured on a recurring basis and $573 million of assets measured on a non-recurring basis at September 30, 2025. Includes $65,274 million of assets measured on a recurring basis and $450 million of assets measured on a non-recurring basis at December 31, 2024.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2025 and 2024 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $11 million or a decrease of the overall fair value measurement of approximately $44 million at September 30, 2025. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of certain credit-linked structured notes, certain unfunded loan commitments and swap agreements entered into in conjunction with the sales of Visa Class B Shares.

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
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first nine months of 2025, economic uncertainty increased due to the potential impacts of new trade and other economic policies in the United States, including tariffs, along with the ongoing uncertainty associated with elevated interest rates and the effects from higher inflation. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2024 Form 10-K for a more complete discussion of our approach to credit risk.
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
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the

HSBC USA Inc.
next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators on a daily basis. During the nine months ended September 30, 2025, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both September 30, 2025 and December 31, 2024, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of stable funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both September 30, 2025 and December 31, 2024. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of stable funding for assets and off-balance sheet exposures.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at September 30, 2025:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At September 30, 2025, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both September 30, 2025 and December 31, 2024, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.

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

	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected banking book net interest income (reflects projected rate movements on October 1, 2025 and January 1, 2025, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(54)	(2)%	$(56)	(2)%
Resulting from a gradual 100 basis point decrease in the yield curve	40	2	43	2
Other significant scenarios monitored (reflects projected rate movements on October 1, 2025 and January 1, 2025, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(84)	(3)	(111)	(4)
Resulting from an immediate 100 basis point decrease in the yield curve	63	2	94	4
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
The following table summarizes our non-trading VaR for the nine months ended September 30, 2025 and at December 31, 2024:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(1)
	(in millions)
At September 30, 2025	$47	$135	$(27)	$155

Nine Months Ended September 30, 2025
Average	167	177	(124)	220
Maximum	219	227		261
Minimum	47	125		143

At December 31, 2024	$202	$161	$(137)	$226

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
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR for the nine months ended September 30, 2025 and at December 31, 2024:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At September 30, 2025	$2	$1	$2	$(2)	$3

Nine Months Ended September 30, 2025
Average	1	2	2	(2)	3
Maximum	2	5	3		6
Minimum	1	—	1		2

At December 31, 2024	$1	$1	$1	$(1)	$2

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
During the nine months ended September 30, 2025, we experienced five loss back-testing exceptions in the second quarter due to significant market volatility driven by changes in United States tariff policies. During the period, market risk exposures and actual reported losses remained within the entity's risk limits.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and nine months ended September 30, 2025 included fees of $8 million and $22 million, respectively, compared with fees of $7 million and $21 million during the three and nine months ended September 30, 2024, respectively.

Three Months Ended September 30,	2025			2024
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$27,126	$283	4.14%	$27,419	$314	4.56%
Federal funds sold and securities purchased under resale agreements(1)	5,909	115	7.72	2,267	89	15.62
Trading securities	17,869	90	2.00	19,789	94	1.89
Securities	47,804	517	4.29	42,514	481	4.50
Loans:
Commercial	42,090	639	6.02	41,171	736	7.11
Consumer:
Residential mortgages	21,950	236	4.27	19,837	199	3.99
Home equity mortgages	390	6	6.10	392	8	8.12
Credit cards	176	4	9.02	185	5	10.75
Other consumer	62	1	6.40	67	2	11.88
Total consumer	22,578	247	4.34	20,481	214	4.16
Total loans	64,668	886	5.44	61,652	950	6.13
Other	1,340	13	3.85	1,532	18	4.67
Total interest earning assets	$164,716	$1,904	4.59%	$155,173	$1,946	4.99%
Allowance for credit losses	(612)			(574)
Cash and due from banks	566			637
Other assets	8,944			9,048
Total assets	$173,614			$164,284
Liabilities and Equity:
Domestic deposits:
Savings deposits	$45,927	$280	2.42%	$42,041	$325	3.08%
Time deposits	19,394	211	4.32	21,593	313	5.77
Other interest bearing deposits	33,031	368	4.42	29,887	351	4.67
Foreign deposits	6,282	54	3.41	5,564	57	4.08
Total interest bearing deposits	104,634	913	3.46	99,085	1,046	4.20
Short-term borrowings:
Securities sold under repurchase agreements(1)	1,674	64	15.17	1,245	74	23.65
Commercial paper	4,232	51	4.78	5,695	84	5.87
Other short-term borrowings	1,467	11	2.97	680	4	2.34
Total short-term borrowings	7,373	126	6.78	7,620	162	8.46
Long-term debt	23,993	325	5.37	17,743	282	6.32
Total interest bearing debt	136,000	1,364	3.98	124,448	1,490	4.76
Tax liabilities and other	1,486	15	4.00	1,572	17	4.30
Total interest bearing liabilities	$137,486	$1,379	3.98%	$126,020	$1,507	4.76%
Net interest income/Interest rate spread		$525	.61%		$439	.23%
Noninterest bearing deposits	18,840			19,952
Other liabilities	5,463			6,302
Total equity	11,825			12,010
Total liabilities and equity	$173,614			$164,284
Net interest margin on average earning assets			1.26%			1.13%

HSBC USA Inc.

Nine Months Ended September 30,	2025			2024
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$29,090	$902	4.15%	$28,563	$942	4.41%
Federal funds sold and securities purchased under resale agreements(1)	6,008	338	7.52	3,729	319	11.43
Trading securities	17,753	268	2.02	18,936	268	1.89
Securities	45,869	1,483	4.32	41,502	1,388	4.47
Loans:
Commercial	42,375	1,929	6.09	40,950	2,182	7.12
Consumer:
Residential mortgages	21,613	690	4.27	19,191	558	3.88
Home equity mortgages	392	19	6.48	389	22	7.55
Credit cards	178	13	9.76	186	15	10.77
Other consumer	65	3	6.17	78	5	8.56
Total consumer	22,248	725	4.36	19,844	600	4.04
Total loans	64,623	2,654	5.49	60,794	2,782	6.11
Other	1,544	47	4.07	1,585	57	4.80
Total interest earning assets	$164,887	$5,692	4.62%	$155,109	$5,756	4.96%
Allowance for credit losses	(597)			(583)
Cash and due from banks	602			728
Other assets	9,003			9,000
Total assets	$173,895			$164,254
Liabilities and Equity:
Domestic deposits:
Savings deposits	$45,101	$840	2.49%	$42,774	$981	3.06%
Time deposits	20,452	742	4.85	21,402	935	5.84
Other interest bearing deposits	32,668	1,023	4.19	27,862	1,011	4.85
Foreign deposits	6,295	158	3.36	5,629	168	3.99
Total interest bearing deposits	104,516	2,763	3.53	97,667	3,095	4.23
Short-term borrowings:
Securities sold under repurchase agreements(1)	1,858	191	13.74	832	195	31.31
Commercial paper	4,803	179	4.98	5,719	257	6.00
Other short-term borrowings	1,138	21	2.47	756	20	3.53
Total short-term borrowings	7,799	391	6.70	7,307	472	8.63
Long-term debt	22,543	919	5.45	18,382	865	6.29
Total interest bearing debt	134,858	4,073	4.04	123,356	4,432	4.80
Tax liabilities and other	1,469	45	4.10	1,418	47	4.43
Total interest bearing liabilities	$136,327	$4,118	4.04%	$124,774	$4,479	4.79%
Net interest income/Interest rate spread		$1,574	.58%		$1,277	.17%
Noninterest bearing deposits	19,546			21,402
Other liabilities	5,806			6,283
Total equity	12,216			11,795
Total liabilities and equity	$173,895			$164,254
Net interest margin on average earning assets			1.28%			1.10%

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the third quarter of 2025 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the third quarter of 2025, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks
Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts local currency contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the third quarter of 2025, was approximately $566.
For the Iranian bank related-activity discussed above, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure.
The HSBC Group currently intends to continue to wind down the above activities, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224
The HSBC Group has individual customers in the Middle East that, during the third quarter of 2025, made local currency check payments for the rental of property to a corporate entity designated under Executive Order 13224. The HSBC Group processed these checks on behalf of its customers.
During the third quarter of 2025, as part of the settlement of the estate of a deceased customer in the Middle East, the HSBC Group processed a local currency domestic payment from the deceased customer's account to an individual designated under Executive Order 13224 who acted as representative for the deceased customer's heirs.
The HSBC Group has a corporate customer in Asia that became designated under Executive Order 13224 in the third quarter of 2025. Immediately following the designation, and prior to the accounts being restricted, the HSBC Group processed two low-value local currency domestic payments for the customer.
The HSBC Group had an individual customer in Europe that became designated under Executive Order 13224 in the third quarter of 2021. The relationship was exited in the third quarter of 2025 and, as part of the exit process, the HSBC Group wrote off a de minimis local currency balance owed by the customer.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2025.
Activity related to U.S. Executive Order 13382
The HSBC Group had a corporate customer in Asia that became designated under Executive Order 13382 in the second quarter of 2025. The customer's accounts were restricted at the time of designation and the relationship was exited in the third quarter of 2025. As part of the exit process, the HSBC Group returned the customer's funds to the customer.
Other activity
The HSBC Group has a non-Iranian insurance company customer in the Middle East that, during the third quarter of 2025, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has two customers in the Middle East that received local currency checks from an insurance company that is owned by the Government of Iran during the third quarter of 2025. The HSBC Group processed the checks from the insurance company to its customers.
The HSBC Group has individual and corporate customers in Europe that, during the third quarter of 2025, made local currency domestic payments to, or received such payments from, an Iranian embassy. Generally, these customers appear to receive consular or other services provided by the embassy or provide goods and services that support the conduct of the official business of the embassy. The HSBC Group processed these payments between its customers and the Iranian embassy.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2025.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during the third quarter of 2025. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2025 relating to these frozen accounts.

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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2025 and 2024, (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iii) the Consolidated Balance Sheet at September 30, 2025 and December 31, 2024, (iv) the Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 28, 2025

HSBC USA INC.

By:	/s/ ANDREW FULLAM
Andrew Fullam
Chief Financial Officer