Form 10-K
period 2025-12-31
HSBC USA INC /MD/
filed 2026-02-25
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 20, 2026, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.
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

HSBC Group

HSBC Group's ambition is to be the most trusted bank globally, putting customers at the heart of everything it does. HSBC Group helps meet its customers' financial needs and support them to achieve their goals with its products and services, while navigating the complexities of the global market through its deep international network, supported with the stability and strength of its balance sheet.

HSBC North America Operations

HSBC North America is the holding company for HSBC Group's operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2025 were HSBC USA, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain subsidiaries primarily associated with investment banking and markets activities, and HSBC Technology & Services (USA) Inc. ("HTSU"), a provider of information technology and centralized operational and support services including risk management, compliance, operations, finance, tax, legal, people resources, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA's principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC Group's operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services through the pooling of resources within HTSU to provide shared, allocated support functions to all of HSBC North America's subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in debt issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity to both entities. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of HMUS, generally leads or participates as underwriter of all HUSI domestic issuances of term debt. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.

HSBC USA Operations

In support of HSBC Group's strategy, our U.S. operations are focused on the core activities of our global businesses and a Corporate Center, as discussed below, and the positioning of our activities to be the leading international banking partner in the United States.
•Our International Wealth and Premier Banking ("IWPB") business, which was renamed in 2025 and is discussed further below, provides a range of banking and wealth products and services to individuals and entities, including globally connected affluent, high net worth and ultra-high net worth individuals and their families, focusing on internationally-minded customers in large metropolitan centers on the West and East coasts.
•Our Corporate and Institutional Banking ("CIB") business, which was created in 2025 and is discussed further below, serves corporate banking and institutional clients, focused on selected large cities with strong international trade ties, as well as top-tier multinational clients across the Americas and globally. Connecting U.S.-based clients to international opportunities through our global network of HSBC Group affiliates is an important source of revenue and returns for the HSBC Group.
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
HSBC USA also owns a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association ("HTCD"), the primary activities of which are providing personal trust services. The impact of HTCD's operations on HSBC USA's consolidated balance sheets and results of operations for the years ended December 31, 2025, 2024 and 2023 was not material.
At December 31, 2025, we had approximately 400,000 customers, some of whom are customers of more than one of our businesses. Customers in the states of California and New York accounted for 48 percent and 27 percent, respectively, of our outstanding residential mortgage loans.
We report financial information to our ultimate parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB"). As a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis"). We continue, however, to monitor capital adequacy and report to regulatory agencies in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). For additional financial information relating to our business and operating segments, as well as a summary of the significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results, see Note 21, "Business Segments," in the accompanying consolidated financial statements.
We previously announced as part of simplifying the HSBC Group's organizational structure that we would combine our Commercial Banking ("CMB") and Global Banking and Markets ("GBM") businesses to create a single CIB business, and we would rename our Wealth and Personal Banking ("WPB") business IWPB. During 2025, we implemented changes to our internal management reporting to report what was historically CMB and GBM, including Global Banking ("GB"), Markets and Securities Services ("MSS") and Global Banking and Markets Other ("GBM Other"), together within a newly created CIB business segment, and to rename our WPB business segment IWPB. As a result, IWPB and CIB along with a Corporate Center ("CC") are our reportable segments, and we have aligned our segment reporting to reflect these changes for all periods presented.
International Wealth and Premier Banking Our IWPB business segment provides a range of banking and wealth products and services to individuals and entities through our wealth centers and digital channels as well as dedicated relationship managers and centralized teams. Banking and certain exempt securities services are provided through HSBC Bank USA, brokerage and investment advisory services and annuities are provided through our affiliate HSI and additional insurance products are offered through the bank's subsidiary, HSBC Insurance Agency (USA) Inc. These services include asset-driven services, such as credit and lending; liability-driven services, such as deposit taking; and account services and fee- or commission-driven services, such as investment advisory and securities brokerage; as well as the sale of certain third-party insurance solutions. IWPB is focused on growing its wealth and banking business in key urban centers with strong international connectivity across the United States, including New York City, Los Angeles, San Francisco, Seattle, Miami and Washington, D.C. IWPB serves globally connected affluent, high net worth and ultra-high net worth individuals and entities with a focus on multi-generational families, business executives and entrepreneurs who require sophisticated solutions to help meet their most complex needs domestically and abroad, with many customers sourced in collaboration with our other business lines. IWPB works with these customers to provide tailored, coordinated and innovative ways to manage and preserve wealth while seeking to optimize returns by offering a wide range of products and services, including banking, liquidity management, investment services, custody, tailored lending, trust and fiduciary services, insurance, family wealth and philanthropy advisory services. The IWPB business also includes our subsidiary, HSBC Global Asset Management (USA) Inc. ("AMUS"). AMUS is an investment advisor registered with the Securities and Exchange Commission (the "SEC"), the primary activities of which are providing institutional account and fund advisory services to institutional clients.
Corporate and Institutional Banking  Our CIB business segment delivers a broad range of investment and financial solutions to a diverse client base, including corporates, governments, and institutions. Leveraging the HSBC Group's extensive international network, CIB connects clients across both emerging and established markets, with a focus on supporting long-term, sustainable growth. CIB's comprehensive suite of services includes advisory, financing, prime services, research and analysis, securities services, trading and sales, and transaction banking. It provides 24-hour coverage and expertise in global and local markets, including credit, rates, foreign exchange, precious metals and equities. Utilizing the HSBC Group's scale, market expertise, and product capabilities, CIB's approach is to provide international products to U.S. clients and local solutions to international clients, with New York serving as the Americas hub. Sector-focused teams, comprising relationship managers and product specialists, deliver tailored financial solutions in order to address individual client needs. Additionally, CIB extends its product offerings to IWPB clients where their requirements align with CIB's capabilities.

HSBC USA Inc.
CIB generates revenue across several key categories:
•Wholesale Transaction Banking includes Global Payments Solutions ("GPS") and Global Trade Solutions ("GTS"). GPS offers cash management products and expertise for businesses and financial institutions, enabling them to manage their liquidity and cash payment needs. GTS concentrates on three core priorities: assisting clients in identifying suitable trade partners, delivering enhanced security through digital trade solutions and serving as a trusted strategic advisor to support long-term business growth.
•Investment Banking offers banking and financing advice, including structured finance, infrastructure finance, and leveraged and acquisition finance.
•Debt and Equity Capital Markets delivers capital raising and financing solutions through debt capital markets, strategic equity and equity-linked financing, private placements, and liability management.
•Credit and Lending delivers a range of long- and short-term business loans and credit and lending solutions to meet the corporate funding requirements for all sectors of the CIB business, including corporates, institutions, global network banking and innovation banking.
Corporate Center Our CC segment includes certain corporate function and technology costs, certain debt issued for which fair value option accounting was elected and related derivatives, certain affiliate transactions, certain investments held for Community Reinvestment Act purposes, tax credit investments, adjustments to the fair value of HSBC shares held for stock plans and Federal Deposit Insurance Corporation special assessment fees.
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

Funding

We fund our operations using a diversified deposit base, supplemented by issuing short-term and long-term unsecured debt, secured financing repurchase agreements utilizing High Quality Liquid Assets ("HQLA"), accessing the Federal Home Loan Bank of New York, issuing preferred equity, and, as necessary, receiving capital contributions from our parent, HSBC North America. Emphasis is placed on maintaining stable deposit balances. In 2025, our primary source of funds continued to be deposits, augmented by issuances of commercial paper, securities sold under repurchase agreements, federal funds purchased and term debt.
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

Human Capital

At December 31, 2025, we had 1,948 employees. We leverage human resource services, which we refer to as the People function, provided by an affiliate, HTSU, to support a wide range of related activities, including People Operations, Performance and Reward, Learning, Talent Management, Talent Acquisition, and People and Advice. By collaborating closely with our business segments, we seek to align these services with and contribute to the achievement of our business objectives.
We strive to foster an environment where employees can realize their full potential. By prioritizing employee well-being and engagement, we help equip our workforce with the skills and capabilities required for both current and future success. We

HSBC USA Inc.
leverage surveys to assess progress and implement improvements based on feedback. Our focus on a collaborative culture seeks to ensure employees feel connected, empowered to speak up, and supported by leaders who encourage feedback. Upholding operational safety and soundness, while enabling change, is fundamental to safeguarding our core capabilities and achieving sustainable progress in service of our strategy.
How we listen to our employees Through our annual employee surveys, we gather insights into employee sentiment and encourage open dialogue by soliciting feedback on a variety of topics, including strategy, culture, behavior, well-being, benefits, remuneration, performance, and working environment. The results are presented to the U.S. Operating Committee, the Board of Directors, as well as the Group Operating Committee and relevant management committees.
When things go wrong HSBC Confidential is a global whistleblowing platform that enables both current and former employees to raise concerns in confidence. We do not condone or tolerate any acts of retaliation against those who report concerns.
Whistleblowing concerns are investigated thoroughly and independently. Where necessary, remedial actions are implemented, which may include, disciplinary action, termination of employment, and adjustments to variable pay and performance ratings.
We rely on our employees to deliver fair outcomes for our customers and to uphold integrity in the financial markets. A high standard of personal conduct is critical to meeting these commitments and fostering a positive work environment. Instances of misconduct are addressed appropriately, which may include dismissal, and are reported regularly to management committees. Bullying and harassment of any type are not tolerated, with processes in place to manage this behavior.
Remuneration Our pay and performance strategy provides competitive rewards for the achievement of long-term, sustainable performance and is designed to attract and motivate talent, irrespective of gender, ethnicity, age, disability or any other factor unrelated to performance or experience.
Our goal is to recruit those who are committed to a long-term career with us.
Certain employees participate in HSBC's Employee Share Purchase Plan and Restricted Share Plan.
Inclusion and Culture We are committed to a company-wide approach to inclusion and culture that values difference. We want to embrace our employees' diverse ideas, styles, and perspectives to understand our customers, communities, suppliers, and investors. HSBC's Global Principles outline that our employees must treat each other with dignity and respect, creating an inclusive culture to support equal opportunities. We do not tolerate discrimination, bullying, harassment, or victimization. Our U.S. Operating Committee members are responsible for our inclusion and culture agenda.
We review our pay practices internally and with independent third parties and adjust if pay differences are identified that are not due to objective, tangible reasons such as performance or skills and experience. We have a gender pay gap that is driven by the composition of our workforce as there continues to be more men than women in senior, high-paid roles, and more women in junior roles.
Our employees are encouraged to participate in our Employee Resource Groups ("ERGs"). The ERGs are voluntary, company-endorsed employee groups which are open to all and dedicated to fostering an inclusive work environment within the context of our mission, values, goals, business parameters and objectives. ERGs are invaluable in providing the organization with feedback from employees to decision-makers and serve as a touch point for engaging all employees inclusively.
Learning and skills development To have a skilled and capable workforce for today and the future, we must invest in our employees at all stages of their careers. We measure our success through our retention, engagement scores, internal mobility, and from external recognition.
We provide training through HSBC University, our online learning portal and global network of training centers. HSBC University assists our employees in developing technical and role-based skills, as well as personal skills. We put a strong emphasis on leadership skills to foster a culture of curiosity, innovation, collaboration, and performance. Our required training has a strong foundation in good conduct, with topics including managing non-financial risk, data privacy, cybersecurity, anti-money laundering, sanctions, anti-bribery and corruption, insider risk, competition law, raising concerns, workplace harassment and well-being. We also offer a range of self-directed resources and workshops to improve people manager skills, team cohesion, performance, and future skills.
We require mandatory training on our values, strategy, and approach to risk management. This helps keep our people aware of the risks we face so they can make better decisions to grow our business in a safe way.
Building for the future Our emphasis on succession planning and development is fundamental to our talent strategy. We proactively support our talent through career conversations, development planning, and enhancing talent visibility, leveraging engagement opportunities with key stakeholders to provide developmental exposure. The U.S. Operating Committee dedicates time to articulate the current and future capabilities required to deliver the business strategy and identify successors for our most

HSBC USA Inc.
critical roles. Potential successors for senior roles also benefit from coaching and mentoring and are moved into roles that will build their skills and capabilities.
Developing core skills Our suite of manager trainings and skills development focus on the skills that we believe are most important to ensure HUSI is fit for the future - leading and supporting teams through change. Our managers are the critical link to supporting individuals and teams.
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
Health and safety We are committed to implementing health, safety, and welfare management practices. By adhering to applicable health and safety legislation, we support the provision and maintenance of a safe working environment.
Supporting our employees through organizational change We regularly evaluate our organizational structure to support alignment with our strategic priorities, operational effectiveness, and geographic footprint. When workforce reductions are required, our focus is on retaining key talent and, where possible, redeploying impacted colleagues to suitable roles. Throughout these processes, we are dedicated to treating all employees responsibly and with fairness, prohibiting selection based on personal characteristics, such as, gender, race, age, or expression concerns. Additionally, we offer a range of support programs and resources to assist employees and their families, including access to employee assistance programs and career transition services.

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
Bank Holding Company Supervision  As a BHC, we are subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and to inspection, examination and supervision by our primary regulator, the Federal Reserve Board ("FRB"). HSBC USA is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as administered by the SEC.
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
Under the FRB supervisory rating system, IHCs and large BHCs with $100 billion or more in total consolidated assets, including HSBC North America and HSBC USA, receive separate ratings from the FRB for (i) capital planning and positions, (ii) liquidity risk management and positions, and (iii) governance and controls. A covered BHC that receives a Deficient-1

HSBC USA Inc.
rating for more than one of the three components or a Deficient-2 rating for any of the three components is not considered to be "well managed."
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
HSBC Bank USA is subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In July 2025, the federal banking agencies issued a proposed rule to rescind the CRA rule finalized in 2023 (the "2023 CRA Rule") and replace it with CRA regulations substantively identical to those adopted by the federal banking agencies in 1995. The federal banking agencies have been enjoined from enforcing the 2023 CRA Rule, and currently enforce the CRA using the regulations adopted in 1995.
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

HSBC USA Inc.
The types of activities in which the non-U.S. branches of HSBC Bank USA may engage are subject to various restrictions imposed by the FRB in addition to those generally applicable to HSBC Bank USA under OCC rules. These branches are also subject to the laws and regulatory authorities of the countries in which they operate.
Under Dodd-Frank, HSBC USA is expected to act as a source of strength to its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank in circumstances where it might not do so absent such policy.
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
Regulatory Capital and Liquidity Requirements  As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or BHC's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. Generally, BHC regulatory capital compliance is performed at a consolidated level within the United States at HSBC North America, our parent, and also separately for HSBC Bank USA. However, we do present HSBC USA's capital ratios in "Liquidity and Capital Resources" in our MD&A, as well as, together with HSBC Bank USA's, in Note 22, "Retained Earnings and Regulatory Capital Requirements," of the accompanying consolidated financial statements. Our ultimate parent, HSBC, is also subject to regulatory capital requirements under U.K. law.
Basel III Overview The Basel III rule establishes minimum capital ratios and overall capital adequacy standards for banks and BHCs. HSBC North America, HSBC USA and HSBC Bank USA each calculate their risk-based capital requirements for credit risk under the Standardized Approach in the Basel III rule. To be categorized as "well capitalized" under the Basel III rule, a banking institution must maintain capital equal to or in excess of the ratios reflected in the table included in Note 22, "Retained Earnings and Regulatory Capital Requirements," of the accompanying consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or BHC when particular circumstances warrant. Under the Basel III rule, all banking organizations are subject to a minimum Tier 1 leverage ratio of 4 percent. Additionally, certain banking organizations are subject to a supplementary leverage ratio ("SLR") of 3 percent (calculated as the ratio of Tier 1 capital to total leverage exposure, which includes balance sheet exposures plus certain off-balance sheet items) and a countercyclical capital buffer (when in effect) of up to 2.5 percent in addition to the capital conservation buffer discussed further below.
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

HSBC USA Inc.
Currently, HSBC USA and HSBC Bank USA hold capital in excess of these regulatory minimums plus a fixed 2.5 percent capital conservation buffer. If our risk-based capital ratios were to fall to levels within the capital conservation buffer, we would become subject to increasing restrictions on our capital distributions and discretionary bonus payments.
The U.S. banking regulators are actively considering changes to the regulatory capital rules applicable to U.S. banks, BHCs and IHCs to implement revisions to Basel III finalized by the Basel Committee on Banking Supervision in 2017. The future of any such proposal is highly uncertain.
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
The FRB has modified the static capital conservation buffer for CCAR firms to incorporate an institution-specific SCB which is floored at 2.5 percent. The SCB equals (i) a firm's projected decline in common equity tier 1 under the supervisory severely adverse stress testing scenario plus (ii) one year of planned common stock dividends and is recalibrated based on the results of a firm's most recent supervisory stress test. HSBC North America continues to review the composition of its capital structure in light of this rule. HSBC North America submitted its 2025 CCAR capital plan in April 2025. As discussed above, HSBC North America is subject to supervisory stress testing on a biennial basis and, therefore, did not participate in the FRB's 2025 supervisory stress test. As a result, HSBC North America's SCB is based on the results of the 2024 supervisory stress test. The SCB applies only to HSBC North America; HSBC USA and HSBC Bank USA remain subject to the static 2.5 percent capital conservation buffer.
In April 2025, the FRB issued a proposed rule that would reduce the volatility of applicable capital requirements by, among other changes, averaging the results of supervisory stress testing over two consecutive years. In October 2025, the FRB also issued a proposed rule that would enhance the transparency of its supervisory stress testing program, by, among other changes, requiring the FRB to publish the supervisory stress testing scenarios for public comment.
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

HSBC USA Inc.
include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North America may engage in. HSBC North America maintains long-term debt to support compliance with the TLAC rules and will continue to assess if additional long-term debt is needed to remain compliant in future periods.
In August 2023, U.S. banking regulators released a proposal that would require certain U.S. banks, BHCs and IHCs to issue and maintain long-term debt to improve resolvability. If adopted as proposed, HSBC Bank USA and HTCD would be required to issue minimum levels of internal long-term debt to either HSBC USA or HSBC North America, phased-in over a three-year period. HSBC North America is already subject to long-term debt and TLAC requirements as an IHC of a non-U.S. G-SIB. The future of this proposal is highly uncertain.
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
Under the FRB and FDIC rule implementing the resolution planning requirements for depository institution holding companies (the "SIFI Plan") in the Dodd-Frank Act, HSBC is required to file a SIFI Plan every three years. HSBC's last SIFI Plan was a reduced resolution plan submitted in July 2025. The FRB and FDIC have not yet provided feedback on this reduced resolution plan. The next SIFI Plan submission is due on July 1, 2028. Under the FDIC's separate resolution plan requirements for insured depository institutions (the "IDI Plan"), banks with $100 billion or more in total consolidated assets, including HSBC Bank USA, are required to submit IDI Plans. HSBC Bank USA submitted its latest IDI Plan in December 2022. In June 2024, the FDIC issued a final rule to amend its existing resolution planning requirements for insured depository institutions. Under the final rule, banks with $100 billion or more in total consolidated assets that are not affiliated with U.S. G-SIBs, including HSBC Bank USA, are required to submit a full resolution plan every three years and an interim supplement in each intervening year, and are subject to increased submission content requirements and expanded engagement and capabilities testing with the FDIC. In April 2025, the FDIC waived several of the substantive requirements associated with all IDI Plan submissions due in July 2025 and, in December 2025, extended that waiver for certain IDI Plan submissions due in 2026, including HSBC Bank USA's full IDI Plan. In December 2025, the FDIC indicated that it intends to consider further changes to its resolution plan requirements in 2026. As a result, the future of these requirements is highly uncertain. HSBC Bank USA submitted an interim supplement on July 1, 2025, while its next full IDI Plan submission is due on or before July 1, 2026. The FRB has also separately established a framework for recovery plans, although HSBC is not currently required to submit a recovery plan to U.S. regulators unless specifically requested to do so.
In 2024, The OCC finalized revisions to its recovery planning guidelines, which included lowering the threshold of banks to which it applies from $250 billion to $100 billion average total consolidated assets. HSBC Bank USA became subject to these requirements and was required to comply with most aspects of the revised rule by January 1, 2026. In October 2025, the OCC issued a proposed rule that would rescind its recovery planning guidelines. As a result, the future of these requirements is highly uncertain.
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
General Our capital resources are summarized under "Liquidity and Capital Resources" in MD&A. Capital amounts and ratios for HSBC USA and HSBC Bank USA are summarized in Note 22, "Retained Earnings and Regulatory Capital Requirements" of the consolidated financial statements. From time to time, bank regulators propose amendments to or issue interpretations of risk-based or leverage capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk-weighted assets.
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
In November 2023, the FDIC issued a final rule that imposes a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the DIF arising from the protection of uninsured depositors following a determination

HSBC USA Inc.
of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. See Note 11, "Deposits", in the accompanying consolidated financial statements for additional discussion.
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
The SEC requires public companies, including HUSI, to make disclosure regarding cybersecurity risk management, governance and incident reporting. Under SEC rules, a public company must file a Form 8-K within four business days of determining that it had suffered a material cybersecurity incident, and file amended Form 8-Ks with disclosure updates to the extent certain information remains unknown at the time of the initial filing. The SEC disclosure rules also require disclosures regarding policies and procedures for the identification and management of cybersecurity risks, oversight and management over cybersecurity risks, and expertise in cybersecurity matters. For more information about our cybersecurity risk management, strategy and governance provided in accordance with the SEC disclosure rules, see Item 1C, "Cybersecurity," in this Annual Report on Form 10-K.
Cybersecurity remains an area of significant regulatory focus, and state regulators have been active in proposing, enacting and enforcing privacy and cybersecurity laws and regulations. Several states, including California and New York, proposed or finalized new or updated cybersecurity regulations. We expect this trend of federal and state-level activity to continue and we work continually to monitor applicable developments. If we fail to observe applicable regulatory requirements and guidance, we could be subject to various regulatory sanctions, including financial penalties.
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
Derivatives Regulation Title VII of the Dodd-Frank Act imposes comprehensive regulation on the over-the-counter ("OTC") derivatives markets, including credit default, equity, foreign exchange and interest rate swaps. Implementation of Title VII is the responsibility of the Commodity Futures Trading Commission ("CFTC") (for swaps based on non-securities underliers or broad-based security indices), the SEC (for swaps based on individual securities and narrow-based security indices, known as "security-based swaps") and, to a lesser extent, U.S. banking regulators (for certain rules applicable to banks). The CFTC has implemented the most significant provisions of Title VII applicable to swaps. In particular, certain swap dealers, including HSBC Bank USA, have registered with the CFTC as swap dealers and become members of the National Futures Association, subjecting them to an extensive array of corporate governance requirements, business conduct standards, reporting requirements, mandatory clearing and trading of certain swaps and other regulatory standards affecting their derivatives businesses.

HSBC USA Inc.
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
Risks related to the Economy, Financial Markets and Interest Rates
Market and economic conditions will continue to affect our businesses, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States, we are particularly exposed to downturns in the U.S. economy, including housing, high unemployment, the availability of credit and liquidity and reduced economic growth. While the U.S. economy grew in 2025, economic uncertainty increased due to the potential impacts of new trade and other economic policies in the United States, including tariffs, along with the ongoing uncertainty associated with interest rates and inflation. Tariff-related uncertainty remains elevated. General business, economic and market conditions that could continue to affect us include:
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
Although unemployment rates remained relatively low in 2025, if businesses were to become cautious to hire, lay-off employees or reduce hours for employees, losses could be significant in our consumer loans due to decreased consumer income, which will impact demand for products and services offered by many of our commercial loan clients. In addition, on-going domestic and global policy issues, such as interest rate levels and trade policy, will continue to impact the capital markets, trade and corporate earnings which also impacts our commercial loan performance. The sustainability of economic growth will be determined by numerous variables including interest rate levels, market volatility, unemployment levels and housing market conditions which will impact corporate earnings and the capital markets. In the event economic conditions deteriorate and lead to a recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.
While inflation remained slightly above the FRB's target inflation rate during 2025, the effects from higher inflation remain. The significant increase in inflation from 2021 to 2023 has led to tighter-than expected monetary policy, which in turn, has increased the borrowing costs of our customers and reduced asset prices. In addition, new tariff policies in the United States are expected to continue to put upward pressure on inflation. If high inflation were to return, it could lead to further increases in the borrowing costs of our customers, making it more difficult for them to repay their loans or other obligations, and weaken economic activity overall.

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
While we believe that our allowance for credit losses was appropriate at December 31, 2025, there is no assurance that it will be sufficient to cover future credit losses. In the event of a deterioration in economic conditions, we may be required to increase our allowance in future periods, which would reduce our earnings.
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
Uncertainty surrounding the potential legal, regulatory and policy changes by the administration in the United States may directly impact financial institutions and the global economy. The administration has indicated that it would like to see changes made to certain financial reform regulations, which has resulted in increased regulatory uncertainty. Changes in federal policy and regulatory agencies have begun and are expected to continue over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry as well as additional changes to the tax code and related regulatory and administrative guidance. The nature, timing and economic and political effects of potential future changes to the current legal and regulatory framework, the tax code and related regulatory and administrative guidance affecting financial institutions remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our results of operations and financial condition.
Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment.  HSBC USA and its affiliates are routinely named as defendants in, or as parties to, various legal actions, investigations and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 26, "Litigation and Regulatory Matters" in the accompanying consolidated financial statements, which may result in adverse judgments, settlements, fines, penalties, remediation payments, injunctions and other relief. Legal actions and proceedings, including investigations, may increase in the near future, especially in the event of a recession.
Financial service providers are at risk of regulatory sanctions or fines related to conduct of business and financial crime. There may be additional regulatory investigations and reviews conducted by banking and other regulators, including the CFPB, CFTC, SEC, state Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, substantial fines, penalties, remediation payments or other results, including additional compliance requirements, which could materially adversely affect our businesses, financial condition or results of operations, or cause serious reputational harm. In addition, HSBC's extensive global operations increase our compliance and regulatory risks and costs. For example, operations in emerging markets, including facilitating cross-border transactions on behalf of its clients, subjects us to higher compliance risks under U.S. regulations primarily focused on various aspects of global corporate activities, including AML laws and regulations, the Foreign Corrupt Practices Act ("FCPA") and economic sanctions programs administered by the Office of Foreign Assets Control. These risks can be more acute in less developed markets and thus require substantial investment in compliance infrastructure or could result in a reduction in certain of our affiliates' business activities. Criminal prosecutions of or civil enforcement against financial institutions for, among other alleged conduct, breaches of AML laws and regulations, the FCPA, or economic sanctions programs; antitrust violations; market manipulation; aiding and abetting tax evasion; and providing unlicensed cross-border banking services, have become more commonplace and may increase in

HSBC USA Inc.
frequency due to increased media attention and higher expectations from prosecutors and the public. Any such prosecution or investigation of, or legal proceeding or regulatory action brought against, HSBC or one or more of its subsidiaries could result in substantial fines, penalties and/or forfeitures and could have a material adverse effect on our results, business and prospects, including damage to our or our affiliates' reputations, the potential loss of key licenses, requirement to exit certain businesses and withdrawal of funding from depositors and other stakeholders.
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
The RAF requires HSBC to prepare a report on HSBC Group's assessment of its resolvability, which is submitted to the PRA and BoE on a periodic basis as requested by the BoE. HSBC submitted its first report to the BoE in October 2021 (followed by an addendum in February 2022) and published a public summary of the first report in June 2022. Alongside publication of the summary, the BoE publicly disclosed its own assessment of HSBC's resolvability, which identified certain shortcomings and areas for further enhancement which HSBC has since sought to address.
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
In the current regulatory environment, capital and liquidity requirements are frequently introduced and amended. Our regulators may increase regulatory minimum or buffer requirements, change how regulatory capital is calculated or increase liquidity requirements. A significant component of regulatory capital ratios is calculating our risk-weighted assets and our leverage exposure which may increase. The Basel Committee has also revised several key methodologies for measuring risk-weighted assets. These revisions include changes to the standardized approach for credit risk and operational risk, constraints on the use

HSBC USA Inc.
of internal models, a capital floor based on the revised standardized approaches, and a final standard on the minimum capital requirements for market risk. The U.S. banking regulators are actively considering changes to the regulatory capital rules applicable to U.S. banks, BHCs and IHCs to implement revisions to Basel III finalized by the Basel Committee on Banking Supervision in 2017. See "Regulation and Competition - Regulatory Capital and Liquidity Requirements." These and other future regulatory or legislative proposals could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America, as well as our ability to meet these requirements.
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
Risks related to our Business, Operations, Governance and Internal Control Systems
Our reputation may have a direct impact on our financial results and ongoing operations.  Our ability to attract and retain customers and employees, and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Reputational risk relates to stakeholders' perceptions, whether fact-based or otherwise. Stakeholders' expectations change constantly and so reputational risk is dynamic and varies between geographical regions, groups and individuals. In addition, our businesses face increasing scrutiny with respect to Environmental, Social, Governance ("ESG") related matters. Any lapses in standards of integrity, compliance, customer service or operating efficiency or negative allegations with respect thereto may represent a potential reputational risk.
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
Our risk management controls framework may face particularly significant challenges internally and externally in the following three broad areas:
(a) Risks related to our businesses and operations: The delivery of our strategic priorities is subject to execution risk and we may not achieve all the expected benefits of our strategic initiatives. Our operations are subject to the threat of fraudulent activity and disruption from the external environment. We are highly dependent on our information technology systems and their security. We could incur losses or be required to hold additional capital as a result of model limitations or failure. Issues with the quality of data or effectiveness of our data aggregation and validation procedures could result in ineffective risk management practices or inaccurate risk reporting.
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
Failure to effectively implement our business strategies may adversely affect our financial performance. Our strategies for business growth involve focusing on customer centricity, sustainable growth, and creating a simpler, more agile organization. We have created a streamlined, client-centric approach and our product offerings are designed to unlock investment and financing opportunities, access to financial markets and liquidity, manage risk, and facilitate cross-border transactions for our clients. We aim to increase returns by increasing our share of wallet by strengthening international connectivity, expanding our globally connected client base, and deepening relationships with corporate, commercial, and wealth clients. Achieving this requires consistent, disciplined execution. Geopolitical uncertainty, market volatility, and shifting regulatory environments may affect our ability to win new business and retain existing clients.
While substantial restructuring initiatives are complete, ongoing transformation efforts still carry execution risk. We may not fully realize expected cost efficiencies, revenue benefits, or implementation timelines, which could impact resources, our people, and ultimately our strategic outcomes. The combined effect of these external and internal challenges could affect our business performance, financial condition, and ability to deliver on our strategic priorities.
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

HSBC USA Inc.
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
Given the current economic, regulatory, and political environment for large financial institutions such as us, and possible public backlash to bank fees and the emergence of new products, fintech, and non-bank companies, there is increased competitive pressure to provide products and services at current or lower prices. Consequently, our ability to reposition or reprice our products and services from time to time may be limited and could be influenced significantly by the actions of our competitors who may or may not charge similar fees for their products and services. Any changes in the types of products and services that we offer our customers and/or the pricing for those products and services could result in a loss of customers and market share and could materially adversely affect our results of operations. Further, new entrants to the market or new technologies, including artificial intelligence and distributed ledger technology, could require us to spend more to modify or adapt our products to attract and retain customers. Continued technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions as well as other companies to provide electronic and Internet-based financial solutions, including electronic payment solutions. We may not respond effectively to these competitive threats from existing and new competitors and may be forced to increase our investment in our businesses to modify, adapt or develop products, services, and technology infrastructure to respond to our customers' needs. Any of these factors may have a material adverse effect on our businesses, prospects, financial condition and results of operations.
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

HSBC USA Inc.
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
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which may lead to adverse ratings actions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At December 31, 2025, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
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
A program consisting of policies and procedures that are reasonably designed to achieve compliance with financial crime laws may not always prevent third parties from using us (and our relevant counterparties) as a conduit for money laundering, including illegal cash operations without our knowledge (and that of our relevant counterparties), or committing acts of bribery or violations of economic sanctions through us. In addition, the accessibility and increasing sophistication of artificial intelligence brings financial crime risks. While there is potential for the technology to support financial crime detection, there is also a risk that criminals use artificial intelligence to perpetrate fraud, particularly scams. Developments in payments technologies, including those based on distributed ledger technology, could impact the effectiveness of our financial crime controls. We or our affiliates becoming a party to violations of financial crime laws or regulations, or perceptions of being associated with such activity, could damage our reputation and/or lead to fines, penalties, business restrictions being imposed on us and/or other legal enforcement. Any one of these outcomes could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.
Operational risks are inherent in our businesses and may adversely impact our businesses and reputation. We are exposed to many types of operational risks that are inherent in banking operations, including fraudulent and other criminal activities (both internal and external), breakdowns in processes or procedures and systems failure. For example, fraudsters may target any of our products, services or delivery channels, including lending, internet banking, payments, bank accounts and cards. Further, there is a risk that our operating system controls, business continuity efforts or data security systems could prove to be inadequate. Adoption of emerging technologies, such as artificial intelligence and distributed ledger technology, may also expose us to operational risks, including unanticipated costs, scarcity of specialist expertise, increase in legacy technology burden, reduced resilience or security, or insufficient controls. These operational risks apply equally when we rely on third-party service providers and partners to provide services to us and our customers. These risks may result in financial loss to us (including unanticipated expenses to correct any defect, and litigation expenses), an adverse customer experience, reputational damage and potential regulatory action, which could have a material adverse effect on our businesses, prospects, financial condition and results of operation.
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

HSBC USA Inc.
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
Our operations are subject to risk of cyberattacks. The threat of cyberattacks poses significant risk to financial institutions, including us. Cyberattacks continue to evolve (including due to emerging technologies, such as artificial intelligence) and vulnerabilities in technology systems continue to be exploited by cyber criminals at an increasing rate. Malicious actors, including state and state-sponsored attackers, hackers for hire, organized syndicates, hacktivist groups, and those who might act from within our organization (known as insider threats) have developed a variety of cyberattacks. These attacks include malware (such as ransomware), exploitation of both known and unpublished (zero-day) vulnerabilities in software, data extortion, various types of phishing, distributed denial of service, and other sophisticated methods of compromising critical or sensitive systems and information. Continued geopolitical conflicts and the rising use of artificial intelligence also escalate the overall risk of cyberattacks.
Like other financial institutions, we have experienced numerous common types of cyberattacks, including for example, distributed denial of service and phishing attacks, and we expect to continue to be the target of cyberattacks. Some of our third-party service providers have also experienced cyberattacks. As of the date of this disclosure, we have not been materially affected by cyberattacks, however, we recognize that we could be materially affected by such risks in the future. We remain an attractive target for cyberattacks due to, among other things, HSBC Group's geographical span and prominent role in the financial services industry, our offering of internet banking and mobile banking platforms, our storage of significant amounts of customer and other confidential information, the continued increase of services delivered via the internet, increasing reliance on Internet-based products, applications and data storage and an increased use of hybrid working models by our and HSBC Group's employees, contractors, third-party service providers and their sub-contractors. Our exposure to cyberattacks could increase in the event we fail to adhere to our cybersecurity policies, procedures or controls, employee wrongdoing, or human, governance or technological error that compromises our ability to effectively defend against and respond to cyberattacks. Failure to adequately upgrade or maintain our technology environment could also result in greater susceptibility to cyberattacks or a change in the nature or intensity of cyberattacks could require additional capital expenses for people resources and technology, even if such attacks remain unsuccessful. While we continue to make investments in technology and adopt measures designed to prepare for, detect, respond to and recover from cyberattacks, such actions cannot provide assurance that we will be successful in mitigating cyberattacks.
A successful cyberattack could have a material adverse effect on our customers, business, financial condition, operations, business prospects and reputation and could impact our ability to attract and keep customers. Some examples of such adverse effects may include:
•compromise of our confidential information or other third-party confidential information;
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

HSBC USA Inc.
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

HSBC USA Inc.
We are subject to financial and non-financial risks associated with ESG related matters, such as climate change, nature-related, and human rights issues, which may have a material adverse impact on our businesses, results of operations and financial condition. ESG related matters such as climate change, society's impact on nature, and human rights issues bring risks to our business, our customers and the wider society. If we fail to meet evolving regulatory expectations or requirements relating to these matters, this could have regulatory compliance and reputational impacts.
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
Real estate may be affected by changes to the climate, the increase in the frequency and severity of natural disasters such as extreme weather events and chronic shifts in weather patterns, which could impact both property values and the ability of borrowers to afford their mortgage payments and/or lead to reduced availability or increased cost of insurance. We may be exposed to losses if climate change results in changes to macroeconomic and financial variables which negatively impact our fair value estimates.
Credit risk for our corporate customers may increase if climate related regulatory, legislative or technological developments impact their business models or if extreme weather events disrupt operations, resulting in financial difficulty and/or stranded assets. Our customers may find that their business models fail to align to a net zero economy or face disruption to their operations or deterioration to their assets as a result of extreme weather. Climate risk may also have an impact on model risk, as the uncertain and evolving impacts of climate change as well as data and methodology limitations present challenges to creating reliable and accurate model outputs.
We may face climate and ESG related litigation and regulatory enforcement risks, either directly if stakeholders think that we are not adequately managing these risks or indirectly if our clients and customers are involved in litigation, potentially resulting in the revaluation of their assets.
Requirements, policy objectives, expectations, views or market and public perceptions and preferences in connection with the transition to a net zero economy and ESG related matters may vary by jurisdiction and stakeholder. We may encounter potentially conflicting approaches to ESG related matters, such as disclosure and reporting requirements, potentially impacting our business operations or leading to additional regulatory compliance, reputational, political or litigation risks. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.
In addition, we recognize the importance of nature related risks, as well as the complex interactions and compounding effects of climate and nature related risk drivers. Nature related risks may emerge when dependencies on natural capital - such as plants, soils and minerals - and ecosystem services - such as water availability and air quality - are affected by key drivers of nature loss, or when there is a lack of alignment between a company's impact on the natural environment and actions to protect, restore or reduce negative impacts on nature. Such risks can affect both HUSI and our customers through various channels, including macroeconomic, market, credit, reputational, regulatory compliance, and legal risks.
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
We may suffer losses due to employee negligence, fraud or misconduct. Non-compliance with policies, employee misconduct, negligence, or fraud can expose HUSI to regulatory sanctions, as well as serious reputational or financial harm. Our operations rely on our workforce, and significant operational failures - whether caused by human error or intentional actions, either independently or in collaboration with third parties - could have serious consequences. A number of multinational financial institutions have suffered material losses due to the actions of 'rogue traders' or other employees. While HUSI has implemented safeguards to deter misconduct, these measures cannot fully eliminate risk or guarantee the detection of all such activities. Employee misconduct has the potential to materially impact our business, performance, future prospects, financial condition, and operational outcomes.
We may suffer losses due to negligence, fraud or misconduct by third parties. We depend on third-party suppliers, outsourcing vendors and our affiliates for a variety of services. Third parties with which we do business with could be sources of operational risk to us, including risks relating to break-downs or failures of such parties' own systems or employees. The OCC and FRB require financial institutions to maintain third-party and service provider risk management programs, which

HSBC USA Inc.
include due diligence requirements for third parties and service providers as well as for our affiliates who may perform services for us. The federal banking agencies have issued guidance on managing risks associated with third-party relationships. The guidance sets forth considerations and a framework with respect to the management of risks arising from third-party relationships and replaces the federal banking agencies' existing guidance on the topic. The guidance broadly applies to business arrangements between a banking organization and a third party. If our third-party risk and service provider management and due diligence program is not sufficiently robust, this could lead to regulatory intervention. Any of these occurrences could diminish our ability to operate one or more of our businesses, and may result in potential liability to clients, reputational damage or regulatory intervention, all of which could materially adversely affect us.
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
•our investment choices in technology, business infrastructure and specialized personnel;
•changes to our AML and sanctions policies and the related operations practices;
•our outsourcing of various operations; or
•the decision to insource certain products, services or operations.
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
We could incur losses or be required to hold additional capital as a result of model limitations or failure. We use models for a range of purposes in managing our businesses, including regulatory capital calculations, stress testing, credit approvals, financial crime and fraud risk management and financial reporting. We could face adverse consequences as a result of decisions, which may lead to actions by management, based on models that are poorly developed, implemented or used, or as a result of the modeled outcome being misunderstood or the use of such information for purposes for which it was not designed or the inherent limitations arising from the uncertainty in predicting or estimating future outcomes. The adoption of more sophisticated modeling approaches including artificial intelligence and related technology by us and the financial services industry could also lead to increased model related risks. We hold capital for known risks and limitations of our models as appropriate. If additional weakness in a model is discovered or if a model is shown to have failed, we may be required to hold more capital. Risks from use of models could have a material adverse effect on our businesses, financial condition and/or results of operations, minimum capital requirements and reputation.
Regulatory scrutiny and supervisory concerns over the use by banks of models is considerable, particularly the internal models and assumptions used by banks in the application of the stress testing exercise and in the calculation of regulatory capital.
Key employees may be difficult to attract or retain.  HUSI's performance, competitive position, and strategic execution depends on its ability to attract and retain a skilled, engaged workforce. Supporting our employees is a top priority and is critical to effective workforce management and the achievement of our strategic objectives. We provided a range of resources and programs designed to promote both the mental and physical wellbeing of our colleagues.
The regulatory environment and competitive market in which HUSI operates can present challenges in hiring or retaining highly qualified employees. HUSI often competes for the same talent with industries that are not subject to regulatory restrictions on incentive compensation. Maintaining a competitive market position in both fixed pay and total compensation is therefore an important factor for talent attraction and retention. Given the industry's rapid pace of change and potential for workplace and workforce disruptions, it is essential to focus on future skills development. To enable growth, there is a need to facilitate talent mobility, expand career growth and progression, and foster a high impact learning culture.
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
We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of our deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on objective and verifiable management forecasts. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The use of different assumptions of future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 16, "Income Taxes," in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.
Our financial statements depend on our internal controls over financial reporting. The Sarbanes-Oxley Act of 2002 requires our management to evaluate our disclosure controls and procedures and internal control over financial reporting. We

HSBC USA Inc.
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
•The Second Line of Defense includes our Risk and Compliance function, which is responsible for our risk management framework, creation and monitoring of policies, reviews and challenges of First Line activity, and assurance over First Line control compliance. The Second Line of Defense includes dedicated cybersecurity and technology risk staff with cybersecurity expertise.
•The Third Line of Defense is represented by the Internal Audit function which, with respect to cybersecurity, is intended to provide independent objective assessment of the cybersecurity program's design and operational effectiveness and includes staff with cybersecurity experience.
Cybersecurity Program Our risk-based cybersecurity program is implemented by specialized cybersecurity professionals under the management of HSBC Group, business and country Chief Information Security Officers ("CISOs"). The cybersecurity program is further enhanced by an independent operational resilience program that provides second line oversight and challenge. We conduct periodic risk assessments to address the evolving cyber threat landscape, cybersecurity requirements and risk appetite and continually evaluate how we can strengthen our cyber defenses and enhance our cybersecurity capabilities.
Our cybersecurity program is supported by several functional teams, including Cybersecurity Technology and Engineering (including science and analytics), Security Operations and Intelligence, Cybersecurity Delivery, Identity and Access Management, Cybersecurity Assessment, and Testing (including research and offensive security), and Education and Awareness. The teams collaborate closely to assess, identify, and manage risks associated with cybersecurity threats.
Within the cybersecurity program, our incident management plans and processes include coordinating preparation for, detection of, response to and recovery from cybersecurity incidents. The incident management process is designed to enable identification

HSBC USA Inc.
and investigation of incident-associated risks, issuance of required notifications, tracking of incidents and response progress, trend analysis and consolidated reporting to management. Also, as part of that process, management reports relevant incidents to the Risk Committee of the Board of Directors (the "Risk Committee") and potentially, the Audit Committee of the Board of Directors (the "Audit Committee") or the entire Board, based on many factors, including the significance of the incident. The Risk Committee, in its discretion and in consideration of management's recommendations, may also report the incident to the entire Board. Our teams also analyze our responses to incidents for opportunities to improve and incorporate any findings into our policies and standards. Our teams also periodically conduct exercises to train and test our response to cyber incidents.
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
Governance
Board of Directors Our Board of Directors has the ultimate responsibility for the effective oversight of risk management, including with respect to risks associated with cybersecurity threats, and we have a risk-based process to engage our Board of Directors during cybersecurity incidents as discussed above. The Risk Committee, as delegated by the Board of Directors, and senior management, review and approve policies related to the process for assessing and managing risks, including risks associated with cybersecurity threats. The Risk Committee receives periodic reports from management and advises the Board of Directors on its views on the effectiveness of policies and controls to address cybersecurity risks, such as those related to: (a) cybersecurity threats; (b) customer information; and (c) significant third-party outsourcing relationships. On an annual basis, the Risk Committee reviews our cybersecurity risk management program. The Risk Committee also receives ad hoc reporting on cybersecurity matters, such as material incident reports, updates on the threat environment, and assessment results, and may thereafter advise the Board of Directors on these matters. The Audit Committee or the entire Board may also receive notification of relevant cyber security incidents, based on many factors, including the significance of the incident. In addition, members of the Board of Directors participate in periodic cyber education sessions.
Management The cybersecurity risk management processes described above are managed and monitored by our U.S. Country CISO. Our U.S. Country CISO is a Certified Information Systems Security Professional ("CISSP") with decades of extensive experience in financial services, and relevant leadership roles in cybersecurity, and other information security disciplines. In the event a cybersecurity incident affects us, our U.S. Country CISO is informed and engaged in alignment with our cybersecurity incident response protocols.
Key indicators, controls status, and other matters related to cybersecurity, including significant cyber incidents, are presented on a regular basis to various management risk and control committees to facilitate ongoing awareness and management of our

HSBC USA Inc.
cybersecurity posture. In addition to the standard cybersecurity training provided to all our employees, targeted management training is delivered periodically, to enhance aspects of management cybersecurity awareness.

Item 2. Properties

The principal executive offices of HSBC USA and HSBC Bank USA are located at 66 Hudson Boulevard, New York, New York 10001. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, Tysons, Virginia 22102. HSBC Bank USA had 21 wealth centers and 17 representative offices across the United States at December 31, 2025.

Item 3. Legal Proceedings

See Note 26, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

HSBC USA's common stock is not publicly traded. As of the date of this filing, HSBC North America was the sole holder of HSBC USA's common stock. During 2025, HSBC USA paid dividends on its common stock of $1.5 billion from retained earnings to HSBC North America.

HSBC USA Inc.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make or approve certain statements in future filings with the United States Securities and Exchange Commission ("SEC"), in press releases, or oral or written presentations by representatives of HSBC USA Inc. ("HSBC USA" and, together with its subsidiaries, "HUSI") that may also constitute forward-looking statements. Words such as "may," "will," "should," "would," "could," "appears," "believe," "intends," "expects," "estimates," "targeted," "plans," "anticipates," "goal," and similar expressions and their opposites are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future operations, strategy, financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.
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
2025 Economic Environment  The U.S. economy grew during 2025 despite continued pressures from inflation and interest rates as well as increased economic uncertainty due to the potential impacts of new trade and other economic policies in the United States, including tariffs, which have led to a decline in consumer confidence. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 2.2 percent in 2025, while the personal consumption expenditures price index of 2.9 percent in December 2025 remained slightly above the FRB's target inflation rate. In addition, the total unemployment rate increased slightly to 4.4 percent in December 2025 as compared with 4.1 percent in December 2024. After holding short-term interest rates steady for the first eight months of 2025, the FRB cut short-term interest rates by a total of 75 basis points during the remainder of the year.
The economic uncertainty from new trade and other economic policies in the United States, including tariffs, along with interest rates and inflation will continue to evolve and impact our business in future periods. Concerns over domestic and global policy issues, geopolitical events and the implications of those events on the markets in general, further add to the uncertainty.
2025 Events
•During the fourth quarter of 2025, we sold a portfolio of residential mortgage loans to a third-party with a carrying value of $2.0 billion at the time of sale and recognized an immaterial loss on sale.
•During 2025, we paid dividends on our common stock of $1.5 billion from retained earnings to HSBC North America.
Performance, Developments and Trends The following tables set forth selected financial metrics of HUSI for the years ended December 31, 2025, 2024 and 2023 and at December 31, 2025 and 2024:

Year Ended December 31,	2025	2024	2023
	(dollars are in millions)
Net income	$1,101	$825	$393
Rate of return on average:
Total assets	.6%	.5%	.2%
Common equity	9.1	6.9	3.2
Tangible common equity(1)	9.4	7.2	3.3
Total equity	9.0	6.9	3.3
Net interest margin	1.29	1.13	1.10
Efficiency ratio	64	71	84

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

Year Ended December 31,	2025	2024	2023
	(in millions)
Common equity	$11,953	$11,708	$11,777
Less: Goodwill	458	458	458
Tangible common equity	$11,495	$11,250	$11,319

At December 31,	2025	2024
Additional Select Ratios:
Allowance as a percent of loans(1)	.74%	.86%
Commercial allowance as a percent of loans(1)	1.11	1.28
Loans to deposits ratio(2)	49	51
Common equity Tier 1 capital to risk-weighted assets	12.1	13.6
Tier 1 capital to risk-weighted assets	12.4	13.8
Total capital to risk-weighted assets	14.4	16.2
Tier 1 leverage ratio	7.7	8.0
Total equity to total assets	7.2	7.3

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.

HSBC USA Inc.
Net income was $1,101 million during 2025 compared with $825 million during 2024. Income before income tax was $1,418 million during 2025 compared with $1,047 million during 2024. The increase in income before income tax during 2025 was primarily due to higher net interest income as interest expense on deposits and interest bearing liabilities reduced faster than interest income on interest earning assets. Also contributing to the increase were higher other revenues, partly offset by a higher provision for credit losses on our commercial loan portfolio.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
See "Executive Overview" in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K") for a discussion of our performance for 2024 compared with 2023.
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
Our results are also impacted by general global and domestic economic conditions, including unemployment levels, housing market conditions, inflation, interest rate levels, economic growth, market volatility, fiscal and monetary policy, and trade and regulatory policy, all of which are beyond our control. Changes in interest rates generally affect both the rates we charge to our customers and the rates we pay on our borrowings. Achieving our profitability goals in 2026 is largely dependent upon these macroeconomic conditions and our ability to attract and retain loans and deposits from customers, all of which could impact trading and other revenue, net interest income, loan volume, loss provision and ultimately our results of operations.

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

Year Ended December 31,	2025	2024	2023
	(in millions)
Profit before tax – U.S. GAAP basis	$1,418	$1,047	$488
Adjustments:
Expected credit losses	(98)	(28)	(45)
Other long-lived assets	(3)	(3)	202
Other	7	4	13
Profit before tax – Group Reporting Basis	$1,324	$1,020	$658
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 21, "Business Segments," in the accompanying consolidated financial statements. Differences in reported profit before tax in the table above that were individually significant for 2025 and 2024 are explained below. See "Basis of Reporting" in our 2024 Form 10-K for an explanation of the differences in reported profit before tax in the table above that were individually significant for 2023.
During 2025, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in stage 1 (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses estimate ("lifetime ECL"). Primarily as a result of the different requirements, the impact of updated probability of default estimates resulted in a reduction of the lifetime ECL estimates under U.S. GAAP compared with an increase in loss estimates under the Group Reporting Basis. The decrease in loss estimates under U.S. GAAP were driven by improved probability of default estimates, while the increase in loss estimates under the Group Reporting Basis were driven by higher probability of default estimates on certain stage 2 exposures,

HSBC USA Inc.
including higher provisions associated with certain loans which were downgraded to stage 2. In addition, expected credit losses under the Group Reporting Basis reflect higher provisions associated with certain loans which were downgraded to stage 3, while under U.S. GAAP, the impact of the downgrades was largely covered by existing lifetime reserves.
During 2024, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, releases in reserves for risk factors associated with higher risk exposures and for risk associated with large loan exposures were more pronounced under U.S. GAAP. In addition, expected credit losses under the Group Reporting Basis reflect higher provisions associated with certain loans which were downgraded to stage 2 or stage 3, while under U.S. GAAP, the impact of the downgrades was largely covered by existing lifetime reserves. The lower expected credit losses under U.S. GAAP were partly offset by higher loss provisions under U.S. GAAP associated with growth in innovation banking.

Critical Accounting Estimates

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
Because our estimates of the allowance for credit losses involve judgment and are influenced by factors outside of our control, there is uncertainty inherent in these estimates. Changes in such estimates could significantly impact our allowance and

HSBC USA Inc.
provision for credit losses. Our reported combined estimated allowance for credit losses and liability for off-balance sheet credit exposures ranged from $608 million to $779 million during 2025.
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
As an illustration of the effect of changes in estimates relating to the allowance for credit losses, using a 100 percent weighting for the Alternative Downside scenario instead of using the four weighted scenarios at December 31, 2025 would have resulted in a combined increase to our allowance for credit losses and liability for off-balance sheet credit exposures of approximately $580 million. This illustration only represents the effect of changes in the weighting of these scenarios on our existing modeled portfolios and does not consider changes in the allowance related to management judgment that might occur.
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
Valuation of Financial Instruments A significant portion of our financial assets and liabilities are carried at fair value. These include trading assets and liabilities, derivatives, securities available-for-sale and equity securities. Furthermore, we have elected to measure specific assets and liabilities at fair value under the fair value option, including certain commercial loans held for sale, structured deposits, structured notes, certain of our own debt issuances and certain client share repurchase transactions. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, we use quoted prices to determine fair value. If quoted prices are not available, we base fair value on models using inputs that are either directly observable or are derived from and corroborated by market data.
Valuation of Major Classes of Assets and Liabilities - Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the "Fair Value Framework"). The Fair Value Framework establishes a three-tiered fair value hierarchy as discussed further in Note 25, "Fair Value Measurements," in the accompanying consolidated financial statements. Classification within the fair value hierarchy is based on the lowest hierarchical level input that is significant to the fair value measurement. As such, the classification of a financial asset or liability within the fair value hierarchy is dynamic in that the asset or liability could be transferred to other hierarchy levels in each reporting period as a result of price discovery. We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of the inputs into a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets as a percentage of total assets measured at fair value were approximately 1 percent at both December 31, 2025 and 2024.
Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or other comprehensive income recorded for a particular financial instrument. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date, which can result in equity and earnings volatility. For example, a 10 percent adverse change in the value of our level 3 assets (excluding derivatives) would have reduced their carrying value by approximately $58 million at December 31, 2025. For additional discussion of the determination of fair value for individual financial assets and liabilities carried at fair value, including a summary of the key unobservable inputs and additional information on our significant level 3 measurements, see Note 25, "Fair Value Measurements," in the accompanying consolidated financial statements.
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax

HSBC USA Inc.
bases and for Federal and State net operating losses. Our net deferred tax assets, including deferred tax liabilities, totaled $1.1 billion and $1.4 billion at December 31, 2025 and 2024, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, expectations of future corporate alternative minimum tax and any resulting credit carryforwards, future reversals of existing taxable temporary differences, tax planning strategies and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on objective and verifiable management forecasts. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
The use of different assumptions of future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. Furthermore, if future events differ from our current forecasts, valuation allowances may need to be established or adjusted, which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need and adequacy of any valuation allowance.
Our interpretations of tax laws are subject to examination by the Internal Revenue Service and State taxing authorities. Resolution of disputes over interpretations of tax laws may result in us being assessed additional income taxes. We regularly review whether we may be assessed such additional income taxes and recognize liabilities for such potential future tax obligations as appropriate.
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 can be found in Note 16, "Income Taxes," in the accompanying consolidated financial statements.

Balance Sheet Review

The following section provides a discussion of the significant changes in our balance sheet at December 31, 2025 compared with December 31, 2024.

		Increase (Decrease) From December 31, 2024
	December 31, 2025	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$33,162	$(4,397)	(12)%
Loans, net	59,452	(2,764)	(4)
Loans held for sale	1,925	1,519	*
Trading assets	22,757	1,526	7
Securities	48,323	5,588	13
All other assets	6,791	207	3
	$172,410	$1,679	1%
Period end liabilities and equity:
Total deposits	$124,097	$747	1%
Trading liabilities	2,355	(1,552)	(40)
Short-term borrowings	7,289	(63)	(1)
Long-term debt	23,026	2,309	11
Interest, taxes and other liabilities	3,204	288	10
Total equity	12,439	(50)	—
	$172,410	$1,679	1%

*Percentage change is greater than 100 percent.

HSBC USA Inc.
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Loans, Net  See Note 5, "Loans," in the accompanying consolidated financial statements for a summary of our loans, excluding loans held for sale. See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses.
Commercial loans decreased $1.7 billion due to lower loans to non-affiliates driven by paydowns, maturities and loan sales, including the transfer of a portfolio of commercial real estate loans to held for sale during the fourth quarter of 2025 as discussed further below, exceeding new business activity as we continued to apply a disciplined lending approach. This decrease was partly offset by higher loans to affiliates. The decrease in commercial non-affiliate loans was primarily in the real estate and semiconductor industries, partly offset by an increase in the retailing industry.
Consumer loans decreased $1.2 billion primarily due to the sale of a portfolio of residential mortgage loans with a carrying value of $2.0 billion during the fourth quarter of 2025. This decrease was partly offset by growth in residential mortgages, which we continue to target towards our globally connected affluent and high net worth clients.
The weighted average loan-to-value ("LTV") ratio for our residential mortgage loan portfolio, excluding mortgage loans held for sale, was 50 percent at both December 31, 2025 and 2024, respectively, with 99 percent of the portfolio having an LTV ratio of less than 80 percent. LTVs for residential mortgages are calculated using the loan balance at the reporting date. Current estimated property values are derived from the property's appraised value at the time of loan origination updated using the most current Federal Housing Finance Agency's House Price Index data available at either a core-based statistical area or state level.
Loans Held for Sale  Loans held for sale were higher primarily due to an increase in commercial loans held for sale driven by the transfer of a portfolio of commercial real estate loans with a carrying value of $1.3 billion to held for sale during the fourth quarter of 2025. Also contributing to the increase were higher loans designated under the fair value option. Balances will fluctuate from period to period depending on the volume and level of activity. See Note 7, "Loans Held for Sale," in the accompanying consolidated financial statements for additional information.
Trading Assets See Note 3, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a summary of our trading assets. Trading assets increased primarily due to higher trading securities, partly offset by lower derivative assets.
•Trading securities increased $1.7 billion primarily due to an increase in equity positions. Trading security positions are primarily held as economic hedges of derivative products issued to clients.
•Derivative assets decreased $0.2 billion mainly from market movements which resulted in lower valuations of foreign exchange derivatives, partly offset by higher valuations of commodity derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were higher primarily due to net purchases of U.S. Treasury and U.S. Government agency securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets increased primarily due to higher low income housing investments, partly offset by lower deferred tax assets.
Deposits  The following table summarizes deposit balances by major depositor categories:

		Increase (Decrease) From December 31, 2024
	December 31, 2025	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$108,364	$(2,247)	(2)%
Domestic and foreign banks	14,246	3,758	36
U.S. government and states and political subdivisions	88	15	21
Foreign governments and official institutions	1,399	(779)	(36)
Total deposits	$124,097	$747	1%
Total deposits increased due to higher deposits from affiliates and higher commercial demand deposits reflecting increased business activity. These increases were partly offset by lower time deposits and lower deposits from a few large private banking clients.

HSBC USA Inc.
Trading Liabilities See Note 3, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a summary of our trading liabilities. Trading liabilities decreased primarily due to lower derivative liabilities.
•Derivative liabilities decreased $1.5 billion mainly from market movements which resulted in lower valuations of foreign exchange derivatives, partly offset by higher valuations of commodity derivatives.
Short-Term Borrowings  Short-term borrowings were modestly lower as a decrease in commercial paper outstanding was largely offset by increases in federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. We continue to actively manage our balance sheet to maximize returns while maintaining adequate liquidity.
Long-Term Debt  Long-term debt increased due to debt issuances, including $6.0 billion of senior debt issued to HSBC North America during 2025, partly offset by debt retirements. Debt issuances during 2025 totaled $12.8 billion, of which nil was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $6.8 billion of senior debt during 2025, which included $1.3 billion of senior notes that were issued by HSBC USA in May as well as $5.5 billion of structured notes. Total long-term debt outstanding under this shelf was $9.9 billion and $9.6 billion at December 31, 2025 and 2024, respectively.
Total debt outstanding under the HSBC Bank USA Global Bank Note Program was $1.7 billion and $1.9 billion at December 31, 2025 and 2024, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1.0 billion at both December 31, 2025 and 2024.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased primarily due to increased low income housing liabilities and higher outstanding settlement balances related to security purchases, partly offset by lower accrued deposit insurance assessment fees.
Total Equity During 2025, we paid dividends on our common stock of $1.5 billion from retained earnings to HSBC North America. See Note 22, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for additional details.

HSBC USA Inc.
Results of Operations

The following section provides a discussion of the significant changes in our operating results for 2025 compared with 2024. See "Results of Operations" in our 2024 Form 10-K for a discussion of our operating results for 2024 compared with 2023.
Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2025 Compared with 2024 Increase (Decrease)			2024 Compared with 2023 Increase (Decrease)
Year Ended December 31,	2025	Volume	Rate	2024	Volume	Rate	2023
	(dollars are in millions)
Interest income:
Short-term investments	$1,558	$27	$(162)	$1,693	$(333)	$339	$1,687
Trading securities	365	(18)	17	366	69	31	266
Securities	2,007	219	(51)	1,839	146	135	1,558
Commercial loans	2,540	72	(397)	2,865	(6)	58	2,813
Consumer loans	970	87	57	826	78	103	645
Other	62	(6)	(10)	78	(12)	10	80
Total interest income	7,502	381	(546)	7,667	(58)	676	7,049
Interest expense:
Deposits	3,595	200	(676)	4,071	198	223	3,650
Short-term borrowings	508	23	(138)	623	40	69	514
Long-term debt	1,212	229	(160)	1,143	(14)	24	1,133
Tax liabilities and other	59	1	(5)	63	9	7	47
Total interest expense	5,374	453	(979)	5,900	233	323	5,344
Net interest income	$2,128	$(72)	$433	$1,767	$(291)	$353	$1,705

Yield on total interest earning assets	4.56%			4.88%			4.54%
Cost of total interest bearing liabilities	3.95			4.66			4.41
Interest rate spread	.61			.22			.13
Benefit from net non-interest paying funds(1)	.68			.91			.97
Net interest margin on average earning assets	1.29%			1.13%			1.10%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during 2025 primarily due to lower interest expense from deposits and short-term borrowings and higher interest income from securities and consumer loans. The overall increase in net interest income was partly offset by lower interest income from commercial loans and short-term investments and higher interest expense from long-term debt. Lower yields on interest earning assets and lower rates paid on interest bearing liabilities reflect the impact of lower market rates.
•Deposits interest expense decreased due to lower rates paid, partly offset by higher average balances. Higher average balances were driven by growth in commercial demand and savings deposits, including a shift in mix to interest bearing accounts from noninterest bearing accounts. Higher average balances were partly offset by lower time deposits and lower deposits from a few large private banking clients.
•Short-term borrowings interest expense was lower due to lower rates paid, partly offset by higher average balances. Higher average balances were driven by increases in securities sold under repurchase agreements and federal funds purchased, partly offset by a decline in commercial paper outstanding.
•Securities interest income was higher due to higher average balances, partly offset by lower yields. Higher average balances were driven by increases in U.S. Treasury, U.S. Government agency and foreign sovereign securities, partly offset by a decline in U.S. Government sponsored securities.

HSBC USA Inc.
•Consumer loans interest income increased due to higher average balances driven by growth in residential mortgages as well as higher yields on newly originated residential mortgage loans.
•Commercial loans interest income decreased due to lower yields on variable rate loans and newly originated loans, partly offset by higher average balances driven by higher loans to affiliates.
•Short-term investments interest income was lower due to lower yields, partly offset by higher average balances driven by higher securities purchased under resale agreements.
•Long-term debt interest expense increased due to higher average balances, partly offset by lower rates paid on variable rate borrowings and newly issued debt.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

Year Ended December 31,	2025	2024	2023
	(in millions)
Loans:
Commercial loans:
Real estate, including construction	$38	$17	$(56)
Business and corporate banking(1)	34	11	118
Total commercial loans	72	28	62
Consumer loans:
Residential mortgages	(4)	(7)	(19)
Other consumer	(1)	1	8
Total consumer loans	(5)	(6)	(11)
Total loans	67	22	51
Off-balance sheet credit exposures	27	28	(6)
Total provision for credit losses	$94	$50	$45

(1)In connection with changes to our business segments as discussed further in Note 21, "Business Segments," in the accompanying consolidated financial statements, in 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
Our provision for credit losses increased during 2025 primarily due to a higher provision for credit losses on our commercial loan portfolio.
The provision for credit losses on our commercial loan portfolio increased $44 million during 2025. The loss provision in 2025 was driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan, and worsening economic forecasts, partly offset by a decline in reserves for risk factors associated with higher risk exposures and improved probability of default estimates. In 2024, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking, partly offset by a decline in reserves for risk factors associated with higher risk exposures and lower reserves for risk associated with large loan exposures.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses and liability for off-balance sheet credit exposures.
Other Revenues  The following table summarizes the components of other revenues:

Year Ended December 31,	2025	2024	2023
	(in millions)
Trust and investment management fees	$174	$148	$134
Other fees and commissions	759	738	675
Trading revenue	763	998	942
Other securities gains (losses), net	55	(124)	(243)
Servicing and other fees from HSBC affiliates	419	385	327
Gain (loss) on instruments designated at fair value and related derivatives	(55)	(38)	(42)
Other income (loss)	(31)	(77)	(141)
Total other revenues	$2,084	$2,030	$1,652

HSBC USA Inc.
Trust and investment management fees increased during 2025 driven by higher average assets under management and positive market performance.
Other fees and commissions were higher during 2025 primarily due to increased fees from guarantees, loan commitments and other account services reflecting higher business activity compared with 2024, partly offset by lower fees from loan syndication. See Note 19, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.
Trading revenue The following table presents trading revenue by business activity. Not included in the table below is the impact of net interest income associated with trading securities which is an integral part of overall trading performance. Net interest income related to trading activities is recorded in net interest income in the consolidated statement of income. Certain derivatives are economically hedged by holding the underlying interest bearing referenced assets. In connection with changes to our business segments as discussed further in Note 21, "Business Segments," in the accompanying consolidated financial statements, in 2025, we changed our presentation for the components of trading revenue to reflect management's current view. As a result, we have reclassified prior year amounts to conform to the current year presentation.

Year Ended December 31,	2025	2024	2023
	(in millions)
Business Activities:
Foreign Exchange	$330	$310	$507
Debt Markets	25	77	64
Equities	459	574	359
Markets Treasury	(33)	—	12
Other trading	(18)	37	—
Total trading revenue	$763	$998	$942
Trading revenue decreased during 2025 due to lower revenue in Equities, Other trading, Debt Markets and Markets Treasury.
•Equities revenue was lower driven by lower valuation gains in prime finance.
•Other trading revenue was lower primarily due to unfavorable fair value adjustments on certain investments held for Community Reinvestment Act purposes and the lower performance of economic hedge positions used to manage interest rate risk.
•Debt Markets revenue was lower driven by lower balance sheet deployment and lower valuation gains.
•Markets Treasury revenue was lower reflecting the lower performance of economic hedge positions used to manage interest rate risk.
Other securities gains (losses), net improved during 2025 primarily due to the non-recurrence of a loss of $148 million realized in 2024 from the sale of certain U.S. Government sponsored mortgage-backed securities as we managed our exposure to the changing interest rate environment and rebalanced the portfolio for risk management purposes. Also contributing to the improvement were higher gains from the sale of U.S. Treasury securities. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains (losses), net above, are summarized in Note 4, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates increased during 2025 due to higher fees from HSBC Bank plc driven by increases in sales commissions, custodial fees and performance fees associated with trading activity booked on their balance sheet.
Gain (loss) on instruments designated at fair value and related derivatives decreased during 2025 attributable to unfavorable fair value adjustments on commercial loans held for sale driven by the weakening of market conditions associated with a single transaction. This decrease was partly offset by favorable movements related to the economic hedging of interest rate and other risks within our hybrid instruments and own debt. See Note 15, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss) improved during 2025 primarily due to lower valuation losses associated with credit default swap protection which decreased by $25 million. Also contributing to the improvement were higher gains from bank owned life insurance and lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares.

HSBC USA Inc.
Operating Expenses  The following table summarizes the components of operating expenses:

Year Ended December 31,	2025	2024	2023
	(dollars are in millions)
Salaries and employee benefits	$588	$567	$530
Support services from HSBC affiliates	1,760	1,670	1,671
Occupancy expense, net	52	68	60
Other expenses:
Equipment and software	135	125	112
Marketing	39	39	22
Outside services	44	51	49
Professional fees	47	42	50
Federal Deposit Insurance Corporation ("FDIC") assessment fees(1)	37	107	322
Miscellaneous	(2)	31	8
Total other expenses	300	395	563
Total operating expenses	$2,700	$2,700	$2,824
Personnel - average number	2,019	2,040	2,005
Efficiency ratio	64%	71%	84%

(1)Includes $31 million and $243 million of special assessment fees which were accrued in 2024 and 2023, respectively, associated with a final rule issued by the FDIC in 2023. In 2025, we decreased our accrual by $31 million. See Note 11, "Deposits," in the accompanying consolidated financial statements for additional information.
Salaries and employee benefits increased during 2025 primarily due to higher severance related costs driven by $15 million of costs recorded in 2025 related to the simplification of our organizational structure.
Support services from HSBC affiliates increased during 2025 due to higher cost allocations associated with global resourcing and other global support activities, higher cost allocations from our technology and support service functions reflecting the impact of an updated service level agreement, and higher allocated severance related costs driven by $50 million of allocated costs from other HSBC affiliates recorded in 2025 related to the simplification of our organizational structure. Also contributing to the increase were higher costs associated with our investments in systems infrastructure and new technologies. These increases were partly offset by lower cost allocations from HSBC Markets (USA) Inc. ("HMUS") associated with banking support activities. A summary of the services received from various HSBC affiliates is included in Note 20, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net decreased during 2025 due to the non-recurrence of $15 million of lease impairment costs recorded in 2024 associated with the exit of our previous U.S. headquarters.
Other expenses decreased during 2025 primarily due to lower deposit insurance assessment fees driven by $31 million of additional special assessment fees which were accrued in 2024 and reversed in 2025. See Note 11, "Deposits," in the accompanying consolidated financial statements for additional information. Also contributing to the decrease were lower expense related to legal matters and higher expense capitalization related to internally developed software.
Efficiency ratio  Our efficiency ratio improved during 2025 due to higher net interest income and higher other revenues as discussed in detail above, while operating expenses were flat.
Income tax expense Our effective tax rate was 22.4 percent in 2025 compared with 21.2 percent in 2024 and 19.5 percent in 2023. For a complete analysis of the differences between effective tax rates based on the provision for income taxes attributable to pretax income and the statutory U.S. Federal income tax rate, see Note 16, "Income Taxes," in the accompanying consolidated financial statements.
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

HSBC USA Inc.
Segment Results – Group Reporting Basis

We have three distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's business strategy. We previously announced as part of simplifying the HSBC Group's organizational structure that we would combine our Commercial Banking ("CMB") and Global Banking and Markets ("GBM") businesses to create a single Corporate and Institutional Banking ("CIB") business, and we would rename our Wealth and Personal Banking ("WPB") business International Wealth and Premier Banking ("IWPB"). In 2025, we implemented changes to our internal management reporting to report what was historically CMB and GBM, including Global Banking ("GB"), Markets and Securities Services ("MSS") and Global Banking and Markets Other ("GBM Other"), together within a newly created CIB business segment, and to rename our WPB business segment IWPB. As a result, IWPB and CIB along with a Corporate Center ("CC") are our reportable segments, and we have aligned our segment reporting to reflect these changes for all periods presented.
See Note 21, "Business Segments," in the accompanying consolidated financial statements for tables that summarize the impact of these changes on reported profit (loss) before tax, total assets and total deposits as of and for the years ended December 31, 2024 and 2023. See Item 1, "Business," in this Form 10-K for a description of our segments, including a discussion of the main business activities of the segments and a summary of their products and services. There have been no additional changes in the basis of our segmentation as compared with the presentation in our 2024 Form 10-K.
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
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 21, "Business Segments," in the accompanying consolidated financial statements.
The following section provides a discussion of the significant changes in our segment results for 2025 compared with 2024. See "Segment Results - Group Reporting Basis" in our 2024 Form 10-K for a discussion of our segment results for 2024 compared with 2023.

HSBC USA Inc.
International Wealth and Premier Banking  The following table summarizes the Group Reporting Basis results for our IWPB segment:

Year Ended December 31,	2025	2024	2023
	(in millions)
Net interest income	$753	$708	$757
Other operating income	236	207	118
Total operating income(1)	989	915	875
Expected credit losses	6	(2)	3
Net operating income	983	917	872
Operating expenses	795	795	602
Profit before tax	$188	$122	$270

(1)The following table summarizes the impact of key activities on the total operating income of our IWPB segment. In connection with the changes to our business segments as discussed further above, in 2025, we changed our presentation for the key activities of total operating income to reflect management's current view. As a result, we have reclassified prior year amounts in order to conform to the current year presentation.

Year Ended December 31,	2025	2024	2023
	(in millions)
Retail Banking	$573	$565	$586
Wealth	319	293	285
Other(2)	97	57	4
Total operating income	$989	$915	$875
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.
Our IWPB segment reported a higher profit before tax during 2025 due to higher net interest income and higher other operating income.
Net interest income increased during 2025 due to higher average loan balances driven by growth in residential mortgages as well as higher yields on newly originated residential mortgage loans. These increases were partly offset by the unfavorable impact of lower deposit balances driven by attrition and lower deposits from a few large private banking clients.
Other operating income increased during 2025 primarily due to higher allocated Markets Treasury revenue, largely reflecting the non-recurrence of an allocated loss of $22 million recorded in 2024 from the sale of certain securities for risk management purposes. Also contributing to the increase were higher investment management fees driven by higher average assets under management and positive market performance as well as lower losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares. These increases were partly offset by the lower performance of economic hedge positions used to manage interest rate risk.

HSBC USA Inc.
Corporate and Institutional Banking  The following table summarizes the Group Reporting Basis results for our CIB segment:

Year Ended December 31,	2025	2024	2023
	(in millions)
Net interest income	$1,874	$1,783	$1,671
Other operating income	1,306	1,051	778
Total operating income(1)	3,180	2,834	2,449
Expected credit losses	194	83	91
Net operating income	2,986	2,751	2,358
Operating expenses	1,698	1,689	1,603
Profit before tax	$1,288	$1,062	$755

(1)The following table summarizes the impact of key activities on the total operating income of our CIB segment. For purposes of the discussion below the table, total operating income is referred to as revenue. In connection with the changes to our business segments as discussed further above, in 2025, we changed our presentation for the key activities of total operating income to reflect management's current view. As a result, we have reclassified prior year amounts in order to conform to the current year presentation. Management's analysis of CIB segment revenue is ongoing and may result in additional presentation changes in future periods.

Year Ended December 31,	2025	2024	2023
	(in millions)
Wholesale Transaction Banking	$2,031	$1,683	$1,603
Investment Banking	73	159	151
Debt and Equity Markets	158	153	85
Credit and Lending	437	507	455
Other(2)	481	332	155
Total operating income	$3,180	$2,834	$2,449
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, allocated Markets Treasury revenue and net interest income on capital held in the business and not assigned to products.
Our CIB segment reported a higher profit before tax during 2025 due to higher other operating income and higher net interest income, partly offset by higher expected credit losses.
Revenue increased during 2025 primarily due to higher revenue in Wholesale Transaction Banking and Other, partly offset by lower revenue in Investment Banking and Credit and Lending.
•Wholesale Transaction Banking revenue increased driven by higher net interest income from higher deposit spreads and the favorable impact of higher deposit balances as well as increased foreign exchange revenue from market volatility and higher client activity.
•Other revenue increased primarily due to higher allocated Markets Treasury revenue, largely reflecting the non-recurrence of an allocated loss of $126 million recorded in 2024 from the sale of certain securities for risk management purposes. Also contributing to the increase were higher earnings on capital.
•Investment Banking revenue decreased primarily due to unfavorable fair value adjustments on certain loans held for sale driven by the weakening of market conditions associated with a single transaction as well as lower fees from loan syndication. These decreases were partly offset by improved performance in issuer services.
•Credit and Lending revenue decreased primarily due to lower net interest income from loan spreads and lower loan balances. These decreases were partly offset by improved fair value adjustments on certain credit-linked structured notes and lower valuation losses associated with credit default swap protection.
Expected credit losses increased during 2025. The loss provision in 2025 was driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan, and worsening economic forecasts. Also contributing to the loss provision were higher probability of default estimates on certain stage 2 exposures, which more than offset the impact of improved probability of default estimates on stage 1 exposures. In 2024, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients and higher provisions associated with growth in innovation banking.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

Year Ended December 31,	2025	2024	2023
	(in millions)
Net interest expense	$(369)	$(647)	$(506)
Other operating income	349	644	503
Total operating income (expense)	(20)	(3)	(3)
Expected credit losses	—	—	—
Net operating income (expense)	(20)	(3)	(3)
Operating expenses	132	161	364
Loss before tax	$(152)	$(164)	$(367)
Our CC segment reported a lower loss before tax during 2025 due to lower net interest expense and lower operating expenses, partly offset by lower other operating income.
Net interest expense decreased during 2025 driven by a lower cost of funds reflecting the impact of lower market rates.
Other operating income decreased during 2025 primarily due to lower net funding credits associated with CIB trading activities which decreased by $287 million, reflecting the lower net interest expense above.
Operating expenses decreased during 2025 due to lower deposit insurance special assessment fees driven by $31 million of additional special assessment fees which were accrued in 2024 and reversed in 2025. See Note 11, "Deposits," in the accompanying consolidated financial statements for additional information. This decrease was partly offset by higher cost allocations from our support service functions and higher severance related costs driven by the simplification of our organizational structure.
Reconciliation of Segment Results  As previously discussed, segment results are reported on a Group Reporting Basis. See Note 21, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our Group Reporting Basis segment results to U.S. GAAP consolidated totals.

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
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

At December 31,	2025	2024
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$436	$526
Consumer loans	6	11
Total loans	442	537
Total allowance for credit losses	$442	$537

Liability for off-balance sheet credit exposures	$166	$139
The total allowance for credit losses decreased $95 million as compared with December 31, 2024 primarily due to a lower allowance for credit losses on our commercial loan portfolio. The decrease in our commercial allowance for credit losses was driven by charge-offs, a decline in reserves for risk factors associated with higher risk exposures and improved probability of default estimates. These decreases were partly offset by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial real estate loan, and worsening economic forecasts.

HSBC USA Inc.
The liability for off-balance sheet credit exposures increased $27 million as compared with December 31, 2024 resulting from worsening economic forecasts and downgrades reflecting weakness in the financial condition of certain clients, partly offset by improved probability of default estimates.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At December 31,	2025		2024
	(dollars are in millions)
Commercial:
Real estate, including construction	$120	8%	$144	11%
Business and corporate banking(1)	315	42	381	41
Other commercial	1	16	1	13
Total commercial	436	66	526	65
Consumer:
Residential mortgages	(12)	33	(12)	34
Other consumer	18	1	23	1
Total consumer	6	34	11	35
Total	$442	100%	$537	100%

(1)In connection with changes to our business segments as discussed further in Note 21, "Business Segments," in the accompanying consolidated financial statements, in 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
The following table sets forth key ratios for the allowance for credit losses on loans:

At December 31,	2025	2024
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.31%	1.48%
Affiliates	—	—
Total commercial	1.11	1.28
Consumer	.03	.05
Total loans	.74	.86
Nonperforming loans:(1)(2)
Commercial	82%	76%
Consumer	3	6
Total nonperforming loans	59	62

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the years ended December 31, 2025, 2024 and 2023.
The allowance for credit losses on loans as a percentage of total loans held for investment decreased as compared with December 31, 2024 as the decrease in our allowance for credit losses for the reasons discussed above outpaced the decrease in total loans held for investment.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment decreased as compared with December 31, 2024 as the decrease in our allowance for credit losses for the reasons discussed above outpaced the decrease in nonperforming loans as discussed further below.

HSBC USA Inc.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio").

	December 31, 2025		December 31, 2024
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$126	.32%	$212	.52%
Consumer(1)	146	.71	142	.65
Total	$272	.45	$354	.56

(1)At December 31, 2025 and 2024, includes $57 million and $67 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
Our two-months-and-over contractual delinquency ratio decreased 11 basis points compared with December 31, 2024 due to lower delinquent loans in our commercial loan portfolio, partly offset by lower outstanding loan balances. Lower delinquent commercial loans were driven by the collections of a few corporate banking loans, partly offset by a large commercial real estate loan which became 60 days past due in the fourth quarter.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Year Ended December 31,
	2025			2024			2023
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Real estate, including construction	$62	$6,158	1.01%	$17	$6,852	.25%	$—	$7,419	—%
Business and corporate banking(1)	100	26,115	.38	59	26,866	.22	39	26,487	.15
Other commercial	—	9,186	—	—	7,012	—	—	6,718	—
Total commercial	162	41,459	.39	76	40,730	.19	39	40,624	.10
Consumer:
Residential mortgages	(4)	21,636	(.02)	(4)	19,572	(.02)	1	17,481	.01
Other consumer	4	643	.62	4	650	.62	4	679	.59
Total consumer	—	22,279	—	—	20,222	—	5	18,160	.03
Total	$162	$63,738	.25	$76	$60,952	.12	$44	$58,784	.07

(1)In connection with changes to our business segments as discussed further in Note 21, "Business Segments," in the accompanying consolidated financial statements, in 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
Our net charge-off ratio increased 13 basis points during 2025 due to higher net charge-offs in our commercial loan portfolio driven by the deterioration of a few corporate banking loans and a large commercial real estate loan as well as loan sales. The increase in the ratio was partly offset by higher average loan balances.
See "Credit Quality" in our 2024 Form 10-K for a discussion of our net charge-off ratio for 2024 compared with 2023.

HSBC USA Inc.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	December 31, 2025		December 31, 2024
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$533	1.35%	$688	1.68%
Consumer(1)(2)	219	1.07	183	.84
Total	$752	1.26	$871	1.39

(1)See Note 5, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At December 31, 2025 and 2024, total nonperforming loans include $4 million and $151 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At December 31, 2025 and 2024, includes $99 million and $106 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
Our nonperforming loans ratio decreased 13 basis points compared with December 31, 2024 due to lower nonperforming loans in our commercial loan portfolio, partly offset by higher nonperforming loans in our consumer loan portfolio as well as lower outstanding loan balances.
Lower nonperforming commercial loans were primarily due to the collections of a few corporate banking loans which were accruing loans contractually 90 days or more past due at December 31, 2024. Also contributing to the decrease was the upgrade of a large corporate banking loan as well as charge-offs and paydowns which were largely offset by downgrades, including the downgrade of a large commercial real estate loan.
Higher nonperforming consumer loans were primarily due to mortgage loans where the borrowers were provided with payment deferrals of more than three months as a result of the California wildfires and, as a result, have been placed on nonaccrual status.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	December 31, 2025		December 31, 2024
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in billions)
Diversified financials	$9.3	$11.1	$9.4	$9.0
Real estate	2.8	1.8	4.7	1.9
Commercial and professional services	2.5	6.9	2.7	6.5
Retailing	2.4	4.3	1.9	5.1
Utilities	1.9	2.2	1.6	1.4
Software and services	1.8	6.3	1.5	8.0
Consumer services	1.8	3.8	1.8	3.7
Capital goods	1.7	6.8	1.7	7.0
Consumer durables and apparel	1.6	4.2	1.5	3.5
Chemicals	1.1	4.1	1.0	4.3
Energy	1.0	7.0	.9	4.8
Metals and mining	.9	.5	.7	.6
Health care equipment and services	.8	3.5	.8	3.0
Food, beverage and tobacco	.7	2.6	.8	2.4
Food and staples retailing	.6	1.6	.6	1.6
Technology hardware and equipment	.5	6.8	.7	6.3
Pharmaceuticals, biotechnology and life science	.3	4.2	.3	4.3
Media and entertainment	.3	3.0	.4	.9
Insurance	.3	3.2	.3	3.0
Transportation	.2	.3	.2	.3
Total commercial credit exposure in top 20 industries(1)	32.5	84.2	33.5	77.6
All other industries	.8	8.0	2.1	8.2
Total commercial credit exposure(2)	$33.3	$92.2	$35.6	$85.8

(1)Based on utilization at December 31, 2025.
(2)Excludes commercial credit exposures with affiliates.
Our commercial real estate secured loan portfolio which totaled $1.6 billion and $3.7 billion at December 31, 2025 and 2024, respectively, excluding loans held for sale, reflects the following borrower types:

At December 31,	2025	2024
Office	48%	27%
Multifamily	19	41
Industrial/warehouse	15	12
Hotels	2	13
All other types	16	7
Total	100%	100%

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure for our real estate secured loan portfolios, excluding loans held for sale:

	December 31, 2025		December 31, 2024
	Commercial Real Estate	Residential Mortgages	Commercial Real Estate	Residential Mortgages
New York State	33%	27%	20%	27%
California	5	48	15	48
North Central United States	11	1	8	1
North Eastern United States, excluding New York State	7	7	5	7
Southern United States	43	9	44	10
Western United States, excluding California	1	8	8	7
Total	100%	100%	100%	100%
Residential Mortgage Loans Our residential mortgage loan portfolio includes the following types of loans:
•Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.
•Adjustable rate mortgage ("ARM") loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our residential mortgage loan portfolio, excluding loans held for sale. Each category is not mutually exclusive and loans may appear in more than one category below.

At December 31,	2025	2024
	(in billions)
Interest-only loans	$4.4	$4.7
ARM loans(1)	14.8	15.6

(1)During 2026 and 2027, approximately $0.6 billion and $1.1 billion, respectively, of the ARM loans will experience their first interest rate reset.
Credit Risks Associated with Derivative Contracts  Credit risk associated with derivatives is measured as the net replacement cost of derivative contracts in a receivable position in the event the counterparties of such contracts fail to perform under the terms of those contracts. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. Counterparties to our derivative activities are subject to regular credit review by Credit Risk. To minimize credit risk, we may enter into legally enforceable master netting agreements which reduce risk by permitting the close out and netting of transactions with the same counterparty upon occurrence of certain events. In addition, we reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral will differ based on an assessment of the credit risk of the counterparty and/or regulatory requirements.
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

At December 31,	2025	2024
	(in billions)
Risk associated with derivative contracts:
Total credit risk exposure	$11.0	$11.6
Less: collateral held against exposure	3.3	3.6
Net credit risk exposure	$7.7	$8.0

HSBC USA Inc.
The table below summarizes the risk profile of the counterparties to derivative contracts with credit risk exposure, net of cash and other highly liquid collateral. The ratings presented in the table below are equivalent ratings based on our internal credit rating system.

	Percent of Current Credit Risk Exposure, Net of Collateral
Rating Equivalent at December 31,	2025	2024
AAA to AA–	66%	70%
A+ to A–	17	21
BBB+ to BBB–	15	8
BB+ to B–	2	1
CCC+ and below	—	—
Total	100%	100%

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
Interest Bearing Deposits with Banks totaled $23.1 billion and $22.6 billion at December 31, 2025 and 2024, respectively, of which $23.0 billion and $22.5 billion, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $9.3 billion and $14.3 billion at December 31, 2025 and 2024, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $21.2 billion and $19.5 billion at December 31, 2025 and 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $48.3 billion and $42.7 billion at December 31, 2025 and 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $7.3 billion and $7.4 billion at December 31, 2025 and 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $124.1 billion and $123.4 billion at December 31, 2025 and 2024, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Estimate of Uninsured Deposits At December 31, 2025 and 2024, the estimated amount of uninsured deposits totaled $82.0 billion and $80.0 billion, respectively, generally representing the portion of domestic deposit accounts that exceed the FDIC insurance limit of $250,000 and amounts in any other uninsured deposit account. The amount of uninsured deposits is calculated on a HUSI consolidated basis utilizing methodologies and assumptions similar to what is used for our bank regulatory reporting requirements.

HSBC USA Inc.
The scheduled maturities of the portion of domestic time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured at December 31, 2025 are summarized in the following table:

	Portion of Domestic Time Deposits in Excess of the FDIC Insurance Limit	Time Deposits that are Otherwise Uninsured(1)	Total
	(in billions)
0-90 days	$5.4	$1.0	$6.4
91-180 days	1.7	.1	1.8
181-365 days	1.5	—	1.5
	8.6	1.1	9.7
Thereafter	.1	—	.1
	$8.7	$1.1	$9.8

(1)Represents foreign time deposits.
Long-Term Debt increased to $23.0 billion at December 31, 2025 from $20.7 billion at December 31, 2024. See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during 2025.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At December 31, 2025, we were authorized to issue up to $15.0 billion, of which $5.1 billion was available. HSBC Bank USA has a Global Bank Note Program that provides for the aggregate issuance of $40.0 billion of subordinated and senior notes, of which $12.0 billion remained available to be issued at December 31, 2025.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At December 31, 2025, long-term debt included $1.0 billion of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $37.1 billion.
Preferred Equity  See Note 17, "Preferred Stock," in the accompanying consolidated financial statements for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During 2025, HSBC USA received a common stock dividend of $1.3 billion from its subsidiary, HSBC Bank USA, and paid dividends on its common stock of $1.5 billion from retained earnings to its parent, HSBC North America.
Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio"). Capital targets are reviewed at least annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III capital ratios:

At December 31,	2025	2024
Common equity Tier 1 capital to risk-weighted assets	12.1%	13.6%
Tier 1 capital to risk-weighted assets	12.4	13.8
Total capital to risk-weighted assets	14.4	16.2
Tier 1 leverage ratio(1)	7.7	8.0

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
While BHC regulatory capital compliance is generally performed at the HSBC North America level, and also separately for HSBC Bank USA, as a BHC we are required to meet minimum capital requirements imposed by the FRB. We present our capital ratios, together with HSBC Bank USA's in Note 22, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
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
HSBC USA received cash dividends from its subsidiaries totaling $1.5 billion in 2025. During 2025, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America.
HSBC USA has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. HSBC USA paid dividends on its preferred stock totaling $18 million in 2025. During 2025, HSBC USA also paid dividends on its common stock totaling $1.5 billion. We may pay additional dividends in the future, but will maintain our capital at levels consistent with our regulatory requirements, risk appetite and internal capital adequacy process.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. During 2025, HSBC USA did not make any capital contributions to its subsidiary, HSBC Bank USA.
As of December 31, 2025, HSBC Bank USA has the ability to pay dividends under bank regulatory guidelines, as cumulative net income for 2023 through 2025 exceeded dividends attributable to this period. Any reduction of permanent capital of HSBC Bank USA would require OCC approval. See Note 22, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate banking organizations should generally pay dividends out of current operating earnings.

HSBC USA Inc.
Subsidiaries At December 31, 2025, we had one major subsidiary, HSBC Bank USA. We manage substantially all of our operations through HSBC Bank USA, which contributes to the funding of our businesses primarily through receiving deposits from customers, the collection of receivable balances, and issuing short- and long-term debt. The vast majority of our domestic long-term debt is marketed through subsidiaries of HSBC. Long-term debt may also be marketed through unaffiliated investment banks.
2026 Funding Strategy  Our current estimate for funding needs and sources for 2026 are summarized in the following table:

(in billions)
Increase (decrease) in funding needs:
Net change in loans	$6
Net change in short-term investments and securities	2
Net change in trading and other assets	(4)
Total funding needs	$4
Increase (decrease) in funding sources:
Net change in deposits	$4
Net change in trading and other short-term liabilities	(1)
Net change in long-term debt	1
Total funding sources	$4
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
Material Cash Requirements Our material cash requirements comprise primarily contractual obligations to make future payments related to time deposits, short-term borrowings, long-term debt and operating lease obligations. The following table summarizes our material cash requirements outstanding as of December 31, 2025 by period due:

	Due Within One Year	Due After One Year	Total
	(in billions)
Time deposits	$13.8	$3.5	$17.3
Short-term borrowings	7.3	—	7.3
Long-term debt	2.5	20.5	23.0
Operating lease obligations	—	.8	.8
Total	$23.6	$24.8	$48.4
These short- and long-term cash obligations could be funded primarily through cash collection on loans and receipt of deposits, supplemented by the issuance of new short-term and long-term unsecured debt or secured financing repurchase agreements. Particular emphasis is placed on our ability to fund those short-term cash obligations that are due within one year. See "2026 Funding Strategy" above for additional information. In addition to the table above, we also have contractual cash obligations related to certain binding agreements we have entered into for loan servicing, securities processing, asset management services, lockbox and other services which are not material to our liquidity needs.
Capital Expenditures We made capital expenditures of $15 million and $20 million during 2025 and 2024, respectively. In addition to these amounts, during 2025 and 2024, we capitalized $158 million and $139 million, respectively, relating to improving and modernizing our business systems.

HSBC USA Inc.
Off-Balance Sheet Arrangements As part of our normal operations, we enter into credit derivatives and various off-balance sheet arrangements with affiliates and third parties. These arrangements arise principally in connection with our lending and client intermediation activities and involve primarily commitments to extend credit and, in certain cases, guarantees.
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At December 31, 2025 and 2024, we had commitments to extend credit totaling $99.8 billion and $93.8 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at December 31, 2025 and 2024, see Note 24, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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
In addition, we had commitments to purchase securities under agreements to resell on a forward starting basis totaling nil at both December 31, 2025 and 2024. These contracts typically expire in less than one month and are secured by collateral primarily from U.S. Treasury securities.
Our off-balance sheet arrangements also include transactions with unconsolidated variable interest entities ("VIEs"). See Note 23, "Variable Interest Entities," in the accompanying consolidated financial statements for a summary of these unconsolidated VIEs.

Fair Value

Fair Value Hierarchy  Fair value measurement accounting principles establish a three-tiered fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability. See Note 25, "Fair Value Measurements," in the accompanying consolidated financial statements for further discussion. The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants' assumptions. The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment and may change over time as market conditions evolve.
Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts traded on an active exchange. Instruments traded in the over-the-counter ("OTC") market can also be considered as Level 1 where transactions occur with sufficient frequency and volume. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury, certain securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, and certain foreign government-backed debt.
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify U.S. Government agency and U.S. Government sponsored mortgage-backed securities, non-exchange-traded derivative contracts, certain asset-backed securities, certain equity securities, certain foreign debt securities, precious metals, certain loans held for sale, residential mortgage loans whose carrying amount was reduced based on the fair value of the underlying collateral, and certain client share repurchase transactions as Level 2 measurements.
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At December 31, 2025 and 2024, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, derivatives with certain inputs which are unobservable, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 25, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.

HSBC USA Inc.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value:

At December 31,	2025	2024
	(dollars are in billions)
Level 3 assets(1)(2)	$.6	$.7
Total assets measured at fair value(1)(3)	67.6	65.7
Level 3 liabilities(1)	2.8	2.6
Total liabilities measured at fair value(1)	25.7	32.5
Level 3 assets as a percent of total assets measured at fair value	1%	1%
Level 3 liabilities as a percent of total liabilities measured at fair value	11%	8%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $0.3 billion of recurring Level 3 assets and $0.3 billion of non-recurring Level 3 assets at December 31, 2025. Includes $0.3 billion of recurring Level 3 assets and $0.4 billion of non-recurring Level 3 assets at December 31, 2024.
(3)Includes $65.9 billion of assets measured on a recurring basis and $1.7 billion of assets measured on a non-recurring basis at December 31, 2025. Includes $65.2 billion of assets measured on a recurring basis and $0.5 billion of assets measured on a non-recurring basis at December 31, 2024.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 25, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2025 and 2024 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

Risk Management

Overview  The primary role of risk management is to protect our customers, business, colleagues and the communities that we serve, while ensuring we are able to support our strategy and provide sustainable growth.
Our risk management framework We aim to use a comprehensive risk management approach across the organization and across all risk types, underpinned by our culture and values. This is outlined in our risk management framework, including the key principles and practices that we employ in managing material risks, both financial and non-financial. This framework sets out in a consistent way how we identify, assess and manage the risks that matter the most with respect to our ability to operate, grow, and meet regulatory commitments. It translates our strategy, values and commitments into practical actions and risk-aware decisions.
Our risk culture We recognize the importance of a strong culture which refers to shared attitudes, values and standards that shape behaviors related to risk awareness, risk taking and risk management. All our people are responsible for the management of risk, with the ultimate responsibility for the effective oversight of risk management residing with our Board of Directors. We seek to build our business for the long term by balancing social, environmental and economic considerations in the decisions we make.
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
Risk governance Our Board of Directors has ultimate supervisory responsibility for the effective management of risk and approves our risk appetite. It is advised on risk matters by the Risk Committee of the Board of Directors (the "Risk Committee"), notably risk appetite and its alignment with our strategy, risk governance and internal controls, as well as high-level risk related matters. We use a defined executive risk governance structure to help ensure there is appropriate oversight and accountability embedded throughout our business for the effective management of risk.
The Chief Risk Officer ("CRO"), supported by members of the Risk Management Meeting of the U.S. Operating Committee ("RMM"), holds executive accountability for the ongoing monitoring, assessment and management of the risk environment and

HSBC USA Inc.
the effectiveness of the risk management framework. Executive oversight of the Regulatory Compliance function resides with the Head of Regulatory Compliance. The Financial Crime function is led by the Head of Financial Crime and Bank Secrecy Act/Anti-Money Laundering Officer, who reports to the CRO. Day-to-day responsibility for risk management is delegated to senior managers with individual accountability for decision making.
Specific oversight of various risk management processes occurs through the following meetings:
•the Asset and Liability Committee ("ALCO");
•the Reputational Risk Committee ("RRC"); and
•Line of business ("LoB") risk management and oversight meetings.
Each of these committees, as well as the RMM, have separate charters which detail their respective roles and responsibilities.
ALCO has primary oversight of capital, liquidity, interest rate and market risk and is chaired by the Chief Financial Officer. ALCO recommends risk appetite for approval by the Board of Directors. In addition, ALCO monitors the adequacy of the tools used to measure risk and assesses the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. ALCO also conducts contingency planning with regard to liquidity.
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
The principle of individual accountability is exercised across the organization and is fundamental to effective risk management. Decisions are made by specific individuals in line with their mandates and/or delegated authority to ensure clear accountability. This includes decisions made at an executive committee level, where approval should be requested from the accountable individual. Individual accountability is reinforced through the Three LoD model. The Board of Directors and its committees are collective decision-making bodies, as is the RMM.
Risk and Compliance function Our Risk and Compliance function is responsible for our risk management framework. This includes establishing policies, monitoring risk profiles, and identifying and managing forward-looking risk. Our Risk and Compliance function is made up of sub-functions covering risks to our business. Forming part of the Second LoD, the Risk and Compliance function is independent from the lines of business, including sales and trading functions, to provide challenge, appropriate oversight and balance in risk/reward decisions. The CRO and Head of Regulatory Compliance report to the CEO. The CRO, Head of Regulatory Compliance, and Head of Financial Crime and Bank Secrecy Act/Anti-Money Laundering Officer also report on risk, regulatory compliance, and financial crime related matters to the Risk Committee.
Enterprise-wide risk management tools We use a range of tools to identify, monitor and manage risk, including:
•Risk identification - Risk identification provides a holistic view of risks facing the organization stemming from our unique business activities and associated exposures, including those that are difficult to quantify or only materialize under stressful conditions. The process is integrated with and built upon existing risk management tools such as top and emerging risk reporting as well as risk and control assessments. Risk identification is an ongoing process that is supported by a formal, periodic review by senior management from the First and Second LoD. Governance is provided by the RMM with results presented to the Risk Committee on an annual basis. Material risks are actively monitored and inform key aspects of our capital planning and stress testing program.
•Risk appetite - The CRO oversees the development of our risk appetite which defines, shapes and monitors our risk profile. The Risk Appetite Statement ("RAS") is a written articulation of the aggregate level and types of risk that we

HSBC USA Inc.
are willing to take in order to achieve our strategic business objectives. Risk appetite is aligned to strategic and financial planning and consists of qualitative statements and quantitative metrics, which enable us to assess whether our risk profile and exposure remains within acceptable levels. The RAS is reviewed and approved by the Board of Directors at least annually. Performance against the RAS is monitored by senior management and reported to the RMM and Risk Committee on a periodic basis. All breaches of risk appetite and actions to remediate the breaches are documented and reviewed. This process helps to embed a strong risk culture across our businesses.
•Top and emerging risks - We use a top and emerging risks process to provide a forward-looking view of risks that have the potential to threaten the execution of our strategy or operations over the medium to long term. We proactively assess the internal and external risk environment as well as review the themes identified across our businesses and functions to update our top and emerging risks as necessary. A 'top risk' is a risk we are currently managing which, if not managed and mitigated, has the potential to have a material impact on our businesses or functions. An 'emerging risk' is a risk that could have a material impact on the risk profile of the organization, but is not under active management and is not immediate.
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
Models In the course of our regular risk management activities, we use models to help quantify the risk we are taking. The output from some of these models is included in this section of our filing. By their nature, models are based on various assumptions and relationships. We believe that the assumptions used in these models are reasonable and within the parameters for which the models have been built and calibrated to operate, but events may unfold differently than what is assumed in the models. In actual stressed market conditions, these assumptions and relationships may no longer hold, causing actual experience to differ from the results predicted in the model. Adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure appropriate results. Models are also monitored to confirm they are performing as intended.
Key developments in 2025 We have continued to manage risks related to macroeconomic and geopolitical uncertainties and develop risk management capabilities through the continued enhancement of the risk management framework. More specifically, we sought to enhance our risk management in the following areas:
•We strengthened our regulatory reporting processes including enhancements to data, consistency and controls.
•We enhanced our technology and cybersecurity controls to help improve the resilience and security of our technology services in response to the heightened external threat environment.
•We strengthened our defenses by increasing our investment in advanced fraud detection and prevention technologies, and enhancing our internal control framework to address the increasing use of technology by criminals to facilitate frauds and scams.
•We continued to implement sophisticated technology solutions that strengthened our capacity for detecting suspicious transactions.
Our material risks The principal risks associated with our operations include the following:
•Credit risk is the risk of financial loss if a customer or counterparty fails to meet an obligation under a contract;
•Treasury risk is the risk of having insufficient capital, liquidity or funding resources to meet financial obligations and satisfy regulatory requirements, including the risk of an adverse impact on earnings or capital due to changes in market interest rates;
•Market risk is the risk of an adverse financial impact on trading activities arising from changes in market parameters such as interest rates, foreign exchange rates, asset prices, volatilities, correlations and credit spreads;
•Climate risk relates to the financial and non-financial impacts that may arise as a consequence of climate change;
•Resilience risk is the risk of sustained and significant business disruption causing the inability to provide critical services to our customers, affiliates and counterparties;
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

HSBC USA Inc.
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
Credit risk arises from various on- and off-balance sheet instruments and arrangements, such as loans, letters of credit, unused commitments to extend credit, investment securities, and derivatives. While credit risk exists widely in our operations, diversification among various commercial and consumer portfolios helps to lessen risk exposure. Day-to-day management of credit risk is performed by the Chief Credit Officer and the IWPB Chief Risk Officer, who report directly to the CRO and maintain independent risk functions. The credit risk associated with wholesale commercial portfolios is managed by the Chief Credit Officer, while credit risk associated with retail consumer loan portfolios is managed by the IWPB Chief Risk Officer. Further discussion of credit risk can be found under the "Credit Quality" caption in this MD&A.
Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. The Credit Risk function continues to refine early warning indicators and reporting, including stress testing scenarios on the basis of recent experience. Stress testing results are taken into consideration within our business planning process. Action has been taken, where necessary, to improve our resilience to risks associated with the current market conditions by selectively discontinuing business lines or products, closely managing underwriting criteria and investing in improved fraud prevention technologies. During 2025, economic uncertainty increased due to the potential impacts of new trade and other economic policies in the United States, including tariffs, along with the ongoing uncertainty associated with interest rates and inflation. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted.
The responsibilities of the Credit Risk function include:
•Formulating credit risk policies – Our policies are designed to ensure that our business units operate within clear standards of acceptable credit risk, that the HSBC standards are consistently implemented and that all regulatory requirements are considered. Credit policies are reviewed and approved annually at the RMM and the Risk Committee.
•Approving new credit exposures and independently assessing large exposures annually – Credit approval authorities are delegated by the Board of Directors to the CEO and subsequently sub-delegated to the CRO with the authority to sub-delegate to the Chief Credit Officer and IWPB Chief Risk Officer. The Chief Credit Officer and IWPB Chief Risk Officer in turn delegate limited credit authority to the various lending units. However, most wholesale credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Chief Credit Officer. In addition, the Chief Credit Officer coordinates the review of material credits with HSBC Group Credit Risk which, subject to certain agreed-upon limits, will concur on material new and renewal transactions. Large retail credits are escalated to the IWPB Chief Risk Officer for review and concurrence.
•Overseeing retail credit and collateral risk – The IWPB Chief Risk Officer manages the credit and collateral risk associated with retail portfolios, supported by expertise from a dedicated advanced risk analytics unit. Collateral risk in retail arises when the underlying value of the property securing a retail loan loses value due to macroeconomic, housing market or industry conditions. This risk is actively managed through on-going monitoring of house price indices in the metropolitan statistical areas in which the mortgage portfolio is concentrated. In areas where property values are declining, maximum LTV requirements will be adjusted downward to compensate for this risk.
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

HSBC USA Inc.
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
•Monitoring portfolio performance – Credit data warehouses have been implemented to centralize the reporting of credit risk, support the analysis of risk and to calculate credit loss reserves. These data warehouses also support HSBC's wider effort to meet the requirements of Basel III and to generate credit reports for management and the Risk Committee.
•Establishing counterparty and portfolio limits – We monitor and limit our wholesale exposure to individual counterparties and to the combined exposure of related counterparties. In addition, selected industry portfolios, such as real estate, are subject to caps that are recommended by the Chief Credit Officer and reviewed where appropriate by management committees and the Risk Committee. Retail establishes portfolio limits by product as well as limits on new products and higher-risk segments such as investment property, high LTV mortgages and credit cards. These limits are approved by the IWPB Chief Risk Officer and monitored by a retail credit risk management committee. Counterparty credit exposure related to derivative activities is also managed under approved limits. Since the exposure related to derivatives is variable and uncertain, internal risk management methodologies are used to calculate the 95 percent worst-case potential future exposure for each customer. These methodologies take into consideration, among other factors, cross-product close-out netting, collateral received from customers under collateral support annexes, termination clauses, and off-setting positions within the portfolio.
•Managing problem loans – Special attention is paid to problem loans. When appropriate, our wholesale Special Credits Unit and retail Collection and Recovery teams provide customers with intensive management and support in order to help them avoid default wherever possible and maximize recoveries.
•Establishing allowances for credit losses – The Chief Credit Officer and the IWPB Chief Risk Officer share responsibility with the Chief Financial Officer for establishing appropriate levels of allowances for credit losses inherent in our various loan and other portfolios carried at amortized cost. This responsibility includes overseeing the processes for: model performance monitoring and redevelopment of new models, establishing forward-looking economic scenarios, projecting results from the impairment calculation engine, and determining management judgment utilized for estimating lifetime ECL. Management review committees, comprising representatives from Credit Risk and Finance, have been established in order to review and challenge the results of the lifetime ECL calculations before approving them each period.
Credit Risk Review is an independent Second LoD supervisory function. Its mission is to identify and evaluate areas of credit risk through independent assessment of the effectiveness of our credit risk management practices, ensuring portfolios are managed in a manner that is consistent with U.S. safety and soundness regulations and other applicable regulatory requirements, HSBC Group strategy, risk appetite, and appropriate local and HSBC Group credit policies and procedures. This includes, among other items, the unilateral authority to independently assess and revise customer risk ratings, facility risk ratings (which are based on the risk rating standards of our regulators) and loss given default estimates. To ensure its independent stature, the Head of Credit Risk Review has a direct reporting line to the Risk Committee. The Credit Review Delegation of Authority is endorsed by the Risk Committee, and the Head of Credit Risk Review has unhindered access to the Risk Committee, including executive sessions at their discretion, and provides quarterly updates on the results of credit review activities.
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

HSBC USA Inc.
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
Our liquidity risk policies and procedures enable maintaining a strong overall liquidity position and complying with regulatory requirements. ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. In addition to base case projections, multiple stress scenarios are generated to simulate crisis conditions, including:
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
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators on a daily basis. During 2025, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both December 31, 2025 and 2024, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of stable funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both December 31, 2025 and 2024. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of stable funding for assets and off-balance sheet exposures.
As a Category IV firm, HSBC North America is subject to liquidity stress testing and related liquidity buffer and liquidity risk management requirements. HSBC North America and HSBC Bank USA have liquidity profiles to support compliance with these rules and may need to make changes to their liquidity profiles to support compliance with any future rules.
ALCO also maintains a liquidity management and contingency funding plan ("Contingency Funding Plan"), which identifies certain potential early warning indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses and customer relationships. The Contingency Funding Plan is reviewed annually and approved by the Risk Committee. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators are monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, material reductions or extreme volatility in customer deposit balances,

HSBC USA Inc.
increased utilization of credit lines, widening of our own credit spreads and higher borrowing costs. At the onset of a crisis, liquidity needs would be satisfied primarily with unsecured wholesale market funding, depending on the scenario. If the crisis escalates, contingency funding needs will be satisfied primarily through monetization of the Liquid Asset Buffer we maintain, consisting of cash, short-term liquid assets and unencumbered government and other highly rated investment securities as a source of funding. Further, collateral is maintained at the Federal Reserve Bank and the FHLB, including portions of the mortgage portfolio, providing additional secured borrowing capacity in a liquidity crisis.
In addition to the oversight provided by ALCO, Treasury Risk Management ("TRM") is a Second LoD oversight function for treasury risk-related activities, including capital, liquidity and funding, and interest rate risk, which is led by the Head of Traded and Treasury Risk Management who is the accountable risk steward for treasury risks and independently reports into the CRO. TRM's primary mandate is to strengthen our treasury risk management framework through review and challenge of existing processes and recommending areas that need improvement to the RMM. TRM serves as an advisory function to senior management to ensure front line units with direct responsibility for managing treasury risk are operating within their operating guidelines and defined risk appetite parameters. The TRM oversight mandate is carried out through critical evaluation and challenge of existing risk management processes including stress testing and ratio calculations.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at December 31, 2025:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At December 31, 2025, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.
Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available-for-sale and held-to-maturity debt securities. Approximately $2.0 billion of the debt securities in these portfolios at December 31, 2025 are expected to mature in 2026. The remaining $46.3 billion of debt securities not expected to mature in 2026 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets.
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

HSBC USA Inc.
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
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both December 31, 2025 and 2024, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.

HSBC USA Inc.
Repricing gap analysis The following table shows the repricing structure of our assets and liabilities at December 31, 2025. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year-end, and one-day figures can be distorted by temporary swings in assets or liabilities.

December 31, 2025	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in billions)
Commercial loans	$40.7	$.5	$—	$—	$41.2
Consumer loans	5.6	9.4	4.0	1.6	20.6
Total loans(1)	46.3	9.9	4.0	1.6	61.8
Securities available-for-sale and securities held-to-maturity	5.2	25.6	8.3	9.2	48.3
Other assets	61.6	.7	—	—	62.3
Total assets	113.1	36.2	12.3	10.8	172.4
Domestic deposits:
Savings and demand	72.7	21.7	5.2	—	99.6
Time deposits	16.0	.2	—	—	16.2
Long-term debt	11.0	7.8	3.2	1.0	23.0
Other liabilities/equity	23.0	7.5	3.1	—	33.6
Total liabilities and equity	122.7	37.2	11.5	1.0	172.4
Total balance sheet gap	(9.6)	(1.0)	.8	9.8	—
Effect of derivative contracts	9.9	(1.5)	(4.6)	(3.8)	—
Total gap position	$.3	$(2.5)	$(3.8)	$6.0	$—

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

	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected banking book net interest income (reflects projected rate movements on January 1, 2026 and 2025, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(20)	(1)%	$(56)	(2)%
Resulting from a gradual 100 basis point decrease in the yield curve	6	—	43	2
Other significant scenarios monitored (reflects projected rate movements on January 1, 2026 and 2025, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(26)	(1)	(111)	(4)
Resulting from an immediate 100 basis point decrease in the yield curve	9	—	94	4
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

HSBC USA Inc.
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
Non-trading value at risk ("VaR") Non-trading VaR estimates potential valuation changes that could arise from market movements impacting the behavioralized interest rate risk of non-trading financial assets and liabilities held by the global businesses and transfer priced into and managed by Markets Treasury, and the associated hedging activity performed by Markets Treasury (including our investment portfolio of available-for-sale and held-to-maturity securities). Our investment portfolio holdings comprise mainly U.S. Treasury, U.S. Government agency and U.S. Government sponsored securities. Our non-trading VaR exposure is driven by interest rates and mortgage-backed security spread volatility. Refer to "Market Risk Management" below for further discussion regarding VaR and the management of market risk in our non-trading portfolios.
Non-trading VaR at December 31, 2025 was lower as compared with December 31, 2024 due to lower market volatility in the two-year VaR historical time series.
The following table summarizes our non-trading VaR:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(1)
	(in millions)
At December 31, 2025	$118	$137	$(130)	$125

Full Year 2025
Average	151	165	(118)	198
Maximum	219	227		261
Minimum	26	116		110

At December 31, 2024	$202	$161	$(137)	$226

Full Year 2024
Average	268	219	(161)	326
Maximum	305	312		415
Minimum	194	130		197

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
•Non-trading portfolios comprise positions that primarily arise from the interest rate management of our retail and wholesale banking assets and liabilities as well as financial investments classified as available-for-sale and held-to-maturity.
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
Market risk governance Market risk is managed and controlled through limits approved by the Risk Committee and the RMM, as well as the various businesses, and also ratified by the HSBC Group Risk Management Meeting. These limits are allocated across business lines and to the HSBC Group legal entities, including HSBC USA and HSBC Bank USA.
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

HSBC USA Inc.
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
The risks not in VaR ("RNIV") framework aims to capture and capitalize material market risks that are not adequately covered in the VaR model. Risk factors are reviewed on a regular basis and either incorporated directly in the VaR models, where possible, or quantified through the RNIV. RNIV stresses interest rate basis risk exposure and interest rate volatility skewness. RNIV risk-weighted assets make up approximately 3 percent of HUSI market risk risk-weighted assets and the contribution to total HUSI risk-weighted assets remains immaterial.
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
Market risk in 2025 U.S. equity and credit markets were resilient, driven by strong fundamental growth in the economy, increased capital investment across the technology sector and favorable FRB policies.
Trading VaR Trading VaR is generated principally from trading activities within the CIB business segment. These primarily include positions in various products across rates, foreign exchange and credit asset classes.
Trading VaR at December 31, 2025 was relatively flat as compared with December 31, 2024.
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):

HSBC USA Inc.
The following table summarizes our trading VaR:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At December 31, 2025	$3	$1	$2	$(3)	$3

Full Year 2025
Average	1	2	2	(2)	3
Maximum	3	5	3		6
Minimum	1	—	1		2

At December 31, 2024	$1	$1	$1	$(1)	$2

Full Year 2024
Average	1	1	3	(2)	3
Maximum	1	4	6		6
Minimum	—	—	1		1

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
During 2025, we experienced five loss back-testing exceptions due to significant market volatility driven by changes in United States tariff policies. During the period, market risk exposures remained within the entity's risk limits.
Stressed VaR The following table reflects our stressed VaR:

At December 31,	2025	2024
	(in millions)
Stressed VaR (1-day equivalent)	$7	$6
Stressed VaR at December 31, 2025 was relatively flat as compared with December 31, 2024.
Climate Risk Management Climate risk can materialize through physical risk, transition risk and climate-related greenwashing risk. Physical risk arises from the increased frequency and severity of weather events, such as hurricanes and floods, or chronic shifts in weather patterns. Transition risk arises from the process of transitioning to a net zero economy, including changes in government policy and legislation, technology, market demand and stakeholder expectations. Climate-related greenwashing risk is a thematic risk that arises from the act of knowingly or unknowingly making inaccurate, unclear, misleading or unsubstantiated claims regarding sustainability to our stakeholders.
Climate risk management issues and information continue to be escalated to the CRO, RMM and the Risk Committee when material. Governance around these risks continues to evolve. We have assessed climate risk across our existing risk taxonomy, and our climate risk approach is aligned to our risk management framework and Three LoD model, which sets out how we identify, assess, and manage our risks. This approach promotes that the Board of Directors and senior management understand and take action to manage key climate risks.
Our dedicated climate risk program continued to support the development of our climate risk management capabilities during 2025. Beginning in 2026, climate risk related matters are integrated into the wider risk management framework on a business-as-usual basis.

HSBC USA Inc.
Climate risk should be considered part of the broader sustainability risks that also cover risks related to wider environmental, social and governance considerations. Following a review of its sustainability risk policies, the HSBC Group published its Sustainability Risk Policies Framework in November 2025. Our network of reputational and sustainability risk professionals across the HSBC Group support the implementation of all sustainability policies. These sustainability risk managers are supported by reputational and sustainability risk professionals across the HSBC Group. The HSBC Group will continue to engage with clients, where relevant, and support them in their efforts to meet more sustainability strategies.
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
The Resilience Risk function establishes policies and provides oversight of our businesses, functions, and important business services, supported by effective and timely independent challenge. It provides guidance and stewardship about how we can prevent, adapt, and learn from resilience-related threats when something goes wrong. We view resilience risk across several risk types related to: third-party risk; technology and cybersecurity risk; payments and transaction processing; business interruption and incident risk; data risk; and facilities availability, safety and security. We continue to prioritize our efforts on material risks and areas undergoing strategic growth. We use a range of metrics, a structured risk and control assessment process, and ongoing monitoring and testing by the First and Second LoDs to identify, assess, manage, and monitor resilience risks. Resilience risk matters, including any significant issues or breaches, are escalated to and governed by the RMM and the Risk Committee.
Technology and cybersecurity risk The security of our information and technology infrastructure is crucial for maintaining our applications and processes while protecting our customers and the HSBC brand. In common with other financial institutions and multinational organizations, we face a growing threat of cyberattacks that continue to increase in sophistication. A failure of our defenses against such attacks could result in financial loss or the loss of customer data or other sensitive information which could undermine both our reputation and our ability to attract and retain our customers. As discussed above, cybersecurity risk is overseen by the Resilience Risk function, with regular reporting of cyber risks to the RMM and the Board of Directors by both the First and Second LoDs. For more information, see Item 1C, "Cybersecurity," in this Form 10-K. We continue to mature our cyber intelligence capabilities as the cyber threat landscape evolves. These intelligence monitoring capabilities increase our agility and ability to respond with increased detection and response capabilities reducing potential exposure to cyber threats. Regulation continues to develop from multiple jurisdictions and perspectives, and is at times deployed without coordination with other regulators. HSBC is engaged with peer institutions and, in conjunction with them and the Cyber Risk Institute ("CRI"), developed a CRI Profile which is recognized within the United States and globally. As part of this forum, we continue to meet with various U.S. regulators and other financial institutions to progress acceptance and utilization of the CRI Profile to address regulatory harmonization as it relates to cyber and information security. Cybersecurity will continue to be a strong focus of ongoing initiatives to strengthen the control environment and our readiness to respond in the event of an attack.
Regulatory Compliance Risk Management  Regulatory compliance risk arises from the failure to observe relevant laws, codes, rules and regulations, potentially resulting in adverse market or conduct outcomes, fines, penalties and reputational harm. Regulatory compliance risk is measured by reference to identified metrics, key risk indicators, testing of controls by the three LoDs, employee feedback, customer complaints and through regulatory feedback. Regulatory compliance risks are reported to the RMM and the Risk Committee through key metrics and other management reporting. Regulatory compliance risk is managed by establishing and communicating appropriate policies and procedures, training employees in regulatory requirements, establishing controls, and monitoring and testing controls to help ensure that the regulatory requirements are being adhered to. Proactive assessment and enhancement of controls is undertaken, when needed.
The Second LoD risk stewards provide independent, objective oversight and challenge and promote a compliance-oriented culture, supporting the businesses in delivering fair outcomes for customers, maintaining the integrity of financial markets and helping to safely achieve our strategic objectives. Any actual or potential regulatory breaches require prompt identification and escalation to the Regulatory Compliance function or other applicable risk stewards. Any major breaches, gaps, issues and emerging risks are escalated to the RMM and the Risk Committee, as appropriate.
The Regulatory Compliance function oversees the management of regulatory compliance risk for laws, codes, rules, regulations and standards that align under its scope of oversight as the Second LoD risk steward. As a Board of Directors committee, the Risk Committee oversees our compliance risk management program as well as fiduciary matters as discussed further below.
Fiduciary risk is a component of regulatory compliance risk and represents the risk of breaching fiduciary duties where we act in a fiduciary capacity as trustee, investment manager or as mandated by law or regulation. It is the risk associated with failing to offer services honestly and properly to clients in that capacity. Fiduciary risks reside in our IWPB business (for activities

HSBC USA Inc.
such as investment management, personal trust, and security operation services) and in our CIB business (for activities such as corporate trust). The Risk Committee has oversight responsibility of the management of fiduciary risk. The Risk Committee has delegated day-to-day management and oversight responsibilities to management, whose primary oversight body for management of fiduciary activity is the Fiduciary Risk Management Meeting, chaired by the Head of IWPB Compliance. The Head of IWPB Compliance reports to the Head of Regulatory Compliance.
Financial Crime Risk Management Financial crime risk management is the framework in place to identify and deter potential illegal activity from occurring by, at, or through the HSBC Group. It is embedded in our day-to-day operations and culture.
The Financial Crime function provides oversight to enable us to build on our achievements in managing financial crime risk effectively and to continue to strengthen financial crime detection, including anti-money laundering, counter terrorism and proliferation financing, sanctions and export control violations, fraud, tax evasion, and anti-bribery and corruption compliance. We use a Financial Crime Risk Management Information Dashboard, the RAS, and top and emerging risk process to monitor risk and performance indicators of financial crime, including trends and potential gaps in the management of financial crime risk that require attention. On an annual basis, we perform an enterprise-wide risk assessment of financial crime. Any major breaches, gaps, issues and emerging risks are escalated to the RMM and the Risk Committee, as appropriate.
The Financial Crime function continues to proactively identify, analyze and investigate financial crime risk and ensure proper mitigation of these risks. It embeds policies and procedures, introduces new technology solutions, and supports a culture to effectively manage financial crime risk.
Strategic Risk Management  Strategic risk may be mitigated by consideration of the potential opportunities and challenges through the strategic planning process. This risk is also a function of the compatibility of our strategic goals, the business strategies developed to achieve those goals, the resources deployed against those goals and the quality of implementation.
We have established a strong internal control structure to minimize the impact of strategic risk to our earnings and capital. All changes in strategy as well as the process in which new strategies are implemented are subject to detailed reviews and approvals at business line, functional, regional, board and HSBC levels. This process is monitored to support compliance with our policies and standards.
Reputational risk is a component of strategic risk and represents the risk arising from failure to meet stakeholder expectations as a result of any event, behavior, action or inaction, either by us, our employees, the HSBC Group or those with whom it is associated, that may cause stakeholders to form a negative view of us or the HSBC brand. Reputational risk relates to stakeholders' perceptions, whether based on fact or otherwise. Stakeholder expectations are constantly changing and thus, reputational risk is dynamic and will differ between geographies, groups and individuals. This might also result in financial or non-financial impacts, loss of confidence or other consequences. The safeguarding of our reputation is of paramount importance to our continued prosperity and is the responsibility of every member of our staff. Reputational risk can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events. Our good reputation depends upon the way in which we conduct our business, but can also be affected by the way in which customers to whom we provide financial services conduct themselves.
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
Reputational risk is considered and assessed by the HSBC Group Operating Committee, the HSBC Group, and senior management. The Risk Committee reviews, with senior management, and as appropriate, approves guidelines and policies related to the process for assessing and managing risk topics, including reputational risk. These policies, which are an integral part of the internal control systems, are communicated through manuals and statements of policy, internal communication and training. The policies form the basis for operational procedures, as well as consideration of reputational risk in areas including environmental impact, employee relations, inappropriate market conduct and breach of regulatory duty and requirements. In addition, we continue to review our internal control structure to minimize the risk of operational and financial failure and to ensure that a full appraisal of reputational risk is made before strategic decisions are taken.
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

HSBC USA Inc.
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
Loan-to-Value ("LTV") Ratio – For residential mortgage loans, the current loan balance expressed as a percentage of the current property value.
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
Residential Mortgage Loan – Closed-end loans secured by first liens on residential real estate. Depending on the type of residential mortgage, interest can either be fixed or adjustable.
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
U.S. GAAP – Accounting principles generally accepted in the United States.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the years ended December 31, 2025, 2024 and 2023 included fees of $32 million, $30 million and $25 million, respectively.

Year Ended December 31,	2025			2024			2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$28,286	$1,145	4.05%	$28,873	$1,259	4.36%	$32,152	$1,117	3.47%
Federal funds sold and securities purchased under resale agreements(1)	5,223	413	7.91	4,103	434	10.58	8,048	570	7.08
Trading securities	18,339	365	1.99	19,270	366	1.90	15,533	266	1.71
Securities	46,799	2,007	4.29	41,728	1,839	4.41	38,282	1,558	4.07
Loans:
Commercial	42,187	2,540	6.02	41,124	2,865	6.97	41,209	2,813	6.83
Consumer	22,280	970	4.35	20,223	826	4.08	18,162	645	3.55
Total loans	64,467	3,510	5.44	61,347	3,691	6.02	59,371	3,458	5.82
Other	1,522	62	4.07	1,644	78	4.74	1,922	80	4.16
Total interest earning assets	$164,636	$7,502	4.56%	$156,965	$7,667	4.88%	$155,308	$7,049	4.54%
Allowance for credit losses	(576)			(573)			(589)
Cash and due from banks	592			721			876
Other assets	8,937			8,965			10,895
Total assets	$173,589			$166,078			$166,490
Liabilities and Equity:
Domestic deposits:
Savings deposits	$45,413	$1,091	2.40%	$43,032	$1,284	2.98%	$48,686	$1,310	2.69%
Time deposits	19,643	930	4.73	21,447	1,218	5.68	17,931	1,045	5.83
Other interest bearing deposits	32,725	1,369	4.18	28,778	1,343	4.67	21,830	1,092	5.00
Foreign deposits	6,388	205	3.21	5,842	226	3.87	5,677	203	3.58
Total interest bearing deposits	104,169	3,595	3.45	99,099	4,071	4.11	94,124	3,650	3.88
Short-term borrowings:
Securities sold under repurchase agreements(1)	1,879	254	13.52	992	262	26.41	404	172	42.57
Commercial paper	4,540	221	4.87	5,759	337	5.85	5,423	298	5.50
Other short-term borrowings	1,292	33	2.55	680	24	3.53	1,094	44	4.02
Total short-term borrowings	7,711	508	6.59	7,431	623	8.38	6,921	514	7.43
Long-term debt	22,699	1,212	5.34	18,632	1,143	6.13	18,867	1,133	6.01
Total interest bearing debt	134,579	5,315	3.95	125,162	5,837	4.66	119,912	5,297	4.42
Tax liabilities and other	1,467	59	4.02	1,438	63	4.38	1,230	47	3.82
Total interest bearing liabilities	$136,046	$5,374	3.95%	$126,600	$5,900	4.66%	$121,142	$5,344	4.41%
Net interest income/Interest rate spread		$2,128	.61%		$1,767	.22%		$1,705	.13%
Noninterest bearing deposits	19,579			21,143			26,900
Other liabilities	5,746			6,362			6,379
Total equity	12,218			11,973			12,069
Total liabilities and equity	$173,589			$166,078			$166,490
Net interest margin on average earning assets			1.29%			1.13%			1.10%

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

Item 8. Financial Statements and Supplementary Data

Our 2025 Financial Statements meet the requirements of Regulation S-X. The 2025 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC USA Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of HSBC USA Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Allowance for Credit Losses for Commercial Loans and the Liability for Off-Balance Sheet Credit Exposures
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s Allowance for Credit Losses for Commercial Loans and the Liability for Off-Balance Sheet Credit Exposures are recognized based on lifetime expected credit losses and amounted to $436 million and $166 million, respectively, as of December 31, 2025. The recognition and measurement of lifetime expected credit losses for commercial loans and off-balance sheet exposures is highly complex and involves the use of significant judgment and estimation by management, including

HSBC USA Inc.
the assignment of credit ratings, the application of forward economic guidance and the determination of a management judgment allowance. In assigning the credit ratings to a particular obligor, among the risk factors considered by management are the obligor’s debt capacity and financial position, the level of earnings, the amount and sources of repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates. In addition, multiple forward-looking economic scenarios are formulated and assigned a weighting in the application of forward economic guidance to reflect assumptions about future economic conditions, supplemented by the use of management judgment, which may result in using alternative or additional economic scenarios and/or management adjustments. Lastly, the management judgment allowance reflects management's judgment of risk factors that may not be fully reflected in the lifetime expected credit loss generated by management's models.
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

/s/  PricewaterhouseCoopers LLP
New York, New York
February 25, 2026

We have served as the Company's auditor since 2015.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31,	2025	2024	2023
	(in millions)
Interest income:
Loans	$3,510	$3,691	$3,458
Securities	2,007	1,839	1,558
Trading securities	365	366	266
Short-term investments	1,558	1,693	1,687
Other	62	78	80
Total interest income	7,502	7,667	7,049
Interest expense:
Deposits	3,595	4,071	3,650
Short-term borrowings	508	623	514
Long-term debt	1,212	1,143	1,133
Other	59	63	47
Total interest expense	5,374	5,900	5,344
Net interest income	2,128	1,767	1,705
Provision for credit losses	94	50	45
Net interest income after provision for credit losses	2,034	1,717	1,660
Other revenues:
Trust and investment management fees	174	148	134
Other fees and commissions	759	738	675
Trading revenue	763	998	942
Other securities gains (losses), net	55	(124)	(243)
Servicing and other fees from HSBC affiliates	419	385	327
Gain (loss) on instruments designated at fair value and related derivatives	(55)	(38)	(42)
Other income (loss)	(31)	(77)	(141)
Total other revenues	2,084	2,030	1,652
Operating expenses:
Salaries and employee benefits	588	567	530
Support services from HSBC affiliates	1,760	1,670	1,671
Occupancy expense, net	52	68	60
Other expenses	300	395	563
Total operating expenses	2,700	2,700	2,824
Income before income tax	1,418	1,047	488
Income tax expense	317	222	95
Net income	$1,101	$825	$393

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31,	2025	2024	2023
	(in millions)
Net income	$1,101	$825	$393
Net change in unrealized gains (losses), net of tax:
Investment securities	494	2	536
Fair value option liabilities attributable to our own credit spread	(34)	(55)	(25)
Derivatives designated as cash flow hedges	(64)	208	136
Pension and post-retirement benefit plans	(3)	(1)	2
Total other comprehensive income	393	154	649
Comprehensive income	$1,494	$979	$1,042

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET

At December 31,	2025	2024
	(in millions)
Assets
Cash and due from banks	$762	$621
Interest bearing deposits with banks	23,148	22,625
Federal funds sold and securities purchased under agreements to resell	9,252	14,313
Trading assets (includes $3.5 billion and $3.6 billion pledged to creditors)	22,757	21,231
Securities available-for-sale (amortized cost of $31.7 billion and $27.2 billion, and includes $0.0 billion and $0.6 billion pledged to creditors)	30,030	24,937
Securities held-to-maturity (fair value of $18.1 billion and $17.0 billion)	18,293	17,798
Loans	59,894	62,753
Less – allowance for credit losses	442	537
Loans, net	59,452	62,216
Loans held for sale (includes $626 million and $395 million designated under fair value option)	1,925	406
Properties and equipment, net	72	73
Goodwill	458	458
Other assets	6,261	6,053
Total assets	$172,410	$170,731
Liabilities
Debt:
Domestic deposits:
Noninterest bearing	$20,066	$21,251
Interest bearing (includes $3.6 billion and $4.0 billion designated under fair value option)	95,707	96,656
Foreign deposits - interest bearing	8,324	5,443
Total deposits	124,097	123,350
Short-term borrowings	7,289	7,352
Long-term debt (includes $8.3 billion and $7.9 billion designated under fair value option)	23,026	20,717
Total debt	154,412	151,419
Trading liabilities	2,355	3,907
Interest, taxes and other liabilities	3,204	2,916
Total liabilities	159,971	158,242
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding)	—	—
Additional paid-in capital	12,701	12,727
Retained earnings	852	1,269
Accumulated other comprehensive loss	(1,379)	(1,772)
Total common equity	12,174	12,224
Total equity	12,439	12,489
Total liabilities and equity	$172,410	$170,731

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31,	2025	2024	2023
	(in millions, except share data)
Preferred stock
Balance at beginning and end of period	$265	$265	$265
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in capital
Balance at beginning of period	12,727	12,740	12,740
Gain on transfer of certain precious metals trading and financing activities to an affiliate, net of tax	—	—	8
Employee benefit plans	(26)	(13)	(8)
Balance at end of period	12,701	12,727	12,740
Retained earnings
Balance at beginning of period	1,269	560	1,683
Net income	1,101	825	393
Cash dividends declared on preferred stock	(18)	(16)	(16)
Cash dividends declared on common stock	(1,500)	(100)	(1,500)
Balance at end of period	852	1,269	560
Accumulated other comprehensive loss
Balance at beginning of period	(1,772)	(1,926)	(2,575)
Other comprehensive income, net of tax	393	154	649
Balance at end of period	(1,379)	(1,772)	(1,926)
Total common equity	12,174	12,224	11,374
Total equity	$12,439	$12,489	$11,639

Shares of preferred stock
Number of shares at beginning and end of period	265	265	265
Shares of common stock
Number of shares at beginning and end of period	714	714	714

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2025	2024	2023
	(in millions)
Cash flows from operating activities
Net income	$1,101	$825	$393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(66)	(50)	(17)
Provision for credit losses	94	50	45
Deferred income tax provision	229	126	51
Net realized losses (gains) on securities available-for-sale	(55)	124	243
Net change in other assets and liabilities	(171)	(10)	1,359
Net change in loans held for sale:
Originations and purchases of loans held for sale	(812)	(831)	(340)
Sales and collections of loans held for sale	482	643	320
Net change in trading assets and liabilities	(3,170)	1,257	297
Lower of amortized cost or fair value adjustments on loans held for sale	4	(2)	32
Loss on instruments designated at fair value and related derivatives	55	38	42
Net cash provided by (used in) operating activities	(2,309)	2,170	2,425
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	5,061	(435)	9,207
Securities available-for-sale:
Purchases of securities available-for-sale	(18,187)	(9,483)	(4,467)
Proceeds from sales of securities available-for-sale	9,794	6,453	1,642
Proceeds from paydowns and maturities of securities available-for-sale	4,430	3,674	4,988
Securities held-to-maturity:
Purchases of securities held-to-maturity	(2,197)	(4,124)	(8,592)
Proceeds from paydowns and maturities of securities held-to-maturity	1,761	1,452	880
Change in loans:
Originations, net of collections	(1,907)	(6,406)	(1,368)
Loans sold to third parties	3,862	2,847	1,806
Net cash used for acquisitions of properties and equipment	(6)	(16)	(29)
Other, net	(154)	(128)	(130)
Net cash provided by (used in) investing activities	2,457	(6,166)	3,937
Cash flows from financing activities
Net change in deposits	552	2,033	(1,941)
Debt:
Net change in short-term borrowings	(366)	(2,562)	3,969
Issuance of long-term debt	12,760	9,254	4,553
Repayment of long-term debt	(10,886)	(7,073)	(4,448)
Other decreases in capital surplus	(26)	(13)	(8)
Dividends paid	(1,518)	(116)	(1,516)
Net cash provided by financing activities	516	1,523	609
Net change in cash and due from banks and interest bearing deposits with banks	664	(2,473)	6,971
Cash and due from banks and interest bearing deposits with banks at beginning of period	23,246	25,719	18,748
Cash and due from banks and interest bearing deposits with banks at end of period	$23,910	$23,246	$25,719

Supplemental disclosure of cash flow information
Interest paid during the period	$5,437	$5,932	$5,123
Supplemental disclosure of non-cash investing activities
Transfer of loans to held for sale, net	5,142	2,729	1,820

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	85	15	Fair Value Option	118
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	85	16	Income Taxes	120
3	Trading Assets and Liabilities	96	17	Preferred Stock	122
4	Securities	97	18	Accumulated Other Comprehensive Loss	123
5	Loans	100	19	Fee Income from Contracts with Customers	124
6	Allowance for Credit Losses	107	20	Related Party Transactions	126
7	Loans Held for Sale	109	21	Business Segments	129
8	Properties and Equipment, Net	110	22	Retained Earnings and Regulatory Capital Requirements	135
9	Goodwill	110	23	Variable Interest Entities	136
10	Leases	110	24	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	137
11	Deposits	111	25	Fair Value Measurements	142
12	Short-Term Borrowings	112	26	Litigation and Regulatory Matters	152
13	Long-Term Debt	112	27	Financial Statements of HSBC USA Inc. (Parent)	156
14	Derivative Financial Instruments	113

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
Through our subsidiaries, we offer a wide range of commercial and consumer banking products and related financial services. HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"), our principal U.S. banking subsidiary, is a national banking association with wealth centers and representative offices across the United States. HSBC Bank USA is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring transactions to meet clients' needs.

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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements

HSBC USA Inc.
and accompanying notes. Actual results could differ from those estimates. Areas which we consider to be critical accounting estimates and require a high degree of judgment and complexity include allowance for credit losses, valuation of financial instruments and deferred tax asset valuation allowances.
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
Loans Loans are carried at amortized cost. Amortized cost represents the principal amount outstanding, net of unearned income, charge-offs, unamortized purchase premium or discount, and unamortized nonrefundable fees and related direct loan origination costs. The carrying amount of loans represents their amortized cost reduced by the allowance for credit losses. See under the heading "Allowance for Credit Losses" below for further discussion of our policies for establishing an allowance for credit losses on loans.
Premiums and discounts are recognized as adjustments to yield over the estimated or contractual lives of the related loans. Interest income is recorded based on the effective interest method. Accrued interest receivables for loans are reported net of any

HSBC USA Inc.
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
Nonrefundable fees related to lending activities other than direct loan origination are recognized in other revenues over the period in which the related service is provided. This includes fees associated with loan commitments, revolving credit facilities, standby letters of credit, loan syndication and other transaction-based fees. Loan syndication fees received for managing a syndication and other transaction-based fees are recognized at the point in time the transaction occurs. Fees associated with loan commitments, revolving credit facilities and standby letters of credit are recognized on a straight-line basis over the period the service is performed. In the event a loan commitment or standby letter of credit is exercised, the remaining unamortized fee is recognized as an adjustment to yield over the loan term. For additional information, as well as a full discussion of how revenue associated with all of our various fee-based activities is recognized, see Note 19, "Fee Income from Contracts with Customers."
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
Methodology We utilize a minimum of four forward-looking economic scenarios, representative of management's view of forecasted economic conditions, sufficient to calculate unbiased expected loss in most economic environments. Three of the scenarios are termed the "Consensus Economic Scenarios" which include a 'most likely outcome' (the "Central scenario") and two less likely 'outer' scenarios, referred to as the "Upside scenario" and the "Downside scenario." The fourth scenario, referred to as the "Alternative Downside scenario," is designed to consider severe downside risks with more extreme economic outcomes. Each scenario is assigned a weighting deemed appropriate for the estimation of lifetime ECL, with the majority of the weighting typically placed on the Central scenario. At management's discretion, changes may be made to the weighting assigned to the four scenarios or additional scenarios may be included in order to consider current economic conditions. See Note 6, "Allowance for Credit Losses," for further discussion. Key Central scenario assumptions as further discussed below are set using the average of forecasts of external economists, helping to ensure the scenarios are unbiased and maximize the use of independent information, except when in management's judgment these scenarios may not adequately reflect the impact of recent events and it is believed not to be representative of the current economic environment. We have determined that two years is a reasonable and supportable forecast period for the scenarios. At the end of the two-year reasonable and supportable forecast period, assumption variables revert to their 20-year average of historical values on a linear basis over a three-year reversion period.

HSBC USA Inc.
For the Central scenario, we set key assumptions such as Gross Domestic Product ("GDP") growth, inflation, unemployment, interest rates and oil price using either the average of external forecasts (commonly referred to as consensus forecasts) or market implied rates. An external provider's model, conditioned to follow the consensus forecasts for the above key assumption variables, projects the remaining variable paths required as inputs to credit models. This external provider is subject to our risk governance framework, including oversight by an internal Model Risk Management function.
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
We update our three Consensus Economic Scenarios and our Alternative Downside Scenario every quarter. See Note 6, "Allowance for Credit Losses," for further discussion summarizing the key macroeconomic variable forecasts used in our economic scenarios as well as a discussion of updates to the economic scenarios and other changes during 2025.
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
Calculation of Lifetime ECL
Commercial loans Commercial loans are monitored on a continuous basis with a formal assessment completed, at a minimum, annually. As part of this process, a credit rating is assigned and a loss given default ("LGD") is estimated and serve as the basis for establishing an allowance for these loans' expected balance at default ("EAD") based on a probability of default ("PD") estimate associated with each credit rating under our Wholesale Credit Risk Policy. In assigning the credit ratings to a particular loan, among the risk factors considered are the obligor's debt capacity and financial position, the level of earnings, the amount and sources for repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates. We utilize a consistent methodology for the application of forward economic guidance ("FEG") into the calculation of lifetime ECL by incorporating FEG into the estimation of the term structure of PD and LGD. For PDs, we consider the correlation of FEG to default rates for a particular industry. For LGDs, we consider the correlation of FEG to collateral values and realization rates for a particular industry, which is adjusted for recoveries. Our PD estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like Standard and Poor's ("S&P") ratings. PDs and LGDs are estimated for the entire term structure of the loan. Credit Risk Review, a function independent of the business, provides an on-going assessment of lending activities that includes independently assessing credit ratings and LGD estimates for sampled credits across various portfolios.
Loans with similar risk characteristics are pooled for determining lifetime ECL. When it is deemed probable based upon known facts and circumstances that full interest and principal on an individual loan will not be collected in accordance with its contractual terms, in general the loan is no longer considered part of the collective pool of homogeneous loans against which lifetime ECL are established. Instead, an allowance for credit losses is established on an individual basis ("individually assessed") based on the present value of expected future cash flows, discounted at the loan's original effective interest rate (or

HSBC USA Inc.
the post-modification effective interest rate for loans for which the original contractual terms have been modified), or the fair value of the collateral if the loan is collateral dependent. Individually assessed loans are evaluated quarterly. Generally, loans that are placed on non-accrual are removed from a collective pool and individually assessed.
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
Consumer loans For pools of homogeneous consumer loans and certain small business loans, we estimate lifetime ECL using a framework based on PD, LGD and EAD that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off based upon a forward-looking view of macroeconomic expectations that impact a lifetime ECL and historical experience. The impact of FEG on PD is modeled at the loan or segment level depending on the portfolio. Historic relationships between observed default rates and macroeconomic variables are integrated into lifetime ECL estimates by leveraging economic response models. The impact of FEG on PD is modeled over a period equal to the remaining maturity of the underlying loans. The impact on LGD is modeled for mortgage portfolios by forecasting future loan-to-value ("LTV") profiles for the remaining maturity of the loans by leveraging national forecasts of the House Price Index and applying the corresponding LGD expectation. The models consider delinquency status, loss experience and severity, and take into account where borrowers have historically filed for bankruptcy or have been subject to account management actions, such as the re-age or modification of accounts.
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

HSBC USA Inc.
in other comprehensive income. The amount of impairment recognized due to credit factors is limited to the excess of the amortized cost basis over the fair value of the security available-for-sale.
Charge-Off and Nonaccrual Policies and Practices  Our charge-off and nonaccrual policies differ by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices
Commercial Loans Real estate, including construction Business and corporate banking Other commercial	Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. For loans secured with collateral, loan balances are generally written down to the estimated fair value of the collateral less costs to sell.
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

Other Consumer Loans
Loan balances are generally charged off by the end of the month in which the account becomes six months contractually delinquent for home equity mortgages and credit cards, and four months contractually delinquent for other unsecured consumer loans.
Interest generally accrues until charge-off. For home equity mortgages, loans are generally designated as nonaccruing when contractually delinquent for more than three months.

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

HSBC USA Inc.
Loans Held for Sale  Loans are classified as held for sale when they are not expected to be held for the foreseeable future because of management's lack of intent to hold. With the exception of certain loans for which the fair value option ("FVO") has been elected and are further discussed in Note 15, "Fair Value Option," loans classified as held for sale are recorded at the lower of amortized cost or estimated fair value, which is not in excess of their carrying value at the time of designation. Consumer loans are valued on an aggregate portfolio basis while commercial loans are generally valued on an individual loan basis. Periodic adjustments to fair value are recognized in other income (loss) in the consolidated statement of income. For loans other than those classified as nonaccrual, interest income is determined by applying each loan's contractual rate to the loan's outstanding customer balance, exclusive of unearned income, deferred fees, deferred costs, premium and discount.
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

HSBC USA Inc.
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
Repossessed Collateral  Non-financial collateral acquired in satisfaction of a loan is initially recognized at the collateral's fair value less estimated costs to sell and is reported in other assets. Any subsequent declines in fair value less estimated costs to sell are recorded through a valuation allowance. Recoveries in fair value less estimated costs to sell are recognized as a reduction of the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding repossessed collateral, and any gain or loss on disposition are credited or charged to other expenses in the consolidated statement of income.
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

HSBC USA Inc.
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

HSBC USA Inc.
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
The following new accounting pronouncement was adopted during 2025:

Accounting Standards Update	Summary of Guidance	Financial Statement Impact
Improvements to Income Tax Disclosures Issued December 2023
•Eliminates, amends and adds certain disclosure requirements for income taxes.
•In particular, requires the disaggregation of certain existing disclosures, including a) the effective tax rate reconciliation to be broken out into specific categories; and b) income taxes paid and income tax expense to be broken out between federal, state and foreign.

•We elected to adopt this guidance retrospectively. While adoption of this guidance resulted in changes to existing disclosures, it did not have any impact on our financial position or results of operations.
•See Note 16, "Income Taxes," for the new disclosures required by this standard.

HSBC USA Inc.
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
•Also clarifies that the disclosures required for property, plant and equipment must also be provided for capitalized internal-use software costs.

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

HSBC USA Inc.
3.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

At December 31,	2025	2024
	(in millions)
Trading assets:
U.S. Treasury	$3,791	$3,676
U.S. Government agency issued or guaranteed	2	1
U.S. Government sponsored enterprises	1,347	1,166
Foreign bonds	914	783
Equity securities	15,141	13,844
Precious metals	196	163
Derivatives, net	1,366	1,598
Total trading assets	$22,757	$21,231
Trading liabilities:
Securities sold, not yet purchased	$1,438	$1,489
Payables for precious metals	86	70
Derivatives, net	831	2,348
Total trading liabilities	$2,355	$3,907
At December 31, 2025 and 2024, the fair value of derivatives included in trading assets is net of $1,600 million and $2,813 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At December 31, 2025 and 2024, the fair value of derivatives included in trading liabilities is net of $1,143 million and $1,291 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 14, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $155 million, $180 million and $159 million during 2025, 2024 and 2023, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
4. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

December 31, 2025	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,895	$—	$32	$(107)	$13,820
U.S. Government sponsored enterprises(1)	4,603	—	2	(808)	3,797
U.S. Government agency issued or guaranteed(1)	8,750	—	11	(752)	8,009
Asset-backed securities collateralized by:
Home equity mortgages	8	—	—	—	8
Corporate loans	179	—	—	—	179
Other	85	—	—	(9)	76
Foreign debt securities(2)	4,131	—	11	(1)	4,141
Total available-for-sale securities	$31,651	$—	$56	$(1,677)	$30,030
Securities held-to-maturity:
U.S. Treasury	$2,846	$—	$7	$(4)	$2,849
U.S. Government sponsored enterprises(1)	1,062	—	3	(47)	1,018
U.S. Government agency issued or guaranteed(1)	14,383	—	130	(245)	14,268
Obligations of U.S. states and political subdivisions	2	—	—	—	2
Total held-to-maturity securities	$18,293	$—	$140	$(296)	$18,137

December 31, 2024	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$10,250	$—	$7	$(205)	$10,052
U.S. Government sponsored enterprises(1)	5,296	—	1	(1,008)	4,289
U.S. Government agency issued or guaranteed(1)	8,044	—	5	(1,071)	6,978
Asset-backed securities collateralized by:
Home equity mortgages	11	—	—	(1)	10
Other	98	—	—	(11)	87
Foreign debt securities(2)	3,522	—	1	(2)	3,521
Total available-for-sale securities	$27,221	$—	$14	$(2,298)	$24,937
Securities held-to-maturity:
U.S. Treasury	$2,807	$—	$—	$(86)	$2,721
U.S. Government sponsored enterprises(1)	1,165	—	2	(90)	1,077
U.S. Government agency issued or guaranteed(1)	13,824	—	6	(601)	13,229
Obligations of U.S. states and political subdivisions	2	—	—	—	2
Total held-to-maturity securities	$17,798	$—	$8	$(777)	$17,029

(1)U.S. Government sponsored and U.S. Government agency securities primarily represent mortgage-backed securities, including collateralized mortgage obligations.
(2)Foreign debt securities primarily represent public sector entity/bank and government debt.
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

HSBC USA Inc.
In determining whether a credit loss exists, we consider a series of factors which include:
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
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type classified as to the length of time the losses have existed:

	One Year or Less		Greater Than One Year
	Gross Unrealized Losses	Aggregate Fair Value of Investment	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
At December 31, 2025
U.S. Treasury	$—	$—	$(107)	$3,419
U.S. Government sponsored enterprises	—	—	(808)	3,592
U.S. Government agency issued or guaranteed	—	50	(752)	6,313
Asset-backed securities	—	129	(9)	85
Foreign debt securities	(1)	1,541	—	—
Securities available-for-sale	$(1)	$1,720	$(1,676)	$13,409
At December 31, 2024
U.S. Treasury	$(15)	$3,402	$(190)	$4,055
U.S. Government sponsored enterprises	—	—	(1,008)	3,871
U.S. Government agency issued or guaranteed	(28)	526	(1,043)	6,311
Asset-backed securities	—	—	(12)	97
Foreign debt securities	(2)	2,534	—	50
Securities available-for-sale	$(45)	$6,462	$(2,253)	$14,384
Gross unrealized losses decreased as compared with December 31, 2024 primarily due to decreasing yields on U.S. Government agency and U.S. Government sponsored securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At December 31, 2025, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
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
At both December 31, 2025 and 2024, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize S&P as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade

HSBC USA Inc.
includes securities with credit ratings of at least BBB- or above. At both December 31, 2025 and 2024, all of our securities held-to-maturity were investment grade.
Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	2025	2024	2023
	(in millions)
Gross realized gains	$58	$29	$3
Gross realized losses	(3)	(153)	(246)
Net realized gains (losses)	$55	$(124)	$(243)
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
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2025 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at December 31, 2025, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2025.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$249	.86%	$10,792	3.64%	$498	4.19%	$2,356	3.01%
U.S. Government sponsored enterprises	33	1.77	313	1.70	1	2.93	4,256	1.80
U.S. Government agency issued or guaranteed	—	—	—	—	1	6.28	8,749	3.29
Asset-backed securities	—	—	39	4.39	46	3.92	187	4.90
Foreign debt securities	1,755	1.09	1,807	4.02	569	4.11	—	—
Total amortized cost	$2,037	1.08%	$12,951	3.65%	$1,115	4.14%	$15,548	2.86%
Total fair value	$2,036		$12,962		$1,116		$13,916
Held-to-maturity:
U.S. Treasury	$—	—%	$2,600	3.67%	$246	3.67%	$—	—%
U.S. Government sponsored enterprises	—	—	189	2.89	569	3.68	304	2.89
U.S. Government agency issued or guaranteed	—	—	—	—	9	5.54	14,374	4.70
Obligations of U.S. states and political subdivisions	—	—	2	3.43	—	—	—	—
Total amortized cost	$—	—%	$2,791	3.61%	$824	3.70%	$14,678	4.66%
Total fair value	$—		$2,795		$799		$14,543

HSBC USA Inc.
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

At December 31,	2025	2024
	(in millions)
Equity securities carried at fair value	$243	$250
Equity securities without readily determinable fair values	17	15
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During 2025, 2024 and 2023, impairment losses on equity securities without readily determinable fair values were immaterial.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $437 million, respectively, at December 31, 2025 and $95 million and $438 million, respectively, at December 31, 2024. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

5. Loans

In connection with changes to our business segments as discussed further in Note 21, "Business Segments," in 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation. All tables below have been recasted to reflect this reclassification, as applicable.
Loans consisted of the following:

At December 31,	2025	2024
	(in millions)
Commercial loans:
Real estate, including construction	$4,662	$6,612
Business and corporate banking	25,082	25,426
Other commercial:
Affiliates(1)	6,035	5,449
Other	3,565	3,564
Total other commercial	9,600	9,013
Total commercial	39,344	41,051
Consumer loans:
Residential mortgages	19,789	21,035
Other consumer	761	667
Total consumer	20,550	21,702
Total loans	$59,894	$62,753

(1)See Note 20, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5 percent of total equity at either December 31, 2025 or 2024.
At both December 31, 2025 and 2024, net deferred origination costs and net unamortized discounts on our loans were immaterial.

HSBC USA Inc.
Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At December 31, 2025
Commercial loans:
Real estate, including construction	$—	$106	$106	$4,556	$4,662
Business and corporate banking	239	15	254	24,828	25,082
Other commercial	41	—	41	9,559	9,600
Total commercial	280	121	401	38,943	39,344
Consumer loans:
Residential mortgages	178	100	278	19,511	19,789
Other consumer	6	8	14	747	761
Total consumer	184	108	292	20,258	20,550
Total loans	$464	$229	$693	$59,201	$59,894
At December 31, 2024
Commercial loans:
Real estate, including construction	$4	$19	$23	$6,589	$6,612
Business and corporate banking	63	182	245	25,181	25,426
Other commercial	31	—	31	8,982	9,013
Total commercial	98	201	299	40,752	41,051
Consumer loans:
Residential mortgages	174	105	279	20,756	21,035
Other consumer	6	7	13	654	667
Total consumer	180	112	292	21,410	21,702
Total loans	$278	$313	$591	$62,162	$62,753

(1)Loans less than 30 days past due are presented as current.
Contractual Maturities  Contractual maturities of loans outstanding at December 31, 2025 were as follows:

	2026	2027 - 2030	2031 - 2040	Thereafter	Total
	(in billions)
Commercial loans:
Real estate, including construction	$2.3	$2.3	$.1	$—	$4.7
Business and corporate banking	12.6	12.1	.4	—	25.1
Other commercial	4.8	4.6	.2	—	9.6
Consumer loans:
Residential mortgages	.3	.2	.5	18.7	19.7
Other consumer	.2	.6	—	—	.8
Total	$20.2	$19.8	$1.2	$18.7	$59.9
As a substantial portion of consumer loans, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections.

HSBC USA Inc.
The following table summarizes loans outstanding at December 31, 2025 due after one year by repricing characteristic:

December 31, 2025	Receivables at Predetermined Interest Rates	Receivables at Floating or Adjustable Rates	Total Loans Due After One Year
	(in billions)
Commercial loans:
Real estate, including construction	$.1	$2.3	$2.4
Business and corporate banking	.5	12.0	12.5
Other commercial	.2	4.6	4.8
Consumer loans:
Residential mortgages	5.1	14.3	19.4
Other consumer	—	.6	.6
Total	$5.9	$33.8	$39.7
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At December 31, 2025
Commercial loans:
Real estate, including construction	$257	$—	$2
Business and corporate banking	273	—	46
Other commercial	3	—	2
Total commercial	533	—	50
Consumer loans:
Residential mortgages(1)	206	—	67
Other consumer	9	4	6
Total consumer	215	4	73
Total nonperforming loans	$748	$4	$123
At December 31, 2024
Commercial loans:
Real estate, including construction	$261	$—	$21
Business and corporate banking	280	147	33
Total commercial	541	147	54
Consumer loans:
Residential mortgages(1)	173	—	80
Other consumer	6	4	5
Total consumer	179	4	85
Total nonperforming loans	$720	$151	$139

(1)At December 31, 2025 and 2024, includes $99 million and $106 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
Interest income that was recorded on nonaccrual loans and included in interest income was immaterial during the years ended December 31, 2025, 2024 and 2023.

HSBC USA Inc.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At December 31, 2025 and 2024, we had collateral-dependent residential mortgage loans totaling $256 million and $282 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At December 31, 2025 and 2024, we had collateral-dependent commercial loans totaling $513 million and $524 million, respectively.
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
Loan payment modifications made to consumer borrowers experiencing financial difficulty were immaterial during 2025, 2024 and 2023.
The following table presents information about loan payment modifications made to commercial borrowers experiencing financial difficulty by type of modification, including the period-end carrying value and as a percentage of total loans:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Year Ended December 31, 2025
Commercial loans:
Real estate, including construction	$18	$—	$77	$—	$95	2.0%
Business and corporate banking	77	—	161	20	258	1.0
Total commercial	$95	$—	$238	$20	$353	.9

HSBC USA Inc.

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Year Ended December 31, 2024
Commercial loans:
Real estate, including construction	$—	$32	$43	$157	$232	3.5%
Business and corporate banking	—	—	198	8	206	.8
Total commercial	$—	$32	$241	$165	$438	1.1

Year Ended December 31, 2023
Commercial loans:
Real estate, including construction	$—	$—	$168	$—	$168	2.4%
Business and corporate banking	21	—	240	187	448	1.7
Total commercial	$21	$—	$408	$187	$616	1.5

(1)Represents loans with more than one type of payment modification during the period.
At December 31, 2025 and 2024, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the respective year-to-date periods totaled $116 million and $25 million, respectively.
The following table summarizes the financial effect of loan payment modifications made to commercial borrowers experiencing financial difficulty by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Year Ended December 31, 2025
Commercial loans:
Real estate, including construction	1.1%	$—	0.3
Business and corporate banking	.5	—	1.3

Year Ended December 31, 2024
Commercial loans:
Real estate, including construction	5.6%	$—	3.1
Business and corporate banking	.3	—	1.6

Year Ended December 31, 2023
Commercial loans:
Real estate, including construction	—%	$—	0.3
Business and corporate banking	.5	2	1.5
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
Loans to commercial borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent totaled $14 million, $30 million and $166 million during 2025, 2024 and 2023, respectively.

HSBC USA Inc.
The following table presents the past due status of loans to commercial borrowers experiencing financial difficulty with a payment modification during the previous 12 months:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At December 31, 2025
Commercial loans:
Real estate, including construction	$—	$18	$77	$95
Business and corporate banking	—	9	249	258
Total commercial	$—	$27	$326	$353
At December 31, 2024
Commercial loans:
Real estate, including construction	$—	$—	$232	$232
Business and corporate banking	—	29	177	206
Total commercial	$—	$29	$409	$438

(1)Loans less than 30 days past due are presented as current.
Commercial Loan Credit Quality Indicator and Gross Charge-offs by Year of Origination
Criticized The primary credit quality indicator utilized to monitor our commercial loan portfolio is our internal classification of pass rated or criticized, which is determined by the assignment of various facility risk ratings based on the risk rating standards of our regulators. The criticized classification includes loans that are rated special mention, substandard or doubtful, which have an elevated level of risk.
The following table summarizes the criticized status of our commercial loans, including a disaggregation of the loans by year of origination:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2025
	(in millions)
Real estate, including construction:
Pass rated	$994	$1,128	$751	$693	$109	$381	$—	$—	$4,056
Criticized	—	3	—	120	—	483	—	—	606
Total real estate, including construction	994	1,131	751	813	109	864	—	—	4,662
Business and corporate banking:
Pass rated	3,642	2,386	990	1,059	723	4,784	8,316	1,040	22,940
Criticized	326	607	183	162	75	307	471	11	2,142
Total business and corporate banking	3,968	2,993	1,173	1,221	798	5,091	8,787	1,051	25,082
Other commercial:
Pass rated	484	319	87	319	338	1,192	6,861	—	9,600
Total other commercial	484	319	87	319	338	1,192	6,861	—	9,600
Total commercial	$5,446	$4,443	$2,011	$2,353	$1,245	$7,147	$15,648	$1,051	$39,344

HSBC USA Inc.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2024
	(in millions)
Real estate, including construction:
Pass rated	$1,035	$946	$941	$850	$262	$1,700	$8	$3	$5,745
Criticized	—	—	168	32	—	639	28	—	867
Total real estate, including construction	1,035	946	1,109	882	262	2,339	36	3	6,612
Business and corporate banking:
Pass rated	1,988	2,437	1,552	1,916	273	7,163	7,581	272	23,182
Criticized	336	348	170	70	3	566	728	23	2,244
Total business and corporate banking	2,324	2,785	1,722	1,986	276	7,729	8,309	295	25,426
Other commercial:
Pass rated	493	90	281	136	504	1,565	5,944	—	9,013
Total other commercial	493	90	281	136	504	1,565	5,944	—	9,013
Total commercial	$3,852	$3,821	$3,112	$3,004	$1,042	$11,633	$14,289	$298	$41,051
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Year Ended December 31, 2025
Real estate, including construction	$—	$—	$—	$—	$4	$60	$—	$—	$64
Business and corporate banking	3	23	30	—	19	17	12	—	104
Total commercial	$3	$23	$30	$—	$23	$77	$12	$—	$168

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Year Ended December 31, 2024
Real estate, including construction	$—	$—	$—	$—	$—	$17	$—	$—	$17
Business and corporate banking	4	—	—	32	—	24	1	—	61
Total commercial	$4	$—	$—	$32	$—	$41	$1	$—	$78

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Year Ended December 31, 2023
Business and corporate banking	$—	$—	$17	$—	$—	$11	$20	$—	$48
Total commercial	$—	$—	$17	$—	$—	$11	$20	$—	$48

HSBC USA Inc.
Consumer Loan Credit Quality Indicator and Gross Charge-offs by Year of Origination
Delinquency  The primary credit quality indicator utilized to monitor our consumer loan portfolio is delinquency. At both December 31, 2025 and 2024, delinquency for other consumer loans was immaterial.
The following table summarizes dollars of two-months-and-over contractual delinquency for our residential mortgage loan portfolio, including a disaggregation of the loans by year of origination:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total at Dec. 31, 2025
	(in millions)
Residential mortgages:
Current - 59 days past due	$3,203	$2,575	$1,378	$2,100	$3,673	$6,723	$—	$19,652
60 days or more past due(1)(2)	—	3	9	10	—	115	—	137
Total residential mortgages	$3,203	$2,578	$1,387	$2,110	$3,673	$6,838	$—	$19,789

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total at Dec. 31, 2024
	(in millions)
Residential mortgages:
Current - 59 days past due	$4,236	$2,314	$2,614	$3,930	$2,599	$5,208	$—	$20,901
60 days or more past due(1)(2)	1	5	11	2	12	103	—	134
Total residential mortgages	$4,237	$2,319	$2,625	$3,932	$2,611	$5,311	$—	$21,035

(1)At December 31, 2025 and 2024, includes $57 million and $67 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At December 31, 2025 and 2024, includes $30 million and $32 million, respectively, of residential mortgage loans that were in the process of foreclosure.
Gross Charge-offs  Gross charge-off dollars in our consumer loan portfolio were immaterial during 2025, 2024 and 2023.
6.    Allowance for Credit Losses

Economic Scenarios at December 31, 2025 and Other Changes During the Year Ended December 31, 2025 During 2025, economic uncertainty increased due to the potential impacts of new trade and other economic policies in the United States, including tariffs, along with the ongoing uncertainty associated with interest rates and inflation. We updated our Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at December 31, 2025. Each of the four scenarios were assigned weightings with the majority of the weighting placed on the Central scenario, lower equal weights placed on the Upside and Downside scenarios, and the lowest weighting placed on the Alternative Downside scenario. This weighting was deemed appropriate for the estimation of lifetime ECL under current conditions. The following discussion summarizes the scenarios at December 31, 2025. The economic assumptions described in this section have been formed specifically for the purpose of calculating lifetime ECL.
The Central scenario assumes moderate economic growth in 2026 and 2027. As job gains slow and the unemployment rate edges up, the FRB moves forward with additional rate cuts in the near term despite elevated inflation. The downside scenarios encompass more adverse economic outcomes, ranging from a cyclical downturn to severe recessionary conditions, with tighter financial conditions and deteriorating labor market outcomes relative to the Central scenario.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL:

	For the Quarter Ended
	June 30, 2026	December 31, 2026
Unemployment rate (quarterly average):
Forecast at December 31, 2025	4.4%	4.4%
Forecast at December 31, 2024	4.3	4.3
GDP growth rate (year-over-year):
Forecast at December 31, 2025	1.7	1.9
Forecast at December 31, 2024	1.6	1.6
In addition to the updates to the economic scenarios, during 2025, we increased our commercial allowance for credit losses associated with individually assessed loans primarily due to downgrades, including the downgrade of a large commercial real

HSBC USA Inc.
estate loan, partly offset by charge-offs. During 2025, we also decreased the management judgment allowance on our commercial loan portfolio for risk factors associated with higher risk exposures that are not fully captured in the models reflecting a reduction in exposures.
While we believe that the assumptions used in our credit loss models are reasonable and within the parameters for which the models have been built and calibrated to operate, inflation, interest rate levels, and new trade and other economic policies in the United States, including tariffs, may adversely impact certain clients, which may not be fully captured by the models. As a result, adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure an appropriate lifetime ECL estimate.
The impacts of new trade and other economic policies in the United States, including tariffs, along with interest rates and inflation will continue to evolve and impact our allowance for credit losses in future periods, the extent of which remains uncertain. We will continue to monitor these situations closely and adapt our approach as necessary to reflect management's current view of forecasted economic conditions.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures See Note 4, "Securities," for information regarding the allowance for credit losses associated with our security portfolios. The following table summarizes the changes in the allowance for credit losses on loans by product or line of business:

	Commercial Loans			Consumer Loans
	Real Estate, including Construction	Business and Corporate Banking(1)	Other Comm'l	Residential Mortgages	Other Consumer	Total Loans
	(in millions)
Year Ended December 31, 2025
Allowance for credit losses – beginning of period	$144	$381	$1	$(12)	$23	$537
Provision charged (credited) to income	38	34	—	(4)	(1)	67
Charge-offs	(64)	(104)	—	(1)	(8)	(177)
Recoveries	2	4	—	5	4	15
Net (charge-offs) recoveries	(62)	(100)	—	4	(4)	(162)
Allowance for credit losses – end of period	$120	$315	$1	$(12)	$18	$442

Year Ended December 31, 2024
Allowance for credit losses – beginning of period	$144	$429	$1	$(9)	$26	$591
Provision charged (credited) to income	17	11	—	(7)	1	22
Charge-offs	(17)	(61)	—	—	(9)	(87)
Recoveries	—	2	—	4	5	11
Net (charge-offs) recoveries	(17)	(59)	—	4	(4)	(76)
Allowance for credit losses – end of period	$144	$381	$1	$(12)	$23	$537

Year Ended December 31, 2023
Allowance for credit losses – beginning of period	$200	$350	$1	$11	$22	$584
Provision charged (credited) to income	(56)	118	—	(19)	8	51
Charge-offs	—	(48)	—	(4)	(10)	(62)
Recoveries	—	9	—	3	6	18
Net (charge-offs) recoveries	—	(39)	—	(1)	(4)	(44)
Allowance for credit losses – end of period	$144	$429	$1	$(9)	$26	$591

(1)In connection with changes to our business segments as discussed further in Note 21, "Business Segments," in 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
The following table summarizes the changes in the liability for off-balance sheet credit exposures:

Year Ended December 31,	2025	2024	2023
	(in millions)
Balance at beginning of period	$139	$111	$117
Provision charged (credited) to income	27	28	(6)
Balance at end of period	$166	$139	$111

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

At December 31,	2025	2024
	(in millions)
Accrued interest receivables:
Loans	$222	$249
Securities held-to-maturity	70	67
Other financial assets measured at amortized cost	26	25
Securities available-for-sale	169	117
Total accrued interest receivables	487	458
Allowance for credit losses	—	—
Accrued interest receivables, net	$487	$458
During 2025, 2024 and 2023, charged-off accrued interest receivables were immaterial.

7. Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2025	2024
	(in millions)
Commercial loans:
Real estate, including construction	$1,252	$79
Business and corporate banking(1)	671	327
Total commercial	1,923	406
Consumer loans:
Residential mortgages	2	—
Total consumer	2	—
Total loans held for sale	$1,925	$406

(1)In connection with changes to our business segments as discussed further in Note 21, "Business Segments," in 2025, we changed our presentation for what was previously reported as global banking to include such activity within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
Commercial Loans During the fourth quarter of 2025, we transferred a portfolio of commercial real estate loans to held for sale with a carrying value of $1.3 billion. The lower of amortized cost or fair value adjustment recorded upon transferring these loans to held for sale was immaterial.
Also included in commercial loans held for sale are certain other loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $45 million and $11 million at December 31, 2025 and 2024, respectively. During 2025, 2024 and 2023, lower of amortized cost or fair value adjustments on these commercial loans held for sale were immaterial.
Commercial loans held for sale also includes certain loans that we have elected to designate under FVO which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell. The fair value of these loans totaled $626 million and $395 million at December 31, 2025 and 2024, respectively. See Note 15, "Fair Value Option," for additional information.
Consumer Loans Residential mortgage loans held for sale comprise agency-eligible conforming residential mortgage loans which are originated and held for sale to third parties, currently on a servicing retained basis. Gains and losses from the sale of these residential mortgage loans are reflected as a component of other income (loss) in the consolidated statement of income.
In addition, during the fourth quarter of 2025, we sold a portfolio of residential mortgage loans to a third-party with a carrying value of $2.0 billion at the time of sale and recognized an immaterial loss on sale.

HSBC USA Inc.
Valuation Allowances Excluding the loans designated under FVO discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on loans held for sale was immaterial at both December 31, 2025 and 2024.

8. Properties and Equipment, Net

Properties and equipment, net is summarized in the following table:

At December 31,	2025	2024
	(in millions)
Properties, equipment and leasehold improvements	$101	$91
Accumulated depreciation and amortization	(29)	(18)
Properties and equipment, net	$72	$73
Depreciation and amortization expense was immaterial in 2025, 2024 and 2023.

9. Goodwill

Goodwill was $458 million at both December 31, 2025 and 2024. During the fourth quarter of 2025, we completed our annual impairment test of goodwill and determined that the fair value of our Corporate and Institutional Banking business segment significantly exceeded its carrying value, including goodwill. See Note 21, "Business Segments," for further discussion of Corporate and Institutional Banking, which was created in 2025.

10. Leases

We have entered into operating leases for premises and equipment. The following table summarizes the components of total operating lease costs, net and provides supplemental cash flow information related to leases:

Year Ended December 31,	2025	2024	2023
	(in millions)
Operating lease cost	$64	$66	$42
Variable lease cost	27	27	25
Sublease income(1)	(48)	(50)	(33)
Total operating lease costs, net	$43	$43	$34

Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$50	$70	$71
ROU assets recognized for new operating lease liabilities	1	65	337

(1)We have entered into agreements to sublease certain office space, including agreements to receive rental income from our affiliates. As lessee of the properties, we have entered into agreements with these affiliates to charge them rent based on the office space utilized by their employees during the period. See Note 20, "Related Party Transactions," for further disclosure.
The following table presents information about our operating lease ROU assets and liabilities:

At December 31,	2025	2024
	(dollars are in millions)
Operating lease ROU assets(1)	$481	$521
Operating lease liabilities	487	516
Weighted-average remaining lease term	18.3 years	18.2 years
Weighted-average discount rate	5.5%	5.4%

(1)Reported inclusive of prepaid construction costs, net of level lease adjustments and accumulated impairment losses.

HSBC USA Inc.
The following table presents a maturity analysis of our operating lease liabilities at December 31, 2025:

Year Ending December 31,
(in millions)
2026	$44
2027	46
2028	45
2029	42
2030	39
Thereafter	563
Total future operating lease payments	779
Less - imputed interest	(292)
Total operating lease liabilities	$487
At December 31, 2025, additional operating leases for premises that have not yet commenced and are not reflected in the table above were not material.

11. Deposits

Total deposits were $124,097 million and $123,350 million at December 31, 2025 and 2024, respectively, of which $3,570 million and $3,956 million, respectively, were carried at fair value. See Note 15, "Fair Value Option," for further details.
The following table presents the aggregate amount of time deposit accounts in denominations exceeding $250,000:

At December 31,	2025	2024
	(in billions)
Domestic deposits	$9.8	$14.0
Foreign deposits	1.1	.3
Total	$10.9	$14.3
The scheduled maturities of all time deposits at December 31, 2025 are summarized in the following table:

	Domestic Deposits	Foreign Deposits	Total
	(in billions)
2026	$12.7	$1.1	$13.8
2027	.9	—	.9
2028	1.3	—	1.3
2029	.9	—	.9
2030	.4	—	.4
Thereafter	—	—	—
	$16.2	$1.1	$17.3
Overdraft deposits, which are classified as loans, were immaterial at December 31, 2025 and $0.5 billion at December 31, 2024.
Federal Deposit Insurance Corporation ("FDIC") assessment fees, which are recorded as a component of other expenses in the consolidated statement of income, totaled $37 million, $107 million and $322 million in 2025, 2024 and 2023, respectively.
In November 2023, the FDIC issued a final rule that imposes a special assessment on certain FDIC-insured banks, including HSBC Bank USA, to recover the loss to the Deposit Insurance Fund ("DIF") arising from the protection of uninsured depositors following a determination of systemic risk in connection with the failures of Silicon Valley Bank and Signature Bank. This resulted in additional deposit insurance assessment fees of $243 million being accrued in 2023. Because the estimated loss to the DIF will be periodically adjusted as actual losses are incurred, the FDIC retains the ability to extend the special assessment collection period or impose a final shortfall special assessment after the receiverships for the two banks are terminated. In 2024, the FDIC informed banks who are required to fund the shortfall in the DIF that the estimated loss had increased and it projected that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period at a rate that reflects estimated changes in the special assessment. In 2025, the FDIC informed banks that the estimated loss had decreased and it currently projects that the special assessment will be collected through the initial eight-quarter collection period

HSBC USA Inc.
and no additional collection periods will be necessary. As a result, in 2024, we accrued $31 million of additional deposit insurance special assessment fees, while in 2025 we decreased our accrual by $31 million.

12.    Short-Term Borrowings

Short-term borrowings consisted of the following:

	At December 31,
	2025	Rate	2024	Rate
	(dollars are in millions)
Federal funds purchased (day to day)	$725	3.84%	$—	—%
Securities sold under repurchase agreements	1,311	*	1,149	*
Commercial paper	4,058	4.45	5,660	5.40
Other	1,195		543
Total short-term borrowings	$7,289		$7,352

*The rate on securities sold under repurchase agreements is not meaningful as the denominator used in the calculation reflects the net amount presented in the balance sheet.

13. Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates and maturity dates in effect at December 31, 2025 are shown in the below table.

				At December 31,
	Maturity Date Range	Interest Rate Range	Interest Rate Weighted Average	2025	2024
				(in millions)
Issued or acquired by HSBC USA:
Senior debt:
Fixed-rate notes	2026 - 2035	2.13% - 5.49%	4.53%	$10,462	$10,374
Floating-rate notes	2027 - 2030	4.47 - 4.74	4.63	2,349	499
Structured notes	2026 - 2045	3.69 - 5.84	4.25	6,914	6,591
Total senior debt				19,725	17,464
Subordinated fixed-rate notes	2097	7.20	7.20	224	223
Mark-to-market adjustment on FVO debt				327	129
Total issued or acquired by HSBC USA				20,276	17,816
Issued by HSBC Bank USA and its subsidiaries:
Senior debt:
Fixed-rate notes	2027	3.04	3.04	51	107
Floating-rate notes	2040	3.79	3.79	25	25
Structured notes	2028	3.95	3.95	179	297
FHLB advances - floating-rate	2036	4.01	4.01	1,000	1,000
Total senior debt				1,255	1,429
Subordinated fixed-rate notes	2034 - 2039	5.63 - 7.00	6.36	1,440	1,441
Mark-to-market adjustment on FVO debt				55	31
Total issued by HSBC Bank USA and its subsidiaries				2,750	2,901
Total long-term debt				$23,026	$20,717
At December 31, 2025 and 2024, we had structured notes totaling $7,435 million and $7,044 million, respectively, and subordinated and other fixed-rate debt totaling $831 million and $851 million, respectively, which were carried at fair value. See Note 15, "Fair Value Option," for further details.

HSBC USA Inc.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. Based upon the amounts pledged as collateral under these facilities, we had additional borrowing capacity of up to $37.1 billion at December 31, 2025.
Maturities of long-term debt at December 31, 2025 were as follows:

(in billions)
2026	$2.5
2027	3.5
2028	6.0
2029	1.7
2030	3.4
Thereafter	5.9
Total	$23.0

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
The substantial majority of our derivative assets and liabilities relate to bilateral over-the-counter ("OTC") derivatives, which include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing counterparty. The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements. OTC-cleared derivatives are executed bilaterally in the OTC market but are then novated to a central clearing counterparty, whereby the central clearing counterparty becomes the counterparty to each of the original counterparties. Credit risk for OTC-cleared derivatives is minimized through daily margining requirements. In addition,
OTC-cleared derivatives are settled daily, which reduces their fair value on the consolidated balance sheet. Exchange traded derivatives are executed directly on an organized exchange and represented less than 1 percent of our total derivative assets and liabilities.

HSBC USA Inc.

	December 31, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as hedges:(1)
Interest rate contracts	$24	$13	$25	$9
Foreign exchange contracts	129	—	99	—
Total derivatives accounted for as hedges	153	13	124	9
Trading derivatives not accounted for as hedges:(2)
Interest rate contracts	761	430	1,097	626
Foreign exchange contracts	9,452	8,924	16,292	16,241
Equity contracts	525	567	576	634
Precious metals contracts	1,883	2,050	1,220	1,092
Credit contracts	119	59	246	105
Other non-qualifying derivatives not accounted for as hedges:(1)
Interest rate contracts	1	73	—	97
Equity contracts	734	68	440	189
Credit contracts	18	158	25	94
Other contracts(3)	4	17	5	31
Total derivatives	13,650	12,359	20,025	19,118
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	10,198	10,198	15,345	15,345
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	1,911	1,143	2,925	1,291
Net amounts of derivative assets / liabilities presented in the balance sheet	1,541	1,018	1,755	2,482
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	255	10	265	268
Net amounts of derivative assets / liabilities	$1,286	$1,008	$1,490	$2,214

(1)Derivative assets / liabilities related to cash flow hedges, fair value hedges and derivative instruments held for purposes other than for trading are recorded in other assets / interest, taxes and other liabilities on the consolidated balance sheet.
(2)Trading related derivative assets / liabilities are recorded in trading assets / trading liabilities on the consolidated balance sheet.
(3)Consists of swap agreements entered into in conjunction with the sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares").
(4)Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.
(5)Represents the netting of cash collateral posted and received by counterparty under enforceable netting agreements.
(6)Netting is performed at a counterparty level in cases where enforceable master netting agreements are in place, regardless of the type of derivative instrument. Therefore, we have not allocated netting to the different types of derivative instruments shown in the table above.
See Note 24, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further information on offsetting related to resale and repurchase agreements.
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

HSBC USA Inc.
as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is discontinued and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item.
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At December 31, 2025
Securities available-for-sale ("AFS")	$15,902	$(966)	$(204)	$(1,170)
Deposits	1,497	(8)	6	(2)
Long-term debt	8,825	(74)	—	(74)
At December 31, 2024
Securities AFS	11,685	(1,283)	(232)	(1,515)
Deposits	1,476	(61)	37	(24)
Long-term debt	8,236	(295)	31	(264)

(1)The carrying amount of securities AFS represents the amortized cost basis.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Year Ended December 31, 2025
Interest rate contracts / Securities AFS	Net interest income	$(82)	$900
Interest rate contracts / Deposits	Net interest income	27	(119)
Interest rate contracts / Long-term debt	Net interest income	88	(622)
Total		$33	$159

Year Ended December 31, 2024
Interest rate contracts / Securities AFS	Net interest income	$654	$73
Interest rate contracts / Deposits	Net interest income	2	(110)
Interest rate contracts / Long-term debt	Net interest income	(143)	(441)
Total		$513	$(478)

Year Ended December 31, 2023
Interest rate contracts / Securities AFS	Net interest income	$348	$386
Interest rate contracts / Deposits	Net interest income	(22)	(113)
Interest rate contracts / Long-term debt	Net interest income	(15)	(461)
Total		$311	$(188)
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

HSBC USA Inc.
At December 31, 2025, active cash flow hedge relationships extend or mature through July 2036. During 2025, $61 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $51 million and $174 million during 2024 and 2023, respectively. During the next twelve months, we expect to amortize $60 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives			Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2025	2024	2023		2025	2024	2023
	(in millions)
Year Ended December 31,
Foreign exchange contracts	$—	$2	$1	Net interest income	$—	$—	$—
Interest rate contracts	(146)	224	4	Net interest income	(61)	(51)	(174)
Total	$(146)	$226	$5		$(61)	$(51)	$(174)
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
Our non-qualifying hedging and other activities include:
•Derivative contracts related to the fixed-rate long-term debt issuances and hybrid instruments, including structured notes and deposits, for which we have elected FVO accounting. These derivative contracts are non-qualifying hedges but are considered economic hedges.
•Credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss).
•Swap agreements entered into in conjunction with the sales of Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled. See Note 24, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for additional information.
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2025	2024	2023
		(in millions)
Interest rate contracts	Trading revenue	$(225)	$253	$(111)
Foreign exchange contracts	Trading revenue	538	240	316
Equity contracts	Trading revenue	(1,301)	(2,193)	(1,760)
Precious metals contracts	Trading revenue	(37)	(10)	223
Credit contracts	Trading revenue	(57)	173	30
Total		$(1,082)	$(1,537)	$(1,302)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2025	2024	2023
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$26	$(99)	$(11)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	825	272	942
Equity contracts	Other income (loss)	(2)	4	—
Credit contracts	Other income (loss)	(27)	(52)	(61)
Other contracts(1)	Other income (loss)	(22)	(35)	(44)
Total		$800	$90	$826

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at December 31, 2025 was $58 million, for which we had posted collateral of $25 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2024 was $401 million, for which we had posted collateral of $153 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 24, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$13

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

At December 31,	2025	2024
	(in billions)
Interest rate:
Swaps, futures and forwards	$137.2	$121.3
Options written	.1	1.2
Options purchased	—	1.2
Total interest rate	137.3	123.7
Foreign exchange:
Swaps, futures and forwards	1,113.2	1,026.0
Options written	23.8	29.7
Options purchased	23.8	29.9
Spot	34.4	32.6
Total foreign exchange	1,195.2	1,118.2
Commodities, equities and precious metals:
Swaps, futures and forwards	35.8	33.5
Options written	1.7	1.5
Options purchased	10.9	9.9
Total commodities, equities and precious metals	48.4	44.9
Credit derivatives	22.5	19.2
Other contracts(1)	1.8	1.7
Total	$1,405.2	$1,307.7

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

15. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB"). We typically have elected to apply FVO accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain fixed-rate long-term debt issuances, all of our hybrid instruments, including structured notes and deposits, and certain client share repurchase transactions. Excluding the fair value movement on FVO liabilities attributable to our own credit spread, which is recorded in other comprehensive income, changes in the fair value of FVO assets and liabilities as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives are reported in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income. See Note 25, "Fair Value Measurements," for discussion of the valuation techniques used for assets and liabilities designated under FVO.
Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans and related unfunded commitments which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps or intend to sell and include these loans as loans held for sale in the consolidated balance sheet. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for FVO are floating-rate loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At December 31, 2025 and 2024, no loans for which FVO has been elected were 90 days or more past due or in nonaccrual status.
Long-Term Debt (Own Debt Issuances)  We elected to apply FVO accounting to certain fixed-rate long-term debt, primarily for which we otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without having to meet the hedge accounting requirements. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. Excluding the fair value movement attributable to our own credit spread, the components of gain (loss) in the consolidated statement of income related to long-term debt designated at fair value are summarized in the table below.

HSBC USA Inc.
Hybrid Instruments  We elected to apply FVO accounting to all of our hybrid instruments issued, including structured notes and deposits containing embedded derivatives. Interest on this debt is recorded as interest expense in the consolidated statement of income. Excluding the fair value movement attributable to our own credit spread, the components of gain (loss) in the consolidated statement of income related to hybrid instruments designated at fair value are summarized in the table below.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At December 31, 2025
Commercial loans held for sale	$626	$721	$(95)
Fixed rate long-term debt	831	791	40
Hybrid instruments:
Structured deposits	3,570	3,260	310
Structured notes	7,435	7,093	342
At December 31, 2024
Commercial loans held for sale	$395	$399	$(4)
Fixed rate long-term debt	851	847	4
Hybrid instruments:
Structured deposits	3,956	3,892	64
Structured notes	7,044	6,888	156
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income:

	Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Year Ended December 31, 2025
Interest rate and other components(1)	$—	$(15)	$(824)	$(839)
Credit risk component(2)(3)	(67)	—	—	(67)
Total mark-to-market on financial instruments designated at fair value	(67)	(15)	(824)	(906)
Gain (loss) on related derivatives	—	22	829	851
Gain (loss) on instruments designated at fair value and related derivatives	$(67)	$7	$5	$(55)

Year Ended December 31, 2024
Interest rate and other components(1)	$—	$40	$(253)	$(213)
Credit risk component(2)	2	—	—	2
Total mark-to-market on financial instruments designated at fair value	2	40	(253)	(211)
Gain (loss) on related derivatives	—	(50)	223	173
Gain (loss) on instruments designated at fair value and related derivatives	$2	$(10)	$(30)	$(38)

HSBC USA Inc.

	Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Year Ended December 31, 2023
Interest rate and other components(1)	$—	$3	$(987)	$(984)
Credit risk component(2)	11	—	—	11
Total mark-to-market on financial instruments designated at fair value	11	3	(987)	(973)
Gain (loss) on related derivatives	—	(5)	936	931
Gain (loss) on instruments designated at fair value and related derivatives	$11	$(2)	$(51)	$(42)

(1)As it relates to hybrid instruments, interest rate and other components primarily includes interest rate and equity contract risks.
(2)The fair value movement on FVO liabilities attributable to our own credit spread is recorded in other comprehensive income.
(3)During 2025, the loss in the credit risk component for loans held for sale was primarily attributable to the weakening of market conditions associated with a single transaction.

16. Income Taxes

Total income taxes was as follows:

Year Ended December 31,	2025	2024	2023
	(in millions)
Provision for income taxes	$317	$222	$95
Income tax expense (benefit) included in common equity related to:
Unrealized gains (losses) on investment securities	171	—	166
Unrealized gains (losses) on FVO liabilities attributable to our own credit spread	(11)	(18)	(8)
Unrealized gains (losses) on derivatives designated as cash flow hedges	(21)	69	43
Employer accounting for post-retirement plans	(1)	—	1
Total income taxes	$455	$273	$297
The components of the provision for income taxes were as follows:

Year Ended December 31,	2025	2024	2023
	(in millions)
Current:
U.S. Federal	$68	$66	$11
U.S. State and local	20	29	35
Foreign	—	1	(2)
Total current	88	96	44
Deferred:
U.S. Federal	205	135	79
U.S. State and local	24	(9)	(28)
Total deferred	229	126	51
Provision for income taxes	$317	$222	$95

HSBC USA Inc.
The following table provides an analysis of the difference between effective rates based on the provision for income taxes attributable to pretax income and the statutory U.S. Federal income tax rate:

Year Ended December 31,	2025		2024		2023
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$298	21.0%	$220	21.0%	$102	21.0%
Increase (decrease) in rate resulting from:
U.S. State and local taxes, net of Federal income tax effect(1)(2)	47	3.3	18	1.7	—	—
Low income housing tax credit investments	(24)	(1.7)	(22)	(2.1)	(18)	(3.7)
Renewable energy tax credit investments	(9)	(.6)	(8)	(.7)	(10)	(2.0)
Non-deductible FDIC assessment fees	14	1.0	16	1.5	17	3.5
Other non-deductible / non-taxable items	—	—	(1)	(.1)	(3)	(.6)
Other	(9)	(.6)	(1)	(.1)	7	1.3
Provision for income taxes	$317	22.4%	$222	21.2%	$95	19.5%

(1)For 2025, taxes in New York State and New York City made up the majority of the tax effect in this category. For 2024, taxes in California and Illinois made up the majority of the tax effect in this category. For 2023, the impact of State and local tax expense was offset by changes in estimates as a result of filing the 2022 State income tax returns.
(2)For 2024, the amount includes an immaterial out of period adjustment to our deferred tax asset balance which decreased tax expense by $12 million.
The components of the net deferred tax asset are presented in the following table:

At December 31,	2025	2024
	(in millions)
Deferred tax assets:
Allowance for credit losses	$149	$168
Accrued expenses	67	101
Interests in real estate mortgage investment conduits(1)	97	100
Unrealized losses on investment securities	403	574
Capitalized costs(2)	258	305
Lease liabilities	120	130
Other	194	181
Total deferred tax assets	1,288	1,559
Deferred tax liabilities:
Lease ROU assets	118	130
Amortization of intangible assets	22	22
Other	18	32
Total deferred tax liabilities	158	184
Net deferred tax asset	$1,130	$1,375

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
Deferred tax assets and liabilities are recognized for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for State net operating losses and for State tax credits. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," for further discussion regarding our accounting policy relating to the evaluation, recognition and measurement of both the HNAH Group's and HSBC USA's deferred tax assets and liabilities. In evaluating the need for a valuation allowance at December 31, 2025, it has been determined that HNAH Group projections of future taxable income from U.S. operations based on objective and verifiable management forecasts provide sufficient and appropriate support for the recognition of our net deferred tax assets.
At December 31, 2025, 2024 and 2023, the total amount of unrecognized tax benefits related to uncertain tax positions was $14 million, $21 million and $23 million, respectively, of which $12 million, $18 million and $20 million, respectively, if recognized, would affect the effective income tax rate. Included in the unrecognized tax benefits are certain items the

HSBC USA Inc.
recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of State taxes that would be deductible for U.S. Federal tax purposes.
It is our policy to recognize accrued interest related to uncertain tax positions in interest expense in the consolidated statement of income and to recognize penalties, if any, related to uncertain tax positions as a component of other expenses in the consolidated statement of income. Our accrual for the payment of interest associated with uncertain tax positions was immaterial at both December 31, 2025 and 2024.
Federal income tax returns for 2017, 2022 and forward remain open to examination by the Internal Revenue Service.
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
At December 31, 2025, for State tax purposes, we had apportioned and pre-tax effected net operating loss carryforwards of $51 million which expire as follows: $1 million in 2028 and $50 million in 2030 and beyond.
The following table summarizes the amount of income taxes paid (net of refunds received), disaggregated by jurisdiction:

Year Ended December 31,	2025	2024	2023
	(in millions)
U.S. Federal	$109	$28	$(111)
U.S. State and local:
New York State	8	*	*
New York City	8	*	*
Other	14	6	3
Total U.S. State and local	30	6	3
Foreign	—	1	—
Total net income taxes paid (refunded)	$139	$35	$(108)

*The amount of income taxes paid during the year does not meet the 5 percent disaggregation threshold.

17. Preferred Stock

HSBC USA preferred stock outstanding was $265 million at both December 31, 2025 and 2024 and included 265 shares of 6.0 percent Non-Cumulative Series I Preferred Stock issued to HSBC North America. Dividends on the Series I Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors semi-annually on the first business day of June and December of each year at the stated rate of 6.0 percent. The Series I Preferred Stock may be redeemed at our option, in whole or in part, at a redemption price equal to $1,000,000 per share, plus an amount equal to any declared and unpaid dividends, but only after receipt of written approval from the FRB.

HSBC USA Inc.
18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Year Ended December 31,	2025	2024	2023
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,732)	$(1,734)	$(2,270)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $184 million, $(32) million and $109 million	533	(93)	353
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(14) million, $31 million and $58 million(1)	(41)	93	185
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million, less than $1 million and less than $(1) million(2)	2	2	(2)
Total other comprehensive income (loss) for period	494	2	536
Balance at end of period	(1,238)	(1,732)	(1,734)
Unrealized gains (losses) on FVO liabilities attributable to our own credit spread:
Balance at beginning of period	6	61	86
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(11) million, $(18) million and $(8) million	(34)	(55)	(25)
Total other comprehensive income (loss) for period	(34)	(55)	(25)
Balance at end of period	(28)	6	61
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(52)	(260)	(396)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(36) million, $56 million and $1 million	(110)	170	4
Reclassification adjustment for losses realized in net income, net of tax of $15 million, $13 million and $42 million(3)	46	38	132
Total other comprehensive income (loss) for period	(64)	208	136
Balance at end of period	(116)	(52)	(260)
Pension and postretirement benefit liability:
Balance at beginning of period	6	7	5
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $(1) million, less than $(1) million and less than $1 million	(3)	(1)	2
Total other comprehensive income (loss) for period	(3)	(1)	2
Balance at end of period	3	6	7
Total accumulated other comprehensive loss at end of period	$(1,379)	$(1,772)	$(1,926)

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

HSBC USA Inc.
19. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues. Following the table is a description of the various types of fee-based activities and how revenue associated with these activities is recognized.

Year Ended December 31,	2025	2024	2023
	(in millions)
Trust and investment management fees	$174	$148	$134
Other fees and commissions:
Account services	326	312	283
Credit facilities	326	332	310
Credit card fees, net	62	55	49
Other fees(1)	45	39	33
Total other fees and commissions(1)	759	738	675
Servicing and other fees from HSBC affiliates	419	385	327
Insurance(1)	—	4	4
Total fee income from contracts with customers	1,352	1,275	1,140
Other non-fee revenue	732	755	512
Total other revenues(2)	$2,084	$2,030	$1,652

(1)In 2025, we began reporting insurance fee income in other fees and commissions in the consolidated statement of income. As a result, we reported $3 million of insurance fee income in other fees and commissions that previously would have been reported in other income (loss).
(2)See Note 21, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
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

HSBC USA Inc.
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
Credit card fees, net Credit card fees, net includes interchange fees earned from merchants who accept our cards in connection with the purchase of their goods and/or services. These fees are recognized when we satisfy the performance obligation by simultaneously approving a card holder's purchase at the point of sale and remitting payment to the merchant. We recognized interchange fees of $117 million, $108 million and $105 million during the years ended December 31, 2025, 2024 and 2023, respectively. Annual fees on credit cards, net of direct lending costs, are billed upfront and recognized on a straight-line basis over one year. Other credit card fees such as cash advance and over-limit fees are transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. Costs related to our credit card rewards program vary based on multiple factors including card holder activity, card holder reward redemption rates and card holder reward selections. These costs are recorded when the rewards are earned by the customer and are presented as a reduction to credit card fees. Credit card rewards program costs totaled $75 million, $66 million and $66 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Other fees and commissions Other fees and commissions include fees received associated with various other activities such as custody services, imports/exports, clearing and other miscellaneous services. These fees are typically transaction based and are recognized and billed at the point in time the transaction occurs which is when the performance obligation is met. Fees earned from providing customers with custody services are typically recognized and billed on a monthly basis, which is the period over which the service is performed and the performance obligation is met, as a percentage of the value of the customer's assets held in custody (calculated daily or monthly). Commissions earned from the sale of third-party insurance policies are typically recognized on a weekly or monthly basis, when the policy goes into effect, which is when the performance obligation is met.
Servicing and other fees from HSBC affiliates We receive fees from other HSBC affiliates for providing them with various banking, wealth management, trading and other miscellaneous services as well as support for certain administrative and global business activities. These fees are reported in servicing and other fees from HSBC affiliates and are typically recognized and billed on a monthly basis over the period the service is performed or for some fees that are transaction based, at the point in time the transaction occurs, which is when the performance obligation is met. See Note 20, "Related Party Transactions," for additional information regarding the various services provided and other transactions with HSBC affiliates.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 24, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 25, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively was immaterial at both December 31, 2025 and 2024, respectively. We expect to recognize this revenue over a remaining period of one year or less.
We do not use significant judgments in the determination of the amount and timing of fee income from contracts with customers. Additionally, costs to obtain or fulfill contracts with customers were immaterial.

HSBC USA Inc.
20. Related Party Transactions

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

At December 31,	2025	2024
	(in millions)
Assets:
Cash and due from banks	$304	$188
Interest bearing deposits with banks	11	4
Securities purchased under agreements to resell(1)	—	405
Trading assets	225	120
Loans	6,035	5,449
Other(2)	469	468
Total assets	$7,044	$6,634
Liabilities:
Deposits	$11,491	$8,351
Trading liabilities	95	77
Short-term borrowings	1,960	1,549
Long-term debt	10,137	8,388
Other(2)	295	252
Total liabilities	$23,978	$18,617

(1)Reflects purchases of securities under which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

Year Ended December 31,	2025	2024	2023
	(in millions)
Income (Expense):
Interest income	$302	$247	$223
Interest expense	(742)	(564)	(501)
Net interest expense	(440)	(317)	(278)
Trading revenue (expense)	(3,057)	(1,070)	(3,287)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	259	209	180
HSBC Markets (USA) Inc. ("HMUS")	88	102	81
Other HSBC affiliates	72	74	66
Total servicing and other fees from HSBC affiliates	419	385	327
Gain on instruments designated at fair value and related derivatives	829	222	936
Support services from HSBC affiliates:
HSBC Technology & Services (USA) Inc. ("HTSU")	(976)	(942)	(952)
HMUS	(207)	(233)	(230)
Other HSBC affiliates	(577)	(495)	(489)
Total support services from HSBC affiliates	(1,760)	(1,670)	(1,671)
Rental income from HSBC affiliates(1)	48	50	33

(1)We receive rental income from our affiliates for certain office space, which is recorded as a component of occupancy expense, net in our consolidated statement of income.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At December 31, 2025 and 2024, long-term debt with affiliates reflected $10.1 billion and $8.4 billion, respectively, of borrowings from HSBC North America. The outstanding balance includes:
•$0.5 billion of fixed-rate senior debt which matures in December 2027;
•$0.5 billion of fixed-rate senior debt which matures in December 2028;
•$0.25 billion of fixed-rate senior debt which matures in September 2029;
•$1.5 billion of fixed-rate senior debt which matures in June 2030;
•$1.64 billion of fixed-rate senior debt consisting of seven equal borrowings which mature in annual increments from November 2026 to November 2032;
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
We have a $4.3 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.3 billion at any time. We had no outstanding borrowing under this credit facility at either December 31, 2025 or 2024.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.

HSBC USA Inc.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At December 31, 2025 and 2024, we had the following loan balances outstanding with HSBC affiliates:

At December 31,	2025	2024
	(in billions)
HMUS and subsidiaries	$1.8	$2.0
HSBC North America	4.2	3.0
Other short-term affiliate lending	—	.4
Total loans	$6.0	$5.4
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $14.5 billion and $14.3 billion at December 31, 2025 and 2024, respectively, of which $1.8 billion and $2.0 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.3 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $4.2 billion and $3.0 billion outstanding at December 31, 2025 and 2024, respectively. The outstanding balance matures in the first quarter of 2026.
We have extended lines of credit to various other HSBC affiliates totaling $3.1 billion which did not have any outstanding balances at either December 31, 2025 or 2024.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At December 31, 2025 and 2024, there were nil and $0.4 billion, respectively, of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $794.8 billion and $735.5 billion at December 31, 2025 and 2024, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $228 million and $126 million at December 31, 2025 and 2024, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:
•HSBC North America's technology and support services, including risk management, compliance, operations, finance, tax, legal, people resources, corporate affairs and other shared services, are centralized within HTSU. HTSU also provides certain item processing and statement processing activities to us. The fees we pay HTSU for the centralized support services and processing activities are included in support services from HSBC affiliates. We also receive fees from HTSU for providing certain administrative services to them. The fees we receive from HTSU are included in servicing and other fees from HSBC affiliates. In certain cases, for facilities used by HTSU, we may guarantee their performance under the lease agreements.
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

HSBC USA Inc.
Other Transactions with HSBC Affiliates:
At both December 31, 2025 and 2024, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," for additional details.
During 2025, we paid dividends on our common stock of $1.5 billion from retained earnings to HSBC North America. See Note 22, "Retained Earnings and Regulatory Capital Requirements," for additional details.

21. Business Segments

We have three distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's business strategy. We previously announced as part of simplifying the HSBC Group's organizational structure that we would combine our Commercial Banking ("CMB") and Global Banking and Markets ("GBM") businesses to create a single Corporate and Institutional Banking ("CIB") business, and we would rename our Wealth and Personal Banking ("WPB") business International Wealth and Premier Banking ("IWPB"). In 2025, we implemented changes to our internal management reporting to report what was historically CMB and GBM, including Global Banking ("GB"), Markets and Securities Services ("MSS") and Global Banking and Markets Other ("GBM Other"), together within a newly created CIB business segment, and to rename our WPB business segment IWPB. As a result, IWPB and CIB along with a Corporate Center ("CC") are our reportable segments, and we have aligned our segment reporting to reflect these changes for all periods presented.
The following tables summarize the impact of these changes on reported segment profit (loss) before tax, total assets and total deposits for the periods below:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	As Previously Reported	After Reporting Changes	As Previously Reported	After Reporting Changes
	(in millions)
Segment profit (loss) before tax:
IWPB(1)	$122	$122	$270	$270
CIB	NR	1,062	NR	755
CMB	654	NR	590	NR
GB	367	NR	176	NR
MSS	81	NR	100	NR
GBM Other	(40)	NR	(111)	NR
CC	(164)	(164)	(367)	(367)

NR Not Reported
(1)Previously referred to as WPB.

HSBC USA Inc.

	At December 31, 2024		At December 31, 2023
	As Previously Reported	After Reporting Changes	As Previously Reported	After Reporting Changes
	(in millions)
Segment total assets:
IWPB(1)	$39,991	$39,991	$44,031	$44,031
CIB	NR	146,541	NR	138,684
CMB(2)	55,607	NR	52,484	NR
GB	9,658	NR	10,231	NR
MSS	41,213	NR	38,811	NR
GBM Other	40,063	NR	37,158	NR
CC	3,846	3,846	2,863	2,863

Segment total deposits:
IWPB(1)	$26,676	$26,676	$29,611	$29,611
CIB	NR	87,418	NR	87,281
CMB	44,192	NR	43,667	NR
GB	41,159	NR	40,166	NR
MSS	1,419	NR	767	NR
GBM Other	648	NR	2,681	NR
CC	—	—	—	—

NR Not Reported
(1)Previously referred to as WPB.
(2)Segment total assets included goodwill that was previously allocated to CMB of $358 million at both December 31, 2024 and 2023.
There have been no additional changes in the basis of our segmentation as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K").
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
As a wholly-owned subsidiary, a significant portion of our operating expenses is allocated to us and relates to services that we receive from other HSBC affiliates which are discussed further in Note 20, "Related Party Transactions." As a result, our segment-level information that is regularly provided to the chief operating decision maker breaks down operating expenses into two categories: (a) direct costs, which include salaries and employee benefits, occupancy expense, equipment and software, marketing, outside services, professional fees, deposit insurance assessment fees, expense related to legal matters, and other miscellaneous expenses that the segments directly incur, and (b) indirect costs, which primarily include allocated support service costs from HTSU and other HSBC affiliates. In addition, certain corporate function activities which are reported in direct costs in the CC are allocated from the CC to the other business segments within indirect costs, including the reversal of impairment charges recorded in 2023 related to capitalized software and leasehold improvements which were previously impaired and written-off as discussed below.
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

HSBC USA Inc.
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
A summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented below:
Profit Before Income Tax
Expected credit losses - Under U.S. GAAP, we maintain an allowance for credit losses that reflects our estimate of lifetime ECL. However, under the Group Reporting Basis only financial assets which are considered to have experienced a significant increase in credit risk (stage 2) or for which there is objective evidence of impairment (stage 3) require an allowance based on lifetime ECL. Under the Group Reporting Basis, financial assets at initial recognition and which have not experienced a significant increase in credit risk since initial recognition are considered to be in stage 1 and only require an allowance based on expected credit losses resulting from default events that are possible within the next 12 months ("12-month ECL"). Under the Group Reporting Basis, a majority of our loans are considered to be in stage 1 and only a 12-month ECL is recorded. Primarily as a result of this difference, the allowance for credit losses is higher under U.S. GAAP than under the Group Reporting Basis.
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
In 2020, we recorded an impairment charge under the Group Reporting Basis related to the write-off of all the capitalized software and a portion of the leasehold improvements associated with our IWPB business segment. Under U.S. GAAP, the estimated undiscounted cash flows of the long-lived asset group exceeded its carrying amount and no impairment charge was required. Subsequent to recognition of the impairment charge, expenditures for software development and newly completed leasehold improvements in our IWPB business segment were capitalized and amortized over their useful lives under U.S. GAAP, but not under the Group Reporting Basis. In 2023, we determined that the cash generating unit was no longer impaired under the Group Reporting Basis and that its estimated fair value exceeded its carrying value, which resulted in a reversal of $149 million of impairment charges reflecting the re-establishment of these assets at their recoverable amount net of amortization that would have been recorded had no impairment loss been recognized and excluding any assets that had since been sold. In 2023, we also recorded $22 million of lease related impairment charges under U.S. GAAP primarily associated with the exit of certain office space, while under the Group Reporting Basis, impairment was recognized when we committed to vacate the space in 2022.
Renewable energy tax credit investments - Under the Group Reporting Basis, the amortization of our investment balance is presented in income tax expense, while under U.S. GAAP, the amortization of our investment balance is presented in other revenues.

HSBC USA Inc.
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
Expected credit losses - As discussed more fully above, under U.S. GAAP, the allowance for credit losses is recognized based on lifetime ECL, while under the Group Reporting Basis, financial assets at initial recognition and which have not experienced a significant increase in credit risk since initial recognition only require an allowance based on 12-month ECL.
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
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2025
Net interest income (expense)	$753	$1,874	$(369)	$2,258	$22	$(152)	$2,128
Other operating income	236	1,306	349	1,891	(12)	205	2,084
Total operating income (expense)	989	3,180	(20)	4,149	10	53	4,212
Expected credit losses / provision for credit losses	6	194	—	200	(106)	—	94
	983	2,986	(20)	3,949	116	53	4,118
Operating expenses:
Direct Costs	386	424	72	882	N/A	N/A	N/A
Indirect Costs	409	1,274	60	1,743	N/A	N/A	N/A
Total operating expenses	795	1,698	132	2,625	22	53	2,700
Profit (loss) before income tax	$188	$1,288	$(152)	$1,324	$94	$—	$1,418
Balances at end of period:
Total assets	$36,366	$144,394	$4,910	$185,670	$(13,260)	$—	$172,410
Total loans, net	25,970	31,580	—	57,550	478	1,424	59,452
Goodwill	—	358	—	358	100	—	458
Total deposits	26,103	93,518	—	119,621	(1,920)	6,396	124,097

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2024
Net interest income (expense)	$708	$1,783	$(647)	$1,844	$27	$(104)	$1,767
Other operating income	207	1,051	644	1,902	(11)	139	2,030
Total operating income (expense)	915	2,834	(3)	3,746	16	35	3,797
Expected credit losses / provision for credit losses	(2)	83	—	81	(31)	—	50
	917	2,751	(3)	3,665	47	35	3,747
Operating expenses:
Direct Costs	387	427	170	984	N/A	N/A	N/A
Indirect Costs	408	1,262	(9)	1,661	N/A	N/A	N/A
Total operating expenses	795	1,689	161	2,645	20	35	2,700
Profit (loss) before income tax	$122	$1,062	$(164)	$1,020	$27	$—	$1,047
Balances at end of period:
Total assets	$39,991	$146,541	$3,846	$190,378	$(19,647)	$—	$170,731
Total loans, net	26,873	33,707	—	60,580	(385)	2,021	62,216
Goodwill	—	358	—	358	100	—	458
Total deposits	26,676	87,418	—	114,094	(2,944)	12,200	123,350

Year Ended December 31, 2023
Net interest income (expense)	$757	$1,671	$(506)	$1,922	$9	$(226)	$1,705
Other operating income	118	778	503	1,399	(25)	278	1,652
Total operating income (expense)	875	2,449	(3)	3,321	(16)	52	3,357
Expected credit losses / provision for credit losses	3	91	—	94	(49)	—	45
	872	2,358	(3)	3,227	33	52	3,312
Operating expenses:
Direct Costs	311	418	194	923	N/A	N/A	N/A
Indirect Costs	291	1,185	170	1,646	N/A	N/A	N/A
Total operating expenses	602	1,603	364	2,569	203	52	2,824
Profit (loss) before income tax	$270	$755	$(367)	$658	$(170)	$—	$488
Balances at end of period:
Total assets	$44,031	$138,684	$2,863	$185,578	$(17,340)	$—	$168,238
Total loans, net	23,894	33,066	—	56,960	(1,056)	2,492	58,396
Goodwill	—	358	—	358	100	—	458
Total deposits	29,611	87,281	—	116,892	(1,799)	6,190	121,283

N/A Not Applicable
(1)Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis. These adjustments, which are more fully described above, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Total Operating Expenses	Profit Before Income Tax	Total Assets
	(in millions)
December 31, 2025
Derivatives	$—	$—	$—	$—	$—	$(13,277)
Expected credit losses	—	—	(98)	—	98	(90)
Goodwill	—	—	—	—	—	100
Leases	26	—	—	29	(3)	4
Loans held for sale	2	(13)	(8)	—	(3)	(14)
Other long-lived assets	—	—	—	(3)	3	(12)
Renewable energy tax credit investments	—	(9)	—	—	(9)	—
Other	(6)	10	—	(4)	8	29
Total adjustments	$22	$(12)	$(106)	$22	$94	$(13,260)

HSBC USA Inc.

	Net Interest Income	Other Revenues	Provision for Credit Losses	Total Operating Expenses	Profit Before Income Tax	Total Assets
	(in millions)
December 31, 2024
Derivatives	$—	$—	$—	$—	$—	$(19,599)
Expected credit losses	—	—	(28)	—	28	(156)
Goodwill	—	—	—	—	—	100
Leases	25	—	—	28	(3)	6
Loans held for sale	3	—	(3)	—	6	(14)
Other long-lived assets	—	—	—	(3)	3	(14)
Renewable energy tax credit investments	—	(15)	—	—	(15)	—
Other	(1)	4	—	(5)	8	30
Total adjustments	$27	$(11)	$(31)	$20	$27	$(19,647)

December 31, 2023
Derivatives	$—	$—	$—	$—	$—	$(17,485)
Expected credit losses	—	—	(45)	—	45	(224)
Goodwill	—	—	—	—	—	100
Leases	5	—	—	8	(3)	8
Loans held for sale	4	(3)	(4)	—	5	26
Other long-lived assets	—	—	—	202	(202)	(15)
Renewable energy tax credit investments	—	(12)	—	—	(12)	—
Other	—	(10)	—	(7)	(3)	9
Total adjustments	$9	$(25)	$(49)	$203	$(170)	$(17,581)
(2)Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

HSBC USA Inc.
22. Retained Earnings and Regulatory Capital Requirements

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with the Basel III rule:

			December 31, 2025		December 31, 2024
	Well-Capitalized Ratio(1)		Capital Amount	Actual Ratio	Capital Amount	Actual Ratio
			(dollars are in billions)
Common equity Tier 1 ratio:
HSBC USA	4.5%	(2)	$13.1	12.1%	$13.5	13.6%
HSBC Bank USA	6.5		15.6	15.9	15.5	16.4
Tier 1 capital ratio:
HSBC USA	6.0		13.3	12.4	13.8	13.8
HSBC Bank USA	8.0		17.1	17.5	17.0	18.0
Total capital ratio:
HSBC USA	10.0		15.6	14.4	16.1	16.2
HSBC Bank USA	10.0		19.0	19.4	19.0	20.2
Tier 1 leverage ratio:
HSBC USA	4.0	(2)	13.3	7.7	13.8	8.0
HSBC Bank USA	5.0		17.1	10.3	17.0	10.2
Risk-weighted assets:(3)
HSBC USA			107.9		99.5
HSBC Bank USA			97.8		94.3
Adjusted quarterly average assets:(4)
HSBC USA			173.9		173.0
HSBC Bank USA			166.2		167.3

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
During 2025, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.
During 2025, HSBC USA received a common stock dividend of $1.3 billion from its subsidiary, HSBC Bank USA, and paid dividends on its common stock of $1.5 billion from retained earnings to its parent, HSBC North America.

HSBC USA Inc.
23. Variable Interest Entities

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
We are required to evaluate whether to consolidate a VIE when we first become involved and on an ongoing basis. In almost all cases, a qualitative analysis of our involvement in the entity provides sufficient evidence to determine whether we are the primary beneficiary. In rare cases, a more detailed analysis to quantify the extent of variability to be absorbed by each variable interest holder is required to determine the primary beneficiary. At December 31, 2025 and 2024, our consolidated VIEs were immaterial.
Unconsolidated VIEs  We have variable interests in VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At December 31, 2025
Limited partnership investments(1)	$8,210	$1,345	$679	$1,345
Asset-backed financing SPEs	437	219	—	224
Total	$8,647	$1,564	$679	$1,569
At December 31, 2024
Limited partnership investments(1)	$7,506	$971	$427	$971
Asset-backed financing SPEs	1,047	645	—	650
Total	$8,553	$1,616	$427	$1,621

(1)The carrying value of variable interests held reported as assets includes low income housing investments which totaled $1,314 million and $934 million at December 31, 2025 and 2024, respectively.
Information on the types of VIEs with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Limited partnership investments We invest as a limited partner in partnerships that operate qualified affordable housing and renewable energy projects. The returns of these investments are generated primarily from the tax benefits, including Federal tax credits and tax deductions from operating losses in the project companies. In addition, some of the investments help us comply with the Community Reinvestment Act. Certain limited partnership structures are considered to be VIEs because either (a) they do not have sufficient equity investment at risk or (b) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary of the VIEs and do not consolidate them. Our investments in these partnerships are recorded in other assets on the consolidated balance sheet. The maximum exposure to loss shown in the table above represents our recorded investments as well as any outstanding funding commitments extended to the partnerships.
We amortize our low income housing investments in proportion to the allocated tax credits under the proportional amortization

HSBC USA Inc.
method and present the associated tax credits and other tax benefits net of investment amortization in income tax expense in the consolidated statement of income, and in operating activities in the consolidated statement of cash flows. We recognized tax credits and other tax benefits related to low income housing investments of $146 million, $120 million and $109 million during the years ended December 31, 2025, 2024 and 2023, respectively. Investment amortization expense totaled $127 million, $106 million and $94 million during the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, non-income-tax-related gains and other returns received, which are recognized in other income (loss) in the consolidated statement of income and in operating activities in the consolidated statement of cash flows, were immaterial during the years ended December 31, 2025, 2024 and 2023.
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
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 3, "Trading Assets and Liabilities," Note 4 "Securities," and Note 25, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy. Similarly, in the ordinary course of business, we also provide loans and loan commitments to third-party sponsored securitization entities which may be considered VIEs for which we generally have no other form of involvement. We do not have the power to direct the activities of these entities and do not consolidate these entities. These loans are reported and disclosed in Note 5, "Loans," in the same manner as all other loans.
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

24. Guarantee Arrangements, Pledged Assets and Repurchase Agreements

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements. Following the table is a description of the various arrangements.

	December 31, 2025		December 31, 2024
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$61	$6,560	$191	$6,827
Financial standby letters of credit, net of participations(3)(4)	—	5,206	—	5,337
Performance standby letters of credit, net of participations(3)(4)	—	4,099	—	3,264
Total	$61	$15,865	$191	$15,428

(1)Includes $677 million and $2,797 million of notional issued for the benefit of HSBC affiliates at December 31, 2025 and 2024, respectively.

HSBC USA Inc.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,682 million and $1,590 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at December 31, 2025 and 2024, respectively.
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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net position at any time. The following table summarizes our net credit derivative positions:

	December 31, 2025		December 31, 2024
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$61	$6,560	$191	$6,827
Buy-protection credit derivative positions	(141)	15,985	(116)	12,348
Net position(1)	$(80)	$9,425	$75	$5,521

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $71 million and $53 million at December 31, 2025 and 2024, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $18 million and $12 million at December 31, 2025 and 2024, respectively.

HSBC USA Inc.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at December 31, 2025 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection credit derivatives:(1)
Single name credit default swaps	1.2	$1,437	$541	$1,978
Index credit derivatives	4.7	2,832	1,750	4,582
Subtotal		4,269	2,291	6,560
Standby letters of credit(2)	0.9	6,540	2,765	9,305
Total		$10,809	$5,056	$15,865

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares were not eligible to be converted into publicly traded Class A common shares ("Class A Shares") until settlement of the covered litigation described in Note 26, "Litigation and Regulatory Matters." Accordingly, the Class B Shares were considered restricted and were only transferable under limited circumstances.
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares could be converted into Class A Shares. In 2024, Visa completed an exchange offer that allowed holders to exchange a portion of their Class B Shares for publicly traded Class A Shares. The purchaser of our Class B Shares participated in the exchange offer which required our existing swap agreements to be amended to reflect the reduction in notional value and a new makewhole agreement to be entered into with the purchaser in order to continue to retain the litigation risk associated with the exchanged shares. These swaps had a carrying value of $17 million and $31 million at December 31, 2025 and 2024, respectively. The swap agreements we entered into with the purchaser require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares, (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares and (c) for exchanged shares, make payments based on the number of shares sold by the purchaser. We have entered into total return swap positions to economically hedge the periodic payments made under these swap agreements. The payments under the derivatives will continue until the related litigation is settled and the remaining Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). During 2025, we recorded a loss of $20 million primarily related to changes in the Visa Class B share conversion rate compared with losses of $33 million and $40 million during 2024 and 2023. See Note 14, "Derivative Financial Instruments," for further information.
Clearing houses and exchanges  We are a member of various exchanges and clearing houses that trade and clear securities and/or derivative contracts. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, members of a clearing house may be required to contribute to a guaranty fund to backstop members' obligations to the clearing house. As a

HSBC USA Inc.
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
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was immaterial at both December 31, 2025 and 2024. In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 26, "Litigation and Regulatory Matters," for additional discussion of related exposure.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

At December 31,	2025	2024
	(in billions)
Interest bearing deposits with banks(1)	$.7	$.3
Trading assets(2)	4.0	3.6
Securities available-for-sale(3)	14.6	12.4
Securities held-to-maturity(3)	12.7	9.8
Loans(4)	21.6	25.1
Other assets(5)	.7	1.3
Total	$54.3	$52.5

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $0.0 billion and $0.6 billion at December 31, 2025 and 2024, respectively. The fair value of trading assets that could be sold or repledged was $3.5 billion and $3.6 billion at December 31, 2025 and 2024, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $11.5 billion and $17.6 billion at December 31, 2025 and 2024, respectively. Of this collateral, $10.8 billion and $16.9 billion could be sold or repledged at December 31, 2025 and 2024, respectively, of which $0.1 billion and $0.2 billion, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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
The following table provides information about resale and repurchase agreements that are subject to offset:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet(2)	Net Amount(3)
	(in billions)
At December 31, 2025
Assets:
Securities purchased under resale agreements	$11.7	$2.4	$9.3	$9.3	$—
Liabilities:
Securities sold under repurchase agreements	$3.7	$2.4	$1.3	$1.3	$—

At December 31, 2024
Assets:
Securities purchased under resale agreements	$17.8	$3.5	$14.3	$14.2	$.1
Liabilities:
Securities sold under repurchase agreements	$4.6	$3.5	$1.1	$1.1	$—

(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to legally enforceable netting agreements that meet the applicable netting criteria as permitted by generally accepted accounting principles.
(2)Represents securities / cash collateral received or pledged to cover financing transaction exposures.
(3)Represents the amount of our exposure that is not collateralized / covered by pledged collateral.
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in billions)
At December 31, 2025
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1.4	$.5	$.7	$1.1	$—	$3.7

At December 31, 2024
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2.0	$1.3	$.5	$.8	$—	$4.6

HSBC USA Inc.
25. Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value that focuses on the exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly transaction between willing market participants (the "Fair Value Framework"). Where required by the applicable accounting standards, assets and liabilities are measured at fair value using the "highest and best use" valuation premise. The fair value measurement guidance permits an entity to measure the fair value of a group of financial assets and financial liabilities with offsetting credit risks and/or market risks on a net basis provided certain conditions are met. We elected to apply the measurement exception to a group of derivative instruments which primarily relate to interest rate, foreign currency, debt and equity price risk, and commodity price risk as of the reporting date.
Fair Value Adjustments  The best evidence of fair value is quoted market price in an actively traded market. When listed price or market quotes are not available, different valuation methods and model inputs are used to estimate fair value. Adjustments are made to the model estimates to encompass counterparty or own credit risk, liquidity risk, model risk and funding benefit/cost associated with uncollateralized derivatives. Major fair value adjustments include:
Bid-offer adjustment - Valuation models generally produce mid-market values for the individual instruments. The bid-offer adjustment is made to the overall net risk exposure to reflect the exit price.
Market data uncertainty adjustment - Certain model inputs may be less readily determinable from market data and/or the choice of model itself may be more subjective. In these circumstances, an adjustment may be necessary to reflect the likelihood that market participants would adopt more conservative values for uncertain parameters and/or model assumptions than those used in our valuation model.
Credit valuation adjustment ("CVA") - The CVA is an adjustment to the valuation of OTC derivative contracts to reflect the possibility that the counterparty may default and that we may not receive the full market value of the transactions.
Funding fair value adjustment ("FFVA") - The FFVA reflects the estimated present value of the future market funding cost or benefit associated with funding uncollateralized derivative exposure at unsecured funding spreads.
See "Valuation Techniques - Structured notes and deposits designated under FVO" and "Long-term debt designated under FVO" below for discussion of the fair value adjustments on FVO liabilities attributable to our own credit spread.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Unless otherwise noted below, assets and liabilities in the following table are recorded at fair value through net income.

	Fair Value Measurements on a Recurring Basis
December 31, 2025	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,791	$1,349	$—	$5,140	$—	$5,140
Debt securities issued by foreign entities	837	77	—	914	—	914
Equity securities	15,141	—	—	15,141	—	15,141
Precious metals trading	—	196	—	196	—	196
Derivatives:(2)
Interest rate contracts	8	777	1	786	—	786
Foreign exchange contracts	—	9,572	9	9,581	—	9,581
Equity contracts	—	1,174	85	1,259	—	1,259
Precious metals contracts	—	1,883	—	1,883	—	1,883
Credit contracts	—	137	—	137	—	137
Other contracts(3)	—	—	4	4	—	4
Derivatives netting	—	—	—	—	(12,109)	(12,109)
Total derivatives	8	13,543	99	13,650	(12,109)	1,541
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	14,277	11,349	—	25,626	—	25,626
Asset-backed securities	—	187	76	263	—	263
Debt securities issued by foreign entities	4,141	—	—	4,141	—	4,141
Loans held for sale(5)	—	460	166	626	—	626
Other assets:
Equity securities	—	131	—	131	—	131
Equity securities measured at net asset value(6)	—	—	—	112	—	112
Total assets	$38,195	$27,292	$341	$65,940	$(12,109)	$53,831
Liabilities:
Domestic deposits(5)	$—	$3,193	$377	$3,570	$—	$3,570
Trading liabilities, excluding derivatives	1,438	86	—	1,524	—	1,524
Derivatives:(2)
Interest rate contracts	5	509	2	516	—	516
Foreign exchange contracts	—	8,916	8	8,924	—	8,924
Equity contracts	—	561	74	635	—	635
Precious metals contracts	2	2,048	—	2,050	—	2,050
Credit contracts	—	216	1	217	—	217
Other contracts(3)	—	—	17	17	—	17
Derivatives netting	—	—	—	—	(11,341)	(11,341)
Total derivatives	7	12,250	102	12,359	(11,341)	1,018
Long-term debt(5)	—	5,912	2,354	8,266	—	8,266
Total liabilities	$1,445	$21,441	$2,833	$25,719	$(11,341)	$14,378

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2024	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,676	$1,167	$—	$4,843	$—	$4,843
Debt securities issued by foreign entities	783	—	—	783	—	783
Equity securities	13,844	—	—	13,844	—	13,844
Precious metals trading	—	163	—	163	—	163
Derivatives:(2)
Interest rate contracts	2	1,118	2	1,122	—	1,122
Foreign exchange contracts	—	16,386	5	16,391	—	16,391
Equity contracts	—	970	46	1,016	—	1,016
Precious metals contracts	—	1,220	—	1,220	—	1,220
Credit contracts	—	271	—	271	—	271
Other contracts(3)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(18,270)	(18,270)
Total derivatives	2	19,965	58	20,025	(18,270)	1,755
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	10,716	10,603	—	21,319	—	21,319
Asset-backed securities	—	—	97	97	—	97
Debt securities issued by foreign entities	3,521	—	—	3,521	—	3,521
Loans held for sale(5)	—	241	154	395	—	395
Other assets:
Equity securities	—	126	—	126	—	126
Equity securities measured at net asset value(6)	—	—	—	124	—	124
Total assets	$32,542	$32,265	$309	$65,240	$(18,270)	$46,970
Liabilities:
Domestic deposits(5)	$—	$3,665	$291	$3,956	$—	$3,956
Trading liabilities, excluding derivatives	1,489	70	—	1,559	—	1,559
Derivatives:(2)
Interest rate contracts	2	725	5	732	—	732
Foreign exchange contracts	—	16,236	5	16,241	—	16,241
Equity contracts	—	759	64	823	—	823
Precious metals contracts	—	1,092	—	1,092	—	1,092
Credit contracts	—	198	1	199	—	199
Other contracts(3)	—	—	31	31	—	31
Derivatives netting	—	—	—	—	(16,636)	(16,636)
Total derivatives	2	19,010	106	19,118	(16,636)	2,482
Long-term debt(5)	—	5,742	2,153	7,895	—	7,895
Total liabilities	$1,491	$28,487	$2,550	$32,528	$(16,636)	$15,892

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $1,366 million and $1,598 million and trading derivative liabilities of $831 million and $2,348 million at December 31, 2025 and 2024, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 14, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income, derivative assets and liabilities are recorded at fair value through net income.
(3)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
(4)Securities available-for-sale are recorded at fair value through other comprehensive income. Changes in the allowance for credit losses on securities available-for-sale are recorded through net income.
(5)See Note 15, "Fair Value Option," for additional information. Excluding the fair value movement on FVO liabilities attributable to our own credit spread, which is recorded in other comprehensive income, FVO assets and liabilities are recorded at fair value through net income.
(6)Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

HSBC USA Inc.
Information on Significant Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of significant Level 3 assets and liabilities. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2025	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2025	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$(18)	$157	$—	$—	$—	$(65)	$(17)	$(46)	$11	$80	$—
Other contracts(2)	(26)	(22)	—	—	—	35	—	—	(13)	—	—
Asset-backed securities available-for-sale(3)	97	—	2	—	—	(15)	—	(8)	76	—	2
Loans held for sale(4)	154	(58)	—	11	180	(147)	26	—	166	(58)	—
Total assets	$207	$77	$2	$11	$180	$(192)	$9	$(54)	$240	$22	$2
Liabilities:
Domestic deposits(4)	$(291)	$(36)	$—	$—	$(232)	$48	$(325)	$459	$(377)	$(70)	$—
Long-term debt(4)	(2,153)	(267)	(4)	—	(2,380)	1,423	(1,330)	2,357	(2,354)	(274)	(4)
Total liabilities	$(2,444)	$(303)	$(4)	$—	$(2,612)	$1,471	$(1,655)	$2,816	$(2,731)	$(344)	$(4)

	Jan. 1, 2024	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2024	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income							Earnings	Other Compre- hensive Income
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$21	$88	$—	$—	$—	$(50)	$(4)	$(73)	$(18)	$(3)	$—
Other contracts(2)	(35)	(35)	—	—	—	44	—	—	(26)	—	—
Asset-backed securities available-for-sale(3)	104	—	(2)	—	—	(5)	—	—	97	—	(2)
Loans held for sale(4)	32	3	—	54	—	(84)	168	(19)	154	5	—
Total assets	$122	$56	$(2)	$54	$—	$(95)	$164	$(92)	$207	$2	$(2)
Liabilities:
Domestic deposits(4)	$(293)	$(16)	$(4)	$—	$(276)	$89	$(78)	$287	$(291)	$5	$(4)
Long-term debt(4)	(1,919)	(255)	(4)	—	(2,360)	1,325	(387)	1,447	(2,153)	(59)	(4)
Total liabilities	$(2,212)	$(271)	$(8)	$—	$(2,636)	$1,414	$(465)	$1,734	$(2,444)	$(54)	$(8)

(1)Level 3 net derivatives included derivative assets of $99 million and derivative liabilities of $102 million at December 31, 2025 and derivative assets of $58 million and derivative liabilities of $106 million at December 31, 2024. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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

HSBC USA Inc.
(4)Excluding unrealized gains (losses) on FVO liabilities attributable to our own credit spread, which are recorded in other comprehensive income, gains (losses) on FVO assets and liabilities are included in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
Significant Transfers Into and Out of Level 3 Measurements During 2025, we transferred domestic deposits and long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and the underlying inputs have become more observable. During 2025, we transferred domestic deposits and long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable.
During 2024, we transferred domestic deposits and long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and the underlying inputs have become more observable. During 2024, we transferred long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable. During 2024, we also transferred commercial loans held for sale from Level 2 to Level 3 as the inputs used to value these loans have become less observable.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of significant assets and liabilities classified as Level 3 fair value measurements:

December 31, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Equity derivative contracts(2)	$11	Option pricing model	Equity / Equity Index volatility	5% - 90%	60%
			Equity / Equity and Equity / Index correlation	42% - 98%	84%
			Equity forward price	$0 - $57,523	$2,773
Other derivative contracts	$(13)	Discounted cash flows	Conversion rate	1.5 times	N/A
			Expected duration	0.3 years	N/A
Asset-backed securities available-for-sale	$76	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$166	Market comparables and internal assumptions	Adjusted market price	28% - 100%	74%
Domestic deposits (structured deposits)(2)(3)	$(377)	Option adjusted discounted cash flows	Equity / Equity Index volatility	5% - 45%	12%
			Equity / Equity and Equity / Index correlation	42% - 93%	75%
Long-term debt (structured notes)(2)(3)	$(2,354)	Option adjusted discounted cash flows	Equity / Equity Index volatility	12% - 72%	31%
			Equity / Equity and Equity / Index correlation	48% - 98%	86%
			Credit default swap spreads	722bps	N/A

HSBC USA Inc.

December 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Equity derivative contracts(2)	$(18)	Option pricing model	Equity / Equity Index volatility	6% - 118%	24%
			Equity / Equity and Equity / Index correlation	27% - 98%	74%
			Equity forward price	$0 - $26,542	$1,238
Other derivative contracts	$(26)	Discounted cash flows	Conversion rate	1.5 times	N/A
			Expected duration	1.3 years	N/A
Asset-backed securities available-for-sale	$97	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$154	Market comparables and internal assumptions	Adjusted market price	94% - 101%	100%
Domestic deposits (structured deposits)(2)(3)	$(291)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 54%	14%
			Equity / Equity and Equity / Index correlation	40% - 93%	66%
Long-term debt (structured notes)(2)(3)	$(2,153)	Option adjusted discounted cash flows	Equity / Equity Index volatility	6% - 59%	24%
			Equity / Equity and Equity / Index correlation	27% - 98%	80%
			Credit default swap spreads	728bps	N/A

N/A Not Applicable
(1)For equity derivatives, structured deposits and structured notes, weighted averages are calculated based on the fair value of the instruments. For all remaining instrument types, weighted averages are calculated based on the notional value of the instruments.
(2)We are the client-facing entity and, except for structured notes with embedded credit derivative features, we enter into identical but opposite derivatives to transfer the resultant risks to our affiliates. With the exception of counterparty credit risks, we are market risk neutral in substantially all of the structured notes and deposits. The corresponding intra-group derivatives are presented as equity derivatives in the table.
(3)Structured deposits and structured notes contain embedded derivative features whose fair value measurements contain significant Level 3 inputs. See equity derivatives and credit derivatives below for a discussion of the uncertainty of Level 3 inputs related to structured deposits and structured notes.
Uncertainty of Significant Level 3 Inputs to Fair Value Measurements
Equity derivatives - For certain equity derivatives, particularly those with long-dated maturities and/or strike values far from at-the-money, volatility can be unobservable. A significant increase (decrease) in the implied volatility would have resulted in a higher (lower) fair value of a long position in the derivative contract. For a derivative referenced to a basket of equities, the fair value measurement is also affected by the correlation of the referenced equities, which can also be unobservable. Correlation measures the relative change in values among two or more variables (i.e., equity pair), which can be positively or negatively correlated. A significant increase (decrease) in the correlation of the referenced variables would have resulted in a higher (lower) fair value of a long position in the derivative contract. In addition, for the majority of unlisted equities and some listed equities, the forward price is unobservable. A significant increase (decrease) in the price would have resulted in a higher (lower) fair value of a long position in the derivative contract.
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

HSBC USA Inc.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at December 31, 2025 and 2024. The gains (losses) during 2025 and 2024 are also included.

	Non-Recurring Fair Value Measurements at December 31, 2025				Total Gains (Losses) For the Year Ended December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$94	$—	$94	$2
Commercial loans held for sale(2)	—	1,277	—	1,277	(4)
Commercial loans(3)	—	—	342	342	(87)
Total assets at fair value on a non-recurring basis	$—	$1,371	$342	$1,713	$(89)

	Non-Recurring Fair Value Measurements at December 31, 2024				Total Gains (Losses) For the Year Ended December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$100	$—	$100	$3
Commercial loans held for sale	—	—	—	—	2
Commercial loans(3)	—	—	350	350	(54)
Total assets at fair value on a non-recurring basis	$—	$100	$350	$450	$(49)

(1)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(2)At December 31, 2025, the fair value of the loans held for sale was below cost.
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
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy:

At December 31, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$342	Valuation of third-party appraisal on underlying collateral	Loss severity rates	0% - 100%	30%

At December 31, 2024
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$350	Valuation of third-party appraisal on underlying collateral	Loss severity rates	8% - 100%	26%

(1)Weighted average is calculated based on the carrying value of the loans.
Valuation Techniques
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Commercial loans held for sale designated under FVO – We elected to apply FVO accounting to certain commercial loans held for sale and related unfunded commitments. Where available fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in

HSBC USA Inc.
determining the fair value estimate. We also may hold discussion on value directly with potential investors. For certain commercial loans held for sale, the fair value measurement process uses significant unobservable inputs to adjust market prices which are specific to the characteristics of the loans.
Commercial loans held for sale – Commercial loans held for sale (that are not designated under FVO as discussed above) are recorded at the lower of amortized cost or fair value. The fair value of commercial loans held for sale is estimated using observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. We also may hold discussion on value directly with potential investors or take into account underlying collateral values.
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
Securities - Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security classes:
•U.S. Treasury, U.S. Government agency and U.S. Government sponsored enterprises – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For certain government securities which do not transact in an active market, fair value is determined primarily based on pricing information obtained from pricing services and is verified by internal review processes.
•Asset-backed securities – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral.
•Foreign debt securities - Government and public sector entity/bank securities primarily transact in an active market and therefore fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the fund manager. Unfunded commitments associated with these investments totaled $20 million at both December 31, 2025 and 2024.
Derivatives – Derivatives are recorded at fair value. Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including receivables (payables) for cash collateral posted (received), are offset and presented net in accordance with accounting principles which allow the offsetting of amounts.
Derivatives traded on an exchange are valued using quoted prices. OTC derivatives, which comprise a majority of derivative contract positions, are valued using valuation techniques such as discounted cash flows or an option pricing model. The fair value for the majority of our derivative instruments are determined based on internally developed models that utilize independently corroborated market parameters, including interest rate yield curves, option volatilities, and currency rates. For complex or long-dated derivative products where market data is not available, fair value may be affected by the underlying assumptions about, among other things, the timing of cash flows, expected exposure, probability of default and recovery rates. The fair values of certain structured derivative products are sensitive to unobservable inputs such as correlations of the referenced variables and volatilities of embedded options. These estimates are susceptible to significant change in future periods as market conditions change.
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

HSBC USA Inc.
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
Additional Disclosures About the Fair Value of Financial Instruments that are Not Carried at Fair Value on the Consolidated Balance Sheet The fair value estimates set forth below are made solely to comply with disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included in this report.
The carrying amount of certain financial instruments recorded at cost on the consolidated balance sheet is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, federal funds sold and purchased, securities purchased and sold under resale and repurchase agreements, deposits with no stated maturity (e.g., demand, savings and certain money market deposits), short-term borrowings and dividends payable.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy:

December 31, 2025	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in billions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$23.9	$23.9	$.8	$23.1	$—
Federal funds sold and securities purchased under agreements to resell	9.3	9.3	—	9.3	—
Securities held-to-maturity, net of allowance for credit losses	18.3	18.1	2.8	15.3	—
Commercial loans, net of allowance for credit losses	38.9	39.7	—	—	39.7
Commercial loans held for sale	1.3	1.3	—	1.3	—
Consumer loans, net of allowance for credit losses	20.5	19.8	—	—	19.8
Financial liabilities:
Short-term financial liabilities	$7.3	$7.3	$—	$7.3	$—
Deposits	120.5	120.5	—	120.5	—
Long-term debt	14.8	15.1	—	15.1	—

HSBC USA Inc.

December 31, 2024	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in billions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$23.2	$23.2	$.6	$22.6	$—
Federal funds sold and securities purchased under agreements to resell	14.3	14.3	—	14.3	—
Securities held-to-maturity, net of allowance for credit losses	17.8	17.0	2.7	14.3	—
Commercial loans, net of allowance for credit losses	40.5	41.6	—	—	41.6
Consumer loans, net of allowance for credit losses	21.7	19.4	—	—	19.4
Financial liabilities:
Short-term financial liabilities	$7.4	$7.4	$—	$7.4	$—
Deposits	119.4	119.4	—	119.4	—
Long-term debt	12.8	13.3	—	13.3	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $205 million and $168 million at December 31, 2025 and 2024, respectively.

HSBC USA Inc.
26. Litigation and Regulatory Matters

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
For the legal matters disclosed below, including litigation and governmental and regulatory matters as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $100 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate. Based on the facts currently known, in respect of each of the disclosed investigations, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be significant.
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
Various merchants have filed individual opt-out suits seeking unspecified damages in either state or federal court, most of which were transferred to the consolidated multidistrict litigation. A large majority of opt-out merchants have entered into settlement agreements with the defendants in those actions and certain HSBC entities that, pursuant to the Sharing Agreements, are responsible for a pro rata portion of any such settlement amount. In July 2024, the Judicial Panel on Multidistrict Litigation

HSBC USA Inc.
remanded certain of the remaining actions back to the courts where they were originally filed. The first trials in these matters are scheduled to take place in April 2026 in the U.S. District Court for the Southern District of New York.
Investigations
In 2020, the Competition Commission of South Africa, having initially referred a complaint for proceedings before the South African Competition Tribunal in 2017, filed a revised complaint against HSBC Bank USA and other financial institutions for alleged anti-competitive behavior in the South African foreign exchange market, seeking injunctive relief prohibiting the alleged conduct and unspecified damages. In January 2024, the South African Competition Appeal Court dismissed HSBC Bank USA from the revised complaint. The Competition Commission has appealed the dismissal of HSBC Bank USA to the Constitutional Court of South Africa.
Precious Metals Fix Matters
In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) HSBC, HSBC Bank plc, HSBC Bank USA and other members of The London Silver Market Fixing Limited are defending a class action pending in the U.S. District Court for the Southern District of New York (transferred and centralized class actions filed in 2014 in the Southern and Eastern Districts of New York) alleging that, from January 2007 to December 2013, the defendants conspired to manipulate the price of silver and silver derivatives for their collective benefit in violation of U.S. antitrust laws, the U.S. Commodity Exchange Act and New York state law. In May 2023, this action, which seeks damages for unspecified amounts, was dismissed but remains pending on appeal. Based on the facts currently known, it is not practicable at this time for the HSBC defendants to predict the resolution of this matter, including the timing or any possible impact, which could be significant.
Canada Litigation HSBC, HSBC Bank plc, HSBC USA, HSI, HSBC Bank Canada, HSBC Securities Canada and other financial institutions are defending four 2015 putative class actions filed in the Ontario and Quebec, Canada, Superior Courts of Justice (1) DiFilippo and Caron v. The Bank of Nova Scotia, et al. (Superior Court of Justice, Ontario Province); (2) DiFilippo and Caron v. The Bank of Nova Scotia, et al. (Superior Court of Justice, Ontario Province); (3) Benoit v. Bank of Nova Scotia, et al. (Superior Court of Justice, Québec Province); and (4) Ayas v. La Banque de Nouvelle-Ecosse, et. al. (Superior Court of Justice, Quebec Province) alleging that the defendants conspired to manipulate the price of silver, gold and related derivatives in violation of the Canadian Competition Act and common law. Two of the actions have been stayed, and in each of the two other actions the plaintiffs are seeking Canadian dollar $1 billion in damages plus Canadian dollar $250 million in punitive damages. The HSBC defendants have reached a settlement with the plaintiffs to resolve these matters. The settlement, the impact of which is not significant and is fully reserved, is subject to court approval.
Madoff Litigation
Various HSBC companies have been named as defendants in lawsuits arising out of the fraud at Bernard L. Madoff Investment Securities LLC ("Madoff Securities").
Trustee litigation: The Madoff Securities trustee (the "Trustee") has brought lawsuits in the U.S. Bankruptcy Court for the Southern District of New York against various HSBC companies and others seeking recovery of alleged transfers from Madoff Securities to the HSBC companies, including HSBC USA in the amount of $27 million and HSBC Bank USA in the amount of $82 million.
In September 2025, the U.S. Bankruptcy Court for the Southern District of New York dismissed certain claims against HSBC Bank USA in the amount of $32 million. The Trustee has appealed. The Trustee's remaining claims against HSBC USA and HSBC Bank USA, which amount to $77 million, are pending.
The Trustee has filed a claim against various HSBC companies, including HSBC Bank USA, in the High Court of England and Wales seeking recovery of alleged transfers from Madoff Securities to the HSBC companies. The claim has not yet been served and the amount claimed has not been specified.
Fairfield Funds litigation: Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited (each in liquidation and together, the "Fairfield Funds") brought lawsuits in the U.S. Bankruptcy Court for the Southern District of New York against various HSBC companies and others seeking recovery of alleged transfers from the Fairfield Funds to the HSBC companies (that acted as nominees for clients). In March 2025, the claims against HSBC Bank USA were dismissed pursuant to a settlement between Fairfield Funds and a non-HSBC defendant who had allegedly been the initial recipient of the redemption payments Fairfield Funds had sought to recover from HSBC Bank USA.
Based on the facts currently known, it is not practicable at this time for us to predict the resolution of these matters, including the timing or any possible impact on us, which could be significant.
Benchmark Rate Litigation
HSBC, HSBC Bank plc, HSBC USA and HSBC Bank USA are defending two individual actions in the U.S. District Court for the Southern District of New York (In re LIBOR-Based Financial Instruments Antitrust Litigation) which allege that such

HSBC USA Inc.
entities violated various U.S. federal and state laws, including antitrust laws, related to the setting of U.S. dollar Libor, and seek damages for unspecified amounts. In September 2025, the U.S. District Court for the Southern District of New York granted the defendants' joint motion for summary judgment and dismissed these actions. The plaintiffs, the Federal Home Loan Mortgage Corporation and the FDIC, have appealed.
Based on the facts currently known, it is not practicable at this time for us to predict the resolution of these matters, including the timing or any possible impact on us, which could be significant.
Mortgage Securitization Matters
In addition to the repurchase risk described in Note 24, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $2.2 billion and $2.3 billion at December 31, 2025 and 2024, respectively.
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
Mortgage Securitization Trust Litigation Beginning in 2014, a number of lawsuits were filed in various state and federal courts in the U.S. against HSBC Bank USA, as trustee of more than 280 mortgage securitization trusts, seeking unspecified damages for losses in collateral value allegedly sustained by the trusts. Nearly all of these lawsuits have either been settled or dismissed; one action filed in May 2021 by Freedom Trust 2011-2 and ARI Investments LLC, remains pending in New York State Supreme Court, New York County.
Based on the facts currently known, it is not practicable at this time for us to predict the resolution of these matters, including the timing or any possible impact on us, which could be significant.
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
In January 2026, First Citizens amended its complaint to add claims purportedly assigned by the FDIC. These include claims concerning the period between SVB's entry into FDIC receivership and First Citizens' purchase of SVB's U.S. assets. First Citizens also seeks to bring certain claims and defendants dismissed by the court in July 2024 back into the litigation (not including HSBC USA). Defendants have moved to dismiss this amended complaint. Based on the facts currently known, it is not practicable at this time for us to predict the resolution of this matter, including the timing or any possible impact on us, which could be significant.
Anti-Terrorism Act Cases
Since November 2014, a number of lawsuits have been filed in the U.S. District Court for the Eastern District of New York and the U.S. District Court for the Southern District of New York against HSBC, HSBC Bank USA, HSBC North America, HSBC Bank plc and/or HSBC Bank Middle East Limited and others on behalf of plaintiffs who are, or are related to, alleged victims of terrorist attacks in the Middle East. In each case, it is alleged that the defendants are civilly liable for the attacks under the U.S. Anti-Terrorism Act because they allegedly provided support to terrorist organizations, including by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. and by providing banking services to customers alleged to have connections to terrorism financing. Six actions, which seek damages for unspecified amounts, remain pending. One of these actions (Timothy O'Sullivan, et al. v. Deutsche Bank AG, et al.) has been dismissed but may be appealed. The other five actions remain at an early procedural stage ((1) Kathaleen Freeman, et al. v. HSBC Holdings plc, et al.; (2) Joel Tavera, et al. v. Deutsche Bank AG, et al.; (3) James Donaldson v. HSBC Holdings plc, et al.; (4) Kathleen Stephens v. HSBC Holdings plc, et al.; and (5) a second, distinct case also captioned Timothy O'Sullivan, et al. v. Deutsche Bank AG, et al.). Based on the facts currently known, it is not practicable at this time for us to predict the resolution of these matters, including the timing or any possible impact on us, which could be significant.

HSBC USA Inc.
Other Regulatory and Law Enforcement Investigations
In 2014, the Argentine tax authority filed a complaint against several individuals, including some current and former HSBC employees, alleging tax evasion and an unlawful tax association between HSBC Private Bank Suisse SA, HSBC Bank Argentina and HSBC Bank USA and certain HSBC officers, which allegedly enabled HSBC customers to evade Argentine tax obligations. To date, none of the cases against the individuals has been referred to trial. In early February 2026, three individuals, none of whom were affiliated with HSBC, asked the court to dismiss the charges against them as time-barred. No charges have been brought against any HSBC entity. Based on the facts currently known, it is not practicable at this time for us to predict the resolution of these matters, including the timing or any possible impact on us.

HSBC USA Inc.
27. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow:

Balance Sheet At December 31,	2025	2024
	(in millions)
Assets:
Receivables and balances due from subsidiaries	$14,124	$14,782
Receivables and balances due from other HSBC affiliates	6,072	5,055
Investment in subsidiaries:
Banking	16,256	15,789
Other	250	250
Other assets	238	244
Total assets	$36,940	$36,120
Liabilities:
Interest, taxes and other liabilities	$60	$94
Payables due to subsidiaries	16	4
Payables due to other HSBC affiliates	91	57
Short-term borrowings	4,058	5,660
Long-term debt(1)	10,139	9,428
Long-term debt due to other HSBC affiliates(1)	10,137	8,388
Total liabilities	24,501	23,631
Total equity	12,439	12,489
Total liabilities and equity	$36,940	$36,120

(1)Contractual scheduled maturities for the debt over the next five years are as follows: 2026 – $2.5 billion; 2027 – $3.4 billion; 2028 – $5.8 billion; 2029 – $1.7 billion; 2030 – $3.4 billion; and thereafter – $3.5 billion.

HSBC USA Inc.

Statements of Income and Comprehensive Income Year Ended December 31,	2025	2024	2023
	(in millions)
Income:
Dividends from banking subsidiaries	$1,429	$1,195	$1,940
Dividends from other subsidiaries	30	20	15
Interest from subsidiaries	430	532	526
Interest from other HSBC affiliates	282	214	194
Other income from other HSBC Affiliates	682	258	951
Other income (loss)	(673)	(270)	(961)
Total income	2,180	1,949	2,665
Expenses:
Interest to subsidiaries	—	—	54
Interest to other HSBC Affiliates	444	214	172
Other interest expense	834	1,107	1,091
Other expenses with subsidiaries	12	17	13
Other expenses with other HSBC Affiliates	3	1	—
Other expenses	2	—	2
Total expenses	1,295	1,339	1,332
Income before taxes and equity in undistributed income (loss) of subsidiaries	885	610	1,333
Income tax benefit	(122)	(129)	(143)
Income before equity in undistributed income (loss) of subsidiaries	1,007	739	1,476
Equity in undistributed income (loss) of subsidiaries	94	86	(1,083)
Net income	$1,101	$825	$393
Other comprehensive income	393	154	649
Comprehensive income	$1,494	$979	$1,042

HSBC USA Inc.

Statement of Cash Flows Year Ended December 31,	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$1,101	$825	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3	5	3
Net change in other assets and liabilities	409	(123)	794
Undistributed (income) loss of subsidiaries	(94)	(86)	1,083
Other, net	(9)	(3)	(9)
Cash provided by operating activities	1,410	618	2,264
Cash flows from investing activities:
Net change in investments in and balances due from subsidiaries	696	(515)	(889)
Net change in balances due from other HSBC affiliates	(1,022)	(2,395)	875
Cash used in investing activities	(326)	(2,910)	(14)
Cash flows from financing activities:
Net change in deposits from other HSBC affiliates	9	(32)	41
Net change in short-term borrowings	(1,602)	220	(878)
Issuance of long-term debt	12,760	9,254	4,546
Repayment of long-term debt	(10,707)	(7,021)	(4,435)
Other decreases in capital surplus	(26)	(13)	(8)
Dividends paid	(1,518)	(116)	(1,516)
Cash provided by (used in) financing activities	(1,084)	2,292	(2,250)
Net change in cash and due from banks and interest bearing deposits with banks	—	—	—
Cash and due from banks and interest bearing deposits with banks at beginning of year	—	—	—
Cash and due from banks and interest bearing deposits with banks at end of year	$—	$—	$—
Cash paid for:
Interest	$1,283	$1,289	$1,178
HSBC Bank USA is subject to legal restrictions on certain transactions with its non-bank affiliates in addition to the restrictions on the payment of dividends to us. See Note 22, "Retained Earnings and Regulatory Capital Requirements," for further discussion.

HSBC USA Inc.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2025, 2024 and 2023, there were no disagreements on accounting and financial disclosure matters between us and PricewaterhouseCoopers LLP ("PwC") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in its reports on our financial statements.

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC USA's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria related to internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework (2013)."
Based on the assessment performed, management concluded that as of December 31, 2025, HSBC USA's internal control over financial reporting was effective.

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
To comply with this requirement, HSBC has requested relevant information from its affiliates globally. The following activities conducted by HUSI and our affiliates during the period covered by this Form 10-K are disclosed in response to Section 13(r) and are not material to the business of HUSI or the HSBC Group:
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
There was no measurable gross revenue in 2025 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in 2025, and approximately 14 remain outstanding.

HSBC USA Inc.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:
The HSBC Group acts as the trustee and administrator for a pension scheme involving employees of a U.S.-sanctioned Iranian bank in Asia. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with applicable laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during 2025, was approximately $2,224.
For the Iranian bank-related activity discussed above, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure.
The HSBC Group currently intends to continue to wind down the above activities, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224
The HSBC Group has a corporate customer in Asia that was designated under Executive Order 13224 in 2025. Immediately following the designation, and prior to the accounts being restricted, the HSBC Group processed two low-value local currency domestic payments for the customer.
The HSBC Group had an individual customer in Europe that was designated under Executive Order 13224 in 2021. The relationship was exited in 2025 and, as part of the exit process, the HSBC Group wrote off a de minimis local currency balance owed by the customer.
The HSBC Group had an individual customer in Latin America that was designated under Executive Order 13224 in 2025. Shortly following the designation and before the account was restricted, the HSBC Group processed three small local currency domestic payments for its customer.
The HSBC Group had an individual customer in the Middle East that was designated under Executive Order 13224 in 2021. The customer's accounts were restricted at the time of designation and the relationship was exited during 2025. As part of the exit process, the HSBC Group returned the customer's funds to the customer.
During 2025, as part of the settlement of the estate of a deceased customer in the Middle East, the HSBC Group processed a local currency domestic payment from the deceased customer's account to an individual designated under Executive Order 13224 who acted as representative for the deceased customer's heirs.
The HSBC Group has individual and corporate customers in the Middle East that, during 2025, made local currency check payments for the rental of property to a corporate entity designated under Executive Order 13224. The HSBC Group processed these checks on behalf of its customers.
During 2025, pursuant to general licenses issued by the U.S. Department of the Treasury's Office of Foreign Assets Control, HUSI processed a small number of low-value U.S. dollar payments to the account of a non-designated non-governmental organization held at a financial institution designated under Executive Order 13224 and one U.S. dollar payment from an entity designated pursuant to Executive Order 13224 to a non-designated HUSI corporate customer.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during 2025.
Activity related to U.S. Executive Order 13382
The HSBC Group had a corporate customer in Asia that was designated under Executive Order 13382 in 2025. Immediately following the designation, and prior to the accounts being restricted, the HSBC Group processed two payments for the customer. The relationship was exited in 2025 and, as part of the exit process, the HSBC Group returned the customer's funds to the customer.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during 2025.
Other activity
The HSBC Group has a non-Iranian insurance company customer in the Middle East that, during 2025, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has three customers in the Middle East that, during 2025, made local currency domestic payments for medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customers to the hospital.

HSBC USA Inc.
The HSBC Group has three corporate customers in the Middle East that, during 2025, received local currency checks from a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed the checks from the hospital to its customers.
The HSBC Group has individual and corporate customers in the Middle East that, during 2025, received local currency checks from an insurance company located outside Iran that is owned by the Government of Iran. The HSBC Group processed these checks from the insurance company to its customers.
The HSBC Group has individual and corporate customers in Europe that, during 2025, made local currency domestic payments to, or received such payments from, an Iranian embassy. Generally, these customers appear to receive consular or other services provided by the embassy or provide goods and services that support the conduct of the official business of the embassy. The HSBC Group processed these payments between its customers and the Iranian embassy.
The HSBC Group has an individual customer in Europe that is employed by a bank located outside Iran that is owned by the Government of Iran. During 2025, the HSBC Group processed local currency salary payments received via a bank that is not owned by the Government of Iran to its customer. The HSBC Group is in the process of exiting the customer.
During 2025, the HSBC Group processed two low value local currency payments to a pension fund in Europe from an account held at a non-designated financial institution by an insurance company located outside Iran that is owned by the Government of Iran.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during 2025.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed, authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during 2025. There was no measurable gross revenue or net profit to the HSBC Group during 2025 relating to these frozen accounts.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Omitted.

HSBC USA Inc.
Item 14. Principal Accounting Fees and Services

Audit Fees The aggregate amount billed by our principal accountant, PricewaterhouseCoopers LLP ("PwC"), for audit services performed during the fiscal years ended December 31, 2025 and 2024 was $9,306,000 and $8,925,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees The aggregate amount billed by PwC in connection with audit related services performed during the fiscal years ended December 31, 2025 and 2024 was $1,922,000 and $2,213,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees The aggregate amount billed by PwC for tax related services performed during the fiscal years ended December 31, 2025 and 2024 was nil and nil, respectively.
All Other Fees The aggregate amount billed by PwC for other services performed during the fiscal years ended December 31, 2025 and 2024 was nil and nil, respectively.
All of the fees described above were approved by HSBC USA's Audit Committee.
The Audit Committee follows a written policy that requires pre-approval of all audit and audit related services to be provided by PwC. Pursuant to the policy, the Audit Committee annually pre-approves the audit services engagement and specific audit and audit-related services. PwC does not perform any tax, compliance or other services which are not audit or audit-related. Any service not included in the annual pre-approval must be submitted on a case-by-case basis to the Audit Committee for pre-approval. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Chair of the Audit Committee and to the full Audit Committee at its next regular meeting for approval.

HSBC USA Inc.
PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
The consolidated financial statements listed below, together with an opinion of PwC dated February 25, 2026 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the years ended December 31, 2025, 2024 and 2023, (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Balance Sheet at December 31, 2025 and 2024, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

Omitted.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day the 25th of February 2026.

HSBC USA INC.

By:	/s/ JASON HENDERSON
Jason Henderson
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this day, the 25th of February 2026.

Signature	Title

/s/ J. HENDERSON	President, Chief Executive Officer, Chair and Director
(J. Henderson)	(as Principal Executive Officer)

/s/ E. AVILÉS	Director
(E. Avilés)

/s/ P. ELMGART	Director
(P. Elmgart)

/s/ M. L. FLOWERS	Director
(M. L. Flowers)

/s/ W. L. HARTMANN	Director
(W. L. Hartmann)

/s/ C. H. LARSON	Director
(C. H. Larson)

/s/ G. W. MADISON	Director
(G. W. Madison)

/s/ L. K. POLSKY	Director
(L. K. Polsky)

/s/ A. D. SCHROEDER	Director
(A. D. Schroeder)

/s/ A. FULLAM	Chief Financial Officer
(A. Fullam)	(as Principal Financial Officer)

/s/ D. PALOMAKI	Financial Controller
(D. Palomaki)	(as Principal Accounting Officer)