Form 10-Q
period 2026-03-31
HSBC USA INC /MD/
filed 2026-05-05
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 1, 2026, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2026	2025
	(in millions)
Interest income:
Loans	$798	$876
Securities	498	460
Trading securities	102	91
Short-term investments	282	434
Other	16	19
Total interest income	1,696	1,880
Interest expense:
Deposits	759	934
Short-term borrowings	98	126
Long-term debt	273	280
Other	14	14
Total interest expense	1,144	1,354
Net interest income	552	526
Provision for credit losses	48	118
Net interest income after provision for credit losses	504	408
Other revenues:
Trust and investment management fees	48	41
Other fees and commissions	203	179
Trading revenue	197	193
Other securities gains, net	11	3
Servicing and other fees from HSBC affiliates	102	102
Gain (loss) on instruments designated at fair value and related derivatives	(5)	(3)
Other income (loss)	(12)	1
Total other revenues	544	516
Operating expenses:
Salaries and employee benefits	128	148
Support services from HSBC affiliates	460	404
Occupancy expense, net	11	12
Other expenses	70	96
Total operating expenses	669	660
Income before income tax	379	264
Income tax expense	88	63
Net income	$291	$201
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31,	2026	2025
	(in millions)
Net income	$291	$201
Net change in unrealized gains (losses), net of tax:
Investment securities	(105)	189
Fair value option liabilities attributable to our own credit spread	40	3
Derivatives designated as cash flow hedges	—	(79)
Total other comprehensive income (loss)	(65)	113
Comprehensive income	$226	$314
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2026	December 31, 2025
	(in millions)
Assets
Cash and due from banks	$754	$762
Interest bearing deposits with banks	24,598	23,148
Federal funds sold and securities purchased under agreements to resell	3,293	9,252
Trading assets (includes $2.8 billion and $3.5 billion pledged to creditors)	23,604	22,757
Securities available-for-sale (amortized cost of $34.3 billion and $31.7 billion, and includes $2.5 billion and $0.0 billion pledged to creditors)	32,551	30,030
Securities held-to-maturity (fair value of $19.7 billion and $18.1 billion)	19,979	18,293
Loans	61,586	59,894
Less – allowance for credit losses	481	442
Loans, net	61,105	59,452
Loans held for sale (includes $0.7 billion and $0.6 billion designated under fair value option)	1,378	1,925
Properties and equipment, net	73	72
Goodwill	458	458
Other assets	6,956	6,261
Total assets	$174,749	$172,410
Liabilities
Debt:
Domestic deposits:
Noninterest bearing	$23,679	$20,066
Interest bearing (includes $3.5 billion and $3.6 billion designated under fair value option)	91,894	95,707
Foreign deposits - interest bearing	5,974	8,324
Total deposits	121,547	124,097
Short-term borrowings	8,590	7,289
Long-term debt (includes $7.6 billion and $8.3 billion designated under fair value option)	24,345	23,026
Total debt	154,482	154,412
Trading liabilities	3,150	2,355
Interest, taxes and other liabilities	4,466	3,204
Total liabilities	162,098	159,971
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding)	—	—
Additional paid-in capital	12,687	12,701
Retained earnings	1,143	852
Accumulated other comprehensive loss	(1,444)	(1,379)
Total common equity	12,386	12,174
Total equity	12,651	12,439
Total liabilities and equity	$174,749	$172,410
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31,	2026	2025
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,701	12,727
Employee benefit plans	(14)	(7)
Balance at end of period	12,687	12,720
Retained earnings
Balance at beginning of period	852	1,269
Net income	291	201
Balance at end of period	1,143	1,470
Accumulated other comprehensive loss
Balance at beginning of period	(1,379)	(1,772)
Other comprehensive income (loss), net of tax	(65)	113
Balance at end of period	(1,444)	(1,659)
Total common equity	12,386	12,531
Total equity	$12,651	$12,796
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2026	2025
	(in millions)
Cash flows from operating activities
Net income	$291	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(11)	(8)
Provision for credit losses	48	118
Net realized gains on securities available-for-sale	(11)	(3)
Net change in other assets and liabilities	317	(562)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(283)	(335)
Sales and collections of loans held for sale	175	202
Net change in trading assets and liabilities	908	1,201
Loss on instruments designated at fair value and related derivatives	5	3
Net cash provided by operating activities	1,439	817
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	5,959	3,934
Securities available-for-sale:
Purchases of securities available-for-sale	(7,373)	(3,250)
Proceeds from sales of securities available-for-sale	3,934	1,846
Proceeds from paydowns and maturities of securities available-for-sale	661	916
Securities held-to-maturity:
Purchases of securities held-to-maturity	(2,106)	(694)
Proceeds from paydowns and maturities of securities held-to-maturity	435	366
Change in loans:
Originations, net of collections	(3,834)	(797)
Loans sold to third parties	1,481	146
Other, net	(47)	(26)
Net cash provided by (used in) investing activities	(890)	2,441
Cash flows from financing activities
Net change in deposits	(2,474)	2,382
Debt:
Net change in short-term borrowings	1,677	271
Issuance of long-term debt	4,869	2,481
Repayment of long-term debt	(3,165)	(2,329)
Other decreases in capital surplus	(14)	(7)
Net cash provided by financing activities	893	2,798
Net change in cash and due from banks and interest bearing deposits with banks	1,442	6,056
Cash and due from banks and interest bearing deposits with banks at beginning of period	23,910	23,246
Cash and due from banks and interest bearing deposits with banks at end of period	$25,352	$29,302
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	8	10	Fee Income from Contracts with Customers	29
2	Trading Assets and Liabilities	9	11	Related Party Transactions	30
3	Securities	10	12	Business Segments	32
4	Loans	13	13	Retained Earnings and Regulatory Capital Requirements	35
5	Allowance for Credit Losses	19	14	Variable Interest Entities	36
6	Loans Held for Sale	21	15	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	37
7	Derivative Financial Instruments	21	16	Fair Value Measurements	42
8	Fair Value Option	26	17	Litigation and Regulatory Matters	51
9	Accumulated Other Comprehensive Loss	28	18	New Accounting Pronouncements	52

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. HSBC USA's principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.
2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Trading assets:
U.S. Treasury	$4,116	$3,791
U.S. Government agency issued or guaranteed	1	2
U.S. Government sponsored enterprises	893	1,347
Foreign bonds	1,445	914
Equity securities	14,654	15,141
Precious metals(1)	1,471	196
Derivatives, net	1,024	1,366
Total trading assets	$23,604	$22,757
Trading liabilities:
Securities sold, not yet purchased	$1,115	$1,438
Payables for precious metals(1)	937	86
Derivatives, net	1,098	831
Total trading liabilities	$3,150	$2,355

(1)In the first quarter of 2026, we reclassified $1.2 billion of precious metal lease assets from loans to trading assets and $0.8 billion of precious metal lease liabilities from short-term borrowings to trading liabilities on the consolidated balance sheet, which generally have a maturity of three months or less, to align with our risk management practices. Prior period amounts were not reclassified as the impact was not material.
At March 31, 2026 and December 31, 2025, the fair value of derivatives included in trading assets is net of $2,757 million and $1,600 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2026 and December 31, 2025, the fair value of derivatives included in trading liabilities is net of $1,099 million and $1,143 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 7, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $47 million and $42 million during the three months ended March 31, 2026 and 2025, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

March 31, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$15,602	$9	$(173)	$15,438
U.S. Government sponsored enterprises(1)	4,528	2	(813)	3,717
U.S. Government agency issued or guaranteed(1)	9,635	11	(793)	8,853
Asset-backed securities collateralized by:
Home equity mortgages	8	—	—	8
Corporate loans	154	—	—	154
Other	85	—	(9)	76
Foreign debt securities(2)	4,299	8	(2)	4,305
Total available-for-sale securities	$34,311	$30	$(1,790)	$32,551
Securities held-to-maturity:
U.S. Treasury	$4,962	$—	$(32)	$4,930
U.S. Government sponsored enterprises(1)	1,039	2	(49)	992
U.S. Government agency issued or guaranteed(1)	13,976	77	(287)	13,766
Obligations of U.S. states and political subdivisions	2	—	—	2
Total held-to-maturity securities	$19,979	$79	$(368)	$19,690

December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,895	$32	$(107)	$13,820
U.S. Government sponsored enterprises(1)	4,603	2	(808)	3,797
U.S. Government agency issued or guaranteed(1)	8,750	11	(752)	8,009
Asset-backed securities collateralized by:
Home equity mortgages	8	—	—	8
Corporate loans	179	—	—	179
Other	85	—	(9)	76
Foreign debt securities(2)	4,131	11	(1)	4,141
Total available-for-sale securities	$31,651	$56	$(1,677)	$30,030
Securities held-to-maturity:
U.S. Treasury	$2,846	$7	$(4)	$2,849
U.S. Government sponsored enterprises(1)	1,062	3	(47)	1,018
U.S. Government agency issued or guaranteed(1)	14,383	130	(245)	14,268
Obligations of U.S. states and political subdivisions	2	—	—	2
Total held-to-maturity securities	$18,293	$140	$(296)	$18,137

(1)U.S. Government sponsored and U.S. Government agency securities primarily represent mortgage-backed securities, including collateralized mortgage obligations.
(2)Foreign debt securities primarily represent public sector entity/bank and government debt.
Securities Available-for-Sale The following provides additional information about our portfolio of securities available-for-sale:
Allowance for credit losses On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a debt security available-for-sale in an unrealized loss position has suffered impairment due to credit factors. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2025 Form 10-K for further discussion.

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
At both March 31, 2026 and December 31, 2025, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type classified as to the length of time the losses have existed:

	One Year or Less		Greater Than One Year
	Gross Unrealized Losses	Aggregate Fair Value of Investment	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(in millions)
At March 31, 2026
U.S. Treasury	$(20)	$5,722	$(153)	$3,135
U.S. Government sponsored enterprises	—	—	(813)	3,511
U.S. Government agency issued or guaranteed	(8)	1,583	(785)	6,128
Asset-backed securities	—	—	(9)	84
Foreign debt securities	(2)	2,228	—	—
Securities available-for-sale	$(30)	$9,533	$(1,760)	$12,858
At December 31, 2025
U.S. Treasury	$—	$—	$(107)	$3,419
U.S. Government sponsored enterprises	—	—	(808)	3,592
U.S. Government agency issued or guaranteed	—	50	(752)	6,313
Asset-backed securities	—	129	(9)	85
Foreign debt securities	(1)	1,541	—	—
Securities available-for-sale	$(1)	$1,720	$(1,676)	$13,409
Gross unrealized losses increased compared with December 31, 2025 primarily due to increasing yields on U.S. Treasury and U.S. Government agency securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies, discussed further above. At March 31, 2026, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("lifetime ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both March 31, 2026 and December 31, 2025, the allowance for credit losses on securities held-to-maturity was nil.
At both March 31, 2026 and December 31, 2025, none of our securities held-to-maturity were past due or in nonaccrual status.

HSBC USA Inc.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At both March 31, 2026 and December 31, 2025, all of our securities held-to-maturity were investment grade.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2026	2025
	(in millions)
Gross realized gains	$11	$3
Gross realized losses	—	—
Net realized gains	$11	$3
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2026 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at March 31, 2026, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2026.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$10,996	3.61%	$2,236	3.89%	$2,370	2.99%
U.S. Government sponsored enterprises	57	1.91	290	1.67	1	2.84	4,180	1.80
U.S. Government agency issued or guaranteed	—	—	—	—	1	5.72	9,634	3.37
Asset-backed securities	—	—	39	4.37	46	3.90	162	4.92
Foreign debt securities	1,892	.96	1,708	4.01	699	4.11	—	—
Total amortized cost	$1,949	.99%	$13,033	3.62%	$2,983	3.94%	$16,346	2.93%
Total fair value	$1,948		$13,008		$2,975		$14,620
Held-to-maturity:
U.S. Treasury	$—	—%	$3,116	3.68%	$1,846	3.92%	$—	—%
U.S. Government sponsored enterprises	—	—	180	2.92	565	3.66	294	2.90
U.S. Government agency issued or guaranteed	—	—	—	—	8	5.85	13,968	4.70
Obligations of U.S. states and political subdivisions	—	—	2	3.45	—	—	—	—
Total amortized cost	$—	—%	$3,298	3.64%	$2,419	3.86%	$14,262	4.66%
Total fair value	$—		$3,278		$2,381		$14,031

HSBC USA Inc.
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Equity securities carried at fair value	$241	$243
Equity securities without readily determinable fair values	17	17
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the first quarter of 2026 and 2025, impairment losses on equity securities without readily determinable fair values were immaterial.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $437 million, respectively, at both March 31, 2026 and December 31, 2025. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

4. Loans

In connection with the simplification of our organizational structure and to better reflect how we manage our remaining commercial mortgage loan exposure, in the first quarter of 2026, we updated our presentation of commercial loans. Commercial mortgages previously reported within real estate, including construction are now presented as a separate category. Unsecured loans and loans that are indirectly secured by commercial real estate are now included within business and corporate banking. As a result, we have reclassified $3.2 billion of loans to business and corporate banking at December 31, 2025 to conform to the current year presentation. All tables below have been recast, as applicable, to reflect this change.
Loans consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Commercial loans:
Commercial mortgages	$1,263	$1,439
Business and corporate banking	30,635	28,305
Other commercial:
Affiliates(1)	5,852	6,035
Other	3,484	3,565
Total other commercial	9,336	9,600
Total commercial	41,234	39,344
Consumer loans:
Residential mortgages	19,609	19,789
Other consumer	743	761
Total consumer	20,352	20,550
Total loans	$61,586	$59,894

(1)See Note 11, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
At March 31, 2026 and December 31, 2025, net deferred origination costs and net unamortized discounts on our loans were immaterial.

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

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At March 31, 2026
Commercial loans:
Commercial mortgages	$—	$105	$105	$1,158	$1,263
Business and corporate banking	103	81	184	30,451	30,635
Other commercial	138	—	138	9,198	9,336
Total commercial	241	186	427	40,807	41,234
Consumer loans:
Residential mortgages	178	112	290	19,319	19,609
Other consumer	7	8	15	728	743
Total consumer	185	120	305	20,047	20,352
Total loans	$426	$306	$732	$60,854	$61,586
At December 31, 2025
Commercial loans:
Commercial mortgages	$—	$106	$106	$1,333	$1,439
Business and corporate banking	239	15	254	28,051	28,305
Other commercial	41	—	41	9,559	9,600
Total commercial	280	121	401	38,943	39,344
Consumer loans:
Residential mortgages	178	100	278	19,511	19,789
Other consumer	6	8	14	747	761
Total consumer	184	108	292	20,258	20,550
Total loans	$464	$229	$693	$59,201	$59,894

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At March 31, 2026
Commercial loans:
Commercial mortgages	$251	$—	$1
Business and corporate banking	306	—	76
Total commercial	557	—	77
Consumer loans:
Residential mortgages(1)	211	—	84
Other consumer	8	4	6
Total consumer	219	4	90
Total nonperforming loans	$776	$4	$167
At December 31, 2025
Commercial loans:
Commercial mortgages	$257	$—	$2
Business and corporate banking	273	—	46
Other commercial	3	—	2
Total commercial	533	—	50
Consumer loans:
Residential mortgages(1)	206	—	67
Other consumer	9	4	6
Total consumer	215	4	73
Total nonperforming loans	$748	$4	$123

(1)At March 31, 2026 and December 31, 2025, includes $116 million and $99 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
Interest income that was recorded on nonaccrual loans and included in interest income was immaterial during the three months ended March 31, 2026 and 2025.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At March 31, 2026 and December 31, 2025, we had collateral-dependent residential mortgage loans totaling $269 million and $256 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For real estate, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. In situations where an appraisal is not used, borrower-specific factors such as operating results, cash flows and debt service ratios are reviewed along with relevant market data of comparable properties in order to create a 10-year cash flow model to be discounted at appropriate rates to present value. The collateral value for securities is based on their quoted market prices or broker quotes. The collateral value for other financial assets is generally based on appraisals or is estimated using a discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At March 31, 2026 and December 31, 2025, we had collateral-dependent commercial loans totaling $544 million and $513 million, respectively.

HSBC USA Inc.
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
Loan payment modifications made to consumer borrowers experiencing financial difficulty were immaterial during the three months ended March 31, 2026 and 2025.
The following table presents information about loan payment modifications made to commercial borrowers experiencing financial difficulty by type of modification, including the period-end carrying value and as a percentage of total loans:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended March 31, 2026
Commercial loans:
Commercial mortgages	$—	$—	$17	$—	$17	1.3%
Business and corporate banking	—	—	152	—	152	.5
Total commercial	$—	$—	$169	$—	$169	.4

Three Months Ended March 31, 2025
Commercial loans:
Business and corporate banking	$—	$—	$14	$—	$14	.1%
Total commercial	$—	$—	$14	$—	$14	.0

(1)Represents loans with more than one type of payment modification during the period.
At March 31, 2026 and December 31, 2025, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the respective year-to-date periods totaled $106 million and $116 million, respectively.
The following table summarizes the financial effect of loan payment modifications made to commercial borrowers experiencing financial difficulty by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Three Months Ended March 31, 2026
Commercial loans:
Commercial mortgages	—%	$—	0.5
Business and corporate banking	—	—	2.0

Three Months Ended March 31, 2025
Commercial loans:
Business and corporate banking	—%	$—	1.1
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

HSBC USA Inc.
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
Loans to commercial borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent were immaterial during the three months ended March 31, 2026 and 2025.
The following table presents the past due status of loans to commercial borrowers experiencing financial difficulty with a payment modification during the previous 12 months:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At March 31, 2026
Commercial loans:
Commercial mortgages	$—	$17	$—	$17
Business and corporate banking	—	69	286	355
Total commercial	$—	$86	$286	$372
At December 31, 2025
Commercial loans:
Commercial mortgages	$—	$18	$77	$95
Business and corporate banking	—	9	249	258
Total commercial	$—	$27	$326	$353

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
The following table summarizes the criticized status of our commercial loans, including a disaggregation of the loans by year of origination:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Mar. 31, 2026
	(in millions)
Commercial mortgages:
Pass rated	$—	$1	$—	$234	$196	$305	$—	$—	$736
Criticized	—	—	19	—	136	372	—	—	527
Total commercial mortgages	—	1	19	234	332	677	—	—	1,263
Business and corporate banking:
Pass rated	1,568	4,732	3,130	1,544	1,074	5,537	9,835	1,131	28,551
Criticized	6	402	566	154	124	292	530	10	2,084
Total business and corporate banking	1,574	5,134	3,696	1,698	1,198	5,829	10,365	1,141	30,635
Other commercial:
Pass rated	35	394	255	96	314	1,560	6,682	—	9,336
Total other commercial	35	394	255	96	314	1,560	6,682	—	9,336
Total commercial	$1,609	$5,529	$3,970	$2,028	$1,844	$8,066	$17,047	$1,141	$41,234

HSBC USA Inc.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2025
	(in millions)
Commercial mortgages:
Pass rated	$2	$18	$237	$266	$34	$278	$—	$—	$835
Criticized	—	1	—	120	—	483	—	—	604
Total commercial mortgages	2	19	237	386	34	761	—	—	1,439
Business and corporate banking:
Pass rated	4,634	3,496	1,504	1,486	798	4,887	8,316	1,040	26,161
Criticized	326	609	183	162	75	307	471	11	2,144
Total business and corporate banking	4,960	4,105	1,687	1,648	873	5,194	8,787	1,051	28,305
Other commercial:
Pass rated	484	319	87	319	338	1,192	6,861	—	9,600
Total other commercial	484	319	87	319	338	1,192	6,861	—	9,600
Total commercial	$5,446	$4,443	$2,011	$2,353	$1,245	$7,147	$15,648	$1,051	$39,344
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Three Months Ended March 31, 2026
Business and corporate banking	$—	$—	$—	$—	$—	$13	$—	$—	$13
Total commercial	$—	$—	$—	$—	$—	$13	$—	$—	$13

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Three Months Ended March 31, 2025
Business and corporate banking	$—	$—	$7	$—	$—	$—	$8	$—	$15
Total commercial	$—	$—	$7	$—	$—	$—	$8	$—	$15
Consumer Loan Credit Quality Indicator and Gross Charge-offs by Year of Origination
Delinquency  The primary credit quality indicator utilized to monitor our consumer loan portfolio is delinquency. At March 31, 2026 and December 31, 2025, delinquency for other consumer loans was immaterial.
The following table summarizes dollars of two-months-and-over contractual delinquency for our residential mortgage loan portfolio, including a disaggregation of the loans by year of origination:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total at Mar. 31, 2026
	(in millions)
Residential mortgages:
Current - 59 days past due	$605	$3,035	$2,333	$1,306	$2,074	$10,111	$—	$19,464
60 days or more past due(1)(2)	—	—	—	10	8	127	—	145
Total residential mortgages	$605	$3,035	$2,333	$1,316	$2,082	$10,238	$—	$19,609

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total at Dec. 31, 2025
	(in millions)
Residential mortgages:
Current - 59 days past due	$3,203	$2,575	$1,378	$2,100	$3,673	$6,723	$—	$19,652
60 days or more past due(1)(2)	—	3	9	10	—	115	—	137
Total residential mortgages	$3,203	$2,578	$1,387	$2,110	$3,673	$6,838	$—	$19,789

(1)At March 31, 2026 and December 31, 2025, includes $74 million and $57 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

HSBC USA Inc.
(2)At March 31, 2026 and December 31, 2025, includes $46 million and $30 million, respectively, of residential mortgage loans that were in the process of foreclosure.
Gross Charge-offs  Gross charge-off dollars in our consumer loan portfolio were immaterial during the three months ended March 31, 2026 and 2025.

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
Updates to Economic Scenarios and Other Changes During the Three Months Ended March 31, 2026 During the first quarter of 2026, economic uncertainty increased due to the impact of the conflict in the Middle East, including higher energy prices resulting from supply chain disruption, in addition to the ongoing uncertainty associated with tariffs, inflation and interest rates. As a result, in addition to updating our Consensus Economic Scenarios and our Alternative Downside scenario, we developed and utilized a fifth scenario for estimating lifetime ECL at March 31, 2026, referred to as the "Alternative Downside 2 scenario" to address the risks of an energy price shock from a more prolonged Middle East conflict. Each of the five scenarios were assigned weightings with the highest weighting placed on the Central scenario, the second highest weighting placed on the Alternative Downside 2 scenario, the third highest weighting placed on the Downside scenario, and the lowest weightings placed equally on the Upside and Alternative Downside scenarios. This weighting represents management's best estimate of lifetime ECL under current conditions. The following discussion summarizes the scenarios at March 31, 2026. The economic assumptions described in this section have been formed specifically for the purpose of calculating lifetime ECL.
The Central scenario assumes moderate economic growth in 2026 and 2027. As job gains slow and the unemployment rate edges up, the FRB moves forward with additional rate cuts in the near term despite elevated inflation. The downside scenarios encompass more adverse economic outcomes, ranging from a slowdown to a cyclical downturn to severe recessionary conditions, along with federal funds rate assumptions ranging from tightening to easing consistent with varying inflation and labor market conditions across scenarios, including higher inflation in the Alternative Downside 2 scenario driven by higher energy prices.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL:

	For the Quarter Ended
	Jun. 30, 2026	Dec. 31, 2026	Jun. 30, 2027	Dec. 31, 2027
Unemployment rate (quarterly average):
Forecast at March 31, 2026	4.5%	4.5%	4.4%	4.3%
Forecast at December 31, 2025	4.4	4.4	4.3	4.2
Gross domestic product growth rate (year-over-year):
Forecast at March 31, 2026	2.7	2.3	2.0	2.0
Forecast at December 31, 2025	1.7	1.9	2.0	2.0
While we believe that the assumptions used in our credit loss models are reasonable and within the parameters for which the models have been built and calibrated to operate, energy prices, tariffs, inflation and interest rates may adversely impact certain clients, which may not be fully captured by the models. As a result, adjustments to model outputs to reflect consideration of management judgment are used with stringent governance in place to ensure an appropriate lifetime ECL estimate.
The impact of the conflict in the Middle East, including higher energy prices, along with tariffs, inflation and interest rates will continue to evolve and impact our allowance for credit losses in future periods, the extent of which remains uncertain. We will continue to monitor these situations closely and adapt our approach as necessary to reflect management's current view of forecasted economic conditions.

HSBC USA Inc.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures See Note 3, "Securities," for information regarding the allowance for credit losses associated with our security portfolios. The following table summarizes the changes in the allowance for credit losses on loans by product or line of business:

	Commercial Loans			Consumer Loans
	Commercial Mortgages(1)	Business and Corporate Banking(1)	Other Comm'l	Residential Mortgages	Other Consumer	Total Loans
	(in millions)
Three Months Ended March 31, 2026
Allowance for credit losses – beginning of period	$108	$327	$1	$(12)	$18	$442
Provision charged (credited) to income	—	49	—	2	1	52
Charge-offs	—	(13)	—	(1)	(2)	(16)
Recoveries	—	—	—	1	2	3
Net (charge-offs) recoveries	—	(13)	—	—	—	(13)
Allowance for credit losses – end of period	$108	$363	$1	$(10)	$19	$481

Three Months Ended March 31, 2025
Allowance for credit losses – beginning of period	$135	$390	$1	$(12)	$23	$537
Provision charged (credited) to income	64	48	—	—	—	112
Charge-offs	—	(15)	—	—	(2)	(17)
Recoveries	—	—	—	1	1	2
Net (charge-offs) recoveries	—	(15)	—	1	(1)	(15)
Allowance for credit losses – end of period	$199	$423	$1	$(11)	$22	$634

(1)As discussed further in Note 4, "Loans," in the first quarter of 2026, we updated our presentation of commercial loans. Commercial mortgages previously reported within real estate, including construction are now presented as a separate category. Unsecured loans and loans that are indirectly secured by commercial real estate are now included within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
The following table summarizes the changes in the liability for off-balance sheet credit exposures:

Three Months Ended March 31,	2026	2025
	(in millions)
Balance at beginning of period	$166	$139
Provision charged (credited) to income	(4)	6
Balance at end of period	$162	$145
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

	March 31, 2026	December 31, 2025
	(in millions)
Accrued interest receivables:
Loans	$218	$222
Securities held-to-maturity	87	70
Other financial assets measured at amortized cost	35	26
Securities available-for-sale	197	169
Total accrued interest receivables	537	487
Allowance for credit losses	—	—
Accrued interest receivables, net	$537	$487
During the three months ended March 31, 2026 and 2025, charged-off accrued interest receivables were immaterial.

HSBC USA Inc.
6. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Commercial loans:
Commercial mortgages	$422	$1,252
Business and corporate banking	955	671
Total commercial	1,377	1,923
Consumer loans	1	2
Total loans held for sale	$1,378	$1,925
Commercial Loans During the first quarter of 2026, we sold a portfolio of commercial real estate loans to a third-party sponsored asset-backed financing entity with a carrying value of $0.8 billion at the time of sale and recognized an immaterial loss on sale. These loans were previously transferred to held for sale in 2025. In connection with the sale, we provided loans to the buyer for a portion of the purchase price. See Note 14, "Variable Interest Entities," for additional information. At March 31, 2026, additional commercial real estate loans remained in loans held for sale with a carrying value of $480 million.
Commercial loans held for sale also include certain other loans that we no longer intend to hold for investment and were transferred to held for sale. These loans totaled $164 million and $45 million at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, lower of amortized cost or fair value adjustments on commercial loans held for sale were immaterial.
Also included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option ("FVO") which consists of loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans purchased in the secondary market that are held as hedges against our exposure to certain total return swaps or that we intend to sell. The fair value of these loans totaled $733 million and $626 million at March 31, 2026 and December 31, 2025, respectively. See Note 8, "Fair Value Option," for additional information.
Valuation Allowances Excluding the loans designated under FVO discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on loans held for sale was immaterial at March 31, 2026 and December 31, 2025.

7. Derivative Financial Instruments

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

HSBC USA Inc.
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

	March 31, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as hedges:(1)
Interest rate contracts	$17	$42	$24	$13
Foreign exchange contracts	160	—	129	—
Total derivatives accounted for as hedges	177	42	153	13
Trading derivatives not accounted for as hedges:(2)
Interest rate contracts	837	439	761	430
Foreign exchange contracts	11,277	11,123	9,452	8,924
Equity contracts	1,317	573	525	567
Precious metals contracts	1,753	1,796	1,883	2,050
Credit contracts	124	33	119	59
Other non-qualifying derivatives not accounted for as hedges:(1)
Interest rate contracts	2	85	1	73
Equity contracts	545	210	734	68
Credit contracts	15	152	18	158
Other contracts(3)	3	9	4	17
Total derivatives	16,050	14,462	13,650	12,359
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	12,050	12,050	10,198	10,198
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	2,757	1,099	1,911	1,143
Net amounts of derivative assets / liabilities presented in the balance sheet	1,243	1,313	1,541	1,018
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	252	50	255	10
Net amounts of derivative assets / liabilities	$991	$1,263	$1,286	$1,008

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
See Note 15, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further information on offsetting related to resale and repurchase agreements.
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

HSBC USA Inc.
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
The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At March 31, 2026
Securities available-for-sale ("AFS")	$19,470	$(1,072)	$(201)	$(1,273)
Long-term debt	10,762	(137)	—	(137)
At December 31, 2025
Securities AFS	15,902	(966)	(204)	(1,170)
Deposits	1,497	(8)	6	(2)
Long-term debt	8,825	(74)	—	(74)

(1)The carrying amount of securities AFS represents the amortized cost basis.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended March 31, 2026
Interest rate contracts / Securities AFS	Net interest income	$117	$81
Interest rate contracts / Deposits	Net interest income	5	(21)
Interest rate contracts / Long-term debt	Net interest income	(73)	(43)
Total		$49	$17

Three Months Ended March 31, 2025
Interest rate contracts / Securities AFS	Net interest income	$(177)	$344
Interest rate contracts / Deposits	Net interest income	8	(31)
Interest rate contracts / Long-term debt	Net interest income	52	(179)
Total		$(117)	$134
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

HSBC USA Inc.
At March 31, 2026, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 31, 2026, $16 million of losses related to discontinued cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $10 million during the three months ended March 31, 2025. During the next twelve months, we expect to amortize $55 million of remaining losses to earnings resulting from these discontinued cash flow hedges. The interest accrual related to the hedging instruments is recognized in net interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income
	2026	2025		2026	2025
	(in millions)
Three Months Ended March 31,
Foreign exchange contracts	$(3)	$(2)	Net interest income	$—	$—
Interest rate contracts	(13)	(113)	Net interest income	(16)	(10)
Total	$(16)	$(115)		$(16)	$(10)
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
•Swap agreements entered into in conjunction with the sales of Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled. See Note 15, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for additional information.
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2026	2025
		(in millions)
Interest rate contracts	Trading revenue	$(83)	$(127)
Foreign exchange contracts	Trading revenue	115	134
Equity contracts	Trading revenue	815	778
Precious metals contracts	Trading revenue	47	4
Credit contracts	Trading revenue	17	(52)
Total		$911	$737
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2026	2025
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(11)	$32
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	(198)	(200)
Equity contracts	Other income (loss)	—	(3)
Credit contracts	Other income (loss)	(4)	(3)
Other contracts(1)	Other income (loss)	(7)	(7)
Total		$(220)	$(181)

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at March 31, 2026 was $117 million, for which we had posted collateral of $62 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2025 was $58 million, for which we had posted collateral of $25 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 15, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$17

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2026	December 31, 2025
	(in billions)
Interest rate:
Swaps, futures and forwards	$222.2	$137.2
Options written	—	.1
Options purchased	—	—
Total interest rate	222.2	137.3
Foreign exchange:
Swaps, futures and forwards	1,264.6	1,113.2
Options written	25.4	23.8
Options purchased	25.6	23.8
Spot	64.7	34.4
Total foreign exchange	1,380.3	1,195.2
Commodities, equities and precious metals:
Swaps, futures and forwards	44.3	35.8
Options written	1.6	1.7
Options purchased	11.0	10.9
Total commodities, equities and precious metals	56.9	48.4
Credit derivatives	24.8	22.5
Other contracts(1)	1.6	1.8
Total	$1,685.8	$1,405.2

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

8. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB"). We typically have elected to apply FVO accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain fixed-rate long-term debt issuances, all of our hybrid instruments, including structured notes and deposits, and certain client share repurchase transactions. Excluding the fair value movement on FVO liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), changes in the fair value of FVO assets and liabilities as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives are reported in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income. See Note 16, "Fair Value Measurements," for discussion of the valuation techniques used for assets and liabilities designated under FVO.
Loans Held For Sale We elected to apply FVO accounting to certain commercial syndicated loans and related unfunded commitments that are originated with the intent to sell, as well as certain commercial loans purchased in the secondary market that are held as hedges against our exposure to certain total return swaps or that we intend to sell. These loans are presented as loans held for sale in the consolidated balance sheet. These elections allow us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for FVO are floating-rate loans, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At March 31, 2026 and December 31, 2025, no loans for which FVO has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.
Hybrid Instruments  We elected to apply FVO accounting to all of our hybrid instruments issued, including structured notes and deposits with embedded derivatives. Interest on this debt is recorded as interest expense in the consolidated statement of income. Excluding the fair value movement attributable to our own credit spread, the components of gain (loss) in the consolidated statement of income related to hybrid instruments designated at fair value are summarized in the table below.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At March 31, 2026
Commercial loans held for sale	$733	$843	$(110)
Fixed rate long-term debt	808	785	23
Hybrid instruments:
Structured deposits	3,539	3,292	247
Structured notes	6,840	6,815	25
At December 31, 2025
Commercial loans held for sale	$626	$721	$(95)
Fixed rate long-term debt	831	791	40
Hybrid instruments:
Structured deposits	3,570	3,260	310
Structured notes	7,435	7,093	342
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income:

	Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2026
Interest rate and other components(1)	$—	$5	$201	$206
Credit risk component(2)	(2)	—	—	(2)
Total mark-to-market on financial instruments designated at fair value	(2)	5	201	204
Gain (loss) on related derivatives	—	(4)	(205)	(209)
Gain (loss) on instruments designated at fair value and related derivatives	$(2)	$1	$(4)	$(5)

Three Months Ended March 31, 2025
Interest rate and other components(1)	$—	$(16)	$188	$172
Credit risk component(2)	(7)	—	—	(7)
Total mark-to-market on financial instruments designated at fair value	(7)	(16)	188	165
Gain (loss) on related derivatives	—	18	(186)	(168)
Gain (loss) on instruments designated at fair value and related derivatives	$(7)	$2	$2	$(3)

(1)As it relates to hybrid instruments, interest rate and other components primarily includes interest rate and equity contract risks.
(2)The fair value movement on FVO liabilities attributable to our own credit spread is recorded in other comprehensive income (loss).

HSBC USA Inc.
9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended March 31,	2026	2025
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,238)	$(1,732)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(30) million and $64 million	(98)	190
Reclassification adjustment for gains realized in net income, net of tax of $(3) million and less than $(1) million(1)	(8)	(2)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million and less than $1 million(2)	1	1
Total other comprehensive income (loss) for period	(105)	189
Balance at end of period	(1,343)	(1,543)
Unrealized gains (losses) on FVO liabilities attributable to our own credit spread:
Balance at beginning of period	(28)	6
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $13 million and $1 million	40	3
Total other comprehensive income (loss) for period	40	3
Balance at end of period	12	9
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(116)	(52)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(4) million and $(28) million	(12)	(87)
Reclassification adjustment for losses realized in net income, net of tax of $4 million and $2 million(3)	12	8
Total other comprehensive income (loss) for period	—	(79)
Balance at end of period	(116)	(131)
Pension and postretirement benefit liability:
Balance at beginning and end of period	3	6
Total accumulated other comprehensive loss at end of period	$(1,444)	$(1,659)

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

HSBC USA Inc.
10. Fee Income from Contracts with Customers

The following table summarizes fee income from contracts with customers disaggregated by type of activity, as well as a reconciliation to total other revenues. See Note 19, "Fee Income from Contracts with Customers," in our 2025 Form 10-K for a description of the various types of fee-based activities and how revenue associated with these activities is recognized. There have been no significant changes in these activities since December 31, 2025.

Three Months Ended March 31,	2026	2025
	(in millions)
Trust and investment management fees	$48	$41
Other fees and commissions:
Account services	82	79
Credit facilities	89	77
Credit card fees, net	19	14
Other fees(1)	13	9
Total other fees and commissions(1)	203	179
Servicing and other fees from HSBC affiliates	102	102
Insurance(1)	—	1
Total fee income from contracts with customers	353	323
Other non-fee revenue	191	193
Total other revenues(2)	$544	$516

(1)During the fourth quarter of 2025, we began reporting insurance fee income in other fees and commissions in the consolidated statement of income. As a result, we reported $1 million of insurance fee income in other fees and commissions that previously would have been reported in other income (loss).
(2)See Note 12, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $31 million and $28 million during the three months ended March 31, 2026 and 2025, respectively. Credit card rewards program costs totaled $19 million during both the three months ended March 31, 2026 and 2025.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 15, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 16, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively were immaterial at March 31, 2026 and December 31, 2025.
We do not use significant judgments in the determination of the amount and timing of fee income from contracts with customers. Additionally, costs to obtain or fulfill contracts with customers were immaterial.

HSBC USA Inc.
11. Related Party Transactions

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

	March 31, 2026	December 31, 2025
	(in millions)
Assets:
Cash and due from banks	$254	$304
Interest bearing deposits with banks	74	11
Securities purchased under agreements to resell(1)	1,959	—
Trading assets	8	225
Loans	5,852	6,035
Other(2)	608	469
Total assets	$8,755	$7,044
Liabilities:
Deposits	$8,919	$11,491
Trading liabilities	210	95
Short-term borrowings	2,778	1,960
Long-term debt	12,137	10,137
Other(2)	326	295
Total liabilities	$24,370	$23,978

(1)Reflects purchases of securities which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

Three Months Ended March 31,	2026	2025
	(in millions)
Income (Expense):
Interest income	$80	$71
Interest expense	(181)	(162)
Net interest expense	(101)	(91)
Trading revenue (expense)	1,328	(484)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	58	67
HSBC Markets (USA) Inc. ("HMUS")	22	18
Other HSBC affiliates	22	17
Total servicing and other fees from HSBC affiliates	102	102
Gain (loss) on instruments designated at fair value and related derivatives	(204)	(187)
Support services from HSBC affiliates:
HSBC Technology & Services (USA) Inc. ("HTSU")	(253)	(226)
HMUS	(54)	(55)
Other HSBC affiliates	(153)	(123)
Total support services from HSBC affiliates	(460)	(404)
Rental income from HSBC affiliates(1)	13	12

(1)We receive rental income from our affiliates for certain office space, which is recorded as a component of occupancy expense, net in our consolidated statement of income.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At March 31, 2026 and December 31, 2025, long-term debt with affiliates reflected $12.1 billion and $10.1 billion, respectively, of borrowings from HSBC North America. The outstanding balance includes:
•$0.5 billion of fixed-rate senior debt which matures in December 2027;
•$1.5 billion of fixed-rate senior debt which matures in March 2028;
•$0.75 billion of floating-rate senior debt which matures in March 2028;
•$0.5 billion of fixed-rate senior debt which matures in December 2028;
•$1.0 billion of fixed-rate senior debt which matures in September 2029;
•$0.75 billion of floating-rate senior debt which matures in March 2030;
•$1.5 billion of fixed-rate senior debt which matures in June 2030;
•$1.64 billion of fixed-rate senior debt consisting of seven equal borrowings which mature in annual increments from November 2026 to November 2032;
•$2.0 billion of fixed-rate senior debt which matures in May 2035; and
•$2.0 billion of fixed-rate senior debt which was issued during the first quarter of 2026 and matures in March 2029.
We have a $4.3 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. ("HSI") and HSBC North America, but total borrowings cannot collectively exceed $4.3 billion at any time. We had no outstanding borrowing under this credit facility at either March 31, 2026 or December 31, 2025.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.

HSBC USA Inc.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2026 and December 31, 2025, we had the following loan balances outstanding with HSBC affiliates:

	March 31, 2026	December 31, 2025
	(in billions)
HMUS and subsidiaries	$3.1	$1.8
HSBC North America	2.8	4.2
Total loans	$5.9	$6.0
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $14.5 billion at both March 31, 2026 and December 31, 2025, of which $3.1 billion and $1.8 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to one month. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC North America Under the $4.3 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $2.8 billion and $4.2 billion outstanding at March 31, 2026 and December 31, 2025, respectively. The outstanding balance matures in the third quarter of 2026.
We have extended lines of credit to various other HSBC affiliates totaling $3.3 billion which did not have any outstanding balances at either March 31, 2026 or December 31, 2025.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At both March 31, 2026 and December 31, 2025, there were nil of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $970.3 billion and $794.8 billion at March 31, 2026 and December 31, 2025, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $32 million and $228 million at March 31, 2026 and December 31, 2025, respectively. We account for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 20, "Related Party Transactions," in our 2025 Form 10-K. There have been no significant changes in these activities since December 31, 2025.
Other Transactions with HSBC Affiliates:
At both March 31, 2026 and December 31, 2025, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," in our 2025 Form 10-K for additional details.

12. Business Segments

We have three distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's business strategy: International Wealth and Premier Banking ("IWPB"), Corporate and Institutional Banking ("CIB") and a Corporate Center ("CC"). There have been no changes in the basis of our segmentation compared with the presentation in our 2025 Form 10-K.
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit that includes both interest rate and liquidity components. Segments are charged a cost to fund assets (e.g., customer loans) and receive a funding credit for funds provided (e.g., customer deposits) based on equivalent market rates that incorporate both repricing (interest rate risk) and tenor (liquidity) characteristics. Net funding charges associated with CIB trading activities are reported within other operating income to align with the trading revenue generated by such activities. These net funding charges are reversed back into net interest income in the CC. The objective of these charges/credits is to transfer interest rate risk to one centralized unit in Markets Treasury. Markets Treasury income statement and balance sheet results are allocated to each of the businesses based upon tangible equity levels and levels of any surplus liabilities.

HSBC USA Inc.
Certain other revenue and operating expense amounts are also apportioned among the segments based upon the benefits derived from the activity or the relationship of the activity to other segment activity. These inter-segment transactions have not been eliminated, and we generally account for them as if they were with third parties.
As a wholly-owned subsidiary, a significant portion of our operating expenses is allocated to us and relates to services that we receive from other HSBC affiliates which are discussed further in Note 11, "Related Party Transactions." As a result, our segment-level information that is regularly provided to the chief operating decision maker breaks down operating expenses into two categories: (a) direct costs, which include salaries and employee benefits, occupancy expense, equipment and software, marketing, outside services, professional fees, deposit insurance assessment fees, expense related to legal matters, and other miscellaneous expenses that the segments directly incur, and (b) indirect costs, which primarily include allocated support service costs from HTSU and other HSBC affiliates. In addition, certain corporate function activities which are reported in direct costs in the CC are allocated from the CC to the other segments within indirect costs.
Our segment results are presented in accordance with HSBC Group accounting and reporting policies, which apply IFRSs as issued by the IASB. As a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis. We continue, however, to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis. Our Chief Executive Officer, who is the chief operating decision maker, primarily uses segment profit (loss) before tax under the Group Reporting Basis in monitoring and assessing segment performance, evaluating trends, and deciding how to allocate resources, such as employees.
There have been no changes in the measurement of segment profit compared with the presentation in our 2025 Form 10-K.
A summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented in Note 21, "Business Segments," in our 2025 Form 10-K. There have been no significant changes since December 31, 2025 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2026
Net interest income (expense)	$190	$485	$(134)	$541	$5	$6	$552
Other operating income	66	347	131	544	(7)	7	544
Total operating income (expense)	256	832	(3)	1,085	(2)	13	1,096
Expected credit losses / provision for credit losses	2	34	—	36	12	—	48
	254	798	(3)	1,049	(14)	13	1,048
Operating expenses:
Direct Costs	84	88	26	198	N/A	N/A	N/A
Indirect Costs	102	334	17	453	N/A	N/A	N/A
Total operating expenses	186	422	43	651	5	13	669
Profit (loss) before income tax	$68	$376	$(46)	$398	$(19)	$—	$379
Balances at end of period:
Total assets	$34,529	$152,260	$3,894	$190,683	$(15,934)	$—	$174,749
Total loans, net	25,690	34,334	—	60,024	(86)	1,167	61,105
Goodwill	—	358	—	358	100	—	458
Total deposits	26,726	90,980	—	117,706	(2,752)	6,593	121,547

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2025
Net interest income (expense)	$186	$473	$(100)	$559	$6	$(39)	$526
Other operating income	51	323	96	470	(3)	49	516
Total operating income (expense)	237	796	(4)	1,029	3	10	1,042
Expected credit losses / provision for credit losses	2	84	—	86	32	—	118
	235	712	(4)	943	(29)	10	924
Operating expenses:
Direct Costs	86	110	42	238	N/A	N/A	N/A
Indirect Costs	99	313	(10)	402	N/A	N/A	N/A
Total operating expenses	185	423	32	640	10	10	660
Profit (loss) before income tax	$50	$289	$(36)	$303	$(39)	$—	$264
Balances at end of period:
Total assets	$38,299	$142,336	$4,416	$185,051	$(12,610)	$—	$172,441
Total loans, net	27,234	33,906	—	61,140	(771)	2,411	62,780
Goodwill	—	358	—	358	100	—	458
Total deposits	28,046	88,647	—	116,693	(2,362)	11,393	125,724

N/A Not Applicable
(1)Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis.
(2)Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

HSBC USA Inc.
13. Retained Earnings and Regulatory Capital Requirements

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

			March 31, 2026		December 31, 2025
	Well-Capitalized Ratio(1)		Capital Amount	Actual Ratio	Capital Amount	Actual Ratio
			(dollars are in billions)
Common equity Tier 1 ratio:
HSBC USA	4.5%	(2)	$13.3	12.3%	$13.1	12.1%
HSBC Bank USA	6.5		15.9	16.0	15.6	15.9
Tier 1 capital ratio:
HSBC USA	6.0		13.6	12.5	13.3	12.4
HSBC Bank USA	8.0		17.4	17.6	17.1	17.5
Total capital ratio:
HSBC USA	10.0		15.9	14.6	15.6	14.4
HSBC Bank USA	10.0		19.4	19.6	19.0	19.4
Tier 1 leverage ratio:
HSBC USA	4.0	(2)	13.6	7.8	13.3	7.7
HSBC Bank USA	5.0		17.4	10.5	17.1	10.3
Risk-weighted assets:(3)
HSBC USA			108.9		107.9
HSBC Bank USA			99.2		97.8
Adjusted quarterly average assets:(4)
HSBC USA			174.3		173.9
HSBC Bank USA			166.0		166.2

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

HSBC USA Inc.
14. Variable Interest Entities

In the ordinary course of business, we have organized or invested in special purpose entities ("SPEs") primarily to facilitate our own and our clients' financing and investing needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. An SPE is a variable interest entity ("VIE") if it lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power through voting or similar rights to direct the activities of the entity that most significantly impacts the entity's economic performance; or b) the obligation to absorb the entity's expected losses, the right to receive the expected residual returns, or both.
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
We are required to evaluate whether to consolidate a VIE when we first become involved and on an ongoing basis. In almost all cases, a qualitative analysis of our involvement in the entity provides sufficient evidence to determine whether we are the primary beneficiary. In rare cases, a more detailed analysis to quantify the extent of variability to be absorbed by each variable interest holder is required to determine the primary beneficiary. At March 31, 2026 and December 31, 2025, our consolidated VIEs were immaterial.
Unconsolidated VIEs  We have variable interests in VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in billions)
At March 31, 2026
Limited partnership investments(1)	$8.2	$1.5	$.8	$1.5
Asset-backed financing SPEs	1.5	1.0	—	1.1
Total	$9.7	$2.5	$.8	$2.6
At December 31, 2025
Limited partnership investments(1)	$8.2	$1.3	$.7	$1.3
Asset-backed financing SPEs	.4	.2	—	.2
Total	$8.6	$1.5	$.7	$1.5

(1)The carrying value of variable interests held reported as assets includes low income housing investments which totaled $1.5 billion and $1.3 billion at March 31, 2026 and December 31, 2025, respectively.
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
We amortize our low income housing investments in proportion to the allocated tax credits under the proportional amortization

HSBC USA Inc.
method and present the associated tax credits and other tax benefits net of investment amortization in income tax expense in the consolidated statement of income, and in operating activities in the consolidated statement of cash flows. We recognized tax credits and other tax benefits related to low income housing investments of $48 million and $34 million during the three months ended March 31, 2026 and 2025, respectively. Investment amortization expense totaled $42 million and $28 million during the three months ended March 31, 2026 and 2025, respectively. Additionally, non-income-tax-related gains and other returns received, which are recognized in other income (loss) in the consolidated statement of income and in operating activities in the consolidated statement of cash flows, were immaterial during the three months ended March 31, 2026 and 2025.
Asset-backed financing SPEs We have sold portfolios of commercial real estate loans and provided loans to the third-party buyer sponsored SPEs for portions of the purchase prices. The SPEs are asset-backed financing entities that issued residual beneficial interests to third-party investors. The loans we provided to the SPEs are senior to the residual beneficial interests and are secured by the commercial real estate loans held by the SPEs. The SPEs are VIEs in which we have variable interests through the loans we hold, which are arm's-length transactions. We do not have the power to direct the activities that most significantly impact the VIEs' economic performance. In addition, the VIEs are designed such that the residual interest holders absorb any expected loss and/or benefit that could be potentially significant to the VIEs and, therefore, we are not the primary beneficiaries. The maximum exposure to loss shown in the table above represents our recorded investments in the loans as well as any unfunded commitments without consideration of any recovery benefits from the value of the commercial real estate loans.
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 2, "Trading Assets and Liabilities," Note 3, "Securities," and Note 16, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy. Similarly, in the ordinary course of business, we also provide loans and loan commitments to third-party sponsored SPEs which may be considered VIEs for which we generally have no other form of involvement. We do not have the power to direct the activities of these entities and do not consolidate these entities. These loans are reported and disclosed in Note 4, "Loans," in the same manner as all other loans.
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

15. Guarantee Arrangements, Pledged Assets and Repurchase Agreements

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

	March 31, 2026		December 31, 2025
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$50	$7,877	$61	$6,560
Financial standby letters of credit, net of participations(3)(4)	—	5,981	—	5,206
Performance standby letters of credit, net of participations(3)(4)	—	4,597	—	4,099
Total	$50	$18,455	$61	$15,865

(1)Includes $1,271 million and $677 million of notional issued for the benefit of HSBC affiliates at March 31, 2026 and December 31, 2025, respectively.

HSBC USA Inc.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,795 million and $1,682 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at March 31, 2026 and December 31, 2025, respectively.
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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain a limited net position at any time. The following table summarizes our net credit derivative positions:

	March 31, 2026		December 31, 2025
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$50	$7,877	$61	$6,560
Buy-protection credit derivative positions	(96)	16,894	(141)	15,985
Net position(1)	$(46)	$9,017	$(80)	$9,425

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
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $80 million and $71 million at March 31, 2026 and December 31, 2025, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $25 million and $18 million at March 31, 2026 and December 31, 2025, respectively.

HSBC USA Inc.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at March 31, 2026 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection credit derivatives:(1)
Single name credit default swaps	1.0	$1,359	$550	$1,909
Index credit derivatives	4.6	4,719	1,249	5,968
Subtotal		6,078	1,799	7,877
Standby letters of credit(2)	0.9	7,949	2,629	10,578
Total		$14,027	$4,428	$18,455

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares were not eligible to be converted into publicly traded Class A common shares ("Class A Shares") until settlement of the covered litigation described in Note 26, "Litigation and Regulatory Matters," in our 2025 Form 10-K.
In 2016 and 2017, we sold substantially all of our Visa Class B Shares to a third party. We entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled. The swap agreements require us to (a) make periodic payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. We separately entered into total return swap positions to economically hedge the periodic payments made under these swap agreements. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). See Note 7, "Derivative Financial Instruments," for further information.
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

HSBC USA Inc.
to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.
Our estimated repurchase liability for obligations arising from the breach of representations and warranties associated with mortgage loans sold was immaterial at March 31, 2026 and December 31, 2025. In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 26, "Litigation and Regulatory Matters," in our 2025 Form 10-K for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $2.1 billion and $2.2 billion at March 31, 2026 and December 31, 2025, respectively.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2026	December 31, 2025
	(in billions)
Interest bearing deposits with banks(1)	$.5	$.7
Trading assets(2)	3.2	4.0
Securities available-for-sale(3)	16.8	14.6
Securities held-to-maturity(3)	13.5	12.7
Loans(4)	21.2	21.6
Other assets(5)	1.0	.7
Total	$56.2	$54.3

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $2.5 billion and $0.0 billion at March 31, 2026 and December 31, 2025, respectively. The fair value of trading assets that could be sold or repledged was $2.8 billion and $3.5 billion at March 31, 2026 and December 31, 2025, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $6.9 billion and $11.5 billion at March 31, 2026 and December 31, 2025, respectively. Of this collateral, $6.2 billion and $10.8 billion could be sold or repledged at March 31, 2026 and December 31, 2025, respectively, of which $0.1 billion and $0.1 billion, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.
The following table provides information about resale and repurchase agreements that are subject to offset:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet(2)	Net Amount(3)
	(in billions)
At March 31, 2026
Assets:
Securities purchased under resale agreements	$7.0	$3.7	$3.3	$3.3	$—
Liabilities:
Securities sold under repurchase agreements	$5.3	$3.7	$1.6	$1.6	$—

At December 31, 2025
Assets:
Securities purchased under resale agreements	$11.7	$2.4	$9.3	$9.3	$—
Liabilities:
Securities sold under repurchase agreements	$3.7	$2.4	$1.3	$1.3	$—

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in billions)
At March 31, 2026
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2.9	$.4	$—	$2.0	$—	$5.3

At December 31, 2025
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1.4	$.5	$.7	$1.1	$—	$3.7

HSBC USA Inc.
16. Fair Value Measurements

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

	Fair Value Measurements on a Recurring Basis
March 31, 2026	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$4,116	$894	$—	$5,010	$—	$5,010
Debt securities issued by foreign entities	1,445	—	—	1,445	—	1,445
Equity securities	14,654	—	—	14,654	—	14,654
Precious metals trading	—	1,471	—	1,471	—	1,471
Derivatives:(2)
Interest rate contracts	28	828	—	856	—	856
Foreign exchange contracts	—	11,427	10	11,437	—	11,437
Equity contracts	—	1,743	119	1,862	—	1,862
Precious metals contracts	—	1,753	—	1,753	—	1,753
Credit contracts	—	138	1	139	—	139
Other contracts(3)	—	—	3	3	—	3
Derivatives netting	—	—	—	—	(14,807)	(14,807)
Total derivatives	28	15,889	133	16,050	(14,807)	1,243
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	15,894	12,114	—	28,008	—	28,008
Asset-backed securities	—	162	76	238	—	238
Debt securities issued by foreign entities	4,211	94	—	4,305	—	4,305
Loans held for sale(5)	—	481	252	733	—	733
Other assets:
Equity securities	—	130	—	130	—	130
Equity securities measured at net asset value(6)	—	—	—	111	—	111
Total assets	$40,348	$31,235	$461	$72,155	$(14,807)	$57,348
Liabilities:
Domestic deposits(5)	$—	$3,033	$506	$3,539	$—	$3,539
Trading liabilities, excluding derivatives	1,115	937	—	2,052	—	2,052
Derivatives:(2)
Interest rate contracts	15	549	2	566	—	566
Foreign exchange contracts	—	11,115	8	11,123	—	11,123
Equity contracts	—	623	160	783	—	783
Precious metals contracts	3	1,793	—	1,796	—	1,796
Credit contracts	—	185	—	185	—	185
Other contracts(3)	—	—	9	9	—	9
Derivatives netting	—	—	—	—	(13,149)	(13,149)
Total derivatives	18	14,265	179	14,462	(13,149)	1,313
Long-term debt(5)	—	5,207	2,441	7,648	—	7,648
Total liabilities	$1,133	$23,442	$3,126	$27,701	$(13,149)	$14,552

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2025	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,791	$1,349	$—	$5,140	$—	$5,140
Debt securities issued by foreign entities	837	77	—	914	—	914
Equity securities	15,141	—	—	15,141	—	15,141
Precious metals trading	—	196	—	196	—	196
Derivatives:(2)
Interest rate contracts	8	777	1	786	—	786
Foreign exchange contracts	—	9,572	9	9,581	—	9,581
Equity contracts	—	1,174	85	1,259	—	1,259
Precious metals contracts	—	1,883	—	1,883	—	1,883
Credit contracts	—	137	—	137	—	137
Other contracts(3)	—	—	4	4	—	4
Derivatives netting	—	—	—	—	(12,109)	(12,109)
Total derivatives	8	13,543	99	13,650	(12,109)	1,541
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	14,277	11,349	—	25,626	—	25,626
Asset-backed securities	—	187	76	263	—	263
Debt securities issued by foreign entities	4,141	—	—	4,141	—	4,141
Loans held for sale(5)	—	460	166	626	—	626
Other assets:
Equity securities	—	131	—	131	—	131
Equity securities measured at net asset value(6)	—	—	—	112	—	112
Total assets	$38,195	$27,292	$341	$65,940	$(12,109)	$53,831
Liabilities:
Domestic deposits(5)	$—	$3,193	$377	$3,570	$—	$3,570
Trading liabilities, excluding derivatives	1,438	86	—	1,524	—	1,524
Derivatives:(2)
Interest rate contracts	5	509	2	516	—	516
Foreign exchange contracts	—	8,916	8	8,924	—	8,924
Equity contracts	—	561	74	635	—	635
Precious metals contracts	2	2,048	—	2,050	—	2,050
Credit contracts	—	216	1	217	—	217
Other contracts(3)	—	—	17	17	—	17
Derivatives netting	—	—	—	—	(11,341)	(11,341)
Total derivatives	7	12,250	102	12,359	(11,341)	1,018
Long-term debt(5)	—	5,912	2,354	8,266	—	8,266
Total liabilities	$1,445	$21,441	$2,833	$25,719	$(11,341)	$14,378

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $1,024 million and $1,366 million and trading derivative liabilities of $1,098 million and $831 million at March 31, 2026 and December 31, 2025, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 7, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
(3)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
(4)Securities available-for-sale are recorded at fair value through other comprehensive income (loss). Changes in the allowance for credit losses on securities available-for-sale are recorded through net income.
(5)See Note 8, "Fair Value Option," for additional information. Excluding the fair value movement on FVO liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), FVO assets and liabilities are recorded at fair value through net income.
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

	Jan. 1, 2026	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2026	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$11	$(60)	$—	$—	$—	$(24)	$6	$26	$(41)	$(44)	$—
Asset-backed securities available-for-sale(2)	76	—	—	—	—	—	—	—	76	—	—
Loans held for sale(3)	166	2	—	90	—	(6)	—	—	252	2	—
Total assets	$253	$(58)	$—	$90	$—	$(30)	$6	$26	$287	$(42)	$—
Liabilities:
Domestic deposits(3)	$(377)	$(2)	$—	$—	$(80)	$10	$(92)	$35	$(506)	$5	$—
Long-term debt(3)	(2,354)	(21)	—	—	(671)	384	(229)	450	(2,441)	—	—
Total liabilities	$(2,731)	$(23)	$—	$—	$(751)	$394	$(321)	$485	$(2,947)	$5	$—

	Jan. 1, 2025	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2025	Current Period Unrealized Gains (Losses) Still Held Included in
		Earnings	Other Compre- hensive Income (Loss)							Earnings	Other Compre- hensive Income (Loss)
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$(18)	$(41)	$—	$—	$—	$(7)	$(6)	$42	$(30)	$(17)	$—
Asset-backed securities available-for-sale(2)	97	—	1	—	—	(4)	—	—	94	—	1
Loans held for sale(3)	154	—	—	2	—	(115)	—	—	41	—	—
Total assets	$233	$(41)	$1	$2	$—	$(126)	$(6)	$42	$105	$(17)	$1
Liabilities:
Domestic deposits(3)	$(291)	$(1)	$—	$—	$(15)	$14	$(68)	$66	$(295)	$1	$—
Long-term debt(3)	(2,153)	4	—	—	(304)	247	(278)	538	(1,946)	7	—
Total liabilities	$(2,444)	$3	$—	$—	$(319)	$261	$(346)	$604	$(2,241)	$8	$—

(1)Level 3 net derivatives included derivative assets of $133 million and derivative liabilities of $179 million at March 31, 2026 and derivative assets of $70 million and derivative liabilities of $130 million at March 31, 2025. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
(2)Realized gains (losses) on securities available-for-sale are included in other securities gains, net in the consolidated statement of income. Changes in the allowance for credit losses on securities available-for-sale are included in the provision for credit losses in the consolidated statement of income. Unrealized gains (losses) on securities available-for-sale are included in other comprehensive income (loss).
(3)Excluding unrealized gains (losses) on FVO liabilities attributable to our own credit spread, which are recorded in other comprehensive income (loss), gains (losses) on FVO assets and liabilities are included in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.

HSBC USA Inc.
Significant Transfers Into and Out of Level 3 Measurements During both the three months ended March 31, 2026 and 2025, we transferred domestic deposits and long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and the underlying inputs have become more observable. During both the three months ended March 31, 2026 and 2025, we transferred domestic deposits and long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of significant assets and liabilities classified as Level 3 fair value measurements:

March 31, 2026
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Equity derivative contracts(2)	$(41)	Option pricing model	Equity / Equity Index volatility	5% - 145%	46%
			Equity / Equity and Equity / Index correlation	42% - 98%	84%
			Equity forward price	$0 - $55,902	$1,414
Asset-backed securities available-for-sale	$76	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$252	Market comparables and internal assumptions	Adjusted market price	31% - 100%	82%
Domestic deposits (structured deposits)(2)(3)	$(506)	Option adjusted discounted cash flows	Equity / Equity Index volatility	5% - 41%	8%
			Equity / Equity and Equity / Index correlation	42% - 95%	73%
Long-term debt (structured notes)(2)(3)	$(2,441)	Option adjusted discounted cash flows	Equity / Equity Index volatility	13% - 66%	28%
			Equity / Equity and Equity / Index correlation	45% - 98%	87%
			Credit default swap spreads	545bps	N/A

December 31, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Equity derivative contracts(2)	$11	Option pricing model	Equity / Equity Index volatility	5% - 90%	60%
			Equity / Equity and Equity / Index correlation	42% - 98%	84%
			Equity forward price	$0 - $57,523	$2,773
Asset-backed securities available-for-sale	$76	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$166	Market comparables and internal assumptions	Adjusted market price	28% - 100%	74%
Domestic deposits (structured deposits)(2)(3)	$(377)	Option adjusted discounted cash flows	Equity / Equity Index volatility	5% - 45%	12%
			Equity / Equity and Equity / Index correlation	42% - 93%	75%
Long-term debt (structured notes)(2)(3)	$(2,354)	Option adjusted discounted cash flows	Equity / Equity Index volatility	12% - 72%	31%
			Equity / Equity and Equity / Index correlation	48% - 98%	86%
			Credit default swap spreads	722bps	N/A

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

HSBC USA Inc.
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
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at March 31, 2026 and December 31, 2025. The gains (losses) during the three months ended March 31, 2026 and 2025 are also included.

	Non-Recurring Fair Value Measurements at March 31, 2026				Total Gains (Losses) For the Three Months Ended March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$93	$—	$93	$—
Commercial loans held for sale(2)	—	480	—	480	1
Commercial loans(3)	—	—	316	316	(27)
Total assets at fair value on a non-recurring basis	$—	$573	$316	$889	$(26)

	Non-Recurring Fair Value Measurements at December 31, 2025				Total Gains (Losses) For the Three Months Ended March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$94	$—	$94	$1
Commercial loans held for sale(2)	—	1,277	—	1,277	—
Commercial loans(3)	—	—	342	342	(52)
Total assets at fair value on a non-recurring basis	$—	$1,371	$342	$1,713	$(51)

(1)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(2)At March 31, 2026 and December 31, 2025, the fair value of the loans held for sale was below cost.
(3)Certain commercial loans are individually assessed for impairment. We measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.

HSBC USA Inc.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy:

At March 31, 2026
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$316	Valuation of third-party appraisal on underlying collateral	Loss severity rates	0% - 100%	36%

At December 31, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$342	Valuation of third-party appraisal on underlying collateral	Loss severity rates	0% - 100%	30%

(1)Weighted average is calculated based on the carrying value of the loans.
Valuation Techniques
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Commercial loans held for sale designated under FVO – We elected to apply FVO accounting to certain commercial loans held for sale and related unfunded commitments. Where available, fair value is based on observable market pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan-specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. We also may hold discussions on value directly with potential investors. For certain commercial loans held for sale, the fair value measurement process uses significant unobservable inputs to adjust market prices which are specific to the characteristics of the loans.
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
Precious metals trading – Precious metals trading includes physical inventory and related leases, which are valued primarily using spot prices.
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
•Equity securities – Fair value measurements are determined based on quoted prices for the identical security. Certain equity securities represent investments in private equity funds that help us comply with the Community Reinvestment Act. The fair value of these investments are estimated using the net asset value per share as calculated by the fund managers. Distributions will be received from the funds as the underlying assets are liquidated. While the funds do not allow us to redeem our investments, we are permitted to sell or transfer our investments subject to the approval of the

HSBC USA Inc.
fund manager. Unfunded commitments associated with these investments were immaterial at March 31, 2026 and December 31, 2025.
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
Structured notes and deposits designated under FVO – Structured notes and deposits are hybrid instruments with embedded derivatives and are elected to be measured at fair value in their entirety under FVO accounting principles. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments and our own credit risk. The valuation of embedded derivatives may include significant unobservable inputs such as correlation of the referenced credit names or volatility of the embedded option. Cash flows of the hybrid instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities.
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

HSBC USA Inc.
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy:

March 31, 2026	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in billions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$25.4	$25.4	$.8	$24.6	$—
Federal funds sold and securities purchased under agreements to resell	3.3	3.3	—	3.3	—
Securities held-to-maturity, net of allowance for credit losses	20.0	19.7	4.9	14.8	—
Commercial loans, net of allowance for credit losses	40.8	41.2	—	—	41.2
Commercial loans held for sale	.6	.6	—	.6	—
Consumer loans, net of allowance for credit losses	20.3	19.4	—	—	19.4
Financial liabilities:
Short-term financial liabilities	$8.6	$8.6	$—	$8.6	$—
Deposits	118.0	118.0	—	118.0	—
Long-term debt	16.7	17.0	—	17.0	—

December 31, 2025	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in billions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$23.9	$23.9	$.8	$23.1	$—
Federal funds sold and securities purchased under agreements to resell	9.3	9.3	—	9.3	—
Securities held-to-maturity, net of allowance for credit losses	18.3	18.1	2.8	15.3	—
Commercial loans, net of allowance for credit losses	38.9	39.7	—	—	39.7
Commercial loans held for sale	1.3	1.3	—	1.3	—
Consumer loans, net of allowance for credit losses	20.5	19.8	—	—	19.8
Financial liabilities:
Short-term financial liabilities	$7.3	$7.3	$—	$7.3	$—
Deposits	120.5	120.5	—	120.5	—
Long-term debt	14.8	15.1	—	15.1	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $204 million and $205 million at March 31, 2026 and December 31, 2025, respectively.

HSBC USA Inc.
17. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 26, "Litigation and Regulatory Matters," in our 2025 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2025 Form 10-K are reported herein.
In addition to the matters described below and in our 2025 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in our 2025 Form 10-K, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $100 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate. Based on the facts currently known, in respect of each of the disclosed investigations, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Silicon Valley Bank ("SVB") Litigation Following defendants' motion to dismiss, the FDIC intervened in the litigation for the limited purpose of opposing defendants' challenge to the purported assignment of claims to First Citizens.
Anti-Terrorism Act Cases
In April 2026, the court dismissed all claims against HSBC in Kathaleen Freeman, et al. v. HSBC Holdings plc, et al. The dismissal remains subject to a possible appeal.
Other Regulatory and Law Enforcement Investigations
In 2014, the Argentine tax authority filed a complaint against several individuals, including some current and former HSBC employees, alleging tax evasion and an unlawful tax association between HSBC Private Bank Suisse SA, HSBC Bank Argentina and HSBC Bank USA and certain HSBC officers, which allegedly enabled HSBC customers to evade Argentine tax obligations. None of the cases was brought to trial. In April 2026, the court granted a request by one defendant (unconnected to HSBC) to dismiss the cases because the statute of limitations had elapsed. In its decision, the court noted that the prosecutor, as well as the tax authority and another complainant, Argentina's financial-intelligence unit, had agreed that the cases should be dismissed on this basis. This matter will no longer be reported.

HSBC USA Inc.
18. New Accounting Pronouncements

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

HSBC USA Inc.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make or approve certain statements in future filings with the United States Securities and Exchange Commission ("SEC"), in press releases, or oral or written presentations by representatives of HSBC USA Inc. ("HSBC USA" and, together with its subsidiaries, "HUSI") that may also constitute forward-looking statements. Words such as "may," "will," "should," "would," "could," "appears," "believe," "intends," "expects," "estimates," "targeted," "plans," "anticipates," "goal," and similar expressions and their opposites are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future operations, strategy, financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.
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
•unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and
•the other risk factors and uncertainties described under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").
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
Economic Environment  The U.S. economy continued to grow during the first quarter of 2026 despite continued pressures from tariffs, inflation and interest rates as well as increased economic uncertainty due to the impact of the conflict in the Middle East, including higher energy prices resulting from supply chain disruption. U.S. gross domestic product grew at an estimated annual rate of 2.0 percent in the first quarter of 2026, while the personal consumption expenditures price index of 3.5 percent in March 2026 remained above the FRB's target inflation rate. In addition, the total unemployment rate decreased slightly to 4.3 percent in March 2026 compared with 4.4 percent in December 2025. In March 2026, the FRB decided to hold short-term interest rates steady.
The economic uncertainty from the conflict in the Middle East, including higher energy prices, along with tariffs, inflation and interest rates will continue to evolve and impact our business in future periods. Concerns over domestic and global policy issues, geopolitical events and the implications of those events on the markets in general, further add to the uncertainty.
Performance, Developments and Trends The following tables set forth selected financial metrics of HUSI for the three months ended March 31, 2026 and 2025 and at March 31, 2026 and December 31, 2025:

Three Months Ended March 31,	2026	2025
	(dollars are in millions)
Net income	$291	$201
Rate of return on average:
Total assets	.7%	.5%
Common equity	9.5	6.6
Tangible common equity(1)	9.9	6.8
Total equity	9.3	6.4
Net interest margin	1.36	1.29
Efficiency ratio	61	63

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

Three Months Ended March 31,	2026	2025
	(in millions)
Common equity	$12,371	$12,417
Less: Goodwill	458	458
Tangible common equity	$11,913	$11,959

	March 31, 2026	December 31, 2025
Additional Select Ratios:
Allowance as a percent of loans(1)	.78%	.74%
Commercial allowance as a percent of loans(1)	1.14	1.11
Loans to deposits ratio(2)	51	49
Common equity Tier 1 capital to risk-weighted assets	12.3	12.1
Tier 1 capital to risk-weighted assets	12.5	12.4
Total capital to risk-weighted assets	14.6	14.4
Tier 1 leverage ratio	7.8	7.7
Total equity to total assets	7.2	7.2

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $291 million during the three months ended March 31, 2026 compared with $201 million during the three months ended March 31, 2025. Income before income tax was $379 million during the three months ended March 31, 2026 compared with $264 million during the three months ended March 31, 2025. The increase in income before income tax during the three months ended March 31, 2026 was primarily due to a lower provision for credit losses on our commercial loan

HSBC USA Inc.
portfolio. Also contributing to the increase were higher other revenues and higher net interest income, partly offset by higher operating expenses.
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
Group Reporting Basis We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRSs") as issued by the IASB. As a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis"). Because operating results on the Group Reporting Basis are used in managing our businesses and rewarding performance of employees, our management also separately monitors profit before tax under this basis of reporting. The following table reconciles our U.S. GAAP versus Group Reporting Basis profit before tax:

Three Months Ended March 31,	2026	2025
	(in millions)
Profit before tax – U.S. GAAP	$379	$264
Adjustments:
Expected credit losses(1)	13	33
Other	6	6
Profit before tax – Group Reporting Basis	$398	$303

(1)The expected credit losses adjustment does not include the difference to the provision for credit losses between U.S. GAAP and the Group Reporting Basis associated with loans held for sale.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 21, "Business Segments," in our 2025 Form 10-K. There have been no significant changes since December 31, 2025 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.
Balance Sheet Review

The following section provides a discussion of the significant changes in our balance sheet at March 31, 2026 compared with December 31, 2025.

		Increase (Decrease) From December 31, 2025
	March 31, 2026	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$28,645	$(4,517)	(14)%
Loans, net	61,105	1,653	3
Loans held for sale	1,378	(547)	(28)
Trading assets	23,604	847	4
Securities	52,530	4,207	9
All other assets	7,487	696	10
	$174,749	$2,339	1%
Period end liabilities and equity:
Total deposits	$121,547	$(2,550)	(2)%
Trading liabilities	3,150	795	34
Short-term borrowings	8,590	1,301	18
Long-term debt	24,345	1,319	6
Interest, taxes and other liabilities	4,466	1,262	39
Total equity	12,651	212	2
	$174,749	$2,339	1%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Loans, Net  See Note 4, "Loans," in the accompanying consolidated financial statements for a summary of our loans, excluding loans held for sale. See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses.
Commercial loans increased $1.9 billion primarily due to a $1.5 billion one-day overdraft to a large corporate client at quarter-end, which was repaid in early April. Also contributing to the increase was new business activity exceeding paydowns and maturities, including new loans provided to the buyer in connection with the sale of a portfolio of commercial real estate loans during the first quarter of 2026 as discussed further below. The increase in commercial non-affiliate loans was primarily in the diversified financials and software industries, partly offset by decreases in the retailing and real estate industries.
Consumer loans decreased $0.2 billion primarily due to net paydowns in residential mortgage loans.
The weighted average loan-to-value ("LTV") ratio for our residential mortgage loan portfolio, excluding mortgage loans held for sale, was 50 percent at both March 31, 2026 and December 31, 2025, with 99 percent of the portfolio having an LTV ratio of less than 80 percent. LTVs for residential mortgages are calculated using the loan balance at the reporting date. Current estimated property values are derived from the property's appraised value at the time of loan origination updated using the most current Federal Housing Finance Agency's House Price Index data available at either a core-based statistical area or state level.
Loans Held for Sale  Loans held for sale were lower primarily due to a decline in commercial loans held for sale driven by the sale of a portfolio of commercial real estate loans with a carrying value of $0.8 billion during the first quarter of 2026. In connection with the sale, we provided loans to the buyer for a portion of the purchase price. See Note 6, "Loans Held for Sale," in the accompanying consolidated financial statements for additional information.
Trading Assets See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a summary of our trading assets. Trading assets increased primarily due to higher precious metal assets.
•Precious metal assets increased $1.3 billion driven by higher client metal lease activity.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were higher primarily due to net purchases of U.S. Treasury and U.S. Government agency securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.

HSBC USA Inc.
All Other Assets  All other assets include, among other items, properties and equipment, net, and goodwill. All other assets increased primarily due to higher outstanding settlement balances related to security sales and increased low income housing investments.
Deposits  The following table summarizes deposit balances by major depositor categories:

		Increase (Decrease) From December 31, 2025
	March 31, 2026	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$107,339	$(1,025)	(1)%
Domestic and foreign banks	12,692	(1,554)	(11)
U.S. government and states and political subdivisions	90	2	2
Foreign governments and official institutions	1,426	27	2
Total deposits	$121,547	$(2,550)	(2)%
Total deposits decreased primarily due to lower deposits from affiliates. Also contributing to the decrease were lower commercial deposits reflecting the impact of seasonality as clients managed their cash needs at year-end, partly offset by higher deposits from a large corporate client as well as higher retail savings deposits.
Trading Liabilities See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a summary of our trading liabilities. Trading liabilities increased primarily due to higher payables for precious metals.
•Payables for precious metals increased $0.9 billion driven by higher metal lease borrowing to support client activity levels.
Short-Term Borrowings  Short-term borrowings were higher due to increases in commercial paper outstanding, federal funds purchased and securities sold under repurchase agreements. We continue to actively manage our balance sheet to maximize returns while maintaining adequate liquidity.
Long-Term Debt  Long-term debt increased due to debt issuances, including $3.6 billion of senior debt issued to HSBC North America during the first quarter of 2026, partly offset by debt retirements. Debt issuances during the three months ended March 31, 2026 totaled $4.9 billion, of which $1.6 billion was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $1.3 billion of senior structured notes during the three months ended March 31, 2026. Total long-term debt outstanding under this shelf was $9.7 billion and $9.9 billion at March 31, 2026 and December 31, 2025, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled nil during the three months ended March 31, 2026. Total debt outstanding under this program was $1.6 billion and $1.7 billion at March 31, 2026 and December 31, 2025, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1.0 billion at both March 31, 2026 and December 31, 2025.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased primarily due to higher outstanding settlement balances related to security purchases and increased low income housing liabilities.

HSBC USA Inc.
Results of Operations

The following section provides a discussion of the significant changes in our operating results for the three months ended March 31, 2026 compared with the three months ended March 31, 2025.
Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2026 Compared with 2025 Increase (Decrease)
Three Months Ended March 31,	2026	Volume	Rate	2025
	(dollars are in millions)
Interest income:
Short-term investments	$282	$(103)	$(49)	$434
Trading securities	102	13	(2)	91
Securities	498	72	(34)	460
Commercial loans	580	16	(76)	640
Consumer loans	218	(15)	(3)	236
Other	16	(3)	—	19
Total interest income	1,696	(20)	(164)	1,880
Interest expense:
Deposits	759	(47)	(128)	934
Short-term borrowings	98	9	(37)	126
Long-term debt	273	29	(36)	280
Tax liabilities and other	14	(1)	1	14
Total interest expense	1,144	(10)	(200)	1,354
Net interest income	$552	$(10)	$36	$526

Yield on total interest earning assets	4.17%			4.61%
Cost of total interest bearing liabilities	3.51			4.07
Interest rate spread	.66			.54
Benefit from net non-interest paying funds(1)	.70			.75
Net interest margin on average earning assets	1.36%			1.29%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during the three months ended March 31, 2026 primarily due to lower interest expense from deposits and short-term borrowings and higher interest income from securities. The overall increase in net interest income was partly offset by lower interest income from short-term investments, commercial loans and consumer loans. Lower yields on interest earning assets and lower rates paid on interest bearing liabilities reflect the impact of lower market rates.
•Deposits interest expense decreased due to lower rates paid and lower average balances. Lower average balances were driven by lower time deposits as well as lower retail interest bearing deposits reflecting the impact of certain checking accounts becoming noninterest bearing beginning in 2026. Lower average balances were partly offset by growth in commercial deposits reflecting increased business activity.
•Short-term borrowings interest expense was lower due to lower rates paid.
•Securities interest income was higher due to higher average balances, partly offset by lower yields. Higher average balances were driven by increases in U.S. Treasury and U.S. Government agency securities.
•Short-term investments interest income was lower due to lower average balances and lower yields.
•Commercial loans interest income decreased due to lower yields on variable rate loans and newly originated loans, partly offset by higher average balances driven by higher loans to affiliates.

HSBC USA Inc.
•Consumer loans interest income decreased primarily due to lower average balances driven by the impact of the residential mortgage loan sale during the fourth quarter of 2025.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Three Months Ended March 31,	2026	2025	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Commercial mortgages(1)	$—	$64	$(64)	(100.0)%
Business and corporate banking(1)	49	48	1	2.1
Total commercial loans	49	112	(63)	(56.3)
Consumer loans:
Residential mortgages	2	—	2	*
Other consumer	1	—	1	*
Total consumer loans	3	—	3	*
Total loans	52	112	(60)	(53.6)
Off-balance sheet credit exposures	(4)	6	(10)	*
Total provision for credit losses	$48	$118	$(70)	(59.3)%

*Percentage change is greater than 100 percent.
(1)As discussed further in Note 4, "Loans," in the accompanying consolidated financial statements, in the first quarter of 2026, we updated our presentation of commercial loans. Commercial mortgages previously reported within real estate, including construction are now presented as a separate category. Unsecured loans and loans that are indirectly secured by commercial real estate are now included within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
Our provision for credit losses decreased during the three months ended March 31, 2026 primarily due to a lower provision for credit losses on our commercial loan portfolio.
The provision for credit losses on our commercial loan portfolio decreased $63 million during the three months ended March 31, 2026. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients and higher reserves for risk associated with large loan exposures. In the prior year period, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial mortgage loan, and an increase in reserves for risk factors associated with higher risk exposures reflecting uncertainty in the forward economic outlook.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses and liability for off-balance sheet credit exposures.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2026	2025	Amount	%
	(dollars are in millions)
Trust and investment management fees	$48	$41	$7	17.1%
Other fees and commissions	203	179	24	13.4
Trading revenue	197	193	4	2.1
Other securities gains, net	11	3	8	*
Servicing and other fees from HSBC affiliates	102	102	—	—
Gain (loss) on instruments designated at fair value and related derivatives	(5)	(3)	(2)	(66.7)
Other income (loss)	(12)	1	(13)	*
Total other revenues	$544	$516	$28	5.4%

*Percentage change is greater than 100 percent.
Trust and investment management fees increased during the three months ended March 31, 2026 driven by higher average assets under management.

HSBC USA Inc.
Other fees and commissions were higher during the three months ended March 31, 2026 primarily due to increased fees from guarantees, loan syndication and credit cards reflecting higher business activity compared with prior year period. See Note 10, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.
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

Three Months Ended March 31,	2026	2025	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$68	$74	$(6)	(8.1)%
Debt Markets	(2)	14	(16)	*
Equities	118	126	(8)	(6.3)
Markets Treasury	—	(13)	13	100.0
Other trading	13	(8)	21	*
Total trading revenue	$197	$193	$4	2.1%

*Percentage change is greater than 100 percent.
Trading revenue was relatively flat during the three months ended March 31, 2026 as higher revenue in Other trading and Markets Treasury was largely offset by lower revenue in Debt Markets.
•Other trading revenue was higher primarily due to favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes.
•Markets Treasury revenue was higher reflecting the improved performance of economic hedge positions used to manage interest rate risk.
•Debt Markets revenue was lower driven by lower balance sheet deployment and lower valuation gains.
Other securities gains, net increased during the three months ended March 31, 2026 primarily due to higher gains from the sale of U.S. Treasury securities. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates were flat during the three months ended March 31, 2026 as lower performance fees associated with trading activity booked on the balance sheet of HSBC Bank plc was offset by higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates.
Gain (loss) on instruments designated at fair value and related derivatives was relatively flat during the three months ended March 31, 2026 as unfavorable movements related to the economic hedging of interest rate and other risks within our hybrid instruments was largely offset by improved fair value adjustments on commercial loans held for sale. See Note 8, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss) decreased during the three months ended March 31, 2026 primarily due to lower gains from bank owned life insurance and higher losses on sales of commercial loans.

HSBC USA Inc.
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2026	2025	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$128	$148	$(20)	(13.5)%
Support services from HSBC affiliates	460	404	56	13.9
Occupancy expense, net	11	12	(1)	(8.3)
Other expenses:
Equipment and software	38	34	4	11.8
Marketing	8	8	—	—
Outside services	8	10	(2)	(20.0)
Professional fees	9	11	(2)	(18.2)
Federal Deposit Insurance Corporation ("FDIC") assessment fees	12	20	(8)	(40.0)
Miscellaneous	(5)	13	(18)	*
Total other expenses	70	96	(26)	(27.1)
Total operating expenses	$669	$660	$9	1.4%
Personnel - average number	1,810	2,085
Efficiency ratio	61%	63%

*Percentage change is greater than 100 percent.
Salaries and employee benefits decreased during the three months ended March 31, 2026 primarily due to lower salaries expense driven by staff reductions related to the simplification of our organizational structure as well as lower severance related costs.
Support services from HSBC affiliates increased during the three months ended March 31, 2026 due to higher cost allocations from our technology and support service functions, as well as global resourcing and other global support activities. Contributing to the increase were higher costs associated with our investments in systems infrastructure and new technologies. A summary of the services received from various HSBC affiliates is included in Note 11, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net was flat during the three months ended March 31, 2026.
Other expenses decreased during the three months ended March 31, 2026 primarily due to higher expense capitalization related to internally developed software and lower deposit insurance assessment fees.
Efficiency ratio  Our efficiency ratio was relatively flat during the three months ended March 31, 2026 as higher other revenues and higher net interest income were offset by higher operating expenses as discussed in detail above.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Three Months Ended March 31,	2026	2025
	(dollars are in millions)
Income before income tax	$379	$264
Income tax expense	88	63
Effective tax rate	23.2%	23.9%
During the three months ended March 31, 2026, income tax expense increased due to higher pre-tax income, while the effective tax rate was relatively flat.

HSBC USA Inc.
Segment Results – Group Reporting Basis

We have three distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's business strategy: International Wealth and Premier Banking ("IWPB"), Corporate and Institutional Banking ("CIB") and a Corporate Center ("CC"). See Item 1, "Business," in our 2025 Form 10-K for a description of our segments, including a discussion of the main business activities of the segments and a summary of their products and services. There have been no changes in the basis of our segmentation compared with the presentation in our 2025 Form 10-K.
Our segment results are presented in accordance with HSBC Group accounting and reporting policies, which apply IFRSs as issued by the IASB. As a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis. We continue, however, to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis. Our Chief Executive Officer, who is the chief operating decision maker, primarily uses segment profit (loss) before tax under the Group Reporting Basis in monitoring and assessing segment performance, evaluating trends, and deciding how to allocate resources, such as employees.
There have been no changes in the measurement of segment profit compared with the presentation in our 2025 Form 10-K.
The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 21, "Business Segments," in our 2025 Form 10-K. There have been no significant changes since December 31, 2025 in the differences between U.S.GAAP and the Group Reporting Basis impacting our results.
The following section provides a discussion of the significant changes in our segment results for the three months ended March 31, 2026 compared with the three months ended March 31, 2025.
International Wealth and Premier Banking  The following table summarizes the Group Reporting Basis results for our IWPB segment:

			Increase (Decrease)
Three Months Ended March 31,	2026	2025	Amount	%
	(dollars are in millions)
Net interest income	$190	$186	$4	2.2%
Other operating income	66	51	15	29.4
Total operating income(1)	256	237	19	8.0
Expected credit losses	2	2	—	—
Net operating income	254	235	19	8.1
Operating expenses	186	185	1	.5
Profit before tax	$68	$50	$18	36.0%

(1)The following table summarizes the impact of key activities on the total operating income of our IWPB segment.

			Increase (Decrease)
Three Months Ended March 31,	2026	2025	Amount	%
	(dollars are in millions)
Retail Banking	$139	$137	$2	1.5%
Wealth	85	80	5	6.3
Other(2)	32	20	12	60.0
Total operating income	$256	$237	$19	8.0%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.
Our IWPB segment reported a higher profit before tax during the three months ended March 31, 2026 primarily due to higher other operating income.
Other operating income increased during the three months ended March 31, 2026 due to the improved performance of economic hedge positions used to manage interest rate risk and higher investment management fees driven by higher average assets under management.

HSBC USA Inc.
Corporate and Institutional Banking  The following table summarizes the Group Reporting Basis results for our CIB segment:

			Increase (Decrease)
Three Months Ended March 31,	2026	2025	Amount	%
	(dollars are in millions)
Net interest income	$485	$473	$12	2.5%
Other operating income	347	323	24	7.4
Total operating income(1)	832	796	36	4.5
Expected credit losses	34	84	(50)	(59.5)
Net operating income	798	712	86	12.1
Operating expenses	422	423	(1)	(.2)
Profit before tax	$376	$289	$87	30.1%

(1)The following table summarizes the impact of key activities on the total operating income of our CIB segment. For purposes of the discussion below the table, total operating income is referred to as revenue. In connection with the simplification of our organizational structure and the changes to our business segments as previously disclosed in our 2025 Form 10-K, in the first quarter of 2026, we updated our presentation for the key activities of total operating income to reflect management's current view. As a result, we have reclassified prior year amounts in order to conform to the current year presentation.

			Increase (Decrease)
Three Months Ended March 31,	2026	2025	Amount	%
	(dollars are in millions)
Wholesale Transaction Banking	$530	$479	$51	10.6%
Investment Banking	51	52	(1)	(1.9)
Debt and Equity Markets	53	48	5	10.4
Credit and Lending	81	97	(16)	(16.5)
Other(2)	117	120	(3)	(2.5)
Total operating income	$832	$796	$36	4.5%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, allocated Markets Treasury revenue and net interest income on capital held in the business and not assigned to products.
Our CIB segment reported a higher profit before tax during the three months ended March 31, 2026 due to lower expected credit losses, higher other operating income and higher net interest income.
Revenue increased during the three months ended March 31, 2026 primarily due to higher revenue in Wholesale Transaction Banking, partly offset by lower revenue in Credit and Lending.
•Wholesale Transaction Banking revenue increased driven by higher net interest income from higher deposit spreads and the favorable impact of higher deposit balances as well as increased fees from guarantees. Also contributing to the increase was higher foreign exchange revenue from market volatility and higher client activity.
•Credit and Lending revenue decreased primarily due to lower net interest income from lower loan balances and compressed loan spreads.
Expected credit losses decreased during the three months ended March 31, 2026. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients. In the prior year period, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial mortgage loan, and a higher loss estimate for risk factors associated with higher risk industry exposures.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2026	2025	Amount	%
	(dollars are in millions)
Net interest expense	$(134)	$(100)	$(34)	(34.0)%
Other operating income	131	96	35	36.5
Total operating income (expense)	(3)	(4)	1	25.0
Expected credit losses	—	—	—	—
Net operating income (expense)	(3)	(4)	1	25.0
Operating expenses	43	32	11	34.4
Loss before tax	$(46)	$(36)	$(10)	(27.8)%
Our CC segment reported a higher loss before tax during the three months ended March 31, 2026 due to higher net interest expense and higher operating expenses, partly offset by higher other operating income.
Net interest expense increased during the three months ended March 31, 2026 reflecting the impact of higher CIB trading balances discussed below as well as higher retained liquidity charges.
Other operating income increased during the three months ended March 31, 2026 primarily due to higher net funding credits associated with CIB trading activities which increased by $19 million, reflecting higher trading balances. Also contributing to the increase were favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes.
Operating expenses increased during the three months ended March 31, 2026 primarily due to higher cost allocations from our support service functions.
Reconciliation of Segment Results  As previously discussed, segment results are reported on a Group Reporting Basis. See Note 12, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our Group Reporting Basis segment results to U.S. GAAP consolidated totals.

Credit Quality

In the normal course of business, we enter into a variety of transactions that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the United States and, on a limited basis, internationally.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2025 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2025 Form 10-K. There have been no significant revisions to our policies or methodologies during the first quarter of 2026.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	March 31, 2026	December 31, 2025
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$472	$436
Consumer loans	9	6
Total loans	481	442
Total allowance for credit losses	$481	$442

Liability for off-balance sheet credit exposures	$162	$166
The total allowance for credit losses increased $39 million compared with December 31, 2025 primarily due to a higher allowance for credit losses on our commercial loan portfolio. The increase in our commercial allowance for credit losses was driven by downgrades reflecting weakness in the financial condition of certain clients and higher reserves for risk associated with large loan exposures.

HSBC USA Inc.
The liability for off-balance sheet credit exposures decreased $4 million compared with December 31, 2025.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	March 31, 2026		December 31, 2025
	(dollars are in millions)
Commercial:
Commercial mortgages(1)	$108	2%	$108	3%
Business and corporate banking(1)	363	50	327	47
Other commercial	1	15	1	16
Total commercial	472	67	436	66
Consumer:
Residential mortgages	(10)	32	(12)	33
Other consumer	19	1	18	1
Total consumer	9	33	6	34
Total	$481	100%	$442	100%

(1)As discussed further in Note 4, "Loans," in the accompanying consolidated financial statements, in the first quarter of 2026, we updated our presentation of commercial loans. Commercial mortgages previously reported within real estate, including construction are now presented as a separate category. Unsecured loans and loans that are indirectly secured by commercial real estate are now included within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
The following table sets forth key ratios for the allowance for credit losses on loans:

	March 31, 2026	December 31, 2025
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.33%	1.31%
Affiliates	—	—
Total commercial	1.14	1.11
Consumer	.04	.03
Total loans	.78	.74
Nonperforming loans:(1)(2)
Commercial	85%	82%
Consumer	4	3
Total nonperforming loans	62	59

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the three months ended March 31, 2026 and 2025.
The allowance for credit losses on loans as a percentage of total loans held for investment increased compared with December 31, 2025 as the increase in our allowance for credit losses for the reasons discussed above outpaced the increase in total loans held for investment.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment increased compared with December 31, 2025 as the increase in our allowance for credit losses for the reasons discussed above outpaced the increase in nonperforming loans as discussed further below.

HSBC USA Inc.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio"):

	March 31, 2026		December 31, 2025
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$189	.46%	$126	.32%
Consumer(1)	154	.76	146	.71
Total	$343	.56	$272	.45

(1)At March 31, 2026 and December 31, 2025, includes $74 million and $57 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
Our two-months-and-over contractual delinquency ratio increased 11 basis points compared with December 31, 2025 primarily due to higher delinquent loans in our commercial loan portfolio driven by a corporate banking loan which became 60 days past due in the first quarter.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Three Months Ended March 31,
	2026			2025
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio
	(dollars are in millions)
Commercial:
Commercial mortgages(1)	$—	$1,331	—%	$—	$3,439	—%
Business and corporate banking(1)	13	29,470	.18	15	29,328	.21
Other commercial	—	10,459	—	—	8,866	—
Total commercial	13	41,260	.13	15	41,633	.15
Consumer:
Residential mortgages	—	19,727	—	(1)	21,214	(.02)
Other consumer	—	723	—	1	652	.61
Total consumer	—	20,450	—	—	21,866	—
Total	$13	$61,710	.09	$15	$63,499	.10

(1)As discussed further in Note 4, "Loans," in the accompanying consolidated financial statements, in the first quarter of 2026, we updated our presentation of commercial loans. Commercial mortgages previously reported within real estate, including construction are now presented as a separate category. Unsecured loans and loans that are indirectly secured by commercial real estate are now included within business and corporate banking. As a result, we have reclassified prior year amounts to conform to the current year presentation.
Our net charge-off ratio was flat during the three months ended March 31, 2026.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	March 31, 2026		December 31, 2025
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$557	1.35%	$533	1.35%
Consumer(1)(2)	223	1.10	219	1.07
Total	$780	1.27	$752	1.26

(1)See Note 4, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At both March 31, 2026 and December 31, 2025, total nonperforming loans include $4 million of accruing loans contractually 90 days or more past due.
(2)At March 31, 2026 and December 31, 2025, includes $116 million and $99 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
Our nonperforming loans ratio was flat compared with December 31, 2025 as higher nonperforming loans in our commercial loan portfolio was offset by higher outstanding loan balances. Higher nonperforming commercial loans were driven by downgrades, partly offset by paydowns.

HSBC USA Inc.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2025 Form 10-K.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	March 31, 2026		December 31, 2025
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in billions)
Diversified financials	$11.7	$11.5	$9.3	$11.1
Software and services	2.6	6.6	1.8	6.3
Commercial and professional services	2.5	6.7	2.5	6.9
Real estate	2.3	1.6	2.8	1.8
Utilities	2.0	2.3	1.9	2.2
Consumer services	1.8	4.4	1.8	3.8
Retailing	1.7	4.5	2.4	4.3
Capital goods	1.7	6.6	1.7	6.8
Consumer durables and apparel	1.4	3.7	1.6	4.2
Health care equipment and services	.9	3.3	.8	3.5
Energy	.9	6.1	1.0	7.0
Food, beverage and tobacco	.9	2.2	.7	2.6
Technology hardware and equipment	.8	6.1	.5	6.8
Chemicals	.8	3.9	1.1	4.1
Food and staples retailing	.7	1.5	.6	1.6
Metals and mining	.6	.6	.9	.5
Pharmaceuticals, biotechnology and life science	.3	4.1	.3	4.2
Media and entertainment	.3	1.0	.3	3.0
Insurance	.3	3.3	.3	3.2
Automobiles and components	.3	1.6	.2	1.6
Total commercial credit exposure in top 20 industries(1)	34.5	81.6	32.5	85.5
All other industries	.9	7.0	.8	6.7
Total commercial credit exposure(2)	$35.4	$88.6	$33.3	$92.2

(1)Based on utilization at March 31, 2026.
(2)Excludes commercial credit exposures with affiliates.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure for our mortgage loan portfolios, excluding loans held for sale:

	March 31, 2026		December 31, 2025
	Commercial Mortgages	Residential Mortgages	Commercial Mortgages	Residential Mortgages
New York State	34%	27%	33%	27%
California	4	48	5	48
North Central United States	14	1	11	1
North Eastern United States, excluding New York State	3	7	7	7
Southern United States	43	9	43	9
Western United States, excluding California	2	8	1	8
Total	100%	100%	100%	100%
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

	March 31, 2026	December 31, 2025
	(in billions)
Interest-only loans	$4.4	$4.4
ARM loans(1)	14.7	14.8

(1)During the remainder of 2026 and during 2027, approximately $0.5 billion and $1.0 billion, respectively, of the ARM loans will experience their first interest rate reset.
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

	March 31, 2026	December 31, 2025
	(in billions)
Risk associated with derivative contracts:
Total credit risk exposure	$12.3	$11.0
Less: collateral held against exposure	4.5	3.3
Net credit risk exposure	$7.8	$7.7

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
Interest Bearing Deposits with Banks totaled $24.6 billion and $23.1 billion at March 31, 2026 and December 31, 2025, respectively, of which $24.4 billion and $23.0 billion, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $3.3 billion and $9.3 billion at March 31, 2026 and December 31, 2025, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $21.1 billion and $21.2 billion at March 31, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $52.5 billion and $48.3 billion at March 31, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $8.6 billion and $7.3 billion at March 31, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $121.5 billion and $124.1 billion at March 31, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $24.3 billion at March 31, 2026 from $23.0 billion at December 31, 2025. See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends. The following table presents the maturities of long-term debt at March 31, 2026:

(in billions)
2026	$1.7
2027	3.5
2028	5.6
2029	4.1
2030	3.3
Thereafter	6.1
Total	$24.3
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At March 31, 2026, we were authorized to issue up to $15.0 billion, of which $5.3 billion was available. HSBC Bank USA has a Global Bank Note Program that provides for the aggregate issuance of $40.0 billion of subordinated and senior notes, of which $12.0 billion remained available to be issued at March 31, 2026.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At March 31, 2026, long-term debt included $1.0 billion of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $35.8 billion.

HSBC USA Inc.
Preferred Equity  See Note 17, "Preferred Stock," in our 2025 Form 10-K for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During the first quarter of 2026, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.
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

	March 31, 2026	December 31, 2025
Common equity Tier 1 capital to risk-weighted assets	12.3%	12.1%
Tier 1 capital to risk-weighted assets	12.5	12.4
Total capital to risk-weighted assets	14.6	14.4
Tier 1 leverage ratio(1)	7.8	7.7

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). The Basel III rule establishes minimum capital ratios and overall capital adequacy standards for banks and bank holding companies ("BHCs"). HSBC North America, HSBC USA and HSBC Bank USA each calculate their risk-based capital requirements for credit risk under the Standardized Approach in the Basel III rule. In 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Economic Growth, Regulatory Relief and Consumer Protection Act that tailor the application of the enhanced prudential standards for large BHC and foreign banking organizations (the "Tailoring Rules"). The Tailoring Rules assign each BHC and IHC with $50 billion or more in total U.S. assets into one of five classifications (Categories I through IV, and 'other firms') based on its size and four risk-based indicators. Under the Tailoring Rules, HSBC North America and HSBC Bank USA are subject to Category IV standards. For additional discussion of the Basel III rule requirements, including required minimum capital ratios, as well as further discussion of the Tailoring Rules and Category IV standards see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2025 Form 10-K. We continue to review the composition of our capital structure.
While BHC regulatory capital compliance is generally performed at the HSBC North America level, and also separately for HSBC Bank USA, as a BHC we are required to meet minimum capital requirements imposed by the FRB. We present our capital ratios, together with HSBC Bank USA's in Note 13, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
Regulatory Developments In March 2026, U.S. banking regulators proposed changes to the regulatory capital rules with public comments due by June 18, 2026. As Category IV firms, HSBC North America and HSBC Bank USA are subject to the changes in the Standardized Approach and would also be required to recognize most components of accumulated other comprehensive income ("AOCI") in regulatory capital over a five-year phase-in period. We are analyzing the proposed changes to determine the potential effects on our capital requirements. If adopted as proposed, we currently expect the net impact of these changes would result in an initial decrease in the capital requirements of HSBC North America, HSBC USA and HSBC Bank USA, which would be largely offset as the recognition of AOCI is phased into our capital requirements.
Capital Planning and Stress Testing The FRB requires certain U.S. top-tier BHCs and IHCs, including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the supervisory stress tests conducted by the FRB. The stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline and severely adverse scenarios provided by the FRB on the financial condition and capital adequacy of a CCAR firm over a nine quarter planning horizon. As a Category IV firm, HSBC North America is subject to supervisory stress testing on a biennial basis, and it may opt-in to such testing in an "off year" in order to recalibrate its stress capital buffer based on its most recent supervisory stress test. The FRB continues to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and

HSBC USA Inc.
capital planning processes during off-cycle years. For further discussion of capital planning and stress testing, including detail regarding the FRB's supervisory assessment as part of the CCAR process, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2025 Form 10-K.
HSBC North America submitted its 2026 CCAR capital plan in April 2026. Although HSBC North America is subject to the 2026 supervisory stress test, the FRB has extended until October 2027 the deadline for notifying HSBC North America of its preliminary and final stress capital buffer ("SCB") requirements calculated in 2026. As a result, absent further action from the FRB, HSBC North America will remain subject to its current SCB until the new final SCB requirement is issued in 2027.
2026 Funding Strategy  Our current estimate for funding needs and sources for 2026 are summarized in the following table:

	Actual January 1 through March 31, 2026	Estimated April 1 through December 31, 2026	Estimated Full Year 2026
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$1	$4	$5
Net change in short-term investments and securities	—	8	8
Net change in trading and other assets	1	(3)	(2)
Total funding needs	$2	$9	$11
Increase (decrease) in funding sources:
Net change in deposits	$(3)	$8	$5
Net change in trading and other short-term liabilities	4	(1)	3
Net change in long-term debt	1	2	3
Total funding sources	$2	$9	$11
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
HSBC Bank USA is subject to significant restrictions imposed by federal law on extensions of credit to, and certain other 'covered transactions' with HSBC USA and other affiliates. For further discussion, see Part I, "Regulation and Competition - Affiliate Transaction Restrictions," in our 2025 Form 10-K.
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At March 31, 2026 and December 31, 2025, we had commitments to extend credit totaling $95.9 billion and $99.8 billion, respectively, comprised primarily of commercial commitments and, to a lesser extent, consumer commitments. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit. Consumer commitments comprise unused credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at March 31, 2026 and December 31, 2025, see Note 15, "Guarantee Arrangements, Pledged Asset and Repurchase Agreements," in the accompanying consolidated financial statements.
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

HSBC USA Inc.
Our off-balance sheet arrangements also include transactions with unconsolidated variable interest entities ("VIEs"). See Note 14, "Variable Interest Entities," in the accompanying consolidated financial statements for a summary of these unconsolidated VIEs.

Fair Value

Fair Value Hierarchy  Fair value measurement accounting principles establish a three-tiered fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability. See Note 16, "Fair Value Measurements," in the accompanying consolidated financial statements for further discussion. The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants' assumptions. The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment and may change over time as market conditions evolve.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2026 and December 31, 2025, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, derivatives with certain inputs which are unobservable, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 16, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value:

	March 31, 2026	December 31, 2025
	(dollars are in billions)
Level 3 assets(1)(2)	$.8	$.6
Total assets measured at fair value(1)(3)	73.1	67.6
Level 3 liabilities(1)	3.1	2.8
Total liabilities measured at fair value(1)	27.7	25.7
Level 3 assets as a percent of total assets measured at fair value	1%	1%
Level 3 liabilities as a percent of total liabilities measured at fair value	11%	11%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $0.5 billion of recurring Level 3 assets and $0.3 billion of non-recurring Level 3 assets at March 31, 2026. Includes $0.3 billion of recurring Level 3 assets and $0.3 billion of non-recurring Level 3 assets at December 31, 2025.
(3)Includes $72.2 billion of assets measured on a recurring basis and $0.9 billion of assets measured on a non-recurring basis at March 31, 2026. Includes $65.9 billion of assets measured on a recurring basis and $1.7 billion of assets measured on a non-recurring basis at December 31, 2025.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 16, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2026 and 2025 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

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
See "Risk Management" in MD&A in our 2025 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. There have been no material changes to our approach to risk management since December 31, 2025.
Credit Risk Management Credit risk is managed through a robust risk identification and control framework which outlines clear and consistent policies, principles and guidance for risk managers. Credit risk is monitored using various internal risk management measures and within limits approved by individuals within a framework of delegated authorities. Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. During the first quarter of 2026, economic uncertainty increased due to the impact of the conflict in the Middle East, including higher energy prices, in addition to the ongoing uncertainty associated with tariffs, inflation and interest rates. We continue to monitor the performance of our material commercial loans as conditions evolve and take necessary credit actions where warranted. See "Risk Management" in MD&A in our 2025 Form 10-K for a more complete discussion of our approach to credit risk.
Treasury Risk Management We continuously monitor our capital ratios and the impact of market events on our liquidity positions and will continue to adapt our frameworks as necessary to reflect market events and the evolving regulatory landscape and view as to best practices. See "Risk Management" in MD&A in our 2025 Form 10-K for a more complete discussion of our approach to treasury risk.

HSBC USA Inc.
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
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators on a daily basis. During the three months ended March 31, 2026, HSBC Bank USA's LCR remained above 100 percent. Under the Tailoring Rules, a 70 percent LCR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both March 31, 2026 and December 31, 2025, HSBC Bank USA's NSFR exceeded 100 percent. Under the Tailoring Rules, a 70 percent NSFR requirement applies to Category IV firms with weighted short-term wholesale funding that equals or exceeds $50 billion. As a result, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of stable funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both March 31, 2026 and December 31, 2025. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of stable funding for assets and off-balance sheet exposures.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at March 31, 2026:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At March 31, 2026, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
See "Liquidity and Capital Resources" in this MD&A for further discussion of our liquidity position, including additional information regarding our outstanding borrowings, the remaining availability of our debt issuance programs and our funding strategy.
Interest rate risk Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. See "Risk Management" in MD&A in our 2025 Form 10-K for a more complete discussion of our approach to interest rate risk.

HSBC USA Inc.
Economic value of equity ("EVE") EVE represents the present value of the banking book cash flows that could be provided to our equity holder under a managed run-off scenario. An EVE sensitivity represents the change in EVE due to a defined movement in interest rates. We manage to an immediate parallel upward shock of 200 basis points and an immediate parallel downward shock of 200 basis points to the market implied interest rates. At both March 31, 2026 and December 31, 2025, our EVE remained within risk limits for the up 200 and down 200 basis point interest rate shock scenarios.
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

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected banking book net interest income (reflects projected rate movements on April 1, 2026 and January 1, 2026, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$(62)	(2)%	$(20)	(1)%
Resulting from a gradual 100 basis point decrease in the yield curve	25	1	6	—
Other significant scenarios monitored (reflects projected rate movements on April 1, 2026 and January 1, 2026, respectively):
Resulting from an immediate 100 basis point increase in the yield curve	(78)	(3)	(26)	(1)
Resulting from an immediate 100 basis point decrease in the yield curve	51	2	9	—
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Non-trading value at risk ("VaR") Non-trading VaR estimates potential valuation changes that could arise from market movements impacting the behavioralized interest rate risk of non-trading financial assets and liabilities held by the businesses and transfer priced into and managed by Markets Treasury, and the associated hedging activity performed by Markets Treasury (including our investment portfolio of available-for-sale and held-to-maturity securities). Our investment portfolio holdings comprise mainly U.S. Treasury, U.S. Government agency and U.S. Government sponsored securities. Our non-trading VaR exposure is driven by interest rates and mortgage-backed security spread volatility. Refer to "Market Risk Management" below for further discussion regarding VaR and the management of market risk in our non-trading portfolios.
The following table summarizes our non-trading VaR:

	Credit Spread	Interest Rate	Portfolio Diversification(1)	Total(1)
	(in millions)
At March 31, 2026	$121	$153	$(127)	$147

Three Months Ended March 31, 2026
Average	118	133	(126)	125
Maximum	121	156		147
Minimum	114	109		110

At December 31, 2025	$118	$137	$(130)	$125

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

HSBC USA Inc.
We apply similar risk management policies and measurement techniques to both trading and non-trading portfolios. Our objective is to manage and control market risk exposures to optimize return on risk while maintaining a market profile consistent with our established risk appetite. See "Risk Management" in MD&A in our 2025 Form 10-K for a more complete discussion of our approach to market risk.
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
The following graph summarizes daily VaR for our trading portfolios at a 99 percent confidence level (in millions):
The following table summarizes our trading VaR:

	Credit Spread	Foreign Exchange and Commodity	Interest Rate	Portfolio Diversification(1)	Total(2)
	(in millions)
At March 31, 2026	$3	$1	$2	$(2)	$4

Three Months Ended March 31, 2026
Average	3	1	2	(2)	4
Maximum	4	3	4		6
Minimum	2	1	1		2

At December 31, 2025	$3	$1	$2	$(3)	$3

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
During the first quarter of 2026, we experienced no loss back-testing exceptions.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2026 and 2025 included fees of $11 million and $7 million respectively.

Three Months Ended March 31,	2026			2025
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$25,788	$225	3.54%	$31,140	$313	4.08%
Federal funds sold and securities purchased under resale agreements(1)	2,614	57	8.84	7,242	121	6.78
Trading securities	21,186	102	1.95	18,447	91	2.00
Securities	50,096	498	4.03	42,991	460	4.34
Loans:
Commercial	43,127	580	5.45	42,034	640	6.17
Consumer	20,451	218	4.32	21,867	236	4.38
Total loans	63,578	798	5.09	63,901	876	5.56
Other	1,531	16	4.24	1,808	19	4.26
Total interest earning assets	$164,793	$1,696	4.17%	$165,529	$1,880	4.61%
Allowance for credit losses	(433)			(550)
Cash and due from banks	613			656
Other assets	8,275			8,030
Total assets	$173,248			$173,665
Liabilities and Equity:
Domestic deposits:
Savings deposits	$44,974	$231	2.08%	$44,669	$280	2.54%
Time deposits	15,607	153	3.98	21,657	281	5.26
Other interest bearing deposits	32,526	330	4.11	32,547	320	3.99
Foreign deposits	6,708	45	2.72	6,501	53	3.31
Total interest bearing deposits	99,815	759	3.08	105,374	934	3.59
Short-term borrowings:
Securities sold under repurchase agreements(1)	1,861	49	10.68	1,382	53	15.55
Commercial paper	4,340	44	4.11	5,494	71	5.24
Other short-term borrowings	1,624	5	1.25	419	2	1.94
Total short-term borrowings	7,825	98	5.08	7,295	126	7.00
Long-term debt	23,192	273	4.77	20,929	280	5.43
Total interest bearing debt	130,832	1,130	3.50	133,598	1,340	4.07
Tax liabilities and other	1,323	14	4.29	1,426	14	3.98
Total interest bearing liabilities	$132,155	$1,144	3.51%	$135,024	$1,354	4.07%
Net interest income/Interest rate spread		$552	.66%		$526	.54%
Noninterest bearing deposits	23,105			20,346
Other liabilities	5,352			5,613
Total equity	12,636			12,682
Total liabilities and equity	$173,248			$173,665
Net interest margin on average earning assets			1.36%			1.29%

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 17, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

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
To comply with this requirement, HSBC has requested relevant information from its affiliates globally. During the period covered by this Form 10-Q HUSI did not engage in activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanctions programs described under "Frozen Accounts and Transactions" below. The following activities conducted by our affiliates are disclosed in response to Section 13(r) and are not material to the business of the HSBC Group:
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
There was no measurable gross revenue in the first quarter of 2026 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the first quarter of 2026, and approximately 14 remain outstanding.

HSBC USA Inc.
Activity related to U.S. Executive Order 13224
The HSBC Group has individual and corporate customers in the Middle East that, during the first quarter of 2026, made local currency check payments for the rental of property to a corporate entity designated under Executive Order 13224. The HSBC Group processed these checks on behalf of its customers.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2026.
Activity related to U.S. Executive Order 13382
The HSBC Group had an individual customer in Asia that became designated under Executive Order 13382 in the fourth quarter of 2025. The customer's accounts were restricted at the time of designation and the relationship was exited in the first quarter of 2026. As part of the exit process, the HSBC Group returned the customer's funds to the customer.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2026.
Other activity
The HSBC Group has a non-Iranian insurance company customer in the Middle East that, during the first quarter of 2026, made local currency domestic payments for the reimbursement of medical treatment to a hospital located outside Iran that is owned by the Government of Iran. The HSBC Group processed these payments from its customer to the hospital.
The HSBC Group has a corporate customer in the Middle East that received a local currency check from a hospital located outside Iran that is owned by the Government of Iran during the first quarter of 2026. The HSBC Group processed the check from the hospital to its customer.
The HSBC Group has two individual customers in the Middle East that received local currency checks from an insurance company that is owned by the Government of Iran during the first quarter of 2026. The HSBC Group processed the checks from the insurance company to its customers.
The HSBC Group has individual and corporate customers in Europe that, during the first quarter of 2026, made local currency domestic payments to, or received such payments from, an Iranian embassy. Generally, these customers appear to receive consular or other services provided by the embassy or provide goods and services that support the conduct of the official business of the embassy. The HSBC Group processed these payments between its customers and the Iranian embassy.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2026.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during the first quarter of 2026. There was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2026 relating to these frozen accounts.

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 30, 2026 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 1, 2026).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three months ended March 31, 2026 and 2025, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iii) the Consolidated Balance Sheet at March 31, 2026 and December 31, 2025, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2026 and 2025, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 5, 2026

HSBC USA INC.

By:	/s/ ANDREW FULLAM
Andrew Fullam
Chief Financial Officer