Form 10-Q
period 2026-06-30
HSBC USA INC /MD/
filed 2026-08-04
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of July 31, 2026, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Interest income:
Loans	$801	$892	$1,599	$1,768
Securities	526	506	1,024	966
Trading assets	120	87	222	178
Short-term investments	271	408	553	842
Other	14	15	30	34
Total interest income	1,732	1,908	3,428	3,788
Interest expense:
Deposits	771	916	1,530	1,850
Short-term borrowings	115	139	213	265
Long-term debt	287	314	560	594
Other	10	16	24	30
Total interest expense	1,183	1,385	2,327	2,739
Net interest income	549	523	1,101	1,049
Provision for credit losses	(38)	42	10	160
Net interest income after provision for credit losses	587	481	1,091	889
Other revenues:
Trust and investment management fees	46	41	94	82
Other fees and commissions	241	179	444	358
Trading revenue	212	191	409	384
Other securities gains, net	9	6	20	9
Servicing and other fees from HSBC affiliates	119	98	221	200
Gain (loss) on instruments designated at fair value and related derivatives	(12)	(1)	(17)	(4)
Other income (loss)	(3)	4	(15)	5
Total other revenues	612	518	1,156	1,034
Operating expenses:
Salaries and employee benefits	141	161	269	309
Support services from HSBC affiliates	483	456	943	860
Occupancy expense, net	9	12	20	24
Other expenses	70	67	140	163
Total operating expenses	703	696	1,372	1,356
Income before income tax	496	303	875	567
Income tax expense	106	55	194	118
Net income	$390	$248	$681	$449
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income	$390	$248	$681	$449
Net change in unrealized gains (losses), net of tax:
Investment securities	29	20	(76)	209
Fair value option liabilities attributable to our own credit spread	(27)	(7)	13	(4)
Derivatives designated as cash flow hedges	25	(37)	25	(116)
Pension and post-retirement benefit plans	(1)	—	(1)	—
Total other comprehensive income (loss)	26	(24)	(39)	89
Comprehensive income	$416	$224	$642	$538
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2026	December 31, 2025
	(in millions)
Assets
Cash and due from banks	$827	$762
Interest bearing deposits with banks	23,893	23,148
Federal funds sold and securities purchased under agreements to resell	4,457	9,252
Trading assets (includes $4.3 billion and $3.5 billion pledged to creditors)	27,731	22,757
Securities available-for-sale (amortized cost of $34.5 billion and $31.7 billion, and includes $0.4 billion and $0.0 billion pledged to creditors)	32,817	30,030
Securities held-to-maturity (fair value of $20.1 billion and $18.1 billion)	20,489	18,293
Loans	62,103	59,894
Less – allowance for credit losses	423	442
Loans, net	61,680	59,452
Loans held for sale (includes $0.8 billion and $0.6 billion designated under fair value option)	1,305	1,925
Properties and equipment, net	75	72
Goodwill	458	458
Other assets (includes $0.1 billion and $0.0 billion designated under fair value option)	6,976	6,261
Total assets	$180,708	$172,410
Liabilities
Debt:
Domestic deposits:
Noninterest bearing	$26,380	$20,066
Interest bearing (includes $3.8 billion and $3.6 billion designated under fair value option)	94,020	95,707
Foreign deposits - interest bearing	6,413	8,324
Total deposits	126,813	124,097
Short-term borrowings	9,082	7,289
Long-term debt (includes $8.7 billion and $8.3 billion designated under fair value option)	25,305	23,026
Total debt	161,200	154,412
Trading liabilities	2,994	2,355
Interest, taxes and other liabilities (includes $0.1 billion and $0.0 billion designated under fair value option)	3,757	3,204
Total liabilities	167,951	159,971
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding)	—	—
Additional paid-in capital	12,685	12,701
Retained earnings	1,225	852
Accumulated other comprehensive loss	(1,418)	(1,379)
Total common equity	12,492	12,174
Total equity	12,757	12,439
Total liabilities and equity	$180,708	$172,410
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30,	2026	2025
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,687	12,720
Employee benefit plans	(2)	(2)
Balance at end of period	12,685	12,718
Retained earnings
Balance at beginning of period	1,143	1,470
Net income	390	248
Cash dividends declared on preferred stock	(8)	(8)
Cash dividends declared on common stock	(300)	(1,000)
Balance at end of period	1,225	710
Accumulated other comprehensive loss
Balance at beginning of period	(1,444)	(1,659)
Other comprehensive income (loss), net of tax	26	(24)
Balance at end of period	(1,418)	(1,683)
Total common equity	12,492	11,745
Total equity	$12,757	$12,010

Six Months Ended June 30,	2026	2025
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,701	12,727
Employee benefit plans	(16)	(9)
Balance at end of period	12,685	12,718
Retained earnings
Balance at beginning of period	852	1,269
Net income	681	449
Cash dividends declared on preferred stock	(8)	(8)
Cash dividends declared on common stock	(300)	(1,000)
Balance at end of period	1,225	710
Accumulated other comprehensive loss
Balance at beginning of period	(1,379)	(1,772)
Other comprehensive income (loss), net of tax	(39)	89
Balance at end of period	(1,418)	(1,683)
Total common equity	12,492	11,745
Total equity	$12,757	$12,010
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2026	2025
	(in millions)
Cash flows from operating activities
Net income	$681	$449
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	(38)	(31)
Provision for credit losses	10	160
Net realized gains on securities available-for-sale	(20)	(9)
Net change in other assets and liabilities	162	(296)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(565)	(410)
Sales and collections of loans held for sale	395	377
Net change in trading assets and liabilities	(3,375)	(689)
Loss on instruments designated at fair value and related derivatives	17	4
Net cash used in operating activities	(2,733)	(445)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	4,795	6,188
Securities available-for-sale:
Purchases of securities available-for-sale	(13,006)	(8,325)
Proceeds from sales of securities available-for-sale	8,011	2,723
Proceeds from paydowns and maturities of securities available-for-sale	1,822	2,303
Securities held-to-maturity:
Purchases of securities held-to-maturity	(3,115)	(1,534)
Proceeds from paydowns and maturities of securities held-to-maturity	948	814
Change in loans:
Originations, net of collections	(5,666)	(2,093)
Loans sold to third parties	2,958	518
Other, net	(95)	(71)
Net cash provided by (used in) investing activities	(3,348)	523
Cash flows from financing activities
Net change in deposits	2,673	2,752
Debt:
Net change in short-term borrowings	2,169	706
Issuance of long-term debt	6,778	8,183
Repayment of long-term debt	(4,405)	(4,992)
Other decreases in capital surplus	(16)	(9)
Dividends paid	(308)	(1,008)
Net cash provided by financing activities	6,891	5,632
Net change in cash and due from banks and interest bearing deposits with banks	810	5,710
Cash and due from banks and interest bearing deposits with banks at beginning of period	23,910	23,246
Cash and due from banks and interest bearing deposits with banks at end of period	$24,720	$28,956
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	8	10	Fee Income from Contracts with Customers	32
2	Trading Assets and Liabilities	9	11	Related Party Transactions	33
3	Securities	10	12	Business Segments	36
4	Loans	13	13	Retained Earnings and Regulatory Capital Requirements	38
5	Allowance for Credit Losses	20	14	Variable Interest Entities	39
6	Loans Held for Sale	22	15	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	40
7	Derivative Financial Instruments	23	16	Fair Value Measurements	43
8	Fair Value Option	28	17	Litigation and Regulatory Matters	52
9	Accumulated Other Comprehensive Loss	30	18	New Accounting Pronouncements	53

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

HSBC USA Inc.
2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Trading assets:
U.S. Treasury	$4,470	$3,791
U.S. Government agency issued or guaranteed	—	2
U.S. Government sponsored enterprises	463	1,347
Foreign bonds	1,422	914
Equity securities	19,354	15,141
Precious metals(1)	1,100	196
Derivatives, net	922	1,366
Total trading assets	$27,731	$22,757
Trading liabilities:
Securities sold, not yet purchased	$746	$1,438
Payables for precious metals(1)	640	86
Derivatives, net	1,608	831
Total trading liabilities	$2,994	$2,355

(1)In the first quarter of 2026, we reclassified $1.2 billion of precious metal lease assets from loans to trading assets and $0.8 billion of precious metal lease liabilities from short-term borrowings to trading liabilities on the consolidated balance sheet, which generally have a maturity of three months or less, to align with our risk management practices. Prior period amounts were not reclassified as the impact was not material. At June 30, 2026, precious metal lease assets and precious metal lease liabilities were $0.8 billion and $0.5 billion, respectively.
At June 30, 2026 and December 31, 2025, the fair value of derivatives included in trading assets is net of $2,337 million and $1,600 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2026 and December 31, 2025, the fair value of derivatives included in trading liabilities is net of $995 million and $1,143 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 7, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $47 million and $94 million during the three and six months ended June 30, 2026, respectively, compared with $34 million and $76 million during the three and six months ended June 30, 2025, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$15,519	$13	$(145)	$15,387
U.S. Government sponsored enterprises(1)	4,430	2	(805)	3,627
U.S. Government agency issued or guaranteed(1)	9,920	18	(804)	9,134
Asset-backed securities collateralized by:
Home equity mortgages	8	—	—	8
Corporate loans	208	—	—	208
Other	79	—	(8)	71
Foreign debt securities(2)	4,372	11	(1)	4,382
Total available-for-sale securities	$34,536	$44	$(1,763)	$32,817
Securities held-to-maturity:
U.S. Treasury	$5,980	$4	$(71)	$5,913
U.S. Government sponsored enterprises(1)	1,014	2	(54)	962
U.S. Government agency issued or guaranteed(1)	13,493	63	(312)	13,244
Obligations of U.S. states and political subdivisions	2	—	—	2
Total held-to-maturity securities	$20,489	$69	$(437)	$20,121

December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,895	$32	$(107)	$13,820
U.S. Government sponsored enterprises(1)	4,603	2	(808)	3,797
U.S. Government agency issued or guaranteed(1)	8,750	11	(752)	8,009
Asset-backed securities collateralized by:
Home equity mortgages	8	—	—	8
Corporate loans	179	—	—	179
Other	85	—	(9)	76
Foreign debt securities(2)	4,131	11	(1)	4,141
Total available-for-sale securities	$31,651	$56	$(1,677)	$30,030
Securities held-to-maturity:
U.S. Treasury	$2,846	$7	$(4)	$2,849
U.S. Government sponsored enterprises(1)	1,062	3	(47)	1,018
U.S. Government agency issued or guaranteed(1)	14,383	130	(245)	14,268
Obligations of U.S. states and political subdivisions	2	—	—	2
Total held-to-maturity securities	$18,293	$140	$(296)	$18,137

(1)U.S. Government sponsored and U.S. Government agency securities primarily represent mortgage-backed securities, including collateralized mortgage obligations.
(2)Foreign debt securities primarily represent debt issued by public sector development banks and governments.
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

HSBC USA Inc.
At both June 30, 2026 and December 31, 2025, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type classified as to the length of time the losses have existed:

	One Year or Less		Greater Than One Year
	Gross Unrealized Losses	Aggregate Fair Value of Investment	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(in millions)
At June 30, 2026
U.S. Treasury	$(21)	$4,540	$(124)	$3,148
U.S. Government sponsored enterprises	—	—	(805)	3,422
U.S. Government agency issued or guaranteed	(9)	2,080	(795)	5,949
Asset-backed securities	—	—	(8)	103
Foreign debt securities	(1)	1,625	—	—
Securities available-for-sale	$(31)	$8,245	$(1,732)	$12,622
At December 31, 2025
U.S. Treasury	$—	$—	$(107)	$3,419
U.S. Government sponsored enterprises	—	—	(808)	3,592
U.S. Government agency issued or guaranteed	—	50	(752)	6,313
Asset-backed securities	—	129	(9)	85
Foreign debt securities	(1)	1,541	—	—
Securities available-for-sale	$(1)	$1,720	$(1,676)	$13,409
Gross unrealized losses increased compared with December 31, 2025 primarily due to increasing yields on U.S. Government agency and U.S. Treasury securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies. At June 30, 2026, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("lifetime ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both June 30, 2026 and December 31, 2025, the allowance for credit losses on securities held-to-maturity was nil.
At both June 30, 2026 and December 31, 2025, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At both June 30, 2026 and December 31, 2025, all of our securities held-to-maturity were investment grade.

HSBC USA Inc.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Gross realized gains	$9	$7	$20	$10
Gross realized losses	—	(1)	—	(1)
Net realized gains	$9	$6	$20	$9
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2026 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at June 30, 2026, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2026.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$118	1.67%	$9,381	3.67%	$3,663	4.10%	$2,357	3.36%
U.S. Government sponsored enterprises	58	1.88	289	1.68	1	2.61	4,082	1.85
U.S. Government agency issued or guaranteed	—	—	—	—	58	3.13	9,862	3.41
Asset-backed securities	—	—	33	4.35	46	3.88	216	4.98
Foreign debt securities	1,635	1.12	1,857	4.05	840	4.20	40	4.64
Total amortized cost	$1,811	1.18%	$11,560	3.68%	$4,608	4.10%	$16,557	3.04%
Total fair value	$1,810		$11,538		$4,611		$14,858
Held-to-maturity:
U.S. Treasury	$114	4.03%	$3,222	3.69%	$2,644	4.07%	$—	—%
U.S. Government sponsored enterprises	—	—	172	2.94	561	3.65	281	2.91
U.S. Government agency issued or guaranteed	—	—	—	—	7	6.06	13,486	4.69
Obligations of U.S. states and political subdivisions	—	—	2	3.47	—	—	—	—
Total amortized cost	$114	4.03%	$3,396	3.65%	$3,212	4.00%	$13,767	4.65%
Total fair value	$114		$3,350		$3,160		$13,497
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Equity securities carried at fair value	$256	$243
Equity securities without readily determinable fair values	19	17
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the six months ended June 30, 2026 and 2025, impairment losses on equity securities without readily determinable fair values were immaterial.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $437 million, respectively, at both June 30, 2026 and December 31, 2025. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

HSBC USA Inc.
4. Loans

In connection with the simplification of our organizational structure and to better reflect how we manage our commercial mortgage loan exposure, in the first quarter of 2026, we updated our presentation of commercial loans. Commercial mortgages previously reported within real estate, including construction are now presented as a separate category. Unsecured loans and loans that are indirectly secured by commercial real estate are now included within business and corporate banking. As a result, we have reclassified $3.2 billion of loans to business and corporate banking at December 31, 2025 to conform to the current year presentation. All tables below have been recast, as applicable, to reflect this change.
Loans consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Commercial loans:
Commercial mortgages	$944	$1,439
Business and corporate banking	30,926	28,305
Other commercial:
Affiliates(1)	6,411	6,035
Other	3,390	3,565
Total other commercial	9,801	9,600
Total commercial	41,671	39,344
Consumer loans:
Residential mortgages	19,584	19,789
Other consumer	848	761
Total consumer	20,432	20,550
Total loans	$62,103	$59,894

(1)See Note 11, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
At June 30, 2026 and December 31, 2025, net deferred origination costs and net unamortized discounts on our loans were immaterial.

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

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At June 30, 2026
Commercial loans:
Commercial mortgages	$—	$—	$—	$944	$944
Business and corporate banking	45	69	114	30,812	30,926
Other commercial	114	—	114	9,687	9,801
Total commercial	159	69	228	41,443	41,671
Consumer loans:
Residential mortgages	173	119	292	19,292	19,584
Other consumer	12	9	21	827	848
Total consumer	185	128	313	20,119	20,432
Total loans	$344	$197	$541	$61,562	$62,103
At December 31, 2025
Commercial loans:
Commercial mortgages	$—	$106	$106	$1,333	$1,439
Business and corporate banking	239	15	254	28,051	28,305
Other commercial	41	—	41	9,559	9,600
Total commercial	280	121	401	38,943	39,344
Consumer loans:
Residential mortgages	178	100	278	19,511	19,789
Other consumer	6	8	14	747	761
Total consumer	184	108	292	20,258	20,550
Total loans	$464	$229	$693	$59,201	$59,894

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At June 30, 2026
Commercial loans:
Commercial mortgages	$247	$—	$1
Business and corporate banking	353	—	92
Total commercial	600	—	93
Consumer loans:
Residential mortgages(1)	208	—	95
Other consumer	8	3	6
Total consumer	216	3	101
Total nonperforming loans	$816	$3	$194
At December 31, 2025
Commercial loans:
Commercial mortgages	$257	$—	$2
Business and corporate banking	273	—	46
Other commercial	3	—	2
Total commercial	533	—	50
Consumer loans:
Residential mortgages(1)	206	—	67
Other consumer	9	4	6
Total consumer	215	4	73
Total nonperforming loans	$748	$4	$123

(1)At June 30, 2026 and December 31, 2025, includes $126 million and $99 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
Interest income that was recorded on nonaccrual loans and included in interest income was immaterial during the three and six months ended June 30, 2026 and 2025.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At June 30, 2026 and December 31, 2025, we had collateral-dependent residential mortgage loans totaling $274 million and $256 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Collateral may include real estate, inventory, equipment, accounts receivable, securities and cash. Real estate collateral values are generally based on appraisals which are updated based on management judgment on a case-by-case basis. When an appraisal is not used, we estimate collateral value by reviewing borrower-specific factors such as operating results, cash flows and debt service ratios along with relevant market data of comparable properties, typically using a discounted cash flow analysis. The collateral value for securities is based on quoted market prices or broker quotes, while other financial collateral is generally valued based on appraisals or discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At June 30, 2026 and December 31, 2025, we had collateral-dependent commercial loans totaling $605 million and $513 million, respectively.

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
Loan payment modifications made to consumer borrowers experiencing financial difficulty were immaterial during the three and six months ended June 30, 2026 and 2025.
The following table presents information about loan payment modifications made to commercial borrowers experiencing financial difficulty by type of modification, including the period-end carrying value and as a percentage of total loans:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended June 30, 2026
Commercial loans:
Commercial mortgages	$—	$—	$84	$—	$84	8.9%
Business and corporate banking	—	—	17	20	37	.1
Total commercial	$—	$—	$101	$20	$121	.3

Three Months Ended June 30, 2025
Commercial loans:
Business and corporate banking	$23	$—	$103	$3	$129	.4%
Total commercial	$23	$—	$103	$3	$129	.3

Six Months Ended June 30, 2026
Commercial loans:
Commercial mortgages	$—	$—	$101	$—	$101	10.7%
Business and corporate banking	—	—	128	20	148	.5
Total commercial	$—	$—	$229	$20	$249	.6

Six Months Ended June 30, 2025
Commercial loans:
Business and corporate banking	$23	$—	$113	$3	$139	.5%
Total commercial	$23	$—	$113	$3	$139	.3

(1)Represents loans with more than one type of payment modification during the period.
At June 30, 2026 and December 31, 2025, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the respective year-to-date periods totaled $100 million and $116 million, respectively.

HSBC USA Inc.
The following table summarizes the financial effect of loan payment modifications made to commercial borrowers experiencing financial difficulty by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Three Months Ended June 30, 2026
Commercial loans:
Commercial mortgages	—%	$—	5.5
Business and corporate banking	3.1	—	2.8

Three Months Ended June 30, 2025
Commercial loans:
Business and corporate banking	.2%	$—	1.0

Six Months Ended June 30, 2026
Commercial loans:
Commercial mortgages	—%	$—	4.7
Business and corporate banking	3.1	—	2.4

Six Months Ended June 30, 2025
Commercial loans:
Business and corporate banking	.2%	$—	1.0
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
Loans to commercial borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent were immaterial during the six months ended June 30, 2026 and 2025.
The following table presents the past due status of loans to commercial borrowers experiencing financial difficulty with a payment modification during the previous 12 months:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At June 30, 2026
Commercial loans:
Commercial mortgages	$—	$—	$101	$101
Business and corporate banking	—	7	208	215
Total commercial	$—	$7	$309	$316
At December 31, 2025
Commercial loans:
Commercial mortgages	$—	$18	$77	$95
Business and corporate banking	—	9	249	258
Total commercial	$—	$27	$326	$353

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
The following table summarizes the criticized status of our commercial loans, including a disaggregation of the loans by year of origination:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Jun. 30, 2026
	(in millions)
Commercial mortgages:
Pass rated	$—	$1	$1	$229	$67	$250	$—	$—	$548
Criticized	—	—	18	—	71	307	—	—	396
Total commercial mortgages	—	1	19	229	138	557	—	—	944
Business and corporate banking:
Pass rated	3,623	5,065	2,826	1,625	931	4,177	10,973	7	29,227
Criticized	39	245	403	73	40	214	683	2	1,699
Total business and corporate banking	3,662	5,310	3,229	1,698	971	4,391	11,656	9	30,926
Other commercial:
Pass rated	—	32	64	—	5	13	9,687	—	9,801
Total other commercial	—	32	64	—	5	13	9,687	—	9,801
Total commercial	$3,662	$5,343	$3,312	$1,927	$1,114	$4,961	$21,343	$9	$41,671

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2025
	(in millions)
Commercial mortgages:
Pass rated	$2	$18	$237	$266	$34	$278	$—	$—	$835
Criticized	—	1	—	120	—	483	—	—	604
Total commercial mortgages	2	19	237	386	34	761	—	—	1,439
Business and corporate banking:
Pass rated	4,634	3,496	1,504	1,486	798	4,887	8,316	1,040	26,161
Criticized	326	609	183	162	75	307	471	11	2,144
Total business and corporate banking	4,960	4,105	1,687	1,648	873	5,194	8,787	1,051	28,305
Other commercial:
Pass rated	484	319	87	319	338	1,192	6,861	—	9,600
Total other commercial	484	319	87	319	338	1,192	6,861	—	9,600
Total commercial	$5,446	$4,443	$2,011	$2,353	$1,245	$7,147	$15,648	$1,051	$39,344

HSBC USA Inc.
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Six Months Ended June 30, 2026
Business and corporate banking	$17	$—	$—	$—	$—	$15	$16	$—	$48
Total commercial	$17	$—	$—	$—	$—	$15	$16	$—	$48

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Six Months Ended June 30, 2025
Commercial mortgages	$—	$—	$—	$—	$—	$27	$—	$—	$27
Business and corporate banking	—	—	7	—	—	—	33	—	40
Total commercial	$—	$—	$7	$—	$—	$27	$33	$—	$67
Consumer Loan Credit Quality Indicator and Gross Charge-offs by Year of Origination
Delinquency  The primary credit quality indicator utilized to monitor our consumer loan portfolio is delinquency. At June 30, 2026 and December 31, 2025, delinquency for other consumer loans was immaterial.
The following table summarizes dollars of two-months-and-over contractual delinquency for our residential mortgage loan portfolio, including a disaggregation of the loans by year of origination:

	2026	2025	2024	2023	2022	Prior	Total at Jun. 30, 2026
	(in millions)
Residential mortgages:
Current - 59 days past due	$1,363	$2,817	$2,179	$1,239	$2,047	$9,792	$19,437
60 days or more past due(1)(2)	—	3	1	6	9	128	147
Total residential mortgages	$1,363	$2,820	$2,180	$1,245	$2,056	$9,920	$19,584

	2025	2024	2023	2022	2021	Prior	Total at Dec. 31, 2025
	(in millions)
Residential mortgages:
Current - 59 days past due	$3,203	$2,575	$1,378	$2,100	$3,673	$6,723	$19,652
60 days or more past due(1)(2)	—	3	9	10	—	115	137
Total residential mortgages	$3,203	$2,578	$1,387	$2,110	$3,673	$6,838	$19,789

(1)At June 30, 2026 and December 31, 2025, includes $85 million and $57 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.
(2)At June 30, 2026 and December 31, 2025, includes $63 million and $30 million, respectively, of residential mortgage loans that were in the process of foreclosure.
Gross Charge-offs  Gross charge-off dollars in our consumer loan portfolio were immaterial during the six months ended June 30, 2026 and 2025.

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
Updates to Economic Scenarios and Other Changes During the Six Months Ended June 30, 2026 During the first quarter of 2026, economic uncertainty increased due to the impact of the conflict in the Middle East, including higher energy prices resulting from supply chain disruption, in addition to the ongoing uncertainty associated with tariffs, inflation and interest rates. As a result, in addition to updating our Consensus Economic Scenarios and our Alternative Downside scenario, we developed and utilized a fifth scenario for estimating lifetime ECL at March 31, 2026, referred to as the "Alternative Downside 2 scenario" to address the risks of an energy price shock from a more prolonged Middle East conflict. Each of the five scenarios was assigned weightings with the highest weighting placed on the Central scenario, the second highest weighting placed on the Alternative Downside 2 scenario, the third highest weighting placed on the Downside scenario, and the lowest weightings placed equally on the Upside and Alternative Downside scenarios. This weighting represented management's best estimate of lifetime ECL at that time.
Although the economic outlook improved during the second quarter of 2026, these factors continued to create economic uncertainty. However, as the prevailing range of economic forecasts adequately reflects these heightened economic uncertainties, management determined that the additional fifth scenario, the Alternative Downside 2 scenario, was no longer needed. We updated our Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at June 30, 2026. Each of the four scenarios was assigned weightings with the majority of the weighting placed on the Central scenario, the second highest weighting placed on the Downside scenario, and the lowest weightings placed equally on the Upside and Alternative Downside scenarios. This weighting represents management's best estimate of lifetime ECL under current conditions. The following discussion summarizes the scenarios at June 30, 2026. The economic assumptions described in this section have been formed specifically for the purpose of calculating lifetime ECL.
The Central scenario assumes moderate economic growth in 2026 and 2027, reflecting the prevailing economic and geopolitical environment. As inflation remains elevated in the near term while the labor market softens modestly, the FRB maintains a slight tightening bias. The downside scenarios reflect more adverse economic outcomes than the Central scenario, ranging from a cyclical downturn to a severe recession. They assume tighter financial conditions, a weaker labor market, and higher inflation driven by an escalation of the Middle East conflict.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL:

	For the Quarter Ended
	Dec. 31, 2026	Jun. 30, 2027	Dec. 31, 2027
Unemployment rate (quarterly average):
Forecast at June 30, 2026	4.5%	4.4%	4.3%
Forecast at March 31, 2026	4.5	4.4	4.3
Forecast at December 31, 2025	4.4	4.3	4.2
Gross domestic product growth rate (year-over-year):
Forecast at June 30, 2026	2.0%	2.0%	2.0%
Forecast at March 31, 2026	2.3	2.0	2.0
Forecast at December 31, 2025	1.9	2.0	2.0

HSBC USA Inc.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures See Note 3, "Securities," for information regarding the allowance for credit losses associated with our security portfolios. The following table summarizes the changes in the allowance for credit losses on loans by product or line of business:

	Commercial Loans			Consumer Loans
	Commercial Mortgages(1)	Business and Corporate Banking(1)	Other Comm'l	Residential Mortgages	Other Consumer	Total Loans
	(in millions)
Three Months Ended June 30, 2026
Allowance for credit losses – beginning of period	$108	$363	$1	$(10)	$19	$481
Provision charged (credited) to income	(37)	9	(1)	(6)	(2)	(37)
Charge-offs	—	(35)	—	(1)	(2)	(38)
Recoveries	—	13	—	3	1	17
Net (charge-offs) recoveries	—	(22)	—	2	(1)	(21)
Allowance for credit losses – end of period	$71	$350	$—	$(14)	$16	$423

Three Months Ended June 30, 2025
Allowance for credit losses – beginning of period	$199	$423	$1	$(11)	$22	$634
Provision charged (credited) to income	—	39	—	(8)	(2)	29
Charge-offs	(27)	(25)	—	—	(2)	(54)
Recoveries	—	1	—	2	2	5
Net (charge-offs) recoveries	(27)	(24)	—	2	—	(49)
Allowance for credit losses – end of period	$172	$438	$1	$(17)	$20	$614

Six Months Ended June 30, 2026
Allowance for credit losses – beginning of period	$108	$327	$1	$(12)	$18	$442
Provision charged (credited) to income	(37)	58	(1)	(4)	(1)	15
Charge-offs	—	(48)	—	(2)	(4)	(54)
Recoveries	—	13	—	4	3	20
Net (charge-offs) recoveries	—	(35)	—	2	(1)	(34)
Allowance for credit losses – end of period	$71	$350	$—	$(14)	$16	$423

Six Months Ended June 30, 2025
Allowance for credit losses – beginning of period	$135	$390	$1	$(12)	$23	$537
Provision charged (credited) to income	64	87	—	(8)	(2)	141
Charge-offs	(27)	(40)	—	—	(4)	(71)
Recoveries	—	1	—	3	3	7
Net (charge-offs) recoveries	(27)	(39)	—	3	(1)	(64)
Allowance for credit losses – end of period	$172	$438	$1	$(17)	$20	$614

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
The following table summarizes the changes in the liability for off-balance sheet credit exposures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Balance at beginning of period	$162	$145	$166	$139
Provision charged (credited) to income	(1)	13	(5)	19
Balance at end of period	$161	$158	$161	$158

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

	June 30, 2026	December 31, 2025
	(in millions)
Accrued interest receivables:
Loans	$227	$222
Securities held-to-maturity	90	70
Other financial assets measured at amortized cost	15	26
Securities available-for-sale	183	169
Total accrued interest receivables	515	487
Allowance for credit losses	—	—
Accrued interest receivables, net	$515	$487
During the three and six months ended June 30, 2026 and 2025, charged-off accrued interest receivables were immaterial.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Commercial loans:
Commercial mortgages	$422	$1,252
Business and corporate banking	881	671
Total commercial	1,303	1,923
Consumer loans	2	2
Total loans held for sale	$1,305	$1,925
Commercial Loans During the first half of 2026, we sold portfolios of commercial mortgage loans to third-party sponsored asset-backed financing entities with an aggregate carrying value of $1.1 billion at the time of sale and recognized immaterial losses on sale. The majority of these loans were previously transferred to held for sale in 2025, and an additional $0.2 billion was transferred to held for sale in the second quarter of 2026. In connection with these sales, we provided senior secured loans to the buyers for portions of the purchase prices. See Note 14, "Variable Interest Entities," for additional information.
Commercial loans held for sale also include certain other loans that we no longer intend to hold for investment and were transferred to held for sale. These loans totaled $86 million and $45 million at June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026 and 2025, lower of amortized cost or fair value adjustments on commercial loans held for sale were immaterial.
Also included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option ("FVO"). These comprise loans originated through our participation in certain syndicated credit facilities that we intend to sell to unaffiliated third parties and loans purchased in the secondary market that are held as hedges against our exposure to certain total return swaps or that we intend to sell. The fair value of these loans totaled $795 million and $626 million at June 30, 2026 and December 31, 2025, respectively. See Note 8, "Fair Value Option," for additional information.
Valuation Allowances Excluding the loans designated under FVO discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on loans held for sale was immaterial at June 30, 2026 and December 31, 2025.

HSBC USA Inc.
7. Derivative Financial Instruments

In the normal course of business, we use derivative instruments for trading, market making and risk management. For financial reporting purposes, derivatives are designated as: (a) qualifying hedges under hedge accounting principles, (b) instruments held for trading or (c) non-qualifying economic hedges. Our derivative instruments are primarily swaps, futures, options and forward contracts, and are recorded at fair value. Where we enter into enforceable master netting agreements with counterparties, the agreements permit us to offset derivative assets and liabilities and related cash collateral with the same counterparty in the consolidated balance sheet.
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of counterparty netting and collateral and, therefore, are not representative of our exposure. The table also presents the amounts offset in the consolidated balance sheet for counterparty netting and cash collateral received and posted, as well as financial instrument collateral received and posted under enforceable master netting agreements that do not meet the criteria for netting. Derivative assets and liabilities, and related collateral, which are not subject to an enforceable master netting agreement or where a legal opinion on enforceability has not been sought or obtained, have not been netted in the table.
Substantially all of our derivative assets and liabilities relate to bilateral over-the-counter ("OTC") derivatives. The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements. OTC-cleared derivatives are executed bilaterally and then novated to a central clearing counterparty, which reduces credit risk through daily margining requirements. In addition, OTC-cleared derivatives are settled daily, which reduces their fair value on the consolidated balance sheet. Exchange-traded derivatives represent less than 1 percent of our total derivative assets and liabilities.

	June 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as hedges:(1)
Interest rate contracts	$58	$43	$24	$13
Foreign exchange contracts	113	—	129	—
Total derivatives accounted for as hedges	171	43	153	13
Trading derivatives not accounted for as hedges:(2)
Interest rate contracts	727	448	761	430
Foreign exchange contracts	12,127	11,632	9,452	8,924
Equity contracts	751	1,309	525	567
Precious metals contracts	1,187	1,193	1,883	2,050
Credit contracts	121	47	119	59
Other non-qualifying derivatives not accounted for as hedges:(1)
Interest rate contracts	—	88	1	73
Equity contracts	952	131	734	68
Credit contracts	12	143	18	158
Other contracts(3)	4	17	4	17
Total derivatives	16,052	15,051	13,650	12,359
Less: Amounts of receivable / payable subject to enforceable master netting agreements offset in the balance sheet(4)	12,231	12,231	10,198	10,198
Less: Amounts of cash collateral received / posted subject to enforceable master netting agreements offset in the balance sheet(4)	2,690	995	1,911	1,143
Net amounts of derivative assets / liabilities presented in the balance sheet	1,131	1,825	1,541	1,018
Less: Amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the balance sheet	195	140	255	10
Net amounts	$936	$1,685	$1,286	$1,008

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
(4)Netting is performed at a counterparty level in cases where enforceable master netting agreements are in place, regardless of the type of derivative instrument. Therefore, we have not allocated netting to the different types of derivative instruments shown in the table above.
See Note 15, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further information on offsetting related to resale and repurchase agreements.

HSBC USA Inc.
Derivatives Held for Risk Management Purposes  Our risk management policy requires us to identify, analyze and manage risks arising in the normal course of business. We use derivatives as part of our asset and liability management activities to manage our exposure to interest rate, foreign currency, equity and credit risks in existing assets and liabilities, commitments and forecasted transactions. The accounting for changes in fair value of a derivative depends on whether the derivative has been designated and qualifies for hedge accounting. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2025 Form 10-K for further discussion.
Fair Value Hedges We hold fixed-rate securities and issue fixed-rate deposits and long-term debt, the fair values of which fluctuate with changes in interest rates. We use fair value hedges to reduce our exposure to changes in fair value caused by interest rate volatility. The following table presents the carrying amount of hedged items in fair value hedges recognized in the consolidated balance sheet, along with the cumulative amount of fair value hedging adjustments included in the carrying amount of those hedged items:

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At June 30, 2026
Securities available-for-sale ("AFS")	$18,748	$(999)	$(410)	$(1,409)
Long-term debt	10,677	(223)	—	(223)
At December 31, 2025
Securities AFS	$15,902	$(966)	$(204)	$(1,170)
Deposits	1,497	(8)	6	(2)
Long-term debt	8,825	(74)	—	(74)

(1)The carrying amount of securities AFS represents the amortized cost basis.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended June 30, 2026
Interest rate contracts / Securities AFS	Net interest income	$178	$29
Interest rate contracts / Long-term debt	Net interest income	(94)	(38)
Total		$84	$(9)

Three Months Ended June 30, 2025
Interest rate contracts / Securities AFS	Net interest income	$(20)	$228
Interest rate contracts / Deposits	Net interest income	36	(28)
Interest rate contracts / Long-term debt	Net interest income	36	(207)
Total		$52	$(7)

Six Months Ended June 30, 2026
Interest rate contracts / Securities AFS	Net interest income	$295	$110
Interest rate contracts / Deposits	Net interest income	5	(21)
Interest rate contracts / Long-term debt	Net interest income	(167)	(81)
Total		$133	$8

Six Months Ended June 30, 2025
Interest rate contracts / Securities AFS	Net interest income	$(197)	$572
Interest rate contracts / Deposits	Net interest income	44	(59)
Interest rate contracts / Long-term debt	Net interest income	88	(386)
Total		$(65)	$127

HSBC USA Inc.
Cash Flow Hedges  We hold and issue floating rate financial instruments and enter into forecasted transactions that expose us to variability in future cash flows. We use cash flow hedges to reduce this variability. The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in accumulated other comprehensive income ("AOCI") from discontinued cash flow hedges) and their location on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income(1)
	2026	2025		2026	2025
	(in millions)
Three Months Ended June 30,
Foreign exchange contracts	$—	$(1)	Net interest income	$—	$—
Interest rate contracts	19	(65)	Net interest income	(15)	(17)
Total	$19	$(66)		$(15)	$(17)

Six Months Ended June 30,
Foreign exchange contracts	$(3)	$(3)	Net interest income	$—	$—
Interest rate contracts	6	(178)	Net interest income	(31)	(27)
Total	$3	$(181)		$(31)	$(27)

(1)Represents gains (losses) related to discontinued cash flow hedge relationships amortized to earnings from AOCI. During the next twelve months, we expect to amortize $46 million of remaining losses to earnings resulting from these discontinued cash flow hedges.
At June 30, 2026, active cash flow hedge relationships extend or mature through July 2036. The interest accrual related to the hedging instruments is recognized in net interest income.
Trading Derivatives and Non-Qualifying Hedging Activities  In addition to risk management, we also enter into derivative contracts, including buy- and sell-protection credit derivatives, for the purposes of trading and market making, or repackaging risks to form structured trades to meet clients' risk taking objectives. Additionally, we buy or sell securities and use derivatives to mitigate the market risks arising from our trading activities with our clients that exceed our risk appetite. We also use buy-protection credit derivatives to manage our counterparty credit risk exposure. Counterparty credit risk associated with OTC derivatives, including risk-mitigating buy-protection credit derivatives, is recognized as an adjustment to the fair value of the derivatives.
Our non-qualifying hedging and other activities include:
•Derivative contracts related to the fixed-rate long-term debt issuances and hybrid instruments, including structured notes and deposits, for which we have elected FVO accounting. These derivatives are considered non-qualifying economic hedges.
•Credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded in other income (loss).
•Swap agreements entered into in conjunction with the sales of Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled. See Note 24, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in our 2025 Form 10-K for additional information.
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(in millions)
Interest rate contracts	Trading revenue	$(70)	$(21)	$(153)	$(148)
Foreign exchange contracts	Trading revenue	109	133	224	267
Equity contracts	Trading revenue	(2,173)	(1,047)	(1,358)	(269)
Precious metals contracts	Trading revenue	—	15	47	19
Credit contracts	Trading revenue	(3)	(3)	14	(55)
Total		$(2,137)	$(923)	$(1,226)	$(186)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(11)	$2	$(22)	$34
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	604	455	406	255
Equity contracts	Other income (loss)	—	—	—	(3)
Credit contracts	Other income (loss)	(14)	(6)	(18)	(9)
Other contracts(1)	Other income (loss)	(11)	(2)	(18)	(9)
Total		$568	$449	$348	$268

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk-Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivatives are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand that we post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at June 30, 2026 was $142 million, for which we had posted collateral of $68 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2025 was $58 million, for which we had posted collateral of $25 million. Substantially all of the collateral posted is in the form of cash or securities AFS. See Note 15, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
The following table presents the amount of additional collateral that we would be required to post (from the current collateral level) related to derivative instruments with credit-risk-related contingent features if our long-term ratings were downgraded by one or two notches. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another rating agency will generally not result in additional collateral.

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$27

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2026	December 31, 2025
	(in billions)
Interest rate:
Swaps, futures and forwards	$191.7	$137.2
Options written	.4	.1
Options purchased	.4	—
Total interest rate	192.5	137.3
Foreign exchange:
Swaps, futures and forwards	1,349.0	1,113.2
Options written	21.9	23.8
Options purchased	22.0	23.8
Spot	51.9	34.4
Total foreign exchange	1,444.8	1,195.2
Commodities, equities and precious metals:
Swaps, futures and forwards	38.0	35.8
Options written	3.3	1.7
Options purchased	13.3	10.9
Total commodities, equities and precious metals	54.6	48.4
Credit derivatives	23.9	22.5
Other contracts(1)	1.8	1.8
Total	$1,717.6	$1,405.2

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.

HSBC USA Inc.
8. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB"). We typically have elected to apply FVO accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain fixed-rate long-term debt issuances, all of our hybrid instruments, including structured notes and deposits, and certain client share repurchase transactions. Excluding the fair value movement on FVO liabilities attributable to our own credit spread, which is recorded in other comprehensive income (loss), changes in the fair value of FVO assets and liabilities and the related derivatives (including mark-to-market and realized gains and losses) are reported in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income. See Note 15, "Fair Value Option," in our 2025 Form 10-K for a discussion of our FVO assets and liabilities. There have been no significant changes in our FVO elections since December 31, 2025.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At June 30, 2026
Commercial loans held for sale(1)	$795	$890	$(95)
Client share repurchase asset	137	137	—
Fixed rate long-term debt	802	775	27
Hybrid instruments:
Structured deposits	3,752	3,372	380
Structured notes	7,890	7,499	391
Client share repurchase liability	137	137	—
At December 31, 2025
Commercial loans held for sale(1)	$626	$721	$(95)
Client share repurchase asset	20	20	—
Fixed rate long-term debt	831	791	40
Hybrid instruments:
Structured deposits	3,570	3,260	310
Structured notes	7,435	7,093	342
Client share repurchase liability	20	20	—

(1)At June 30, 2026 and December 31, 2025, no loans for which FVO has been elected were 90 days or more past due or in nonaccrual status.

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income:

	Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2026
Interest rate and other components(1)	$—	$8	$(595)	$(587)
Credit risk component(2)	(18)	—	—	(18)
Total mark-to-market on financial instruments designated at fair value	(18)	8	(595)	(605)
Gain (loss) on related derivatives	—	(8)	601	593
Gain (loss) on instruments designated at fair value and related derivatives	$(18)	$—	$6	$(12)

Three Months Ended June 30, 2025
Interest rate and other components(1)	$—	$(5)	$(452)	$(457)
Credit risk component(2)	(1)	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	(5)	(452)	(458)
Gain (loss) on related derivatives	—	7	450	457
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$2	$(2)	$(1)

Six Months Ended June 30, 2026
Interest rate and other components(1)	$—	$13	$(394)	$(381)
Credit risk component(2)	(20)	—	—	(20)
Total mark-to-market on financial instruments designated at fair value	(20)	13	(394)	(401)
Gain (loss) on related derivatives	—	(12)	396	384
Gain (loss) on instruments designated at fair value and related derivatives	$(20)	$1	$2	$(17)

Six Months Ended June 30, 2025
Interest rate and other components(1)	$—	$(21)	$(264)	$(285)
Credit risk component(2)	(8)	—	—	(8)
Total mark-to-market on financial instruments designated at fair value	(8)	(21)	(264)	(293)
Gain (loss) on related derivatives	—	25	264	289
Gain (loss) on instruments designated at fair value and related derivatives	$(8)	$4	$—	$(4)

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

HSBC USA Inc.
9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended June 30,	2026	2025
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,343)	$(1,543)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $11 million and $8 million	36	25
Reclassification adjustment for gains realized in net income, net of tax of $(2) million and $(1) million(1)	(7)	(5)
Total other comprehensive income (loss) for period	29	20
Balance at end of period	(1,314)	(1,523)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	12	9
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(9) million and $(2) million	(27)	(7)
Total other comprehensive income (loss) for period	(27)	(7)
Balance at end of period	(15)	2
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(116)	(131)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $5 million and $(17) million	14	(49)
Reclassification adjustment for losses realized in net income, net of tax of $4 million and $5 million(2)	11	12
Total other comprehensive income (loss) for period	25	(37)
Balance at end of period	(91)	(168)
Pension and postretirement benefit liability:
Balance at beginning of period	3	6
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $(1) million and nil	(1)	—
Total other comprehensive income (loss) for period	(1)	—
Balance at end of period	2	6
Total accumulated other comprehensive loss at end of period	$(1,418)	$(1,683)

HSBC USA Inc.

Six Months Ended June 30,	2026	2025
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,238)	$(1,732)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(19) million and $72 million	(62)	215
Reclassification adjustment for gains realized in net income, net of tax of $(5) million and $(2) million(1)	(15)	(7)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million and less than $1 million	1	1
Total other comprehensive income (loss) for period	(76)	209
Balance at end of period	(1,314)	(1,523)
Unrealized gains (losses) on FVO liabilities attributable to our own credit spread:
Balance at beginning of period	(28)	6
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $4 million and $(1) million	13	(4)
Total other comprehensive income (loss) for period	13	(4)
Balance at end of period	(15)	2
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(116)	(52)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of less than $1 million and $(45) million	2	(136)
Reclassification adjustment for losses realized in net income, net of tax of $8 million and $7 million(2)	23	20
Total other comprehensive income (loss) for period	25	(116)
Balance at end of period	(91)	(168)
Pension and postretirement benefit liability:
Balance at beginning of period	3	6
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $(1) million and nil	(1)	—
Total other comprehensive income (loss) for period	(1)	—
Balance at end of period	2	6
Total accumulated other comprehensive loss at end of period	$(1,418)	$(1,683)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Trust and investment management fees	$46	$41	$94	$82
Other fees and commissions:
Account services	84	80	166	159
Credit facilities	127	71	216	148
Credit card fees, net	19	17	38	31
Other fees(1)	11	11	24	20
Total other fees and commissions(1)	241	179	444	358
Servicing and other fees from HSBC affiliates	119	98	221	200
Insurance(1)	—	—	—	1
Total fee income from contracts with customers	406	318	759	641
Other non-fee revenue	206	200	397	393
Total other revenues(2)	$612	$518	$1,156	$1,034

(1)During the fourth quarter of 2025, we began reporting insurance fee income in other fees and commissions in the consolidated statement of income. As a result, we reported $1 million of insurance fee income in other fees and commissions during the six months ended June 30, 2026 that previously would have been reported in other income (loss).
(2)See Note 12, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $34 million and $65 million during the three and six months ended June 30, 2026, respectively, compared with $30 million and $58 million during the three and six months ended June 30, 2025, respectively. Credit card rewards program costs totaled $20 million and $39 million during the three and six months ended June 30, 2026, respectively, compared with $18 million and $37 million during the three and six months ended June 30, 2025, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 15, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 16, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively were immaterial at June 30, 2026 and December 31, 2025.
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

	June 30, 2026	December 31, 2025
	(in millions)
Assets:
Cash and due from banks	$329	$304
Interest bearing deposits with banks	8	11
Securities purchased under agreements to resell(1)	1,411	—
Trading assets	10	225
Loans	6,411	6,035
Other(2)	639	469
Total assets	$8,808	$7,044
Liabilities:
Deposits	$9,739	$11,491
Trading liabilities	254	95
Short-term borrowings	2,554	1,960
Long-term debt	12,138	10,137
Other(2)	314	295
Total liabilities	$24,999	$23,978

(1)Reflects purchases of securities which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Income (Expense):
Interest income	$85	$76	$165	$147
Interest expense	(186)	(194)	(367)	(356)
Net interest expense	(101)	(118)	(202)	(209)
Trading revenue (expense)	(1,795)	(2,049)	(467)	(2,533)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	67	57	125	124
HSBC Markets (USA) Inc. ("HMUS")	26	24	48	42
Other HSBC affiliates	26	17	48	34
Total servicing and other fees from HSBC affiliates	119	98	221	200
Gain (loss) on instruments designated at fair value and related derivatives	600	451	396	264
Support services from HSBC affiliates:
HSBC Technology & Services (USA) Inc. ("HTSU")	(259)	(250)	(512)	(476)
HMUS	(55)	(64)	(109)	(119)
Other HSBC affiliates	(169)	(142)	(322)	(265)
Total support services from HSBC affiliates	(483)	(456)	(943)	(860)
Rental income from HSBC affiliates(1)	13	11	26	23

(1)We receive rental income from our affiliates for certain office space, which is recorded as a component of occupancy expense, net in our consolidated statement of income.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At June 30, 2026 and December 31, 2025, long-term debt with affiliates reflected $12.1 billion and $10.1 billion, respectively, of borrowings from HSBC North America. The outstanding balance includes:
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
We have a $4.3 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. and HSBC North America, but total borrowings cannot collectively exceed $4.3 billion at any time. We had no outstanding borrowing under this credit facility at either June 30, 2026 or December 31, 2025.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2026 and December 31, 2025, loans to affiliates totaled $6.4 billion and $6.0 billion, respectively.
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $14.5 billion at both June 30, 2026 and December 31, 2025, of which $3.2 billion and $1.8 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.

HSBC USA Inc.
HSBC North America Under the $4.3 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $3.2 billion and $4.2 billion outstanding at June 30, 2026 and December 31, 2025, respectively. The outstanding balance matures in the third quarter of 2026.
We have extended lines of credit to various other HSBC affiliates totaling $7.3 billion which did not have any outstanding balances at either June 30, 2026 or December 31, 2025.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At both June 30, 2026 and December 31, 2025, there were nil of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $1,018.3 billion and $794.8 billion at June 30, 2026 and December 31, 2025, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $36 million and $228 million at June 30, 2026 and December 31, 2025, respectively. We account for these transactions on a mark-to-market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 20, "Related Party Transactions," in our 2025 Form 10-K. There have been no significant changes in these activities since December 31, 2025.
Other Transactions with HSBC Affiliates:
At both June 30, 2026 and December 31, 2025, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," in our 2025 Form 10-K for additional details.
During the second quarter of 2026, we paid a dividend on our common stock of $0.3 billion from retained earnings to HSBC North America. See Note 13, "Retained Earnings and Regulatory Capital Requirements," for additional details.

HSBC USA Inc.
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
See Note 21, "Business Segments," in our 2025 Form 10-K for further discussion of the measurement of segment profit, including a description of our segment expense categories, as well as a summary of significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results. There have been no significant changes since December 31, 2025 in the measurement of segment profit or the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2026
Net interest income (expense)	$172	$481	$(124)	$529	$6	$14	$549
Other operating income	62	433	120	615	(2)	(1)	612
Total operating income (expense)	234	914	(4)	1,144	4	13	1,161
Expected credit losses / provision for credit losses	1	(9)	—	(8)	(30)	—	(38)
	233	923	(4)	1,152	34	13	1,199
Operating expenses:
Direct Costs	90	86	28	204	N/A	N/A	N/A
Indirect Costs	92	336	48	476	N/A	N/A	N/A
Total operating expenses	182	422	76	680	10	13	703
Profit (loss) before income tax	$51	$501	$(80)	$472	$24	$—	$496

Three Months Ended June 30, 2025
Net interest income (expense)	$188	$460	$(85)	$563	$6	$(46)	$523
Other operating income	64	313	85	462	—	56	518
Total operating income	252	773	—	1,025	6	10	1,041
Expected credit losses / provision for credit losses	1	63	—	64	(22)	—	42
	251	710	—	961	28	10	999
Operating expenses:
Direct Costs	106	115	13	234	N/A	N/A	N/A
Indirect Costs	97	327	29	453	N/A	N/A	N/A
Total operating expenses	203	442	42	687	(1)	10	696
Profit (loss) before income tax	$48	$268	$(42)	$274	$29	$—	$303

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Six Months Ended June 30, 2026
Net interest income (expense)	$362	$966	$(258)	$1,070	$11	$20	$1,101
Other operating income	128	780	251	1,159	(9)	6	1,156
Total operating income (expense)	490	1,746	(7)	2,229	2	26	2,257
Expected credit losses / provision for credit losses	3	25	—	28	(18)	—	10
	487	1,721	(7)	2,201	20	26	2,247
Operating expenses:
Direct Costs	174	174	54	402	N/A	N/A	N/A
Indirect Costs	194	670	65	929	N/A	N/A	N/A
Total operating expenses	368	844	119	1,331	15	26	1,372
Profit (loss) before income tax	$119	$877	$(126)	$870	$5	$—	$875
Balances at end of period:
Total assets	$33,991	$159,053	$3,581	$196,625	$(15,917)	$—	$180,708
Total loans, net	24,918	35,715	—	60,633	59	988	61,680
Goodwill	—	358	—	358	100	—	458
Total deposits	25,424	97,034	—	122,458	(2,693)	7,048	126,813

Six Months Ended June 30, 2025
Net interest income (expense)	$374	$933	$(185)	$1,122	$12	$(85)	$1,049
Other operating income	115	636	181	932	(3)	105	1,034
Total operating income (expense)	489	1,569	(4)	2,054	9	20	2,083
Expected credit losses / provision for credit losses	3	147	—	150	10	—	160
	486	1,422	(4)	1,904	(1)	20	1,923
Operating expenses:
Direct Costs	192	225	55	472	N/A	N/A	N/A
Indirect Costs	196	640	19	855	N/A	N/A	N/A
Total operating expenses	388	865	74	1,327	9	20	1,356
Profit (loss) before income tax	$98	$557	$(78)	$577	$(10)	$—	$567
Balances at end of period:
Total assets	$38,525	$151,215	$4,243	$193,983	$(17,616)	$—	$176,367
Total loans, net	27,369	34,566	—	61,935	(1,684)	3,334	63,585
Goodwill	—	358	—	358	100	—	458
Total deposits	27,247	91,520	—	118,767	(1,598)	9,012	126,181

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

			June 30, 2026		December 31, 2025
	Well-Capitalized Ratio(1)		Capital Amount	Actual Ratio	Capital Amount	Actual Ratio
			(dollars are in billions)
Common equity Tier 1 ratio:
HSBC USA	4.5%	(2)	$13.4	12.1%	$13.1	12.1%
HSBC Bank USA	6.5		16.0	15.9	15.6	15.9
Tier 1 capital ratio:
HSBC USA	6.0		13.7	12.3	13.3	12.4
HSBC Bank USA	8.0		17.5	17.4	17.1	17.5
Total capital ratio:
HSBC USA	10.0		15.9	14.3	15.6	14.4
HSBC Bank USA	10.0		19.4	19.3	19.0	19.4
Tier 1 leverage ratio:
HSBC USA	4.0	(2)	13.7	7.6	13.3	7.7
HSBC Bank USA	5.0		17.5	10.2	17.1	10.3
Risk-weighted assets:(3)
HSBC USA			111.2		107.9
HSBC Bank USA			100.8		97.8
Adjusted quarterly average assets:(4)
HSBC USA			179.3		173.9
HSBC Bank USA			171.5		166.2

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
During the second quarter of 2026, HSBC USA received a common stock dividend of $0.3 billion from its subsidiary, HSBC Bank USA, and paid a dividend on its common stock of $0.3 billion from retained earnings to its parent, HSBC North America.

HSBC USA Inc.
14. Variable Interest Entities

In the ordinary course of business, we have organized or invested in special purpose entities ("SPEs") primarily to facilitate our own and our clients' financing and investing needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. An SPE is a variable interest entity ("VIE") if it lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power through voting or similar rights to direct the activities of the entity that most significantly impact the entity's economic performance; or b) the obligation to absorb the entity's expected losses, the right to receive the expected residual returns, or both. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," and Note 23, "Variable Interest Entities," in our 2025 Form 10-K for further discussion of our accounting policies regarding consolidation of and involvement with VIEs.
At June 30, 2026 and December 31, 2025, our consolidated VIEs were immaterial.
Unconsolidated VIEs  We have variable interests in VIEs that are not consolidated because we are not the primary beneficiary. The following table and discussion below provide additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in billions)
At June 30, 2026
Limited partnership investments(1)	$8.2	$1.4	$.8	$1.4
Asset-backed financing SPEs	1.7	1.2	—	1.2
Total	$9.9	$2.6	$.8	$2.6
At December 31, 2025
Limited partnership investments(1)	$8.2	$1.3	$.7	$1.3
Asset-backed financing SPEs	.4	.2	—	.2
Total	$8.6	$1.5	$.7	$1.5

(1)The carrying value of variable interests held reported as assets includes low income housing investments which totaled $1.4 billion and $1.3 billion at June 30, 2026 and December 31, 2025, respectively.
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
We amortize our low income housing investments in proportion to the allocated tax credits under the proportional amortization method and present the associated tax credits and other tax benefits net of investment amortization in income tax expense in the consolidated statement of income, and in operating activities in the consolidated statement of cash flows. We recognized tax credits and other tax benefits related to low income housing investments of $46 million and $94 million during the three and six months ended June 30, 2026, respectively, compared with $32 million and $66 million during the three and six months ended June 30, 2025, respectively. Investment amortization expense totaled $42 million and $84 million during the three and six months ended June 30, 2026, respectively, compared with $28 million and $56 million during the three and six months ended June 30, 2025, respectively. Additionally, non-income-tax-related gains and other returns received, which are recognized in other income (loss) in the consolidated statement of income and in operating activities in the consolidated statement of cash flows, were immaterial during the three and six months ended June 30, 2026 and 2025.
Asset-backed financing SPEs We have sold portfolios of commercial mortgage loans to third-party buyer-sponsored SPEs and, as part of those transactions, provided senior secured loans to the SPEs to finance portions of the purchase prices. The SPEs are asset-backed financing entities that issued residual beneficial interests to third-party investors. The loans we provided to the SPEs are senior to the residual beneficial interests and are secured by the commercial mortgage loans held by the SPEs. The SPEs are VIEs in which we have variable interests through the loans we hold, which are arm's-length transactions. We do not

HSBC USA Inc.
have the power to direct the activities that most significantly impact the VIEs' economic performance. In addition, the VIEs are designed such that the residual interest holders absorb any expected loss and/or benefit that could be potentially significant to the VIEs and, therefore, we are not the primary beneficiaries. The maximum exposure to loss shown in the table above represents our recorded investments in the loans as well as any unfunded commitments without consideration of any recovery benefits from the value of the commercial mortgage loans.

15. Guarantee Arrangements, Pledged Assets and Repurchase Agreements

Guarantee Arrangements As part of our normal operations, we enter into credit derivatives and various off-balance sheet guarantee arrangements with affiliates and third parties. These arrangements arise principally in connection with our lending and client intermediation activities and include standby letters of credit and certain credit derivative transactions. The contractual amounts of these arrangements represent our maximum possible credit exposure in the event we are required to fulfill the maximum obligation under the contractual terms of the guarantee.
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements. Following the table is a description of the various arrangements. See Note 24, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in our 2025 Form 10-K for a more detailed discussion of these arrangements.

	June 30, 2026		December 31, 2025
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$64	$7,910	$61	$6,560
Financial standby letters of credit, net of participations(3)(4)	—	6,028	—	5,206
Performance standby letters of credit, net of participations(3)(4)	—	4,910	—	4,099
Total	$64	$18,848	$61	$15,865

(1)Includes $1,200 million and $677 million of notional issued for the benefit of HSBC affiliates at June 30, 2026 and December 31, 2025, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,807 million and $1,682 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at June 30, 2026 and December 31, 2025, respectively.
(4)For standby letters of credit, maximum loss represents losses to be recognized assuming the letters of credit have been fully drawn and the obligors have defaulted with zero recovery.
Credit-Risk-Related Guarantees
Credit derivatives We manage our credit derivative exposures on a net basis using offsetting hedge positions and, where appropriate, risk transfer through the issuance of structured credit products. As a result, we generally retain a limited net position. The following table summarizes our credit derivative positions:

	June 30, 2026		December 31, 2025
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$64	$7,910	$61	$6,560
Buy-protection credit derivative positions	(121)	16,019	(141)	15,985
Net position(1)	$(57)	$8,109	$(80)	$9,425

(1)Positions are presented net in the table above to provide a complete analysis of our exposure and depict the way we manage the portfolio. The offset of the sell-protection derivatives against the buy-protection derivatives may not be legally binding in the absence of master netting agreements with the same counterparty. Furthermore, the credit loss triggering events for individual sell-protection derivatives may not be the same or occur in the same period as those of the buy-protection derivatives thereby not providing an exact offset.
Standby letters of credit  Standby letters of credit are subject to our credit approval and collateral processes, and we charge fees for issuing letters of credit commensurate with the client's credit evaluation and nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $59 million and $71 million at June 30, 2026 and December 31, 2025, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $43 million and $18 million at June 30, 2026 and December 31, 2025, respectively.

HSBC USA Inc.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and issued standby letters of credit at June 30, 2026 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection credit derivatives:(1)
Single name credit default swaps	1.0	$1,204	$348	$1,552
Index credit derivatives	4.4	5,713	645	6,358
Subtotal		6,917	993	7,910
Standby letters of credit(2)	0.8	8,057	2,881	10,938
Total		$14,974	$3,874	$18,848

(1)The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.
(2)External ratings for most of the obligors are not available. Presented above are our internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.
Our internal credit ratings are assigned using HSBC's risk rating systems and processes which grade clients based on a scale that ranks their risk of default. These ratings are used for managing risk and determining credit exposure appetite, and consider factors such as the client's operating performance, liquidity, capital structure and debt service ability. We also incorporate qualitative judgment, including industry trends, peer comparisons and management quality. Where available, we compare our internal ratings to external rating agency benchmark data at the time of formal review and monitor on a regular basis.
A non-investment grade rating of a referenced obligor has a negative impact on the fair value of a credit derivative and increases the likelihood that we will be required to perform under the contract. We value credit derivatives using market-based inputs, including observable credit spreads where available. We believe these market indicators provide a more timely measure of payment/performance risk than external credit ratings, which may lag behind changes in market conditions.
Non-Credit-Risk-Related Guarantees and Other Arrangements
See Note 24, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in our 2025 Form 10-K for a discussion of our non-credit-risk-related guarantees and other arrangements. There have been no significant changes in these arrangements since December 31, 2025.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2026	December 31, 2025
	(in billions)
Interest bearing deposits with banks(1)	$.4	$.7
Trading assets(2)	4.4	4.0
Securities available-for-sale(3)	14.1	14.6
Securities held-to-maturity(3)	12.8	12.7
Loans(4)	21.1	21.6
Other assets(5)	1.0	.7
Total	$53.8	$54.3

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was

HSBC USA Inc.
$0.4 billion and $0.0 billion at June 30, 2026 and December 31, 2025, respectively. The fair value of trading assets that could be sold or repledged was $4.3 billion and $3.5 billion at June 30, 2026 and December 31, 2025, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $7.2 billion and $11.5 billion at June 30, 2026 and December 31, 2025, respectively. Of this collateral, $6.6 billion and $10.8 billion could be sold or repledged at June 30, 2026 and December 31, 2025, respectively, of which $0.0 billion and $0.1 billion, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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
The following table provides information about resale and repurchase agreements that are subject to offset:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet(2)	Net Amount(3)
	(in billions)
At June 30, 2026
Assets:
Securities purchased under resale agreements	$7.3	$2.8	$4.5	$4.5	$—
Liabilities:
Securities sold under repurchase agreements	$4.8	$2.8	$2.0	$2.0	$—

At December 31, 2025
Assets:
Securities purchased under resale agreements	$11.7	$2.4	$9.3	$9.3	$—
Liabilities:
Securities sold under repurchase agreements	$3.7	$2.4	$1.3	$1.3	$—

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in billions)
At June 30, 2026
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$2.3	$—	$.5	$2.0	$—	$4.8

At December 31, 2025
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1.4	$.5	$.7	$1.1	$—	$3.7

HSBC USA Inc.
16. Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value that focuses on the exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly transaction between willing market participants (the "Fair Value Framework"). See Note 25, "Fair Value Measurements," in our 2025 Form 10-K for further discussion of the Fair Value Framework, including a summary of our major fair value adjustments and a description of the valuation methodologies used for assets and liabilities recorded at fair value. There have been no significant changes in these fair value adjustments or methodologies since December 31, 2025.

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

	Fair Value Measurements on a Recurring Basis
June 30, 2026	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$4,470	$463	$—	$4,933	$—	$4,933
Debt securities issued by foreign entities	1,422	—	—	1,422	—	1,422
Equity securities	19,354	—	—	19,354	—	19,354
Precious metals trading	—	1,100	—	1,100	—	1,100
Derivatives:(2)
Interest rate contracts	18	767	—	785	—	785
Foreign exchange contracts	—	12,231	9	12,240	—	12,240
Equity contracts	—	1,485	218	1,703	—	1,703
Precious metals contracts	—	1,187	—	1,187	—	1,187
Credit contracts	—	133	—	133	—	133
Other contracts(3)	—	—	4	4	—	4
Derivatives netting	—	—	—	—	(14,921)	(14,921)
Total derivatives	18	15,803	231	16,052	(14,921)	1,131
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	15,819	12,329	—	28,148	—	28,148
Asset-backed securities	—	216	71	287	—	287
Debt securities issued by foreign entities	4,382	—	—	4,382	—	4,382
Loans held for sale(5)	—	531	264	795	—	795
Other assets:
Equity securities	21	128	—	149	—	149
Equity securities measured at net asset value(6)	—	—	—	107	—	107
Other(5)	—	137	—	137	—	137
Total assets	$45,486	$30,707	$566	$76,866	$(14,921)	$61,945
Liabilities:
Domestic deposits(5)	$—	$3,183	$569	$3,752	$—	$3,752
Trading liabilities, excluding derivatives	746	640	—	1,386	—	1,386
Derivatives:(2)
Interest rate contracts	16	561	2	579	—	579
Foreign exchange contracts	—	11,623	9	11,632	—	11,632
Equity contracts	—	1,280	160	1,440	—	1,440
Precious metals contracts	—	1,193	—	1,193	—	1,193
Credit contracts	—	190	—	190	—	190
Other contracts(3)	—	—	17	17	—	17
Derivatives netting	—	—	—	—	(13,226)	(13,226)
Total derivatives	16	14,847	188	15,051	(13,226)	1,825
Long-term debt(5)	—	5,940	2,752	8,692	—	8,692
Other liabilities(5)	—	137	—	137	—	137
Total liabilities	$762	$24,747	$3,509	$29,018	$(13,226)	$15,792

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2025	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,791	$1,349	$—	$5,140	$—	$5,140
Debt securities issued by foreign entities	837	77	—	914	—	914
Equity securities	15,141	—	—	15,141	—	15,141
Precious metals trading	—	196	—	196	—	196
Derivatives:(2)
Interest rate contracts	8	777	1	786	—	786
Foreign exchange contracts	—	9,572	9	9,581	—	9,581
Equity contracts	—	1,174	85	1,259	—	1,259
Precious metals contracts	—	1,883	—	1,883	—	1,883
Credit contracts	—	137	—	137	—	137
Other contracts(3)	—	—	4	4	—	4
Derivatives netting	—	—	—	—	(12,109)	(12,109)
Total derivatives	8	13,543	99	13,650	(12,109)	1,541
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	14,277	11,349	—	25,626	—	25,626
Asset-backed securities	—	187	76	263	—	263
Debt securities issued by foreign entities	4,141	—	—	4,141	—	4,141
Loans held for sale(5)	—	460	166	626	—	626
Other assets:
Equity securities	—	131	—	131	—	131
Equity securities measured at net asset value(6)	—	—	—	112	—	112
Other(5)	—	20	—	20	—	20
Total assets	$38,195	$27,312	$341	$65,960	$(12,109)	$53,851
Liabilities:
Domestic deposits(5)	$—	$3,193	$377	$3,570	$—	$3,570
Trading liabilities, excluding derivatives	1,438	86	—	1,524	—	1,524
Derivatives:(2)
Interest rate contracts	5	509	2	516	—	516
Foreign exchange contracts	—	8,916	8	8,924	—	8,924
Equity contracts	—	561	74	635	—	635
Precious metals contracts	2	2,048	—	2,050	—	2,050
Credit contracts	—	216	1	217	—	217
Other contracts(3)	—	—	17	17	—	17
Derivatives netting	—	—	—	—	(11,341)	(11,341)
Total derivatives	7	12,250	102	12,359	(11,341)	1,018
Long-term debt(5)	—	5,912	2,354	8,266	—	8,266
Other liabilities(5)	—	20	—	20	—	20
Total liabilities	$1,445	$21,461	$2,833	$25,739	$(11,341)	$14,398

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $922 million and $1,366 million and trading derivative liabilities of $1,608 million and $831 million at June 30, 2026 and December 31, 2025, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 7, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
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
(6)Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. Unfunded commitments associated with these investments were immaterial at June 30, 2026 and December 31, 2025.

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

	Apr. 1, 2026	Total Realized / Unrealized Gains (Losses)	Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2026	Current Period Unrealized Gains (Losses) Still Held
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$(41)	$163	$—	$—	$(34)	$—	$(30)	$58	$109
Asset-backed securities available-for-sale(2)	76	(3)	—	—	(2)	—	—	71	(3)
Loans held for sale(3)	252	—	55	—	(49)	6		264	—
Total assets	$287	$160	$55	$—	$(85)	$6	$(30)	$393	$106
Liabilities:
Domestic deposits(3)	$(506)	$(14)	$—	$(91)	$13	$(48)	$77	$(569)	$(7)
Long-term debt(3)	(2,441)	(186)	—	(997)	522	(221)	571	(2,752)	(112)
Total liabilities	$(2,947)	$(200)	$—	$(1,088)	$535	$(269)	$648	$(3,321)	$(119)

	Jan. 1, 2026	Total Realized / Unrealized Gains (Losses)	Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2026	Current Period Unrealized Gains (Losses) Still Held
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$11	$103	$—	$—	$(58)	$6	$(4)	$58	$74
Asset-backed securities available-for-sale(2)	76	(3)	—	—	(2)	—	—	71	(4)
Loans held for sale(3)	166	2	145	—	(55)	6	—	264	—
Total assets	$253	$102	$145	$—	$(115)	$12	$(4)	$393	$70
Liabilities:
Domestic deposits(3)	$(377)	$(16)	$—	$(171)	$23	$(140)	$112	$(569)	$(2)
Long-term debt(3)	(2,354)	(207)	—	(1,668)	906	(450)	1,021	(2,752)	(112)
Total liabilities	$(2,731)	$(223)	$—	$(1,839)	$929	$(590)	$1,133	$(3,321)	$(114)

HSBC USA Inc.

	Apr. 1, 2025	Total Realized / Unrealized Gains (Losses)	Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2025	Current Period Unrealized Gains (Losses) Still Held
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$(30)	$66	$—	$—	$(7)	$(8)	$(33)	$(12)	$35
Asset-backed securities available-for-sale(2)	94	—	—	—	(2)	—	—	92	—
Loans held for sale(3)	41	—	—	—	(1)	13	—	53	—
Total assets	$105	$66	$—	$—	$(10)	$5	$(33)	$133	$35
Liabilities:
Domestic deposits(3)	$(295)	$(9)	$—	$(75)	$10	$(175)	$124	$(420)	$(2)
Long-term debt(3)	(1,946)	(91)	—	(268)	176	(679)	613	(2,195)	(42)
Total liabilities	$(2,241)	$(100)	$—	$(343)	$186	$(854)	$737	$(2,615)	$(44)

	Jan. 1, 2025	Total Realized / Unrealized Gains (Losses)	Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2025	Current Period Unrealized Gains (Losses) Still Held
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$(18)	$25	$—	$—	$(14)	$(14)	$9	$(12)	$22
Asset-backed securities available-for-sale(2)	97	1	—	—	(6)	—	—	92	1
Loans held for sale(3)	154	—	2	—	(116)	13	—	53	—
Total assets	$233	$26	$2	$—	$(136)	$(1)	$9	$133	$23
Liabilities:
Domestic deposits(3)	$(291)	$(10)	$—	$(90)	$24	$(243)	$190	$(420)	$(1)
Long-term debt(3)	(2,153)	(87)	—	(572)	423	(957)	1,151	(2,195)	(39)
Total liabilities	$(2,444)	$(97)	$—	$(662)	$447	$(1,200)	$1,341	$(2,615)	$(40)

(1)Level 3 net derivatives included derivative assets of $231 million and derivative liabilities of $188 million at June 30, 2026 and derivative assets of $147 million and derivative liabilities of $180 million at June 30, 2025. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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
Significant Transfers Into and Out of Level 3 Measurements During both the six months ended June 30, 2026 and 2025, we transferred domestic deposits and long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and the underlying inputs have become more observable. During both the six months ended June 30, 2026 and 2025, we transferred domestic deposits and long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable.

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of significant assets and liabilities classified as Level 3 fair value measurements:

June 30, 2026
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Equity derivative contracts(2)	$58	Option pricing model	Equity / Equity Index volatility	5% - 149%	61%
			Equity / Equity and Equity / Index correlation	40% - 98%	83%
			Equity forward price	$0 - $72,824	$3,341
Asset-backed securities available-for-sale	$71	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$264	Market comparables and internal assumptions	Adjusted market price	31% - 100%	83%
Domestic deposits (structured deposits)(2)(3)	$(569)	Option adjusted discounted cash flows	Equity / Equity Index volatility	5% - 66%	14%
			Equity / Equity and Equity / Index correlation	40% - 95%	67%
Long-term debt (structured notes)(2)(3)	$(2,752)	Option adjusted discounted cash flows	Equity / Equity Index volatility	11% - 86%	35%
			Equity / Equity and Equity / Index correlation	45% - 98%	85%
			Credit default swap spreads	396bps	N/A

December 31, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Equity derivative contracts(2)	$11	Option pricing model	Equity / Equity Index volatility	5% - 90%	60%
			Equity / Equity and Equity / Index correlation	42% - 98%	84%
			Equity forward price	$0 - $57,523	$2,773
Asset-backed securities available-for-sale	$76	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$166	Market comparables and internal assumptions	Adjusted market price	28% - 100%	74%
Domestic deposits (structured deposits)(2)(3)	$(377)	Option adjusted discounted cash flows	Equity / Equity Index volatility	5% - 45%	12%
			Equity / Equity and Equity / Index correlation	42% - 93%	75%
Long-term debt (structured notes)(2)(3)	$(2,354)	Option adjusted discounted cash flows	Equity / Equity Index volatility	12% - 72%	31%
			Equity / Equity and Equity / Index correlation	48% - 98%	86%
			Credit default swap spreads	722bps	N/A

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

HSBC USA Inc.
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
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain assets are measured at fair value on a non-recurring basis and, therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the assets has been recorded at June 30, 2026 and December 31, 2025. The gains (losses) during the three and six months ended June 30, 2026 and 2025 are also included.

	Non-Recurring Fair Value Measurements at June 30, 2026				Total Gains (Losses) For the Three Months Ended June 30, 2026	Total Gains (Losses) For the Six Months Ended June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$91	$—	$91	$3	$3
Commercial loans held for sale(2)	—	460	—	460	(2)	(1)
Commercial loans(3)	—	—	342	342	(15)	(42)
Total assets at fair value on a non-recurring basis	$—	$551	$342	$893	$(14)	$(40)

	Non-Recurring Fair Value Measurements at December 31, 2025				Total Gains (Losses) For the Three Months Ended June 30, 2025	Total Gains (Losses) For the Six Months Ended June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$94	$—	$94	$2	$3
Commercial loans held for sale(2)	—	1,277	—	1,277	—	—
Commercial loans(3)	—	—	342	342	(15)	(67)
Total assets at fair value on a non-recurring basis	$—	$1,371	$342	$1,713	$(13)	$(64)

(1)Represents residential mortgage loans held for investment whose carrying amount was adjusted during the period based on the fair value of the underlying collateral.
(2)Represents loans held for sale where the fair value of the loans was below cost.
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

HSBC USA Inc.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the non-recurring fair value measurement of assets classified as Level 3 fair value measurements:

At June 30, 2026
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$342	Valuation of third-party appraisal on underlying collateral	Loss severity rates	4% - 100%	33%

At December 31, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$342	Valuation of third-party appraisal on underlying collateral	Loss severity rates	0% - 100%	30%

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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy:

June 30, 2026	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in billions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$24.7	$24.7	$.8	$23.9	$—
Federal funds sold and securities purchased under agreements to resell	4.5	4.5	—	4.5	—
Securities held-to-maturity, net of allowance for credit losses	20.5	20.1	5.9	14.2	—
Commercial loans, net of allowance for credit losses	41.3	41.9	—	—	41.9
Commercial loans held for sale	.5	.5	—	.5	—
Consumer loans, net of allowance for credit losses	20.4	19.5	—	—	19.5
Financial liabilities:
Short-term financial liabilities	$9.1	$9.1	$—	$9.1	$—
Deposits	123.1	123.0	—	123.0	—
Long-term debt	16.6	17.0	—	17.0	—

HSBC USA Inc.

December 31, 2025	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in billions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$23.9	$23.9	$.8	$23.1	$—
Federal funds sold and securities purchased under agreements to resell	9.3	9.3	—	9.3	—
Securities held-to-maturity, net of allowance for credit losses	18.3	18.1	2.8	15.3	—
Commercial loans, net of allowance for credit losses	38.9	39.7	—	—	39.7
Commercial loans held for sale	1.3	1.3	—	1.3	—
Consumer loans, net of allowance for credit losses	20.5	19.8	—	—	19.8
Financial liabilities:
Short-term financial liabilities	$7.3	$7.3	$—	$7.3	$—
Deposits	120.5	120.5	—	120.5	—
Long-term debt	14.8	15.1	—	15.1	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $175 million and $205 million at June 30, 2026 and December 31, 2025, respectively.

HSBC USA Inc.
17. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 26, "Litigation and Regulatory Matters," in our 2025 Form 10-K and in Note 17, "Litigation and Regulatory Matters," in our Form 10-Q for the three-month period ended March 31, 2026 (the "2026 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2025 Form 10-K and our 2026 First Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2025 Form 10-K and our 2026 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in our 2025 Form 10-K and our 2026 First Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $100 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate. Based on the facts currently known, in respect of each of the disclosed investigations, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Silicon Valley Bank ("SVB") Litigation In May 2026, the court granted defendants' motions to dismiss portions of First Citizens' amended complaint, which had sought to add claims purportedly assigned to First Citizens by the Federal Deposit Insurance Corporation and bring back into the litigation certain claims and defendants dismissed by the court in July 2024. First Citizens' remaining claims are proceeding against HSBC Bank USA and certain other defendants.
Investigations
In 2020, the Competition Commission of South Africa, having initially referred a complaint for proceedings before the South African Competition Tribunal in 2017, filed a revised complaint against HSBC Bank USA and other financial institutions for alleged anti-competitive behavior in the South African foreign exchange market. In January 2024, the South African Competition Appeal Court dismissed HSBC Bank USA from the revised complaint. In June 2026, the South African Constitutional Court confirmed the dismissal of HSBC Bank USA from the revised complaint.

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
•technology changes and developments, including the development, deployment and use of artificial intelligence, including generative artificial intelligence, by HUSI, HSBC Group affiliates, third-party service providers, counterparties, customers, competitors and other market participants, and related operational, cyber, fraud, data, regulatory, compliance, litigation, reputational and competitive risks, as well as such technological developments' impact on how we manage risk;
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
Economic Environment  The U.S. economy continued to grow during the first half of 2026 despite increased economic uncertainty due to the impact of the conflict in the Middle East, including higher energy prices resulting from supply chain disruption, as well as continued pressures from tariffs, inflation and interest rates. U.S. gross domestic product grew at an estimated annual rate of 1.5 percent in the second quarter of 2026, while the personal consumption expenditures price index of 3.7 percent in June 2026 remained above the FRB's target inflation rate. In addition, the total unemployment rate decreased slightly to 4.2 percent in June 2026 compared with 4.4 percent in December 2025. In June 2026, the FRB decided to hold short-term interest rates steady.
The economic uncertainty from the conflict in the Middle East, including higher energy prices, along with tariffs, inflation and interest rates will continue to evolve and impact our business in future periods. Concerns over domestic and global policy issues, geopolitical events and the implications of those events on the markets in general, further add to the uncertainty.
Performance, Developments and Trends The following tables set forth selected financial metrics of HUSI for the six months ended June 30, 2026 and 2025 and at June 30, 2026 and December 31, 2025:

Six Months Ended June 30,	2026	2025
	(dollars are in millions)
Net income	$681	$449
Rate of return on average:
Total assets	.8%	.5%
Common equity	11.0	7.3
Tangible common equity(1)	11.4	7.6
Total equity	10.9	7.3
Net interest margin	1.33	1.28
Efficiency ratio	61	65

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

Six Months Ended June 30,	2026	2025
	(in millions)
Common equity	$12,360	$12,150
Less: Goodwill	458	458
Tangible common equity	$11,902	$11,692

	June 30, 2026	December 31, 2025
Additional Select Ratios:
Allowance as a percent of loans(1)	.68%	.74%
Commercial allowance as a percent of loans(1)	1.01	1.11
Loans to deposits ratio(2)	50	49
Common equity Tier 1 capital to risk-weighted assets	12.1	12.1
Tier 1 capital to risk-weighted assets	12.3	12.4
Total capital to risk-weighted assets	14.3	14.4
Tier 1 leverage ratio	7.6	7.7
Total equity to total assets	7.1	7.2

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $681 million during the six months ended June 30, 2026 compared with $449 million during the six months ended June 30, 2025. Income before income tax was $875 million during the six months ended June 30, 2026 compared with $567 million during the six months ended June 30, 2025. The increase in income before income tax during the six months ended June 30, 2026 was primarily due to a lower provision for credit losses on our commercial loan portfolio as well as higher

HSBC USA Inc.
other revenues driven by increases in other fees and commissions, and trading revenue. Also contributing to the increase was higher net interest income, partly offset by higher operating expenses.
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
Group Reporting Basis We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the IASB. As a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis. Because operating results on the Group Reporting Basis are used in managing our businesses and rewarding performance of employees, our management also separately monitors profit before tax under this basis of reporting. The following table reconciles our U.S. GAAP versus Group Reporting Basis profit before tax:

Six Months Ended June 30,	2026	2025
	(in millions)
Profit before tax – U.S. GAAP	$875	$567
Adjustments:
Expected credit losses(1)	(17)	12
Other	12	(2)
Profit before tax – Group Reporting Basis	$870	$577

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

HSBC USA Inc.
Balance Sheet Review

The following section provides a discussion of the significant changes in our balance sheet at June 30, 2026 compared with December 31, 2025.

		Increase (Decrease) From December 31, 2025
	June 30, 2026	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$29,177	$(3,985)	(12)%
Loans, net	61,680	2,228	4
Loans held for sale	1,305	(620)	(32)
Trading assets	27,731	4,974	22
Securities	53,306	4,983	10
All other assets	7,509	718	11
	$180,708	$8,298	5%
Period end liabilities and equity:
Total deposits	$126,813	$2,716	2%
Trading liabilities	2,994	639	27
Short-term borrowings	9,082	1,793	25
Long-term debt	25,305	2,279	10
Interest, taxes and other liabilities	3,757	553	17
Total equity	12,757	318	3
	$180,708	$8,298	5%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Loans, Net  See Note 4, "Loans," in the accompanying consolidated financial statements for a summary of our loans, excluding loans held for sale. See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses.
Commercial loans increased $2.3 billion driven by new business activity exceeding paydowns and maturities, including new loans provided to the buyers in connection with the sales of portfolios of commercial mortgage loans during the first half of 2026 as discussed further below. The increase in commercial non-affiliate loans was primarily in the software, diversified financials and insurance industries, partly offset by a decline in the real estate industry.
Consumer loans decreased $0.1 billion due to net paydowns in residential mortgage loans.
The weighted average loan-to-value ("LTV") ratio for our residential mortgage loan portfolio, excluding mortgage loans held for sale, was 51 percent and 50 percent at June 30, 2026 and December 31, 2025, respectively, with 98 percent and 99 percent, respectively, of the portfolio having an LTV ratio of less than 80 percent. LTVs for residential mortgages are calculated using the loan balance at the reporting date. Current estimated property values are derived from the property's appraised value at the time of loan origination (or, if available, a subsequent revaluation) updated using the most current Federal Housing Finance Agency's House Price Index data available at either a core-based statistical area or state level.
Loans Held for Sale  Loans held for sale were lower due to a decline in commercial loans held for sale driven by the sales of portfolios of commercial mortgage loans with an aggregate carrying value of $1.1 billion during the first half of 2026. In connection with these sales, we provided senior secured loans to the buyers for portions of the purchase prices. See Note 6, "Loans Held for Sale," in the accompanying consolidated financial statements for additional information.
Trading Assets See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a summary of our trading assets. Trading assets increased due to higher trading securities and higher precious metal assets.
•Trading securities increased $4.5 billion primarily due to an increase in equity positions. Trading security positions are primarily held as economic hedges of derivative products issued to clients.
•Precious metal assets increased $0.9 billion driven by higher client metal lease activity.

HSBC USA Inc.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were higher primarily due to net purchases of U.S. Treasury securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets include, among other items, properties and equipment, net and goodwill. All other assets increased primarily due to increases in assets associated with client share repurchase transactions, outstanding settlement balances related to security sales and low income housing investments.
Deposits  The following table summarizes deposit balances by major depositor categories:

		Increase (Decrease) From December 31, 2025
	June 30, 2026	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$109,694	$1,330	1%
Domestic and foreign banks	15,677	1,431	10
U.S. government and states and political subdivisions	94	6	7
Foreign governments and official institutions	1,348	(51)	(4)
Total deposits	$126,813	$2,716	2%
Total deposits increased due to higher commercial deposits reflecting increased business activity, including higher savings deposits from a large corporate client. This increase was partly offset by lower deposits from affiliates.
Trading Liabilities See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a summary of our trading liabilities. Trading liabilities increased due to higher derivative liabilities and higher payables for precious metals, partly offset by lower securities sold, not yet purchased.
•Derivative liabilities increased $0.8 billion mainly from market movements which resulted in higher valuations of foreign exchange and equity derivatives, partly offset by lower valuations of commodity derivatives.
•Payables for precious metals increased $0.6 billion driven by higher metal lease borrowing to support client activity levels.
•Securities sold, not yet purchased decreased $0.7 billion due to a decrease in short U.S. Treasury positions primarily related to economic hedges of trading security positions held for Community Reinvestment Act purposes.
Short-Term Borrowings  Short-term borrowings were higher due to increases in federal funds purchased, commercial paper outstanding and securities sold under repurchase agreements. We continue to actively manage our balance sheet to maximize returns while maintaining adequate liquidity.
Long-Term Debt  Long-term debt increased driven by new debt issuances, including $3.6 billion of senior debt issued to HSBC North America in the first half of 2026. Total debt issuances during the six months ended June 30, 2026 were $6.8 billion, of which $1.6 billion was issued by HSBC Bank USA. This increase was partly offset by debt retirements.
Incremental issuances from our shelf registration statement with the SEC totaled $3.2 billion of senior structured notes during the six months ended June 30, 2026. Total long-term debt outstanding under this shelf was $10.4 billion and $9.9 billion at June 30, 2026 and December 31, 2025, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled nil during the six months ended June 30, 2026. Total debt outstanding under this program was $1.6 billion and $1.7 billion at June 30, 2026 and December 31, 2025, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1.0 billion at both June 30, 2026 and December 31, 2025.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased primarily due to increases in outstanding settlement balances related to security purchases, liabilities associated with client share repurchase transactions and low income housing liabilities.
Total Equity During the second quarter of 2026, we paid a dividend on our common stock of $0.3 billion from retained earnings to HSBC North America. See Note 13, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for additional details.

HSBC USA Inc.
Results of Operations

The following section provides a discussion of the significant changes in our operating results for the six months ended June 30, 2026 compared with the six months ended June 30, 2025.
Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2026 Compared with 2025 Increase (Decrease)
Six Months Ended June 30,	2026	Volume	Rate	2025
	(dollars are in millions)
Interest income:
Short-term investments	$553	$(179)	$(110)	$842
Trading assets	222	50	(6)	178
Securities	1,024	138	(80)	966
Commercial loans	1,163	13	(140)	1,290
Consumer loans	436	(36)	(6)	478
Other	30	(2)	(2)	34
Total interest income	3,428	(16)	(344)	3,788
Interest expense:
Deposits	1,530	(84)	(236)	1,850
Short-term borrowings	213	14	(66)	265
Long-term debt	560	58	(92)	594
Other	24	1	(7)	30
Total interest expense	2,327	(11)	(401)	2,739
Net interest income	$1,101	$(5)	$57	$1,049

Yield on total interest earning assets	4.14%			4.63%
Cost of total interest bearing liabilities	3.51			4.06
Interest rate spread	.63			.57
Benefit from net non-interest paying funds(1)	.70			.71
Net interest margin on average earning assets	1.33%			1.28%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during the six months ended June 30, 2026 primarily due to lower interest expense from deposits, short-term borrowings and long-term debt and higher interest income from securities and trading assets. The overall increase in net interest income was partly offset by lower interest income from short-term investments, commercial loans and consumer loans. Lower yields on interest earning assets and lower rates paid on interest bearing liabilities reflect the impact of lower market rates.
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
•Long-term debt interest expense decreased due to lower rates paid on variable rate borrowings and newly issued debt, partly offset by higher average balances.
•Securities interest income was higher due to higher average balances, partly offset by lower yields. Higher average balances were driven by increases in U.S. Treasury and U.S. Government agency securities.
•Trading assets interest income increased due to higher average balances driven by increases in equity and foreign sovereign positions.

HSBC USA Inc.
•Short-term investments interest income was lower due to lower average balances and lower yields.
•Commercial loans interest income decreased due to lower yields on variable rate loans and newly originated loans.
•Consumer loans interest income decreased primarily due to lower average balances driven by the impact of the residential mortgage loan sale during the fourth quarter of 2025.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Six Months Ended June 30,	2026	2025	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Commercial mortgages(1)	$(37)	$64	$(101)	*
Business and corporate banking(1)	58	87	(29)	(33)
Other commercial	(1)	—	(1)	*
Total commercial loans	20	151	(131)	(87)
Consumer loans:
Residential mortgages	(4)	(8)	4	50
Other consumer	(1)	(2)	1	50
Total consumer loans	(5)	(10)	5	50
Total loans	15	141	(126)	(89)
Off-balance sheet credit exposures	(5)	19	(24)	*
Total provision for credit losses	$10	$160	$(150)	(94)%

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
Our provision for credit losses decreased during the six months ended June 30, 2026 due to a lower provision for credit losses on our commercial loan portfolio and a lower provision for credit losses on off-balance sheet credit exposures.
The provision for credit losses on our commercial loan portfolio decreased $131 million during the six months ended June 30, 2026. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients, partly offset by a decline in reserves for risk factors associated with higher risk exposures and improved economic forecasts. In the prior year period, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial mortgage loan, and worsening economic forecasts.
The provision for credit losses on off-balance sheet credit exposures decreased $24 million during the six months ended June 30, 2026 reflecting a release in reserves compared with a loss provision in the prior year period. The release in the current year period resulted from improved economic forecasts, while the loss provision in the prior year period resulted from worsening economic forecasts.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses and liability for off-balance sheet credit exposures.

HSBC USA Inc.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Six Months Ended June 30,	2026	2025	Amount	%
	(dollars are in millions)
Trust and investment management fees	$94	$82	$12	15%
Other fees and commissions	444	358	86	24
Trading revenue	409	384	25	7
Other securities gains, net	20	9	11	*
Servicing and other fees from HSBC affiliates	221	200	21	11
Gain (loss) on instruments designated at fair value and related derivatives	(17)	(4)	(13)	*
Other income (loss)	(15)	5	(20)	*
Total other revenues	$1,156	$1,034	$122	12%

*Percentage change is greater than 100 percent.
Trust and investment management fees increased during the six months ended June 30, 2026 driven by higher average assets under management.
Other fees and commissions were higher during the six months ended June 30, 2026 primarily due to increased fees from loan syndication, commitments and guarantees reflecting higher business activity compared with the prior year period. See Note 10, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.
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

Six Months Ended June 30,	2026	2025	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$151	$169	$(18)	(11)%
Debt Markets	(2)	15	(17)	*
Equities	236	227	9	4
Markets Treasury	13	(20)	33	*
Other trading	11	(7)	18	*
Total trading revenue	$409	$384	$25	7%

*Percentage change is greater than 100 percent.
Trading revenue increased during the six months ended June 30, 2026 primarily due to higher revenue in Markets Treasury and Other trading, partly offset by lower revenue in Foreign Exchange and Debt Markets.
•Markets Treasury revenue was higher reflecting the improved performance of economic hedge positions used to manage interest rate risk.
•Other trading revenue was higher primarily due to favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes.
•Foreign Exchange revenue was lower driven by lower market volatility in precious metals compared with the prior year period.
•Debt Markets revenue was lower driven by lower balance sheet deployment and lower valuation gains.
Other securities gains, net increased during the six months ended June 30, 2026 primarily due to higher gains from the sale of U.S. Treasury securities. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates increased during the six months ended June 30, 2026 primarily due to higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates and higher sales commissions from HSBC Bank plc.

HSBC USA Inc.
Gain (loss) on instruments designated at fair value and related derivatives decreased during the six months ended June 30, 2026 attributable primarily to unfavorable fair value adjustments on commercial loans held for sale driven by the weakening of market conditions associated with a single transaction. See Note 8, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss) decreased during the six months ended June 30, 2026 primarily due to higher losses on the swap agreements entered into in conjunction with previous sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares"), higher valuation losses associated with credit default swap protection, and lower gains from bank owned life insurance. These decreases were partly offset by a gain in the current year period from the exercise of equity warrant assets in connection with an innovation banking client's initial public offering ("IPO").
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Six Months Ended June 30,	2026	2025	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$269	$309	$(40)	(13)%
Support services from HSBC affiliates	943	860	83	10
Occupancy expense, net	20	24	(4)	(17)
Other expenses:
Equipment and software	73	66	7	11
Marketing	19	13	6	46
Outside services	17	19	(2)	(11)
Professional fees	20	22	(2)	(9)
Federal Deposit Insurance Corporation ("FDIC") assessment fees	26	35	(9)	(26)
Miscellaneous	(15)	8	(23)	*
Total other expenses	140	163	(23)	(14)
Total operating expenses	$1,372	$1,356	$16	1%
Personnel - average number	1,823	2,071
Efficiency ratio	61%	65%

*Percentage change is greater than 100 percent.
Salaries and employee benefits decreased during the six months ended June 30, 2026 primarily due to lower salaries expense driven by staff reductions related to the simplification of our organizational structure as well as lower severance related costs.
Support services from HSBC affiliates increased during the six months ended June 30, 2026 due to higher cost allocations from our technology and support service functions, as well as global resourcing and other global support activities. Contributing to the increase were higher costs associated with our investments in systems infrastructure and new technologies. A summary of the services received from various HSBC affiliates is included in Note 11, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net was relatively flat during the six months ended June 30, 2026.
Other expenses decreased during the six months ended June 30, 2026 primarily due to higher expense capitalization related to internally developed software and lower deposit insurance assessment fees.
Efficiency ratio  Our efficiency ratio improved during the six months ended June 30, 2026 due to higher other revenues and higher net interest income, partly offset by higher operating expenses as discussed in detail above.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Six Months Ended June 30,	2026	2025
	(dollars are in millions)
Income before income tax	$875	$567
Income tax expense	194	118
Effective tax rate	22.2%	20.8%
During the six months ended June 30, 2026, income tax expense and the effective tax rate increased primarily due to higher pre-tax income and a lower deferred State tax benefit from tax law changes in the current year period.

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
Our segment results are presented in accordance with HSBC Group accounting and reporting policies, which apply IFRSs as issued by the IASB. As a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis. See Note 12, "Business Segments," in the accompanying consolidated financial statements for additional information. There have been no significant changes since December 31, 2025 in the measurement of segment profit or the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
The following section provides a discussion of the significant changes in our segment results for the six months ended June 30, 2026 compared with the six months ended June 30, 2025.
International Wealth and Premier Banking  The following table summarizes the Group Reporting Basis results for our IWPB segment:

			Increase (Decrease)
Six Months Ended June 30,	2026	2025	Amount	%
	(dollars are in millions)
Net interest income	$362	$374	$(12)	(3)%
Other operating income	128	115	13	11
Total operating income(1)	490	489	1	—
Expected credit losses	3	3	—	—
Net operating income	487	486	1	—
Operating expenses	368	388	(20)	(5)
Profit before tax	$119	$98	$21	21%

(1)The following table summarizes the impact of key activities on the total operating income of our IWPB segment.

			Increase (Decrease)
Six Months Ended June 30,	2026	2025	Amount	%
	(dollars are in millions)
Retail Banking	$280	$288	$(8)	(3)%
Wealth	163	160	3	2
Other(2)	47	41	6	15
Total operating income	$490	$489	$1	—%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.
Our IWPB segment reported a higher profit before tax during the six months ended June 30, 2026 due to lower operating expenses and higher other operating income, partly offset by lower net interest income.
Net interest income decreased during the six months ended June 30, 2026 primarily due to lower average loan balances driven by the impact of the residential mortgage loan sale during the fourth quarter of 2025.
Other operating income increased during the six months ended June 30, 2026 due to higher investment management fees driven by higher average assets under management and the improved performance of economic hedge positions used to manage interest rate risk. These increases were partly offset by higher losses on the swap agreements entered into in conjunction with previous sales of Visa Class B shares.
Operating expenses decreased during the six months ended June 30, 2026 primarily due to lower expense related to legal matters and lower severance related costs.

HSBC USA Inc.
Corporate and Institutional Banking  The following table summarizes the Group Reporting Basis results for our CIB segment:

			Increase (Decrease)
Six Months Ended June 30,	2026	2025	Amount	%
	(dollars are in millions)
Net interest income	$966	$933	$33	4%
Other operating income	780	636	144	23
Total operating income(1)	1,746	1,569	177	11
Expected credit losses	25	147	(122)	(83)
Net operating income	1,721	1,422	299	21
Operating expenses	844	865	(21)	(2)
Profit before tax	$877	$557	$320	57%

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

			Increase (Decrease)
Six Months Ended June 30,	2026	2025	Amount	%
	(dollars are in millions)
Wholesale Transaction Banking	$1,058	$963	$95	10%
Investment Banking	140	106	34	32
Debt and Equity Markets	113	78	35	45
Credit and Lending	144	172	(28)	(16)
Other(2)	291	250	41	16
Total operating income	$1,746	$1,569	$177	11%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, allocated Markets Treasury revenue and net interest income on capital held in the business and not assigned to products.
Our CIB segment reported a higher profit before tax during the six months ended June 30, 2026 due to higher other operating income, lower expected credit losses, higher net interest income and lower operating expenses.
Revenue increased during the six months ended June 30, 2026 due to higher revenue in Wholesale Transaction Banking, Other, Debt and Equity Markets, and Investment Banking, partly offset by lower revenue in Credit and Lending.
•Wholesale Transaction Banking revenue increased driven by higher net interest income from higher deposit spreads and the favorable impact of higher deposit balances as well as increased fees from guarantees. Also contributing to the increase was higher foreign exchange revenue from market volatility and higher client activity.
•Other revenue increased primarily due to higher earnings on capital and a gain in the current year period from the exercise of equity warrant assets in connection with an innovation banking client's IPO.
•Debt and Equity Markets revenue increased driven by higher balance sheet deployment, improved trading spreads on equities, and lower valuation losses in secondary credit.
•Investment Banking revenue increased primarily due to increased fees from loan syndication and higher net interest income from higher loan balances in leveraged and acquisition finance.
•Credit and Lending revenue decreased primarily due to unfavorable fair value adjustments on certain loans held for sale driven by the weakening of market conditions associated with a single transaction. Also contributing to the decrease were lower net interest income from lower loan balances in corporate lending and compressed loan spreads as well as higher valuation losses associated with credit default swap protection.
Expected credit losses decreased during the six months ended June 30, 2026. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients, partly offset by a lower loss estimate for risk factors associated with higher risk industry exposures and improved economic forecasts. In the prior year period, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial mortgage loan, and worsening economic forecasts.
Operating expenses decreased during the six months ended June 30, 2026 primarily due to lower salaries expense driven by staff reductions related to the simplification of our organizational structure as well as lower severance related costs. These decreases were partly offset by higher cost allocations from our support service functions.

HSBC USA Inc.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Six Months Ended June 30,	2026	2025	Amount	%
	(dollars are in millions)
Net interest expense	$(258)	$(185)	$(73)	(39)%
Other operating income	251	181	70	39
Total operating income (expense)	(7)	(4)	(3)	(75)
Expected credit losses	—	—	—	—
Net operating income (expense)	(7)	(4)	(3)	(75)
Operating expenses	119	74	45	61
Loss before tax	$(126)	$(78)	$(48)	(62)%
Our CC segment reported a higher loss before tax during the six months ended June 30, 2026 due to higher net interest expense and higher operating expenses, partly offset by higher other operating income.
Net interest expense increased during the six months ended June 30, 2026 reflecting the impact of higher CIB trading balances discussed below as well as higher retained liquidity charges.
Other operating income increased during the six months ended June 30, 2026 primarily due to higher net funding credits associated with CIB trading activities which increased by $60 million, reflecting higher trading balances. Also contributing to the increase were favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes.
Operating expenses increased during the six months ended June 30, 2026 primarily due to higher cost allocations from our technology and support service functions.
Reconciliation of Segment Results  See Note 12, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our Group Reporting Basis segment results to U.S. GAAP consolidated totals.

Credit Quality

In the normal course of business, we enter into a variety of transactions that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the United States and, on a limited basis, internationally.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2025 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2025 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2026.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	June 30, 2026	December 31, 2025
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$421	$436
Consumer loans	2	6
Total loans	423	442
Total allowance for credit losses	$423	$442

Liability for off-balance sheet credit exposures	$161	$166
The total allowance for credit losses decreased $19 million compared with December 31, 2025 primarily due to a lower allowance for credit losses on our commercial loan portfolio. The decrease in our commercial allowance for credit losses was driven by charge-offs, a decline in reserves for risk factors associated with higher risk exposures and improved economic forecasts. These decreases were partly offset by downgrades reflecting weakness in the financial condition of certain clients.

HSBC USA Inc.
The liability for off-balance sheet credit exposures decreased $5 million compared with December 31, 2025.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	June 30, 2026		December 31, 2025
	(dollars are in millions)
Commercial:
Commercial mortgages(1)	$71	2%	$108	3%
Business and corporate banking(1)	350	50	327	47
Other commercial	—	15	1	16
Total commercial	421	67	436	66
Consumer:
Residential mortgages	(14)	32	(12)	33
Other consumer	16	1	18	1
Total consumer	2	33	6	34
Total	$423	100%	$442	100%

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
The following table sets forth key ratios for the allowance for credit losses on loans:

	June 30, 2026	December 31, 2025
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.19%	1.31%
Affiliates	—	—
Total commercial	1.01	1.11
Consumer	.01	.03
Total loans	.68	.74
Nonperforming loans:(1)(2)
Commercial	70%	82%
Consumer	1	3
Total nonperforming loans	52	59

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the six months ended June 30, 2026 and 2025.
The allowance for credit losses on loans as a percentage of total loans held for investment decreased compared with December 31, 2025 due to the decrease in our allowance for credit losses for the reasons discussed above and an increase in total loans held for investment.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment decreased compared with December 31, 2025 due to an increase in nonperforming loans as discussed further below and the decrease in our allowance for credit losses for the reasons discussed above.

HSBC USA Inc.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio"):

	June 30, 2026		December 31, 2025
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$89	.21%	$126	.32%
Consumer(1)	157	.77	146	.71
Total	$246	.40	$272	.45

(1)At June 30, 2026 and December 31, 2025, includes $85 million and $57 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
Our two-months-and-over contractual delinquency ratio decreased 5 basis points compared with December 31, 2025 due to lower delinquent loans in our commercial loan portfolio driven by the collection of a commercial mortgage loan, partly offset by a corporate banking loan which became 60 days past due.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Six Months Ended June 30,
	2026			2025
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio

Commercial:
Commercial mortgages(1)	$—	$1,197	—%	$27	$3,385	1.60%
Business and corporate banking(1)	35	29,772	.24	39	29,691	.27
Other commercial	—	10,030	—	—	8,901	—
Total commercial	35	40,999	.17	66	41,977	.32
Consumer:
Residential mortgages	(2)	19,654	(.02)	(3)	21,440	(.03)
Other consumer	1	732	.27	1	638	.31
Total consumer	(1)	20,386	(.01)	(2)	22,078	(.02)
Total	$34	$61,385	.11	$64	$64,055	.20

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
Our net charge-off ratio decreased 9 basis points during the six months ended June 30, 2026 due to lower net charge-offs in our commercial loan portfolio driven by loan sales and the deterioration of a few corporate banking loans in the prior year period. Also contributing to the decrease was the recovery of an innovation banking loan in the current year period.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	June 30, 2026		December 31, 2025
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$600	1.44%	$533	1.35%
Consumer(1)(2)	219	1.07	219	1.07
Total	$819	1.32	$752	1.26

(1)See Note 4, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At June 30, 2026 and December 31, 2025, total nonperforming loans include $3 million and $4 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At June 30, 2026 and December 31, 2025, includes $126 million and $99 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

HSBC USA Inc.
Our nonperforming loans ratio increased 6 basis points compared with December 31, 2025 due to higher nonperforming loans in our commercial loan portfolio driven by downgrades, partly offset by paydowns and charge-offs.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	June 30, 2026		December 31, 2025
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in billions)
Diversified financials	$10.0	$11.8	$9.3	$11.1
Software and services	2.8	7.2	1.8	6.3
Commercial and professional services	2.7	7.4	2.5	6.9
Utilities	2.2	2.6	1.9	2.2
Capital goods	2.0	6.8	1.7	6.8
Consumer services	1.9	4.2	1.8	3.8
Retailing	1.9	4.2	2.4	4.3
Real estate	1.8	1.9	2.8	1.8
Consumer durables and apparel	1.1	3.5	1.6	4.2
Food, beverage and tobacco	.9	2.4	.7	2.6
Insurance	.9	3.4	.3	3.2
Chemicals	.8	4.0	1.1	4.1
Technology hardware and equipment	.8	7.0	.5	6.8
Health care equipment and services	.8	3.4	.8	3.5
Energy	.7	6.1	1.0	7.0
Food and staples retailing	.7	1.5	.6	1.6
Metals and mining	.6	1.1	.9	.5
Pharmaceuticals, biotechnology and life science	.6	4.2	.3	4.2
Media and entertainment	.3	1.1	.3	3.0
Transportation	.3	.3	.2	.3
Total commercial credit exposure in top 20 industries(1)	33.8	84.1	32.5	84.2
All other industries	1.5	9.4	.8	8.0
Total commercial credit exposure(2)	$35.3	$93.5	$33.3	$92.2

(1)Based on utilization at June 30, 2026.
(2)Excludes commercial credit exposures with affiliates.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure for our mortgage loan portfolios, excluding loans held for sale:

	June 30, 2026		December 31, 2025
	Commercial Mortgages	Residential Mortgages	Commercial Mortgages	Residential Mortgages
New York State	36%	27%	33%	27%
California	5	48	5	48
North Central United States	18	1	11	1
North Eastern United States, excluding New York State	3	7	7	7
Southern United States	35	9	43	9
Western United States, excluding California	3	8	1	8
Total	100%	100%	100%	100%
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

	June 30, 2026	December 31, 2025
	(in billions)
Interest-only loans	$4.5	$4.4
ARM loans(1)	14.6	14.8

(1)During the remainder of 2026 and during 2027, approximately $0.3 billion and $1.0 billion, respectively, of the ARM loans will experience their first interest rate reset.
Credit Risk Associated with Derivative Contracts  Credit risk associated with derivatives represents the net replacement cost of derivative contracts in a receivable position in the event counterparties fail to perform. We manage this risk by monitoring both the current exposure (replacement cost on the measurement date) and the potential future exposure (an estimate of potential changes in contract values over their remaining terms). Counterparties are subject to regular credit review by the Credit Risk function. We mitigate derivative credit risk through legally enforceable master netting agreements and collateral arrangements, with collateral levels determined based on an assessment of counterparty credit risk and/or regulatory requirements.
The table below presents total derivative credit risk exposure calculated under the Basel III Standardized Approach, which includes the net positive mark-to-market of the contracts plus any adjusted potential future exposure as measured based on notional amounts. The regulatory capital rules recognize that enforceable netting agreements and collateral reduce credit risk and, therefore, allow for reduced risk-weighted asset amounts for regulatory capital purposes relative to gross exposures. In addition, many derivative contracts contain provisions that permit early termination or close-out if a counterparty fails to post required collateral. As a result, the potential future exposure for these contracts is often much lower than that derived by the regulatory capital rules.

	June 30, 2026	December 31, 2025
	(in billions)
Risk associated with derivative contracts:
Total credit risk exposure	$12.1	$11.0
Less: collateral held against exposure	3.9	3.3
Net credit risk exposure	$8.2	$7.7

HSBC USA Inc.
Liquidity and Capital Resources

Effective liquidity management is defined as ensuring we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements in both the short- and long-term and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity and funding risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk.
Interest Bearing Deposits with Banks totaled $23.9 billion and $23.1 billion at June 30, 2026 and December 31, 2025, respectively, of which $23.8 billion and $23.0 billion, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $4.5 billion and $9.3 billion at June 30, 2026 and December 31, 2025, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets include securities totaling $25.7 billion and $21.2 billion at June 30, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities include securities available-for-sale and securities held-to-maturity totaling $53.3 billion and $48.3 billion at June 30, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $9.1 billion and $7.3 billion at June 30, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $126.8 billion and $124.1 billion at June 30, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt totaled $25.3 billion and $23.0 billion at June 30, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends. The following table presents the maturities of long-term debt at June 30, 2026:

(in billions)
2026	$1.2
2027	3.9
2028	5.6
2029	4.8
2030	3.3
Thereafter	6.5
Total	$25.3
Under our shelf registration statement with the SEC, we may issue certain securities including debt securities and preferred stock. We qualify as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At June 30, 2026, we were authorized to issue up to $15.0 billion, of which $4.6 billion was available. HSBC Bank USA has a Global Bank Note Program that provides for the aggregate issuance of $40.0 billion of subordinated and senior notes, of which $12.0 billion remained available to be issued at June 30, 2026.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2026, long-term debt included $1.0 billion of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $34.7 billion.

HSBC USA Inc.
Preferred Equity  See Note 17, "Preferred Stock," in our 2025 Form 10-K for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During the first half of 2026, HSBC USA received a common stock dividend of $0.3 billion from its subsidiary, HSBC Bank USA, and paid dividends on its common stock of $0.3 billion from retained earnings to its parent, HSBC North America.
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

	June 30, 2026	December 31, 2025
Common equity Tier 1 capital to risk-weighted assets	12.1%	12.1%
Tier 1 capital to risk-weighted assets	12.3	12.4
Total capital to risk-weighted assets	14.3	14.4
Tier 1 leverage ratio(1)	7.6	7.7

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
We are subject to regulatory capital rules issued by U.S. banking regulators including Basel III (the "Basel III rule"). The Basel III rule establishes minimum capital ratios and overall capital adequacy standards for banks and bank holding companies ("BHCs"). HSBC North America, HSBC USA and HSBC Bank USA each calculate their risk-based capital requirements for credit risk under the Basel III Standardized Approach. In 2019, the FRB and the other federal banking agencies jointly finalized rules to implement the Economic Growth, Regulatory Relief and Consumer Protection Act that tailor the application of the enhanced prudential standards for large BHC and foreign banking organizations (the "Tailoring Rules"). Under the Tailoring Rules, HSBC North America and HSBC Bank USA are subject to Category IV standards. For additional discussion of the Basel III rule requirements, the Tailoring Rules and Category IV standards see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2025 Form 10-K. We continue to review the composition of our capital structure.
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
Capital Planning and Stress Testing The FRB requires certain U.S. top-tier BHCs and IHCs, including HSBC North America, to comply with the FRB's capital plan rule and CCAR program, as well as the supervisory stress tests conducted by the FRB. As a Category IV firm, HSBC North America is subject to supervisory stress testing on a biennial basis. For further discussion of capital planning, stress testing and the CCAR process, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2025 Form 10-K.
HSBC North America submitted its 2026 CCAR capital plan in April 2026. Although HSBC North America is subject to the 2026 supervisory stress test, the FRB has extended until October 2027 the deadline for notifying HSBC North America of its

HSBC USA Inc.
preliminary and final stress capital buffer ("SCB") requirements calculated in 2026. As a result, absent further action from the FRB, HSBC North America will remain subject to its current SCB until the new final SCB requirement is issued in 2027.
2026 Funding Strategy  Our current estimate for funding needs and sources for 2026 is summarized in the following table:

	Actual January 1 through June 30, 2026	Estimated July 1 through December 31, 2026	Estimated Full Year 2026
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$2	$—	$2
Net change in short-term investments and securities	1	3	4
Net change in trading and other assets	5	2	7
Total funding needs	$8	$5	$13
Increase (decrease) in funding sources:
Net change in deposits	$3	$5	$8
Net change in trading and other short-term liabilities	3	(1)	2
Net change in long-term debt	2	1	3
Total funding sources	$8	$5	$13
The above table reflects a long-term funding strategy. Daily balances fluctuate as we accommodate customer needs, while ensuring that we have liquidity in place to support the balance sheet maturity funding profile. Should market conditions deteriorate, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. We remain confident in our ability to access the market for long-term funding needs and we continue to seek well-priced and stable customer deposits.
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At June 30, 2026 and December 31, 2025, we had commitments to extend credit totaling $100.7 billion and $99.8 billion, respectively, comprised primarily of commercial commitments related to secured and unsecured loans and lines of credit and, to a lesser extent, consumer commitments. Consumer commitments comprise unused credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at June 30, 2026 and December 31, 2025, see Note 15, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements.
The contractual amounts of these arrangements represent our maximum possible credit exposure in the event we are required to fulfill the maximum obligation under the contractual terms of the guarantee. Many of these commitments and guarantees expire unused or without default. As a result, we believe the contractual amounts are not representative of actual future credit exposure or funding requirements.
Our off-balance sheet arrangements also include transactions with unconsolidated variable interest entities ("VIEs"). See Note 14, "Variable Interest Entities," in the accompanying consolidated financial statements for a summary of these unconsolidated VIEs.

HSBC USA Inc.
Fair Value

Fair Value Hierarchy  Fair value measurement accounting principles establish a three-tiered fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability. The fair value guidance distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants' assumptions. The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment and may change over time as market conditions evolve. See "Fair Value" in MD&A in our 2025 Form 10-K for further discussion of the fair value hierarchy.
At June 30, 2026 and December 31, 2025, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, derivatives with certain inputs which are unobservable, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 16, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value:

	June 30, 2026	December 31, 2025
	(dollars are in billions)
Level 3 assets(1)(2)	$.9	$.6
Total assets measured at fair value(1)(3)	77.8	67.7
Level 3 liabilities(1)	3.5	2.8
Total liabilities measured at fair value(1)	29.0	25.7
Level 3 assets as a percent of total assets measured at fair value	1%	1%
Level 3 liabilities as a percent of total liabilities measured at fair value	12%	11%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $0.6 billion of recurring Level 3 assets and $0.3 billion of non-recurring Level 3 assets at June 30, 2026. Includes $0.3 billion of recurring Level 3 assets and $0.3 billion of non-recurring Level 3 assets at December 31, 2025.
(3)Includes $76.9 billion of assets measured on a recurring basis and $0.9 billion of assets measured on a non-recurring basis at June 30, 2026. Includes $66.0 billion of assets measured on a recurring basis and $1.7 billion of assets measured on a non-recurring basis at December 31, 2025.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 16, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the six months ended June 30, 2026 and 2025 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

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
Our Board of Directors has ultimate supervisory responsibility for the effective management of risk and approves our risk appetite. It is advised on risk matters by the Risk Committee of the Board of Directors, notably risk appetite and its alignment with our strategy, risk governance and internal controls, as well as high-level risk-related matters. We use a defined executive risk governance structure to help ensure there is appropriate oversight and accountability embedded throughout our business for the effective management of risk.
The principal risks associated with our operations include credit risk, treasury risk, market risk, climate risk, resilience risk, regulatory compliance risk, financial crime risk, strategic risk and model risk.
See "Risk Management" in MD&A in our 2025 Form 10-K for a more complete discussion of the objectives of our risk management system and our material risks as well as our risk management policies and practices. There have been no material changes to our approach to risk management since December 31, 2025.
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
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators. At both June 30, 2026 and December 31, 2025, HSBC Bank USA's LCR exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30-day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer-term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both June 30, 2026 and December 31, 2025, HSBC Bank USA's NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of stable funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both June 30, 2026 and December 31, 2025. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of stable funding for assets and off-balance sheet exposures.

HSBC USA Inc.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2026:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-2	F1+
Long-term/senior debt	A2	A-	A+
HSBC Bank USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	Aa3	A+	AA
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and legal matters, all of which could lead to adverse ratings actions.
In May 2026, Fitch upgraded the long-term debt rating of HSBC Bank USA by one notch to AA from AA- following the publication of its updated bank rating criteria. This rating upgrade reflects Fitch's revised view of increased creditor protection from the HSBC Group's resolution debt buffer. While this rating action did not have a material financial impact on our borrowing costs or liquidity, any future actions could have such an impact.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2026, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
See "Liquidity and Capital Resources" in this MD&A for further discussion of our liquidity position, including additional information regarding our outstanding borrowings, the remaining availability of our debt issuance programs and our funding strategy.
Interest rate risk Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. See "Risk Management" in MD&A in our 2025 Form 10-K for a complete discussion of our approach to interest rate risk.
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
We apply similar risk management policies and measurement techniques to both trading and non-trading portfolios. Our objective is to manage and control market risk exposures to optimize return on risk while maintaining a market profile consistent with our established risk appetite. See "Risk Management" in MD&A in our 2025 Form 10-K for a complete discussion of our approach to market risk.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the six months ended June 30, 2026 and 2025 included fees of $28 million and $14 million, respectively.

Six Months Ended June 30,	2026			2025
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$24,691	$432	3.53%	$30,088	$619	4.15%
Federal funds sold and securities purchased under resale agreements(1)	3,008	121	8.11	6,059	223	7.42
Trading assets	22,782	222	1.97	17,694	178	2.03
Securities	51,664	1,024	4.00	44,884	966	4.34
Loans:
Commercial	42,967	1,163	5.46	42,519	1,290	6.12
Consumer	20,386	436	4.31	22,079	478	4.37
Total loans	63,353	1,599	5.09	64,598	1,768	5.52
Other	1,528	30	3.96	1,647	34	4.16
Total interest earning assets	$167,026	$3,428	4.14%	$164,970	$3,788	4.63%
Allowance for credit losses	(449)			(589)
Cash and due from banks	583			621
Other assets	8,507			9,036
Total assets	$175,667			$174,038
Liabilities and Equity:
Domestic deposits:
Savings deposits	$45,407	$479	2.13%	$44,681	$560	2.53%
Time deposits	14,949	288	3.89	20,990	531	5.10
Other interest bearing deposits	32,950	678	4.15	32,712	655	4.04
Foreign deposits	6,477	85	2.65	6,302	104	3.33
Total interest bearing deposits	99,783	1,530	3.09	104,685	1,850	3.56
Short-term borrowings:
Securities sold under repurchase agreements(1)	2,421	106	8.83	1,952	127	13.12
Commercial paper	4,529	92	4.10	5,093	128	5.07
Other short-term borrowings	1,506	15	2.01	971	10	2.08
Total short-term borrowings	8,456	213	5.08	8,016	265	6.67
Long-term debt	24,066	560	4.69	21,806	594	5.49
Total interest bearing debt	132,305	2,303	3.51	134,507	2,709	4.06
Other	1,505	24	3.22	1,460	30	4.14
Total interest bearing liabilities	$133,810	$2,327	3.51%	$135,967	$2,739	4.06%
Net interest income/Interest rate spread		$1,101	.63%		$1,049	.57%
Noninterest bearing deposits	23,676			19,676
Other liabilities	5,556			5,980
Total equity	12,625			12,415
Total liabilities and equity	$175,667			$174,038
Net interest margin on average earning assets			1.33%			1.28%

(1)The denominators used in the calculation of the rates on federal funds sold and securities purchased under resale agreements and securities sold under repurchase agreements reflect the net amounts presented in the balance sheet.

HSBC USA Inc.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Omitted pursuant to General Instruction H(2)(c) of Form 10-Q. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our 2025 Form 10-K.

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the second quarter of 2026 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the second quarter of 2026, and approximately 14 remain outstanding.

HSBC USA Inc.
Activity related to U.S. Executive Order 13224
The HSBC Group has individual and corporate customers in the Middle East that, during the second quarter of 2026, made local currency check payments for the rental of property to a corporate entity designated under Executive Order 13224. The HSBC Group processed these checks on behalf of its customers.
The HSBC Group has a corporate customer in Asia that, during the second quarter of 2026, received a local currency payment from a corporate entity designated under Executive Order 13224 for the rental of property. The HSBC Group processed this payment to its customer.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2026.
Activity related to U.S. Executive Order 13382
The HSBC Group has an individual customer in Asia that became designated under Executive Order 13382 in the second quarter of 2026. Immediately following the designation, and prior to the accounts being restricted, the HSBC Group processed three local currency payments for its customer.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2026.
Other activity
The HSBC Group has an individual customer in the Middle East that received a local currency check from an insurance company that is owned by the Government of Iran during the second quarter of 2026. The HSBC Group processed the check from the insurance company to its customer.
The HSBC Group has individual and corporate customers in Europe that, during the second quarter of 2026, made local currency domestic payments to, or received such payments from, an Iranian embassy. Generally, these customers appear to receive consular or other services provided by the embassy or provide goods and services that support the conduct of the official business of the embassy. The HSBC Group processed these payments between its customers and the Iranian embassy.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2026.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during the second quarter of 2026. There was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2026 relating to these frozen accounts.

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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three and six months ended June 30, 2026 and 2025, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) the Consolidated Balance Sheet at June 30, 2026 and December 31, 2025, (iv) the Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2026 and 2025, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 4, 2026

HSBC USA INC.

By:	/s/ ANDREW FULLAM
Andrew Fullam
Chief Financial Officer