Form 10-Q
period 2026-09-30
HSBC USA INC /MD/
filed 2026-10-27
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of October 23, 2026, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

HSBC USA Inc.

HSBC USA Inc.
PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Interest income:
Loans	$813	$886	$2,412	$2,654
Securities	546	517	1,570	1,483
Trading assets	126	90	348	268
Short-term investments	240	398	793	1,240
Other	14	13	44	47
Total interest income	1,739	1,904	5,167	5,692
Interest expense:
Deposits	773	913	2,303	2,763
Short-term borrowings	135	126	348	391
Long-term debt	295	325	855	919
Other	8	15	32	45
Total interest expense	1,211	1,379	3,538	4,118
Net interest income	528	525	1,629	1,574
Provision for credit losses	(21)	(84)	(11)	76
Net interest income after provision for credit losses	549	609	1,640	1,498
Other revenues:
Trust and investment management fees	50	43	144	125
Other fees and commissions	199	190	643	548
Trading revenue	278	186	687	570
Other securities gains, net	29	26	49	35
Servicing and other fees from HSBC affiliates	96	99	317	299
Gain (loss) on instruments designated at fair value and related derivatives	(50)	(3)	(67)	(7)
Other income (loss)	(23)	7	(38)	12
Total other revenues	579	548	1,735	1,582
Operating expenses:
Salaries and employee benefits	141	145	410	454
Support services from HSBC affiliates	486	432	1,429	1,292
Occupancy expense, net	12	13	32	37
Other expenses	81	71	221	234
Total operating expenses	720	661	2,092	2,017
Income before income tax	408	496	1,283	1,063
Income tax expense	98	118	292	236
Net income	$310	$378	$991	$827
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income	$310	$378	$991	$827
Net change in unrealized gains (losses), net of tax:
Investment securities	(408)	147	(484)	356
Fair value option liabilities attributable to our own credit spread	15	(23)	28	(27)
Derivatives designated as cash flow hedges	198	(8)	223	(124)
Pension and post-retirement benefit plans	—	(1)	(1)	(1)
Total other comprehensive income (loss)	(195)	115	(234)	204
Comprehensive income	$115	$493	$757	$1,031
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2026	December 31, 2025
	(in millions)
Assets
Cash and due from banks	$693	$762
Interest bearing deposits with banks	13,120	23,148
Federal funds sold and securities purchased under agreements to resell	2,339	9,252
Trading assets (includes $4.5 billion and $3.5 billion pledged to creditors)	33,202	22,757
Securities available-for-sale (amortized cost of $31.6 billion and $31.7 billion, and includes $0.7 billion and $0.0 billion pledged to creditors)	29,358	30,030
Securities held-to-maturity (fair value of $19.0 billion and $18.1 billion)	20,306	18,293
Loans	62,334	59,894
Less – allowance for credit losses	362	442
Loans, net	61,972	59,452
Loans held for sale (includes $0.9 billion and $0.6 billion designated under fair value option)	1,118	1,925
Properties and equipment, net	80	72
Goodwill	458	458
Other assets	7,331	6,261
Total assets	$169,977	$172,410
Liabilities
Debt:
Domestic deposits:
Noninterest bearing	$22,923	$20,066
Interest bearing (includes $3.7 billion and $3.6 billion designated under fair value option)	89,908	95,707
Foreign deposits - interest bearing	5,888	8,324
Total deposits	118,719	124,097
Short-term borrowings	7,836	7,289
Long-term debt (includes $8.5 billion and $8.3 billion designated under fair value option)	24,836	23,026
Total debt	151,391	154,412
Trading liabilities	1,876	2,355
Interest, taxes and other liabilities	3,849	3,204
Total liabilities	157,116	159,971
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 265 shares issued and outstanding)	265	265
Common equity:
Common stock ($5 par value; 150,000,000 shares authorized; 714 shares issued and outstanding)	—	—
Additional paid-in capital	12,674	12,701
Retained earnings	1,535	852
Accumulated other comprehensive loss	(1,613)	(1,379)
Total common equity	12,596	12,174
Total equity	12,861	12,439
Total liabilities and equity	$169,977	$172,410
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30,	2026	2025
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,685	12,718
Employee benefit plans	(11)	(12)
Balance at end of period	12,674	12,706
Retained earnings
Balance at beginning of period	1,225	710
Net income	310	378
Cash dividends declared on common stock	—	(500)
Balance at end of period	1,535	588
Accumulated other comprehensive loss
Balance at beginning of period	(1,418)	(1,683)
Other comprehensive income (loss), net of tax	(195)	115
Balance at end of period	(1,613)	(1,568)
Total common equity	12,596	11,726
Total equity	$12,861	$11,991

Nine Months Ended September 30,	2026	2025
	(in millions)
Preferred stock
Balance at beginning and end of period	$265	$265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	12,701	12,727
Employee benefit plans	(27)	(21)
Balance at end of period	12,674	12,706
Retained earnings
Balance at beginning of period	852	1,269
Net income	991	827
Cash dividends declared on preferred stock	(8)	(8)
Cash dividends declared on common stock	(300)	(1,500)
Balance at end of period	1,535	588
Accumulated other comprehensive loss
Balance at beginning of period	(1,379)	(1,772)
Other comprehensive income (loss), net of tax	(234)	204
Balance at end of period	(1,613)	(1,568)
Total common equity	12,596	11,726
Total equity	$12,861	$11,991
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2026	2025
	(in millions)
Cash flows from operating activities
Net income	$991	$827
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	(93)	(49)
Provision for credit losses	(11)	76
Net realized gains on securities available-for-sale	(49)	(35)
Net change in other assets and liabilities	292	(470)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(858)	(467)
Sales and collections of loans held for sale	589	432
Net change in trading assets and liabilities	(9,964)	(323)
Loss on instruments designated at fair value and related derivatives	67	7
Net cash used in operating activities	(9,036)	(2)
Cash flows from investing activities
Net change in federal funds sold and securities purchased under agreements to resell	6,913	9,462
Securities available-for-sale:
Purchases of securities available-for-sale	(18,912)	(12,806)
Proceeds from sales of securities available-for-sale	15,315	5,879
Proceeds from paydowns and maturities of securities available-for-sale	2,812	2,923
Securities held-to-maturity:
Purchases of securities held-to-maturity	(3,417)	(1,697)
Proceeds from paydowns and maturities of securities held-to-maturity	1,449	1,275
Change in loans:
Originations, net of collections	(5,887)	(2,735)
Loans sold to third parties	3,297	930
Other, net	(153)	(108)
Net cash provided by investing activities	1,417	3,123
Cash flows from financing activities
Net change in deposits	(5,376)	(752)
Debt:
Net change in short-term borrowings	923	(989)
Issuance of long-term debt	8,333	10,606
Repayment of long-term debt	(6,023)	(8,609)
Other decreases in capital surplus	(27)	(21)
Dividends paid	(308)	(1,508)
Net cash used in financing activities	(2,478)	(1,273)
Net change in cash and due from banks and interest bearing deposits with banks	(10,097)	1,848
Cash and due from banks and interest bearing deposits with banks at beginning of period	23,910	23,246
Cash and due from banks and interest bearing deposits with banks at end of period	$13,813	$25,094
The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	8	10	Fee Income from Contracts with Customers	32
2	Trading Assets and Liabilities	9	11	Related Party Transactions	33
3	Securities	10	12	Business Segments	36
4	Loans	13	13	Retained Earnings and Regulatory Capital Requirements	38
5	Allowance for Credit Losses	20	14	Variable Interest Entities	39
6	Loans Held for Sale	22	15	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	40
7	Derivative Financial Instruments	23	16	Fair Value Measurements	43
8	Fair Value Option	28	17	Litigation and Regulatory Matters	51
9	Accumulated Other Comprehensive Loss	30	18	New Accounting Pronouncements	52

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

HSBC USA Inc.
2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Trading assets:
U.S. Treasury	$4,827	$3,791
U.S. Government agency issued or guaranteed	—	2
U.S. Government sponsored enterprises	178	1,347
Corporate and foreign bonds	1,475	914
Equity securities	23,918	15,141
Precious metals(1)	1,291	196
Derivatives, net	1,513	1,366
Total trading assets	$33,202	$22,757
Trading liabilities:
Securities sold, not yet purchased	$285	$1,438
Payables for precious metals(1)	27	86
Derivatives, net	1,564	831
Total trading liabilities	$1,876	$2,355

(1)In the first quarter of 2026, we reclassified $1.2 billion of precious metal lease assets from loans to trading assets and $0.8 billion of precious metal lease liabilities from short-term borrowings to trading liabilities on the consolidated balance sheet, which generally have a maturity of three months or less, to align with our risk management practices. Prior period amounts were not reclassified as the impact was not material. At September 30, 2026, precious metal lease assets and precious metal lease liabilities were $1.0 billion and $0.0 billion, respectively.
At September 30, 2026 and December 31, 2025, the fair value of derivatives included in trading assets is net of $2,934 million and $1,600 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2026 and December 31, 2025, the fair value of derivatives included in trading liabilities is net of $1,250 million and $1,143 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 7, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.
Dividend income on equity securities held for trading, which is recorded in interest income in the consolidated statement of income, totaled $58 million and $152 million during the three and nine months ended September 30, 2026, respectively, compared with $37 million and $113 million during the three and nine months ended September 30, 2025, respectively. Trading security positions are primarily held as economic hedges of derivative products issued to our clients.

HSBC USA Inc.
3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

September 30, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$10,645	$4	$(170)	$10,479
U.S. Government sponsored enterprises(1)	4,804	2	(917)	3,889
U.S. Government agency issued or guaranteed(1)	12,710	2	(1,180)	11,532
Asset-backed securities collateralized by:
Home equity mortgages	7	—	—	7
Corporate loans	209	—	—	209
Other	78	—	(9)	69
Foreign debt securities(2)	3,169	9	(5)	3,173
Total available-for-sale securities	$31,622	$17	$(2,281)	$29,358
Securities held-to-maturity:
U.S. Treasury	$6,293	$—	$(257)	$6,036
U.S. Government sponsored enterprises(1)	959	1	(84)	876
U.S. Government agency issued or guaranteed(1)	13,052	1	(961)	12,092
Obligations of U.S. states and political subdivisions	2	—	—	2
Total held-to-maturity securities	$20,306	$2	$(1,302)	$19,006

December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,895	$32	$(107)	$13,820
U.S. Government sponsored enterprises(1)	4,603	2	(808)	3,797
U.S. Government agency issued or guaranteed(1)	8,750	11	(752)	8,009
Asset-backed securities collateralized by:
Home equity mortgages	8	—	—	8
Corporate loans	179	—	—	179
Other	85	—	(9)	76
Foreign debt securities(2)	4,131	11	(1)	4,141
Total available-for-sale securities	$31,651	$56	$(1,677)	$30,030
Securities held-to-maturity:
U.S. Treasury	$2,846	$7	$(4)	$2,849
U.S. Government sponsored enterprises(1)	1,062	3	(47)	1,018
U.S. Government agency issued or guaranteed(1)	14,383	130	(245)	14,268
Obligations of U.S. states and political subdivisions	2	—	—	2
Total held-to-maturity securities	$18,293	$140	$(296)	$18,137

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

HSBC USA Inc.
At both September 30, 2026 and December 31, 2025, the allowance for credit losses on securities available-for-sale was nil.
Securities in an unrealized loss position for which no allowance for credit losses has been recognized The following table summarizes gross unrealized losses and related fair values for securities available-for-sale by major security type classified as to the length of time the losses have existed:

	One Year or Less		Greater Than One Year
	Gross Unrealized Losses	Aggregate Fair Value of Investment	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(in millions)
At September 30, 2026
U.S. Treasury	$(78)	$4,193	$(92)	$2,766
U.S. Government sponsored enterprises	(17)	394	(900)	3,140
U.S. Government agency issued or guaranteed	(167)	5,525	(1,013)	5,516
Asset-backed securities	—	—	(9)	99
Foreign debt securities	(5)	1,953	—	—
Securities available-for-sale	$(267)	$12,065	$(2,014)	$11,521
At December 31, 2025
U.S. Treasury	$—	$—	$(107)	$3,419
U.S. Government sponsored enterprises	—	—	(808)	3,592
U.S. Government agency issued or guaranteed	—	50	(752)	6,313
Asset-backed securities	—	129	(9)	85
Foreign debt securities	(1)	1,541	—	—
Securities available-for-sale	$(1)	$1,720	$(1,676)	$13,409
Gross unrealized losses increased compared with December 31, 2025 primarily due to increasing yields on U.S. Government agency securities.
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an allowance for credit losses. The decline in fair value may be caused by, among other things, higher market rates or the illiquidity of the market. We have reviewed the securities in an unrealized loss position for which no allowance for credit losses has been recognized in accordance with our accounting policies. At September 30, 2026, we do not consider any of these securities to be impaired due to credit factors as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding them until their individual maturities. However, impairments due to credit factors may occur in future periods if the credit quality of the securities deteriorates.
Securities Held-to-Maturity The following provides additional information about our portfolio of securities held-to-maturity:
Allowance for credit losses We exclude from our calculation of lifetime expected credit losses ("lifetime ECL") securities for which we expect that non-payment of the amortized cost basis will be zero ("Zero Expected Credit Loss Exception"). Due to the composition of our portfolio of securities held-to-maturity, substantially all of our portfolio qualifies for the Zero Expected Credit Loss Exception and has been excluded from our lifetime ECL calculation. At both September 30, 2026 and December 31, 2025, the allowance for credit losses on securities held-to-maturity was nil.
At both September 30, 2026 and December 31, 2025, none of our securities held-to-maturity were past due or in nonaccrual status.
Credit risk profile Securities are assigned a credit rating based on the estimated probability of default. The credit ratings are used as a credit quality indicator to monitor our securities held-to-maturity portfolio. We utilize Standard and Poor's ("S&P") as the primary source of our credit ratings. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Investment grade includes securities with credit ratings of at least BBB- or above. At both September 30, 2026 and December 31, 2025, all of our securities held-to-maturity were investment grade.

HSBC USA Inc.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Gross realized gains	$29	$26	$49	$36
Gross realized losses	—	—	—	(1)
Net realized gains	$29	$26	$49	$35
Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2026 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The table below also reflects the distribution of maturities of debt securities held at September 30, 2026, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2026.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$192	.78%	$6,098	3.76%	$2,234	4.44%	$2,121	3.88%
U.S. Government sponsored enterprises	58	1.89	117	1.27	71	4.25	4,558	2.53
U.S. Government agency issued or guaranteed	—	—	1	2.57	—	—	12,709	4.07
Asset-backed securities	—	—	33	4.33	45	3.95	216	5.28
Foreign debt securities	1,575	1.47	1,415	4.15	179	4.55	—	—
Total amortized cost	$1,825	1.41%	$7,664	3.80%	$2,529	4.43%	$19,604	3.71%
Total fair value	$1,819		$7,597		$2,507		$17,435
Held-to-maturity:
U.S. Treasury	$114	4.04%	$3,314	3.69%	$2,865	4.13%	$—	—%
U.S. Government sponsored enterprises	—	—	131	3.03	558	3.63	270	2.92
U.S. Government agency issued or guaranteed	—	—	—	—	7	5.67	13,045	4.69
Obligations of U.S. states and political subdivisions	—	—	2	2.73	—	—	—	—
Total amortized cost	$114	4.04%	$3,447	3.67%	$3,430	4.05%	$13,315	4.65%
Total fair value	$114		$3,335		$3,233		$12,324
Equity Securities Equity securities that are not classified as trading and are included in other assets consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Equity securities carried at fair value	$247	$243
Equity securities without readily determinable fair values	18	17
On a quarterly basis, we perform an assessment to determine whether any equity securities without readily determinable fair values are impaired. In the event an equity security is deemed impaired, the security is written down to fair value with impairment recorded in earnings. During the nine months ended September 30, 2026 and 2025, impairment losses on equity securities without readily determinable fair values were immaterial.
Also included in other assets were investments in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock of $95 million and $435 million, respectively, at September 30, 2026 and $95 million and $437 million, respectively, at December 31, 2025. Our investment in Federal Reserve Bank stock represents approximately half of the total subscription price for our subscribed shares. The remaining half is unpaid and remains subject to call by the Federal Reserve Board ("FRB").

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
Loans consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Commercial loans:
Commercial mortgages	$1,156	$1,439
Business and corporate banking	31,851	28,305
Other commercial:
Affiliates(1)	5,397	6,035
Other	3,496	3,565
Total other commercial	8,893	9,600
Total commercial	41,900	39,344
Consumer loans:
Residential mortgages	19,540	19,789
Other consumer	894	761
Total consumer	20,434	20,550
Total loans	$62,334	$59,894

(1)See Note 11, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.
At September 30, 2026 and December 31, 2025, net deferred origination costs and net unamortized discounts on our loans were immaterial.

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

	Past Due		Total Past Due 30 Days or More
	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
At September 30, 2026
Commercial loans:
Commercial mortgages	$—	$19	$19	$1,137	$1,156
Business and corporate banking	59	111	170	31,681	31,851
Other commercial	109	—	109	8,784	8,893
Total commercial	168	130	298	41,602	41,900
Consumer loans:
Residential mortgages	171	103	274	19,266	19,540
Other consumer	7	6	13	881	894
Total consumer	178	109	287	20,147	20,434
Total loans	$346	$239	$585	$61,749	$62,334
At December 31, 2025
Commercial loans:
Commercial mortgages	$—	$106	$106	$1,333	$1,439
Business and corporate banking	239	15	254	28,051	28,305
Other commercial	41	—	41	9,559	9,600
Total commercial	280	121	401	38,943	39,344
Consumer loans:
Residential mortgages	178	100	278	19,511	19,789
Other consumer	6	8	14	747	761
Total consumer	184	108	292	20,258	20,550
Total loans	$464	$229	$693	$59,201	$59,894

(1)Loans less than 30 days past due are presented as current.

HSBC USA Inc.
Nonperforming Loans  Nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, consisted of the following:

	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 Days or More	Nonaccrual Loans With No Allowance For Credit Losses
	(in millions)
At September 30, 2026
Commercial loans:
Commercial mortgages	$243	$—	$—
Business and corporate banking	339	82	117
Total commercial	582	82	117
Consumer loans:
Residential mortgages(1)	186	—	89
Other consumer	6	3	5
Total consumer	192	3	94
Total nonperforming loans	$774	$85	$211
At December 31, 2025
Commercial loans:
Commercial mortgages	$257	$—	$2
Business and corporate banking	273	—	46
Other commercial	3	—	2
Total commercial	533	—	50
Consumer loans:
Residential mortgages(1)	206	—	67
Other consumer	9	4	6
Total consumer	215	4	73
Total nonperforming loans	$748	$4	$123

(1)At September 30, 2026 and December 31, 2025, includes $116 million and $99 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
Interest income that was recorded on nonaccrual loans and included in interest income was immaterial during the three and nine months ended September 30, 2026 and 2025.
Collateral-Dependent Loans Loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty are considered to be collateral-dependent. Collateral can have a significant financial effect in mitigating our exposure to credit risk.
Collateral-dependent residential mortgage loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. Collateral values are based on broker price opinions or appraisals which are updated at least every 180 days. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and incorporated as necessary. At September 30, 2026 and December 31, 2025, we had collateral-dependent residential mortgage loans totaling $265 million and $256 million, respectively.
For collateral-dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Collateral may include real estate, inventory, equipment, accounts receivable, securities and cash. Real estate collateral values are generally based on appraisals which are updated based on management judgment on a case-by-case basis. When an appraisal is not used, we estimate collateral value by reviewing borrower-specific factors such as operating results, cash flows and debt service ratios along with relevant market data of comparable properties, typically using a discounted cash flow analysis. The collateral value for securities is based on quoted market prices or broker quotes, while other financial collateral is generally valued based on appraisals or discounted cash flow analysis. Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible. At September 30, 2026 and December 31, 2025, we had collateral-dependent commercial loans totaling $578 million and $513 million, respectively.

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
Loan payment modifications made to consumer borrowers experiencing financial difficulty were immaterial during the three and nine months ended September 30, 2026 and 2025.
The following table presents information about loan payment modifications made to commercial borrowers experiencing financial difficulty by type of modification, including the period-end carrying value and as a percentage of total loans:

	Interest Rate Reduction	Principal Forgiveness	Term Extension / Significant Payment Deferral	Combination(1)	Total	% of Total Loans
	(dollars are in millions)
Three Months Ended September 30, 2026
Commercial loans:
Commercial mortgages	$—	$—	$17	$—	$17	1.5%
Business and corporate banking	—	—	68	—	68	.2
Total commercial	$—	$—	$85	$—	$85	.2

Three Months Ended September 30, 2025
Commercial loans:
Commercial mortgages	$—	$—	$226	$—	$226	7.3%
Business and corporate banking	27	—	23	—	50	.2
Total commercial	$27	$—	$249	$—	$276	.7

Nine Months Ended September 30, 2026
Commercial loans:
Commercial mortgages	$—	$—	$100	$—	$100	8.7%
Business and corporate banking	—	—	176	23	199	.6
Total commercial	$—	$—	$276	$23	$299	.7

Nine Months Ended September 30, 2025
Commercial loans:
Commercial mortgages	$—	$—	$226	$—	$226	7.3%
Business and corporate banking	51	—	113	3	167	.6
Total commercial	$51	$—	$339	$3	$393	.9

(1)Represents loans with more than one type of payment modification during the period.
At September 30, 2026 and December 31, 2025, additional commitments to lend to commercial borrowers who were provided with a loan payment modification during the respective year-to-date periods totaled $121 million and $116 million, respectively.

HSBC USA Inc.
The following table summarizes the financial effect of loan payment modifications made to commercial borrowers experiencing financial difficulty by type of modification:

	Weighted-Average Interest Rate Reduction	Principal Forgiven (in millions)	Weighted-Average Term Extension / Payment Deferral (in years)
Three Months Ended September 30, 2026
Commercial loans:
Commercial mortgages	—%	$—	1.4
Business and corporate banking	—	—	0.9

Three Months Ended September 30, 2025
Commercial loans:
Commercial mortgages	—%	$—	0.3
Business and corporate banking	1.1	—	2.7

Nine Months Ended September 30, 2026
Commercial loans:
Commercial mortgages	—%	$—	4.2
Business and corporate banking	3.1	—	1.9

Nine Months Ended September 30, 2025
Commercial loans:
Commercial mortgages	—%	$—	0.3
Business and corporate banking	.7	—	1.4
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
Loans to commercial borrowers experiencing financial difficulty with a payment modification during the previous 12 months which subsequently became 90 days or greater contractually delinquent were immaterial during the nine months ended September 30, 2026 and 2025.

HSBC USA Inc.
The following table presents the past due status of loans to commercial borrowers experiencing financial difficulty with a payment modification during the previous 12 months:

	Past Due
	30 - 89 Days	90+ Days	Current(1)	Total
	(in millions)
At September 30, 2026
Commercial loans:
Commercial mortgages	$—	$17	$83	$100
Business and corporate banking	—	28	218	246
Total commercial	$—	$45	$301	$346
At December 31, 2025
Commercial loans:
Commercial mortgages	$—	$18	$77	$95
Business and corporate banking	—	9	249	258
Total commercial	$—	$27	$326	$353

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
The following table summarizes the criticized status of our commercial loans, including a disaggregation of the loans by year of origination:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Sep. 30, 2026
	(in millions)
Commercial mortgages:
Pass rated	$—	$1	$318	$227	$76	$252	$—	$—	$874
Criticized	82	—	17	—	—	183	—	—	282
Total commercial mortgages	82	1	335	227	76	435	—	—	1,156
Business and corporate banking:
Pass rated	5,543	5,182	2,567	1,365	756	3,432	11,420	37	30,302
Criticized	91	248	261	69	35	247	597	1	1,549
Total business and corporate banking	5,634	5,430	2,828	1,434	791	3,679	12,017	38	31,851
Other commercial:
Pass rated	—	34	66	—	5	7	8,781	—	8,893
Total other commercial	—	34	66	—	5	7	8,781	—	8,893
Total commercial	$5,716	$5,465	$3,229	$1,661	$872	$4,121	$20,798	$38	$41,900

HSBC USA Inc.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total at Dec. 31, 2025
	(in millions)
Commercial mortgages:
Pass rated	$2	$18	$237	$266	$34	$278	$—	$—	$835
Criticized	—	1	—	120	—	483	—	—	604
Total commercial mortgages	2	19	237	386	34	761	—	—	1,439
Business and corporate banking:
Pass rated	4,634	3,496	1,504	1,486	798	4,887	8,316	1,040	26,161
Criticized	326	609	183	162	75	307	471	11	2,144
Total business and corporate banking	4,960	4,105	1,687	1,648	873	5,194	8,787	1,051	28,305
Other commercial:
Pass rated	484	319	87	319	338	1,192	6,861	—	9,600
Total other commercial	484	319	87	319	338	1,192	6,861	—	9,600
Total commercial	$5,446	$4,443	$2,011	$2,353	$1,245	$7,147	$15,648	$1,051	$39,344
Gross Charge-offs  The following table summarizes gross charge-off dollars in our commercial loan portfolio, disaggregated by year of origination:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Nine Months Ended September 30, 2026
Business and corporate banking	$17	$—	$61	$—	$—	$15	$16	$—	$109
Total commercial	$17	$—	$61	$—	$—	$15	$16	$—	$109

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(in millions)
Nine Months Ended September 30, 2025
Commercial mortgages	$—	$—	$—	$—	$2	$27	$—	$—	$29
Business and corporate banking	—	1	18	—	—	3	55	—	77
Total commercial	$—	$1	$18	$—	$2	$30	$55	$—	$106
Consumer Loan Credit Quality Indicator and Gross Charge-offs by Year of Origination
Delinquency  The primary credit quality indicator utilized to monitor our consumer loan portfolio is delinquency. At September 30, 2026 and December 31, 2025, delinquency for other consumer loans was immaterial.
The following table summarizes dollars of two-months-and-over contractual delinquency for our residential mortgage loan portfolio, including a disaggregation of the loans by year of origination:

	2026	2025	2024	2023	2022	Prior	Total at Sep. 30, 2026
	(in millions)
Residential mortgages:
Current - 59 days past due	$1,871	$2,734	$2,109	$1,139	$2,019	$9,514	$19,386
60 days or more past due(1)(2)	—	1	3	35	5	110	154
Total residential mortgages	$1,871	$2,735	$2,112	$1,174	$2,024	$9,624	$19,540

	2025	2024	2023	2022	2021	Prior	Total at Dec. 31, 2025
	(in millions)
Residential mortgages:
Current - 59 days past due	$3,203	$2,575	$1,378	$2,100	$3,673	$6,723	$19,652
60 days or more past due(1)(2)	—	3	9	10	—	115	137
Total residential mortgages	$3,203	$2,578	$1,387	$2,110	$3,673	$6,838	$19,789

HSBC USA Inc.
(1)At September 30, 2026 and December 31, 2025, includes $67 million and $57 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
(2)At September 30, 2026 and December 31, 2025, includes $39 million and $30 million, respectively, of residential mortgage loans that were in the process of foreclosure.
Gross Charge-offs  Gross charge-off dollars in our consumer loan portfolio were immaterial during the nine months ended September 30, 2026 and 2025.

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
Updates to Economic Scenarios and Other Changes During the Nine Months Ended September 30, 2026 During the first half of 2026, economic uncertainty increased due to the impact of the conflict in the Middle East, including higher energy prices resulting from supply chain disruption, in addition to the ongoing uncertainty associated with tariffs, inflation and interest rates. While these factors continued to create economic uncertainty during the third quarter of 2026, forecast dispersion and broader market stress indicators have moderated relative to the second quarter. We updated our Consensus Economic Scenarios and our Alternative Downside scenario to reflect management's current view of forecasted economic conditions and utilized the four updated scenarios for estimating lifetime ECL at September 30, 2026. Each of the four scenarios was assigned weightings with the majority of the weighting placed on the Central scenario, lower equal weightings placed on the Upside and Downside scenarios, and the lowest weighting placed on the Alternative Downside scenario. This weighting represents management's best estimate of lifetime ECL under current conditions. The following discussion summarizes the scenarios at September 30, 2026. The economic assumptions described in this section have been formed specifically for the purpose of calculating lifetime ECL.
The Central scenario assumes moderate economic growth in 2026 and 2027, reflecting consensus views of the economic outlook. As inflation remains elevated in the near term and the labor market remains broadly stable, the FRB maintains a tightening bias. The downside scenarios reflect more adverse economic outcomes than the Central scenario, ranging from a cyclical downturn to a severe recession. They assume tighter financial conditions, a weaker labor market, and higher inflation driven by an escalation of ongoing supply chain frictions.
The following table presents the forecasted key macroeconomic variables in our Central scenarios used for estimating lifetime ECL:

	For the Quarter Ended
	Dec. 31, 2026	Jun. 30, 2027	Dec. 31, 2027
Unemployment rate (quarterly average):
Forecast at September 30, 2026	4.4%	4.3%	4.2%
Forecast at June 30, 2026	4.5	4.4	4.3
Forecast at December 31, 2025	4.4	4.3	4.2
Gross domestic product growth rate (year-over-year):
Forecast at September 30, 2026	2.1%	2.3%	2.1%
Forecast at June 30, 2026	2.0	2.0	2.0
Forecast at December 31, 2025	1.9	2.0	2.0
In addition to the updates to the economic scenarios, during the three months ended September 30, 2026, we decreased our commercial allowance for credit losses associated with individually assessed loans primarily due to the charge-off of a fully reserved large corporate banking loan.

HSBC USA Inc.
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures See Note 3, "Securities," for information regarding the allowance for credit losses associated with our security portfolios. The following table summarizes the changes in the allowance for credit losses on loans by product or line of business:

	Commercial Loans			Consumer Loans
	Commercial Mortgages(1)	Business and Corporate Banking(1)	Other Comm'l	Residential Mortgages	Other Consumer	Total Loans
	(in millions)
Three Months Ended September 30, 2026
Allowance for credit losses – beginning of period	$71	$350	$—	$(14)	$16	$423
Provision charged (credited) to income	(7)	3	—	3	1	—
Charge-offs	—	(61)	—	—	(2)	(63)
Recoveries	—	1	—	—	1	2
Net (charge-offs) recoveries	—	(60)	—	—	(1)	(61)
Allowance for credit losses – end of period	$64	$293	$—	$(11)	$16	$362

Three Months Ended September 30, 2025
Allowance for credit losses – beginning of period	$172	$438	$1	$(17)	$20	$614
Provision charged (credited) to income	(14)	(42)	(1)	3	—	(54)
Charge-offs	(2)	(37)	—	(1)	(1)	(41)
Recoveries	1	3	—	1	1	6
Net (charge-offs) recoveries	(1)	(34)	—	—	—	(35)
Allowance for credit losses – end of period	$157	$362	$—	$(14)	$20	$525

Nine Months Ended September 30, 2026
Allowance for credit losses – beginning of period	$108	$327	$1	$(12)	$18	$442
Provision charged (credited) to income	(44)	61	(1)	(1)	—	15
Charge-offs	—	(109)	—	(2)	(6)	(117)
Recoveries	—	14	—	4	4	22
Net (charge-offs) recoveries	—	(95)	—	2	(2)	(95)
Allowance for credit losses – end of period	$64	$293	$—	$(11)	$16	$362

Nine Months Ended September 30, 2025
Allowance for credit losses – beginning of period	$135	$390	$1	$(12)	$23	$537
Provision charged (credited) to income	50	45	(1)	(5)	(2)	87
Charge-offs	(29)	(77)	—	(1)	(5)	(112)
Recoveries	1	4	—	4	4	13
Net (charge-offs) recoveries	(28)	(73)	—	3	(1)	(99)
Allowance for credit losses – end of period	$157	$362	$—	$(14)	$20	$525

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
The following table summarizes the changes in the liability for off-balance sheet credit exposures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance at beginning of period	$161	$158	$166	$139
Provision charged (credited) to income	(21)	(30)	(26)	(11)
Balance at end of period	$140	$128	$140	$128

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

	September 30, 2026	December 31, 2025
	(in millions)
Accrued interest receivables:
Loans	$216	$222
Securities held-to-maturity	90	70
Other financial assets measured at amortized cost	32	26
Securities available-for-sale	136	169
Total accrued interest receivables	474	487
Allowance for credit losses	—	—
Accrued interest receivables, net	$474	$487
During the three and nine months ended September 30, 2026 and 2025, charged-off accrued interest receivables were immaterial.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Commercial loans:
Commercial mortgages	$65	$1,252
Business and corporate banking	1,053	671
Total commercial	1,118	1,923
Consumer loans	—	2
Total loans held for sale	$1,118	$1,925
Commercial Loans During the nine months ended September 30, 2026, we sold portfolios of commercial mortgage loans to third-party sponsored asset-backed financing entities with an aggregate carrying value of $1.1 billion at the time of sale and recognized immaterial losses on sale. The majority of these loans were previously transferred to held for sale in 2025, and an additional $0.2 billion was transferred to held for sale in the second quarter of 2026. In connection with these sales, we provided senior secured loans to the buyers for portions of the purchase prices. See Note 14, "Variable Interest Entities," for additional information. During the third quarter of 2026, a portion of these loans with a carrying value of $0.4 billion was transferred back to held for investment.
Commercial loans held for sale also include certain other loans that we no longer intend to hold for investment and were transferred to held for sale. These loans totaled $168 million and $45 million at September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026 and 2025, lower of amortized cost or fair value adjustments on commercial loans held for sale were immaterial.
Also included in commercial loans held for sale are certain loans that we have elected to designate under the fair value option ("FVO"). These comprise loans originated through our participation in certain syndicated credit facilities that we intend to sell to unaffiliated third parties and loans purchased in the secondary market that are held as hedges against our exposure to certain total return swaps or that we intend to sell. The fair value of these loans totaled $885 million and $626 million at September 30, 2026 and December 31, 2025, respectively. See Note 8, "Fair Value Option," for additional information.
Valuation Allowances Excluding the loans designated under FVO discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on loans held for sale was immaterial at September 30, 2026 and December 31, 2025.

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

	September 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as hedges:(1)
Interest rate contracts	$223	$14	$24	$13
Foreign exchange contracts	19	8	129	—
Total derivatives accounted for as hedges	242	22	153	13
Trading derivatives not accounted for as hedges:(2)
Interest rate contracts	1,475	548	761	430
Foreign exchange contracts	12,754	12,577	9,452	8,924
Equity contracts	880	938	525	567
Precious metals contracts	849	763	1,883	2,050
Credit contracts	208	46	119	59
Other non-qualifying derivatives not accounted for as hedges:(1)
Interest rate contracts	—	131	1	73
Equity contracts	878	146	734	68
Credit contracts	7	129	18	158
Other contracts(3)	3	7	4	17
Total derivatives	17,296	15,307	13,650	12,359
Less: Amounts of receivable / payable subject to enforceable master netting agreements offset in the balance sheet(4)	12,320	12,320	10,198	10,198
Less: Amounts of cash collateral received / posted subject to enforceable master netting agreements offset in the balance sheet(4)	3,209	1,251	1,911	1,143
Net amounts of derivative assets / liabilities presented in the balance sheet	1,767	1,736	1,541	1,018
Less: Amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the balance sheet	405	149	255	10
Net amounts	$1,362	$1,587	$1,286	$1,008

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

	Carrying Amount of Hedged Items(1)	Cumulative Amount of Fair Value Hedging Adjustments Increasing (Decreasing) the Carrying Amount of Hedged Items
		Active	Discontinued	Total
	(in millions)
At September 30, 2026
Securities available-for-sale ("AFS")	$16,864	$(1,431)	$(642)	$(2,073)
Long-term debt	10,428	(472)	—	(472)
At December 31, 2025
Securities AFS	$15,902	$(966)	$(204)	$(1,170)
Deposits	1,497	(8)	6	(2)
Long-term debt	8,825	(74)	—	(74)

(1)The carrying amount of securities AFS represents the amortized cost basis.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items
		(in millions)
Three Months Ended September 30, 2026
Interest rate contracts / Securities AFS	Net interest income	$870	$(661)
Interest rate contracts / Long-term debt	Net interest income	(261)	125
Total		$609	$(536)

Three Months Ended September 30, 2025
Interest rate contracts / Securities AFS	Net interest income	$—	$217
Interest rate contracts / Deposits	Net interest income	22	(30)
Interest rate contracts / Long-term debt	Net interest income	(12)	(148)
Total		$10	$39

Nine Months Ended September 30, 2026
Interest rate contracts / Securities AFS	Net interest income	$1,165	$(551)
Interest rate contracts / Deposits	Net interest income	5	(21)
Interest rate contracts / Long-term debt	Net interest income	(428)	44
Total		$742	$(528)

Nine Months Ended September 30, 2025
Interest rate contracts / Securities AFS	Net interest income	$(197)	$789
Interest rate contracts / Deposits	Net interest income	66	(89)
Interest rate contracts / Long-term debt	Net interest income	76	(534)
Total		$(55)	$166

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

	Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified From AOCI into Income(1)
	2026	2025		2026	2025
	(in millions)
Three Months Ended September 30,
Foreign exchange contracts	$(1)	$2	Net interest income	$—	$—
Interest rate contracts	244	(29)	Net interest income	(19)	(16)
Total	$243	$(27)		$(19)	$(16)

Nine Months Ended September 30,
Foreign exchange contracts	$(4)	$(1)	Net interest income	$—	$—
Interest rate contracts	250	(207)	Net interest income	(50)	(43)
Total	$246	$(208)		$(50)	$(43)

(1)Represents gains (losses) related to discontinued cash flow hedge relationships amortized to earnings from AOCI. During the next twelve months, we expect to amortize $42 million of remaining losses to earnings resulting from these discontinued cash flow hedges.
At September 30, 2026, active cash flow hedge relationships extend or mature through July 2036. The interest accrual related to the hedging instruments is recognized in net interest income.
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

HSBC USA Inc.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(in millions)
Interest rate contracts	Trading revenue	$280	$(63)	$127	$(211)
Foreign exchange contracts	Trading revenue	118	126	342	393
Equity contracts	Trading revenue	(270)	(839)	(1,628)	(1,108)
Precious metals contracts	Trading revenue	10	(37)	57	(18)
Credit contracts	Trading revenue	120	—	134	(55)
Total		$258	$(813)	$(968)	$(999)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their location on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(97)	$6	$(119)	$40
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	66	377	472	632
Equity contracts	Other income (loss)	—	—	—	(3)
Credit contracts	Other income (loss)	(7)	(4)	(25)	(13)
Other contracts(1)	Other income (loss)	(6)	(6)	(24)	(15)
Total		$(44)	$373	$304	$641

(1)Consists of swap agreements entered into in conjunction with the sales of Visa Class B Shares.
Credit-Risk-Related Contingent Features  The majority of our derivative contracts contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivatives are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand that we post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at September 30, 2026 was $74 million, for which we had posted collateral of $30 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2025 was $58 million, for which we had posted collateral of $25 million. Substantially all of the collateral posted is in the form of cash or securities AFS. See Note 15, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$30

HSBC USA Inc.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2026	December 31, 2025
	(in billions)
Interest rate:
Swaps, futures and forwards	$212.4	$137.2
Options written	.8	.1
Options purchased	.8	—
Total interest rate	214.0	137.3
Foreign exchange:
Swaps, futures and forwards	1,434.0	1,113.2
Options written	24.5	23.8
Options purchased	24.6	23.8
Spot	77.3	34.4
Total foreign exchange	1,560.4	1,195.2
Commodities, equities and precious metals:
Swaps, futures and forwards	41.9	35.8
Options written	3.3	1.7
Options purchased	13.3	10.9
Total commodities, equities and precious metals	58.5	48.4
Credit derivatives	27.4	22.5
Other contracts(1)	1.9	1.8
Total	$1,862.2	$1,405.2

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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
	(in millions)
At September 30, 2026
Commercial loans held for sale(1)	$885	$1,009	$(124)
Fixed rate long-term debt	751	775	(24)
Hybrid instruments:
Structured deposits	3,734	3,393	341
Structured notes	7,720	7,437	283
At December 31, 2025
Commercial loans held for sale(1)	$626	$721	$(95)
Fixed rate long-term debt	831	791	40
Hybrid instruments:
Structured deposits	3,570	3,260	310
Structured notes	7,435	7,093	342

(1)At September 30, 2026 and December 31, 2025, no loans for which FVO has been elected were 90 days or more past due or in nonaccrual status.

HSBC USA Inc.
Components of Gain (Loss) on Instruments Designated at Fair Value and Related Derivatives  The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives reflected in the consolidated statement of income:

	Loans Held for Sale	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended September 30, 2026
Interest rate and other components(1)	$—	$44	$(16)	$28
Credit risk component(2)(3)	(47)	—	—	(47)
Total mark-to-market on financial instruments designated at fair value	(47)	44	(16)	(19)
Gain (loss) on related derivatives	—	(47)	16	(31)
Gain (loss) on instruments designated at fair value and related derivatives	$(47)	$(3)	$—	$(50)

Three Months Ended September 30, 2025
Interest rate and other components(1)	$—	$(1)	$(377)	$(378)
Credit risk component(2)	(8)	—	—	(8)
Total mark-to-market on financial instruments designated at fair value	(8)	(1)	(377)	(386)
Gain (loss) on related derivatives	—	2	381	383
Gain (loss) on instruments designated at fair value and related derivatives	$(8)	$1	$4	$(3)

Nine Months Ended September 30, 2026
Interest rate and other components(1)	$—	$57	$(410)	$(353)
Credit risk component(2)(3)	(67)	—	—	(67)
Total mark-to-market on financial instruments designated at fair value	(67)	57	(410)	(420)
Gain (loss) on related derivatives	—	(59)	412	353
Gain (loss) on instruments designated at fair value and related derivatives	$(67)	$(2)	$2	$(67)

Nine Months Ended September 30, 2025
Interest rate and other components(1)	$—	$(22)	$(641)	$(663)
Credit risk component(2)	(16)	—	—	(16)
Total mark-to-market on financial instruments designated at fair value	(16)	(22)	(641)	(679)
Gain (loss) on related derivatives	—	27	645	672
Gain (loss) on instruments designated at fair value and related derivatives	$(16)	$5	$4	$(7)

(1)As it relates to hybrid instruments, interest rate and other components primarily includes interest rate and equity contract risks.
(2)The fair value movement on FVO liabilities attributable to our own credit spread is recorded in other comprehensive income (loss).
(3)During the three and nine months ended September 30, 2026, the losses in the credit risk component for loans held for sale were primarily attributable to the weakening of market conditions associated with a single transaction.

HSBC USA Inc.
9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended September 30,	2026	2025
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,314)	$(1,523)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(126) million and $54 million	(386)	165
Reclassification adjustment for gains realized in net income, net of tax of $(7) million and $(7) million(1)	(22)	(19)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of nil and less than $1 million	—	1
Total other comprehensive income (loss) for period	(408)	147
Balance at end of period	(1,722)	(1,376)
Unrealized gains (losses) on fair value option liabilities attributable to our own credit spread:
Balance at beginning of period	(15)	2
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $5 million and $(8) million	15	(23)
Total other comprehensive income (loss) for period	15	(23)
Balance at end of period	—	(21)
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(91)	(168)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $60 million and $(7) million	183	(20)
Reclassification adjustment for losses realized in net income, net of tax of $4 million and $4 million(2)	15	12
Total other comprehensive income (loss) for period	198	(8)
Balance at end of period	107	(176)
Pension and postretirement benefit liability:
Balance at beginning of period	2	6
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of nil and less than $(1) million	—	(1)
Total other comprehensive income (loss) for period	—	(1)
Balance at end of period	2	5
Total accumulated other comprehensive loss at end of period	$(1,613)	$(1,568)

HSBC USA Inc.

Nine Months Ended September 30,	2026	2025
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(1,238)	$(1,732)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(145) million and $126 million	(448)	380
Reclassification adjustment for gains realized in net income, net of tax of $(12) million and $(9) million(1)	(37)	(26)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million and less than $1 million	1	2
Total other comprehensive income (loss) for period	(484)	356
Balance at end of period	(1,722)	(1,376)
Unrealized gains (losses) on FVO liabilities attributable to our own credit spread:
Balance at beginning of period	(28)	6
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $9 million and $(9) million	28	(27)
Total other comprehensive income (loss) for period	28	(27)
Balance at end of period	—	(21)
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(116)	(52)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $61 million and $(52) million	185	(156)
Reclassification adjustment for losses realized in net income, net of tax of $12 million and $11 million(2)	38	32
Total other comprehensive income (loss) for period	223	(124)
Balance at end of period	107	(176)
Pension and postretirement benefit liability:
Balance at beginning of period	3	6
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $(1) million and less than $(1) million	(1)	(1)
Total other comprehensive income (loss) for period	(1)	(1)
Balance at end of period	2	5
Total accumulated other comprehensive loss at end of period	$(1,613)	$(1,568)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Trust and investment management fees	$50	$43	$144	$125
Other fees and commissions:
Account services	84	84	250	243
Credit facilities	87	81	303	229
Credit card fees, net	18	14	56	45
Other fees(1)	10	11	34	31
Total other fees and commissions(1)	199	190	643	548
Servicing and other fees from HSBC affiliates	96	99	317	299
Insurance(1)	—	1	—	2
Total fee income from contracts with customers	345	333	1,104	974
Other non-fee revenue	234	215	631	608
Total other revenues(2)	$579	$548	$1,735	$1,582

(1)During the fourth quarter of 2025, we began reporting insurance fee income in other fees and commissions in the consolidated statement of income. As a result, we reported $2 million of insurance fee income in other fees and commissions during the nine months ended September 30, 2026 that previously would have been reported in other income (loss).
(2)See Note 12, "Business Segments," for a reconciliation of total other revenues on a U.S. GAAP basis to other operating income for each business segment under the Group Reporting Basis.
Credit card fees, net We recognized interchange fees of $33 million and $98 million during the three and nine months ended September 30, 2026, respectively, compared with $28 million and $86 million during the three and nine months ended September 30, 2025, respectively. Credit card rewards program costs totaled $22 million and $61 million during the three and nine months ended September 30, 2026, respectively, compared with $19 million and $56 million during the three and nine months ended September 30, 2025, respectively.
Deferred Fee Income
Information related to deferred fee income on loan commitments, revolving credit facilities and standby letters of credit is included in Note 15, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," and Note 16, "Fair Value Measurements." Excluding these items, we had deferred fee income related to certain account service fees that are paid upfront and recognized over the service period and annual fees on credit cards which collectively were immaterial at September 30, 2026 and December 31, 2025.
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

	September 30, 2026	December 31, 2025
	(in millions)
Assets:
Cash and due from banks	$293	$304
Interest bearing deposits with banks	5	11
Securities purchased under agreements to resell(1)	1,624	—
Trading assets	26	225
Loans	5,397	6,035
Other(2)	429	469
Total assets	$7,774	$7,044
Liabilities:
Deposits	$8,048	$11,491
Trading liabilities	62	95
Short-term borrowings	3,354	1,960
Long-term debt	12,138	10,137
Other(2)	332	295
Total liabilities	$23,934	$23,978

(1)Reflects purchases of securities which other HSBC affiliates have agreed to repurchase.
(2)Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables. Other assets also includes receivables from HSBC Bank plc associated with certain client share repurchase transactions.

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Income (Expense):
Interest income	$85	$76	$250	$223
Interest expense	(193)	(201)	(560)	(557)
Net interest expense	(108)	(125)	(310)	(334)
Trading revenue (expense)	(197)	274	(664)	(2,259)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	51	57	176	181
HSBC Markets (USA) Inc. ("HMUS")	19	23	67	65
Other HSBC affiliates	26	19	74	53
Total servicing and other fees from HSBC affiliates	96	99	317	299
Gain (loss) on instruments designated at fair value and related derivatives	16	381	412	645
Support services from HSBC affiliates:
HSBC Technology & Services (USA) Inc. ("HTSU")	(256)	(249)	(768)	(725)
HMUS	(59)	(43)	(168)	(162)
Other HSBC affiliates	(171)	(140)	(493)	(405)
Total support services from HSBC affiliates	(486)	(432)	(1,429)	(1,292)
Rental income from HSBC affiliates(1)	14	12	40	35

(1)We receive rental income from our affiliates for certain office space, which is recorded as a component of occupancy expense, net in our consolidated statement of income.
Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At September 30, 2026 and December 31, 2025, long-term debt with affiliates reflected $12.1 billion and $10.1 billion, respectively, of borrowings from HSBC North America. The outstanding balance includes:
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
We have a $4.3 billion uncommitted line of credit with HSBC North America. The available borrowing capacity under this facility is fungible between HSBC USA, HSBC Securities (USA) Inc. and HSBC North America, but total borrowings cannot collectively exceed $4.3 billion at any time. We had no outstanding borrowing under this credit facility at either September 30, 2026 or December 31, 2025.
We also incur short-term borrowings with certain affiliates. In addition, certain affiliates have placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2026 and December 31, 2025, loans to affiliates totaled $5.4 billion and $6.0 billion, respectively.
HMUS and subsidiaries We have extended loans and lines of credit, some of them uncommitted, to HMUS and its subsidiaries in the amount of $14.5 billion at both September 30, 2026 and December 31, 2025, of which $2.1 billion and $1.8 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.

HSBC USA Inc.
HSBC North America Under the $4.3 billion uncommitted fungible line of credit with HSBC North America as discussed above, there was $3.3 billion and $4.2 billion outstanding at September 30, 2026 and December 31, 2025, respectively. The outstanding balance includes $1.7 billion that matures in the fourth quarter of 2026 and $1.6 billion that matures in the first quarter of 2027.
We have extended lines of credit to various other HSBC affiliates totaling $7.1 billion which did not have any outstanding balances at either September 30, 2026 or December 31, 2025.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At both September 30, 2026 and December 31, 2025, there were nil of these loans outstanding.
Derivative contracts As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $1,119.3 billion and $794.8 billion at September 30, 2026 and December 31, 2025, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $30 million and $228 million at September 30, 2026 and December 31, 2025, respectively. We account for these transactions on a mark-to-market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. These activities are summarized in Note 20, "Related Party Transactions," in our 2025 Form 10-K. There have been no significant changes in these activities since December 31, 2025.
Other Transactions with HSBC Affiliates:
At both September 30, 2026 and December 31, 2025, we had $265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," in our 2025 Form 10-K for additional details.
During the nine months ended September 30, 2026, we paid dividends on our common stock of $0.3 billion from retained earnings to HSBC North America. See Note 13, "Retained Earnings and Regulatory Capital Requirements," for additional details.

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
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2026
Net interest income (expense)	$184	$503	$(184)	$503	$7	$18	$528
Other operating income	59	346	182	587	(3)	(5)	579
Total operating income (expense)	243	849	(2)	1,090	4	13	1,107
Expected credit losses / provision for credit losses	2	—	—	2	(23)	—	(21)
	241	849	(2)	1,088	27	13	1,128
Operating expenses:
Direct Costs	104	87	21	212	N/A	N/A	N/A
Indirect Costs	105	357	19	481	N/A	N/A	N/A
Total operating expenses	209	444	40	693	14	13	720
Profit (loss) before income tax	$32	$405	$(42)	$395	$13	$—	$408

Three Months Ended September 30, 2025
Net interest income (expense)	$190	$463	$(76)	$577	$7	$(59)	$525
Other operating income	66	340	75	481	(2)	69	548
Total operating income (expense)	256	803	(1)	1,058	5	10	1,073
Expected credit losses / provision for credit losses	2	17	—	19	(103)	—	(84)
	254	786	(1)	1,039	108	10	1,157
Operating expenses:
Direct Costs	88	100	25	213	N/A	N/A	N/A
Indirect Costs	110	312	8	430	N/A	N/A	N/A
Total operating expenses	198	412	33	643	8	10	661
Profit (loss) before income tax	$56	$374	$(34)	$396	$100	$—	$496

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	IWPB	CIB	CC	Total	Group Reporting Basis Adjust- ments(1)	Group Reporting Basis Reclassi- fications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Nine Months Ended September 30, 2026
Net interest income (expense)	$546	$1,469	$(442)	$1,573	$18	$38	$1,629
Other operating income	187	1,126	433	1,746	(12)	1	1,735
Total operating income (expense)	733	2,595	(9)	3,319	6	39	3,364
Expected credit losses / provision for credit losses	5	25	—	30	(41)	—	(11)
	728	2,570	(9)	3,289	47	39	3,375
Operating expenses:
Direct Costs	278	261	75	614	N/A	N/A	N/A
Indirect Costs	299	1,027	84	1,410	N/A	N/A	N/A
Total operating expenses	577	1,288	159	2,024	29	39	2,092
Profit (loss) before income tax	$151	$1,282	$(168)	$1,265	$18	$—	$1,283
Balances at end of period:
Total assets	$32,525	$151,829	$2,308	$186,662	$(16,685)	$—	$169,977
Total loans, net	24,946	35,820	—	60,766	(409)	1,615	61,972
Goodwill	—	358	—	358	100	—	458
Total deposits	24,864	87,004	—	111,868	(3,191)	10,042	118,719

Nine Months Ended September 30, 2025
Net interest income (expense)	$564	$1,396	$(261)	$1,699	$19	$(144)	$1,574
Other operating income	181	976	256	1,413	(5)	174	1,582
Total operating income (expense)	745	2,372	(5)	3,112	14	30	3,156
Expected credit losses / provision for credit losses	5	164	—	169	(93)	—	76
	740	2,208	(5)	2,943	107	30	3,080
Operating expenses:
Direct Costs	280	325	80	685	N/A	N/A	N/A
Indirect Costs	306	952	27	1,285	N/A	N/A	N/A
Total operating expenses	586	1,277	107	1,970	17	30	2,017
Profit (loss) before income tax	$154	$931	$(112)	$973	$90	$—	$1,063
Balances at end of period:
Total assets	$38,262	$139,411	$4,973	$182,646	$(12,756)	$—	$169,890
Total loans, net	28,022	34,593	—	62,615	(606)	1,969	63,978
Goodwill	—	358	—	358	100	—	458
Total deposits	25,899	89,719	—	115,618	(1,932)	9,074	122,760

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

			September 30, 2026		December 31, 2025
	Well-Capitalized Ratio(1)		Capital Amount	Actual Ratio	Capital Amount	Actual Ratio
			(dollars are in billions)
Common equity Tier 1 ratio:
HSBC USA	4.5%	(2)	$13.7	12.4%	$13.1	12.1%
HSBC Bank USA	6.5		16.0	15.8	15.6	15.9
Tier 1 capital ratio:
HSBC USA	6.0		14.0	12.6	13.3	12.4
HSBC Bank USA	8.0		17.5	17.2	17.1	17.5
Total capital ratio:
HSBC USA	10.0		16.1	14.6	15.6	14.4
HSBC Bank USA	10.0		19.4	19.0	19.0	19.4
Tier 1 leverage ratio:
HSBC USA	4.0	(2)	14.0	7.8	13.3	7.7
HSBC Bank USA	5.0		17.5	10.2	17.1	10.3
Risk-weighted assets:(3)
HSBC USA			111.0		107.9
HSBC Bank USA			101.6		97.8
Adjusted quarterly average assets:(4)
HSBC USA			178.7		173.9
HSBC Bank USA			171.0		166.2

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
During the nine months ended September 30, 2026, HSBC USA received common stock dividends of $0.7 billion from its subsidiary, HSBC Bank USA, and paid dividends on its common stock of $0.3 billion from retained earnings to its parent, HSBC North America.

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
At September 30, 2026 and December 31, 2025, our consolidated VIEs were immaterial.
Unconsolidated VIEs  We have variable interests in VIEs that are not consolidated because we are not the primary beneficiary. The following table and discussion below provide additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvement in these VIEs:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in billions)
At September 30, 2026
Limited partnership investments(1)	$8.1	$1.4	$.8	$1.4
Asset-backed financing SPEs	1.8	1.4	.1	1.4
Total	$9.9	$2.8	$.9	$2.8
At December 31, 2025
Limited partnership investments(1)	$8.2	$1.3	$.7	$1.3
Asset-backed financing SPEs	.4	.2	—	.2
Total	$8.6	$1.5	$.7	$1.5

(1)The carrying value of variable interests held reported as assets includes low income housing investments which totaled $1.4 billion and $1.3 billion at September 30, 2026 and December 31, 2025, respectively.
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
We amortize our low income housing investments in proportion to the allocated tax credits under the proportional amortization method and present the associated tax credits and other tax benefits net of investment amortization in income tax expense in the consolidated statement of income, and in operating activities in the consolidated statement of cash flows. We recognized tax credits and other tax benefits related to low income housing investments of $45 million and $139 million during the three and nine months ended September 30, 2026, respectively, compared with $40 million and $106 million during the three and nine months ended September 30, 2025, respectively. Investment amortization expense totaled $44 million and $128 million during the three and nine months ended September 30, 2026, respectively, compared with $35 million and $91 million during the three and nine months ended September 30, 2025, respectively. Additionally, non-income-tax-related gains and other returns received, which are recognized in other income (loss) in the consolidated statement of income and in operating activities in the consolidated statement of cash flows, were immaterial during the three and nine months ended September 30, 2026 and 2025.
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

	September 30, 2026		December 31, 2025
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(2)	$70	$9,453	$61	$6,560
Financial standby letters of credit, net of participations(3)(4)	—	6,853	—	5,206
Performance standby letters of credit, net of participations(3)(4)	—	5,478	—	4,099
Total	$70	$21,784	$61	$15,865

(1)Includes $1,656 million and $677 million of notional issued for the benefit of HSBC affiliates at September 30, 2026 and December 31, 2025, respectively.
(2)For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
(3)Includes $1,726 million and $1,682 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at September 30, 2026 and December 31, 2025, respectively.
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
Credit-Risk-Related Guarantees
Credit derivatives We manage our credit derivative exposures on a net basis using offsetting hedge positions and, where appropriate, risk transfer through the issuance of structured credit products. As a result, we generally retain a limited net position. The following table summarizes our credit derivative positions:

	September 30, 2026		December 31, 2025
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$70	$9,453	$61	$6,560
Buy-protection credit derivative positions	(30)	17,912	(141)	15,985
Net position(1)	$40	$8,459	$(80)	$9,425

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
Standby letters of credit  Standby letters of credit are subject to our credit approval and collateral processes, and we charge fees for issuing letters of credit commensurate with the client's credit evaluation and nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $63 million and $71 million at September 30, 2026 and December 31, 2025, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $29 million and $18 million at September 30, 2026 and December 31, 2025, respectively.

HSBC USA Inc.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and issued standby letters of credit at September 30, 2026 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection credit derivatives:(1)
Single name credit default swaps	0.8	$1,184	$407	$1,591
Index credit derivatives	4.3	6,512	1,350	7,862
Subtotal		7,696	1,757	9,453
Standby letters of credit(2)	0.8	9,400	2,931	12,331
Total		$17,096	$4,688	$21,784

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
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	September 30, 2026	December 31, 2025
	(in billions)
Interest bearing deposits with banks(1)	$.6	$.7
Trading assets(2)	4.5	4.0
Securities available-for-sale(3)	12.3	14.6
Securities held-to-maturity(3)	13.3	12.7
Loans(4)	21.4	21.6
Other assets(5)	1.1	.7
Total	$53.2	$54.3

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
Debt securities pledged as collateral under repurchase agreements that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was

HSBC USA Inc.
$0.7 billion and $0.0 billion at September 30, 2026 and December 31, 2025, respectively. The fair value of trading assets that could be sold or repledged was $4.5 billion and $3.5 billion at September 30, 2026 and December 31, 2025, respectively.
The fair value of collateral we accepted under security resale agreements but was not reported on the consolidated balance sheet was $5.1 billion and $11.5 billion at September 30, 2026 and December 31, 2025, respectively. Of this collateral, $4.5 billion and $10.8 billion could be sold or repledged at September 30, 2026 and December 31, 2025, respectively, of which $0.2 billion and $0.1 billion, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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
The following table provides information about resale and repurchase agreements that are subject to offset:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet(2)	Net Amount(3)
	(in billions)
At September 30, 2026
Assets:
Securities purchased under resale agreements	$5.1	$2.8	$2.3	$2.3	$—
Liabilities:
Securities sold under repurchase agreements	$5.6	$2.8	$2.8	$2.8	$—

At December 31, 2025
Assets:
Securities purchased under resale agreements	$11.7	$2.4	$9.3	$9.3	$—
Liabilities:
Securities sold under repurchase agreements	$3.7	$2.4	$1.3	$1.3	$—

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in billions)
At September 30, 2026
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$3.0	$.3	$.3	$2.0	$—	$5.6

At December 31, 2025
U.S. Treasury, U.S. Government sponsored and U.S. Government agency securities	$1.4	$.5	$.7	$1.1	$—	$3.7

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

	Fair Value Measurements on a Recurring Basis
September 30, 2026	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$4,827	$178	$—	$5,005	$—	$5,005
Corporate and other domestic debt securities	—	13	—	13	—	13
Debt securities issued by foreign entities	1,462	—	—	1,462	—	1,462
Equity securities	23,918	—	—	23,918	—	23,918
Precious metals trading	—	1,291	—	1,291	—	1,291
Derivatives:(2)
Interest rate contracts	39	1,659	—	1,698	—	1,698
Foreign exchange contracts	—	12,767	6	12,773	—	12,773
Equity contracts	—	1,570	188	1,758	—	1,758
Precious metals contracts	—	849	—	849	—	849
Credit contracts	—	215	—	215	—	215
Other contracts(3)	—	—	3	3	—	3
Derivatives netting	—	—	—	—	(15,529)	(15,529)
Total derivatives	39	17,060	197	17,296	(15,529)	1,767
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	10,594	15,306	—	25,900	—	25,900
Asset-backed securities	—	216	69	285	—	285
Debt securities issued by foreign entities	3,173	—	—	3,173	—	3,173
Loans held for sale(5)	—	636	249	885	—	885
Other assets:
Equity securities	18	123	—	141	—	141
Equity securities measured at net asset value(6)	—	—	—	106	—	106
Total assets	$44,031	$34,823	$515	$79,475	$(15,529)	$63,946
Liabilities:
Domestic deposits(5)	$—	$3,173	$561	$3,734	$—	$3,734
Trading liabilities, excluding derivatives	285	27	—	312	—	312
Derivatives:(2)
Interest rate contracts	41	649	3	693	—	693
Foreign exchange contracts	—	12,580	5	12,585	—	12,585
Equity contracts	—	898	186	1,084	—	1,084
Precious metals contracts	—	763	—	763	—	763
Credit contracts	—	174	1	175	—	175
Other contracts(3)	—	—	7	7	—	7
Derivatives netting	—	—	—	—	(13,571)	(13,571)
Total derivatives	41	15,064	202	15,307	(13,571)	1,736
Long-term debt(5)	—	5,408	3,063	8,471	—	8,471
Total liabilities	$326	$23,672	$3,826	$27,824	$(13,571)	$14,253

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2025	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading assets, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,791	$1,349	$—	$5,140	$—	$5,140
Debt securities issued by foreign entities	837	77	—	914	—	914
Equity securities	15,141	—	—	15,141	—	15,141
Precious metals trading	—	196	—	196	—	196
Derivatives:(2)
Interest rate contracts	8	777	1	786	—	786
Foreign exchange contracts	—	9,572	9	9,581	—	9,581
Equity contracts	—	1,174	85	1,259	—	1,259
Precious metals contracts	—	1,883	—	1,883	—	1,883
Credit contracts	—	137	—	137	—	137
Other contracts(3)	—	—	4	4	—	4
Derivatives netting	—	—	—	—	(12,109)	(12,109)
Total derivatives	8	13,543	99	13,650	(12,109)	1,541
Securities available-for-sale:(4)
U.S. Treasury, U.S. Government agencies and sponsored enterprises	14,277	11,349	—	25,626	—	25,626
Asset-backed securities	—	187	76	263	—	263
Debt securities issued by foreign entities	4,141	—	—	4,141	—	4,141
Loans held for sale(5)	—	460	166	626	—	626
Other assets:
Equity securities	—	131	—	131	—	131
Equity securities measured at net asset value(6)	—	—	—	112	—	112
Total assets	$38,195	$27,292	$341	$65,940	$(12,109)	$53,831
Liabilities:
Domestic deposits(5)	$—	$3,193	$377	$3,570	$—	$3,570
Trading liabilities, excluding derivatives	1,438	86	—	1,524	—	1,524
Derivatives:(2)
Interest rate contracts	5	509	2	516	—	516
Foreign exchange contracts	—	8,916	8	8,924	—	8,924
Equity contracts	—	561	74	635	—	635
Precious metals contracts	2	2,048	—	2,050	—	2,050
Credit contracts	—	216	1	217	—	217
Other contracts(3)	—	—	17	17	—	17
Derivatives netting	—	—	—	—	(11,341)	(11,341)
Total derivatives	7	12,250	102	12,359	(11,341)	1,018
Long-term debt(5)	—	5,912	2,354	8,266	—	8,266
Total liabilities	$1,445	$21,441	$2,833	$25,719	$(11,341)	$14,378

(1)Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes trading derivative assets of $1,513 million and $1,366 million and trading derivative liabilities of $1,564 million and $831 million at September 30, 2026 and December 31, 2025, respectively, as well as derivatives held for hedging and other non-qualifying economic hedging activities. See Note 7, "Derivative Financial Instruments," for additional information. Excluding changes in fair value of a derivative instrument associated with a qualifying cash flow hedge, which are recognized initially in other comprehensive income (loss), derivative assets and liabilities are recorded at fair value through net income.
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
(6)Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. Unfunded commitments associated with these investments were immaterial at September 30, 2026 and December 31, 2025.

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

	Jul. 1, 2026	Total Realized / Unrealized Gains (Losses)	Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2026	Current Period Unrealized Gains (Losses) Still Held
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$58	$7	$—	$—	$(40)	$(6)	$(17)	$2	$(15)
Asset-backed securities available-for-sale(2)	71	(2)	—	—	—	—	—	69	(2)
Loans held for sale(3)	264	(12)	2	51	(22)	7	(41)	249	(2)
Total assets	$393	$(7)	$2	$51	$(62)	$1	$(58)	$320	$(19)
Liabilities:
Domestic deposits(3)	$(569)	$12	$—	$(75)	$16	$(37)	$92	$(561)	$22
Long-term debt(3)	(2,752)	(25)	—	(904)	663	(441)	396	(3,063)	(12)
Total liabilities	$(3,321)	$(13)	$—	$(979)	$679	$(478)	$488	$(3,624)	$10

	Jan. 1, 2026	Total Realized / Unrealized Gains (Losses)	Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2026	Current Period Unrealized Gains (Losses) Still Held
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$11	$110	$—	$—	$(98)	$—	$(21)	$2	$60
Asset-backed securities available-for-sale(2)	76	(5)	—	—	(2)	—	—	69	(4)
Loans held for sale(3)	166	(10)	147	51	(77)	13	(41)	249	(2)
Total assets	$253	$95	$147	$51	$(177)	$13	$(62)	$320	$54
Liabilities:
Domestic deposits(3)	$(377)	$(4)	$—	$(246)	$39	$(177)	$204	$(561)	$20
Long-term debt(3)	(2,354)	(232)	—	(2,572)	1,569	(891)	1,417	(3,063)	(124)
Total liabilities	$(2,731)	$(236)	$—	$(2,818)	$1,608	$(1,068)	$1,621	$(3,624)	$(104)

HSBC USA Inc.

	Jul. 1, 2025	Total Realized / Unrealized Gains (Losses)	Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2025	Current Period Unrealized Gains (Losses) Still Held
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$(12)	$88	$—	$—	$(21)	$(1)	$(43)	$11	$41
Asset-backed securities available-for-sale(2)	92	1	—	—	(4)	—	—	89	1
Loans held for sale(3)	53	—	—	—	(5)	—	—	48	—
Total assets	$133	$89	$—	$—	$(30)	$(1)	$(43)	$148	$42
Liabilities:
Domestic deposits(3)	$(420)	$(17)	$—	$(68)	$14	$(63)	$182	$(372)	$(66)
Long-term debt(3)	(2,195)	(111)	—	(832)	389	(171)	716	(2,204)	(216)
Total liabilities	$(2,615)	$(128)	$—	$(900)	$403	$(234)	$898	$(2,576)	$(282)

	Jan. 1, 2025	Total Realized / Unrealized Gains (Losses)	Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2025	Current Period Unrealized Gains (Losses) Still Held
	(in millions)
Assets:
Derivatives, net:(1)
Equity contracts	$(18)	$113	$—	$—	$(35)	$(15)	$(34)	$11	$51
Asset-backed securities available-for-sale(2)	97	2	—	—	(10)	—	—	89	2
Loans held for sale(3)	154	—	2	—	(121)	13	—	48	—
Total assets	$233	$115	$2	$—	$(166)	$(2)	$(34)	$148	$53
Liabilities:
Domestic deposits(3)	$(291)	$(27)	$—	$(158)	$38	$(306)	$372	$(372)	$(66)
Long-term debt(3)	(2,153)	(198)	—	(1,404)	812	(1,128)	1,867	(2,204)	(245)
Total liabilities	$(2,444)	$(225)	$—	$(1,562)	$850	$(1,434)	$2,239	$(2,576)	$(311)

(1)Level 3 net derivatives included derivative assets of $197 million and derivative liabilities of $202 million at September 30, 2026 and derivative assets of $148 million and derivative liabilities of $159 million at September 30, 2025. Gains (losses) on derivatives, net are predominantly included in trading revenue and gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
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
Significant Transfers Into and Out of Level 3 Measurements During both the nine months ended September 30, 2026 and 2025, we transferred domestic deposits and long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and the underlying inputs have become more observable. During both the nine months ended September 30, 2026 and 2025, we transferred domestic deposits and long-term debt, which we elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying inputs that resulted in the embedded derivative being unobservable.

HSBC USA Inc.
Significant Unobservable Inputs for Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of significant assets and liabilities classified as Level 3 fair value measurements:

September 30, 2026
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Equity derivative contracts(2)	$2	Option pricing model	Equity / Equity Index volatility	5% - 121%	57%
			Equity / Equity and Equity / Index correlation	37% - 98%	83%
			Equity forward price	$0 - $72,824	$4,811
Asset-backed securities available-for-sale	$69	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$249	Market comparables and internal assumptions	Adjusted market price	18% - 100%	82%
Domestic deposits (structured deposits)(2)(3)	$(561)	Option adjusted discounted cash flows	Equity / Equity Index volatility	5% - 66%	10%
			Equity / Equity and Equity / Index correlation	37% - 95%	65%
Long-term debt (structured notes)(2)(3)	$(3,063)	Option adjusted discounted cash flows	Equity / Equity Index volatility	11% - 86%	35%
			Equity / Equity and Equity / Index correlation	40% - 98%	84%
			Credit default swap spreads	409bps	N/A

December 31, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Equity derivative contracts(2)	$11	Option pricing model	Equity / Equity Index volatility	5% - 90%	60%
			Equity / Equity and Equity / Index correlation	42% - 98%	84%
			Equity forward price	$0 - $57,523	$2,773
Asset-backed securities available-for-sale	$76	Discounted cash flows	Market assumptions related to yields for comparable instruments	2% - 3%	2%
Loans held for sale	$166	Market comparables and internal assumptions	Adjusted market price	28% - 100%	74%
Domestic deposits (structured deposits)(2)(3)	$(377)	Option adjusted discounted cash flows	Equity / Equity Index volatility	5% - 45%	12%
			Equity / Equity and Equity / Index correlation	42% - 93%	75%
Long-term debt (structured notes)(2)(3)	$(2,354)	Option adjusted discounted cash flows	Equity / Equity Index volatility	12% - 72%	31%
			Equity / Equity and Equity / Index correlation	48% - 98%	86%
			Credit default swap spreads	722bps	N/A

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
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain assets are measured at fair value on a non-recurring basis and, therefore, are not included in the tables above. These assets include (a) loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the assets has been recorded at September 30, 2026 and December 31, 2025. The gains (losses) during the three and nine months ended September 30, 2026 and 2025 are also included.

	Non-Recurring Fair Value Measurements at September 30, 2026				Total Gains (Losses) For the Three Months Ended September 30, 2026	Total Gains (Losses) For the Nine Months Ended September 30, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$85	$—	$85	$—	$3
Commercial loans held for sale(2)	—	104	—	104	—	(1)
Commercial loans(3)	—	—	358	358	(17)	(59)
Total assets at fair value on a non-recurring basis	$—	$189	$358	$547	$(17)	$(57)

	Non-Recurring Fair Value Measurements at December 31, 2025				Total Gains (Losses) For the Three Months Ended September 30, 2025	Total Gains (Losses) For the Nine Months Ended September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Consumer loans(1)	$—	$94	$—	$94	$(1)	$2
Commercial loans held for sale(2)	—	1,277	—	1,277	(2)	(2)
Commercial loans(3)	—	—	342	342	2	(65)
Total assets at fair value on a non-recurring basis	$—	$1,371	$342	$1,713	$(1)	$(65)

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

HSBC USA Inc.
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
The following table presents quantitative information about the unobservable inputs used to determine the non-recurring fair value measurement of assets classified as Level 3 fair value measurements:

At September 30, 2026
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$358	Valuation of third-party appraisal on underlying collateral	Loss severity rates	3% - 100%	27%

At December 31, 2025
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average(1)
Commercial loans	$342	Valuation of third-party appraisal on underlying collateral	Loss severity rates	0% - 100%	30%

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
The following table summarizes the carrying value and estimated fair value of our financial instruments, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy:

September 30, 2026	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in billions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$13.8	$13.8	$.7	$13.1	$—
Federal funds sold and securities purchased under agreements to resell	2.3	2.3	—	2.3	—
Securities held-to-maturity, net of allowance for credit losses	20.3	19.0	6.0	13.0	—
Commercial loans, net of allowance for credit losses	41.5	42.0	—	—	42.0
Commercial loans held for sale	.2	.2	—	.2	—
Consumer loans, net of allowance for credit losses	20.4	18.6	—	—	18.6
Financial liabilities:
Short-term financial liabilities	$7.8	$7.8	$—	$7.8	$—
Deposits	115.0	115.0	—	115.0	—
Long-term debt	16.4	16.9	—	16.9	—

HSBC USA Inc.

December 31, 2025	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in billions)
Financial assets:
Short-term financial assets, net of allowance for credit losses	$23.9	$23.9	$.8	$23.1	$—
Federal funds sold and securities purchased under agreements to resell	9.3	9.3	—	9.3	—
Securities held-to-maturity, net of allowance for credit losses	18.3	18.1	2.8	15.3	—
Commercial loans, net of allowance for credit losses	38.9	39.7	—	—	39.7
Commercial loans held for sale	1.3	1.3	—	1.3	—
Consumer loans, net of allowance for credit losses	20.5	19.8	—	—	19.8
Financial liabilities:
Short-term financial liabilities	$7.3	$7.3	$—	$7.3	$—
Deposits	120.5	120.5	—	120.5	—
Long-term debt	14.8	15.1	—	15.1	—
Lending-related commitments - The fair value of loan commitments, revolving credit facilities and standby letters of credit are not included in the above table. The majority of the lending-related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on loan commitments, revolving credit facilities and standby letters of credit totaled $176 million and $205 million at September 30, 2026 and December 31, 2025, respectively.

HSBC USA Inc.
17. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 26, "Litigation and Regulatory Matters," in our 2025 Form 10-K and in Note 17, "Litigation and Regulatory Matters," in our Form 10-Q for the three-month period ended March 31, 2026 (the "2026 First Quarter Form 10-Q") and the six-month period ended June 30, 2026 (the "2026 Second Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2025 Form 10-K, our 2026 First Quarter Form 10-Q and our 2026 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2025 Form 10-K, our 2026 First Quarter Form 10-Q and our 2026 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in our 2025 Form 10-K, our 2026 First Quarter Form 10-Q and our 2026 Second Quarter Form 10-Q, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $100 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate. Based on the facts currently known, in respect of each of the disclosed investigations, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Credit Card Litigation The defendants, including the HSBC entities, have resolved the merchant opt-out suits that were set for trial in April 2026, as well as all but two other opt-out suits that remain pending.

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
Economic Environment  The U.S. economy continued to grow during the first nine months of 2026 despite increased economic uncertainty due to the impact of the conflict in the Middle East, including higher energy prices resulting from supply chain disruption, as well as continued pressures from tariffs, inflation and interest rates. U.S. gross domestic product is currently forecast to grow at an annual rate of 2.7 percent in the third quarter of 2026, while the total unemployment rate decreased slightly to 4.2 percent in September 2026 compared with 4.4 percent in December 2025. However, the personal consumption expenditures price index is currently forecast to remain above the FRB's target inflation rate in September 2026. After holding short-term interest rates steady for the first eight months of 2026, the FRB increased short-term interest rates by 25 basis points in September.
The economic uncertainty from the conflict in the Middle East, including higher energy prices, along with tariffs, inflation and interest rates will continue to evolve and impact our business in future periods. Concerns over domestic and global policy issues, geopolitical events and the implications of those events on the markets in general, further add to the uncertainty.
Performance, Developments and Trends The following tables set forth selected financial metrics of HUSI for the nine months ended September 30, 2026 and 2025 and at September 30, 2026 and December 31, 2025:

Nine Months Ended September 30,	2026	2025
	(dollars are in millions)
Net income	$991	$827
Rate of return on average:
Total assets	.8%	.6%
Common equity	10.6	9.2
Tangible common equity(1)	11.0	9.5
Total equity	10.5	9.1
Net interest margin	1.30	1.28
Efficiency ratio	62	64

(1)The following table provides a reconciliation of average common equity to average tangible common equity:

Nine Months Ended September 30,	2026	2025
	(in millions)
Common equity	$12,393	$11,951
Less: Goodwill	458	458
Tangible common equity	$11,935	$11,493

	September 30, 2026	December 31, 2025
Additional Select Ratios:
Allowance as a percent of loans(1)	.58%	.74%
Commercial allowance as a percent of loans(1)	.85	1.11
Loans to deposits ratio(2)	53	49
Common equity Tier 1 capital to risk-weighted assets	12.4	12.1
Tier 1 capital to risk-weighted assets	12.6	12.4
Total capital to risk-weighted assets	14.6	14.4
Tier 1 leverage ratio	7.8	7.7
Total equity to total assets	7.6	7.2

(1)Excludes loans held for sale.
(2)Represents period end loans, net of allowance for loan losses, as a percentage of total deposits.
Net income was $991 million during the nine months ended September 30, 2026 compared with $827 million during the nine months ended September 30, 2025. Income before income tax was $1,283 million during the nine months ended September 30, 2026 compared with $1,063 million during the nine months ended September 30, 2025. The increase in income before income tax during the nine months ended September 30, 2026 was primarily due to higher other revenues driven by increases in trading

HSBC USA Inc.
revenue and other fees and commissions as well as a lower provision for credit losses on our commercial loan portfolio. Also contributing to the increase was higher net interest income, partly offset by higher operating expenses.
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

Nine Months Ended September 30,	2026	2025
	(in millions)
Profit before tax – U.S. GAAP	$1,283	$1,063
Adjustments:
Expected credit losses(1)	(39)	(91)
Other	21	1
Profit before tax – Group Reporting Basis	$1,265	$973

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
During the nine months ended September 30, 2026, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Under the Group Reporting Basis, a majority of our loans are considered to be in stage 1 (which requires a 12-month expected credit losses estimate), while under U.S. GAAP such loans require a lifetime expected credit losses estimate ("lifetime ECL"). Primarily as a result of the different requirements, the impact of improved economic forecasts and portfolio upgrades were more pronounced under U.S. GAAP. In addition, expected credit losses under the Group Reporting Basis reflect higher provisions associated with certain loans which were downgraded to stage 3, while under U.S. GAAP, the impact of the downgrades was largely covered by existing lifetime reserves.
During the nine months ended September 30, 2025, expected credit losses were lower under U.S. GAAP than under the Group Reporting Basis. Primarily as a result of the different requirements related to stage 1 loans discussed above, the impact of updated probability of default estimates resulted in a reduction of the lifetime ECL estimates under U.S. GAAP compared with an increase in loss estimates under the Group Reporting Basis. The decrease in loss estimates under U.S. GAAP was driven by improved probability of default estimates, while the increase in loss estimates under the Group Reporting Basis was driven by higher probability of default estimates on certain stage 2 exposures, including higher provisions associated with certain loans which were downgraded to stage 2. In addition, expected credit losses under the Group Reporting Basis reflect higher provisions associated with certain loans which were downgraded to stage 3, while under U.S. GAAP, the impact of the downgrades was largely covered by existing lifetime reserves.

HSBC USA Inc.
Balance Sheet Review

The following section provides a discussion of the significant changes in our balance sheet at September 30, 2026 compared with December 31, 2025.

		Increase (Decrease) From December 31, 2025
	September 30, 2026	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$16,152	$(17,010)	(51)%
Loans, net	61,972	2,520	4
Loans held for sale	1,118	(807)	(42)
Trading assets	33,202	10,445	46
Securities	49,664	1,341	3
All other assets	7,869	1,078	16
	$169,977	$(2,433)	(1)%
Period end liabilities and equity:
Total deposits	$118,719	$(5,378)	(4)%
Trading liabilities	1,876	(479)	(20)
Short-term borrowings	7,836	547	8
Long-term debt	24,836	1,810	8
Interest, taxes and other liabilities	3,849	645	20
Total equity	12,861	422	3
	$169,977	$(2,433)	(1)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased primarily due to a redeployment of funds to trading securities and lower deposits as discussed in detail below.
Loans, Net  See Note 4, "Loans," in the accompanying consolidated financial statements for a summary of our loans, excluding loans held for sale. See "Credit Quality" in this MD&A for a discussion of trends in our allowance for credit losses.
Commercial loans increased $2.6 billion driven by new business activity exceeding paydowns and maturities, including new loans provided to the buyers in connection with the sales of portfolios of commercial mortgage loans during the first nine months of 2026 as discussed further below. The increase in commercial non-affiliate loans was primarily in the consumer services, diversified financials and software industries, partly offset by a decline in the real estate industry.
Consumer loans decreased $0.1 billion due to net paydowns in residential mortgage loans.
The weighted average loan-to-value ("LTV") ratio for our residential mortgage loan portfolio, excluding mortgage loans held for sale, was 52 percent and 50 percent at September 30, 2026 and December 31, 2025, respectively, with 97 percent and 99 percent, respectively, of the portfolio having an LTV ratio of less than 80 percent. LTVs for residential mortgages are calculated using the loan balance at the reporting date. Current estimated property values are derived from the property's appraised value at the time of loan origination (or, if available, a subsequent revaluation) updated using the most current Federal Housing Finance Agency's House Price Index data available at either a core-based statistical area or state level.
Loans Held for Sale  Loans held for sale were lower driven by the sales of portfolios of commercial mortgage loans with an aggregate carrying value of $1.1 billion during the first nine months of 2026. In connection with these sales, we provided senior secured loans to the buyers for portions of the purchase prices. See Note 6, "Loans Held for Sale," in the accompanying consolidated financial statements for additional information.
Trading Assets See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a summary of our trading assets. Trading assets increased primarily due to higher trading securities and higher precious metal assets.
•Trading securities increased $9.2 billion primarily due to an increase in equity positions. Trading security positions are primarily held as economic hedges of derivative products issued to clients.
•Precious metal assets increased $1.1 billion driven by higher client metal lease activity.

HSBC USA Inc.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were higher primarily due to net purchases of U.S. Government agency securities, partly offset by net sales of foreign sovereign securities as part of our continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes.
All Other Assets  All other assets include, among other items, properties and equipment, net and goodwill. All other assets increased primarily due to increases in deferred tax assets, outstanding settlement balances related to security sales and cash collateral posted.
Deposits  The following table summarizes deposit balances by major depositor categories:

		Increase (Decrease) From December 31, 2025
	September 30, 2026	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$104,941	$(3,423)	(3)%
Domestic and foreign banks	12,346	(1,900)	(13)
U.S. government and states and political subdivisions	106	18	20
Foreign governments and official institutions	1,326	(73)	(5)
Total deposits	$118,719	$(5,378)	(4)%
Total deposits decreased due to lower deposits from affiliates and lower commercial deposits reflecting the impact of seasonality as clients managed their cash needs at year-end followed by withdrawals from a few large corporate clients. These decreases were partly offset by an increase in wholesale time deposits driven by new issuances.
Trading Liabilities See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a summary of our trading liabilities. Trading liabilities decreased primarily due to lower securities sold, not yet purchased, partly offset by higher derivative liabilities.
•Securities sold, not yet purchased decreased $1.2 billion due to a decline in short U.S. Treasury positions primarily related to economic hedges of trading security positions held for Community Reinvestment Act purposes.
•Derivative liabilities increased $0.7 billion mainly from market movements which resulted in higher valuations of foreign exchange derivatives, partly offset by lower valuations of commodity derivatives.
Short-Term Borrowings  Short-term borrowings were higher due to an increase in securities sold under repurchase agreements, partly offset by a decrease in federal funds purchased. We continue to actively manage our balance sheet to maximize returns while maintaining adequate liquidity.
Long-Term Debt  Long-term debt increased driven by new debt issuances, including $3.6 billion of senior debt issued to HSBC North America during the first nine months of 2026. Total debt issuances during the nine months ended September 30, 2026 were $8.3 billion, of which $1.6 billion was issued by HSBC Bank USA. This increase was partly offset by debt retirements.
Incremental issuances from our shelf registration statement with the SEC totaled $4.7 billion of senior structured notes during the nine months ended September 30, 2026. Total long-term debt outstanding under this shelf was $10.4 billion and $9.9 billion at September 30, 2026 and December 31, 2025, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled nil during the nine months ended September 30, 2026. Total debt outstanding under this program was $1.6 billion and $1.7 billion at September 30, 2026 and December 31, 2025, respectively.
Borrowings from the Federal Home Loan Bank ("FHLB") totaled $1.0 billion at both September 30, 2026 and December 31, 2025.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased primarily due to increases in tax liabilities, outstanding settlement balances related to security purchases and margin requirements related to futures trading.
Total Equity During the nine months ended September 30, 2026, we paid dividends on our common stock of $0.3 billion from retained earnings to HSBC North America. See Note 13, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for additional details.

HSBC USA Inc.
Results of Operations

The following section provides a discussion of the significant changes in our operating results for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025.
Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. An analysis of consolidated average balances and interest rates is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
The significant components of net interest margin are summarized in the following table:

		2026 Compared with 2025 Increase (Decrease)
Nine Months Ended September 30,	2026	Volume	Rate	2025
	(dollars are in millions)
Interest income:
Short-term investments	$793	$(287)	$(160)	$1,240
Trading assets	348	101	(21)	268
Securities	1,570	179	(92)	1,483
Commercial loans	1,757	30	(202)	1,929
Consumer loans	655	(60)	(10)	725
Other	44	(1)	(2)	47
Total interest income	5,167	(38)	(487)	5,692
Interest expense:
Deposits	2,303	(136)	(324)	2,763
Short-term borrowings	348	68	(111)	391
Long-term debt	855	73	(137)	919
Other	32	(6)	(7)	45
Total interest expense	3,538	(1)	(579)	4,118
Net interest income	$1,629	$(37)	$92	$1,574

Yield on total interest earning assets	4.12%			4.62%
Cost of total interest bearing liabilities	3.52			4.04
Interest rate spread	.60			.58
Benefit from net non-interest paying funds(1)	.70			.70
Net interest margin on average earning assets	1.30%			1.28%

(1)Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess or a higher cost of interest bearing liabilities, while decreased percentages reflect a reduction in this excess or a lower cost of interest bearing liabilities.
Net interest income increased during the nine months ended September 30, 2026 primarily due to lower interest expense from deposits, long-term debt and short-term borrowings and higher interest income from securities and trading assets. The overall increase in net interest income was partly offset by lower interest income from short-term investments, commercial loans and consumer loans. Lower yields on interest earning assets and lower rates paid on interest bearing liabilities reflect the impact of lower market rates.
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
•Short-term borrowings interest expense was lower due to lower rates paid, partly offset by higher average balances driven by an increase in securities sold under repurchase agreements.
•Securities interest income was higher due to higher average balances, partly offset by lower yields. Higher average balances were driven by increases in U.S. Treasury and U.S. Government agency securities.

HSBC USA Inc.
•Trading assets interest income increased due to higher average balances driven by increases in equity, foreign sovereign and U.S. Treasury positions.
•Short-term investments interest income was lower due to lower average balances and lower yields.
•Commercial loans interest income decreased due to lower yields on variable rate loans and newly originated loans.
•Consumer loans interest income decreased primarily due to lower average balances driven by the impact of the residential mortgage loan sale during the fourth quarter of 2025.
Provision for Credit Losses The following table summarizes the components of the provision for credit losses:

			Increase (Decrease)
Nine Months Ended September 30,	2026	2025	Amount	%
	(dollars are in millions)
Loans:
Commercial loans:
Commercial mortgages(1)	$(44)	$50	$(94)	*
Business and corporate banking(1)	61	45	16	36%
Other commercial	(1)	(1)	—	—
Total commercial loans	16	94	(78)	(83)
Consumer loans:
Residential mortgages	(1)	(5)	4	80
Other consumer	—	(2)	2	100
Total consumer loans	(1)	(7)	6	86
Total loans	15	87	(72)	(83)
Off-balance sheet credit exposures	(26)	(11)	(15)	*
Total provision for credit losses	$(11)	$76	$(87)	*

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
Our provision for credit losses decreased during the nine months ended September 30, 2026 due to a lower provision for credit losses on our commercial loan portfolio and, to a lesser extent, a higher release in credit loss reserves on off-balance sheet credit exposures.
The provision for credit losses on our commercial loan portfolio decreased $78 million during the nine months ended September 30, 2026. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients, partly offset by lower reserves for risk associated with large loan exposures, improved economic forecasts, improvements in the credit condition of certain clients and overall lower criticized exposures. In the prior year period, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial mortgage loan, and worsening economic forecasts, partly offset by a decline in reserves for risk factors associated with higher risk exposures and improved probability of default estimates.
The provision for credit losses on off-balance sheet credit exposures decreased $15 million during the nine months ended September 30, 2026 reflecting a higher release in reserves. The release in the current year period resulted from improved economic forecasts, while the release in the prior year period resulted from improved probability of default estimates, partly offset by worsening economic forecasts.
See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses and liability for off-balance sheet credit exposures.

HSBC USA Inc.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Nine Months Ended September 30,	2026	2025	Amount	%
	(dollars are in millions)
Trust and investment management fees	$144	$125	$19	15%
Other fees and commissions	643	548	95	17
Trading revenue	687	570	117	21
Other securities gains, net	49	35	14	40
Servicing and other fees from HSBC affiliates	317	299	18	6
Gain (loss) on instruments designated at fair value and related derivatives	(67)	(7)	(60)	*
Other income (loss)	(38)	12	(50)	*
Total other revenues	$1,735	$1,582	$153	10%

*Percentage change is greater than 100 percent.
Trust and investment management fees increased during the nine months ended September 30, 2026 driven by higher average assets under management.
Other fees and commissions were higher during the nine months ended September 30, 2026 primarily due to increased fees from loan syndication, commitments and guarantees reflecting higher business activity compared with the prior year period. See Note 10, "Fee Income from Contracts with Customers," in the accompanying consolidated financial statements for additional information including a summary of the components of other fees and commissions.
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

Nine Months Ended September 30,	2026	2025	Amount	%
	(dollars are in millions)
Business Activities:
Foreign Exchange	$235	$244	$(9)	(4)%
Debt Markets	(7)	23	(30)	*
Equities	417	334	83	25
Markets Treasury	23	(27)	50	*
Other trading	19	(4)	23	*
Total trading revenue	$687	$570	$117	21%

*Percentage change is greater than 100 percent.
Trading revenue increased during the nine months ended September 30, 2026 due to higher revenue in Equities, Markets Treasury and Other trading, partly offset by lower revenue in Debt Markets.
•Equities revenue was higher driven by higher balance sheet deployment in prime finance.
•Markets Treasury revenue was higher reflecting the improved performance of economic hedge positions used to manage interest rate risk.
•Other trading revenue was higher primarily due to favorable fair value adjustments on certain investments held for Community Reinvestment Act purposes and the improved performance of economic hedge positions used to manage interest rate risk.
•Debt Markets revenue was lower driven by lower valuation gains.
Other securities gains, net increased during the nine months ended September 30, 2026 primarily due to higher gains from the sale of U.S. Government agency securities. The gross realized gains and losses from sales of securities, which are included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates increased during the nine months ended September 30, 2026 primarily due to higher cost reimbursements associated with shared services performed on behalf of other HSBC affiliates and higher sales commissions from HSBC Bank plc.

HSBC USA Inc.
Gain (loss) on instruments designated at fair value and related derivatives decreased during the nine months ended September 30, 2026 attributable primarily to unfavorable fair value adjustments on commercial loans held for sale driven by the weakening of market conditions associated with a single transaction. See Note 8, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss) decreased during the nine months ended September 30, 2026 primarily due to a loss from bank owned life insurance compared with a gain in the prior year period, higher valuation losses associated with credit default swap protection, unfavorable fair value adjustments on equity investments and higher losses on the swap agreements entered into in conjunction with previous sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares"). These decreases were partly offset by a gain in the current year period from the exercise of equity warrant assets in connection with an innovation banking client's initial public offering ("IPO").
Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Nine Months Ended September 30,	2026	2025	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$410	$454	$(44)	(10)%
Support services from HSBC affiliates	1,429	1,292	137	11
Occupancy expense, net	32	37	(5)	(14)
Other expenses:
Equipment and software	113	102	11	11
Marketing	37	24	13	54
Outside services	27	29	(2)	(7)
Professional fees	30	34	(4)	(12)
Federal Deposit Insurance Corporation ("FDIC") assessment fees	42	44	(2)	(5)
Miscellaneous	(28)	1	(29)	*
Total other expenses	221	234	(13)	(6)
Total operating expenses	$2,092	$2,017	$75	4%
Personnel - average number	1,823	2,052
Efficiency ratio	62%	64%

*Percentage change is greater than 100 percent.
Salaries and employee benefits decreased during the nine months ended September 30, 2026 due to lower salaries expense and other staff costs driven by staff reductions related to the simplification of our organizational structure as well as lower severance related costs.
Support services from HSBC affiliates increased during the nine months ended September 30, 2026 due to higher cost allocations from our technology and support service functions, as well as global resourcing and other global support activities. Contributing to the increase were higher costs associated with our investments in systems infrastructure and new technologies. A summary of the services received from various HSBC affiliates is included in Note 11, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net was relatively flat during the nine months ended September 30, 2026.
Other expenses decreased during the nine months ended September 30, 2026 primarily due to higher expense capitalization related to internally developed software, partly offset by higher marketing expense and higher amortization of previously capitalized software development costs.
Efficiency ratio  Our efficiency ratio improved during the nine months ended September 30, 2026 due to higher other revenues and higher net interest income, partly offset by higher operating expenses as discussed in detail above.

HSBC USA Inc.
Income tax expense The following table summarizes our effective tax rate based on the provision for income taxes attributable to pretax income:

Nine Months Ended September 30,	2026	2025
	(dollars are in millions)
Income before income tax	$1,283	$1,063
Income tax expense	292	236
Effective tax rate	22.8%	22.2%
During the nine months ended September 30, 2026, income tax expense increased primarily due to higher pre-tax income, while the effective tax rate was relatively flat.

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
The following section provides a discussion of the significant changes in our segment results for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025.
International Wealth and Premier Banking  The following table summarizes the Group Reporting Basis results for our IWPB segment:

			Increase (Decrease)
Nine Months Ended September 30,	2026	2025	Amount	%
	(dollars are in millions)
Net interest income	$546	$564	$(18)	(3)%
Other operating income	187	181	6	3
Total operating income(1)	733	745	(12)	(2)
Expected credit losses	5	5	—	—
Net operating income	728	740	(12)	(2)
Operating expenses	577	586	(9)	(2)
Profit before tax	$151	$154	$(3)	(2)%

(1)The following table summarizes the impact of key activities on the total operating income of our IWPB segment.

			Increase (Decrease)
Nine Months Ended September 30,	2026	2025	Amount	%
	(dollars are in millions)
Retail Banking	$429	$438	$(9)	(2)%
Wealth	232	238	(6)	(3)
Other(2)	72	69	3	4
Total operating income	$733	$745	$(12)	(2)%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates and allocated Markets Treasury revenue.
Our IWPB segment profit before tax was relatively flat during the nine months ended September 30, 2026 as lower net interest income was offset by lower operating expenses and higher other operating income.
Net interest income decreased during the nine months ended September 30, 2026 primarily due to lower average loan balances driven by the impact of the residential mortgage loan sale during the fourth quarter of 2025.

HSBC USA Inc.
Other operating income increased during the nine months ended September 30, 2026 due to higher investment management fees driven by higher average assets under management and the improved performance of economic hedge positions used to manage interest rate risk. These increases were partly offset by higher losses on the swap agreements entered into in conjunction with previous sales of Visa Class B Shares.
Operating expenses decreased during the nine months ended September 30, 2026 primarily due to lower expense related to legal matters and lower severance related costs.
Corporate and Institutional Banking  The following table summarizes the Group Reporting Basis results for our CIB segment:

			Increase (Decrease)
Nine Months Ended September 30,	2026	2025	Amount	%
	(dollars are in millions)
Net interest income	$1,469	$1,396	$73	5%
Other operating income	1,126	976	150	15
Total operating income(1)	2,595	2,372	223	9
Expected credit losses	25	164	(139)	(85)
Net operating income	2,570	2,208	362	16
Operating expenses	1,288	1,277	11	1
Profit before tax	$1,282	$931	$351	38%

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

			Increase (Decrease)
Nine Months Ended September 30,	2026	2025	Amount	%
	(dollars are in millions)
Wholesale Transaction Banking	$1,585	$1,463	$122	8%
Investment Banking	199	144	55	38
Debt and Equity Markets	173	113	60	53
Credit and Lending	192	269	(77)	(29)
Other(2)	446	383	63	16
Total operating income	$2,595	$2,372	$223	9%
(2)Includes cost reimbursements associated with activities performed on behalf of other HSBC affiliates, allocated Markets Treasury revenue and net interest income on capital held in the business and not assigned to products.
Our CIB segment reported a higher profit before tax during the nine months ended September 30, 2026 due to higher other operating income, lower expected credit losses and higher net interest income.
Revenue increased during the nine months ended September 30, 2026 due to higher revenue in Wholesale Transaction Banking, Other, Debt and Equity Markets, and Investment Banking, partly offset by lower revenue in Credit and Lending.
•Wholesale Transaction Banking revenue increased driven by higher net interest income from higher deposit spreads and the favorable impact of higher average deposit balances as well as increased fees from guarantees. Also contributing to the increase was higher foreign exchange revenue from market volatility and higher client activity.
•Other revenue increased primarily due to lower funding cost allocations, higher earnings on capital and a gain in the current year period from the exercise of equity warrant assets in connection with an innovation banking client's IPO.
•Debt and Equity Markets revenue increased driven by higher balance sheet deployment, improved trading spreads on equities, improved valuations in secondary credit and higher sales commissions.
•Investment Banking revenue increased primarily due to increased fees from loan syndication and higher net interest income from higher average loan balances in leveraged and acquisition finance. This increase was partly offset by lower net interest income from lower average loan balances in structured finance.
•Credit and Lending revenue decreased primarily due to unfavorable fair value adjustments on certain loans held for sale driven by the weakening of market conditions associated with a single transaction. Also contributing to the decrease were lower net interest income from lower average loan balances in corporate lending and compressed loan spreads as well as higher valuation losses associated with credit default swap protection.

HSBC USA Inc.
Expected credit losses decreased during the nine months ended September 30, 2026. The loss provision in the current year period was driven by downgrades reflecting weakness in the financial condition of certain clients, partly offset by improved economic forecasts, improvements in the credit condition of certain clients and overall lower criticized exposures. In the prior year period, the loss provision was driven by downgrades reflecting weakness in the financial condition of certain clients, including the downgrade of a large commercial mortgage loan, and worsening economic forecasts. Also contributing to the loss provision in the prior year period were higher probability of default estimates on certain stage 2 exposures, which more than offset the impact of improved probability of default estimates on stage 1 exposures.
Corporate Center  The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Nine Months Ended September 30,	2026	2025	Amount	%
	(dollars are in millions)
Net interest expense	$(442)	$(261)	$(181)	(69)%
Other operating income	433	256	177	69
Total operating income (expense)	(9)	(5)	(4)	(80)
Expected credit losses	—	—	—	—
Net operating income (expense)	(9)	(5)	(4)	(80)
Operating expenses	159	107	52	49
Loss before tax	$(168)	$(112)	$(56)	(50)%
Our CC segment reported a higher loss before tax during the nine months ended September 30, 2026 due to higher net interest expense and higher operating expenses, partly offset by higher other operating income.
Net interest expense increased during the nine months ended September 30, 2026 reflecting the impact of higher CIB trading balances discussed below.
Other operating income increased during the nine months ended September 30, 2026 primarily due to higher net funding credits associated with CIB trading activities which increased by $173 million, reflecting higher trading balances.
Operating expenses increased during the nine months ended September 30, 2026 primarily due to higher cost allocations from our technology and support service functions.
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
Allowance for Credit Losses / Liability for Off-Balance Sheet Credit Exposures  Our accounting policies and methodologies related to the allowance for credit losses and liability for off-balance sheet credit exposures are presented under the caption "Critical Accounting Estimates" in MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2025 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in MD&A in our 2025 Form 10-K. There have been no significant revisions to our policies or methodologies during the first nine months of 2026.

HSBC USA Inc.
The following table summarizes our allowance for credit losses and the liability for off-balance sheet credit exposures:

	September 30, 2026	December 31, 2025
	(in millions)
Allowance for credit losses:
Loans:
Commercial loans	$357	$436
Consumer loans	5	6
Total loans	362	442
Total allowance for credit losses	$362	$442

Liability for off-balance sheet credit exposures	$140	$166
The total allowance for credit losses decreased $80 million compared with December 31, 2025 primarily due to a lower allowance for credit losses on our commercial loan portfolio. The decrease in our commercial allowance for credit losses was driven by charge-offs of existing reserves, lower reserves for risk associated with large loan exposures, improved economic forecasts, improvements in the credit condition of certain clients and overall lower criticized exposures. These decreases were partly offset by downgrades reflecting weakness in the financial condition of certain clients.
The liability for off-balance sheet credit exposures decreased $26 million compared with December 31, 2025 resulting from improved economic forecasts.
Analysis of the Allowance for Credit Losses on Loans
The following table presents the allowance for credit losses on loans by major loan categories:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	September 30, 2026		December 31, 2025
	(dollars are in millions)
Commercial:
Commercial mortgages(1)	$64	2%	$108	3%
Business and corporate banking(1)	293	51	327	47
Other commercial	—	14	1	16
Total commercial	357	67	436	66
Consumer:
Residential mortgages	(11)	31	(12)	33
Other consumer	16	2	18	1
Total consumer	5	33	6	34
Total	$362	100%	$442	100%

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

HSBC USA Inc.
The following table sets forth key ratios for the allowance for credit losses on loans:

	September 30, 2026	December 31, 2025
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	.98%	1.31%
Affiliates	—	—
Total commercial	.85	1.11
Consumer	.02	.03
Total loans	.58	.74
Nonperforming loans:(1)(2)
Commercial	54%	82%
Consumer	3	3
Total nonperforming loans	42	59

(1)Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.
(2)Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by loan categories for the nine months ended September 30, 2026 and 2025.
The allowance for credit losses on loans as a percentage of total loans held for investment decreased compared with December 31, 2025 due to the decrease in our allowance for credit losses for the reasons discussed above and an increase in total loans held for investment.
The allowance for credit losses on loans as a percentage of nonperforming loans held for investment decreased compared with December 31, 2025 due to the decrease in our allowance for credit losses for the reasons discussed above and an increase in nonperforming loans as discussed further below.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percentage of total loans, excluding loans held for sale ("delinquency ratio"):

	September 30, 2026		December 31, 2025
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Commercial	$130	.31%	$126	.32%
Consumer(1)	162	.79	146	.71
Total	$292	.47	$272	.45

(1)At September 30, 2026 and December 31, 2025, includes $67 million and $57 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
Our two-months-and-over contractual delinquency ratio was relatively flat compared with December 31, 2025 as higher delinquent loans were offset by higher outstanding loan balances. Higher delinquent loans were primarily due to a few large consumer mortgage loans which became 60 days past due.

HSBC USA Inc.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as net charge-off (recovery) of loans for the period as a percentage of average loans, excluding loans held for sale ("net charge-off ratio"):

	Nine Months Ended September 30,
	2026			2025
	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio	Net Charge-off Dollars	Average Loans	Net Charge-off Ratio

Commercial:
Commercial mortgages(1)	$—	$1,105	—%	$28	$3,295	1.12%
Business and corporate banking(1)	95	30,104	.42	73	29,442	.33
Other commercial	—	9,806	—	—	8,985	—
Total commercial	95	41,015	.31	101	41,722	.32
Consumer:
Residential mortgages	(2)	19,620	(.02)	(3)	21,612	(.02)
Other consumer	2	757	.40	1	635	.16
Total consumer	—	20,377	—	(2)	22,247	(.01)
Total	$95	$61,392	.21	$99	$63,969	.21

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
Our net charge-off ratio was flat during the nine months ended September 30, 2026.
Nonperforming Loans  The following table summarizes nonperforming loans, including nonaccrual loans and accruing loans contractually 90 days or more past due, as well as nonperforming loans as a percentage of total loans, excluding loans held for sale ("nonperforming ratio"):

	September 30, 2026		December 31, 2025
	Nonperforming Loans(1)	Nonperforming Ratio	Nonperforming Loans(1)	Nonperforming Ratio
	(dollars are in millions)
Commercial	$664	1.58%	$533	1.35%
Consumer(1)(2)	195	.95	219	1.07
Total	$859	1.38	$752	1.26

(1)See Note 4, "Loans," in the accompanying consolidated financial statements for a breakout of nonaccrual loans and accruing loans contractually 90 days or more past due. At September 30, 2026 and December 31, 2025, total nonperforming loans include $85 million and $4 million, respectively, of accruing loans contractually 90 days or more past due.
(2)At September 30, 2026 and December 31, 2025, includes $116 million and $99 million, respectively, of residential mortgage loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell.
Our nonperforming loans ratio increased 12 basis points compared with December 31, 2025 due to higher nonperforming loans in our commercial loan portfolio, partly offset by lower nonperforming loans in our consumer loan portfolio as well as higher outstanding loan balances.
Higher nonperforming commercial loans were driven by downgrades and an increase in accruing loans contractually 90 days or more past due driven by a few loans for which collectibility of the past due amounts is reasonably assured. These increases were partly offset by charge-offs and paydowns.
Lower nonperforming consumer loans were driven by certain mortgage borrowers who were previously on forbearance relief returning to accrual status.
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
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding, excluding loans held for sale, and unused commercial commitments by industry are presented in the table below:

	September 30, 2026		December 31, 2025
	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in billions)
Diversified financials	$10.4	$12.1	$9.3	$11.1
Consumer services	2.9	4.3	1.8	3.8
Commercial and professional services	2.7	7.2	2.5	6.9
Software and services	2.6	8.9	1.8	6.3
Utilities	2.3	2.0	1.9	2.2
Retailing	2.0	4.5	2.4	4.3
Real estate	1.7	2.3	2.8	1.8
Capital goods	1.7	6.1	1.7	6.8
Consumer durables and apparel	1.2	3.3	1.6	4.2
Food, beverage and tobacco	1.0	2.3	.7	2.6
Energy	.8	5.8	1.0	7.0
Technology hardware and equipment	.8	7.1	.5	6.8
Chemicals	.8	4.1	1.1	4.1
Pharmaceuticals, biotechnology and life science	.8	4.0	.3	4.2
Food and staples retailing	.8	1.7	.6	1.6
Health care equipment and services	.7	3.2	.8	3.5
Insurance	.6	3.4	.3	3.2
Metals and mining	.5	.7	.9	.5
Media and entertainment	.4	1.1	.3	3.0
Construction materials	.2	.6	.2	.8
Total commercial credit exposure in top 20 industries(1)	34.9	84.7	32.5	84.7
All other industries	1.6	7.8	.8	7.5
Total commercial credit exposure(2)	$36.5	$92.5	$33.3	$92.2

(1)Based on utilization at September 30, 2026.
(2)Excludes commercial credit exposures with affiliates.

HSBC USA Inc.
Geographic Concentrations The following table reflects regional exposure for our mortgage loan portfolios, excluding loans held for sale:

	September 30, 2026		December 31, 2025
	Commercial Mortgages	Residential Mortgages	Commercial Mortgages	Residential Mortgages
New York State	23%	27%	33%	27%
California	30	48	5	48
North Central United States	15	1	11	1
North Eastern United States, excluding New York State	2	7	7	7
Southern United States	28	9	43	9
Western United States, excluding California	2	8	1	8
Total	100%	100%	100%	100%
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

	September 30, 2026	December 31, 2025
	(in billions)
Interest-only loans	$4.5	$4.4
ARM loans(1)	14.6	14.8

(1)During the remainder of 2026 and during 2027, approximately $0.2 billion and $1.0 billion, respectively, of the ARM loans will experience their first interest rate reset.
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

	September 30, 2026	December 31, 2025
	(in billions)
Risk associated with derivative contracts:
Total credit risk exposure	$13.9	$11.0
Less: collateral held against exposure	3.9	3.3
Net credit risk exposure	$10.0	$7.7

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
Interest Bearing Deposits with Banks totaled $13.1 billion and $23.1 billion at September 30, 2026 and December 31, 2025, respectively, of which $13.0 billion and $23.0 billion, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $2.3 billion and $9.3 billion at September 30, 2026 and December 31, 2025, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets include securities totaling $30.4 billion and $21.2 billion at September 30, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities include securities available-for-sale and securities held-to-maturity totaling $49.7 billion and $48.3 billion at September 30, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $7.8 billion and $7.3 billion at September 30, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $118.7 billion and $124.1 billion at September 30, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt totaled $24.8 billion and $23.0 billion at September 30, 2026 and December 31, 2025, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends. The following table presents the maturities of long-term debt at September 30, 2026:

(in billions)
2026	$0.8
2027	3.9
2028	5.6
2029	4.9
2030	3.1
Thereafter	6.5
Total	$24.8
Under our shelf registration statement with the SEC, we may issue certain securities including debt securities and preferred stock. We qualify as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At September 30, 2026, we were authorized to issue up to $15.0 billion, of which $4.6 billion was available. HSBC Bank USA has a Global Bank Note Program that provides for the aggregate issuance of $40.0 billion of subordinated and senior notes, of which $12.0 billion remained available to be issued at September 30, 2026.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At September 30, 2026, long-term debt included $1.0 billion of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $32.3 billion.

HSBC USA Inc.
Preferred Equity  See Note 17, "Preferred Stock," in our 2025 Form 10-K for information regarding all outstanding HSBC USA preferred share issues.
Common Equity  During the nine months ended September 30, 2026, HSBC USA received common stock dividends of $0.7 billion from its subsidiary, HSBC Bank USA, and paid dividends on its common stock of $0.3 billion from retained earnings to its parent, HSBC North America.
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

	September 30, 2026	December 31, 2025
Common equity Tier 1 capital to risk-weighted assets	12.4%	12.1%
Tier 1 capital to risk-weighted assets	12.6	12.4
Total capital to risk-weighted assets	14.6	14.4
Tier 1 leverage ratio(1)	7.8	7.7

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
HSBC North America submitted its 2026 CCAR capital plan in April 2026. In June 2026, the FRB publicly disclosed its supervisory stress test results for all CCAR firms, including HSBC North America. However, the FRB has maintained HSBC

HSBC USA Inc.
North America's stress capital buffer ("SCB") requirement from the 2024 stress test until a new requirement is issued in 2027. Under the FRB's revised rules discussed further below, the new SCB requirement will become effective in 2028.
In September 2026, the FRB adopted final rules intended to enhance the transparency of its supervisory stress testing program and reduce volatility in applicable capital requirements. Under the final rules, among other changes, the FRB is required to invite public comment annually on the supervisory stress testing scenarios and any material model changes. The final rules also require the FRB to average the results of supervisory stress testing over two consecutive years when calculating SCB requirements for firms subject to supervisory stress testing in both years.
2026 Funding Strategy  Our current estimate for funding needs and sources for 2026 is summarized in the following table:

	Actual January 1 through September 30, 2026	Estimated October 1 through December 31, 2026	Estimated Full Year 2026
	(in billions)
Increase (decrease) in funding needs:
Net change in loans	$2	$(1)	$1
Net change in short-term investments and securities	(16)	2	(14)
Net change in trading and other assets	12	1	13
Total funding needs	$(2)	$2	$—
Increase (decrease) in funding sources:
Net change in deposits	$(5)	$3	$(2)
Net change in trading and other short-term liabilities	1	—	1
Net change in long-term debt	2	(1)	1
Total funding sources	$(2)	$2	$—
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
Commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans or similar transactions. At September 30, 2026 and December 31, 2025, we had commitments to extend credit totaling $99.6 billion and $99.8 billion, respectively, comprised primarily of commercial commitments related to secured and unsecured loans and lines of credit and, to a lesser extent, consumer commitments. Consumer commitments comprise unused credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. For a summary of guarantees, including standby letters of credit and certain credit derivative transactions, as well as the contractual amounts outstanding at September 30, 2026 and December 31, 2025, see Note 15, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements.
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
At September 30, 2026 and December 31, 2025, our Level 3 assets and liabilities measured at fair value included the following: certain structured deposits and structured notes for which the embedded derivatives have significant unobservable inputs (e.g., volatility or default correlations), certain asset-backed securities, individually assessed commercial loans, derivatives with certain inputs which are unobservable, certain loans held for sale and swap agreements entered into in conjunction with the sales of Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 16, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value:

	September 30, 2026	December 31, 2025
	(dollars are in billions)
Level 3 assets(1)(2)	$.9	$.6
Total assets measured at fair value(1)(3)	80.0	67.6
Level 3 liabilities(1)	3.8	2.8
Total liabilities measured at fair value(1)	27.8	25.7
Level 3 assets as a percent of total assets measured at fair value	1%	1%
Level 3 liabilities as a percent of total liabilities measured at fair value	14%	11%

(1)Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.
(2)Includes $0.5 billion of recurring Level 3 assets and $0.4 billion of non-recurring Level 3 assets at September 30, 2026. Includes $0.3 billion of recurring Level 3 assets and $0.3 billion of non-recurring Level 3 assets at December 31, 2025.
(3)Includes $79.5 billion of assets measured on a recurring basis and $0.5 billion of assets measured on a non-recurring basis at September 30, 2026. Includes $65.9 billion of assets measured on a recurring basis and $1.7 billion of assets measured on a non-recurring basis at December 31, 2025.
Significant Changes in Fair Value for Level 3 Assets and Liabilities See Note 16, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the nine months ended September 30, 2026 and 2025 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

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
HSBC North America is subject to the U.S. liquidity coverage ratio ("LCR") rule, which is a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and both HSBC North America and HSBC Bank USA calculate and report their LCR to U.S. regulators. At both September 30, 2026 and December 31, 2025, HSBC Bank USA's LCR exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds 70 percent of a Category IV firm's liquidity needs for a 30-day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
HSBC North America is also subject to the U.S. net stable funding ratio ("NSFR") rule, which is a longer-term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, and both HSBC North America and HSBC Bank USA calculate and report their NSFR to U.S. regulators. At both September 30, 2026 and December 31, 2025, HSBC Bank USA's NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds 70 percent of a Category IV firm's required amount of stable funding for assets and off-balance sheet exposures. In addition, under the United Kingdom ("U.K.") Prudential Regulatory Authority ("PRA") based NSFR rule, HSBC USA's NSFR exceeded 100 percent at both September 30, 2026 and December 31, 2025. Under the U.K. PRA NSFR rule, a NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of stable funding for assets and off-balance sheet exposures.

HSBC USA Inc.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at September 30, 2026:

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
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At September 30, 2026, none of the ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies were under review for potential downgrade.
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

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the nine months ended September 30, 2026 and 2025 included fees of $42 million and $22 million, respectively.

Nine Months Ended September 30,	2026			2025
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets:
Interest bearing deposits with banks	$23,218	$612	3.52%	$29,090	$902	4.15%
Federal funds sold and securities purchased under resale agreements(1)	2,951	181	8.20	6,008	338	7.52
Trading assets	24,915	348	1.87	17,753	268	2.02
Securities	51,630	1,570	4.07	45,869	1,483	4.32
Loans:
Commercial	43,048	1,757	5.46	42,375	1,929	6.09
Consumer	20,378	655	4.30	22,248	725	4.36
Total loans	63,426	2,412	5.08	64,623	2,654	5.49
Other	1,517	44	3.88	1,544	47	4.07
Total interest earning assets	$167,657	$5,167	4.12%	$164,887	$5,692	4.62%
Allowance for credit losses	(432)			(597)
Cash and due from banks	590			602
Other assets	8,411			9,003
Total assets	$176,226			$173,895
Liabilities and Equity:
Domestic deposits:
Savings deposits	$45,477	$726	2.13%	$45,101	$840	2.49%
Time deposits	14,752	428	3.88	20,452	742	4.85
Other interest bearing deposits	32,670	1,025	4.19	32,668	1,023	4.19
Foreign deposits	6,276	124	2.64	6,295	158	3.36
Total interest bearing deposits	99,175	2,303	3.10	104,516	2,763	3.53
Short-term borrowings:
Securities sold under repurchase agreements(1)	3,138	180	7.67	1,858	191	13.74
Commercial paper	4,534	139	4.10	4,803	179	4.98
Other short-term borrowings	1,662	29	2.33	1,138	21	2.47
Total short-term borrowings	9,334	348	4.98	7,799	391	6.70
Long-term debt	24,437	855	4.68	22,543	919	5.45
Total interest bearing debt	132,946	3,506	3.53	134,858	4,073	4.04
Other	1,257	32	3.40	1,469	45	4.10
Total interest bearing liabilities	$134,203	$3,538	3.52%	$136,327	$4,118	4.04%
Net interest income/Interest rate spread		$1,629	.60%		$1,574	.58%
Noninterest bearing deposits	23,769			19,546
Other liabilities	5,596			5,806
Total equity	12,658			12,216
Total liabilities and equity	$176,226			$173,895
Net interest margin on average earning assets			1.30%			1.28%

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
Changes in Internal Control over Financial Reporting There has been no change in HSBC USA's internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There was no measurable gross revenue in the third quarter of 2026 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities, and does not currently intend to provide any new guarantees or counter indemnities involving Iran. No guarantees were cancelled in the third quarter of 2026, and approximately 14 remain outstanding.

HSBC USA Inc.
Activity related to U.S. Executive Order 13224
The HSBC Group has individual customers in the Middle East that, during the third quarter of 2026, made local currency check payments for the rental of property to a corporate entity designated under Executive Order 13224. The HSBC Group processed these checks on behalf of its customers.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2026.
Activity related to U.S. Executive Order 13382
The HSBC Group has a corporate customer in Asia that became designated under Executive Order 13382 during the third quarter of 2026. Immediately following the designation, and prior to the accounts being restricted, the HSBC Group processed local currency domestic payments for its customer. In addition, after the accounts were restricted, the HSBC Group processed a local currency domestic payment to settle a credit card balance of the customer.
The HSBC Group has an individual customer in Asia that became designated under Executive Order 13382 during the third quarter of 2026. The customer's accounts were restricted at the time of designation. During the third quarter of 2026, the HSBC Group processed two internal local currency transfers from a restricted account of the customer as payments against a mortgage issued to the customer prior to designation.
The HSBC Group has a non-designated individual customer in Asia that, during the third quarter of 2026, received local currency domestic payments from an entity shortly after the entity became designated under Executive Order 13382. The HSBC Group processed the payments to its customer. After identifying the payments, the HSBC Group restricted the customer's accounts and is in the process of exiting the customer.
The HSBC Group had two corporate customers and one individual customer in Asia that became designated under Executive Order 13382 prior to the current reporting period and one individual customer in Asia that became designated under Executive Order 13382 during the current reporting period. These customers' accounts were restricted at the time of their respective designations. During the third quarter of 2026, as part of the exit process for these customers, the HSBC Group returned customer funds to one corporate customer and two individual customers and wrote off a small local currency balance owed by one corporate customer.
For this activity, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2026.
Other activity
The HSBC Group has individual and corporate customers in the Middle East that received local currency checks from an insurance company that is owned by the Government of Iran during the third quarter of 2026. The HSBC Group processed the checks from the insurance company to its customers.
The HSBC Group has individual and corporate customers in Europe that, during the third quarter of 2026, made local currency domestic payments to, or received such payments from, an Iranian embassy. Generally, these customers appear to receive consular or other services provided by the embassy or provide goods and services that support the conduct of the official business of the embassy. The HSBC Group processed these payments between its customers and the Iranian embassy.
The HSBC Group has corporate customers in Europe that, during the third quarter of 2026, received local currency domestic utility payments authorized by a domestic sanctions authority from a bank located outside Iran that is owned by the Government of Iran and designated pursuant to Executive Order 13224.
For these activities, there was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2026.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or authorized, or otherwise related to the maintenance of such accounts as consistent with applicable law, took place during the third quarter of 2026. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2026 relating to these frozen accounts.

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

(1)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language ("Inline XBRL"): (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2026 and 2025, (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iii) the Consolidated Balance Sheet at September 30, 2026 and December 31, 2025, (iv) the Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2026 and 2025, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 27, 2026

HSBC USA INC.

By:	/s/ ANDREW FULLAM
Andrew Fullam
Chief Financial Officer